Form 10-Q
period 1995-03-31
GRAHAM CORP
filed 1995-05-05
CIK 716314

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended March 31, 1995
                           --------------
                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------
Commission File Number 1-8462


                       GRAHAM CORPORATION
     (Exact name of registrant as specified in its charter)

    DELAWARE                              16-1194720
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

  20 FLORENCE AVENUE, BATAVIA, NEW YORK                 14020
 (Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including Area Code - 716-343-2216


(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      YES   X       NO


     As of May 5, 1995, there were outstanding 1,051,499 shares of common stock, $.10 par value.

              GRAHAM CORPORATION AND SUBSIDIARIES

                           FORM 10-Q

                        MARCH 31, 1995

                PART I - FINANCIAL INFORMATION

























     Unaudited consolidated financial statements of Graham Corporation (the company) and its subsidiaries as of March 31, 1995 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

     This part also includes management's discussion and analysis of the company's financial condition as of March 31, 1995 and its results of operations for the three month period then ended.

                  GRAHAM CORPORATION AND SUBSIDIARIES
                  -----------------------------------
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------

                                           March 31,    December 31,
                                             1995          1994
                                             ----          ----
Assets
Current Assets:
  Cash and equivalents                    $    83,000   $   454,000
  Trade accounts receivable                 9,238,000    11,883,000
  Inventories                               6,453,000     4,547,000
  Deferred tax asset                        1,114,000     1,114,000
  Prepaid expenses and other
   current assets                             241,000       439,000
                                          -----------   -----------
                                           17,129,000    18,437,000
                                          -----------   -----------
Property, plant and equipment, net          9,512,000     9,663,000
                                          -----------   -----------
Deferred tax asset                          1,791,000     1,791,000
Other assets                                   56,000        62,000
                                          -----------   -----------
                                          $28,488,000   $29,953,000
                                          ===========   ===========

                              GRAHAM CORPORATAION AND SUBSIDIARIES
                              ------------------------------------
                                   CONSOLIDATED BALANCE SHEETS (concluded)
                                   ---------------------------

                                            March 31,   December 31,
                                              1995          1994
                                              ----          ----
Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt due banks               $   222,000   $   196,000
  Current portion of long-term debt           234,000       235,000
  Accounts payable                          2,954,000     4,275,000
  Accrued compensation                      3,314,000     3,220,000
  Accrued expenses and other liabilities    1,200,000     1,488,000
  Litigation reserve                        1,161,000     1,247,000
  Customer deposits                           519,000       270,000
  Domestic and foreign income taxes
   payable                                     44,000       260,000
  Estimated liabilities of discontinued
   operations                                 422,000       401,000
                                          -----------   -----------
                                           10,070,000    11,592,000

Long-term debt                              5,446,000     5,161,000
Deferred compensation                         977,000       993,000
Deferred tax liability                        142,000       138,000
Other long-term liabilities                   324,000       496,000
Deferred pension liability                  1,302,000     1,369,000
Accrued postretirement benefits             3,051,000     3,133,000
                                          -----------   -----------
  Total liabilities                        21,312,000    22,882,000
                                          -----------   -----------
Shareholders' equity:
  Common stock, $.10 par value -
    Authorized, 6,000,000 shares
    Issued and outstanding, 1,051,499
     shares in 1995 and 1994                  105,000       105,000
   Capital in excess of par value           3,197,000     3,197,000
   Cumulative foreign currency
     translation adjustment                (1,840,000)   (1,876,000)
   Retained earnings                        6,739,000     6,720,000
                                          -----------   -----------
                                            8,201,000     8,146,000
   Less:
   ----
     Employee Stock Ownership Plan
       Loan Payable                        (1,025,000)   (1,075,000)
                                          -----------   -----------
   Total shareholders' equity               7,176,000     7,071,000
                                          -----------   -----------
                                          $28,488,000   $29,953,000
                                          ===========   ===========

                 GRAHAM CORPORATION AND SUBSIDIARIES
                  ----------------------------------
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
      -----------------------------------------------------------

                                                   THREE MONTHS
                                                  ended March 31,
                                                1995           1994
                                                ----           ----
Net Sales                                    $ 9,305,000   $ 9,904,000
                                             -----------   -----------
Cost and expenses:
   Cost of products sold                       6,805,000     7,157,000
   Selling, general and administrative         2,306,000     2,400,000
   Interest expense                              167,000       116,000
   Litigation provision                                         73,000
                                             -----------   -----------
                                               9,278,000     9,746,000
                                             -----------   -----------
Income from continuing operations
 before income taxes                              27,000       158,000
Provision for income taxes                         8,000        54,000
                                             -----------   -----------
Income from continuing operations                 19,000       104,000
Loss from discontinued operations                              (31,000)
Income before cumulative effect of
 change in accounting principle                   19,000        73,000
Cumulative effect of change in accounting
 principle                                                      (6,000)
                                             -----------   -----------
Net income                                        19,000        67,000

Retained earnings at beginning of period       6,720,000    15,135,000
                                             -----------   -----------
Retained earnings at end of period           $ 6,739,000   $15,202,000
                                             ===========   ===========
Per Share Data:
 Income from continuing operations                   .02           .10
 Loss from discontinued operations                                (.03)
 Cumulative effect of change in
  accounting principle                                            (.01)
                                                    ----          ----
Net income                                          $.02          $.06
                                                    ====          ====
Average number of shares outstanding           1,052,000     1,049,000
                                               =========     =========

                        CONSOLIDATED STATEMENTS OF CASHFLOWS
                        ------------------------------------

                                                  Three Months Ended March 31,
                                                        1995           1994
                                                        ----           ----
Operating activities:
 Net income ......................................  $   19,000     $   67,000
                                                    ----------     ----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ...................    241,000        336,000
  Loss on sale of property, plant and equipment ...                     4,000
  Minority interest in net income ..................                    4,000
  (Increase) Decrease in operating assets:
   Accounts receivable ............................  2,677,000       (116,000)
   Inventory, net of customer deposits ............ (1,613,000)     1,857,000
   Prepaid expenses and other current and
     non-current assets ...........................    202,000         20,000
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
     accrued expenses and other liabilities ....... (1,565,000)    (1,226,000)
   Litigation reserve .............................    (86,000)
   Estimated liabilities of discontinued operations   (175,000)       (80,000)
   Deferred compensation, deferred pension
     liability, and accrued postretirement benefits   (166,000)       187,000
   Domestic and foreign income taxes ..............   (216,000)       162,000
                                                    ----------     ----------
     Total adjustments ............................   (701,000)     1,148,000
                                                    ----------     ----------
 Net cash (used) provided by operating activities .   (682,000)     1,215,000
                                                    ----------     ----------
Investing activities:
 Purchase of property, plant and equipment ........    (46,000)       (96,000)
                                                    ----------     ----------
 Net cash used by investing activities ............    (46,000)       (96,000)
                                                    ----------     ----------
Financing activities:
 Increase in short-term debt ......................     20,000        293,000
 Proceeds from issuance of long-term debt .........  1,375,000         49,000
 Principal repayments on long-term debt ........... (1,043,000)      (809,000)
                                                    ----------     ----------
 Net cash provided (used) by financing activities .    352,000       (467,000)
                                                    ----------     ----------
 Effect of exchange rate on cash ..................      5,000
                                                    ----------     ----------
 Net increase (decrease) in cash and equivalents ..   (371,000)       652,000

 Cash and equivalents at beginning of period ......    454,000         99,000
                                                    ----------     ----------
 Cash and equivalents at end of period ............ $   83,000     $  751,000
                                                    ==========     ==========

                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------
                         MARCH 31, 1995
                         --------------


NOTE 1 - INVENTORIES:
- - --------------------

Major classifications of inventories are as follows:

                                      3/31/95        12/31/94
                                      -------        --------
Raw materials and supplies         $ 1,955,000    $ 1,857,000
Work in process                      3,740,000      2,507,000
Finished products                      992,000        953,000
                                   -----------    -----------
                                     6,687,000      5,317,000
Less - progress payments               234,000        770,000
                                   -----------    -----------
                                   $ 6,453,000    $ 4,547,000
                                   ===========    ===========

NOTE 2 - EARNINGS PER SHARE:
- - ---------------------------

  Earnings per share is computed by dividing net income by the weighted average number of common shares and, when applicable, common equivalent shares outstanding during the period.


NOTE 3 - CASHFLOW STATEMENT:
- - ---------------------------

  Actual interest paid was $217,000 and $176,000 for the three months ended March 31, 1995 and 1994, respectively. In addition, actual income taxes paid were $224,000 and $2,000 for the three months ended March 31, 1995 and 1994, respectively.


NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE
- - ---------------------------------------

  Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." SFAS 112 requires that projected future costs of providing postemployment, benefits be recognized as an expense as employees render service rather than when the benefits are paid. The adjustment to adopt SFAS 112 of $9,000, net of the related tax benefit of $3,000, or $.01 per share, is presented in the Consolidated Statement of Operations and Retained Earnings as the cumulative effect of change in accounting principle. The amount of the after tax charge of $6,000 relating to continuing operations was $2,000. The incremental costs of adopting this statement are insignificant on an ongoing basis.

                       GRAHAM CORPORATION
                       ------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------
                       March 31, 1995
                       --------------

Results of Operations
- - ---------------------
   Sales decreased 6% in the first quarter 1995 compared to 1994. Sales decreased 6% in the United States operations and decreased 7% in the United Kingdom. The decrease in sales in both the United States and United Kingdom is due primarily to production schedules as sales volume in the second quarter is expected to exceed the first quarter sales levels.

   Cost of products sold was 73% of sales for the first quarter of 1995 compared to 72% for the same period in 1994. The percentages reflect management's conserted effort to maintain overhead costs at a relatively constant level after two years of continual costs reductions. Cost of products sold in the United States was 74% of sales compared to 73% in the first quarter of 1994. In the United Kingdom cost of products sold was 64% of sales compared to 62% for the same period in 1994.

   Selling, general and administrative expenses decreased 4% from the first quarter of 1994. This decline is reflective of the continual cost containment measures taken by the company. Selling, general and administrative expenses represented 25% and 24% of sales for the three-month periods ended March 31, 1995 and 1994, respectively.

   Interest expense increased 44% from $116,000 for the first quarter of 1994 to $167,000 for the current period. This increase resulted solely from higher levels of borrowing on the United States revolving credit facility. Total short-term and long-term debt was $5,902,000 at March 31, 1995 which represents an increase from $5,592,000 at year-end 1994.

   The income tax provision for the first quarter of 1995 was 30% of pretax income as compared to a 34% effective tax rate for the same period in 1994.

   As reported in the company's 1994 annual report and Form 10-K, the company approved a formal plan to dispose of its subsidiary, Graham Manufacturing Limited (GML), in September 1994 and subsequently sold the operation in January 1995. Accordingly, the results of operations for the 1994 quarters have been restated to reflect GML's operations as discontinued operations.

Financial Condition
- - -------------------
   There were no significant changes in the financial condition of the company during the first quarter of 1995.

   Working capital of $7,059,000 at March 31, 1995 compares to $6,845,000 at December 31, 1994. The working capital increase reflects a decrease in current assets of $1,308,000 and a decrease in current liabilities of $1,522,000 which related primarily to accounts payable. The decrease in current assets related mainly to a decline in accounts receivable which was offset by an increases in inventories. The decrease in accounts receivable was attributable to collections from customers on the significant sales in the fourth quarter of 1994 as well as first quarter sales being substantially lower than 1994 fourth quarter sales. Inventory levels have steadily climbed due to the increased sales volume anticipated in the second quarter of 1995. The working capital ratio was 1.70 at March 31, 1995 and 1.59 at December 31, 1994.

   Short-term debt increased slightly from $196,000 at year-end to $222,000 at March 31, 1995 and represents solely borrowings by the United Kingdom operation for working capital requirements. Total long-term debt increased $285,000 due to additional borrowings on the U.S. revolving credit facility used to finance the working capital increase. The long-term debt to equity ratio is 79% compared to 76% at year-end 1994 and the total liabilities to assets ratio is 75% compared to 76% at year-end 1994.

   Capital expenditures for the three month period were $46,000 compared to $96,000 for the same period in 1994. There were no major commitments for capital expenditures as of March 31, 1995. In 1995, the company expects to spend approximately $450,000 in capital additions primarily for upgrade of machinery and equipment.

   Management expects that the cash flow from operations and lines of credit will be sufficient to fund the 1995 cash requirements.


New Orders and Backlog
- - ----------------------
   New orders were $13,167,000 compared to $13,679,000 in the first quarter of 1994 and backlog of unfilled orders of $22,887,000 currently compares to $18,997,000 at December 31, 1994. New orders in the United States were $12,189,000 as compared to $12,140,000 in the first quarter 1994. New orders in the United Kingdom were $978,000 compared to $1,539,000 in the first quarter 1994. Backlog at March 31, 1995 in the United States is
$21,956,000 compared to $18,127,000 at year-end 1994. Backlog at March 31, 1995 in the United Kingdom is $931,000 compared to $870,000 at year end 1994. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the company's established product lines.

                      GRAHAM CORPORAITON

                           FORM 10-Q

                        MARCH 31, 1995

                  PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- - -------
  a. See index to exhibits.

  b. No reports on Form 8-K were filed during the quarter ended
     March 31, 1995.
















                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Graham Corporation




                              s\ J. R. Hansen

                              J. R. Hansen
                              Chief Financial Officer &
                                 Vice President Finance



Date 05/05/95
     --------

                         INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

     Not applicable.

(4) Instruments defining the rights of security holders, including indentures.

     (a)  Equity securities

          The instruments defining the rights of the holders of Registrant's equity securities are as follows:

            Certificate of Incorporation, as amended of Registrant (filed as Exhibit 3(a) to the
            Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.)

            By-laws of registrant (filed as Exhibit C to the Proxy Statement of Graham
            Manufacturing Co., Inc. for that
            company's annual meeting of shareholders held on May 4, 1983, which Proxy
            Statement constitutes the prospectus
            included as part of the Registrant's
            Registration Statement No. 2-82275 on
            Form S-14 and is incorporated herein by
            reference.)

            Shareholder Rights Plan of Graham
            Corporation (filed as Exhibit (4) to
            Registrant's current report filed on Form
            8-K on February 26, 1991, as amended by
            Registrant's Amendment No. 1 on Form 8
            dated June 8, 1991, and incorporated
            herein by reference.)

     (b)  Debt securities

          Not applicable.

(10) Material Contracts

     1989 Stock Option and Appreciation Rights Plan of Graham
     Corporation (filed on the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders and incorporated herein by reference.)

(11) Statement re-computation of per share earnings

     See attached.

(15) Letter re-unaudited interim financial informaiton.

     Not applicable.

(18) Letter re-change in accounting principles.

     Not applicable.

(19) Report furnished to security holders.

     None

(22) Published report regarding matters submitted to vote of security holders.

     None

(23) Consents of experts and counsel.

     Not applicable.

(24) Power of Attorney

     Not applicable.

(27) Financial Data Schedule

     See attached.

(99) Additional exhibits.

     None