Form 10-Q
period 1995-06-30
GRAHAM CORP
filed 1995-08-04
CIK 716314

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended June 30, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

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


Registrant's telephone number, including Area Code: 716-343-2216


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


                      YES   X       NO


      As of August 4, 1995, there were outstanding 1,052,499 shares of common stock, $.10 par value.

                 GRAHAM CORPORATION AND SUBSIDIARIES

                              FORM 10-Q

                            JUNE 30, 1995

                   PART I - FINANCIAL INFORMATION

































      Unaudited consolidated financial statements of Graham Corporation (the company) and its subsidiaries as of June 30, 1995 and for the three month and six month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

      This part also includes management's discussion and analysis of the company's financial condition as of June 30, 1995 and its results of operations for the three month and six month periods then ended.

                  GRAHAM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET

                                                        June 30,       December 31,
                                                          1995             1994
                                                          ----             ----
Assets
Current Assets:
   Cash and equivalents                               $    68,000      $   454,000
   Trade accounts receivable                            8,628,000       11,883,000
   Inventories                                          6,035,000        4,547,000
   Deferred tax asset                                   1,114,000        1,114,000
   Prepaid expenses and other
     current assets                                       344,000          439,000
                                                      -----------      -----------
                                                       16,189,000       18,437,000
                                                      -----------      -----------
Property, plant and equipment, net                      9,321,000        9,663,000
                                                      -----------      -----------
Deferred tax assest                                     1,791,000        1,791,000
Other assets                                               51,000           62,000
                                                      -----------      -----------
                                                      $27,352,000      $29,953,000
                                                      ===========      ===========

                               GRAHAM CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET (concluded)

                                                       June 30,        December 31,
                                                         1995              1994
                                                         ----              ----

Liabilities and Shareholders' Equity
Current liabilities:
   Short-term debt due banks                          $   478,000      $   196,000
   Current portion of long-term debt                      232,000          235,000
   Accounts payable                                     3,636,000        4,275,000
   Accrued compensation                                 2,494,000        3,220,000
   Accrued expenses and other liabilities               1,251,000        1,488,000
   Litigation reserve                                                    1,247,000
   Customer deposits                                      101,000          270,000
   Domestic and foreign income taxes
    payable                                                                260,000
   Estimated liabilities of discontinued
    operations                                            308,000          401,000
                                                      -----------      -----------
                                                        8,500,000       11,592,000

Long-term debt                                          5,059,000        5,161,000
Deferred compensation                                     971,000          993,000
Deferred tax liability                                    139,000          138,000
Other long-term liabilities                               293,000          496,000
Deferred pension liability                              2,196,000        1,369,000
Accrued postretirement benefits                         3,127,000        3,133,000
                                                      -----------      -----------
   Total liabilities                                   20,285,000       22,882,000
                                                      -----------      -----------
Shareholders' equity:
   Common stock, $.10 par value-
    Authorized, 6,000,000 shares
    Issued and outstanding, 1,051,499
     shares in 1995 and 1994                              105,000          105,000
   Capital in excess of par value                       3,197,000        3,197,000
   Cumulative foreign currency
    translation adjustment                             (1,862,000)      (1,876,000)
   Retained earnings                                    6,602,000        6,720,000
                                                      -----------      -----------
                                                        8,042,000        8,146,000
   Less:
    Employee Stock Ownership Plan
     Loan Payable                                        (975,000)      (1,075,000)
                                                      -----------      -----------
   Total shareholders' equity                           7,067,000        7,071,000
                                                      -----------      -----------
                                                      $27,352,000      $29,953,000
                                                      ===========      ===========

                       GRAHAM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS


                                             THREE MONTHS                SIX MONTHS
                                            ended June 30,              ended June 30,
                                          1995         1994           1995         1994
                                          ----         ----           ----         ----
Net Sales                              $12,007,000  $ 8,561,000    $21,312,000  $18,465,000
                                       -----------  -----------    -----------  -----------
Cost and expenses:
 Cost of products sold                   9,341,000    6,527,000     16,146,000   13,684,000
 Selling, general and
  administrative                         2,725,000    2,408,000      5,030,000    4,808,000
 Interest expense                          160,000      114,000        327,000      230,000
 Litigation provision                                   179,000                     252,000
                                       -----------  -----------    -----------  -----------
                                        12,226,000    9,228,000     21,503,000   18,974,000
                                       -----------  -----------    -----------  -----------
Loss from continuing operations
 before income taxes                      (219,000)    (667,000)      (191,000)    (509,000)
Benefit for income taxes                   (82,000)    (233,000)       (73,000)    (179,000)
                                       -----------  -----------    -----------  -----------

Loss from continuing operations           (137,000)    (434,000)      (118,000)    (330,000)
Loss from discontinued operation                       (422,000)                   (453,000)
                                       -----------  -----------    -----------  -----------
Loss before cumulative effect of
 change in accounting principle           (137,000)    (856,000)      (118,000)    (783,000)
Cumulative effect of change in
 accounting principle                                                                (6,000)
                                       -----------  -----------    -----------  -----------

Net loss                                  (137,000)    (856,000)      (118,000)    (789,000)

Retained earnings at beginning of
 period                                  6,739,000   15,202,000      6,720,000   15,135,000
                                       -----------  -----------    -----------  -----------
Retained earnings at end of period     $ 6,602,000  $14,346,000    $ 6,602,000  $14,346,000
                                       ===========  ===========    ===========  ===========
Per Share Data:

Loss from continuing operatins               $(.13)       $(.41)         $(.11)       $(.31)
Loss from discontinued operation                           (.40)                       (.43)
Cumulative effect of change in
 accounting principle                                                                  (.01)
                                             -----        -----          -----        -----
Net loss                                     $(.13)       ($.81)         $(.11)       ($.75)
                                             =====        =====          =====        =====
Average number of common and common
 equivalent shares outstanding           1,051,000    1,051,000      1,051,000    1,049,000
                                         =========    =========      =========    =========

                                  GRAHAM CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CASHFLOWS

                                                       Six Months Ended June 30,
                                                           1995           1994
                                                           ----           ----
Operating activities:
  Net loss ..................................          $ (118,000)  $ (789,000)
                                                       ----------   ----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization ....................     443,000      685,000
   Loss on sale of property, plant and equipment ....       3,000        2,000
   Minority interest in net income ..................                  (46,000)
   (Increase) Decrease in operating assets:
    Accounts receivable .............................   3,269,000    3,084,000
    Inventory, net of customer deposits..............  (1,640,000)     637,000
    Prepaid expenses and other current and
     non-current assets .............................     118,000     (232,000)
   Increase (Decrease) in operating liabilities:
    Accounts payable, accrued compensation,
     accrued expenses and other liabilities .........    (875,000)    (707,000)
    Litigation reserve ..............................  (1,247,000)
    Estimated liabilities of discontinued operations.    (307,000)     (80,000)
    Deferred compensation, deferred pension
     liability, and accrued postemployment benefits .      48,000     (120,000)
    Domestic and foreign income taxes ...............    (279,000)    (290,000)
    Other long-term liabilities .....................                    2,000
                                                       ----------   ----------
      Total adjustments .............................    (467,000)   2,935,000
                                                       ----------   ----------
Net cash (used) provided by operating activities  ..     (585,000)   2,146,000
                                                       ----------   ----------
Investing activities:
  Purchase of property, plant and equipment .........     (81,000)    (206,000)
  Proceeds from sale of property, plant and equipment       1,000        3,000
                                                       ----------   ----------
  Net cash used by investing activities ...........       (80,000)    (203,000)
                                                       ----------   ----------
Financing activities:
  Increase (decrease) in short-term debt ............     280,000     (184,000)
  Proceeds from issuance of long-term debt ..........   3,587,000       70,000
  Principal repayments on long-term debt ............  (3,593,000)    (824,000)
                                                       ----------   ----------
  Net cash provided (used) by financing activities ..     274,000     (938,000)
                                                       ----------   ----------
  Effect of exchange rate on cash                           5,000
                                                       ----------   ----------
  Net increase (decrease) in cash and equivalents ...    (386,000)   1,005,000

  Cash and equivalents at beginning of period .......     454,000       99,000
                                                       ----------   ----------
  Cash and equivalents at end of period .............  $   68,000   $1,104,000
                                                       ==========   ==========

                GRAHAM CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL INFORMATION

                          JUNE 30, 1995

- ----------------------------------------------------------------------
NOTE 1 - INVENTORIES
- ----------------------------------------------------------------------
    Major classifications of inventories are as follows:

                                       6/30/95         12/31/94
                                       -------         --------
Raw materials and supplies          $ 2,078,000      $ 1,857,000
Work in process                       3,559,000        2,507,000
Finished products                     1,012,000          953,000
                                    -----------      -----------
                                      6,649,000        5,317,000
Less - progress payments                614,000          770,000
                                    -----------      -----------

                                    $ 6,035,000      $ 4,547,000
                                    ===========      ===========

- ----------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
- ----------------------------------------------------------------------
    Earnings per share is computed by dividing net income by the weighted number of common shares and, when applicable, common equivalent shares outstanding during the period. Net loss per share is based on the weighted average number of shares outstanding during the period.

- ----------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
- ----------------------------------------------------------------------
    Actual interest paid was $378,000 and $352,000 for the six months ended June 30, 1995 and 1994, respectively. In addition, actual income taxes paid were $238,000 and $28,000 for the six months ended June 30, 1995 and 1994, respectively.

- ----------------------------------------------------------------------
NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE
- ----------------------------------------------------------------------
    Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." SFAS 112 requires that projected future costs of providing postemployment benefits be recognized as an expense as employees render service rather than when the benefits are paid. The adjustment to adopt SFAS 112 of $9,000, net of the related tax benefit of $3,000, or $.01 per share, is presented in the Consolidated Statement of Operations and Retained Earnings as the cumulative effect of change in accounting principle. The amount of the after tax charge of $6,000 relating to continuing operations was $2,000. The incremental costs of adopting this statement are insignificant on an ongoing basis.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                       June 30, 1995



Results of Operations
- ---------------------
    Sales increased 40% in the second quarter 1995 compared to 1994. Sales for the second quarter increased 50% in the United States and decreased 14% in the United Kingdom compared to 1994. Sales for the six months ended June 30, 1995 increased 15% from the same period last year. Sales in the United States increased 19% and the United Kingdom sales decreased 11% from the same period last year. The increase in the United States sales levels is due to a relatively stable sales volume throughout 1995 as compared to 1994 when second quarter sales were substantially below sales in other quarters during the year. The decrease in the United Kingdom sales is attributable to order cancellations from a customer who is experiencing financial difficulties. The United Kingdom operation is focusing its efforts on further development of its market share to overcome this loss of business.

    Cost of sales as a percent of sales for the second quarter 1995 was 78% compared to 76% a year ago. Cost of sales as a percent of sales for the three month period was 79% for the United States operations compared to 78% last year and 62% for the United Kingdom operations compared to 65% last year. For the six months, cost of sales as a percent of sales was 76% compared to 74% a year ago. In the United States cost of sales as a percent of sales was 77% compared to 76% a year ago, and in the United Kingdom cost of sales as a percent of sales remained unchanged at 63% compared to a year ago. While the percentages have remained relatively stable in the United Kingdom, percentages for the United States reflect a slight decline in contribution margins as material costs were substantial for various large projects in 1995.

    Selling, general and administrative expenses increased 13% from the second quarter of 1994, and represent 23% of sales as compared to 28% in 1994. For the six months ended June 30, 1995, selling, general and administrative expenses are up 5% as compared to the same period in 1994 and were 24% of sales compared to 26% in 1994. The increase in selling, general and administrative expenses is primarily attributable to additional expenses incurred by the United States operation.

    Interest expense for the second quarter is up 40% from the same period in 1994. Interest expense for the six month period in 1995 is up 42% compared to the six month period in 1994. These increases resulted from higher levels of borrowing on the United States revolving credit facility and a higher prime rate in 1995.

    The effective income tax rate for the second quarter and the six-month period in 1995 remained relatively consistent at 37% and 38%, respectively, compared to 35% for the second quarter and six-month period of 1994.

- -----------------------------
    As reported in the company's 1994 annual report and Form 10-K, the company approved a formal plan to dispose of its subsidiary, Graham Manufacturing Limited (GML), in September 1994 and subsequently sold the operation in January 1995. Accordingly, the results of operations for the 1994 quarters have been restated to reflect GML's operations as discontinued operations.

Financial Condition
- -------------------
    There were no significant changes in the financial condition of the company for the first half of 1995. Working capital of $7,689,000 at June 30, 1995 compares to $6,845,000 at December 31,
1994. The working capital increase from year end reflects a decrease in current assets of $2,248,000 and a decrease in current liabilities of $3,092,000. The decrease in current assets related primarily to a decrease in accounts receivable offset by an increase in inventories. Due to the significant fourth quarter sales volume, accounts receivable were unusually high and inventory levels were low at December 31, 1994. The decrease in current liabilities reflects the decline in the litigation reserve as the lawsuit was settled in 1995 and payment was made during the second quarter. The remainder of the decrease is attributable to accounts payable and a reclass of the current portion of the pension liability to long-term due to a revised contribution schedule.

    Capital expenditures for the six month period were $81,000 compared to $206,000 for the same period in 1994. There were no major commitments for capital expenditures as of June 30, 1995. Management anticipates spending $450,000 in 1995 for capital additions to upgrade machinery and equipment.

    Short-term debt increased $282,000 from year end due to additional borrowings for working capital needs of the United Kingdom operation. Total long-term debt decreased $105,000 from year end due to scheduled payments on the ESOP loan. The long-term debt to equity ratio is 75% compared to 76% at year-end 1994 and the total liabilities to assets ratio is 74% compared to 76% at year-end 1994.

    Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the 1995 cash requirements.

New Orders and Backlog
- ----------------------
    New orders for the second quarter were $13,269,000 compared to $13,460,000 for the same period last year. New orders in the United States were $12,321,000 compared to $10,893,000 for the same period in 1994. New orders in the United Kingdom were $948,000 compared to $2,567,000 for the same quarter last year. For the first six months new orders were $26,436,000 compared to $27,139,000 in the first half of 1994. New orders in the United States were $24,510,000 for the first half of 1995 compared to $23,033,000 for the same period last year and new orders in the United Kingdom were $1,926,000 compared to $4,106,000 for the first six months of 1994.

    Backlog of unfilled orders at June 30, 1995 is $24,132,000 compared to $25,212,000 at this time a year ago and $18,997,000 at year end 1994. Current backlog in the United States of $23,398,000 compares to $18,127,000 at year end 1994 and $22,934,000 at June 30, 1994. Current backlog in the United Kingdom of $734,000 compares to $870,000 at December 31, 1994 and $2,278,000 at June 30, 1994. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the company's established product lines.

           GRAHAM CORPORATION AND SUBSIDIARIES

                          FORM 10-Q

                        JUNE 30, 1995

               PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

           a.  See index to exhibits.

           b. No reports on Form 8-K were filed during the quarter ended June 30, 1995.

















                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GRAHAM CORPORATION




                                       s\ J.R. Hansen
                                       -------------------------------
                                       J. R. Hansen
                                       Chief Financial Officer &
                                       Vice President Finance



Date 08/04/95

                               INDEX TO EXHIBITS
                               -----------------

 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

       Not applicable.

 (4) Instruments defining the rights of security holders, including indentures.

       (a)  Equity securities

            The instruments defining the rights of the holders of Registrant's equity securities are as follows:

               Certificate of Incorporation, as amended of Registrant (filed as Exhibit 3(a) to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by refererence.)

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

(11)   Statement re-computation of per share earnings

       See attached.

(15)   Letter re-unaudited interim financial information.

       Not applicable.

(18)   Letter re-change in accounting principles.

       Not applicable.

- -------------------------

(19)   Report furnished to security holders.

       None

(22) Published report regarding matters submitted to vote of security holders.

       None

(23)   Consents of experts and counsel.

       Not applicable.

(24)   Power of Attorney.

       Not applicable.

(27)   Financial Data Schedule.

       See attached.

(99)   Additional exhibits.

       None