Form 10-Q
period 1995-09-30
GRAHAM CORP
filed 1995-11-09
CIK 716314

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended September 30, 1995

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                              ---------------   ----------------------
Commission File Number 1-8462


                       GRAHAM CORPORATION
            (Exact name of registrant as specified in its charter)

DELAWARE                                          16-1194720
----------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

20 FLORENCE AVENUE, BATAVIA, NEW YORK                     14020
----------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including Area Code, 716-343-2216
----------------------------------------------------------------

----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      YES   X          NO



     As of November 9, 1995, there were outstanding 1,053,999 shares of common stock, $.10 par value.

               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                        SEPTEMBER 30, 1995

                  PART I - FINANCIAL INFORMATION


































   Unaudited consolidated financial statements of Graham Corporation (the company) and its subsidiaries as of September 30, 1995 and for the three month and nine month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

   This part also includes management's discussion and analysis of the company's financial condition as of September 30, 1995 and its results of operations for the three month and nine month periods then ended.

              GRAHAM CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                                                      September 30,     December 31,
                                                          1995              1994
                                                          ----              ----
Assets
Current assets:
 Cash and equivalents                                  $   111,000      $   454,000
 Trade accounts receivable                               8,089,000       11,883,000
 Inventories                                             6,477,000        4,547,000
 Deferred tax asset                                      1,114,000        1,114,000
 Prepaid expenses and other current assets                 292,000          439,000
                                                       -----------      -----------
                                                        16,083,000       18,437,000
                                                       -----------      -----------
Property, plant and equipment, net                       9,131,000        9,663,000
                                                       -----------      -----------
Deferred income taxes                                    1,791,000        1,791,000
Other assets                                                45,000           62,000
                                                       -----------      -----------
                                                       $27,050,000      $29,953,000
                                                       ===========      ===========

                                GRAHAM CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET (concluded)

                                                      September 30,     December 31,
                                                           1995            1994
                                                           ----            ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt due banks                             $   522,000      $   196,000
 Current portion of long-term debt                         230,000          235,000
 Accounts payable                                        2,848,000        4,275,000
 Accrued compensation                                    3,567,000        3,220,000
 Accrued expenses and other liabilities                  1,251,000        1,488,000
 Litigation reserve                                                       1,247,000
 Customer deposits                                         650,000          270,000
 Domestic and foreign income taxes payable                 114,000          260,000
 Estimated liabilities of discontinued
  operations                                               275,000          401,000
                                                       -----------      -----------
                                                         9,457,000       11,592,000

Long-term debt                                           4,314,000        5,161,000
Deferred compensation                                      966,000          993,000
Deferred income taxes                                      138,000          138,000
Other long-term liabilities                                485,000          496,000
Deferred pension liability                               1,166,000        1,369,000
Accrued postretirement benefits                          3,150,000        3,133,000
                                                       -----------      -----------
 Total liabilities                                      19,676,000       22,882,000
                                                       -----------      -----------
Shareholders' equity:
 Common stock, $.10 par value-
  Authorized, 6,000,000 shares
  Issued and outstanding, 1,053,249 shares
   in 1995 and 1,051,499 shares in 1994                    105,000          105,000
 Capital in excess of par value                          3,213,000        3,197,000
 Accumulated translation adjustment                     (1,869,000)      (1,876,000)
 Retained earnings                                       6,856,000        6,720,000
                                                       -----------      -----------
                                                         8,305,000        8,146,000
 Less:
  Treasury stock                                            (6,000)
  Employee Stock Ownership Plan
   Loan Payable                                           (925,000)      (1,075,000)
                                                       -----------      -----------
 Total shareholders' equity                              7,374,000        7,071,000
                                                       -----------      -----------
                                                       $27,050,000      $29,953,000
                                                       ===========      ===========

                               GRAHAM CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                             THREE MONTHS                 NINE MONTHS
                                          ended September 30,          ended September 30,
                                           1995          1994           1995         1994
                                           ----          ----           ----         ----
Net Sales                               $10,651,000   $11,288,000    $31,962,000  $29,753,000
                                        -----------   -----------    -----------  -----------
Cost and expenses:
  Cost of products sold                   7,583,000     8,379,000     23,729,000   22,064,000
  Selling, general and administrative     2,525,000     2,482,000      7,555,000    7,290,000
  Interest expense                          150,000       125,000        477,000      354,000
  Litigation provision                                    145,000                     397,000
                                        -----------   -----------    -----------  -----------
                                         10,258,000    11,131,000     31,761,000   30,105,000
                                        -----------   -----------    -----------  -----------
Income(loss) from continuing
  operations before income taxes            393,000       157,000        201,000     (352,000)
Provision(benefit) for income taxes         139,000       (34,000)        65,000     (212,000)
                                        -----------   -----------    -----------  -----------
Income(loss) from continuing
  operations                                254,000       191,000        136,000     (140,000)
Loss from discontinued operations                      (1,759,000)                 (2,211,000)
Loss from disposal of Graham
  Manufacturing Ltd.                                   (2,581,000)                 (2,581,000)
                                        -----------   -----------    -----------  -----------
Income(loss) before cumulative
  effect of change in accounting
  principle                                 254,000    (4,149,000)       136,000   (4,932,000)

Cumulative effect of change in
  accounting principle                                                                 (6,000)
                                        -----------   -----------    -----------  -----------
Net income(loss)                            254,000    (4,149,000)       136,000   (4,938,000)
Retained earnings at beginning
  of period                               6,602,000    14,346,000      6,720,000   15,135,000
                                        -----------   -----------    -----------  -----------
Retained earnings at end of period      $ 6,856,000   $10,197,000    $ 6,856,000  $10,197,000
                                        ===========   ===========    ===========  ===========
Per Share Data:
Income(loss) from continuing
  operations                                   $.24          $.18           $.13        ($.13)
Loss from discontinued
  operations                                                (1.67)                      (2.10)
Loss from disposal of Graham
  Manufacturing Ltd.                                        (2.46)                      (2.46)
Cumulative effect of change in
  accounting principle                                                                   (.01)
                                               ----        ------           ----       ------
Net income                                     $.24        ($3.95)          $.13       ($4.70)
                                               ====        ======           ====       ======
Average number of common and common
  equivalent shares outstanding           1,053,000     1,051,000      1,052,000    1,050,000
                                          =========     =========      =========    =========

                             GRAHAM CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOW

                                                           Nine Months Ended
                                                             September 30,
                                                           1995          1994
Operating activities:
 Net income (loss)...................................  $   136,000   $(4,938,000)
                                                       -----------   -----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization......................      722,000     1,026,000
  Loss(Gain) on sale of property, plant and equipment       (5,000)        2,000
  Minority interest in net income....................                    (38,000)
  (Increase) Decrease in operating assets:
    Accounts receivable..............................    3,801,000       458,000
    Inventory, net of customer deposits..............   (1,543,000)   (1,967,000)
    Prepaid expenses and other current and
      non-current assets.............................      151,000       (11,000)
  Increase (Decrease) in operating liabilities:
    Accounts payable, accrued compensation,
      accrued expenses and other liabilities.........   (1,533,000)    2,959,000
    Litigation reserve...............................   (1,247,000)
    Estimated liabilities of discontinued operations.     (133,000)    2,536,000
    Deferred compensation, deferred pension liability
      and accured postretirement benefits............      (13,000)     (656,000)
    Domestic and foreign income taxes................     (146,000)
    Other long-term liabilities......................                      1,000
    Deferred income taxes............................                   (148,000)
                                                       -----------   -----------
      Total adjustments..............................       54,000     4,162,000
                                                       -----------   -----------
 Net cash provided(used) by operating activities.....      190,000      (776,000)
                                                       -----------   -----------
Investing activities:
 Purchase of property, plant and equipment...........     (171,000)     (317,000)
 Proceeds from sale of property, plant and equipment.        9,000         3,000
                                                       -----------   -----------
 Net cash used by investing activities...............     (162,000)     (314,000)
                                                       -----------   -----------
Financing activities:
 Increase in short-term debt.........................      327,000       780,000
 Proceeds from issuance of long-term debt............    8,252,000     1,046,000
 Principal repayments on long-term debt..............   (8,955,000)     (835,000)
 Issuance of common stock............................        6,000
 Purchase of treasury stock..........................       (6,000)
                                                       -----------   -----------
 Net cash (used)provided by financing activities.....     (376,000)      991,000
                                                       -----------   -----------
 Effect of exchange rate on cash.....................        5,000
                                                       -----------   -----------
 Net decrease in cash and equivalents................     (343,000)      (99,000)
 Cash and equivalents at beginning of period.........      454,000        99,000
                                                       -----------   -----------
 Cash and equivalents at end of period...............  $   111,000   $
                                                       ===========   ===========

                              GRAHAM CORPORATION AND SUBSIDIARIES
                                NOTES TO FINANCIAL INFORMATION
                                     SEPTEMBER 30, 1995

------------------------------------------------------------------------------
NOTE 1 - INVENTORIES:
------------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                                 9/30/95        12/31/94
                                                 -------        --------
Raw materials and supplies                    $ 2,721,000     $ 1,857,000
Work in process                                 4,507,000       2,507,000
Finished products                               1,028,000         953,000
                                              -----------     -----------
                                                8,256,000       5,317,000
Less - progress payments                        1,779,000         770,000
                                              -----------     -----------
                                              $ 6,477,000     $ 4,547,000
                                              ===========     ===========

------------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
------------------------------------------------------------------------------

   Earnings per share is computed by dividing net income by the weighted number of common shares and, when applicable, common equivalent shares outstanding during the period. Net loss per share is based on the weighted average number of shares outstanding during the period.


------------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT:
------------------------------------------------------------------------------

   Actual interest paid was $521,000 and $551,000 for the nine months ended September 30, 1995 and 1994, respectively. In addition, actual income taxes paid were $244,000 and $33,000 for the nine months ended September 30, 1995 and 1994, respectively.

------------------------------------------------------------------------------
NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE
------------------------------------------------------------------------------
   Effective January 1, 1994, the company adopted Statement of
Financial Accounting Standards No. 112 (SFAS 112), "Employers'
Accounting for Postemployment Benefits." SFAS 112 requires that projected future costs of providing postemployment benefits be recognized as an expense as employees render service rather than when the benefits are paid. The adjustment to adopt SFAS 112 of $9,000, net of the related tax benefit of $3,000, or $.01 per share, is presented in the Consolidated Statement of Operations and Retained Earnings as the cumulative effect of change in accounting principle. The amount of the after tax charge of $6,000 relating to continuing operations was $2,000. The incremental costs of adopting this statement are insignificant on an ongoing basis.

-----------------------------------------------------------------------------
NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARD
-----------------------------------------------------------------------------

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.
    Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.
    The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The company has not yet determined if it will elect the change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the company's cash flows.

                   GRAHAM CORPORATION
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
                   SEPTEMBER 30, 1995


Results of Operations
---------------------
   Sales decreased 6% in the third quarter 1995 compared to 1994. Sales for the quarter decreased 3% in the United States and 26% in the United Kingdom compared to the third quarter 1994. The decrease in the United States is due primarily to shipment schedules, however, management anticipates strong fourth quarter sales levels.

   Sales for the nine months ended September 30, 1995 exceeded sales for the same period last year by 7%. Sales in the United States increased 11% and the United Kingdom sales decreased 16% from the same period last year. The increased sales in the United States is reflective of the strong order levels experienced. The decline in United Kingdom sales for the quarter and the nine month period is attributable to European plant shutdowns during the summer months and lack of project work. An improvement in sales is expected in the fourth quarter.

   Cost of sales as a percent of sales for the third quarter 1995 was 71% compared to 74% a year ago. Cost of sales as a percent of sales for the three month period was 72% in the United States compared to 76% last year and 67% in the United Kingdom compared to 58% last year. The improved third quarter cost to price relationship experienced in the United States is attributed to selling price increases. The decline in the United Kingdom is due to product mix.

   For the nine month period cost of sales as a percent of sales remained unchanged at 74% compared to a year ago. In the United States the cost of sales percentage was 75% compared to 76% last year, and in the United Kingdom cost of sales was 64% compared to 61% a year ago. The improved percentages in the United States reflects lower production overhead costs while the decline in the United Kingdom is attributable to product sales mix.

   Selling, general and administrative expenses increased 2% from the third quarter of 1994, and represent 24% of sales which is relatively consistent with the third quarter 1994. For the nine months ended September 30, 1995, selling, general and administrative expenses increased 4% as compared to the same period in 1994 and were 24% of sales compared to 25% in 1994. In the third quarter, the United States operation settled a vendor dispute which attributed to the increase in administrative costs.

   Interest expense for the third quarter and nine month period increased 20% and 35%, respectively, as compared to the same periods in 1994. These increases reflect higher levels of borrowing to finance work-in-process in the United States and a higher prime rate in 1995.

   The effective income tax rates for the third quarter and nine month period in 1995 were 35% and 32%, respectively, and are not comparable to the 1994 effective tax rates due to the discontinued operations presentation.

   As reported in the Company's 1994 annual report and Form 10-K, the Company approved a formal plan to dispose of its subsidiary, Graham Manufacturing Limited (GML), in the September 1994 and subsequently sold the operation in January 1995. Accordingly, the results of operations reflect GML's operations and related disposal costs as discontinued operations.

Financial Condition
-------------------
   Working capital of $6,626,000 at September 30, 1995 compares to $6,845,000 at December 31, 1994. The working capital decrease from year end reflects a decrease in current assets of $2,354,000 and a decrease in current liabilities of $2,135,000. The decrease in current assets related primarily to a decrease in accounts receivable offset by an increase in inventories. Due to the significant fourth quarter sales volume, accounts receivable were unusually high and inventory levels were low at December 31, 1994. The decrease in current liabilities reflects the decline in the litigation reserve as the lawsuit was settled and payment was made early in 1995. The remainder of the decrease is attributable to accounts payable. The current asset ratio at September 30, 1995 is
1.70 compared to 1.59 at year end 1994.

   At September 30, 1995, short term debt was $522,000. This represents a $326,000 increase over year end levels and is due to working capital needs. Total long term debt decreased $852,000 due to paydowns on the United States revolving line of credit, however, it is anticipated that additional borrowings will be necessary in the fourth quarter to fund the working capital required to meet fourth quarter sales projections.

   The long-term debt to equity ratio is 62% compared to 76% at year-end 1994 and the total liabilities to assets ratio is 73% compared to 76% at year-end 1994.

   Capital expenditures for the nine month period were $171,000 compared to $317,000 for the same period in 1994. Major commitments for capital expenditures as of September 30, 1995 were approximately $100,000.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the 1995 cash requirements.


New Orders and Backlog
----------------------
   New orders for the third quarter were $14,222,000 compared to $10,829,000 for the same period last year. New orders in the United States were $13,409,000 compared to $9,753,000 for the same period in 1994. New orders in the United Kingdom were $813,000 compared to $1,076,000 for the same quarter last year.

   For the nine month period new orders were $40,658,000 compared to $37,968,000 for the nine month period of 1994. New orders in the United States were $37,919,000 compared to $32,786,000 last year and new orders in the United Kingdom were $2,739,000 compared to $5,182,000 in 1994.

   Backlog of unfilled orders at September 30, 1995 is $27,699,000 compared to $24,310,000 at this time a year ago and $18,997,000 at year end 1994. Current backlog in the United States of $27,107,000 compares to $18,127,000 at December 31, 1994. Current backlog in the United Kingdom of $592,000 compares to $870,000 at December 31, 1994. The increase in new orders and backlog reflects economic strengthening in certain markets as well as our concentrated sales efforts. The current backlog is scheduled to be shipped during the next twelve months.

                    GRAHAM CORPORATION

                        FORM 10-Q

                     SEPTEMBER 30, 1995

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          a.  See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended September 30, 1995.



















                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GRAHAM CORPORATION




                                       s\J. R. Hansen
                                       --------------------------------
                                       J. R. Hansen
                                       Chief Financial Officer &
                                         Vice President Finance



Date 11/9/95

                       INDEX TO EXHIBITS


 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

      Not applicable.

 (4) Instruments defining the rights of security holders, including indentures.

      (a)  Equity securities.

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

      (b)  Debt securities.

           Not applicable.

(10)  Material contracts.

      1989 Stock Option and Appreciation Rights Plan of Graham
      Corporation (filed on the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders and incorporated herein by reference).

(11)  Statement re-computation of per share earnings.

      Computation of per share earnings is included herein as
      Exhibit 11 of this report.

(15)  Letter re-unaudited interim financial information.

      Not applicable.

(18)  Letter re-change in accounting principles.

      Not applicable.

(19)  Report furnished to security holders.

      None.

(22) Published report regarding matters submitted to vote of security holders.

      None.

(23)  Consents of experts and counsel.

      Not applicable.

(24)  Power of Attorney.

      Not applicable.

(27)  Financial Data Schedule.

      Financial Data Schedule is included herein as Exhibit 27 of this report.

(99)  Additional exhibits.

      None.