Form 10-K
period 1995-12-31
GRAHAM CORP
filed 1996-03-27
CIK 716314

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934       $250.00

         For the fiscal year ended December 31, 1995

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

         COMMISSION FILE NO. 1-8462


                          GRAHAM CORPORATION
    (Exact name of registrant as specified in its charter)

                 DELAWARE                            16-1194720
         (State or other jurisdiction of           (IRS Employer
         incorporation or organization)         Identification No.)

         20 Florence Avenue, Batavia, New York             14020
         (Address of principal executive offices)       (Zip Code)

         Registrant's telephone number, including area code
                              716-343-2216

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK (Par Value $.10)              American Stock Exchange
         Title of Class                     Name of each exchange
                                            on which registered

Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK PURCHASE RIGHTS
                              Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES     X                           NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 1996 was $16,115,010.

As of March 11, 1996, there were outstanding 1,056,772 shares of common stock, $.10 par value. As of March 11, 1996, there were outstanding 1,056,772 common stock purchase rights.

                    DOCUMENTS INCORPORATED BY REFERENCE

         (1) Notice of Meeting and Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated by reference into
               Part III of this filing.

An Exhibit Index is located at page 56 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

A cross reference sheet appears as the final page of this filing setting forth item numbers and captions of Form 10-K and the pages of the Registrant's Proxy Statement for 1996 Annual Meeting of
Stockholders where the corresponding information appears.

                           PART I


Item 1.   Business

(a)  General Development of Business

               Registrant was organized in 1983 as a Delaware holding company and is the successor to Graham Manufacturing Co., Inc., now a wholly owned subsidiary of the Registrant. Graham Manufacturing Co., Inc. was organized in 1936 under the laws of the State of New York. The Registrant manages the activities of various subsidiaries that are located in the United States and the United Kingdom. It employs 11 people, which includes the Research and Development Group that serves each of the Registrant's subsidiaries.

UNITED STATES OPERATIONS:

               During 1995 the Registrant's U.S. operations consisted of one independent subsidiary, namely, Graham Manufacturing Co., Inc.
(GMC).

Graham Manufacturing Co., Inc. -- Batavia, New York

               Graham Manufacturing Co., Inc. (GMC) in Batavia, New York is a well recognized supplier of steam jet ejector vacuum systems, surface condensers for steam turbines, liquid ring vacuum pumps and compressors, and various types of heat exchangers such as Heliflow, plate and frame, and special types of nuclear shell and tube heat exchangers. GMC possesses expertise in combining these various products into packaged systems for sale to its customers in a variety of industrial markets, including oil refining, chemical, petrochemical, power, pulp and paper, and shipbuilding.

               1995 sales for Graham Manufacturing Co., Inc. (GMC) were $45.4 million, about 5% more than forecasted, and 7% above the business plan for 1995. Throughout the year, new orders improved, which provided an opportunity to increase shipments in the second half of the year. A union attempt to organize GMC production workers had a negative impact on the first half. A majority of the Company's production workers ultimately voted against the union.

               New orders for the year were $48.3 million, the highest in the Company's history, and reflected increased activity in the Company's export markets. For the first time in the Company's history, more than half of GMC's new business came from export sources. Countries in Asia accounted for over half of the export business the Company received, with the remaining half from the Middle East, Canada and South America. New orders from western
Europe represented a 100% increase as compared to the previous year. This was partly due to the sale of Graham Manufacturing
Limited in the U.K., which gave GMC an opportunity to compete more freely in the western European countries.

               GMC's backlog on December 31, 1995 was $21.1 million, which compares to $18.1 million at the same time in 1994. The increased backlog should result in an improvement in shipments for the first half of 1996, as compared to the same period in 1995.

               Major achievements for 1995 included:

         -     exceeding the business plan for the year;
         -     reducing debt to the lowest level in over five years; and
         - bringing new orders for export to more than half of all new orders, the highest level of export orders in GMC's history.

               Since October of 1995, the rate of new orders has dropped to an annualized rate of $42 million. However, there is reason to believe that new orders should improve as 1996 progresses.

               Petrochemical and fertilizers are two of the most promising markets served by GMC, in view of activity related to new ethylene, ammonia and urea plant projects currently in the planning stages. Although ethylene prices have softened, China's emerging role in the market could bring a renewed demand for the product, with as many as 25 new plants expected to be built in the next two years.

               New ammonia plants are now in the planning stage, and there continues to be a demand for urea production capacity that will continue well into 1996. Refinery work is not expected to be as active as it was in 1995. While oil companies are boosting capital expenditures for 1996, the emphasis is on exploration and crude oil production, which is not an area of the oil industry that offers business potential to GMC. Ultimately, as oil production increases, there is likely to be an increase in demand for more refinery capacity in the future, bringing increased demand for process condensers and vacuum systems of the type manufactured by Graham. The Company's reputation for experience, quality and efficiency are excellent in this area.

               Graham sales to power plants in the U.S. are probably not going to improve during the year, but overseas the power industry should offer some opportunity for new business. GMC's export markets are expected to continue to be an important part of the Company's business in 1996.

               Employment at GMC as of December 31, 1995 was 312, of which 9 were temporary or part time employees.


UNITED KINGDOM OPERATIONS:

               During 1995, Graham Corporation owned one manufacturing subsidiary in the United Kingdom, Graham Precision Pumps Limited
(GPPL) in Congleton, Cheshire.  Ownership was through its U.K.
holding company, Graham Vacuum & Heat Transfer Limited (GVHT), which has no employees.


Graham Precision Pumps Limited - Congleton, Cheshire

               GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

               GPPL's 1995 sales of $5,494,000 were lower than the previous year, as overall the markets were less buoyant and GPPL was unable to maintain the order intake rate achieved in 1994.

               As in 1994, competitive pricing and delivery continued to be the key to achieving most of GPPL's orders, which in turn demanded a high level of flexibility in manufacturing. Overall, in spite of the lower total value, the sales achieved by GPPL represented a favorable mix and produced a contribution level which with lower overheads resulted in a small profit.

               In 1996, the U.K. and European markets remain uncertain in spite of favorable forecasts in some countries. GPPL's 1996 business plan forecasts an improvement in specific market sectors to give limited growth over 1995 by means of further market development efforts.

               A restructured plan for the U.S.A. market is in the process of development, and is timed to provide an increase in sales in 1996.

               As of December 31, 1995 employment stood at 74.


Capital Expenditures

               The Registrant's capital expenditures for 1995 amounted to $204,000. Of this amount, $159,000 was for GMC and $45,000 was in the U.K.

(b)  Financial Information About Industry Segments

     (1)  Industry Segments and (2) Information as to Lines of
          Business

(The information called for under this Item is set forth in statements contained in Notes 1 and 3 to Consolidated Financial
Statements, on pages 24-26 and 27-28 of this Annual Report on Form 10-
K).

(c)  Narrative Description of Business

     (1)  Business Done and Intended to be Done

             (i)  Principal Products and Markets

The Registrant designs and manufactures vacuum and heat transfer equipment, primarily custom built. The principal markets for this equipment are the chemical, petrochemical, petroleum refining, and electric power generating industries. The Registrant's equipment is sold by a combination of direct company sales engineers and independent sales representatives located in over 40 major cities in the United States and abroad.

            (ii)  Status of Publicly Announced New Products or
                  Segments

The Registrant has no plans for new products or for entry into new industry segments that would require the investment of a material amount of the Registrant's assets or that otherwise is material.

           (iii)  Sources and Availability of Raw Materials

Registrant experienced no serious material shortages in 1995.

            (iv)  Material Patents, Trademarks

Registrant holds no material patents, trademarks, licenses, franchises or concessions the loss of which would have a materially adverse effect upon the business of the Registrant.

             (v)  Seasonal Variations

No material part of the Registrant's business is seasonal.

            (vi)  Working Capital Practices  (Not Applicable)

           (vii)  Principal Customers

Registrant's principal customers include the large chemical, petroleum and power companies, which are end users of Registrant's equipment in their manufacturing and refining processes, as well as large engineering contractors who build installations for such companies and others.

No material part of Registrant's business is dependent upon a single customer or on a few customers, the loss of any one or more of whom would have a materially adverse effect on Registrant's business.

No customer of Registrant or group of related customers regularly accounts for as much as 10% of Registrant's consolidated annual revenue.

          (viii)  Order Backlog

Backlog of unfilled orders at December 31, 1995 was $21,837,000, compared to $18,997,000 in 1994 and $17,070,000 in 1993.

            (ix)  Government Contracts  (Not Applicable)

             (x)  Competition

Registrant's business is highly competitive and a substantial number of companies having greater financial resources are engaged in manufacturing similar products. Registrant is a relatively small factor in the product areas in which it is engaged with the exception of steam jet ejectors. Registrant believes it is one of the leading manufacturers of steam jet ejectors.

            (xi)  Research Activities

During the fiscal years ended December 31, 1993, 1994, and 1995.
Registrant spent approximately $304,000, $298,000 and $277,000 respectively, on research activities relating to the development of new products or the improvement of existing products.

           (xii)  Environmental Matters

Registrant does not anticipate that compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment, will have a material effect upon the capital expenditures, earnings and competitive position of the Registrant and its subsidiaries.

          (xiii)  Number of Persons Employed

On December 31, 1995, Registrant and its subsidiaries employed 397 persons.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

(The information called for under this Item is set forth in Note 3 to Consolidated Financial Statements, on pages 27-28 of this Annual Report on Form 10-K.)

Item 2.   Properties

United States: Registrant's corporate headquarters is located at 20 Florence Avenue, Batavia, New York.

Registrant's subsidiary, Graham Manufacturing Co., Inc., operates a plant on approximately thirty-three acres in Batavia consisting of about 204,000 square feet in several connected buildings built over a period of time to meet increased space requirements, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. A 14,000 square foot extension to the Heavy Fabrication Building was completed in 1991.

Graham Manufacturing Co., Inc.'s principal offices are in a 45,000 square-foot building located in Batavia adjacent to its manufacturing facilities.

Graham Manufacturing Co., Inc. maintains U.S. sales offices in
Clifton, New Jersey, Los Angeles and Houston.

England: Registrant's subsidiary, Graham Precision Pumps Limited, has a 41,000 square-foot manufacturing facility located on 15 acres owned by that company in Congleton, Cheshire, England.

Assets of the Registrant with a book value of $22,741,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of Registrant's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $589,000.

Item 3.   Legal Proceedings

          (Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders

          (Not applicable)

Item 4.1. Executive Officers of the Registrant

The following information is given with respect to Registrant's executive officers, as defined by Rule 3b-7 of the Act.

                                                         Total
                              <F1>1        Prior         Years <F2>2
     Name             Age  Office          Office        Served

Frederick D. Berkeley  67  Chairman,       Chairman and     45
                           President,      President of
                           and Chief       Graham Manu-
                           Executive       facturing Co.,
                           Officer         Inc.

J. Ronald Hansen       48  Vice President  Chief Finan-      3
                           Finance &       cial Officer
                           Administration  and Vice
                           and Chief       President-
                           Financial       Finance of
                           Officer         Al-Tech Specialty
                                           Steel Corp.

Alvaro Cadena          52  President &     Executive        26
                           Chief           Vice
                           Operating       President,
                           Officer,        Graham
                           Graham          Manufacturing
                           Manufacturing   Co., Inc.
                           Co., Inc.;
                           Vice President
                           of Registrant

Joseph P. Gorman       52  Vice President-                  26
                           Sales of Graham
                           Manufacturing
                           Co., Inc.

Stephen P. Northrup    44  Vice President-   Vice Presi-    22
                           Engineering of    dent-Opera-
                           Graham Manu-      tions
                           facturing Co.,
                           Inc.
_____________________________
      <F1>1  The term of office with Registrant for Mr. Berkeley began on August 1, 1983, the effective date of the reorganization of the Registrant and its predecessor, Graham Manufacturing Co., Inc..
The term of office of each executive officer extends to the first Meeting of Registrant's Board of Directors following the 1994
Annual Meeting of Shareholders or until his successor is chosen and shall have qualified. Mr. Hansen assumed his duties as Vice President-Finance & Chief Financial Officer in June 1993. Prior to his employment at Graham, Mr. Hansen was Chief Financial Officer and Vice President of Al Tech Specialty Steel Corp. Mr. Cadena was elected President of Graham Manufacturing Co., Inc. on March 11,
1991. Prior to his election to that office he served as Executive Vice President of Graham Manufacturing Co., Inc.

      <F2>2  Includes the number of years served with the Registrant,
Registrant's predecessor company, Graham Manufacturing Co., Inc., and any of the Registrant's subsidiaries.

                           PART II

Item 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters

          (a) The information called for under this Item is set forth under Item 8, "Financial Statements and
          Supplementary Data", in the Statement of Quarterly
          Financial Data appearing on page 41 of this Annual Report on Form 10-K.

          (b) On March 11, 1996, there were approximately 325 holders of the Registrant's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On March 11, 1996, the closing price of the Registrant's common stock on the American Stock Exchange was $15.25 per share.

          (c) The Registrant has not paid a dividend since January 4, 1993, when it paid a dividend of $.07 per share. Restrictions on dividends are described in Note 7 to the Consolidated Financial Statements, to be found on pages 30 to 31 of this Report.

Item 6.   Selected Financial Data

                                   GRAHAM CORPORATION - TEN YEAR REVIEW

Operations:                                              1995              1994                 1993                 1992
------------------------------------------------------------------------------------------------------------------------------
Net Sales                                            $49,480,000        $47,351,000          $45,180,000          $46,542,000
Gross Profit                                          12,979,000         12,345,000           11,945,000            8,864,000
Selling, General & Administrative                      9,993,000         10,098,000           10,918,000           11,823,000
Interest Expense                                         616,000            525,000              537,000              572,000
Unusual Items                                            276,000          1,502,000             (397,000)
Income (Loss) From Continuing
 Operations Before Taxes                               2,094,000            220,000              887,000           (3,531,000)
Income Taxes                                             778,000            208,000              215,000           (1,100,000)
Income (Loss) From Continuing
 Operations                                            1,316,000             12,000              672,000           (2,431,000)
Income (Loss) From Discontinued
 Operations                                                              (2,232,000)            (264,000)           3,732,000
Loss From Disposal of
 Discontinued Operations                                (182,000)        (6,189,000)
Cumulative Effect of Changes in
 Accounting Principles                                                       (6,000)                                  161,000
Net Income (Loss)                                      1,134,000         (8,415,000)             408,000            1,462,000
Dividends                                                                                                             293,000

Common Stock:
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing
 Operations                                                 1.25                .01                  .64                (2.32)
Income (Loss) From Discontinued
 Operations                                                                   (2.12)                (.25)                3.56
Loss From Disposal of
 Discontinued Operations                                    (.17)             (5.89)
Cumulative Effect of Changes in
 Accounting Principles                                                         (.01)                                      .16
Net Income (Loss) Per Share                                 1.08              (8.01)                 .39                 1.40
Dividends Per Share                                                                                                       .28
Shareholders' Equity Per Share                              7.98               6.72                14.16                13.76
Market Price Per Share                                      9-16        9 5/8-14 7/8         10 1/8-16 7/8       12 1/2-27 3/4
Shares Outstanding (End of Year)                       1,053,999          1,051,499            1,046,137            1,046,137

Financial Data:
------------------------------------------------------------------------------------------------------------------------------
New Orders                                            52,319,000         49,527,000           40,156,000           49,893,000
Order Backlog                                         21,837,000         18,997,000           17,070,000           23,259,000
Working Capital                                        7,074,000          6,845,000            7,098,000            9,433,000
Current Ratio                                             1.60:1             1.59:1               1.52:1               1.65:1
Capital Expenditures                                     204,000            412,000              513,000            9,213,000
Depreciation                                             927,000          1,027,000            1,349,000            1,385,000
Property, Plant & Equipment, Net                       8,918,000          9,663,000           18,539,000           19,325,000
Total Assets                                          29,480,000         29,953,000           41,411,000           45,405,000
Long-Term Liabilities                                  9,217,000         11,290,000           13,006,000           16,487,000
Shareholders' Equity                                   8,407,000          7,071,000           14,816,000           14,396,000
Number of Employees (End of Year)                            397                408                  615                  636

                             GRAHAM CORPORATION - TEN YEAR REVIEW (CONCLUDED)

    1991                    1990                   1989                 1988                    1987                  1986
------------------------------------------------------------------------------------------------------------------------------
$70,698,000             $68,053,000            $62,340,000          $62,350,000              $54,288,000          $50,658,000
 18,967,000              16,749,000             16,664,000           16,769,000               12,965,000           11,626,000
 14,543,000              13,899,000             12,005,000           12,961,000               11,261,000           10,153,000
    950,000                 959,000              1,074,000            1,485,000                1,366,000            1,613,000
                                                  (757,000)                                                        (1,140,000)

  3,474,000               1,891,000              4,342,000            2,323,000                  338,000            1,000,000
    943,000                 690,000                356,000              481,000                  101,000               81,000

  2,531,000               1,201,000              3,986,000            1,842,000                  237,000              919,000

   (645,000)                 74,000                218,000             (854,000)              (1,272,000)          (2,105,000)

 (1,067,000)                                                           (469,000)

                                                                        347,000
    819,000               1,275,000              4,204,000              866,000               (1,035,000)          (1,186,000)
    289,000                 283,000                 97,000


------------------------------------------------------------------------------------------------------------------------------

       2.44                    1.18                   4.06                 1.88                      .24                  .94

       (.62)                    .07                    .22                 (.88)                   (1.30)               (2.15)

      (1.03)                                                               (.48)

                                                                            .36
        .79                    1.25                   4.28                  .88                    (1.06)               (1.21)
        .28                     .28                    .10
      14.43                   13.94                  13.19                 9.55                     8.91                 8.53
  10 5/8-23             10 3/8-34 3/8                 7-41          5 1/4-8 3/8              4 3/8-10 3/4         5 1/4-12 3/4
  1,040,737               1,026,987                980,010              978,573                  978,573              978,573


------------------------------------------------------------------------------------------------------------------------------
 68,426,000              65,217,000             72,144,000           65,075,000               55,583,000           52,275,000
 27,997,000              31,901,000             33,585,000           27,414,000               23,790,000           21,829,000
 12,330,000               9,531,000              8,482,000            5,866,000                6,539,000            7,528,000
     1.82:1                  1.53:1                 1.49:1               1.32:1                   1.35:1               1.34:1
  2,553,000               2,702,000              2,622,000            1,749,000                1,045,000              982,000
  1,317,000               1,175,000              1,003,000              982,000                1,018,000            1,008,000
 14,485,000              13,408,000             11,200,000           10,764,000               11,607,000           10,507,000
 42,133,000              41,731,000             37,534,000           35,523,000               37,717,000           40,952,000
 12,096,000               9,272,000              7,444,000            8,080,000               10,339,000           10,479,000
 15,015,000              14,317,000             12,930,000            9,343,000                8,724,000            8,344,000
        683                     720                    634                  670                      863                  852

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

                Management's discussion and analysis reviews the company's financial operating results for each of the three years in the period ended December 31, 1995 and its financial condition at December 31, 1995. The focus of this review is on the underlying business reasons for significant changes and trends affecting sales, net earnings, and financial condition. This review should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements, the Ten-
Year Review and Form 10-K.

        Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, products, services and prices, and other factors discussed in the company's filings with Securities and Exchange Commission.

Results of Operations

        Consolidated net income from continuing operations was $1,316,000 in 1995 as compared to $12,000 for 1994 and $672,000 in
1993. After Loss From Discontinued Operations and Loss From Disposal of Discontinued Operations, net income in 1995 was $1,134,000 or $1.08 per share as compared to a loss for 1994 of $8,415,000 or $8.01 per share and a net income of $408,000 or $0.39 for 1993.

        The consolidated results from continuing operations consolidates the results of Graham Manufacturing Co., Inc. in Batavia, New York and Graham Precision Pumps Limited in Congleton, England. Operating profits discussed below include the results of intercompany transactions.

        Operating profits from Graham Manufacturing Co., Inc. for 1995 were about 127% greater than 1994 and about 10% greater than 1993.
The 1994 operations included litigation expense of $1,502,000.
Improved 1995 results as compared to 1993 were due to greater sales and reduced selling, general and administrative expenses.

        Graham Precision Pumps Limited's operating profit for the current year was about 59% less than 1994 and 157% greater than 1993. The company enjoyed an unusually strong operating performance in 1994.

        In January 1995 the stock of Graham Manufacturing Limited was sold for the assumption of debt. The net write off of $8,475,000 was recognized in the Consolidated Statement of Operations under Loss From Discontinued Operations and Loss From Disposal of
Discontinued Operations in 1994.

        In December 1994 the real estate of L&A Engineering and Equipment Inc. was sold for $880,000. A $31,000 after tax gain on the sale was recognized as income under Loss From Disposal of Discontinued Operations in 1994. L&A Engineering and Equipment Inc. was reported as a discontinued operation in 1991.

Net Sales

        Consolidated sales for 1995 of $49,480,000 represents a 4.5% increase over 1994 and a 9.5% increase over 1993.

        U.S. 1995 operations recorded increased sales of about 8% more than 1994. Virtually every major product category saw increased sales in 1995 with the exception of surface condensers. Sales by major market sector were proportionately increased over 1994 except for a small increase in the chemical sector and a decrease in the refinery sector. Sales in 1994 exceeded 1993 sales by about 3%.
This increase resulted from improved surface condenser sales.
Sales by market breakdown showed a decrease in activity in the power sector, but large increases in the chemical and refinery markets.

        U.K. sales in 1995 decreased almost 17% from 1994. Sales for 1994 were about 20% greater than 1993. As noted elsewhere, sales were down in 1995 due to the lack of major project work and offshore demand. Sales were up in 1994 over 1993 due to stronger offshore demand, particularly in the China Sea.

Gross Profit

        Consolidated gross profit margins for 1995, 1994 and 1993 were about 26%. Gross profit margins from the U.S. operation for 1995, 1994, and 1993 were about 25%, 24% and 26%, respectively. Graham Precision Pumps gross profit margins for 1995 decreased to about
28% from about 36% in 1994 as a result of fewer sales and less favorable product mix. Gross profit margins in 1993 were about
26%.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses continued the downward trend initiated in 1993. This three year trend is expected to reverse in 1996 as the company's strategic plan calls for a pro-active niche marketing effort and increased research and development programs in potentially expanding market areas.

Interest Expense

        Interest expense for the current year increased about 17% over 1994 even though interest bearing debt decreased significantly from December 31, 1994. The company's borrowings to finance 1994 fourth quarter shipments resulted in greater interest expense the first part of 1995. Interest expense in 1994 was down slightly from 1993. This was due to management's efforts in reducing debt and working capital requirements.

Provision for Income Taxes

        The effective income tax rates for 1995, 1994 and 1993 related to continuing operations were 37%, 95% and 24%. The current year's consolidated effective tax rate differs from the statutory rate mainly due to a reduction in state deferred tax assets recognized under Statement of Financial Accounting Standard No. 109. The unusually large effective tax rate recognized in 1994 resulted from the disallowance of capital losses incurred with the disposal of

Graham Manufacturing Limited. The 1993 tax provision was reduced as a result of the favorable reversal of a tax reserve established in a previous year. For an in depth analysis of the tax provision, see Note 9 in the accompanying Notes to Consolidated Financial Statements.

Working Capital

        Working capital available to finance current operations at December 31, 1995 was $7,074,000. This compares to $6,845,000 at
December 31, 1994. Current assets as of December 31, 1995 were about 3% greater than 1994. The accounts receivable balance was down almost 11% as a result of improved cash collections.
Inventory on hand at December 31, 1995 increased about 46% or $2,074,000 over 1994. This increase is attributed to increased inventory in selected standard products stocked to shorten delivery times and the status of specific jobs in work-in-process as of December 31, 1995. Deferred tax assets decreased about 37% from 1994 as a result of the current deductibility of litigation charges incurred in 1994 but paid in 1995.

        Current liabilities increased about 2% over December 31, 1994 balances. The two significant increases came in accrued compensation (up almost 34% from 1994) and customer deposits (up about 258% from last year). Accrued compensation represents a timing difference between compensation earned and paid. Customer deposits represent cash collected from customers in advance of shipments and in excess of the carrying value of related inventory. The largest decrease in 1994 current liabilities was due to the payment of the accrued litigation reserve of $1,247,000 in 1995.

Long Term Assets

        Long term assets consist of Deferred Income Taxes and Property, Plant and Equipment. Capital spending in 1995 and 1994 equalled about 22% and 40% of depreciation expense for the comparable respective years. Capital spending in 1996 is projected to equal or slightly exceed 1996 depreciation expense.

Noncurrent Liabilities

        Noncurrent liabilities as set forth in the Consolidated Balance Sheets includes the long term portion of bank debt. Because the markets served by Graham are cyclical, the company has established a strategic goal to reduce the amount of interest bearing debt in relation to shareholders' equity.

Shareholders' Equity

        Shareholders' Equity increased about 19% in 1995 over 1994. Most of this increase was due to earnings. Shareholders' Equity decreased about 52% in 1994 from 1993 due to the disposal of Graham Manufacturing Limited and an adverse jury verdict.

Liquidity

        Net cash provided from operating activities in 1995 was $1,644,000 as compared to a deficit in 1994 of $906,000 and a surplus in 1993 of $2,085,000. The positive 1995 position was achieved due to a strong operating profit together with maintaining working capital levels approximating 1994. The 1994 cash operating deficit was largely due to the disposal of Graham Manufacturing Limited. The 1993 positive cash flow from operating activities was due to operating profit, inventory reduction programs, and income tax refunds.

        Management believes that 1996 cash needs will be substantially provided from normal operations.

        At December 31, 1995 the U.S. operation had an unused line of credit available to support its business of $8,727,000. The U.K.
operation had an unused line of credit available of $181,000.

New Orders

        New orders in 1995 were $52,319,000 compared to $49,527,000 in 1994 and $40,156,000 in 1993. In 1995, U.S. bookings were
$48,358,000, up from $43,991,000 in 1994 and $35,571,000 in 1993.
New orders from export from the U.S. operation equalled about 54% of the total new orders. This compares to about 46% of the orders received in 1994 and about 40% in 1993. Orders received in the U.K. operation in 1995 were $3,961,000. This compares to $5,536,000 in 1994 and $4,585,000 in 1993. Bookings in 1995 were down compared to 1994 due to the lack of major project work and weaker activity in the U.K. offshore pump product line.

Backlog

        The consolidated backlog as of December 31, 1995 was $21,837,000, up about 15% over 1994 and about 28% over 1993. The backlog as of December 31, 1994 was $18,997,000 and $17,070,000 on
December 31, 1993. Graham Manufacturing Co., Inc.'s backlog equalled $21,136,000 for the current period as compared to $18,127,000 and $16,324,000 for 1994 and 1993, respectively.
Graham Precision Pumps Limited's backlog was $701,000 as of December 31, 1995 and $870,000 in 1994 and $746,000 in 1993.
Backlog figures exclude intercompany sales. Graham Manufacturing is a major customer of Graham Precision Pumps.

        The backlog at December 31, 1995 will be shipped in 1996 and represents orders from traditional markets in Graham's established product lines.

Change In Accounting Principles

        The company adopted Statement of Financial Accounting Standard No. 107, Disclosure About Fair Value of Financial Instruments in
1995. See Notes to Consolidated Financial Statements No. 8 for additional information including Graham's use of derivatives.

        Effective January 1, 1994 the company adopted Statement of Financial Accounting Standard No. 112, Employer's Accounting for
Postemployment Benefits.

Inflation

        Increases in material costs have been offset by cost cutting measures and price increases absorbed in the marketplace. Graham will continue to monitor the impact of inflation in order to minimize its effects in future years through pricing and product mix strategies, productivity improvements, and cost reductions.

Forward Looking

        On balance 1995 was an excellent year. In the first half of the year the company settled a major lawsuit and sold its subsidiary located in Gloucester, England. The expenses relating to these events were anticipated and substantially accounted for in 1994. In the second half of the year the company returned to profitability, posting one of its finest operating profits in several years.

        The company enters 1996 with a consolidated backlog well in excess of recent past history. No one can predict with certainty, demand for Graham's products into the future, however, with guarded optimism the company does see opportunities in selected market niches in 1996. To what extent these potentially bright spots can offset other weakening market sectors and fierce global competition is difficult to comfortably predict.

Item 8.   Financial Statements and Supplementary Data

          (Financial Statements, Notes to Financial Statements, Quarterly Financial Data)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended December 31,
                                                                     1995                1994                 1993
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .   $49,480,000         $47,351,000          $45,180,000
                                                               -----------         -----------          -----------
Costs and expenses:
   Cost of products sold . . . . . . . . . . . . . . . . . .    36,501,000          35,006,000           33,235,000
   Selling, general and administrative . . . . . . . . . . .     9,993,000          10,098,000           10,918,000
   Interest expense. . . . . . . . . . . . . . . . . . . . .       616,000             525,000              537,000
   Litigation provision. . . . . . . . . . . . . . . . . . .       276,000           1,502,000
   Gain on disposal of property, plant
      and equipment. . . . . . . . . . . . . . . . . . . . .                                               (397,000)
                                                               -----------         -----------          -----------
                                                                47,386,000          47,131,000           44,293,000
                                                               -----------         -----------          -----------
Income from continuing operations
   before income taxes . . . . . . . . . . . . . . . . . . .     2,094,000             220,000              887,000
Provision for income taxes . . . . . . . . . . . . . . . . .       778,000             208,000              215,000
                                                               -----------         -----------          -----------
Income from continuing operations. . . . . . . . . . . . . .     1,316,000              12,000              672,000
Loss from discontinued operations. . . . . . . . . . . . . .                        (2,232,000)            (264,000)
Loss from disposal of discontinued
   operations. . . . . . . . . . . . . . . . . . . . . . . .      (182,000)         (6,189,000)
                                                               -----------         -----------          -----------
Income(loss) before cumulative effect of
   change in accounting principle. . . . . . . . . . . . . .     1,134,000          (8,409,000)             408,000
Cumulative effect of change in accounting
   principle from continuing operations. . . . . . . . . . .                            (2,000)
Cumulative effect of change in accounting
   principle from discontinued operations. . . . . . . . . .                            (4,000)
                                                               -----------         -----------          -----------
Net income(loss) . . . . . . . . . . . . . . . . . . . . . .   $ 1,134,000         $(8,415,000)         $   408,000
                                                               ===========         ===========          ===========
PER SHARE DATA:
   Income from continuing operations . . . . . . . . . . . .         $1.25              $ 0.01                $0.64
   Loss from discontinued operations
      and disposal of discontinued operations. . . . . . . .          (.17)              (8.01)                (.25)
   Cumulative effect of change in accounting
      principle. . . . . . . . . . . . . . . . . . . . . . .                              (.01)
                                                               -----------         -----------          -----------
Net income(loss) . . . . . . . . . . . . . . . . . . . . . .         $1.08              $(8.01)               $0.39
                                                               ===========         ===========          ===========
Average number of common and common
   equivalent shares outstanding . . . . . . . . . . . . . .     1,053,000           1,051,000            1,047,000
                                                               ===========         ===========          ===========



                               See Notes to Consolidated Financial Statements.

                                     CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                       1995               1994
Assets
Current assets:
   Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .       $   411,000         $   454,000
   Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . . .        10,611,000          11,883,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,621,000           4,547,000
   Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . .           698,000           1,114,000
   Prepaid expenses and other current assets . . . . . . . . . . . . . . .           589,000             439,000
                                                                                 -----------         -----------
                                                                                  18,930,000          18,437,000
                                                                                 -----------         -----------
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . .         8,918,000           9,663,000

Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,600,000           1,791,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            32,000              62,000
                                                                                 -----------         -----------
                                                                                 $29,480,000         $29,953,000
                                                                                 ===========         ===========

                                   CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                                                                                         December 31,
                                                                                       1995               1994
Liabilities and Shareholders' Equity
Current liabilities:
   Short-term debt due banks . . . . . . . . . . . . . . . . . . . . . . .       $   206,000         $   196,000
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .           355,000             235,000
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,066,000           4,275,000
   Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . .         4,305,000           3,220,000
   Accrued expenses and other liabilities. . . . . . . . . . . . . . . . .         1,367,000           1,488,000
   Litigation reserve. . . . . . . . . . . . . . . . . . . . . . . . . . .                             1,247,000
   Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           966,000             270,000
   Domestic and foreign income taxes payable . . . . . . . . . . . . . . .           240,000             260,000
   Estimated liabilities of discontinued operations. . . . . . . . . . . .           351,000             401,000
                                                                                 -----------         -----------
                                                                                  11,856,000          11,592,000

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,303,000           5,161,000
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,017,000             993,000
Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . .           111,000             138,000
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . .           373,000             496,000
Deferred pension liability . . . . . . . . . . . . . . . . . . . . . . . .         1,252,000           1,369,000
Accrued postretirement benefits. . . . . . . . . . . . . . . . . . . . . .         3,161,000           3,133,000
                                                                                 -----------         -----------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,073,000          22,882,000
                                                                                 -----------         -----------
Shareholders' equity:
   Preferred stock, $1 par value -
      Authorized, 500,000 shares
   Common stock, $.10 par value -
      Authorized, 6,000,000 shares
      Issued and outstanding, 1,053,999 shares in 1995
           and 1,051,499 shares in 1994. . . . . . . . . . . . . . . . . .           106,000             105,000
   Capital in excess of par value. . . . . . . . . . . . . . . . . . . . .         3,219,000           3,197,000
   Cumulative foreign currency translation adjustment. . . . . . . . . . .        (1,891,000)         (1,876,000)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,854,000           6,720,000
                                                                                 -----------         -----------
                                                                                   9,288,000           8,146,000
   Less:

      Treasury Stock, 442 shares . . . . . . . . . . . . . . . . . . . . .            (6,000)
      Employee Stock Ownership Plan Loan Payable . . . . . . . . . . . . .          (875,000)         (1,075,000)
                                                                                 -----------         -----------
   Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .         8,407,000           7,071,000
                                                                                 -----------         -----------
                                                                                 $29,480,000         $29,953,000
                                                                                 ===========         ===========

                                    See Notes to Consolidated Financial Statements.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                         1995                 1994              1993
Operating activities:
   Net income (loss). . . . . . . . . . . . . . . . . . . . . .    $ 1,134,000         $(8,415,000)        $  408,000
   Adjustments to reconcile net income (loss) to net               -----------         -----------         ----------
     cash (used) provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . .        946,000           1,047,000          1,379,000
     Gain on sale of property, plant and equipment. . . . . . .        (24,000)            (94,000)          (397,000)
     Minority interest in net income. . . . . . . . . . . . . .                                                24,000
     Loss on disposal of discontinued operations. . . . . . . .                          7,097,000
     (Increase) Decrease in operating assets:
        Accounts receivable . . . . . . . . . . . . . . . . . .      1,260,000          (4,973,000)           179,000
        Inventory, net of customer deposits . . . . . . . . . .     (1,395,000)            432,000          1,436,000
        Prepaid expenses and other current and
           non-current assets . . . . . . . . . . . . . . . . .       (140,000)             56,000           (111,000)
     Increase (Decrease) in operating liabilities:
        Accounts payable, accrued compensation,
           accrued expenses and other liabilities . . . . . . .        565,000           3,319,000         (1,318,000)
        Litigation reserve. . . . . . . . . . . . . . . . . . .     (1,247,000)
        Estimated liabilities of discontinued
           operations . . . . . . . . . . . . . . . . . . . . .        (35,000)            313,000            (23,000)
        Deferred compensation, deferred pension
           liability and accrued postretirement benefits. . . .        134,000            (344,000)          (226,000)
        Domestic and foreign income taxes . . . . . . . . . . .        (17,000)            380,000            550,000
        Other long-term liabilities . . . . . . . . . . . . . .       (119,000)            472,000             (8,000)
        Deferred income taxes . . . . . . . . . . . . . . . . .        582,000            (196,000)           192,000
                                                                   -----------         -----------         ----------
           Total adjustments. . . . . . . . . . . . . . . . . .        510,000           7,509,000          1,677,000
                                                                   -----------         -----------         ----------
   Net cash provided (used) by operating actitivies . . . . . .      1,644,000            (906,000)         2,085,000
                                                                   -----------         -----------         ----------
   Investing activities:
   Purchase of property, plant and equipment. . . . . . . . . .       (204,000)           (412,000)          (513,000)
   Proceeds from sale of property, plant and
     equipment. . . . . . . . . . . . . . . . . . . . . . . . .         33,000               8,000            440,000
   Proceeds from sale of L&A Engineering & Equipment,
     Inc.     . . . . . . . . . . . . . . . . . . . . . . . . .                            880,000
                                                                   -----------         -----------         ----------
   Net cash provided (used) by investing activities . . . . . .       (171,000)            476,000            (73,000)
                                                                   -----------         -----------         ----------

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                                                        Year Ended December 31,
                                                                        1995                1994               1993
Financing activities:
   Increase (Decrease) in short-term debt . . . . . . . . . . .         14,000            (295,000)         1,459,000
   Proceeds from issuance of long-term debt . . . . . . . . . .     11,888,000           2,744,000            469,000
   Principal repayments on long-term debt . . . . . . . . . . .    (13,418,000)         (1,671,000)        (4,391,000)
   Issuance of common stock . . . . . . . . . . . . . . . . . .         11,000
   Purchase of treasury stock . . . . . . . . . . . . . . . . .         (6,000)
   Capital contributions from minority interest . . . . . . . .                                                75,000
                                                                   -----------         -----------         ----------
   Net cash provided (used) by financing activities . . . . . .     (1,511,000)            778,000         (2,388,000)
                                                                   -----------         -----------         ----------
   Effect of exchange rate on cash. . . . . . . . . . . . . . .         (5,000)              7,000             (2,000)
                                                                   -----------         -----------         ----------
   Net increase (decrease) in cash and equivalents. . . . . . .        (43,000)            355,000           (378,000)

   Cash and equivalents at beginning of year. . . . . . . . . .        454,000              99,000            477,000
                                                                   -----------         -----------         ----------
   Cash and equivalents at end of year. . . . . . . . . . . . .    $   411,000         $   454,000         $   99,000
                                                                   ===========         ===========         ==========




                                     See Notes to Consolidated Financial Statements.

                     Consolidated Statements of Changes in Shareholders' Equity

                                                               Cumulative
                                                                 Foreign
                                                   Capital in   Currency                            Employee Stock
                                   Common Stock     Excess of  Translation     Retained   Treasury  Ownership Plan Shareholders'
                                Shares  Par Value   Par Value  Adjustment      Earnings     Stock    Loan Payable     Equity
Balance at December 31, 1992  1,046,137  $105,000  $3,124,000  $(2,085,000)  $14,727,000            $(1,475,000)  $14,396,000
Foreign currency translation
  adjustment. . . . . . . . .                                     (188,000)                                          (188,000)
Net income. . . . . . . . . .                                                    408,000                              408,000
Payments on Employee Stock
  Ownership Plan Loan Payable                                                                           200,000       200,000
                              ---------  --------  ----------  -----------   -----------  -------   -----------   -----------
Balance at December 31, 1993  1,046,137   105,000   3,124,000   (2,273,000)   15,135,000             (1,275,000)   14,816,000

Issuance of shares. . . . . .     5,362                73,000                                                          73,000
Foreign currency translation
  adjustment. . . . . . . . .                                      397,000                                            397,000
Net loss. . . . . . . . . . .                                                 (8,415,000)                          (8,415,000)
Payments on Employee Stock
  Ownership Plan Loan Payable                                                                           200,000       200,000
                              ---------  --------  ----------  -----------   -----------  -------   -----------   -----------
Balance at December 31, 1994  1,051,499   105,000   3,197,000   (1,876,000)    6,720,000             (1,075,000)    7,071,000

Issuance of shares. . . . . .     2,500     1,000      22,000                                                          23,000
Foreign currency translation
  adjustment. . . . . . . . .                                      (15,000)                                           (15,000)
Net income. . . . . . . . . .                                                  1,134,000                            1,134,000
Acquisition of treasury stock                                                              (6,000)                     (6,000)
Payments on Employee Stock
  Ownership Plan Loan Payable                                                                           200,000       200,000
                              ---------  --------  ----------  -----------   -----------  -------   -----------   -----------
Balance at December 31, 1995  1,053,999  $106,000  $3,219,000  $(1,891,000)  $ 7,854,000  $(6,000)  $  (875,000)  $ 8,407,000
                              =========  ========  ==========  ===========   ===========  =======   ===========   ===========




                             See Notes to Consolidated Financial Statements.

                           Notes To Consolidated Financial Statements

Note 1 - The Company and Its Accounting Policies:

        Graham Corporation and its subsidiaries are primarily engaged in the design and manufacture of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries and sells to customers throughout the world. The company's significant accounting policies follow.

Principles of consolidation and use of estimates in the preparation of financial statements -
        The consolidated financial statements include the accounts of the company and its majority-owned domestic and foreign subsidiaries. All significant intercompany balances, transactions and profits are eliminated in consolidation.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

Translation of foreign currencies-
        Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. Gains and losses resulting from translation of foreign subsidiary balance sheets are reflected as a separate component of shareholders' equity.

Revenue recognition-
        Revenues and all related costs on short-term contracts are accounted for on the completed contract method and included in income upon substantial completion or shipment to the customer.

Inventories-
        Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Progress payments for orders are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Consolidated Balance Sheet.

Property and depreciation-
        Property, plant and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Income taxes-
        The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns.
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Employee benefit plans and deferred compensation-
        The company has retirement plans covering substantially all employees. Charges to income are based upon actuarially determined costs. Pension liabilities are funded by periodic payments to the various pension plan trusts.
        The company has employment contracts with key employees which provide for current and deferred bonuses based upon the results of operations. The principal and interest earned on the deferred balances are payable upon retirement.
        Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." SFAS 112 requires that projected future costs of providing postemployment benefits be recognized as an expense as employees render service rather than when the benefits are paid. The adjustment to adopt SFAS 112 of $9,000, net of the related tax benefit of $3,000, or $.01 per share, is presented in the Consolidated Statement of Operations as the cumulative effect of changes in accounting principles from continuing and discontinued operations. The incremental costs of adopting this statement are insignificant on an ongoing basis.
        The company provides certain health care benefits for eligible retirees and eligible survivors of retirees. The company recognizes the cost of postretirement health care benefits on the accrual basis as employees render service to earn the benefits.

Per share data-
        Earnings per share is computed by dividing net income by the weighted average number of common shares and, when applicable, common equivalent shares outstanding during the period.

Cash flow statement-
        The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
        Actual interest paid was $631,000 in 1995, $500,000 in 1994, and $815,000 in 1993. In addition, actual income taxes paid were $246,000 in 1995, $39,000 in 1994, and $341,000 in 1993.
        In 1994, bonus amounts payable to all officers of Graham Corporation and its U.S. subsidiary were paid in Graham common stock valued at $12,000 and $73,000 in 1995 and 1994.

Recently issued accounting standard -
        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.
        The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the company's cash flows.

Note 2 - Discontinued Operations:

        In September 1994, the company approved a formal plan to dispose of its subsidiary, Graham Manufacturing Limited (GML), located in Gloucester, England, and subsequently sold the operation on January 24, 1995. GML manufactured shell and tube heat exchangers. In addition, GML manufactured air cooled exchangers through a joint venture known as Graham Exchanger Services Limited of which GML owned seventy-five percent of the issued and outstanding shares. This joint venture was sold in November 1994. The disposal of GML has been presented in the Consolidated Statement of Operations as a discontinued operation and accordingly, the results of operations for the prior years have been restated to reflect GML's operations separately from continuing operations.

        Net sales for GML were $13,639,000 for the nine month operating period in 1994 and $16,086,000 in 1993.

        During 1995, the company incurred a loss of $182,000 for additional expenses related to the disposal of GML. There were no tax attributes associated with this loss. The 1994 loss from GML's discontinued operations is presented net of related tax benefits of $8,000. The 1994 loss from disposal, which includes operating losses of $1,909,000 during the phase-out period, is presented net of related tax benefits of $160,000. There were no tax attributes associated with the 1993 loss of GML. The remaining accrued liabilities for this disposal totalled $711,000 at December 31, 1995.

        In December 1994, the company sold the property and plant of L&A Engineering & Equipment, Inc. (L&A), which was previously accounted for as a discontinued operation. A gain, net of related expenses, of $51,000 was recognized from the sale of the L&A property and plant. In addition, the remaining reserve for estimated net liabilities of L&A totalling $38,000 was reversed to income in 1994. The gain of $89,000, which is net of a $35,000 income tax provision, has been netted against the loss from disposal of discontinued operations in the 1994 Consolidated Statement of Operations.

Note 3 - Operations by Geographic Area:

        The company has operations in the United States and the United
Kingdom.

        Inter-geographic sales represent intercompany sales made based upon a competitive pricing structure. All intercompany profits in inventory are eliminated in the consolidated accounts and are included in the eliminations caption below. In computing operating profit, corporate and interest expense have been excluded.
Included in corporate expense are research and development costs of $277,000, $298,000, and $304,000 in 1995, 1994 and 1993,
respectively.

                                                                 1995                  1994                 1993
Net sales including inter-geographic
 sales:
United States
   Customers. . . . . . . . . . . . . . . . . . . .           $45,358,000           $41,892,000          $40,732,000
   Inter-geographic . . . . . . . . . . . . . . . .                24,000                31,000              115,000
United Kingdom
   Customers. . . . . . . . . . . . . . . . . . . .             4,122,000             5,459,000            4,448,000
   Inter-geographic . . . . . . . . . . . . . . . .             1,372,000             1,152,000            1,040,000
Inter-geographic sales. . . . . . . . . . . . . . .            (1,396,000)           (1,183,000)          (1,155,000)
                                                              -----------           -----------          -----------
Net sales . . . . . . . . . . . . . . . . . . . . .           $49,480,000           $47,351,000          $45,180,000
                                                              ===========           ===========          ===========
Operating profit:
   United States. . . . . . . . . . . . . . . . . .           $ 4,106,000           $ 1,950,000          $ 3,623,000
   United Kingdom . . . . . . . . . . . . . . . . .               370,000               745,000               24,000
   Eliminations . . . . . . . . . . . . . . . . . .                65,000               (70,000)              18,000
                                                              -----------           -----------          -----------
Total operating profit. . . . . . . . . . . . . . .             4,541,000             2,625,000            3,665,000
Corporate expense . . . . . . . . . . . . . . . . .            (1,831,000)           (1,880,000)          (2,241,000)
Interest expense. . . . . . . . . . . . . . . . . .              (616,000)             (525,000)            (537,000)
                                                              -----------           -----------          -----------
Income from continuing
   operations before income taxes . . . . . . . . .           $ 2,094,000           $   220,000          $   887,000
                                                              ===========           ===========          ===========
Identifiable assets
   United States. . . . . . . . . . . . . . . . . .           $25,414,000           $25,640,000          $21,281,000
   United Kingdom . . . . . . . . . . . . . . . . .             3,870,000             4,214,000           19,245,000
   Eliminations . . . . . . . . . . . . . . . . . .              (391,000)             (284,000)            (321,000)
                                                              -----------           -----------          -----------
                                                               28,893,000            29,570,000           40,205,000
Corporate assets. . . . . . . . . . . . . . . . . .               587,000               383,000            1,206,000
                                                              -----------           -----------          -----------
Total assets. . . . . . . . . . . . . . . . . . . .           $29,480,000           $29,953,000          $41,411,000
                                                              ===========           ===========          ===========

The breakdown of total United States export sales by geographic area was:

                                                               1995                  1994                 1993
   Africa . . . . . . . . . . . . . . . . . . . . .           $   118,000           $   489,000          $ 1,353,000
   Asia . . . . . . . . . . . . . . . . . . . . . .            10,160,000            10,052,000            7,543,000
   Canada . . . . . . . . . . . . . . . . . . . . .             2,401,000             2,649,000            2,051,000
   Middle East. . . . . . . . . . . . . . . . . . .             1,992,000               253,000              236,000
   South America. . . . . . . . . . . . . . . . . .             1,921,000               531,000            1,930,000
   Mexico . . . . . . . . . . . . . . . . . . . . .             1,578,000               555,000              232,000
   Western Europe . . . . . . . . . . . . . . . . .               592,000               822,000              523,000
   Other. . . . . . . . . . . . . . . . . . . . . .               433,000             1,037,000              904,000
                                                              -----------           -----------          -----------
Total domestic export sales . . . . . . . . . . . .           $19,195,000           $16,388,000          $14,772,000
                                                              ===========           ===========          ===========

Note 4 - Inventories:

Major classifications of inventories are as follows:

                                                                          1995                      1994
Raw materials and supplies. . . . . . . . . . . . . . . . . . .       $ 2,579,000                $ 1,857,000

Work in process . . . . . . . . . . . . . . . . . . . . . . . .         3,286,000                  2,507,000

Finished products . . . . . . . . . . . . . . . . . . . . . . .         1,100,000                    953,000
                                                                      -----------                -----------
                                                                        6,965,000                  5,317,000

Less - progress payments. . . . . . . . . . . . . . . . . . . .           344,000                    770,000
                                                                      -----------                -----------
                                                                      $ 6,621,000                $ 4,547,000
                                                                      ===========                ===========

Note 5 - Property, Plant and Equipment:

        Major classifications of property, plant and equipment are as follows:

                                                                                  1995                    1994
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $   244,000             $   245,000
Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . .                  165,000                 165,000
Buildings and improvements. . . . . . . . . . . . . . . . . . . . .               10,245,000              10,231,000
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .               12,748,000              12,929,000
Construction in progress. . . . . . . . . . . . . . . . . . . . . .                   10,000                  17,000
                                                                                 -----------             -----------
                                                                                  23,412,000              23,587,000
Less - accumulated depreciation and
 amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .               14,494,000              13,924,000
                                                                                 -----------             -----------
                                                                                 $ 8,918,000             $ 9,663,000
                                                                                 ===========             ===========

Note 6 - Leases:

        The company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $184,000, $180,000 and $249,000 for years 1995, 1994 and 1993, respectively.

        Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                                                     1995                    1994
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .               $  779,000              $  788,000
Less accumulated amortization . . . . . . . . . . . . . . . . . . .                  494,000                 405,000
                                                                                  ----------              ----------
                                                                                  $  285,000              $  383,000
                                                                                  ==========              ==========

        Amortization of property, plant and equipment under capital lease amounted to $98,000, $72,000 and $114,000 for years 1995,
1994 and 1993, respectively, and is included in depreciation expense.

        As of December 31, 1995, future minimum payments required under non-cancelable leases are:

                                                                                Operating                Capital
                                                                                 Leases                  Leases
1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  135,000              $   43,000
1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   77,000                  33,000
1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   58,000                  31,000
1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   39,000                  17,000
2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   17,000                   9,000
Thereafter. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   14,000
                                                                                  ----------              ----------
Total minimum lease payments. . . . . . . . . . . . . . . . . . . .               $  340,000              $  133,000
                                                                                  ==========

Less - amount representing
 interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                           19,000
                                                                                                          ----------
Present value of net minimum
 lease payments . . . . . . . . . . . . . . . . . . . . . . . . . .                                       $  114,000
                                                                                                          ==========

Note 7 - Debt:

Short-Term Debt Due Banks

        The company and its subsidiaries had short-term borrowings outstanding as follows:

                                                                                         December 31,
                                                                                     1995           1994
Borrowings of United Kingdom
   Subsidiary under line of credit
     at bank's rate plus 1 1/2% in 1995
     and bank's rate plus 2 1/2% in 1994                                          $  206,000     $  196,000
                                                                                  ==========     ===========

        In 1995, the United Kingdom subsidiary entered into a new revolving credit facility agreement which provides a line of credit of 250,000 pounds sterling ($387,000 at the December 31, 1995 exchange rate). Under the new facility, the interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 6 1/2% and 3 3/4% at December 31, 1995 and 1994, respectively. The United Kingdom operations had available unused lines of credit of $181,000 at December 31, 1995. The weighted average interest rate on short-term borrowings at December 31, 1995 and 1994 was 8% and 6.25%, respectively.

Long-term Debt

        The company and its subsidiaries had long-term borrowings outstanding as follows:

                                                                            December 31,
                                                                         1995          1994
Employee Stock Ownership Plan
   Loan Payable . . . . . . . . . . . . . . . . . . . . . . . . . . $   875,000    $ 1,075,000
United Kingdom term loan due in 2000. . . . . . . . . . . . . . . .     387,000
United States revolving credit facility
   at prime plus 1/2% . . . . . . . . . . . . . . . . . . . . . . .   2,282,000      4,171,000
Capital lease obligations . . . . . . . . . . . . . . . . . . . . .     114,000        150,000
                                                                     ----------    -----------
                                                                      3,658,000      5,396,000
Less: current amounts, including amounts
   for capital leases of $ 36,000 in 1995
   and $35,000 in 1994. . . . . . . . . . . . . . . . . . . . . . .     355,000        235,000
                                                                     ----------    -----------
                                                                     $3,303,000    $ 5,161,000
                                                                     ==========    ===========

        The United States revolving credit facility agreement provides a line of credit of up to $13,000,000, including letters of credit, through October 31, 1996. During 1995 and 1994, the company borrowed at a rate of prime plus 1/2%. In June 1994, the company used proceeds of the revolving line of credit to refinance
Industrial Development Revenue Bonds.

        The agreement allows the company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. This conversion feature is available through October 1996, at which time the company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The company had $2,282,000 and $4,171,000 outstanding on its revolving credit facility at December 31, 1995 and 1994, respectively. As the company has the intent and ability to maintain this balance on a long-term basis, the borrowings have been classified as long-term debt at December 31, 1995 and 1994. The bank's prime rate was 8.5% at December 31, 1995 and 1994. The United States subsidiary had available unused lines of credit of $8,727,000 at year end.

        The Employee Stock Ownership Plan Loan Payable requires quarterly payments of $50,000 through 2000. (See Note 10 for a description of the Plan.)

        In 1995, the United Kingdom subsidiary entered into a term loan at a fixed rate of 9%. This term loan is due in 2000 and is repayable in equal monthly installments commencing in 1996.

        Long-term debt requirements over the next five years, excluding capital leases, are: 1996 - $319,000, 1997 - $867,000, 1998 -
$1,913,000, 1999 - $297,000 and 2000 - $148,000.

        The company is required to pay commitment fees of 1/2% on the unused portion of the domestic revolving credit facility. No other financing arrangements require compensating balances or commitment fees. Assets with a book value of $22,741,000 have been pledged to secure certain domestic long-term borrowings.

        The United Kingdom short-term and long-term borrowings are secured by assets of the United Kingdom subsidiary which have a book value of $589,000.

        Several of the loan agreements contain provisions pertaining to the maintenance of minimum working capital balances, tangible net worth, capital expenditures and financial ratios as well as restrictions on the payment of cash dividends to the parent company and shareholders and incurrence of additional long-term debt. The most restrictive dividend provision limits the payment of dividends to shareholders to the greater of $400,000 or 25% of consolidated net income. In addition, the United States subsidiary cannot make any loans or advances exceeding $150,000 to any affiliates without prior consent of the bank. The United States subsidiary may pay dividends to the parent company as long as the subsidiary remains in compliance with all financial covenants after payment of the dividends. Under the agreement, restricted net assets of the subsidiary may not be reduced below $5,000,000 at December 31, 1995. Effective December 31, 1995, the United Kingdom subsidiary obtained a waiver through the end of 1996 from its bank of certain financial loan covenants.

Note 8 -  Financial Instruments and Derivative Financial
          Instruments:

Concentrations of Credit Risk:

        Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the company's customer base and their geographic dispersion. At December 31, 1995 and 1994, the company had no significant concentrations of credit risk.

Letters of Credit:

        The company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At December 31, 1995 and 1994, the company was contingently liable on outstanding standby letters of credit aggregating $2,127,000 and $2,256,000, respectively.

Foreign Exchange Risk Management:

        The company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the company utilizes foreign exchange forward contracts with fixed dates of maturity and exchange rates. The company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the company could be at risk for fluctuations, if any, required to settle the obligation.

        The table below summarizes the notional amounts of the foreign exchange forward contracts held by the company. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

December 31,                  1995          1994
                              Sell           Buy
Canadian dollars            $391,000
British pounds sterling                   $158,000
                            --------      --------
                            $391,000      $158,000
                            ========      ========
Fair Value                  $398,000      $165,000

        The company entered into these foreign exchange forward contracts to hedge a sales or purchase commitment denominated in the currency of the sales contract or purchase order. The term of the derivatives is less than one year.

        At December 31, 1995 and 1994, the company had deferred unrealized gains and (losses) of $(7,000) and $7,000, respectively, which are recognized in income as part of the hedged transaction. These amounts represent the gain or loss that would have been recognized had these contracts been liquidated at market value in their respective years. The fair values of the foreign exchange forward contracts are estimated based on dealer quotes.

Fair Value of Financial Instruments:

        The differences between the carrying amounts and estimated fair values of the company's short- and long-term debt are insignificant.

        The methods and assumptions used to estimate the fair value of such debt are summarized as follows:

        Short-term debt due banks - The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

        Long-term debt - The carrying value of long-term debt excludes $114,000 and $150,000 of obligations under capital leases at December 31, 1995 and 1994, respectively. The carrying values of credit facilities with variable rates of interest approximates fair values. The fair value of fixed rate debt was estimated by discounting cash flows using rates currently available for debt of similar terms and remaining maturities.

Note 9 - Income Taxes:

        An analysis of the components of pre-tax income from continuing operations is presented below:

                                                                  1995                1994                  1993
United States . . . . . . . . . . . . . . . . . . . .         $ 1,890,000         $    59,000           $   821,000
United Kingdom. . . . . . . . . . . . . . . . . . . .             204,000             161,000                66,000
                                                              -----------         -----------           -----------
                                                              $ 2,094,000         $   220,000           $   887,000
                                                              ===========         ===========           ===========

The provision (benefit) for income
taxes on continuing operations
consists of:

Current -
   Federal. . . . . . . . . . . . . . . . . . . . . .         $    97,000         $   208,000           $    (4,000)
   State. . . . . . . . . . . . . . . . . . . . . . .              16,000              56,000                27,000
   United Kingdom . . . . . . . . . . . . . . . . . .              84,000
                                                              -----------         -----------           -----------
                                                                  197,000             264,000                23,000
                                                              -----------         -----------           -----------
Deferred -
   Federal. . . . . . . . . . . . . . . . . . . . . .             489,000            (161,000)              111,000
   State. . . . . . . . . . . . . . . . . . . . . . .             236,000             (22,000)              (51,000)
   United Kingdom . . . . . . . . . . . . . . . . . .              (1,000)            228,000                (2,000)
   Change in valuation allowance. . . . . . . . . . .            (143,000)           (101,000)              134,000
                                                              -----------         -----------           -----------
                                                                  581,000             (56,000)              192,000
                                                              -----------         -----------           -----------
   Total provision for income taxes                           $   778,000         $   208,000           $   215,000
                                                              ===========         ===========           ===========

        The reconciliation of the provision calculated using the United States Federal tax rate with the provision for income taxes presented in the financial statements, excluding discontinued operations, is as follows:

                                                                  1995                1994                  1993
Provision for income taxes at
   Federal rate . . . . . . . . . . . . . . . . . . .         $   712,000         $    75,000           $   302,000
Recognition of tax benefit of prior
   year losses. . . . . . . . . . . . . . . . . . . .                                                       (40,000)
Difference between foreign and U.S.
   tax rates. . . . . . . . . . . . . . . . . . . . .              (2,000)             (2,000)               (1,000)
State taxes . . . . . . . . . . . . . . . . . . . . .             247,000              15,000               (33,000)
Charges not deductible for
   income tax purposes. . . . . . . . . . . . . . . .              61,000             131,000                11,000
Recognition of tax benefit generated
   by foreign sales corporation . . . . . . . . . . .             (67,000)            (46,000)              (47,000)
Tax credits . . . . . . . . . . . . . . . . . . . . .             (18,000)
Net operating losses for which no
   tax benefit was provided . . . . . . . . . . . . .                                  92,000
Change in valuation allowance . . . . . . . . . . . .            (143,000)           (101,000)              134,000
Reversal of tax reserve . . . . . . . . . . . . . . .                                                      (100,000)
Other . . . . . . . . . . . . . . . . . . . . . . . .             (12,000)             44,000               (11,000)
                                                              -----------         -----------           -----------
Provision for income taxes                                    $   778,000         $   208,000           $   215,000
                                                              ===========         ===========           ===========

        The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                                            1995                                 1994
                                                   United            United            United              United
                                                   States            Kingdom           States              Kingdom
Depreciation. . . . . . . . . . . . . . . .       $ (435,000)       $ (118,000)       $ (455,000)         $(145,000)
Deferred compensation . . . . . . . . . . .          425,000                             430,000
Deferred pension
   liability. . . . . . . . . . . . . . . .          379,000                             650,000
Accrued postretirement
   benefits . . . . . . . . . . . . . . . .        1,281,000                           1,284,000
Compensated absences. . . . . . . . . . . .          519,000                             465,000
Inventories . . . . . . . . . . . . . . . .           85,000                              36,000
Warranty liability. . . . . . . . . . . . .           98,000                              89,000
State and foreign loss
   carryforwards. . . . . . . . . . . . . .           46,000           144,000           109,000            147,000
New York State
   investment tax credit. . . . . . . . . .          195,000                             292,000
Alternative minimum tax
   credit . . . . . . . . . . . . . . . . .          120,000                             103,000
Litigation reserve. . . . . . . . . . . . .           17,000                             486,000
Other . . . . . . . . . . . . . . . . . . .          127,000           (84,000)           93,000            (62,000)
                                                  ----------        ----------        ----------          ---------
                                                   2,857,000           (58,000)        3,582,000            (60,000)
Less: Valuation
   allowance. . . . . . . . . . . . . . . .          559,000            53,000           677,000             78,000
                                                  ----------        ----------        ----------          ---------
Deferred tax
   asset (liability)                              $2,298,000        $ (111,000)       $2,905,000        $  (138,000)
                                                  ==========        ==========        ==========        ===========

        Deferred income taxes include the impact of state and foreign net operating loss carryforwards and investment tax credits which expire from 1996 to 2008. In accordance with the provisions of SFAS 109, a valuation allowance of $612,000 at December 31, 1995 is deemed adequate to reserve for these and other items which are not considered probable of realization.

        The company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At December 31, 1995, such undistributed earnings totaled $950,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

Note 10 - Employee Benefit Plans:

Retirement Plans

        The company has defined benefit plans covering substantially all employees. The company's plan covering employees in the United States is non-contributory. Benefits are based on the employee's years of service and average earnings for the five highest consecutive calendar years of compensation for the ten year period preceding retirement. The plan for employees in the United Kingdom is contributory with the employer's share being actuarially determined. Benefits are based on the employee's years of service and average earnings for the three highest years for the ten year period preceding retirement. The company's funding policy for the United States plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974. The pension obligations to employees covered by the company's former domestic plan, terminated in 1986, were settled through the purchase of annuity contracts for each participant which guaranteed these future benefit payments.

        The components of pension cost are:

                                                 1995                       1994                       1993
                                        U. S. PLAN   U. K. PLAN    U. S. PLAN   U. K. PLAN   U. S. PLAN    U. K. PLAN
Service cost-benefits earned
   during the period. . . . . . . .    $  261,000   $  175,000    $  350,000   $  524,000   $  330,000    $  318,000
Interest cost on projected
   benefit obligation . . . . . . .       475,000      295,000       505,000      453,000      473,000       315,000
Actual return on assets . . . . . .    (1,600,000)    (501,000)      (38,000)    (345,000)    (116,000)   (1,155,000)
Net amortization and deferral . . .     1,168,000      109,000      (338,000)    (196,000)    (196,000)      599,000
                                       ----------   ----------    ----------   ----------   ----------    ----------
Net pension cost. . . . . . . . . .    $  304,000   $   78,000    $  479,000   $  436,000   $  491,000    $   77,000
                                       ==========   ==========    ==========   ==========   ==========    ==========

   The service cost for 1995, 1994 and 1993 is net of employee contributions to the United Kingdom plan of $49,000, $22,000 and $51,000, respectively.

        The actuarial assumptions are:

Discount rate used to determine
   projected benefit obligation . . . .        7%           9%        8 3/4%       9 1/2%       7 3/4%         7 3/4%
Rate of increase in compensation
   levels . . . . . . . . . . . . . . .        3%       5 1/2%            4%       5 1/2%           4%             4%
Expected rate of return on plan
   assets . . . . . . . . . . . . . . .        8%          10%            8%          10%           8%            10%

        The funded status of the pension plans is presented below:

                                                                     1995                           1994
                                                           U. S. PLAN     U. K. PLAN      U. S. PLAN      U. K. PLAN
Vested benefit obligation . . . . . . . . . . .           $ 4,262,000     $  831,000     $ 2,739,000      $  743,000
                                                          ===========     ==========     ===========      ==========
Accumulated benefit obligation. . . . . . . . .           $ 4,636,000     $  831,000     $ 2,968,000      $  743,000
                                                          ===========     ==========     ===========      ==========
Plan assets at fair value . . . . . . . . . . .           $ 6,258,000     $3,709,000     $ 4,544,000      $3,561,000
Projected benefit obligation for
   services rendered to date. . . . . . . . . .             7,539,000      3,461,000       5,908,000       3,093,000
                                                          -----------     ----------     -----------      ----------
Projected benefit obligation (in excess
   of) or less than plan assets . . . . . . . .            (1,281,000)       248,000      (1,364,000)        468,000
Unrecognized net gain loss from past
   experience different from that assumed
   and effect of changes in assumptions . . . .              (528,000)      (752,000)       (327,000)       (972,000)
Unrecognized prior service cost . . . . . . . .                (3,000)       265,000          (3,000)        289,000
Unrecognized net asset at
   transition . . . . . . . . . . . . . . . . .              (379,000)       (38,000)       (423,000)        (46,000)
                                                          -----------     ----------     -----------      ----------
Pension liability . . . . . . . . . . . . . . .           $(2,191,000)    $ (277,000)    $(2,117,000)     $ (261,000)
                                                          ===========     ==========     ===========      ==========

        The current portion of the pension liability is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

        Assets of the United States plan consist primarily of equity securities including 70,425 shares of the company's common stock at December 31, 1995 and 1994. Assets of the United Kingdom plan consist of an investment contract with an insurance company which is primarily invested in equity securities. The vested benefit obligation of the United Kingdom plan is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation or retirement. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years for the domestic plan and 13 years for the United Kingdom plan.

        The company has a defined contribution plan covering substantially all domestic employees. Company contributions to this plan are based on the profitability of the company and amounted to $320,000, $0 and $326,000 in 1995, 1994 and 1993, respectively. The company also maintains a supplemental defined contribution plan which covers selected employees in the United Kingdom. The expense associated with this plan was $4,000, $13,000 and $23,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Employee Stock Ownership Plan

        In 1990, the company established a noncontributory Employee Stock Ownership Plan (ESOP) that covers substantially all employees in the United States. The company borrowed $2,000,000 under loan and pledge agreements. The proceeds of the loans were used to purchase 87,454 shares of the company's common stock. The purchased shares are pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. It is anticipated that funds for servicing the debt payments will essentially be provided from contributions paid by the company to the

ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the company stock which it owns.
During 1995, 1994, and 1993 the company recognized expense associated with the ESOP using the shares allocated method. This method recognizes interest expense as incurred on all outstanding debt of the ESOP and compensation expense related to principal reductions based on shares allocated for the period. Dividends received on unallocated shares that are used to service the ESOP debt reduce the amount of expense recognized each period. The compensation expense associated with the ESOP was $200,000 for each of the years ended December 31, 1995, 1994 and 1993. The ESOP received no dividends on unallocated shares in 1995, 1994 and 1993. Interest expense in the amount of $97,000, $96,000, and $96,000 was incurred in 1995, 1994 and 1993, respectively.
Dividends paid on allocated shares accumulate for the benefit of the employees.

Other Postretirement Benefits

        In addition to providing pension benefits, the company has a United States plan which provides health care benefits for eligible retirees and eligible survivors of retirees. Effective January 1, 1994, early retirees who are eligible to receive benefits under the plan are required to share in twenty percent of the medical premium cost. In addition, the company's share of the premium costs has been capped.

        The components of postretirement benefit cost are:

                                                                                 1995          1994         1993
Service cost - benefits earned during the period. . . . . . . . . . . . . . .   $ 45,000     $ 56,000       $ 84,000
Interest cost on accumulated benefit obligation . . . . . . . . . . . . . . .    156,000      165,000        199,000
Amortization of prior service cost. . . . . . . . . . . . . . . . . . . . . .    (87,000)     (87,000)       (25,000)
                                                                                --------     --------       --------
Net postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . .   $114,000     $134,000       $258,000
                                                                                ========     ========       ========

        The assumptions used to develop the accrued postretirement benefit obligation were:

                                                                                    1995           1994        1993
Discount rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7%          8 3/4%      7 3/4%
Medical care cost trend rate. . . . . . . . . . . . . . . . . . . . . . . . .      9 1/2%             10%         10%

        The medical care cost trend rate used in the actuarial computation ultimately reduces to 6% in 2002 and subsequent years. This was accomplished using 1/2% decrements for the years 1996 through 2002.

        The table of actuarially computed benefit obligations is presented below:

                                                                                       1995                   1994
Accumulated postretirement benefit obligation:
   Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,064,000             $  850,000
   Fully eligible active plan participants. . . . . . . . . . . . . . . . . .          486,000                414,000
   Other active plan participants . . . . . . . . . . . . . . . . . . . . . .          988,000                686,000
                                                                                   -----------             ----------
Unfunded accumulated postretirement
   benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,538,000              1,950,000
Unrecognized net gain (loss) from past
   experience different from that assumed
   and effects of changes in assumptions. . . . . . . . . . . . . . . . . . .         (403,000)               106,000
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . . .        1,151,000              1,238,000
                                                                                    ----------             ----------
Accrued postretirement benefit obligation . . . . . . . . . . . . . . . . . .       $3,286,000             $3,294,000
                                                                                    ==========             ==========

        The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would not have a material effect on the net postretirement benefit cost or the accrued postretirement benefit obligation.

        The current portion of the postretirement benefit obligation is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

Note 11 - Stock Options:

        The 1989 Stock Option and Appreciation Rights Plan provides for issuance of up to 125,800 shares of common stock in connection with grants of non-qualified stock options and tandem stock appreciation rights to officers, key employees and certain outside directors.
The options may be granted at prices not less than the fair market value at the date of grant, and expire no later than ten years after the date of grant.

        The 1981 Common Stock Incentive Plan for officers and other key employees provided for issuance of up to 80,000 shares of common stock in connection with grants of incentive stock options and tandem stock appreciation rights. Options can no longer be granted under this plan and at December 31, 1995, all outstanding options had been exercised.

        Information on options and rights under the company's plans is as follows:

                                                                           Option                Shares
                                                                         price range          under option
Outstanding at December 31, 1992. . . . . . . . . . . . . . . .      $7.50-19.75                  83,500
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $11.50-12.625                24,600
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . .      $7.50-19.75                 (13,000)
                                                                                                 -------
Outstanding at December 31, 1993. . . . . . . . . . . . . . . .      $7.50-19.75                  95,100
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $12.00                        4,600
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . .      $19.75                       (2,000)
                                                                                                 -------
Outstanding at December 31, 1994. . . . . . . . . . . . . . . .      $7.50-19.75                  97,700

Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . .      $7.50                        (1,500)
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $9.875-12.00                 16,200
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . .      $11.50-19.75                 (4,800)
                                                                                                 -------
Outstanding at December 31, 1995. . . . . . . . . . . . . . . .      $9.875-19.75                107,600
                                                                                                 =======

        There were 79,940 options exercisable at December 31, 1995. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire
December 1999 to October 2005. The number of options available for future grants were 12,800 at December 31, 1995 and 24,200 at December 31, 1994.

        In 1995, the Board of Directors adopted the 1995 Graham Corporation Incentive Plan to Increase Shareholder Value and approved the granting of non-qualified stock options to purchase 11,500 shares of the company's common stock at an exercise price of $12.00 to officers and other key employees. If approved by the shareholders, these options will be immediately exercisable and will expire no later than October 2005. This plan provides for the issuance of up to 128,000 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

Note 12 - Shareholder Rights Plan:

        On February 23, 1990 the company adopted a Shareholder Rights Plan. Under the Plan, as of March 7, 1990, one share Purchase
Right ("Right") is attached to each outstanding share of Common Stock. When and if the Rights become exercisable, each Right would entitle the holder of a share of Common Stock to purchase from the company an additional share of Common Stock for $70.00 per share, subject to adjustment. The Rights become exercisable upon certain events: (i) if a person or group of persons acquires 20% or more of the company's outstanding Common Stock; or (ii) if a person or group commences a tender offer for 30% or more of the company's outstanding Common Stock.

        The company may redeem the Rights for $.01 per Right at any time prior to the close of business on the date when the Rights become exercisable.

        After the Rights become exercisable, if the company is acquired in a business combination transaction, or if at least half of the company's assets or earning power are sold, then each Right would entitle its holder to purchase stock of the acquirer (or Graham, if it were the surviving company) at a discount of 50%. The number of shares that each Right would entitle its holder to acquire at discount would be the number of shares having a market value equal to twice the exercise price of the Right.

Note 13 - Litigation Settlement:

        A lawsuit was filed in November 1992 against the company's U.S. subsidiary, Graham Manufacturing Co., Inc. Following an adverse jury verdict, the company charged $1,502,000 to pre-tax income in 1994 for the judgment amount and related defense costs. Following trial in 1995, the company reached a settlement with the plaintiff and an additional $276,000 was expensed.

Quarterly Financial Data:

        A capsule summary of the company's unaudited quarterly sales and earnings per share data for 1995 and 1994 is presented below:

                                               First         Second           Third        Fourth           Total
1995                                          Quarter        Quarter         Quarter       Quarter          Year
Net sales . . . . . . . . . . . . . . . .  $ 9,305,000    $12,007,000    $10,651,000     $17,517,000    $49,480,000
Gross Profit. . . . . . . . . . . . . . .    2,500,000      2,666,000      3,068,000       4,745,000     12,979,000
Income from continuing operations . . . .       19,000       (137,000)       254,000       1,180,000      1,316,000
Loss from discontinued operations . . . .                                                   (182,000)      (182,000)
Net income (loss) . . . . . . . . . . . .       19,000       (137,000)       254,000         998,000      1,134,000
Per share:
   Income from continuing
     operations . . . . . . . . . . . . .          .02           (.13)           .24            1.12           1.25
   Loss from discontinued
     operations . . . . . . . . . . . . .                                                       (.17)          (.17)
   Net income (loss). . . . . . . . . . .          .02           (.13)           .24             .95           1.08
                                           ===========    ===========    ===========     ===========    ===========
Market price range. . . . . . . . . . . . 9 1/4-11 3/8       9-11 7/8   10 1/8-13 7/8      11 1/2-16           9-16

                                               First         Second           Third        Fourth           Total
1994                                          Quarter        Quarter         Quarter       Quarter          Year
Net sales . . . . . . . . . . . . . . . .  $ 9,904,000    $ 8,561,000    $11,288,000     $17,598,000    $47,351,000
Gross Profit. . . . . . . . . . . . . . .    2,747,000      2,034,000      2,909,000       4,655,000     12,345,000
Income from continuing operations . . . .      104,000       (434,000)       191,000         151,000         12,000
Loss from discontinued operations . . . .      (31,000)      (422,000)    (4,340,000)     (3,628,000)    (8,421,000)
Cumulative effect of change in
   accounting principle . . . . . . . . .       (6,000)                                                      (6,000)
Net income (loss) . . . . . . . . . . . .       67,000       (856,000)    (4,149,000)     (3,477,000)    (8,415,000)
Per share:
   Income from continuing operations. . .          .10           (.41)           .18             .14            .01
   Loss from discontinued operations. . .         (.03)          (.40)         (4.13)          (3.45)         (8.01)
   Cumulative effect of change in
     accounting principle . . . . . . . .         (.01)                                                        (.01)
   Net income (loss). . . . . . . . . . .          .06           (.81)         (3.95)          (3.31)         (8.01)
                                           ===========    ===========    ===========     ===========    ===========
Market price range. . . . . . . . . . . .    11-14 7/8      12-14 7/8   11 1/4-13 1/2       9 5/8-12   9 5/8-14 7/8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Rochester, New York
February 22, 1996

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham
Corporation and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 22, 1996; such report is included elsewhere in this Annual Report on Form 10-K.
Our audits also included the consolidated financial statement schedules of Graham Corporation and subsidiaries, listed in Item 14 (a) 2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

Rochester, New York
February 22, 1996

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         (Not Applicable)


                              PART III

Item 10.  Directors and Executive Officers

          (The information called for under this Item pursuant to Item 401 of the Commission's Regulation S-K is set forth in statements under "Election of Directors" on pages 3 to 5 of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference: except that the information regarding executive officers called for hereunder pursuant to Item 401(b) of Regulation S-K is furnished under a separate item captioned Executive Officers of the Registrant included in PART I of this annual report on Form 10-K pursuant to Instruction 3 to
          Item 401(b) of Regulation S-K and paragraph 3 of General Instruction G of Form 10-K. The information called for under this Item pursuant to Item 405 of the Commission's Regulation S-K is set forth in the statement on page 7 of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which statement is hereby incorporated herein by reference.)


Item 11.  Executive Compensation

          (The information called for under this Item is set forth in statements under "Compensation of Executive Officers" on pages 8 to 11 of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     (a)  Security Ownership of Certain Beneficial Owners

          (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)


     (b)  Security Ownership of Management

          (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2, "Election of Directors" on pages 3 to 5 and "Executive Officers" on page 7 of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

     (c)  Changes in Control    (Not Applicable)


Item 13.  Certain Relationships and Related Transactions

          (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 and "Election of Directors" on pages 3 to 5 of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K:

                                                                Sequential
                                                               Page Number

     (A)  Consolidated Statements of Operations
          for the Years ended December 31, 1995, 1994,
          and 1993;                                                18

     (B)  Consolidated Balance Sheets as of
          December 31, 1995 and 1994;                           19-20

     (C)  Consolidated Statements of Cash Flows
          for the Years Ended December 31, 1995,
          1994 and 1993;                                        21-22

     (D)  Consolidated Statements of Changes
          in Shareholders' Equity for the Years
          ended December 31, 1995, 1994 and 1993;                  23

     (E)  Notes to Consolidated Financial Statements;
          and                                                    24-40

     (F)  Report of Independent Auditors                            42

     (a)  (2)  The following are Financial
               Statement Schedules and related
               information required to be filed as
               part of this Annual Report on Form
               10-K by Items 8 and 14(d) of Form
               10-K:

     (A)  The items set forth in Items 14(a)(1)(A)
          through (E) above; and                                 18-40

     (B)  Independent Auditors' Report on Financial
          Statement Schedules                                       43

                                                              Sequential
                                                              Page Number
          Financial Statement schedules for the years ended December 31, 1995, 1994 and 1993 as follows:


           (i)  Condensed Financial Information of
                Registrant (Schedule I)                          47-50

          (ii)  Valuation and Qualifying Accounts
                (Schedule II)                                    51-52


        Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

                           GRAHAM CORPORATION AND SUBSIDIARIES*
              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31,
                                                                          1995             1994              1993
Costs and expenses:
General and administrative                                            $1,423,000       $ 1,117,000       $2,006,000
Interest expense                                                          98,000            97,000          251,000
                                                                      ----------       -----------       ----------
Parent company operating loss before
   income tax benefit                                                  1,521,000         1,214,000        2,257,000
Benefit for income taxes                                                (580,000)         (449,000)        (418,000)
                                                                      ----------       -----------       ----------
Net parent company operating loss                                        941,000           765,000        1,839,000
                                                                      ----------       -----------       ----------
Equity in earnings of continuing subsidiaries                          3,891,000         1,719,000        3,416,000
Less expenses directly allocable to
   continuing subsidiaries:
     Research and development                                            276,000           285,000          272,000
     Provision for income taxes                                        1,358,000           657,000          633,000
                                                                      ----------       -----------       ----------
Equity in net earnings of subsidiaries                                 2,257,000           777,000        2,511,000
                                                                      ----------       -----------       ----------
Income from continuing operations                                      1,316,000            12,000          672,000
                                                                      ----------       -----------       ----------
Equity in losses of discontinued subsidiaries                           (182,000)       (8,554,000)        (264,000)
Less expenses directly allocable to discontinued subsidiaries:
     Benefit for income taxes                                                             (133,000)
                                                                      ----------       -----------       ----------
Equity in net losses of discontinued subsidiaries                       (182,000)       (8,421,000)        (264,000)
                                                                      ----------       -----------       ----------
Income before cumulative effect of
   change in accounting principle                                      1,134,000        (8,409,000)         408,000
Cumulative effect of change in
   accounting principle for
   continuing subsidiary                                                                    (2,000)
Cumulative effect of change in
   accounting principle for discontinued
   subsidiaries                                                                             (4,000)
                                                                      ----------       -----------       ----------
Net income (loss)                                                     $1,134,000       $(8,415,000)      $  408,000
                                                                      ==========       ===========       ==========

The Notes to Consolidated Financial Statements in Part II are an integral part of this schedule.


*     Information is presented for the parent company only.

** Cash dividends paid to the parent company by consolidated subsidiaries were $1,750,000, $1,968,000 and $3,735,000 in
      1995, 1994 and 1993, respectively.

                             GRAHAM CORPORATION AND SUBSIDIARIES*
                SCHEDULE I -  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                 1995                      1994
ASSETS
Prepaid expenses                                                              $    92,000              $    91,000
Due from subsidiaries                                                             188,000                  150,000
Other current assets                                                                                        18,000
                                                                              -----------              -----------
   Total current assets                                                           280,000                  259,000

Property, plant & equipment, net                                                  275,000                  316,000
Investment in subsidiaries                                                      9,142,000                8,017,000
Other assets                                                                       28,000                   35,000
                                                                              -----------              -----------
                                                                              $ 9,725,000              $ 8,627,000
                                                                              ===========              ===========

                                    CONDENSED BALANCE SHEETS (CONCLUDED)

                                                                                         December 31,
                                                                                    1995                    1994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                                             $   208,000              $   208,000
Accounts payable                                                                  216,000                  152,000
Other current liabilities                                                         219,000                  313,000
                                                                              -----------              -----------
   Total current liabilities                                                      643,000                  673,000

Long-term debt                                                                    675,000                  883,000
                                                                              -----------              -----------
                                                                                1,318,000                1,556,000
                                                                              -----------              -----------
Shareholders' equity:
Preferred stock, $1 par value -
   authorized, 500,000 shares
Common stock, $.10 par value -
   authorized, 6,000,000 shares
   issued and outstanding, 1,053,999 shares
     in 1995 and 1,051,499 shares in 1994                                         106,000                  105,000
Capital in excess of par value                                                  3,219,000                3,197,000
Cumulative foreign currency translation
   adjustment                                                                  (1,891,000)              (1,876,000)
Retained earnings                                                               7,854,000                6,720,000
                                                                              -----------              -----------
                                                                                9,288,000                8,146,000

Less:
Treasury stock                                                                     (6,000)
Employee Stock Ownership Plan Loan Payable                                       (875,000)              (1,075,000)
                                                                              -----------              -----------
   Total shareholders' equity                                                   8,407,000                7,071,000
                                                                              -----------              -----------
                                                                              $ 9,725,000              $ 8,627,000
                                                                              ===========              ===========

The Notes to Consolidated Financial Statements in Part II are an integral part of this Schedule.


*     Information is presented for the parent company only.

                            GRAHAM CORPORATION AND SUBSIDIARIES*

               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                          1995             1994              1993
Net cash provided by operating
   activities                                                         $    3,000        $   19,000       $2,135,000
                                                                      ----------        ----------       ----------
Investing activities:
   Purchase of property, plant and
     equipment                                                                             (13,000)         (10,000)
                                                                      ----------        ----------       ----------
   Net cash (used) by investing activities                                                 (13,000)         (10,000)
                                                                      ----------        ----------       ----------
Financing activities:
   Principal repayments of long-term
     debt                                                                 (8,000)           (6,000)      (2,200,000)
   Issuance of common stock                                               11,000
   Purchase of treasury stock                                             (6,000)
   Capital contributions from minority
     interest                                                                                                75,000
                                                                      ----------        ----------       ----------
   Net cash used by financing activities                                  (3,000)           (6,000)      (2,125,000)
Net increase in cash and equivalents                                           0                 0                0

Cash and equivalents at beginning of
   year                                                                        0                 0                0
                                                                      ----------        ----------       ----------
Cash and equivalents at end of year                                   $        0        $        0       $        0
                                                                      ==========        ==========       ==========


The Notes to Consolidated Financial Statements in Part II are an integral part of this schedule.


*     Information is presented for the parent company only.

                               GRAHAM CORPORATION AND SUBSIDIARIES
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at     Charged to                                         Balance at
                                             beginning      costs and         Charged to                        end of
       Description                           of period      expenses        other accounts  Deductions          period
Year ended December 31, 1995
 Reserves deducted from the asset
  to which they apply:
   Reserve for doubtful accounts           $  119,000      $   42,000                       $   (80,000)       $    81,000
   Reserve for inventory
     obsolescence                             236,000           1,000       $ (3,000) (b)       (12,000)           222,000

 Reserves included in the
  balance sheet caption Accrued
  expenses and other liabilities:
   Reserve for contingencies                1,247,000         101,000                        (1,348,000)

 Reserve for discontinued
  operations                                  883,000         182,000         (9,000) (b)      (345,000) (a)       711,000
                                           ----------      ----------       --------        -----------         ----------
                                           $2,485,000      $  326,000       $(12,000)       $(1,785,000)        $1,014,000
                                           ==========      ==========       ========        ===========         ==========
Year ended December 31, 1994
 Reserves deducted from the asset
  to which they apply:
   Reserve for doubtful accounts           $   80,000      $   51,000       $  2,000  (b)   $   (14,000)        $  119,000
   Reserve for inventory
     obsolescence                              38,000         192,000          6,000  (b)                          236,000

 Reserves included in the
  balance sheet caption Accrued
  expenses and other liabilities:
   Reserve for penalties                      223,000         (61,000)       (62,000) (c)      (100,000)
   Reserve for contingencies                  384,000         946,000                           (83,000)         1,247,000

 Reserve for discontinued
  operations                                   80,000         847,000         16,000  (b)       (60,000) (a)       883,000
                                           ----------      ----------       --------        -----------         ----------
                                           $  805,000      $1,975,000       $(38,000)       $  (257,000)        $2,485,000
                                           ==========      ==========       ========        ===========         ==========

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONCLUDED)

   Description                             Balance at      Charged to                                           Balance at
                                            beginning       costs and       Charged to                            end of
                                            of period       expenses       other accounts    Deductions           period
Year ended December 31, 1993
 Reserves deducted from the asset
  to which they apply:
   Reserve for doubtful accounts           $   57,000      $   26,000                       $    (3,000)        $   80,000
   Reserve for inventory
     obsolescence                                              38,000                                               38,000

 Reserves included in the
  balance sheet caption Accrued
  expenses and other liabilities:
   Reserve for penalties                      145,000         331,000       $ (2,000) (b)      (251,000)           223,000
   Reserve for contingencies                  430,000                                           (46,000)           384,000

 Reserve for discontinued
  operations                                  103,000                                           (23,000) (a)        80,000
                                           ----------      ----------       --------        -----------        -----------
                                           $  735,000      $  395,000       $ (2,000)       $  (323,000)       $   805,000
                                           ==========      ==========       ========        ===========        ===========

Notes:   (a) Represents costs charged against the reserve associated with the discontinued operation.
         (b) Represents foreign currency translation adjustment.
         (c) Represents a reversal of the reserve and a foreign currency translation adjustment.

(a) (3) The following exhibits are required to be filed by Item 14(c) of Form 10-K:

          Exhibit No.

              *3  (i)  Articles of Incorporation of Graham
                       Corporation

               3 (ii)  By-laws of Graham Corporation

              *4  (a)  Certificate of Incorporation of Graham
                       Corporation (included as Exhibit 3.1)

             **4  (b)  Shareholder Rights Plan of Graham Corporation

           ***10 1989 Stock Option and Appreciation Rights Plan of Graham Corporation

              11 Statement regarding computation of per share earnings

              21       Subsidiaries of the registrant

              23       Consent of Experts and Counsel

              27       Financial Data Schedule

(b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

 ___________________________

* Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the year ended December 31, 1989.

** Incorporated herein by reference from the Registrant's Current Report on Form 8-K dated February 26, 1991, as amended by
       Registrant's Amendment No. 1 on Form 8 dated June 8, 1991.

*** Incorporated herein by reference from the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders.

Cross Reference Sheet for Annual Report on Form 10-K for the year ended December 31, 1995, setting forth item numbers and captions of Form 10-K (and related Items of Regulation S-K referred to therein) under which information is incorporated by reference and the pages in the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders where that information appears.

FORM 10-K:  PART No.                Regulation S-K                           Proxy Statement for 1996
Item No. and Caption                Item No. and Caption                     Annual Meeting of Stockholders
                                                                             Caption:                            Page:
Item 10. Directors                 Item 401. Directors and                   Election of Directors                 3-5
and Executive                      Executive Officers
Officers of
Registrant                         Item 405. Directors and                   Disclosure Pursuant to
                                   Executive Officers                        Item 405 of SEC
                                                                             Regulation S-K                        7

Item 11. Executive                 Item 402. Executive                       Compensation of
Compensation                       Compensation                              Executive Officers                   8-11


Item 12. Security                  Item 403(a).  Security                    Principal Stockholders                2
Ownership of Certain               Ownership of Certain
Beneficial Owners                  Beneficial Owners
and Management
                                   Item 403(b). Security                     Principal Stockholders                2
                                   Ownership of Management                   Election of Directors                 3-5
                                                                             Executive Officers                    7

Item 13. Certain                   Item 404(a). Transactions                 Principal Stockholders                2
Relationships and                  with Management and                       Election of Directors                 3-5
Related                            Others
Transactions
                                   Item 404(b). Certain                      Principal Stockholders                2
                                   Business Relations                        Election of Directors                 3-5

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GRAHAM CORPORATION
                                              (Registrant)

DATE:      March 27, 1996                     By s\ J. Ronald Hansen

                                                 J. Ronald Hansen
                                                 Vice President-Finance &
                                                 Administration and Chief
                                                 Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature

                                Chairman and Chief
s\ Frederick D. Berkeley        Executive Officer;
Frederick D. Berkeley           Director                      March 27, 1996

                                Vice President-Finance &
                                Administration and Chief
s\ J. Ronald Hansen             Financial Officer
J. Ronald Hansen                                              March 27, 1996



s\ Philip S. Hill
Philip S. Hill                  Director                      March 27, 1996



s\ Cornelius S. Van Rees
Cornelius S. Van Rees           Director                      March 27, 1996



s\ Jerald D. Bidlack
Jerald D. Bidlack               Director                      March 27, 1996



s\ Robert L. Tarnow
Robert L. Tarnow                Director                      March 27, 1996



s\ A. Cadena
A. Cadena                       Director                      March 27, 1996

_________________________________________________________________
_________________________________________________________________





                               SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C.  20549


                               ___________________________________

                                           EXHIBITS

                                          filed with

                                          FORM 10-K


                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                               of

                               THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                              ___________________________________




                                       GRAHAM CORPORATION





_________________________________________________________________
_________________________________________________________________

                          GRAHAM CORPORATION

                              FORM 10-K

                           DECEMBER 31, 1995



EXHIBIT           DESCRIPTION                        SEQUENTIAL
NUMBER            OF DOCUMENT                        PAGE NUMBER

   3 (ii)         By-laws of Graham Corporation

  11              Statement Regarding Computation
                  of Per-Share Earnings

  21              Subsidiaries of the Registrant

  23              Consent of Deloitte & Touche

  27              Financial Data Schedule