Form 10-Q
period 1996-03-31
GRAHAM CORP
filed 1996-05-14
CIK 716314

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended March 31, 1996

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 1-8462


                       GRAHAM CORPORATION
- ------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     DELAWARE                                                 16-1194720
- ------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

     20 FLORENCE AVENUE, BATAVIA, NEW YORK                         14020
- ------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including Area Code  -  716-343-2216
- ------------------------------------------------------------------------

- ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X       NO

     As of May 14, 1996, there were outstanding 1,056,772 shares of common stock, $.10 par value.

              GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                          MARCH 31, 1996

                 PART I - FINANCIAL INFORMATION





































     Unaudited consolidated financial statements of Graham Corporation (the company) and its subsidiaries as of March 31, 1996 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

     This part also includes management's discussion and analysis of the company's financial condition as of March 31, 1996 and its results of operations for the three month period then ended.

              GRAHAM CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                                 March 31,    December 31,
                                                    1996           1995
Assets
Current Assets:
  Cash and equivalents. . . . . . . . . . . .   $   551,000    $   411,000
  Trade accounts receivable . . . . . . . . .     9,201,000     10,611,000
  Inventories . . . . . . . . . . . . . . . .     6,319,000      6,621,000
  Deferred tax asset. . . . . . . . . . . . .       698,000        698,000
  Prepaid expenses and other
    current assets. . . . . . . . . . . . . .       296,000        589,000
                                                -----------    -----------
                                                 17,065,000     18,930,000
                                                -----------    -----------
Property, plant and equipment, net. . . . . .     8,780,000      8,918,000
                                                -----------    -----------

Deferred tax asset. . . . . . . . . . . . . .     1,600,000      1,600,000
Other assets. . . . . . . . . . . . . . . . .        37,000         32,000
                                                -----------    -----------
                                                $27,482,000    $29,480,000
                                                ===========    ===========

              GRAHAM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (concluded)

                                                 March 31,    December 31,
                                                    1996           1995
Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt due banks . . . . . . . . .   $   341,000    $   206,000
  Current portion of long-term debt . . . . .       519,000        355,000
  Accounts payable. . . . . . . . . . . . . .     2,976,000      4,066,000
  Accrued compensation. . . . . . . . . . . .     3,659,000      4,305,000
  Accrued expenses and other
    liabilities . . . . . . . . . . . . . . .       986,000      1,367,000
  Customer deposits . . . . . . . . . . . . .       532,000        966,000
  Domestic and foreign income taxes
    payable . . . . . . . . . . . . . . . . .       362,000        240,000
  Estimated liabilities of
    discontinued operations . . . . . . . . .       343,000        351,000
                                                -----------    -----------
                                                  9,718,000     11,856,000

Long-term debt. . . . . . . . . . . . . . . .     3,076,000      3,303,000
Deferred compensation . . . . . . . . . . . .     1,026,000      1,017,000
Deferred tax liability. . . . . . . . . . . .       109,000        111,000
Other long-term liabilities . . . . . . . . .       246,000        373,000
Deferred pension liability. . . . . . . . . .     1,335,000      1,252,000
Accrued postretirement benefits . . . . . . .     3,135,000      3,161,000
                                                -----------    -----------
  Total liabilities                              18,645,000     21,073,000
                                                -----------    -----------
Shareholders' equity:
  Preferred Stock, $1 par value -
    Authorized, 500,000 shares
  Common stock, $.10 par value -
     Authorized, 6,000,000 shares
     Issued and outstanding, 1,056,772
      shares in 1996 and 1,053,999 in
      1995. . . . . . . . . . . . . . . . . .       106,000        106,000
  Capital in excess of par value. . . . . . .     3,249,000      3,219,000
  Cumulative foreign currency
    translation adjustment. . . . . . . . . .    (1,905,000)    (1,891,000)
  Retained earnings . . . . . . . . . . . . .     8,218,000      7,854,000
                                                -----------    -----------
                                                  9,668,000      9,288,000
  Less:
      Treasury Stock, 442 shares. . . . . . .        (6,000)        (6,000)
      Employee Stock Ownership Plan
       Loan Payable . . . . . . . . . . . . .      (825,000)      (875,000)
                                                -----------    -----------
  Total shareholders' equity                      8,837,000      8,407,000
                                                -----------    -----------
                                                $27,482,000    $29,480,000
                                                ===========    ===========

                      GRAHAM CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                       THREE MONTHS
                                                      ended March 31,
                                                   1996            1995
                                                   ----            ----
Net Sales . . . . . . . . . . . . . . . . .   $11,671,000      $ 9,305,000
                                              -----------      -----------
Cost and expenses:
  Cost of products sold . . . . . . . . . .     8,424,000        6,805,000
  Selling, general and administrative . . .     2,550,000        2,228,000
  Interest expense. . . . . . . . . . . . .       126,000          167,000
  Litigation provision. . . . . . . . . . .                         78,000
                                              -----------      -----------
                                               11,100,000        9,278,000
                                              -----------      -----------
Income before income taxes. . . . . . . . .       571,000           27,000
Provision for income taxes. . . . . . . . .       207,000            8,000
                                              -----------      -----------
Net income. . . . . . . . . . . . . . . . .       364,000           19,000

Retained earnings at beginning of
  period. . . . . . . . . . . . . . . . . .     7,854,000        6,720,000
                                              -----------      -----------
Retained earnings at end of
  period                                      $ 8,218,000      $ 6,739,000
                                              ===========      ===========
Per Share Data:
Net income. . . . . . . . . . . . . . . . .          $.34             $.02
                                                     ====             ====
Average number of shares
  outstanding . . . . . . . . . . . . . . .     1,060,000        1,052,000
                                                =========        =========

                        GRAHAM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                 Three Months Ended March 31,
                                                        1996         1995
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . $  364,000   $   19,000
                                                    ----------   ----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . .    226,000      241,000
  Gain on sale of property, plant and equipment . .     (4,000)
  (Increase) Decrease in operating assets:
    Accounts receivable . . . . . . . . . . . . . .  1,399,000    2,677,000
    Inventory, net of customer deposits . . . . . .   (146,000)  (1,613,000)
    Prepaid expenses and other current and
      non-current assets. . . . . . . . . . . . . .    281,000      202,000
  Increase (Decrease) in operating liabilities:
    Accounts payable, accrued compensation,
      accrued expenses and other liabilities. . . . (2,019,000)  (1,565,000)
    Litigation reserve. . . . . . . . . . . . . . .                 (86,000)
    Estimated liabilities of discontinued
      operations. . . . . . . . . . . . . . . . . .     (4,000)    (175,000)
    Deferred compensation, deferred pension
      liability, and accrued postretirement
      benefits. . . . . . . . . . . . . . . . . . .   (140,000)    (166,000)
    Domestic and foreign income taxes . . . . . . .    123,000     (216,000)
                                                    ----------   ----------
      Total adjustments . . . . . . . . . . . . . .   (284,000)    (701,000)
                                                    ----------   ----------
 Net cash provided (used) by operating
  activities. . . . . . . . . . . . . . . . . . . .     80,000     (682,000)
                                                    ----------   ----------
Investing activities:
 Purchase of property, plant and
  equipment . . . . . . . . . . . . . . . . . . . .   (109,000)     (46,000)
 Proceeds from sale of property, plant and
  equipment . . . . . . . . . . . . . . . . . . . .     15,000
                                                    ----------   ----------
 Net cash used by investing activities. . . . . . .    (94,000)     (46,000)
                                                    ----------   ----------
Financing activities:
 Increase in short-term debt. . . . . . . . . . . .    138,000       20,000
 Proceeds from issuance of long-term debt . . . . .  2,065,000    1,375,000
 Principal repayments on long-term debt . . . . . . (2,073,000)  (1,043,000)
 Issuance of common stock . . . . . . . . . . . . .     30,000
                                                    ----------   ----------
 Net cash provided by financing activities. . . . .    160,000      352,000
                                                    ----------   ----------
 Effect of exchange rate on cash. . . . . . . . . .     (6,000)       5,000
                                                    ----------   ----------
 Net increase (decrease) in cash and equivalents. .    140,000     (371,000)
 Cash and equivalents at beginning of period. . . .    411,000      454,000
                                                    ----------    ---------
 Cash and equivalents at end of period. . . . . . . $  551,000    $  83,000
                                                    ==========    =========

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996

- ------------------------------------------------------------------------
NOTE 1 - INVENTORIES:
- ------------------------------------------------------------------------

Major classifications of inventories are as follows:

                                                3/31/96       12/31/95
                                                -------       --------
Raw materials and supplies. . . . . . . . . . $ 2,537,000    $ 2,579,000
Work in process . . . . . . . . . . . . . . .   3,508,000      3,286,000
Finished products . . . . . . . . . . . . . .   1,177,000      1,100,000
                                              -----------    -----------
                                                7,222,000      6,965,000
Less - progress payments. . . . . . . . . . .     903,000        344,000
                                              -----------    -----------
                                              $ 6,319,000    $ 6,621,000
                                              ===========    ===========

- ------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
- ------------------------------------------------------------------------

     Earnings per share is computed by dividing net income by the weighted average number of common shares and, when applicable, common equivalent shares outstanding during the period.


- ------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT:
- ------------------------------------------------------------------------

     Actual interest paid was $160,000 and $217,000 for the three months ended March 31, 1996 and 1995, respectively. In addition, actual income taxes paid were $84,000 and $224,000 for the three months ended March 31, 1996 and 1995, respectively.


- ------------------------------------------------------------------------
NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARD:
- ------------------------------------------------------------------------

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

     Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB
25) but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The company has elected to continue to account for employee stock-based transactions under APB 25, however, it has not disclosed pro forma net income and earnings per share as if the company had applied the new method of accounting as these amounts have not yet been determined.

                        GRAHAM CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                          March 31, 1996

Results of Operations
- ---------------------
     Sales increased 25% in the first quarter 1996 compared to 1995. Sales increased 27% and 15% in the United States and United Kingdom operations, respectively. This increase in sales in the United States is reflective of the company's strong backlog entering 1996 and the ability to ship the orders in the first quarter. The increased sales in the U.K. reflects shorter processing time for orders received in the first quarter.

     Cost of products sold was 72% of sales for the first quarter of 1996 compared to 73% for the same period in 1995. The percentages reflect management's conserted effort to maintain overhead costs at a relatively constant level while increasing sales volume and selling prices. Cost of products sold in the United States was 73% of sales compared to 74% in the first quarter of 1995. In the United Kingdom cost of products sold was 60% of sales compared to 64% for the same period in 1995.

     Selling, general and administrative expenses increased 14% from the first quarter of 1995. This increase is due to salary increases granted in 1996 and additional selling expenses incurred due to the rise in sales levels. Selling, general and administrative expenses represented 22% and 24% of sales for the three-month periods ended March 31, 1996 and 1995, respectively.

     Interest expense decreased 25% from $167,000 for the first quarter of 1995 to $126,000 for the current period. This decline resulted solely from lower levels of borrowing on the United States revolving credit facility as working capital needs have been financed primarily by cash flows from operating activities.

     The income tax provision for the first quarter of 1996 was 36% of pretax income as compared to a 30% effective tax rate for the same period in 1995.

Financial Condition
- -------------------
     There were no significant changes in the financial condition of the company during the first quarter of 1996.

     Working capital of $7,347,000 at March 31, 1996 compares to $7,074,000 at December 31, 1995. The working capital increase reflects a decrease in current assets of $1,865,000 related mainly to accounts receivable and a decrease in current liabilities of $2,138,000 which related primarily to accounts payable and accrued compensation. The decrease in accounts receivable was attributable to collections from customers on the significant sales in the fourth quarter of 1995 as well as first quarter sales being substantially lower than 1995 fourth quarter sales. The working capital ratio was 1.76 at March 31, 1996 and 1.60 at December 31, 1995.

     Short-term debt increased from $206,000 at year-end to $341,000 at March 31, 1996 and represents solely borrowings by the United Kingdom operation for working capital requirements. Total long-term debt decreased $63,000 due substantially to the the scheduled paydown on the Employee Stock Ownership Plan Loan
Payable. The long-term debt to equity ratio is 41% compared to 44% at year-end 1995 and the total liabilities to assets ratio is 68% compared to 71% at year-end 1995. These ratios reflect management's success in its efforts to reduce debt.

     Capital expenditures for the three month period were $109,000 compared to $46,000 for the same period in 1995. There were no major commitments for capital expenditures as of March 31, 1996. In 1996, the company expects to spend approximately $750,000 in capital additions primarily for upgrade of computer equipment and machinery.

     Management expects that the cash flow from operations and lines of credit will be sufficient to fund the 1996 cash requirements.


New Orders and Backlog
- ----------------------
     New orders were $11,431,000 compared to $13,167,000 in the first quarter of 1995 and backlog of unfilled orders of $21,588,000 currently compares to $21,837,000 at December 31, 1995. New orders in the United States were $10,114,000 as compared to $12,189,000 in the first quarter 1995. New orders in the United Kingdom were $1,317,000 compared to $978,000 in the first quarter 1995. Backlog at March 31, 1996 in the United States is $20,665,000 compared to $21,136,000 at year-end 1995. Backlog at March 31, 1996 in the United Kingdom is $923,000 compared to $701,000 at year end 1995. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the company's established product lines.

                        GRAHAM CORPORATION

                             FORM 10-Q

                           MARCH 31, 1996

                    PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     a.   See index to exhibits.

     b.   No reports on Form 8-K were filed during the quarter ended
          March 31, 1996.
















                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Graham Corporation








                                      s\J. R. Hansen
                                      ------------------------------
                                      J. R. Hansen
                                      Vice President Finance and
                                       Administration / CFO



Date 05/14/96

                         INDEX TO EXHIBITS


  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

       Not applicable.

  (4) Instruments defining the rights of security holders, including indentures.

       (a)  Equity securities

            The instruments defining the rights of the holders of Registrant's equity securities are as follows:

               Certificate of Incorporation, as amended, of Registrant (filed as Exhibit 3(a) to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.)

               By-laws of registrant, as amended (filed as Exhibit 3(ii) to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995, and is incorporated herein by reference.)

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

       1995 Graham Corporation Incentive Plan to Increase
       Shareholder Value (filed on the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders and incorporated herein by reference.)

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

       None