Form 10-Q
period 1996-06-30
GRAHAM CORP
filed 1996-08-09
CIK 716314

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended   June 30, 1996

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to __________

Commission File Number 1-8462


GRAHAM CORPORATION
- --------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

    DELAWARE                                                    16-1194720
- --------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

    20 FLORENCE AVENUE, BATAVIA, NEW YORK                            14020
- --------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including Area Code  -  716-343-2216
- --------------------------------------------------------------------------

- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO

    As of August 9, 1996, there were outstanding 1,057,472 shares of common stock, $.10 par value.

               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                          JUNE 30, 1996

PART I - FINANCIAL INFORMATION





































    Unaudited consolidated financial statements of Graham Corporation (the company) and its subsidiaries as of June 30, 1996 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

    This part also includes management's discussion and analysis of the company's financial condition as of June 30, 1996 and its results of operations for the three month and six month periods then ended.

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    1996           1995
Assets
Current Assets:
  Cash and equivalents . . . . . . . . . . . .    $ 1,886,000   $   411,000
  Trade accounts receivable. . . . . . . . . .      7,711,000    10,611,000
  Inventories. . . . . . . . . . . . . . . . .      6,138,000     6,621,000
  Deferred tax asset . . . . . . . . . . . . .        698,000       698,000
  Prepaid expenses and other
    current assets . . . . . . . . . . . . . .        418,000       589,000
                                                  -----------   -----------
                                                   16,851,000    18,930,000
                                                  -----------   -----------
Property, plant and equipment, net . . . . . .      8,811,000     8,918,000
                                                  -----------   -----------
Deferred tax asset                                  1,600,000     1,600,000
Other assets                                           27,000        32,000
                                                  -----------   -----------
                                                  $27,289,000   $29,480,000
                                                  ===========   ===========

               GRAHAM CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (concluded)

                                                  June 30,     December 31,
                                                    1996           1995
Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt due banks. . . . . . . . . .    $   438,000   $   206,000
  Current portion of long-term debt. . . . . .        502,000       355,000
  Accounts payable . . . . . . . . . . . . . .      2,605,000     4,066,000
  Accrued compensation . . . . . . . . . . . .      4,106,000     4,305,000
  Accrued expenses and other
   liabilities . . . . . . . . . . . . . . . .      1,029,000     1,367,000
  Customer deposits. . . . . . . . . . . . . .        568,000       966,000
  Domestic and foreign income taxes
   payable . . . . . . . . . . . . . . . . . .        489,000       240,000
  Estimated liabilities of
   discontinued operations . . . . . . . . . .        250,000       351,000
                                                  -----------   -----------
                                                    9,987,000    11,856,000

Long-term debt . . . . . . . . . . . . . . . .      1,951,000     3,303,000
Deferred compensation. . . . . . . . . . . . .      1,034,000     1,017,000
Deferred tax liability . . . . . . . . . . . .        111,000       111,000
Other long-term liabilities. . . . . . . . . .        249,000       373,000
Deferred pension liability . . . . . . . . . .      1,429,000     1,252,000
Accrued postretirement benefits. . . . . . . .      3,146,000     3,161,000
                                                  -----------   -----------
  Total liabilities                                17,907,000    21,073,000
                                                  -----------   -----------

Shareholders' equity:
  Preferred Stock, $1 par value -
   Authorized, 500,000 shares
  Common stock, $.10 par value-
   Authorized, 6,000,000 shares
   Issued and outstanding, 1,057,472
    shares in 1996 and 1,053,999 in
    1995 . . . . . . . . . . . . . . . . . . .       106,000        106,000
  Capital in excess of par value . . . . . . .     3,257,000      3,219,000
  Cumulative foreign currency
   translation adjustment. . . . . . . . . . .    (1,890,000)    (1,891,000)
  Retained earnings. . . . . . . . . . . . . .     8,690,000      7,854,000
                                                 -----------    -----------
                                                  10,163,000      9,288,000
  Less:
   Treasury Stock, 442 shares. . . . . . . . .        (6,000)        (6,000)
   Employee Stock Ownership Plan
    Loan Payable . . . . . . . . . . . . . . .      (775,000)      (875,000)
                                                 -----------    -----------
  Total shareholders' equity                       9,382,000      8,407,000
                                                 -----------    -----------
                                                 $27,289,000    $29,480,000
                                                 ===========    ===========

               GRAHAM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                        THREE MONTHS                  SIX MONTHS
                                       ended June 30,               ended June 30,
                                      1996        1995             1996         1995
                                      ----        ----             ----         ----

Net Sales . . . . . . . . . . . . $13,409,000  $12,007,000     $25,080,000   $21,312,000
                                  -----------  -----------     -----------   -----------
Cost and expenses:
 Cost of products sold. . . . . .   9,572,000    9,341,000      17,996,000    16,146,000
 Selling, general and
  administrative. . . . . . . . .   2,938,000    2,531,000       5,489,000     4,758,000
 Interest expense . . . . . . . .     113,000      160,000         238,000       327,000
 Litigation Provision . . . . . .                  194,000                       272,000
                                  -----------  -----------     -----------   -----------
                                   12,623,000   12,226,000      23,723,000    21,503,000
                                  -----------  -----------     -----------   -----------
Income (Loss) before income
 taxes. . . . . . . . . . . . . .     786,000     (219,000)      1,357,000      (191,000)
Provision (Benefit) for
 income taxes . . . . . . . . . .     314,000      (82,000)        521,000       (73,000)
                                  -----------  -----------     -----------   -----------
Net income (loss) . . . . . . . .     472,000     (137,000)        836,000      (118,000)

Retained earnings at beginning
 of period. . . . . . . . . . . .   8,218,000    6,739,000       7,854,000     6,720,000
                                  -----------  -----------     -----------   -----------
Retained earnings at end of
 period . . . . . . . . . . . . . $ 8,690,000  $ 6,602,000     $ 8,690,000   $ 6,602,000
                                  ===========  ===========     ===========   ===========
Per Share Data:

Net income (loss)                        $.44        ($.13)           $.78         ($.11)
                                         ====        =====            ====         =====
Average number of common and common
 equivalent shares outstanding. .   1,072,000    1,051,000       1,070,000     1,051,000
                                    =========    =========       =========     =========

               GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                         1996          1995
                                                         ----          ----
Operating activities:
 Net income (loss) . . . . . . . . . . . . . . . . . $  836,000    $ (118,000)
                                                     ----------    ----------
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
  Depreciation and amortization. . . . . . . . . . .    453,000       443,000
  (Gain) Loss on sale of property, plant and
   equipment . . . . . . . . . . . . . . . . . . . .     (3,000)        3,000
  (Increase) Decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . .  2,901,000     3,269,000
   Inventory, net of customer deposits . . . . . . .     86,000    (1,640,000)
   Prepaid expenses and other current and
    non-current assets . . . . . . . . . . . . . . .    166,000       118,000
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities . . . . . (1,914,000)     (875,000)
   Litigation reserve. . . . . . . . . . . . . . . .               (1,247,000)
   Estimated liabilities of discontinued operations.   (100,000)    ( 307,000)
   Deferred compensation, deferred pension
    liability, and accrued postemployment benefits .     95,000        48,000
   Domestic and foreign income taxes . . . . . . . .    248,000      (279,000)
   Other long-term liabilities . . . . . . . . . . .   (123,000)
                                                     ----------    ----------
     Total adjustments . . . . . . . . . . . . . . .  1,809,000      (467,000)
                                                     ----------    ----------
Net cash provided (used) by operating activities . .  2,645,000      (585,000)
                                                     ----------    ----------
Investing activities:
 Purchase of property, plant and equipment . . . . .   (237,000)      (81,000)
 Proceeds from sale of property, plant and
  equipment. . . . . . . . . . . . . . . . . . . . .     21,000         1,000
                                                     ----------    ----------
 Net cash used by investing activities . . . . . . .   (216,000)      (80,000)
                                                     ----------    ----------
Financing activities:
 Increase in short-term debt . . . . . . . . . . . .    229,000       280,000
 Proceeds from issuance of long-term debt. . . . . .  2,265,000     3,587,000
 Principal repayments on long-term debt. . . . . . . (3,489,000)   (3,593,000)
 Issuance of common stock. . . . . . . . . . . . . .     38,000
                                                     ----------    ----------
 Net cash provided (used) by financing activities. .   (957,000)      274,000
                                                     ----------    ----------
 Effect of exchange rate on cash . . . . . . . . . .      3,000         5,000
                                                     ----------    ----------
 Net increase (decrease) in cash and equivalents . .  1,475,000      (386,000)

 Cash and equivalents at beginning of period . . . .    411,000       454,000
                                                     ----------    ----------
 Cash and equivalents at end of period . . . . . . . $1,886,000    $   68,000
                                                     ==========    ==========

                GRAHAM CORPORATION AND SUBSIDIARIES

                 NOTES TO FINANCIAL INFORMATION

                          JUNE 30, 1996

- --------------------------------------------------------------------------
NOTE 1 - INVENTORIES
- --------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                                 6/30/96        12/31/95
                                                 -------        --------
Raw materials and supplies . . . . . . . . .  $ 2,411,000     $ 2,579,000
Work in process. . . . . . . . . . . . . . .    3,030,000       3,286,000
Finished products. . . . . . . . . . . . . .    1,165,000       1,100,000
                                              -----------     -----------
                                                6,606,000       6,965,000
Less - progress payments . . . . . . . . . .      468,000         344,000
                                              -----------     -----------
                                              $ 6,138,000     $ 6,621,000
                                              ===========     ===========

- --------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
- --------------------------------------------------------------------------
    Earnings per share is computed by dividing net income by the weighted number of common shares and, when applicable, common equivalent shares outstanding during the period. Net loss per share is based on the weighted average number of shares outstanding during the period.

- --------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
- --------------------------------------------------------------------------
    Actual interest paid was $273,000 and $378,000 for the six months ended June 30, 1996 and 1995, respectively. In addition, actual income taxes paid were $274,000 and $238,000 for the six months ended June 30, 1996 and 1995, respectively.

- --------------------------------------------------------------------------
NOTE 4 - STOCK SPLIT
- --------------------------------------------------------------------------
    On July 25, 1996, the Board of Directors authorized a three-for-two stock split to be distributed on August 23, 1996 to shareholders of record at the close of business on August 9, 1996.
The company will distribute cash in lieu of fractional shares resulting from the stock split. The company's par value of $.10 per share will remain unchanged and as a result approximately
$53,000 will be transferred from capital in excess of par value to common stock. It is estimated that the impact of the stock split on earnings per share for the three and six months ended 1996 will be a reduction of approximately $.15 and $.26, respectively. The estimated impact on loss per share for the three and six months ended 1995 will be a reduction of approximately $.04 and $.03, respectively.

- --------------------------------------------------------------------------
NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARD
- --------------------------------------------------------------------------
    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          June 30, 1996


Results of Operations
- ---------------------
    Sales increased 12% in the second quarter 1996 compared to 1995. Sales for the second quarter increased 13% in the United States and 3% in the United Kingdom compared to 1995. Sales for the six months ended June 30, 1996 increased 18% from the same period last year. Sales increased 19% in the United States and 8% in the United Kingdom from the same period last year. The increase in the United States sales is due to a higher sales volume of the company's smaller product lines and a relatively stable shipment schedule throughout 1996 as compared to the fluctuations in quarterly sales levels in 1995. The increase in the United Kingdom sales is attributable to shorter processing time for orders received and increased sales volume of certain standard products and spare parts.

    Cost of sales as a percent of sales for the second quarter 1996 was 71% compared to 78% a year ago. Cost of sales as a percent of sales for the three month period was 72% for the United States operations compared to 79% last year and 70% for the United Kingdom operations compared to 62% last year. For the six months, cost of sales as a percent of sales was 72% compared to 76% a year ago. In the United States cost of sales as a percent of sales was 72% compared to 77% a year ago, and in the United Kingdom cost of sales as a percent of sales was 65% compared to 63% a year ago. The favorable percentages for the United States reflect the impact of price increases while maintaining material cost levels. The increase in the United Kingdom percentages is attributable to additional overhead expenses which management does not anticipate to be recurring.

    Selling, general and administrative expenses increased 16% from the second quarter of 1995, and represent 22% of sales as compared to 21% in 1995. For the six months ended June 30, 1996, selling, general and administrative expenses are up 15% as compared to the same period in 1995 and were 22% of sales for the six month period in both 1996 and 1995. The increase in selling, general and administrative expenses is primarily attributable to salary increases granted in 1996 and higher selling expenses which are directly related to the increase in sales levels.

    Interest expense for the second quarter is down 29% from the same period in 1995. Interest expense for the six month period in 1996 is down 27% compared to the six month period in 1995. These decreases resulted from lower levels of borrowing on the United States revolving credit facility due to strong cash flow in the first half of the year.

    The effective income tax rate for the second quarter and the six-month period in 1996 remained relatively consistent at 40% and 38%, respectively, compared to 37% and 38% for the second quarter and six-month period of 1995.

    On July 25, 1996, the Board of Directors authorized a three-for-two stock split in order to increase the liquidity of Graham stock, and allow for wider ownership.

Financial Condition
- -------------------
    There were no significant changes in the financial condition of the company for the first half of 1996. Working capital of $6,864,000 at June 30, 1996 compares to $7,074,000 at December 31,
1995. The working capital decrease from year end reflects a decrease in current assets of $2,079,000 and a decrease in current liabilities of $1,869,000. The decrease in current assets related primarily to a significant decrease in accounts receivable due to improved timeliness of collections from customers offset by an increase in cash and equivalents. The decrease in current liabilities reflects the decline in accounts payable which is attributable to timing of material purchases.

    Capital expenditures for the six month period were $237,000 compared to $81,000 for the same period in 1995. There were no major commitments for capital expenditures as of June 30, 1996. Management anticipates spending approximately $750,000 in 1996 for capital additions to upgrade computer equipment and machinery.

    Short-term debt increased $232,000 from year end due to additional borrowings for working capital needs of the United Kingdom operation. Total long-term debt decreased $1,205,000 from year end due to paydowns on the United States revolving credit line. The long-term debt to equity ratio is 26% compared to 44% at year-end 1995 and the total liabilities to assets ratio is 66% compared to 71% at year-end 1995. These ratios are reflective of management's concerted effort to reduce debt.

    Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the 1996 cash requirements.

New Orders and Backlog
- ----------------------
    New orders for the second quarter were $17,260,000 compared to $13,269,000 for the same period last year. New orders in the United States were $15,774,000 compared to $12,321,000 for the same period in 1995. New orders in the United Kingdom were $1,486,000 compared to $948,000 for the same quarter last year. For the first six months new orders were $28,691,000 compared to $26,436,000 in the first half of 1995. New orders in the United States were $25,888,000 for the first half of 1996 compared to $24,510,000 for the same period last year and new orders in the United Kingdom were $2,803,000 compared to $1,926,000 for the first six months of 1995. New orders are at a historically high level and consist of large contracts for the ethylene and plastic related markets and standard and packaged pump equipment.

    Backlog of unfilled orders at June 30, 1996 is $25,455,000 compared to $24,132,000 at this time a year ago and $21,837,000 at year end 1995. Current backlog in the United States of $24,191,000

- ------------------------------

compares to $21,136,000 at year end 1995 and $23,398,000 at June 30, 1995. Current backlog in the United Kingdom of $1,264,000 compares to $701,000 at December 31, 1995 and $734,000 at June 30, 1995. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the company's established product lines.

               GRAHAM CORPORATION AND SUBSIDIARIES
                            FORM 10-Q
                          JUNE 30, 1996
                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         In addition to election of directors and selection of independent accountants, one proposal was submitted to the company's stockholders for a vote at the company's annual meeting of stockholders held on May 9, 1996 (the "annual meeting").

           At the annual meeting, the stockholders approved and ratified the 1995 Graham Corporation Incentive Plan to Increase Shareholder Value (the "Plan"). The purpose of the plan is to increase shareholder value by promoting the growth and profitability of Graham and its subsidiaries, to attract and retain directors, officers and key management employees of outstanding competence, to provide such directors, officers and key management employees with an equity interest in Graham, and to provide certain directors and key management employees of Graham and its subsidiaries, upon whose efforts Graham is largely dependent for the successful conduct of its business, with an incentive to achieve corporate objectives. The Plan authorizes the Compensation Committee of the Board of Directors to grant options for the purchase of up to 128,000 shares of the company's common stock. The Plan is described in the company's Proxy Statement and is set forth in its entirety as Appendix A of the Proxy Statement. The number of affirmative and negative votes cast and abstentions, at the annual meeting with respect to this proposal to approve the Plan were:

                                For:   501,911
                            Against:     4,542
                        Abstentions:     3,798

Item 6.  Exhibits and Reports on Form 8-K

     a.  See index to exhibits.
     b.  No reports on Form 8-K were filed during the quarter ended
         June 30, 1996.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Graham Corporation

                                       s\J. R. Hansen
                                       --------------------------------
                                       J. R. Hansen
                                       Vice President Finance and
                                        Administration / CFO
Date 08/09/96

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

- -------------------------

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