Form 10-K405
period 1996-12-31
GRAHAM CORP
filed 1997-03-28
CIK 716314

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended   December 31, 1996
                                   ----------------------

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 1-8462
                       -------

                               GRAHAM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                   16-1194720
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

 20 FLORENCE AVENUE, BATAVIA, NEW YORK                              14020
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including Area Code  -  716-343-2216
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK (Par Value $.10)                American Stock Exchange
---------------------------------            -----------------------------------
    Title of Class                           Name of each exchange on which
                                               registered

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK PURCHASE RIGHTS
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X   NO
                                      ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997 was $23,417,911.

As of March 20, 1997, there were outstanding 1,587,655 shares of common stock, $.10 par value. As of March 20, 1997, there were outstanding 1,587,655 common stock purchase rights.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Notice of Meeting and Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

An Exhibit Index is located at page 57 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

A cross reference sheet appears as the final page of this filing setting forth item numbers and captions of Form 10-K and the pages of the Registrant's Proxy Statement for 1997 Annual Meeting of Stockholders where the corresponding information appears.

                                     PART I
                                     ------

Item 1.           Business
-------           --------

(a)      General Development of Business
         -------------------------------

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

UNITED STATES OPERATIONS:

                  During 1996 the Registrant's U.S. operations consisted of one independent subsidiary, namely, Graham Manufacturing Co., Inc. (GMC).

Graham Manufacturing Co., Inc. -- Batavia, New York
------------------------------

                  Graham Manufacturing Co., Inc. ("GMC") in Batavia, New York is a well recognized supplier of steam jet ejector vacuum systems, surface condensers for steam turbines, liquid ring vacuum pumps and compressors, and various types of heat exchangers such as Heliflow, plate and frame, and special types of nuclear shell and tube heat exchangers. GMC possesses expertise in combining these various products into packaged systems for sale to its customers in a variety of industrial markets, including oil refining, chemical, petrochemical, power, pulp and paper, and shipbuilding.

                  1996 sales for GMC were $46.7 million, which was marginally over budget for the year.

                  New orders in 1996 were $50 million, up 3.4% from 1995, with a strong fourth quarter contributing to a year end backlog of $24.5 million up 16% from the backlog at December 31, 1995. Significant growth was seen in the condenser business, attributable to vitality in the petrochemical market. These gains were only somewhat offset by lower orders in 1996 for ejectors and plate heat exchangers. The chemical and refinery markets continued to be important, accounting for half of the revenue for 1996. U.S. domestic power industry sales declined and smaller markets such as fertilizer, HVAC and fibers maintained a level consistent with the experience of recent years.

                  Margins were uniformly favorable across all products lines.

                  GMC export sales reached 50% in 1996, a new record. Approximately half of these export sales went to Asia. Most of the growth in GMC's exports since 1995 has been attributable to a significant increase in shipments to South America and Asia. The Company expects exports to remain a significant part of its business in 1997.

                  Employment at GMC as of December 31, 1996 was 307.

UNITED KINGDOM OPERATIONS:

                  During 1996, Graham Corporation owned one manufacturing subsidiary in the United Kingdom, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire. Ownership was through its U.K. holding company, Graham Vacuum & Heat Transfer Limited. Graham Vacuum and Heat Transfer Limited (GVHT) has no employees.

Graham Precision Pumps Limited - Congleton, Cheshire
------------------------------

                  GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

                  Sales for 1996 stood at $6,060,000, a result exceeding by 7% the business plan for the year. This performance represented an improvement over 1995. This reflected an improving order intake through the year resulting in new orders for the year at $6,482,000, 23% above 1995 with 42% to export markets. Sales growth was achieved in the domestic U.K. market with all major product lines.

                  Competitive pricing and delivery remained critical in 1996 to achieving most orders. In manufacturing, GPPL continued to maintain a flexible operation to support its customers' requirements.

                  The sales mix for 1996 resulted in an improved contribution which, together with a tight control of overheads, yielded an improved profit performance over 1995.

                  GPPL has forecasted some continued growth in selective markets which will be offset in part by the continuing uncertainty of the economies of specific countries. The Company will continue its marketing effort to further improve its position and increase its market share, primarily in the U.K. and the U.S. markets.

                  As of December 31, 1996 employment stood at 72.

Capital Expenditures
--------------------

                  The Registrant's capital expenditures for 1996 amounted to $1,291,000. Of this amount, $604,000 was for GMC and $687,000 was for GPPL.

(b)      Financial Information About Industry Segments
         ---------------------------------------------

         (1)      Industry Segments and (2) Information as to Lines of
                  ----------------------------------------------------
                  Business
                  --------

(The information called for under this Item is set forth in statements contained in Notes 1 and 3 to Consolidated Financial Statements, on pages 21-23 and 25 of this Annual Report on Form 10- K).

(c)      Narrative Description of Business
         ---------------------------------

         (1)      Business Done and Intended to be Done
                  -------------------------------------

                     (i)            Principal Products and Markets
                                    ------------------------------

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

                    (ii)            Status of Publicly Announced New Products or
                                    --------------------------------------------
                                    Segments
                                    --------

The Registrant has no plans for new products or for entry into new industry segments that would require the investment of a material amount of the Registrant's assets or that otherwise is material.

                   (iii)            Sources and Availability of Raw Materials
                                    -----------------------------------------

Registrant experienced no serious material shortages in 1996.

                    (iv)            Material Patents, Trademarks
                                    ----------------------------

Registrant holds no material patents, trademarks, licenses, franchises or concessions the loss of which would have a materially adverse effect upon the business of the Registrant.

                     (v)            Seasonal Variations
                                    -------------------

No material part of the Registrant's business is seasonal.

                    (vi)            Working Capital Practices  (Not Applicable)
                                    -------------------------

                   (vii)            Principal Customers
                                    -------------------

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

                  (viii)            Order Backlog
                                    -------------

Backlog of unfilled orders at December 31, 1996 was $25,578,000, compared to $21,837,000 in 1995 and $18,997,000 in 1994.

                    (ix)            Government Contracts  (Not Applicable)
                                    --------------------

                     (x)            Competition
                                    -----------

Registrant's business is highly competitive and a substantial number of companies having greater financial resources are engaged in manufacturing similar products. Registrant is a relatively small factor in the product areas in which it is engaged with the exception of steam jet ejectors. Registrant believes it is one of the leading manufacturers of steam jet ejectors.

                    (xi)            Research Activities
                                    -------------------

During the fiscal years ended December 31, 1994, 1995, and 1996, Registrant spent approximately $298,000, $277,000 and $375,000 respectively, on research activities relating to the development of new products or the improvement of existing products.

                   (xii)            Environmental Matters
                                    ---------------------

Registrant does not anticipate that compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment, will have a material effect upon the capital expenditures, earnings and competitive position of the Registrant and its subsidiaries.

                  (xiii)            Number of Persons Employed
                                    --------------------------

On December 31, 1996, Registrant and its subsidiaries employed 390 persons.

(d)      Financial Information About Foreign and Domestic Operations
         -----------------------------------------------------------
         and Export Sales
         ----------------

(The information called for under this Item is set forth in Note 3 to Consolidated Financial Statements, on page 25 of this Annual Report on Form 10-K.)

Item 2.           Properties
-------           ----------

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

Graham Manufacturing Co., Inc. maintains U.S. sales offices in Clifton, New Jersey, Los Angeles and Houston.

UNITED KINGDOM: Registrant's subsidiary, Graham Precision Pumps Limited, has a 41,000 square-foot manufacturing facility located on 15 acres owned by that company in Congleton, Cheshire, England.

Assets of the Registrant with a book value of $22,898,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of Registrant's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $637,000.

Item 3.           Legal Proceedings
-------           -----------------

The United States Environmental Protection Agency has notified the Company's wholly-owned subsidiary, Graham Manufacturing Co., Inc. ("GMC"), that it is a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. Total remediation expenses for the site are currently estimated at $10.4 million. Based on facts and circumstances currently known to GMC and the Company, GMC's contribution to the site of material deemed hazardous was minor. In 1996, the Company recorded a $260,000 provision for the estimated costs, including legal costs, in connection with this matter based on the currently available information and assuming a reasonable pro-rata allocation. The related liability at December 31, 1996 was $257,000 and is included in the caption "Other Long- Term Liabilities" in the Consolidated Balance Sheet.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  (Not applicable)

Item 4.1.  Executive Officers of the Registrant
---------  ------------------------------------

The following information is given with respect to Registrant's executive officers, as defined by Rule 3b-7 of the Act.

                                                                                                      Total
                                                     1/                Prior                          Years 2/
Name                                 Age       Office                  Office                         Served
----                                 ---       ------                  ------                         ------


Frederick D. Berkeley                68       Chairman,                Chairman and                   46
                                              President,               President of
                                              and Chief                Graham Manu-
                                              Executive                facturing Co.,
                                              Officer                  Inc. ("GMC")

Alvaro Cadena                        53       President &              Executive                      27
                                              Chief                    Vice
                                              Operating                President,
                                              Officer,                 GMC
                                              GMC

                                              Vice President
                                              of Registrant

J. Ronald Hansen                     49       Vice President           Chief Finan-                   4
                                              Finance &                cial Officer
                                              Administration           and Vice
                                              and Chief                President-
                                              Financial                Finance of
                                              Officer                  Al-Tech Specialty
                                                                       Steel Corp.

Joseph P. Gorman                     53       Vice President-                                         27
                                              Sales of GMC

Stephen P. Northrup                  45       Vice President-          Vice Presi-                    23
                                              Engineering of           dent-Operations
                                              GMC

---------------------------

         1 The term of office with Registrant for Mr. Berkeley began on August 1, 1983, the effective date of the reorganization of the Registrant and its predecessor, Graham Manufacturing Co., Inc.. The term of office of each executive officer extends to the first Meeting of Registrant's Board of Directors following the 1994 Annual Meeting of Shareholders or until his successor is chosen and shall have qualified. Mr. Hansen assumed his duties as Vice President-Finance & Chief Financial Officer in June 1993. Prior to his employment at Graham, Mr. Hansen was Chief Financial Officer and Vice President of Al Tech Specialty Steel Corp. Mr. Cadena was elected President of Graham Manufacturing Co., Inc. on March 11, 1991. Prior to his election to that office he served as Executive Vice President of Graham Manufacturing Co., Inc.

         2 Includes the number of years served with the Registrant, Registrant's predecessor company, Graham Manufacturing Co., Inc., and any of the Registrant's subsidiaries.

                                     PART II

Item 5.           Market for Registrant's Common Stock and Related Security
-------           ---------------------------------------------------------
                  Holder Matters
                  --------------

                  (a) The information called for under this Item is set forth under Item 8, "Financial Statements and Supplementary Data", in the Statement of Quarterly Financial Data appearing on page 42 of this Annual Report on Form 10-K.

                  (b) On March 20, 1997, there were approximately 330 holders of the Registrant's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On March 20, 1997, the closing price of the Registrant's common stock on the American Stock Exchange was $14.75 per share.

                  (c) The Registrant has not paid a dividend since January 4, 1993, when it paid a dividend of $.07 per share. Restrictions on dividends are described in Note 7 to the Consolidated Financial Statements, to be found on pages 29 to 30 of this Report.

ITEM 6.  Selected Financial Data

-----------------------------------------------------------------------------------------------------------------------------------

                                                  GRAHAM CORPORATION - TEN YEAR REVIEW

Operations:                                               1996                 1995(1)              1994(1)              1993
-----------------------------------------------------------------------------------------------------------------------------------

Net Sales                                             $51,394,000           $49,480,000          $47,351,000          $45,180,000
Gross Profit                                           15,401,000            12,979,000           12,345,000           11,945,000
Selling, General & Administrative                      11,122,000             9,993,000           10,098,000           10,918,000
Interest Expense                                          355,000               616,000              525,000              537,000
Unusual Items                                                                   276,000            1,502,000             (397,000)
Income (Loss) Before Taxes                              3,924,000             2,094,000              220,000              887,000
Income Taxes                                              863,000               778,000              208,000              215,000
Income (Loss) From Continuing
  Operations                                            3,061,000             1,316,000               12,000              672,000
Income (Loss) From Discontinued
  Operations                                                                                      (2,232,000)            (264,000)
Loss From Disposal of
  Discontinued Operations                                                      (182,000)          (6,189,000)
Cumulative Effect of Changes in
  Accounting Principles                                                                               (6,000)
Net Income (Loss)                                       3,061,000             1,134,000           (8,415,000)             408,000
Dividends

Common Stock:
-----------------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing

  Operations                                                 1.90                   .83                  .01                  .64
Income (Loss) From Discontinued
  Operations                                                                                           (1.41)                (.25)
Loss From Disposal of
  Discontinued Operations                                                          (.11)               (3.93)
Cumulative Effect of Changes in
  Accounting Principles                                                                                 (.01)
Net Income (Loss) Per Share                                  1.90                   .72                (5.34)                 .39
Dividends Per Share
Shareholders' Equity Per Share                               7.47                  5.32                 4.48                14.16
Market Price Per Share                                    9-12.58               6-10.67            6.42-9.92          10.13-16.88
Shares Outstanding (End of Year)                        1,585,492             1,053,557            1,051,499            1,046,137

Financial Data:
-----------------------------------------------------------------------------------------------------------------------------------


New Orders                                             55,041,000            52,319,000           49,527,000           40,156,000
Order Backlog                                          25,578,000            21,837,000           18,997,000           17,070,000
Working Capital                                         8,179,000             7,074,000            6,845,000            7,098,000
Current Ratio                                              1.76:1                1.60:1               1.59:1               1.52:1
Capital Expenditures                                    1,291,000               204,000              412,000              513,000
Depreciation                                              892,000               927,000            1,027,000            1,349,000
Total Assets                                           30,434,000            29,480,000           29,953,000           41,411,000
Long-Term Debt                                          1,442,000             3,303,000            5,161,000            6,102,000
Shareholders' Equity                                   11,855,000             8,407,000            7,071,000           14,816,000
Number of Employees (End of Year)                             390                   397                  408                  615




(1) Per share data has been adjusted to reflect a three-for-two stock split on July 25, 1996.

------------------------------------------------------------------------------------------------------------------------------------

                                                  GRAHAM CORPORATION - TEN YEAR REVIEW

    1992                     1991                  1990                    1989                     1988                  1987
------------------------------------------------------------------------------------------------------------------------------------



$46,542,000              $70,698,000           $68,053,000             $62,340,000              $62,350,000           $54,288,000
  8,864,000               18,967,000            16,749,000              16,664,000               16,769,000            12,965,000
 11,823,000               14,543,000            13,899,000              12,005,000               12,961,000            11,261,000
    572,000                  950,000               959,000               1,074,000                1,485,000             1,366,000
                                                                          (757,000)

 (3,531,000)               3,474,000             1,891,000               4,342,000                2,323,000               338,000
 (1,100,000)                 943,000               690,000                 356,000                  481,000               101,000

  (2,431,000)              2,531,000             1,201,000               3,986,000                1,842,000               237,000

   3,732,000                (645,000)               74,000                 218,000                 (854,000)           (1,272,000)

                          (1,067,000)                                                              (469,000)

     161,000                                                                                        347,000
   1,462,000                 819,000             1,275,000               4,204,000                  866,000            (1,035,000)
     293,000                 289,000               283,000                  97,000


------------------------------------------------------------------------------------------------------------------------------------



       (2.32)                   2.44                  1.18                    4.06                     1.88                   .24

        3.56                    (.62)                  .07                     .22                     (.88)                (1.30)

                               (1.03)                                                                  (.48)

         .16                                                                                            .36
        1.40                     .79                  1.25                    4.28                      .88                 (1.06)
         .28                     .28                   .28                     .10
       13.76                   14.43                 13.94                   13.19                     9.55                  8.91
 12.50-27.75                10.63-23           10.38-34.38                    7-41                5.25-8.38            4.38-10.75

   1,046,137               1,040,737             1,026,987                 980,010                  978,573               978,573


------------------------------------------------------------------------------------------------------------------------------------


  49,893,000              68,426,000            65,217,000              72,144,000               65,075,000            55,583,000
  23,259,000              27,997,000            31,901,000              33,585,000               27,414,000            23,790,000
   9,433,000              12,330,000             9,531,000               8,482,000                5,866,000             6,539,000
      1.65:1                  1.82:1                1.53:1                  1.49:1                   1.32:1                1.35:1

   9,213,000               2,553,000             2,702,000               2,622,000                1,749,000             1,045,000
   1,385,000               1,317,000             1,175,000               1,003,000                  982,000             1,018,000
  45,405,000              42,133,000            41,731,000              37,534,000               35,523,000            37,717,000
   9,491,000               7,560,000             4,708,000               3,620,000                4,749,000             6,466,000
  14,396,000              15,015,000            14,317,000              12,930,000                9,343,000             8,724,000
         636                     683                   720                     634                      670                   863

ITEM 7.        Management's Discussion and Analysis of Financial Condition and
-------        ---------------------------------------------------------------
               Results of Operations.
               ----------------------

        Management's discussion and analysis reviews the Company's financial operating results for each of the three years in the period ended December 31, 1996 and its financial condition at December 31, 1996. The focus of this review is on the underlying business reasons for significant changes and trends affecting sales, net earnings, and financial condition. This review should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements, the Ten- Year Review and all filings with the Securities and Exchange Commission.

         Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

ANALYSIS OF CONSOLIDATED OPERATIONS

        Consolidated sales in 1996 were $51,394,000 as compared to $49,480,000 in 1995 and $47,351,000 in 1994. Graham Manufacturing 1996 sales were about 3% more than 1995 shipments and 11% greater than 1994. Sales for export constituted 50% of the U.S. operations in 1996 as compared to 41% in 1995 and 1994. Surface condenser sales in 1996 were up significantly over 1995. Offsetting the increase in surface condenser sales was a reduction in ejector sales. In 1995 as compared to 1994, ejector sales were up and condenser shipments were down. Graham Precision Pumps sales increased 10% over the prior year, but were down almost 9% from 1994. In 1996 the Company increased its revenue through increased sales of pump packages. In 1995 sales were down 17% below 1994 due to a lack of major project work. Oil exploration work was very active in 1994 which lead to an active offshore pump market.

        Consolidated gross profit margins were 30% in 1996 as compared to 26% for 1995 and 1994. Gross profit margins from U.S. operations for 1996, 1995 and 1994 were 29%, 25% and 24%, respectively. Direct material and labor costs declined in 1996, as a percent of sales, by 4.8% compared to 1995 and 5.5% compared to 1994. The 1996 gross profit percent was improved approximately 1% for workers compensation insurance refunds expensed in prior years. Indirect production costs remained about 24% of sales over the past three years. Precision Pumps gross profit margins increased to 30% in 1996, up

2% over 1995. Gross profit margins in 1994 were 36%. Direct costs decreased in 1996, as a percent of sales, by 2% compared to 1995 and approximately equalled 1994 costs. Indirect production costs, as a percent of sales, for 1996 were about the same as 1995 and were about 7% more than in 1994.

        Selling, general and administrative expenses increased 11% over 1995. In 1995 SG&A expenses dropped 1% compared to 1994. The current year's increase was primarily attributed to incentive wage programs which vary subject to levels of profits. Included in SG&A expenses are Research & Development costs. Expenditures invested for product enhancements and new product development increased 46% in 1996 over 1995. In 1995, expenses were 7% less than the amount spent in 1994. SG&A U.K. expense represents 12%, 11% and 17% of consolidated costs for the respective years 1996, 1995 and 1994.

        Interest expense in 1996 decreased 42% from 1995 as a result of lower bank debt and lower interest borrowing rates. Interest expense in 1995 increased 17% over 1994. Borrowings to finance unusually high fourth quarter 1994 work-in-process inventory and to settle an adverse litigation judgment increased debt through the second quarter of 1995. Bank debt as a percent of equity as of December 31, 1996, 1995 and 1994 was 9%, 45% and 77%, respectively.

        The effective income tax rates for 1996, 1995 and 1994 were 22%, 37% and 95%, respectively. The current year's provision was less than the statutory rates due to fuller utilization of U.K. corporate expenses and a decrease in the valuation allowance required under SFAS 109. It is anticipated that future effective tax rates will approximate statutory rates. The tax rate recognized in 1995 differs from the statutory rate mainly due to a reduction in state deferred tax assets. The unusually high effective rate computed in 1994 resulted from the disallowance of capital losses incurred with the disposal of Graham Manufacturing Ltd.

        Net income for 1996 was $3,061,000 or $1.90 per share, as compared to $1,134,000 ($.72 per share) in 1995 and a loss of $8,415,000 in 1994. The 1994 loss was due to an unfavorable legal judgment, which together with legal costs, equalled $1,502,000, and the divestiture of a subsidiary which resulted in a 1994 charge of $8,421,000.

SHAREHOLDERS' EQUITY

        Substantially due to earnings, shareholders' equity increased 41% in 1996 and 19% in 1995.

        Signaling renewed confidence in its financial prospects in 1996 Graham declared a 3 for 2 stock split to increase liquidity of the stock. Earnings per share data for 1995 and 1994, reported in the accompanying financials have been restated to reflect the stock split.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operations in 1996 was $4,726,000 as compared to 1995 of $1,644,000. Cash generation was improved as a result of greater profits and a level quarterly sales pattern. Capital expenditures increased in 1996 over recent prior years. Expenditures were evenly divided between U.S. and U.K. operations. In addition, cash resources were used to retire U.S. long term debt and invest in short term bonds and commercial paper. In 1995, cash was used to finance higher amounts of inventory and to pay a legal judgment rendered against Graham. Inventories were selectively increased to support customer requests for shorter deliveries in certain "off the shelf" products. The net cash deficit created from operations in 1994 of $906,000 was due to a troubled subsidiary (now disposed of) and increased working capital needed because of significant shipments transacted late in the fourth quarter.

        Working capital available to finance current operations increased 16% compared to 1995. Cash and marketable securities as of December 31, 1996 increased $1,597,000 over 1995. The time taken to collect sales decreased 16%. The prior year's current assets, net of current liabilities increased 3% compared to 1994.

        In 1996, the United States subsidiary entered into a new revolving credit facility agreement which provides a line of credit up to $13,000,000, including letters of credit. The interest rate at which the Company can borrow ranges from prime to prime less 1.5 percent. The agreement allows the Company at anytime to convert borrowings greater than $2,000,000 and up to $9,000,000 into a two year term loan. In 1995, the United Kingdom operation entered into a new credit facility agreement which provides a line of credit of approximately $1,129,000 (pounds sterling exchange rate assumed, $1.71) for working capital, letters of credit and long term borrowing needs.

        At December 31, 1996 the U.S. operation had an unused bank line of credit available of $10,955,000. The U.K. operation had an unused line of credit available of $686,000.

        Management expects that cash flow from operations and lines of credit will provide sufficient resources to fund the 1996 cash requirements. Capital spending in 1997 is expected to be about 15% to 25% greater than 1996 with the majority of the investments being directed toward machinery and computers.

CONTINGENCIES

        Increases in material and labor costs experienced in recent years have been offset by cost cutting measures and selling price increases. Obtaining price increases are largely a factor of supply and demand for Graham's products, whereas inflation factors can originate from influences outside of the Company's direct global competition. Graham will continue to monitor the impact of inflation in order to minimize its effects in future years through sales growth, pricing, product mix strategies, productivity improvements, and cost reductions.

        Management's strategy for managing risks associated with interest rate fluctuations is to hold interest bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long term debt.

        The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on applicable significant sales contracts. Graham uses derivatives for no other reason.

        Decreased contribution margins, suffered as a result of U.S. and U.K. strengthening currencies as compared to other global competitors, is a potential threat. The Company will continue to explore the need for world sourcing of raw materials and, in limited and special circumstances, fabricating overseas.

        The Company's U.S. operations are governed by federal environmental laws, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Air Act, and the Clean Water Act, as well as state counterparts ("Environmental Laws"). Environmental Laws require that certain parties fund remedial actions regardless of fault, legality or original disposal or ownership of the site. The Company is currently participating in an environmental assessment at one site under these laws. Future remediation expenses at this site are subject to a number of uncertainties, including the method and extent of remediation (dependent, in part, on existing laws and technology), the percentage and type of material attributable to the Company, the financial viability of site owners and the other parties, and the availability of state and federal funds. See Notes to Consolidated Financial Statements No. 13 for further information.

NEW ORDERS AND BACKLOG

        Consolidated new orders in 1996 were $55,041,000 compared to $52,319,000 in 1995 and $49,527,000 in 1994. In 1996, Graham Manufacturing's bookings were $50,008,000, up from $48,358,000 in 1995 and $43,991,000 in 1994. New orders for export from the U.S. operation equalled about 46% of the total new orders. This is compared to 50% of the orders received in 1995 and about 46% in 1994. The increase in new orders in 1996 over 1995 was largely realized in surface condensers while ejector orders decreased 10%. In 1995 surface condenser orders dropped 5% as compared to 1994 whereas ejector orders climbed 30%. Orders received in the U.K. operation in 1996 were $5,033,000. This is compared to $3,961,000 in 1995 and $5,536,000 in 1994. New orders in 1996 for United Kingdom customer pump packages accounted for the increase in new orders over 1995. New orders for exports fell, in part, due to the strengthening of the pound sterling relative to other world currencies. Orders in 1995 decreased relative to 1994 due to fewer orders for offshore pumps.

        The consolidated backlog as of December 31, 1996 was $25,578,000, up about 17% over 1995 and about 35% over 1994. The consolidated backlog as of December 31, 1995 was $21,837,000 and $18,997,000 on December 31, 1994. Graham
Manufacturing Co., Inc.'s backlog equalled $24,514,000 for the current period as compared to $21,136,000 and $18,127,000 for 1995 and 1994, respectively. Graham Precision Pumps Limited's backlog was $1,064,000 as of December 31, 1996 and $701,000 in 1995 and $870,000 in 1994. The backlog at December 31, 1996 will be substantially shipped in 1997 and represents orders from traditional markets in Graham's established product lines.

ACCOUNTING CHANGES AND CHANGE IN FISCAL YEAR

        The Company reviewed Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation and decided not to change its historical practice of accounting for stock options in accordance with APB No. 25. See Notes to Consolidated Financial Statements No. 11 for additional information. The essential assumption underlying probability-based models is that the price of the underlying stock behaves in such a way that possible future prices can be modeled by a probability distribution. Such assumptions do not wholly take into account changes in management, company culture, subsidiary structures, changing markets, products, or technology that impact future earnings and share values.

        In 1995, the Company adopted Statement of Financial Accounting Standard No. 107, Disclosure About Fair Value of Financial Instruments. See Notes to Consolidated Financial Statements No. 8 for additional information.

        Graham Corporation's accounting year will be April 1 to March 31, commencing April 1, 1997. The adoption of a natural business year will provide numerous operating advantages to Graham.

FORWARD LOOKING

        The Company enters 1997 with a healthy consolidated backlog, a strong consolidated balance sheet and a low risk longer range growth strategy which concentrates on maximizing opportunities in its core businesses. Many of the industries Graham serves worldwide are in business segments which are strong and actively investing for their futures. Although the outlook could change as a result of unforeseen events, the outlook for 1997 and beyond appears bright, not withstanding periods of economic downturns along the way. It is anticipated that the year ending March 31, 1998 will be a successful one for the Corporation and the third consecutive year of growth in shareholders' value.

ITEM 8.   Financial Statements and Supplementary Data

          (Financial Statements, Notes to Financial Statements, Quarterly Financial Data)

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------



                                                                                      Year Ended December 31,
                                                                           1996                1995                 1994
                                                                           ----                ----                 ----

Net sales.............................................................  $51,394,000        $49,480,000          $47,351,000
                                                                        -----------        -----------          -----------

Costs and expenses:
   Cost of products sold..............................................   35,993,000         36,501,000           35,006,000
   Selling, general and administrative................................   11,122,000          9,993,000           10,098,000
   Interest expense...................................................      355,000            616,000              525,000
   Litigation provision...............................................                         276,000            1,502,000
                                                                        -----------        -----------          -----------
                                                                         47,470,000         47,386,000           47,131,000
                                                                        -----------        -----------          -----------
Income from continuing operations

   before income taxes................................................    3,924,000          2,094,000              220,000
Provision for income taxes............................................      863,000            778,000              208,000
                                                                        -----------        -----------          -----------
Income from continuing operations.....................................    3,061,000          1,316,000               12,000
Loss from discontinued operations.....................................                                           (2,232,000)
Loss from disposal of discontinued
   operations.........................................................                        (182,000)          (6,189,000)
                                                                        -----------        -----------          -----------
Income(loss) before cumulative effect of
   change in accounting principle.....................................    3,061,000          1,134,000           (8,409,000)
Cumulative effect of change in accounting
   principle from continuing operations...............................                                               (2,000)
Cumulative effect of change in accounting
   principle from discontinued operations.............................                                               (4,000)
                                                                        -----------        -----------          -----------
Net income(loss)......................................................  $ 3,061,000        $ 1,134,000          $(8,415,000)
                                                                        ===========        ===========          ===========

PER SHARE DATA:
   Income from continuing operations..................................        $1.90               $.83               $ 0.01
   Loss from discontinued operations
      and disposal of discontinued operations.........................                            (.11)               (5.34)
   Cumulative effect of change in accounting
      principle.......................................................                                                 (.01)
                                                                        -----------        -----------          -----------
Net income(loss)......................................................        $1.90               $.72               $(5.34)
                                                                        ===========        ===========          ===========

Average number of common and common
   equivalent shares outstanding......................................    1,608,000          1,579,000            1,576,000
                                                                        ===========        ===========          ===========









                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------



                                                                                                     December 31,
                                                                                               1996                1995
                                                                                               ----                ----

Assets
Current assets:
   Cash and equivalents.............................................................     $ 1,263,000          $   411,000
   Marketable securities............................................................         745,000
   Trade accounts receivable........................................................       9,235,000           10,611,000
   Inventories......................................................................       6,343,000            6,621,000
   Deferred tax asset...............................................................         820,000              698,000
   Prepaid expenses and other current assets........................................         530,000              589,000
                                                                                         -----------          -----------
                                                                                          18,936,000           18,930,000
                                                                                         -----------          -----------

Property, plant and equipment, net..................................................       9,572,000            8,918,000
                                                                                         -----------          -----------

Deferred tax asset..................................................................       1,852,000            1,600,000
Other assets........................................................................          74,000               32,000
                                                                                         -----------          -----------
                                                                                         $30,434,000          $29,480,000
                                                                                         ===========          ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Short-term debt due banks........................................................                          $   206,000
   Current portion of long-term debt................................................     $   487,000              355,000
   Accounts payable.................................................................       3,923,000            4,066,000
   Accrued compensation.............................................................       4,081,000            4,305,000
   Accrued expenses and other liabilities...........................................       1,091,000            1,367,000
   Customer deposits................................................................         382,000              966,000
   Domestic and foreign income taxes payable........................................         468,000              240,000
   Estimated liabilities of discontinued operations.................................         325,000              351,000
                                                                                         -----------          -----------
                                                                                          10,757,000           11,856,000

Long-term debt......................................................................       1,442,000            3,303,000
Deferred compensation...............................................................       1,067,000            1,017,000
Deferred tax liability..............................................................          33,000              111,000
Other long-term liabilities.........................................................         339,000              373,000
Deferred pension liability..........................................................       1,729,000            1,252,000
Accrued postretirement benefits.....................................................       3,212,000            3,161,000
                                                                                         -----------          -----------
   Total liabilities................................................................      18,579,000           21,073,000
                                                                                         -----------          -----------

Shareholders' equity:
   Preferred stock, $1 par value -
      Authorized, 500,000 shares
   Common stock, $.10 par value -
      Authorized, 6,000,000 shares
      Issued, 1,586,155 shares in 1996 and
           1,053,999 shares in 1995.................................................         159,000              106,000
   Capital in excess of par value...................................................       3,210,000            3,219,000
   Cumulative foreign currency translation adjustment...............................      (1,748,000)          (1,891,000)
   Retained earnings................................................................      10,915,000            7,854,000
                                                                                         -----------          -----------
                                                                                          12,536,000            9,288,000
   Less:

      Treasury Stock................................................................          (6,000)              (6,000)
      Employee Stock Ownership Plan Loan Payable....................................        (675,000)            (875,000)
                                                                                         -----------          -----------

   Total shareholders' equity.......................................................      11,855,000            8,407,000
                                                                                         -----------          -----------
                                                                                         $30,434,000          $29,480,000
                                                                                         ===========          ===========





                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                         Year Ended December 31,
                                                                         1996                 1995                1994
                                                                         ----                 ----                ----

Operating activities:
   Net income (loss)................................................  $ 3,061,000         $ 1,134,000         $(8,415,000)
                                                                      -----------         -----------         -----------
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
      Depreciation and amortization.................................      913,000             946,000           1,047,000
      Gain on sale of property, plant and equipment.................      (43,000)            (24,000)            (94,000)
      Loss on disposal of discontinued operations...................                                            7,097,000
      (Increase) Decrease in operating assets:
         Accounts receivable........................................    1,476,000           1,260,000          (4,973,000)
         Inventories, net of customer deposits......................     (173,000)         (1,395,000)            432,000
         Prepaid expenses and other current and
           non-current assets.......................................        9,000            (140,000)             56,000
      Increase (Decrease) in operating liabilities:
         Accounts payable, accrued compensation,
           accrued expenses and other liabilities...................     (487,000)            565,000           3,319,000
         Litigation reserve.........................................                       (1,247,000)
         Estimated liabilities of discontinued
           operations...............................................      (57,000)            (35,000)            313,000
         Deferred compensation, deferred pension
           liability and accrued postretirement benefits............      294,000             134,000            (344,000)
         Domestic and foreign income taxes..........................      230,000             (17,000)            380,000
         Other long-term liabilities................................      (45,000)           (119,000)            472,000
         Deferred income taxes......................................     (452,000)            582,000            (196,000)
                                                                      -----------         -----------         -----------
           Total adjustments........................................    1,665,000             510,000           7,509,000
                                                                      -----------         -----------         -----------
   Net cash provided (used) by operating actitivies.................    4,726,000           1,644,000            (906,000)
                                                                      -----------         -----------         -----------

Investing activities:
   Purchase of property, plant and equipment........................   (1,291,000)           (204,000)           (412,000)
   Proceeds from sale of property, plant and
      equipment.....................................................       74,000              33,000               8,000
   Purchase of marketable securities................................   (2,177,000)
   Proceeds from maturity of marketable securities..................    1,432,000
   Proceeds from sale of L&A Engineering & Equipment,
      Inc.    ......................................................                                              880,000
                                                                      -----------         -----------         -----------
Net cash provided (used) by investing activities....................   (1,962,000)           (171,000)            476,000
                                                                      -----------         -----------         -----------


Financing activities:
   Increase (Decrease) in short-term debt...........................     (209,000)             14,000            (295,000)
   Proceeds from issuance of long-term debt.........................    2,971,000          11,888,000           2,744,000
   Principal repayments on long-term debt...........................   (4,729,000)        (13,418,000)         (1,671,000)
   Issuance of common stock.........................................       38,000              11,000
   Purchase of treasury stock.......................................                           (6,000)
                                                                      -----------         -----------         -----------
   Net cash provided (used) by financing activities.................   (1,929,000)         (1,511,000)            778,000
                                                                      -----------         -----------         -----------
   Effect of exchange rate on cash..................................       17,000              (5,000)              7,000
                                                                      -----------         -----------         -----------
   Net increase (decrease) in cash and equivalents..................      852,000             (43,000)            355,000

   Cash and equivalents at beginning of year........................      411,000             454,000              99,000
                                                                      -----------         -----------         -----------

   Cash and equivalents at end of year..............................  $ 1,263,000         $   411,000         $   454,000
                                                                      ===========         ===========         ===========






                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

           Consolidated Statements of Changes in Shareholders' Equity

--------------------------------------------------------------------------------

                                                                   Cumulative
                                                                    Foreign
                                                       Capital in   Currency                          Employee Stock
                                       Common Stock     Excess of  Translation   Retained    Treasury Ownership Plan  Shareholders'
                                    Shares   Par Value  Par Value  Adjustment    Earnings     Stock    Loan Payable      Equity
                                    ------   ---------  ---------  ----------    --------     -----    ------------      ------

Balance at December 31, 1993      1,046,137  $105,000  $3,124,000  $(2,273,000) $15,135,000            $(1,275,000)   $14,816,000

Issuance of shares..............      5,362                73,000                                                          73,000
Foreign currency translation
  adjustment....................                                       397,000                                            397,000
Net loss........................                                                 (8,415,000)                           (8,415,000)
Payments on Employee Stock
  Ownership Plan Loan Payable...                                                                           200,000        200,000
                                  ---------  --------  ----------  ------------ -----------            -----------    -----------

Balance at December 31, 1994      1,051,499   105,000   3,197,000   (1,876,000)   6,720,000             (1,075,000)     7,071,000

Issuance of shares..............      2,500     1,000      22,000                                                          23,000
Foreign currency translation
  adjustment....................                                       (15,000)                                           (15,000)
Net income......................                                                  1,134,000                             1,134,000
Acquisition of treasury stock...                                                              (6,000)                      (6,000)
Payments on Employee Stock
  Ownership Plan Loan Payable...                                                                           200,000        200,000
                                  ---------  --------  ----------  -----------  -----------  -------   -----------    -----------

Balance at December 31, 1995      1,053,999   106,000   3,219,000   (1,891,000)   7,854,000   (6,000)     (875,000)     8,407,000

Issuance of shares..............      3,473                38,000                                                          38,000
Stock option tax benefit........                            6,000                                                           6,000
Stock split.....................    528,683    53,000     (53,000)
Foreign currency translation
  adjustment....................                                       143,000                                            143,000
Net income......................                                                  3,061,000                             3,061,000
Payments on Employee Stock
  Ownership Plan Loan Payable...                                                                           200,000        200,000
                                  ---------  --------  ----------  -----------  -----------  -------   -----------    -----------

Balance at December 31, 1996      1,586,155  $159,000  $3,210,000  $(1,748,000) $10,915,000  $(6,000)  $  (675,000)   $11,855,000
                                  =========  ========  ==========  ===========  ===========  =======   ===========    ===========



                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements
Note 1 - The Company and Its Accounting Policies:

--------------------------------------------------------------------------------



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

        Certain amounts in prior periods have been reclassified to conform to the current presentation.

TRANSLATION OF FOREIGN CURRENCIES

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

REVENUE RECOGNITION

        Revenues and all related costs on short-term contracts are accounted for on the completed contract method and included in income upon substantial completion or shipment to the customer.

MARKETABLE SECURITIES

        Marketable securities consist primarily of fixed-income debt securities with maturities of beyond three months and less than twelve months. All marketable securities are classified as held- to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as the Company has the positive intent and ability to hold the securities to maturity. In accordance with SFAS 115, the securities are stated at amortized cost.

INVENTORIES

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

PROPERTY AND DEPRECIATION

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

INCOME TAXES

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded based on the quoted market price of the Company's stock at the end of the period.

PER SHARE DATA

        Earnings per share is computed by dividing net income by the weighted average number of common shares and, when applicable, common equivalent shares outstanding during the period.

STOCK SPLIT

        On July 25, 1996, the Board of Directors authorized a three-for-two stock split distributed on August 23, 1996 to shareholders of record at the close of business on August 9, 1996. The Company distributed cash in lieu of fractional shares resulting from the stock split. The Company's par value of $.10 per share remained unchanged and as a result $53,000 was transferred from capital in excess of par value to common stock. All per share amounts have been restated to reflect the stock split.

CASH FLOW STATEMENT

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Actual interest paid was $384,000 in 1996, $631,000 in 1995, and $500,000 in 1994. In addition, actual income taxes paid were $1,084,000 in 1996, $246,000 in 1995, and $39,000 in 1994.

        During 1996, the Company recorded a liability for new capital lease agreements of $134,000. Bonus amounts payable to officers of Graham Corporation and its U.S. subsidiary were paid in Graham common stock valued at $12,000 and $73,000 in 1995 and 1994, respectively.

--------------------------------------------------------------------------------

Note 2 - Discontinued Operations:

--------------------------------------------------------------------------------


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

        Net sales for GML were $13,639,000 for the nine month operating period in 1994.

        During 1995, the Company incurred a loss of $182,000 for additional expenses related to the disposal of GML. There were no tax attributes associated with this loss. The 1994 loss from GML's discontinued operations is presented net of related tax benefits of $8,000. The 1994 loss from disposal, which includes operating losses of $1,909,000 during the phase-out period, is presented net of related tax benefits of $160,000. The remaining accrued liabilities for this disposal totalled $392,000 at December 31, 1996.

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

--------------------------------------------------------------------------------

Note 3 - Operations by Geographic Area:

--------------------------------------------------------------------------------


        The Company has operations in the United States and the United Kingdom.

        Inter-geographic sales represent intercompany sales made based upon a competitive pricing structure. All intercompany profits in inventory are eliminated in the consolidated accounts and are included in the eliminations caption below. In computing operating profit, corporate and interest expense have been excluded. Included in corporate expense are research and development costs of $375,000, $277,000, and $298,000 in 1996, 1995 and 1994, respectively.

                                                                 1996                 1995                 1994
                                                                 ----                 ----                 ----
Net sales including inter-geographic sales:
United States
   Customers......................................           $46,628,000          $45,358,000          $41,892,000
   Inter-geographic...............................                41,000               24,000               31,000
United Kingdom
   Customers......................................             4,766,000            4,122,000            5,459,000
   Inter-geographic...............................             1,293,000            1,372,000            1,152,000
Inter-geographic sales............................            (1,334,000)          (1,396,000)          (1,183,000)
                                                             -----------          -----------          -----------
Net sales.........................................           $51,394,000          $49,480,000          $47,351,000
                                                             ===========          ===========          ===========

Operating profit:
   United States..................................            $6,234,000          $ 4,106,000          $ 1,950,000
   United Kingdom.................................               500,000              370,000              745,000
   Eliminations...................................               (95,000)              65,000              (70,000)
                                                             -----------          -----------          -----------
Total operating profit............................             6,639,000            4,541,000            2,625,000
Corporate expense.................................            (2,360,000)          (1,831,000)          (1,880,000)
Interest expense..................................              (355,000)            (616,000)            (525,000)
                                                             -----------          -----------          -----------
Income from continuing
   operations before income taxes.................           $ 3,924,000          $ 2,094,000          $   220,000
                                                             ===========          ===========          ===========

Identifiable assets
   United States..................................           $25,882,000          $25,414,000          $25,640,000
   United Kingdom.................................             4,916,000            3,870,000            4,214,000
   Eliminations...................................            (1,028,000)            (391,000)            (284,000)
                                                             -----------          -----------          -----------
                                                              29,770,000           28,893,000           29,570,000
Corporate assets..................................               664,000              587,000              383,000
                                                             -----------          -----------          -----------
Total assets......................................           $30,434,000          $29,480,000          $29,953,000
                                                             ===========          ===========          ===========

The breakdown of total United States export sales by geographic area was:

                                                                 1996                 1995                 1994
                                                                 ----                 ----                 ----

   Australia & New Zealand........................           $   949,000          $   259,000          $   703,000
   Asia...........................................            10,677,000            7,926,000           10,210,000
   Canada.........................................             2,628,000            2,404,000            2,649,000
   Middle East....................................             3,781,000            3,718,000            1,080,000
   South America..................................             3,974,000            1,836,000              716,000
   Mexico.........................................               371,000            1,578,000              555,000
   Western Europe.................................               770,000              568,000              538,000
   Other..........................................               266,000              208,000              627,000
                                                             -----------          -----------          -----------
Total domestic export sales.......................           $23,416,000          $18,497,000          $17,078,000
                                                             ===========          ===========          ===========

--------------------------------------------------------------------------------

Note 4 - Inventories:

--------------------------------------------------------------------------------



Major classifications of inventories are as follows:

                                                                         1996                      1995
                                                                         ----                      ----

Raw materials and supplies....................................       $ 2,411,000               $ 2,579,000

Work in process...............................................         4,538,000                 3,286,000

Finished products.............................................         1,168,000                 1,100,000
                                                                     -----------               -----------

                                                                       8,117,000                 6,965,000

Less - progress payments......................................         1,774,000                   344,000
                                                                     -----------               -----------

                                                                     $ 6,343,000               $ 6,621,000
                                                                     ===========               ===========

--------------------------------------------------------------------------------

Note 5 - Property, Plant and Equipment:

--------------------------------------------------------------------------------



        Major classifications of property, plant and equipment are as follows:

                                                                                    1996                   1995
                                                                                    ----                   ----


Land..............................................................             $   252,000             $   244,000
Leasehold improvements............................................                 177,000                 165,000
Buildings and improvements........................................              10,430,000              10,245,000
Machinery and equipment...........................................              13,982,000              12,748,000
Construction in progress..........................................                  25,000                  10,000
                                                                               -----------             -----------
                                                                                24,866,000              23,412,000
Less - accumulated depreciation and
 amortization.....................................................              15,294,000              14,494,000
                                                                               -----------             -----------
                                                                               $ 9,572,000             $ 8,918,000
                                                                               ===========             ===========

--------------------------------------------------------------------------------

Note 6 - Leases:

--------------------------------------------------------------------------------



        The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $148,000, $184,000 and $180,000 for years 1996, 1995 and 1994, respectively.

        Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                                                   1996                     1995
                                                                                   ----                     ----

Machinery and equipment...........................................              $1,644,000              $  779,000
Less accumulated amortization.....................................                 605,000                 494,000
                                                                                ----------              ----------
                                                                                $1,039,000              $  285,000
                                                                                ==========              ==========

        Amortization of property, plant and equipment under capital lease amounted to $59,000, $98,000 and $72,000 for years 1996, 1995 and 1994, respectively, and is included in depreciation expense.

        As of December 31, 1996, future minimum payments required under non-cancelable leases are:

                                                                               Operating                   Capital
                                                                                Leases                     Leases
                                                                                ------                     ------

1997..............................................................              $  144,000              $  229,000
1998..............................................................                 104,000                 226,000
1999..............................................................                  79,000                 210,000
2000..............................................................                  54,000                 196,000
2001..............................................................                  23,000                 121,000
Thereafter........................................................                  13,000
                                                                                ----------              ----------
Total minimum lease payments......................................              $  417,000              $  982,000
                                                                                ==========
Less - amount representing
 interest.........................................................                                         140,000
                                                                                                        ----------
Present value of net minimum
 lease payments...................................................                                      $  842,000
                                                                                                        ==========

--------------------------------------------------------------------------------

Note 7 - Debt:

--------------------------------------------------------------------------------



Short-Term Debt Due Banks
-------------------------

        The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                                                        December 31,
                                                                                 1996                   1995
                                                                                 ----                   ----

Borrowings of United Kingdom
   Subsidiary under line of credit
     at bank's rate plus 1 1/2% in
     1996 and 1995                                                              $                       $  206,000
                                                                                ==========              ==========

        The United Kingdom subsidiary has a revolving credit facility agreement which provides a line of credit of 660,000 pounds sterling ($1,129,000 at the December 31, 1996 exchange rate) including letters of credit and long-term borrowings. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 6% and 6 1/2% at December 31, 1996 and 1995, respectively. The United Kingdom operations had available unused lines of credit of $686,000 at December 31, 1996. The weighted average interest rate on short-term borrowings at December 31, 1996 and 1995 was 0% and 8%, respectively.

Long-term Debt
--------------

        The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                                                        December 31,
                                                                                   1996                    1995
                                                                                   ----                    ----

Employee Stock Ownership Plan
   Loan Payable...................................................              $  675,000              $  875,000
United Kingdom term loan due in 2000..............................                 412,000                 387,000
United States revolving credit
   facility.......................................................                                       2,282,000
Capital lease obligations (Note 6)................................                 842,000                 114,000
                                                                                ----------              ----------
                                                                                 1,929,000               3,658,000
Less: current amounts, including amounts
   for capital leases of $192,000 in 1996
   and $36,000 in 1995............................................                 487,000                 355,000
                                                                                ----------              ----------
                                                                                $1,442,000              $3,303,000
                                                                                ==========              ==========

        In October 1996, the United States subsidiary entered into a new revolving credit facility agreement which provides a line of credit of up to $13,000,000, including letters of credit, through October 31, 1999. The agreement allows the Company to borrow at prime minus a variable percentage based upon certain financial ratios. At December 31, 1996 the Company was able to borrow at a rate of prime minus 75 basis points. Prior to the commencement of the new agreement, the Company was borrowing at prime plus 1% in 1996 and prime plus 1/2% in 1995.

        The agreement allows the Company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. This conversion feature is available through October 1999, at which time the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The Company had $0 and $2,282,000 outstanding on its revolving credit facility, excluding letters of credit, at December 31, 1996 and 1995, respectively. As the Company has the intent and ability to maintain this balance on a long-term basis, the borrowings have been classified as long-term debt. The bank's prime rate was 8.25% and 8.5% at December 31, 1996 and 1995, respectively. The United States subsidiary had available unused lines of credit of $10,955,000 at year end.

        The Employee Stock Ownership Plan Loan Payable requires quarterly payments of $50,000 through 2000. (See Note 10 for a description of the Plan.)

        In 1995, the United Kingdom subsidiary entered into a term loan at a fixed rate of 9%. This term loan is due in 2000 and is repayable in equal monthly installments.

        Long-term debt requirements over the next five years, excluding capital leases, are: 1997 - $295,000, 1998 - $303,000, 1999 - $313,000, 2000 - $177,000
and 2001 - $0.

        The Company is required to pay commitment fees of 1/4% on the unused portion of the domestic revolving credit facility. No other financing arrangements require compensating balances or commitment fees. Assets with a book value of $22,898,000 have been pledged to secure certain domestic long-term borrowings.

        The United Kingdom short-term and long-term borrowings are secured by assets of the United Kingdom subsidiary which have a book value of $637,000.

        Several of the loan agreements contain provisions pertaining to the maintenance of minimum working capital balances, tangible net worth, capital expenditures and financial ratios as well as restrictions on the payment of cash dividends to the parent company and shareholders and incurrence of additional long-term debt. The most restrictive dividend provision limits the payment of dividends to shareholders to the greater of $400,000 or 25% of consolidated net income. In addition, the United States subsidiary cannot make any loans or advances exceeding $500,000 to any affiliates without prior consent of the bank. The United States subsidiary may pay dividends to the parent company as long as the subsidiary remains in compliance with all financial covenants after payment of the dividends. Under the agreement, restricted net assets of the subsidiary may not be reduced below $5,000,000 at December 31, 1996.

--------------------------------------------------------------------------------

Note 8 -         Financial Instruments and Derivative Financial
                 Instruments:

--------------------------------------------------------------------------------


Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At December 31, 1996 and 1995, the Company had no significant concentrations of credit risk.

Letters of Credit:

        The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At December 31, 1996 and 1995, the Company was contingently liable on outstanding standby letters of credit aggregating $2,076,000 and $2,127,000, respectively.

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

        There were no foreign exchange forward contracts held by the Company at December 31, 1996. The table below summarizes the notional amounts of the foreign exchange forward contracts held by the Company at December 31, 1995. The amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

        December 31,                                                       1995
                                                                           ----

        Canadian dollars                                                   $391,000
                                                                           --------
                                                                           $391,000

        Fair Value                                                         $398,000

        The Company entered into these foreign exchange forward contracts to hedge a sales commitment denominated in the currency of the sales contract. The term of the derivatives is less than one year.

        At December 31, 1996 and 1995, the Company had deferred unrealized gains and (losses) of $0 and $(7,000), respectively, which are recognized in income as part of the hedged transaction. These amounts represent the gain or loss that would have been recognized had these contracts been liquidated at market value in their respective years. The fair values of the foreign exchange forward contracts are estimated based on dealer quotes.

Fair Value of Financial Instruments:

        The differences between the carrying amounts and estimated fair values of the Company's marketable securities and short- and long-term debt are insignificant.

        The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

        MARKETABLE SECURITIES - The fair value of investments in marketable securities is based on quoted market prices.

        SHORT-TERM DEBT DUE BANKS - The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

        LONG-TERM DEBT - The carrying value of long-term debt excludes $842,000 and $114,000 of obligations under capital leases at December 31, 1996 and 1995, respectively. The carrying values of credit facilities with variable rates of interest approximates fair values. The fair value of fixed rate debt was estimated by discounting cash flows using rates currently available for debt of similar terms and remaining maturities.

--------------------------------------------------------------------------------

Note 9 - Income Taxes:

--------------------------------------------------------------------------------



        An analysis of the components of pre-tax income from continuing operations is presented below:

                                                                1996                1995                  1994
                                                                ----                ----                  ----

United States........................................        $ 3,746,000         $ 1,890,000          $    59,000
United Kingdom.......................................            178,000             204,000              161,000
                                                             -----------         -----------          -----------
                                                             $ 3,924,000         $ 2,094,000          $   220,000
                                                             ===========         ===========          ===========

The provision for income taxes on
continuing operations consists of:

Current -
   Federal...........................................        $ 1,279,000         $    97,000          $   208,000
   State.............................................             77,000              16,000               56,000
   United Kingdom....................................            (41,000)             84,000
                                                             -----------         -----------          -----------
                                                               1,315,000             197,000              264,000
                                                             -----------         -----------          -----------
Deferred -
   Federal...........................................            (25,000)            489,000             (161,000)
   State.............................................             64,000             236,000              (22,000)
   United Kingdom....................................           (210,000)             (1,000)             228,000
   Change in valuation allowance.....................           (281,000)           (143,000)            (101,000)
                                                             -----------         -----------          -----------
                                                                (452,000)            581,000              (56,000)
                                                             -----------         -----------          -----------
   Total provision for income taxes                          $   863,000         $   778,000          $   208,000
                                                             ===========         ===========          ===========


        The reconciliation of the provision calculated using the United States Federal tax rate with the provision for income taxes presented in the financial statements, excluding discontinued operations, is as follows:

                                                                 1996                1995                  1994
                                                                 ----                ----                  ----
Provision for income taxes at
   Federal rate......................................        $ 1,334,000         $   712,000          $    75,000
Recognition of tax benefit of prior
   year losses.......................................           (102,000)
Difference between foreign and U.S.
   tax rates.........................................             (9,000)             (2,000)              (2,000)
State taxes..........................................            114,000             247,000               15,000
Charges not deductible for
   income tax purposes...............................             59,000              61,000              131,000
Recognition of tax benefit generated
   by foreign sales corporation......................            (70,000)            (67,000)             (46,000)
Tax credits..........................................             (8,000)            (18,000)
Net operating losses for which no
   tax benefit was provided..........................                                                      92,000
Adjustments to prior years'
   tax liabilities...................................           (169,000)
Change in valuation allowance........................           (281,000)           (143,000)            (101,000)
Other................................................             (5,000)            (12,000)              44,000
                                                             -----------         -----------          -----------

Provision for income taxes                                   $   863,000         $   778,000          $   208,000
                                                             ===========         ===========          ===========

        The deferred income tax asset (liability) recorded in the Consolidated Balance Sheet results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset (liability) follows:

                                                            1996                                1995
                                                            ----                                ----
                                                    United          United             United            United
                                                    States          Kingdom            States            Kingdom
                                                    ------          -------            ------            -------

Depreciation...............................      $ (428,000)      $ (127,000)       $ (435,000)         $(118,000)
Deferred compensation......................         446,000                            425,000
Deferred pension
   liability...............................         454,000           94,000           379,000
Accrued postretirement
   benefits................................       1,299,000                          1,281,000
Compensated absences.......................         527,000                            519,000
Inventories................................         117,000                             85,000
Warranty liability.........................          78,000                             98,000
State and foreign loss
   carryforwards...........................                          662,000            46,000            573,000
New York State
   investment tax credit...................         154,000                            195,000
Alternative minimum tax
   credit..................................                                            120,000
Contingent liabilities.....................         100,000
Other......................................          71,000            9,000           144,000            (84,000)
                                                 ----------       ----------        ----------        -----------
                                                  2,818,000          638,000         2,857,000            371,000
Less: Valuation
   allowance...............................         200,000          617,000           559,000            482,000
                                                 ----------       ----------        ----------        -----------
Deferred tax
   asset (liability)                             $2,618,000       $   21,000        $2,298,000        $  (111,000)
                                                 ==========       ==========        ==========        ===========


        Deferred income taxes include the impact of foreign net operating loss carryforwards which may be carried forward indefinitely and investment tax credits which expire from 2000 to 2004. In accordance with the provisions of SFAS 109, a valuation allowance of $817,000 at December 31, 1996 is deemed adequate to reserve for these and other items which are not considered probable of realization.

        The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At December 31, 1996, such undistributed earnings totaled $1,301,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

--------------------------------------------------------------------------------

Note 10 - Employee Benefit Plans:

--------------------------------------------------------------------------------



Retirement Plans
----------------

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

        The components of pension cost are:

                                                1996                      1995                       1994
                                                ----                      ----                       ----
                                       U. S. PLAN   U. K. PLAN   U. S. PLAN   U. K. PLAN   U. S. PLAN    U. K. PLAN
                                       ----------   ----------   ----------   ----------   ----------    ----------

Service cost-benefits earned
   during the period................  $  307,000   $  104,000   $  261,000   $  175,000   $  350,000    $  524,000
Interest cost on projected
   benefit obligation...............     459,000      315,000      475,000      295,000      505,000       453,000
Actual return on assets.............    (477,000)     146,000   (1,600,000)    (501,000)     (38,000)     (345,000)
Net amortization and deferral.......    (135,000)    (474,000)   1,168,000)     109,000     (338,000)     (196,000)
                                      ----------   ----------   ----------  -----------  -----------    ----------
Net pension cost....................  $  154,000   $   91,000   $  304,000   $   78,000   $  479,000    $  436,000
                                      ==========   ==========   ==========   ==========   ==========    ==========


   The service cost for 1996, 1995 and 1994 is net of employee contributions to the United Kingdom plan of $93,000, $49,000 and $22,000, respectively.

        The actuarial assumptions are:

Discount rate used to determine
   projected benefit obligation........       7%           9%           7%           9%       8 3/4%         9 1/2%
Rate of increase in compensation
   levels..............................       3%       5 1/2%           3%       5 1/2%           4%         5 1/2%
Expected rate of return on plan
   assets..............................       8%          10%           8%          10%           8%            10%


        The funded status of the pension plans is presented below:

                                                                    1996                          1995
                                                                    ----                          ----
                                                          U. S. PLAN     U. K. PLAN     U. S. PLAN      U. K. PLAN
                                                          ----------     ----------     ----------      ----------

Vested benefit obligation......................          $ 4,776,000     $1,019,000    $ 4,262,000      $  831,000
                                                         ===========     ==========    ===========      ==========
Accumulated benefit obligation.................          $ 5,196,000     $1,031,000    $ 4,636,000      $  831,000
                                                         ===========     ==========    ===========      ==========
Plan assets at fair value......................          $ 7,499,000     $3,933,000    $ 6,258,000      $3,709,000
Projected benefit obligation for
   services rendered to date...................            7,275,000      3,389,000      7,539,000       3,461,000
                                                         -----------     ----------    -----------      ----------
Projected benefit obligation less than
   or (in excess of) plan assets...............              224,000        544,000     (1,281,000)        248,000
Unrecognized net loss from past
   experience different from that assumed
   and effect of changes in assumptions........           (1,290,000)    (1,057,000)      (528,000)       (752,000)
Unrecognized prior service cost................               (3,000)       265,000         (3,000)        265,000
Unrecognized net asset at
   transition..................................             (335,000)       (38,000)      (379,000)        (38,000)
                                                         -----------     ----------    -----------      ----------
Pension liability..............................          $(1,404,000)    $ (286,000)   $(2,191,000)     $ (277,000)
                                                         ===========     ==========    ===========      ==========



        The current portion of the pension liability as of December 31, 1995 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets. As of December 31, 1996, the entire liability was long-term.

        Assets of the United States plan consist primarily of equity securities at December 31, 1996 and 1995. At December 31, 1995, the plan assets included 70,425 shares of the Company's common stock. Assets of the United Kingdom plan consist of an investment contract with an insurance company which is primarily invested in equity securities. The vested benefit obligation of the United Kingdom plan is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation or retirement. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years for the domestic plan and 13 years for the United Kingdom plan.

        In 1996, the Company adopted a Supplemental Executive Retirement Plan for certain key executives. This unfunded plan provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 1996 related to this plan was $39,000. At December 31, 1996, the related liability was $39,000 and is included in the caption "Deferred Pension Liability" in the Consolidated Balance Sheet.

        The Company has a defined contribution plan covering substantially all domestic employees. Company contributions to this plan are based on the profitability of the Company and amounted to $651,000, $320,000 and $0 in 1996, 1995 and 1994, respectively. The Company also maintains a supplemental defined contribution plan which covers selected employees in the United Kingdom. The expense associated with this plan was $0, $4,000 and $13,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The deferred compensation liability under this plan was $1,104,000 and $1,089,000 at December 31, 1996 and 1995, respectively.

Employee Stock Ownership Plan
-----------------------------

        The Company has a noncontributory Employee Stock Ownership Plan (ESOP) that covers substantially all employees in the United States. The Company borrowed $2,000,000 under loan and pledge agreements. The proceeds of the loans were used to purchase 87,454 shares of the Company's common stock. The purchased shares are pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. It is anticipated that funds for servicing the debt payments will essentially be provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock which it owns. During 1996, 1995, and 1994 the Company recognized expense associated with the ESOP using the shares allocated method. This method recognizes interest expense as incurred on all outstanding debt of the ESOP and compensation expense related to principal reductions based on shares allocated for the period. Dividends received on unallocated shares that are used to service the ESOP debt reduce the amount of expense recognized each period. The compensation expense associated with the ESOP was $200,000 for each of the years ended December 31, 1996, 1995 and 1994. The ESOP received no dividends on unallocated shares in 1996, 1995 and 1994. Interest expense in the amount of $72,000, $97,000, and $96,000 was incurred in 1996, 1995 and 1994, respectively. Dividends paid on allocated shares accumulate for the benefit of the employees.

Other Postretirement Benefits
-----------------------------

        In addition to providing pension benefits, the Company has a United States plan which provides health care benefits for eligible retirees and eligible survivors of retirees. The Company recognizes the cost of these benefits on the accrual basis as employees render service to earn the benefits. Early retirees who are eligible to receive benefits under the plan are required to share in twenty percent of the medical premium cost. In addition, the Company's share of the premium costs has been capped.

        The components of postretirement benefit cost are:

                                                                                1996         1995         1994
                                                                                ----         ----         ----

Service cost - benefits earned during the period...........................   $ 62,000     $ 45,000       $ 56,000
Interest cost on accumulated benefit obligation............................    173,000      156,000        165,000
Net amortization...........................................................    (79,000)     (87,000)       (87,000)
                                                                              --------     --------       --------

Net postretirement benefit cost............................................   $156,000     $114,000       $134,000
                                                                              ========     ========       ========

        The assumptions used to develop the accrued postretirement benefit obligation were:

                                                                                  1996           1995        1994
                                                                                  ----           ----        ----

Discount rate..............................................................          7%              7%      8 3/4%
Medical care cost trend rate...............................................          9%          9 1/2%         10%

        The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2004 and subsequent years. This was accomplished using 1/2% decrements for the years 1997 through 2004.

        The table of actuarially computed benefit obligations is presented below:

                                                                                     1996                  1995
                                                                                     ----                  ----
Accumulated postretirement benefit obligation:
   Retirees................................................................      $   958,000            $1,064,000
   Fully eligible active plan participants.................................          532,000               486,000
   Other active plan participants..........................................        1,151,000               988,000
                                                                                  ----------            ----------
Unfunded accumulated postretirement
   benefit obligation......................................................        2,641,000             2,538,000
Unrecognized net loss from past
   experience different from that assumed
   and effects of changes in assumptions...................................         (374,000)             (403,000)
Unrecognized prior service cost............................................        1,064,000             1,151,000
                                                                                  ----------            ----------

Accrued postretirement benefit obligation..................................       $3,331,000            $3,286,000
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

Postemployment Benefits
-----------------------

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

--------------------------------------------------------------------------------

Note 11 - Stock Compensation Plans:

--------------------------------------------------------------------------------



        The 1995 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 192,000 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

        The 1989 Stock Option and Appreciation Rights Plan provides for the issuance of up to 188,700 shares of common stock in connection with grants of non-qualified stock options and tandem stock appreciation rights to officers, key employees and certain outside directors. The options may be granted at prices not less than the fair market value at the date of grant, and expire no later than ten years after the date of grant.

        In 1996 the Company adopted a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are payable in cash or stock upon retirement. In 1996, $40,000 was charged to pre-tax income for the cost of performance units earned under this Plan.

        The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the optional methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                 1996                      1995
                                                                                 ----                      ----

        Net income                        - As reported                    $3,061,000                $1,134,000
                                          - Pro forma                      $3,003,000                $1,020,000

        Earnings per share                - As reported                         $1.90                      $.72
                                          - Pro forma                           $1.87                      $.64

        The weighted average fair value of the options granted during 1996 and 1995 is estimated as $4.62, and $3.59, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:

                                                                 1996               1995
                                                                 ----               ----

        Expected life                                         5 years            5 years
        Volatility                                             34.74%             44.28%
        Risk-free interest rate                                 6.35%              6.21%
        Dividend yield                                             0%                 0%

        Information on options and rights under the Company's plans is as follows:

                                                                                                         Weighted
                                                                  Option                Shares            Average
                                                                   price                 under           Exercise
                                                                   range                option             Price
                                                                   -----                ------             -----

Outstanding at December 31, 1993............................  $5.00-13.17                142,650
Granted.....................................................  $8.00                        6,900
Cancelled...................................................  $13.17                      (3,000)
                                                                                         -------

Outstanding at December 31, 1994............................  $5.00-13.17                146,550            11.49

Exercised...................................................  $5.00                       (2,250)            5.00
Granted.....................................................  $6.58-8.00                  50,550             7.59
Cancelled...................................................  $7.67-13.17                 (7,200)           12.25
                                                                                         -------

Outstanding at December 31, 1995............................  $6.58-13.17                187,650            10.49

Exercised...................................................  $6.58-8.00                  (5,210)            7.28
Granted.....................................................  $10.42-11.33                21,600            11.07
Cancelled...................................................  $7.67-13.17                (14,700)           12.72
                                                                                         -------

Outstanding at December 31, 1996............................  $6.58-13.17                189,340            10.47
                                                                                         =======

        At December 31, 1996, the options outstanding had a weighted average remaining contractual life of 5.97 years. There were 171,340 options exercisable at December 31, 1996 which had a weighted average exercise price of $10.60. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire December 1999 to October 2006. The number of options available for future grants were 178,050 at December 31, 1996 and 184,950 at December 31, 1995.

--------------------------------------------------------------------------------

Note 12 - Shareholder Rights Plan:

--------------------------------------------------------------------------------



        On February 23, 1990 the Company adopted a Shareholder Rights Plan. Under the Plan, as of March 7, 1990, one share Purchase Right ("Right") is attached to each outstanding share of Common Stock. When and if the Rights become exercisable, each Right would entitle the holder of a share of Common Stock to purchase from the Company an additional share of Common Stock for $46.67 per share, subject to adjustment. The Rights become exercisable upon certain events: (i) if a person or group of persons acquires 20% or more of the Company's outstanding Common Stock; or (ii) if a person or group commences a tender offer for 30% or more of the Company's outstanding Common Stock.

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

--------------------------------------------------------------------------------

Note 13 - Contingencies:

--------------------------------------------------------------------------------



        The United States Environmental Protection Agency has notified the Company's wholly-owned subsidiary, Graham Manufacturing Co., Inc. ("GMC"), that it is a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. Total remediation expenses for the site are currently estimated at $10.4 million. Based on facts and circumstances currently known to GMC and the Company, GMC's contribution to the site of material deemed hazardous was minor. In 1996, the Company recorded a $260,000 provision for the estimated costs, including legal costs, in connection with this matter based on the currently available information and assuming a reasonable pro-rata allocation. The related liability at December 31, 1996 was $257,000 and is included in the caption "Other Long- Term Liabilities" in the Consolidated Balance Sheet.

        Following an adverse jury verdict relating to a lawsuit filed against GMC in 1992, the Company charged $1,502,000 to pre-tax income in 1994 for the judgment amount and related defense costs. Following trial in 1995, the Company reached a settlement with the plaintiff and an additional $276,000 was expensed.

--------------------------------------------------------------------------------

Quarterly Financial Data:

--------------------------------------------------------------------------------



        A capsule summary of the Company's unaudited quarterly sales and earnings per share data for 1996 and 1995 is presented below:

                                              First         Second          Third         Fourth          Total
1996(1)                                      Quarter        Quarter        Quarter        Quarter         Year
                                             -------        -------        -------        -------         ----

Net sales...............................  $11,671,000    $13,409,000    $12,705,000    $13,609,000    $51,394,000
Gross Profit............................    3,247,000      3,837,000      3,845,000      4,472,000     15,401,000
Net income..............................      364,000        472,000        557,000      1,668,000      3,061,000
Per share:
   Net income...........................          .23            .29            .35           1.03           1.90
                                          ===========    ===========    ===========    ===========    ===========
Market price range......................   9.42-12.17     9.17-12.25     9.25-12.58        9-11.38        9-12.58





                                              First         Second          Third         Fourth          Total
1995(1)                                      Quarter        Quarter        Quarter        Quarter         Year
                                             -------        -------        -------        -------         ----

Net sales...............................  $ 9,305,000    $12,007,000    $10,651,000    $17,517,000    $49,480,000
Gross Profit............................    2,500,000      2,666,000      3,068,000      4,745,000     12,979,000
Income from continuing operations.......       19,000       (137,000)       254,000      1,180,000      1,316,000
Loss from discontinued operations.......                                                  (182,000)      (182,000)
Net income (loss).......................       19,000       (137,000)       254,000        998,000      1,134,000
Per share:
   Income from continuing
     operations.........................          .01           (.09)           .16            .75            .83
   Loss from discontinued
     operations.........................                                                      (.11)          (.11)
   Net income (loss)....................          .01           (.09)           .16            .64            .72
                                          ===========    ===========    ===========    ===========    ===========
Market price range......................   9.25-11.38        9-11.88    10.13-13.88       11.50-16           9-16



Quarterly Financial Data Notes:

(1) Per share data has been adjusted to reflect a three-for-two stock split on July 25, 1996.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Rochester, New York
February 24, 1997

    Item 9.    Changes in and Disagreements with Accountants on Accounting
    -------    -----------------------------------------------------------
               and Financial Disclosure
               ------------------------

               (Not Applicable)

                                    PART III
                                    --------

   Item 10.    Directors and Executive Officers
   --------    --------------------------------

               (The information called for under this Item pursuant to Item 401 of the Commission's Regulation S-K is set forth in statements under "Election of Directors" on pages 3 to 6 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference: except that the information regarding executive officers called for hereunder pursuant to Item 401(b) of Regulation S-K is furnished under a separate item captioned Executive Officers of the Registrant included in PART I of this annual report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and paragraph 3 of General Instruction G of Form 10-K.

   Item 11.    Executive Compensation
   --------    ----------------------

               (The information called for under this Item is set forth in statements under "Compensation of Executive Officers" on pages 8 to 11 of Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

   Item 12.    Security Ownership of Certain Beneficial Owners and
   --------    ---------------------------------------------------
               Management
               ----------

        (a)    Security Ownership of Certain Beneficial Owners
               -----------------------------------------------

               (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 of Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

        (b)    Security Ownership of Management
               --------------------------------

               (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2, "Election of Directors" on pages 3 to 6 and "Executive Officers" on page 7 of Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

        (c)    Changes in Control    (Not Applicable)
               ------------------

   Item 13.    Certain Relationships and Related Transactions
   --------    ----------------------------------------------

               (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 and "Election of Directors" on pages 3 to 6 of Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

                                     PART IV
                                     -------

   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
   --------    -----------------------------------------------------------
               8-K
               ---

        (a)    (1) The following are Financial Statements and related
                   information filed as part of this Annual Report on Form 10-K:

                                                                                                        Sequential
                                                                                                       Page Number
                                                                                                       -----------

        (A)    Consolidated Statements of Operations for
               the Years ended December 31, 1996, 1995,
               and 1994;                                                                                        17

        (B)    Consolidated Balance Sheets as of
               December 31, 1996 and 1995;                                                                      18

        (C)    Consolidated Statements of Cash Flows for
               the Years Ended December 31, 1996, 1995
               and 1994;                                                                                        19

        (D)    Consolidated Statements of Changes in
               Shareholders' Equity for the Years ended
               December 31, 1996, 1995 and 1994;                                                                20

        (E)    Notes to Consolidated Financial Statements;

               and                                                                                           21-41

        (F)    Report of Independent Auditors                                                                   43

        (a)    (2) The following are Financial Statement Schedules and related information required to be filed as part of this Annual
                   Report on Form 10-K by Items 8 and 14(d) of Form 10-K:

        (A)    The items set forth in Items 14(a)(1)(A)
               through (E) above; and                                                                        17-41

                                                                                                        Sequential
                                                                                                       Page Number
                                                                                                       -----------

        (B)    Independent Auditors' Report on
               Financial Statement Schedules                                                                    47

               Financial Statement schedules for the years 1996, 1995 and 1994 as follows:

               (i)      Condensed Financial Information of
                        Registrant (Schedule I)                                                              48-50

               (ii)     Valuation and Qualifying Accounts
                        (Schedule II)                                                                           51

               Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 24, 1997; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedules of Graham Corporation and subsidiaries, listed in Item 14 (a) 2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
February 24, 1997

                      GRAHAM CORPORATION AND SUBSIDIARIES*

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                                     1996             1995               1994
                                                                     ----             ----               ----

Costs and expenses:
General and administrative                                        $1,703,000        $1,423,000        $ 1,117,000
Interest expense                                                      72,000            98,000             97,000
                                                                  ----------        ----------        -----------
Parent company operating loss before
   income tax benefit                                              1,775,000         1,521,000          1,214,000
Benefit for income taxes                                            (491,000)         (580,000)          (449,000)
                                                                  ----------        ----------        -----------
Net parent company operating loss                                  1,284,000           941,000            765,000
                                                                  ----------        ----------        -----------

Equity in earnings of
   continuing subsidiaries                                         6,073,000         3,891,000          1,719,000
Less expenses directly allocable to
   continuing subsidiaries:
     Research and development                                        375,000           276,000            285,000
     Provision for income taxes                                    1,353,000         1,358,000            657,000
                                                                  ----------        ----------        -----------
Equity in net earnings of
   subsidiaries                                                    4,345,000         2,257,000            777,000
                                                                  ----------        ----------        -----------
Income from continuing operations                                  3,061,000         1,316,000             12,000
                                                                  ----------        ----------        -----------

Equity in losses of
   discontinued subsidiaries                                                          (182,000)        (8,554,000)
Less expenses directly allocable to
   discontinued subsidiaries:
     Benefit for income taxes                                                                            (133,000)
                                                                  ----------        ----------        -----------
Equity in net losses of
   discontinued subsidiaries                                                          (182,000)        (8,421,000)
                                                                  ----------        ----------        -----------

Income before cumulative effect of
   change in accounting principle                                  3,061,000         1,134,000         (8,409,000)
Cumulative effect of change in
   accounting principle for
   continuing subsidiary                                                                                   (2,000)
Cumulative effect of change in
   accounting principle for discontinued
   subsidiaries                                                                                            (4,000)
                                                                  ----------        ----------        -----------

Net income (loss)                                                 $3,061,000        $1,134,000        $(8,415,000)
                                                                  ==========        ==========        ===========


The Notes to Consolidated Financial Statements in Part II are an integral part of this schedule.

*     Information is presented for the parent company only.

** Cash dividends paid to the parent company by consolidated subsidiarires were $3,650,000, $1,750,000 and $1,968,000 in 1996, 1995 and 1994,
      respectively.

                      GRAHAM CORPORATION AND SUBSIDIARIES*

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                                                                         December 31,
                                                                                1996                     1995
                                                                                ----                     ----

ASSETS

Prepaid expenses                                                            $    86,000              $    92,000
Due from subsidiaries                                                           353,000                  188,000
                                                                            -----------              -----------
   Total current assets                                                         439,000                  280,000

Property, plant & equipment, net                                                339,000                  275,000
Investment in subsidiaries                                                   12,397,000                9,142,000
Other assets                                                                     21,000                   28,000
                                                                            -----------              -----------
                                                                            $13,196,000              $ 9,725,000
                                                                            ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of long-term debt                                           $   200,000              $   208,000
Accounts payable                                                                148,000                  216,000
Other current liabilities                                                       478,000                  219,000
                                                                            -----------              -----------
   Total current liabilities                                                    826,000                  643,000

Long-term debt                                                                  475,000                  675,000
Deferred compensation                                                            40,000
                                                                            -----------              -----------
                                                                              1,341,000                1,318,000
                                                                            -----------              -----------

Shareholders' equity:
Preferred stock, $1 par value -
   authorized, 500,000 shares
Common stock, $.10 par value -
   authorized, 6,000,000 shares
   issued, 1,586,155 shares in 1996 and
     1,053,999 shares in 1995                                                   159,000                  106,000
Capital in excess of par value                                                3,210,000                3,219,000
Cumulative foreign currency translation
   adjustment                                                                (1,748,000)              (1,891,000)
Retained earnings                                                            10,915,000                7,854,000
                                                                            -----------              -----------
                                                                             12,536,000                9,288,000

Less:
Treasury stock                                                                   (6,000)                  (6,000)
Employee Stock Ownership Plan Loan Payable                                     (675,000)                (875,000)
                                                                            -----------              -----------
   Total shareholders' equity                                                11,855,000                8,407,000
                                                                            -----------              -----------
                                                                            $13,196,000              $ 9,725,000
                                                                            ===========              ===========


The Notes to Consolidated Financial Statements in Part II are an integral part of this Schedule.

*     Information is presented for the parent company only.

                      GRAHAM CORPORATION AND SUBSIDIARIES*

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                        1996             1995              1994
                                                                        ----             ----              ----

Net cash provided by operating
   activities                                                        $   76,000       $    3,000       $   19,000
                                                                     ----------       ----------       ----------

Investing activities:
   Purchase of property, plant and
     equipment                                                         (112,000)                          (13,000)
   Proceeds from sale of property, plant
     and equipment                                                        6,000
                                                                     ----------       ----------       ----------
   Net cash (used) by investing activities                             (106,000)                          (13,000)
                                                                     ----------       ----------       ----------

Financing activities:
   Principal repayments of long-term
     debt                                                                (8,000)          (8,000)          (6,000)
   Issuance of common stock                                              38,000           11,000
   Purchase of treasury stock                                                             (6,000)
                                                                     ----------       ----------       ----------
   Net cash provided (used) by
     financing activities                                                30,000           (3,000)          (6,000)
                                                                     ----------       ----------       ----------
Net increase in cash and equivalents                                          0                0                0

Cash and equivalents at beginning of
   year                                                                       0                0                0
                                                                     ----------       ----------       ----------

Cash and equivalents at end of year                                  $        0       $        0       $        0
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

                       GRAHAM CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at     Charged to                                        Balance at
                                            beginning      costs and         Charged to                       end of
       Description                          of period      expenses        other accounts  Deductions         period
       -----------                          ---------      --------        --------------  ----------         ------

Year ended December 31, 1996
  Reserves deducted from the asset
   to which they apply:
    Reserve for doubtful accounts          $   81,000     $   26,000       $ 11,000  (b)  $   (78,000)       $    40,000
    Reserve for inventory
      obsolescence                            222,000         91,000         11,000  (b)     (221,000)           103,000

  Reserves included in the
    balance sheet caption Other
     long-term liabilities:
    Reserve for contingencies                                260,000                           (3,000)           257,000

  Reserve for discontinued
   operations                                 711,000         64,000         41,000  (b)     (424,000) (a)       392,000
                                           ----------     ----------       --------       -----------         ----------
                                           $1,014,000     $  441,000       $ 63,000       $  (726,000)        $  792,000
                                           ==========     ==========       ========       ===========         ==========

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
                        14(c) of Form 10-K:

                        Exhibit No.
                        -----------

                                 *3   (i)      Articles of Incorporation of
                                               Graham Corporation

                             *****3   (ii)     By-laws of Graham Corporation

                                 *4   (a)      Certificate of Incorporation of
                                               Graham Corporation (included as
                                               Exhibit 3.1)

                                **4   (b)      Shareholder Rights Plan of Graham
                                               Corporation

                              ***10            1989 Stock Option and
                                               Appreciation Rights Plan of
                                               Graham Corporation

                             ****10 1995 Graham Corporation Incentive Plan to Increase Shareholder
                                               Value

                                 11 Statement regarding computation of per share earnings

                                 21            Subsidiaries of the registrant

                                 23            Consent of Experts and Counsel

                                 27            Financial Data Schedule

---------------------------

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

    *** Incorporated herein by reference from the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders.

   **** Incorporated herein by reference from the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders.

  ***** Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the year ended December 31, 1995.

        (b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

Cross Reference Sheet for Annual Report on Form 10-K for the year ended December 31, 1996, setting forth item numbers and captions of Form 10-K (and related Items of Regulation S-K referred to therein) under which information is incorporated by reference and the pages in the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders where that information appears.

FORM 10-K:  PART No.                Regulation S-K                           Proxy Statement for 1997
Item No. and Caption                Item No. and Caption                     Annual Meeting of Stockholders
--------------------                --------------------                     ------------------------------
                                                                             Caption:                                 Page:

Item 10. Directors                  Item 401. Directors and                  Election of Directors                      3-6
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

Item 11. Executive                  Item 402. Executive                      Compensation of
Compensation                        Compensation                             Executive Officers                        8-11

Item 12. Security                   Item 403(a). Security                    Principal Stockholders                       2
Ownership of Certain                Ownership of Certain
Beneficial Owners                   Beneficial Owners
and Management
                                    Item 403(b). Security                    Principal Stockholders                       2
                                    Ownership of Management                  Election of Directors                      3-6
                                                                             Executive Officers                           7

Item 13. Certain                    Item 404(a). Transactions                Principal Stockholders                       2
Relationships and                   with Management and                      Election of Directors                      3-6
Related                             Others
Transactions
                                    Item 404(b). Certain                     Principal Stockholders                       2
                                    Business Relations                       Election of Directors                      3-6

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GRAHAM CORPORATION
                                       ----------------------------------------
                                       (Registrant)

DATE:  March 27, 1997                  By s\ J. Ronald Hansen
                                          -------------------------------------
                                          J. Ronald Hansen
                                          Vice President-Finance &
                                          Administration and Chief
                                          Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature

s\ Frederick D. Berkeley                      Chairman and Chief
--------------------------------              Executive Officer;
Frederick D. Berkeley                         Director                                             March 27, 1997


                                              Vice President-Finance &
s\ J. Ronald Hansen                           Administration and Chief
--------------------------------              Financial Officer
J. Ronald Hansen                                                                                   March 27, 1997


s\ Philip S. Hill
--------------------------------
Philip S. Hill                                Director                                             March 27, 1997


s\ Cornelius S. Van Rees
--------------------------------
Cornelius S. Van Rees                         Director                                             March 27, 1997


s\ Jerald D. Bidlack
--------------------------------
Jerald D. Bidlack                             Director                                             March 27, 1997


s\ Robert L. Tarnow
--------------------------------
Robert L. Tarnow                              Director                                             March 27, 1997


s\ A. Cadena
--------------------------------
A. Cadena                                     Director                                             March 27, 1997


s\ H. Russel Lemcke
--------------------------------
H. Russel Lemcke                              Director                                             March 27, 1997

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    EXHIBITS

                                   filed with

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       of

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                       -----------------------------------




                               GRAHAM CORPORATION

================================================================================

                               GRAHAM CORPORATION

                                    FORM 10-K

                                DECEMBER 31, 1996

EXHIBIT                                                                                             SEQUENTIAL
NUMBER                         DESCRIPTION OF DOCUMENT                                              PAGE NUMBER
------                         -----------------------                                              -----------

    11                         Statement Regarding Computation
                               of Per-Share Earnings                                                     58

    21                         Subsidiaries of the Registrant                                            59

    23                         Consent of Deloitte & Touche LLP                                          60

    27                         Financial Data Schedule                                                   61