Form 10-Q
period 1997-03-31
GRAHAM CORP
filed 1997-05-12
CIK 716314

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark one)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended
                            OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1997 to March 31, 1997
Commission File Number 1-8462

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES   X       NO
As of May 12, 1997, there were outstanding 1,595,405 shares of common stock, $.10 par value.

              GRAHAM CORPORATION AND SUBSIDIARIES

                           FORM 10-Q

                         MARCH 31, 1997

                 PART I - FINANCIAL INFORMATION





































    Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of March 31, 1997 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods.

    This part also includes management's discussion and analysis of the Company's financial condition as of March 31, 1997 and its results of operations for the three month period then ended.

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                             March 31,   December 31,
                                               1997          1996
Assets
Current Assets:
  Cash and equivalents. . . . . . . . . .   $   854,000   $ 1,263,000
  Marketable securities . . . . . . . . .       548,000       745,000
  Trade accounts receivable . . . . . . .    10,388,000     9,235,000
  Inventories . . . . . . . . . . . . . .     6,609,000     6,343,000
  Deferred tax asset. . . . . . . . . . .       841,000       820,000
  Prepaid expenses and other
   current assets . . . . . . . . . . . .       507,000       530,000
                                            -----------   -----------
                                             19,747,000    18,936,000
                                            -----------   -----------
Property, plant and equipment, net. . . .     9,490,000     9,572,000
                                            -----------   -----------
Deferred tax asset. . . . . . . . . . . .     1,894,000     1,852,000
Other assets. . . . . . . . . . . . . . .        65,000        74,000
                                            -----------   -----------
                                            $31,196,000   $30,434,000
                                            ===========   ===========

               GRAHAM CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (concluded)

                                             March 31,   December 31,
                                               1997          1996
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt . . .   $   479,000   $   487,000
  Accounts payable. . . . . . . . . . . .     3,887,000     3,923,000
  Accrued compensation. . . . . . . . . .     3,100,000     4,081,000
  Accrued expenses and other
   liabilities. . . . . . . . . . . . . .     1,056,000     1,091,000
  Customer deposits . . . . . . . . . . .       509,000       382,000
  Domestic and foreign income taxes
   payable. . . . . . . . . . . . . . . .       212,000       468,000
  Estimated liabilities of
   discontinued operations. . . . . . . .       232,000       325,000
                                             ----------   -----------
                                              9,475,000    10,757,000

Long-term debt. . . . . . . . . . . . . .     2,764,000     1,442,000
Deferred compensation . . . . . . . . . .     1,170,000     1,067,000
Deferred tax liability. . . . . . . . . .        31,000        33,000
Other long-term liabilities . . . . . . .       302,000       339,000
Deferred pension liability. . . . . . . .     1,765,000     1,729,000
Accrued postretirement benefits . . . . .     3,179,000     3,212,000
                                            -----------   -----------
  Total liabilities                          18,686,000    18,579,000
                                            -----------   -----------
Shareholders' equity:
  Preferred Stock, $1 par value -
   Authorized, 500,000 shares
  Common stock, $.10 par value -
    Authorized, 6,000,000 shares
    Issued, 1,587,655 shares in
     1997 and 1,586,155 shares in
     1996 . . . . . . . . . . . . . . . .       159,000       159,000
  Capital in excess of par value. . . . .     3,226,000     3,210,000
  Cumulative foreign currency
   translation adjustment . . . . . . . .    (1,812,000)   (1,748,000)
  Retained earnings . . . . . . . . . . .    11,568,000    10,915,000
                                            -----------   -----------
                                             13,141,000    12,536,000
  Less:
     Treasury Stock . . . . . . . . . . .        (6,000)       (6,000)
     Employee Stock Ownership Plan
      Loan Payable. . . . . . . . . . . .      (625,000)     (675,000)
                                            -----------   -----------
  Total shareholders' equity                 12,510,000    11,855,000
                                            -----------   -----------
                                            $31,196,000   $30,434,000
                                            ===========   ===========

               GRAHAM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                  THREE MONTHS
                                                  ended March 31,
                                               1997           1996
                                               ----           ----
Net Sales . . . . . . . . . . . . . . . .  $14,328,000    $11,671,000
                                           -----------    -----------
Cost and expenses:
  Cost of products sold . . . . . . . . .   10,202,000      8,424,000
  Selling, general and administrative . .    3,071,000      2,550,000
  Interest expense. . . . . . . . . . . .       65,000        126,000
                                           -----------    -----------
                                            13,338,000     11,100,000
                                           -----------    -----------
Income before income taxes. . . . . . . .      990,000        571,000
Provision for income taxes. . . . . . . .      337,000        207,000
                                           -----------    -----------
Net income. . . . . . . . . . . . . . . .      653,000        364,000

Retained earnings at beginning of
  period. . . . . . . . . . . . . . . . .   10,915,000      7,854,000
                                           -----------    -----------
Retained earnings at end of
  period                                   $11,568,000    $ 8,218,000
                                           ===========    ===========
Per Share Data:
Net income. . . . . . . . . . . . . . . .         $.40           $.23
                                                  ====           ====
Average number of shares
  outstanding . . . . . . . . . . . . . .    1,619,000      1,606,000
                                             =========      =========

               GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,
                                                    1997         1996
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . $  653,000  $  364,000
                                                ----------  ----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization . . . . . . . .    253,000     226,000
  Gain on sale of property, plant and equipment     (7,000)     (4,000)
  (Increase) Decrease in operating assets:
   Accounts receivable. . . . . . . . . . . . . (1,197,000)  1,399,000
   Inventory, net of customer deposits. . . . .   (197,000)   (146,000)
   Prepaid expenses and other current and
     non-current assets . . . . . . . . . . . .     18,000     281,000
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
     accrued expenses and other liabilities . . (1,007,000) (2,019,000)
   Estimated liabilities of discontinued
     operations . . . . . . . . . . . . . . . .    (79,000)     (4,000)
   Deferred compensation, deferred pension
     liability, and accrued postretirement
     benefits . . . . . . . . . . . . . . . . .    118,000    (140,000)
   Domestic and foreign income taxes. . . . . .   (251,000)    123,000
   Other long-term liabilities. . . . . . . . .    (35,000)
   Deferred income taxes. . . . . . . . . . . .    (65,000)
                                                ----------  ----------
     Total adjustments. . . . . . . . . . . . . (2,449,000)   (284,000)
                                                ----------  ----------
 Net cash provided (used) by operating
  activities. . . . . . . . . . . . . . . . . . (1,796,000)     80,000
                                                ----------  ----------

               GRAHAM CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                   Three Months Ended
                                                        March 31,
                                                    1997         1996


Investing activities:
 Purchase of property, plant and equipment. . .   (237,000)   (109,000)
 Proceeds from sale of property, plant and
  equipment . . . . . . . . . . . . . . . . . .      8,000      15,000
 Purchase of marketable securities. . . . . . . (1,171,000)
 Proceeds from maturity of marketable
   securities . . . . . . . . . . . . . . . . .  1,372,000
                                                ----------  ----------
 Net cash used by investing activities. . . . .    (28,000)    (94,000)
                                                ----------  ----------
Financing activities:
 Increase in short-term debt. . . . . . . . . .                138,000
 Proceeds from issuance of long-term debt . . .  2,730,000   2,065,000
 Principal repayments on long-term debt . . . . (1,321,000) (2,073,000)
 Issuance of common stock . . . . . . . . . . .     12,000      30,000
                                                ----------  ----------
 Net cash provided by financing activities. . .  1,421,000     160,000
                                                ----------  ----------
 Effect of exchange rate on cash. . . . . . . .     (6,000)     (6,000)
                                                ----------  ----------
 Net increase (decrease) in cash and equivalents  (409,000)    140,000
 Cash and equivalents at beginning of period. .  1,263,000     411,000
                                                ----------  ----------
 Cash and equivalents at end of period. . . . . $  854,000  $  551,000
                                                ==========  ==========

               GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1997

------------------------------------------------------------------------
NOTE 1 - INVENTORIES:
------------------------------------------------------------------------
    Major classifications of inventories are as follows:

                                               3/31/97      12/31/96
                                               -------      --------
Raw materials and supplies. . . . . . . . . $ 2,450,000   $ 2,411,000
Work in process . . . . . . . . . . . . . .   3,985,000     4,538,000
Finished products . . . . . . . . . . . . .   1,163,000     1,168,000
                                            -----------   -----------
                                              7,598,000     8,117,000
Less - progress payments. . . . . . . . . .     989,000     1,774,000
                                            -----------   -----------
                                            $ 6,609,000   $ 6,343,000
                                            ===========   ===========

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
-------------------------------------------------------------------------
    Earnings per share is computed by dividing net income by the weighted average number of common shares and, when applicable, common equivalent shares outstanding during the period.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT:
-------------------------------------------------------------------------
    Actual interest paid was $65,000 and $160,000 for the three months ended March 31, 1997 and 1996, respectively. In addition, actual income taxes paid were $627,000 and $84,000 for the three months ended March 31, 1997 and 1996, respectively.

-------------------------------------------------------------------------
NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARD:
-------------------------------------------------------------------------
    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning Per
Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company's current EPS calculation conforms to basic EPS. Diluted EPS will not be materially different from basic EPS since potential common shares in the form of stock options are not materially dilutive.

                      GRAHAM CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
                        March 31, 1997
Results of Operations
---------------------
    Sales increased 23% in the first quarter 1997 compared to 1996. Sales increased 25% in the United States while sales in the United Kingdom remained flat. The product lines that attributed substantially to the sales increase were surface condensers, ejectors and vacuum pumps.

    Cost of products sold was 71% of sales for the first quarter of 1997 compared to 72% for the same period in 1996. The percentages reflect a decline in direct costs as a percentage of selling prices offset by a slight increase in production overheads due to increased sales levels. Cost of products sold in the United States was 73% of sales in both the first quarter of 1997 and 1996, and cost of products sold in the United Kingdom also remained the same for both periods at 60% of sales.

    Selling, general and administrative expenses increased 20% from the first quarter of 1996. This increase is due to salary increases granted in 1997, incentive wage programs based on profit levels, and the allocation of additional resources to the sales force. Selling, general and administrative expenses represented 21% and 22% of sales for the three-month periods ended March 31, 1997 and 1996, respectively.

    Interest expense decreased 48% from $126,000 for the first quarter of 1996 to $65,000 for the current period. This decline resulted from lower interest rates and lower levels of borrowing on the United States revolving credit facility as working capital needs have been financed primarily by cash flows from operating activities.

    The income tax provision for the first quarter of 1997 was 34% of pretax income as compared to a 36% effective tax rate for the same period in 1996.

Financial Condition
-------------------
    There were no significant changes in the financial condition of the Company during the first quarter of 1997.

    Working capital of $10,272,000 at March 31, 1997 compares to $8,179,000 at December 31, 1996. The working capital increase reflects an increase in current assets of $811,000 related mainly to accounts receivable and a decrease in current liabilities of $1,282,000 which related primarily to accrued compensation. The increase in accounts receivable was attributable to the significant sales in the first quarter of 1997 which exceeded 1996 fourth quarter sales by 5%. The decrease in accrued compensation is due to the timing of payment of certain benefits. The working capital ratio was 2.08 at March 31, 1997 and 1.76 at December 31, 1996.

    Total long-term debt increased $1,314,000 due substantially to additional borrowings on the United States revolving credit facility for working capital needs. This debt is classified as long term as the agreement allows the Company to convert borrowings greater than $2,000,000 and up to $9,000,000 into a two-year term loan at any time. The long-term debt to equity ratio is 26% compared to 16% at year-end 1996 and the total liabilities to assets ratio is 60% compared to 61% at year-end 1996.

    Capital expenditures for the three month period were $237,000 compared to $109,000 for the same period in 1996. There were no major commitments for capital expenditures as of March 31, 1997. In fiscal year 1998, the Company anticipates capital expenditures of approximately $1,000,000 primarily for machinery and computer equipment.

    Management expects that the cash flow from operations and lines of credit will be sufficient to fund the 1997 cash requirements.


New Orders and Backlog
----------------------
    New orders were $11,150,000 compared to $11,431,000 in the first quarter of 1996 and backlog of unfilled orders of $22,348,000 currently compares to $25,578,000 at December 31, 1996. New orders in the United States were $9,739,000 as compared to $10,114,000 in the first quarter 1996. New orders in the United Kingdom were $1,411,000 compared to $1,317,000 in the first quarter 1996. Backlog at March 31, 1997 in the United States is $21,011,000 compared to $24,514,000 at year-end 1996. Backlog at March 31, 1997 in the United Kingdom is $1,337,000 compared to $1,064,000 at year end 1996. Although backlog and new orders are down in the United States, prospects for new orders in the refinery, chemical and fertilizer industries are good. Currently, contract negotiations on a major order for a geothermal project are being finalized. In the United Kingdom, maintaining order levels has been difficult due to competition and the strength of the Pound Sterling. However, a major order was received during the quarter causing an increase in the backlog and growth is anticipated in the package and standard pump product lines. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


Accounting Changes and Change in Fiscal Year
--------------------------------------------
    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

    Effective April 1, 1997, the Company changed its year end from December 31 to March 31. Management anticipates that this change will be beneficial to the operations of the business.

                      GRAHAM CORPORATION

                           FORM 10-Q

                        MARCH 31, 1997

                 PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    a.   See index to exhibits.

    b. A Form 8-K was filed on March 25, 1997 which reported under Item 8 a change in the fiscal year.
















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



Date 05/12/97

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