Form 10-Q
period 1997-06-30
GRAHAM CORP
filed 1997-08-08
CIK 716314

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended   June 30, 1997
                         OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

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

     As of August 8, 1997, there were outstanding 1,631,182 shares of common stock, $.10 par value.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           JUNE 30, 1997

                  PART I - FINANCIAL INFORMATION





































     Unaudited consolidated financial statements of Graham Corporation (the company) and its subsidiaries as of June 30, 1997 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

     This part also includes management's discussion and analysis of the company's financial condition as of June 30, 1997 and its results of operations for the three month period then ended.

              GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                 June 30,        March 31,
                                                   1997            1997
Assets
Current Assets:
   Cash and equivalents . . . . . . . . . . .    $    14,000    $   854,000
   Marketable securities. . . . . . . . . . .        548,000        548,000
   Trade accounts receivable. . . . . . . . .      9,674,000     10,388,000
   Inventories. . . . . . . . . . . . . . . .      5,986,000      6,609,000
   Deferred tax asset . . . . . . . . . . . .        841,000        841,000
   Prepaid expenses and other
     current assets . . . . . . . . . . . . .        488,000        507,000
                                                 -----------    -----------
                                                  17,551,000     19,747,000
                                                 -----------    -----------
Property, plant and equipment, net. . . . . .      9,463,000      9,490,000
                                                 -----------    -----------
Deferred tax asset                                 1,894,000      1,894,000
Other assets                                          57,000         65,000
                                                 -----------    -----------
                                                 $28,965,000    $31,196,000
                                                 ===========    ===========

                     GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (concluded)

                                                 June 30,        March 31,
                                                   1997            1997


Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt. . . . .    $   435,000    $   479,000
   Accounts payable . . . . . . . . . . . . .      2,684,000      3,887,000
   Accrued compensation . . . . . . . . . . .      2,708,000      3,100,000
   Accrued expenses and other
    liabilities . . . . . . . . . . . . . . .        851,000      1,056,000
   Customer deposits. . . . . . . . . . . . .        741,000        509,000
   Domestic and foreign income taxes
    payable . . . . . . . . . . . . . . . . .        402,000        212,000
   Estimated liabilities of
    discontinued operations . . . . . . . . .        168,000        232,000
                                                 -----------    -----------
                                                   7,989,000      9,475,000

Long-term debt. . . . . . . . . . . . . . . .      1,226,000      2,764,000
Deferred compensation . . . . . . . . . . . .      1,218,000      1,170,000
Deferred tax liability. . . . . . . . . . . .         31,000         31,000
Other long-term liabilities . . . . . . . . .        260,000        302,000
Deferred pension liability. . . . . . . . . .      1,848,000      1,765,000
Accrued postretirement benefits . . . . . . .      3,192,000      3,179,000
                                                 -----------    -----------
   Total liabilities                              15,764,000     18,686,000
                                                 -----------    -----------
Shareholders' equity:
   Preferred Stock, $1 par value -
    Authorized, 500,000 shares
   Common stock, $.10 par value-
    Authorized, 6,000,000 shares
    Issued 1,604,355 shares on June 30,
     1997 and 1,587,655 on March 31,
     1997 . . . . . . . . . . . . . . . . . .       160,000         159,000
   Capital in excess of par value . . . . . .     3,355,000       3,226,000
   Cumulative foreign currency
    translation adjustment. . . . . . . . . .    (1,793,000)     (1,812,000)
   Retained earnings. . . . . . . . . . . . .    12,060,000      11,568,000
                                                -----------     -----------
                                                 13,782,000      13,141,000
   Less:
    Treasury Stock. . . . . . . . . . . . . .        (6,000)         (6,000)
    Employee Stock Ownership Plan
     Loan Payable . . . . . . . . . . . . . .      (575,000)       (625,000)
                                                -----------     -----------
   Total shareholders' equity                    13,201,000      12,510,000
                                                -----------     -----------
                                                $28,965,000     $31,196,000
                                                ===========     ===========

                        GRAHAM CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                       THREE MONTHS
                                                      ended June 30,
                                                   1997             1996
                                                   ----             ----
Net Sales . . . . . . . . . . . . . . . . . .  $12,073,000      $13,409,000
                                               -----------      -----------
Cost and expenses:
   Cost of products sold. . . . . . . . . . .    8,300,000        9,572,000
   Selling, general and administrative. . . .    2,936,000        2,938,000
   Interest expense . . . . . . . . . . . . .       79,000          113,000
                                               -----------      -----------
                                                11,315,000       12,623,000
                                               -----------      -----------
Income before income taxes. . . . . . . . . .      758,000          786,000
Provision for income taxes. . . . . . . . . .      266,000          314,000
                                               -----------      -----------
Net income. . . . . . . . . . . . . . . . . .      492,000          472,000

Retained earnings at beginning of
   period . . . . . . . . . . . . . . . . . .   11,568,000        8,218,000
                                               -----------      -----------
Retained earnings at end of
   period                                      $12,060,000      $ 8,690,000
                                               ===========      ===========
Per Share Data:
Net income. . . . . . . . . . . . . . . . . .         $.30             $.29
                                                      ====             ====
Average number of shares
   outstanding. . . . . . . . . . . . . . . .    1,654,000        1,609,000
                                                 =========        =========

                       GRAHAM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended June 30,
                                                         1997         1996
Operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .  $  492,000   $  472,000
                                                     ----------   ----------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . .     258,000      227,000
   (Gain) Loss on sale of property, plant and
    equipment . . . . . . . . . . . . . . . . . . .     (22,000)       1,000
   (Increase) Decrease in operating assets:
    Accounts receivable . . . . . . . . . . . . . .     729,000    1,503,000
    Inventory, net of customer deposits . . . . . .     865,000      233,000
    Prepaid expenses and other current and
     non-current assets . . . . . . . . . . . . . .      20,000     (116,000)
   Increase (Decrease) in operating liabilities:
    Accounts payable, accrued compensation,
     accrued expenses and other liabilities . . . .  (1,810,000)     105,000
    Estimated liabilities of discontinued operations    (66,000)     (97,000)
    Deferred compensation, deferred pension
     liability, and accrued postemployment benefits     140,000      113,000
    Domestic and foreign income taxes . . . . . . .     190,000      125,000
    Other long-term liabilities . . . . . . . . . .     (42,000)
                                                     ----------   ----------
      Total adjustments . . . . . . . . . . . . . .     262,000    2,094,000
                                                     ----------   ----------
Net cash provided by operating activities . . . . .     754,000    2,566,000
                                                     ----------   ----------

                       GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                  Three Months Ended June 30,
                                                         1997         1996

Investing activities:
 Purchase of property, plant and equipment. . . . .    (179,000)    (127,000)
 Proceeds from sale of property, plant and
   equipment. . . . . . . . . . . . . . . . . . . .                    6,000
 Purchase of marketable securities. . . . . . . . .    (365,000)
 Proceeds from maturity of marketable securities. .     365,000
                                                     ----------   ----------
 Net cash used by investing activities. . . . . . .    (179,000)    (121,000)
                                                     ----------   ----------
Financing activities:
 Increase in short-term debt. . . . . . . . . . . .                   92,000
 Proceeds from issuance of long-term debt . . . . .   5,090,000      200,000
 Principal repayments on long-term debt . . . . . .  (6,635,000)  (1,416,000)
 Issuance of common stock . . . . . . . . . . . . .     130,000        8,000
                                                     ----------   ----------
 Net cash used by financing activities. . . . . . .  (1,415,000)  (1,116,000)
                                                     ----------   ----------
 Effect of exchange rate on cash. . . . . . . . . .                    6,000
                                                     ----------   ----------
 Net increase (decrease) in cash and equivalents. .    (840,000)   1,335,000
 Cash and equivalents at beginning of period. . . .     854,000      551,000
                                                     ----------   ----------
 Cash and equivalents at end of period. . . . . . .  $   14,000   $1,886,000
                                                     ==========   ==========

                      GRAHAM CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL INFORMATION
                                  JUNE 30, 1997

-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-----------------------------------------------------------------------------

    Major classifications of inventories are as follows:

                                                   6/30/97        3/31/97
                                                   -------        -------
Raw materials and supplies. . . . . . . . . . .   $ 2,451,000    $ 2,450,000
Work in process . . . . . . . . . . . . . . . .     4,163,000      3,985,000
Finished products . . . . . . . . . . . . . . .     1,147,000      1,163,000
                                                  -----------    -----------
                                                    7,761,000      7,598,000
Less - progress payments. . . . . . . . . . . .     1,775,000        989,000
                                                  -----------    -----------
                                                  $ 5,986,000    $ 6,609,000
                                                  ===========    ===========

----------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
----------------------------------------------------------------------------

     Earnings per share is computed by dividing net income by the weighted number of common shares and, when applicable, common equivalent shares outstanding during the period.


-----------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-----------------------------------------------------------------------------

     Actual interest paid was $79,000 and $113,000 for the three months ended June 30, 1997 and 1996, respectively. In addition, actual income taxes paid were $76,000 and $190,000 for the three months ended June 30, 1997 and 1996, respectively.


----------------------------------------------------------------------------
NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARD
-----------------------------------------------------------------------------

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                        June 30, 1997


Results of Operations
---------------------
     Sales decreased 10% in the first quarter of fiscal year 1998 compared to the same period (April, May, June) in 1996. Sales for the first quarter decreased 12% in the United States and increased 16% in the United Kingdom compared to 1996. The decrease in the United States sales is due to the change in the fiscal year effective April 1, 1997. From an operational perspective, all Graham first quarters are similar in the sense that we go into each of them with very few, if any, jobs that are anywhere near completion. Each accounting year, an all-out effort is made to complete and take revenue recognition for as much work-in-process inventory as possible. We recognize sales under the completed contract method, and Graham's product manufacturing time from engineering to shipment on major jobs exceeds ninety days. So, typically any Graham first quarter is less robust than any other quarter of the year. Sales in the second quarter are expected to exceed the sales levels attained in the first quarter. The increase in the United Kingdom sales is attributable to increased sales volume of certain standard products and spare parts.

     Cost of sales as a percent of sales for the first quarter of fiscal year 1998 was 69% compared to 71% a year ago. Cost of sales as a percent of sales for the three month period was 69% for the United States operations compared to 72% last year and 69% for the United Kingdom operations compared to 70% last year. The favorable percentage for the United States reflects direct material cost savings while the decrease in the United Kingdom is attributable to a reduction of overhead expenses.

     Selling, general and administrative expenses for the three months ended June 30, 1997 were comparable to selling, general and administrative expenses for the same period in 1996 and represented 24% of sales as compared to 22% in 1996. Selling, general and administrative expenses remained flat despite increases in salaries and employee levels due to management's concerted effort to contain overhead costs.

     Interest expense for the first quarter is down 30% from the same period in 1996. The decrease resulted primarily from a decline in interest rates and lower levels of borrowing on the United States revolving credit facility due to strong cash flow.

     The effective income tax rate for the first quarter was 35% compared to 40% for the comparable three months of 1996.


Financial Condition
-------------------
     There were no significant changes in the financial condition of the company for the first quarter of fiscal year 1998. Working capital of $9,562,000 at June 30, 1997 compares to $10,272,000 at
March 31, 1997. The working capital decrease reflects a decrease in current assets of $2,196,000 and a decrease in current liabilities of $1,486,000. The decrease in current assets related primarily to a significant decrease in cash due to paydown of debt and a decrease in accounts receivable due to a decline in sales in the first quarter as compared to the first three months of 1997.
The decrease in current liabilities reflects primarily a reduction in accounts payable which is attributable to timing of purchases.

     Capital expenditures for the three month period were $179,000 compared to $127,000 for the same period in 1996. There were no major commitments for capital expenditures as of June 30, 1997. Management anticipates spending approximately $1,000,000 in fiscal year 1998 for capital additions to upgrade computer equipment and machinery.

     Total long-term debt decreased $1,582,000 from March 31, 1997 due to paydowns on the United States revolving credit line which is classified as long-term in accordance with the terms of the loan agreement. The long-term debt to equity ratio is 13% compared to 26% at March 31, 1997 and the total liabilities to assets ratio is 54% compared to 60% at March 31, 1997. These ratios are reflective of management's continual effort to reduce debt.

     Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 1998 cash requirements.

New Orders and Backlog
----------------------
     New orders for the second quarter were $20,788,000 compared to $17,260,000 for the same period last year. New orders in the United States were $19,646,000 compared to $15,774,000 for the same period in 1996. New orders in the United Kingdom were $1,142,000 compared to $1,486,000 for the same quarter last year. New orders in the United States are at an historically high level which is attributable to three large export orders acquired during the quarter and orders for the refinery industry. The decline in new orders in the United Kingdom is related to the strength of the Pound Sterling which has caused customers to request significant price discounts.

     Backlog of unfilled orders at June 30, 1997 is at an historic high point at $31,076,000. This compares to $25,455,000 at this time a year ago and $22,348,000 at March 31, 1997. Current backlog in the United States of $29,928,000 compares to $21,011,000 at March 31, 1997 and $24,191,000 at June 30, 1996. Current backlog in the United Kingdom of $1,148,000 compares to $1,337,000 at March 31, 1997 and $1,264,000 at June 30, 1996. The current backlog is reflective of the recent order activity. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the company's established product lines.

                 GRAHAM CORPORATION AND SUBSIDIARIES
                              FORM 10-Q
                            JUNE 30, 1997
                    PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

     a.  See index to exhibits.

     b.  No reports on Form 8-K were filed during the quarter ended
         June 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Graham Corporation






                                       s\J. R. Hansen
                                       --------------------------------------
                                       J. R. Hansen
                                       Vice President Finance and
                                        Administration / CFO
Date 08/08/97

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