Form 10-Q
period 1997-09-30
GRAHAM CORP
filed 1997-11-07
CIK 716314

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended September 30, 1997
                             OR
[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  __________ to __________

Commission File Number 1-8462

                       GRAHAM CORPORATION
(Exact name of registrant as specified in its charter)

    DELAWARE                                        16-1194720
(State or other jurisdiction of incorporation    (I.R.S. Employer
or organization)                              Identification No.)

    20 FLORENCE AVENUE, BATAVIA, NEW YORK                   14020
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including Area Code   716-343-2216

Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES   X       NO
     As of November 7, 1997, there were outstanding 1,686,632 shares of common stock, $.10 par value.

               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                       SEPTEMBER 30, 1997

                 PART I - FINANCIAL INFORMATION
































      Unaudited consolidated financial statements of Graham Corporation (the company) and its subsidiaries as of September 30, 1997 and for the three month and six month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

     This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 1997 and its results of operations for the three month and six month periods then ended.

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                      September 30,   March 31,
                                           1997          1997
                                           ----          ----
Assets
Current Assets:
  Cash and equivalents                 $ 1,295,000  $   854,000
  Marketable securities                  2,246,000      548,000
  Trade accounts receivable              8,802,000   10,388,000
  Inventories                            5,473,000    6,609,000
  Deferred tax asset                       438,000      841,000
  Prepaid expenses and other
    current assets                         840,000      507,000
                                       -----------  -----------
                                        19,094,000   19,747,000
                                       -----------  -----------
Property, plant and equipment, net       9,346,000    9,490,000
Deferred tax asset                       1,894,000    1,894,000
Other assets                                48,000       65,000
                                       -----------  -----------
                                       $30,382,000  $31,196,000
                                       ===========  ===========

               GRAHAM CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (concluded)

                                      September 30,   March 31,
                                           1997          1997
                                           ----          ----

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt due banks            $   143,000
  Current portion of long-term debt        397,000  $   479,000
  Accounts payable                       2,293,000    3,887,000
  Accrued compensation                   3,251,000    3,100,000
  Accrued expenses and other
   liabilities                             854,000    1,056,000
  Customer deposits                        460,000      509,000
  Domestic and foreign income taxes
   payable                                 227,000      212,000
  Estimated liabilities of
   discontinued operations                 105,000      232,000
                                       -----------  -----------
                                         7,730,000    9,475,000

Long-term debt                           1,126,000    2,764,000
Deferred compensation                    1,242,000    1,170,000
Deferred tax liability                      31,000       31,000
Other long-term liabilities                234,000      302,000
Deferred pension liability               1,920,000    1,765,000
Accrued postretirement benefits          3,228,000    3,179,000
                                       -----------  -----------
  Total liabilities                     15,511,000   18,686,000
                                       -----------  -----------
Shareholders' equity:
  Preferred Stock, $1 par value -
   Authorized, 500,000 shares
  Common stock, $.10 par value -
   Authorized, 6,000,000 shares
   Issued 1,675,895 shares on
    September 30, 1997 and 1,587,655
    on March 31, 1997                      168,000      159,000
  Capital in excess of par value         4,078,000    3,226,000
  Cumulative foreign currency
   translation adjustment               (1,831,000)  (1,812,000)
  Retained earnings                     12,987,000   11,568,000
                                       -----------  -----------
                                        15,402,000   13,141,000
  Less:
   Treasury Stock                           (6,000)      (6,000)
   Employee Stock Ownership Plan
    Loan Payable                          (525,000)    (625,000)
                                       -----------  -----------
  Total shareholders' equity            14,871,000   12,510,000
                                       -----------  -----------
                                       $30,382,000  $31,196,000
                                       ===========  ===========

                     GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                 THREE MONTHS            SIX MONTHS
                            ended September 30,      ended September 30,
                               1997      1996          1997       1996
                               ----      ----          ----       ----
Net Sales                   $14,615,000 $12,705,000 $26,687,000 $26,114,000
                            ----------- ----------- ----------- -----------
Cost and expenses:
 Cost of products sold        9,679,000   8,860,000  17,979,000  18,432,000
 Selling, general and
  administrative              3,471,000   2,869,000   6,407,000   5,807,000
 Interest expense                61,000      68,000     140,000     181,000
                            ----------- ----------- ----------- -----------
                             13,211,000  11,797,000  24,526,000  24,420,000
                            ----------- ----------- ----------- -----------
Income before income taxes    1,404,000     908,000   2,161,000   1,694,000
Provision for income taxes      477,000     351,000     742,000     665,000
                            ----------- ----------- ----------- -----------

Net income                      927,000     557,000   1,419,000   1,029,000

Retained earnings at
 beginning of period         12,060,000   8,690,000  11,568,000   8,218,000
                            ----------- ----------- ----------- -----------
Retained earnings at end
 of period                  $12,987,000 $ 9,247,000 $12,987,000 $ 9,247,000
                            =========== =========== =========== ===========
Per Share Data:

Net income                         $.55        $.35        $.85        $.64
                                   ====        ====        ====        ====
Average number of common
 and common equivalent
 shares outstanding           1,698,000   1,613,000   1,676,000   1,611,000
                              =========   =========   =========   =========

               GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                           September 30,
                                                         1997       1996
                                                         ----       ----
Operating activities:
 Net income                                          $1,419,000   $1,029,000
                                                     ----------   ----------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                         513,000      456,000
  (Gain) Loss on sale of property, plant and
   equipment                                            (22,000)       1,000
  (Increase) Decrease in operating assets:
   Accounts receivable                                1,573,000    1,373,000
   Inventory, net of customer deposits                1,074,000    2,137,000
   Prepaid expenses and other current and
    non-current assets                                   67,000     (105,000)
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities           (1,635,000)    (317,000)
   Estimated liabilities of discontinued operations    (119,000)      49,000
   Deferred compensation, deferred pension
    liability, and accrued postemployment benefits      280,000      205,000
   Domestic and foreign income taxes                     15,000      (43,000)
   Other long-term liabilities                          (73,000)      83,000
                                                     ----------   ----------
     Total adjustments                                1,673,000    3,839,000
                                                     ----------   ----------
Net cash provided by operating activities             3,092,000    4,868,000
                                                     ----------   ----------

               GRAHAM CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                         Six Months Ended
                                                           September 30,
                                                         1997       1996
                                                         ----       ----

Investing activities:
 Purchase of property, plant and equipment             (336,000)    (316,000)
 Proceeds from sale of property, plant and
  equipment                                                            7,000
 Purchase of marketable securities                   (2,851,000)  (2,170,000)
 Proceeds from maturity of marketable securities      1,156,000    1,081,000
                                                     ----------   ----------
 Net cash used by investing activities               (2,031,000)  (1,398,000)
                                                     ----------   ----------
Financing activities:
 Increase in short-term debt                            144,000      209,000
 Proceeds from issuance of long-term debt             5,441,000      200,000
 Principal repayments on long-term debt              (7,066,000)  (2,507,000)
 Issuance of common stock                               861,000        7,000
                                                     ----------   ----------
 Net cash used by financing activities                 (620,000)  (2,091,000)
                                                     ----------   ----------
 Effect of exchange rate on cash                                      11,000
                                                     ----------   ----------
 Net increase (decrease) in cash and equivalents        441,000    1,390,000

 Cash and equivalents at beginning of period            854,000      551,000
                                                     ----------   ----------
 Cash and equivalents at end of period               $1,295,000   $1,941,000
                                                     ==========   ==========

               GRAHAM CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL INFORMATION
                       SEPTEMBER 30, 1997

----------------------------------------------------------------------------
NOTE 1 - INVENTORIES:
----------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                        9/30/97       3/31/97
                                        -------       -------
Raw materials and supplies           $ 2,694,000   $ 2,450,000
Work in process                        2,670,000     3,985,000
Finished products                      1,305,000     1,163,000
                                     -----------   -----------
                                       6,669,000     7,598,000
Less - progress payments               1,196,000       989,000
                                     -----------   -----------
                                     $ 5,473,000   $ 6,609,000
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

----------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT:
----------------------------------------------------------------------------
     Actual interest paid was $141,000 and $171,000 for the six months ended September 30, 1997 and 1996, respectively. In addition, actual income taxes paid were $709,000 for each of the six months ended September 30, 1997 and 1996.

----------------------------------------------------------------------------
NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------------------------------------
     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company's current EPS calculation conforms to diluted EPS. Diluted EPS will not be materially different from basic EPS since potential common shares in the form of stock options are not materially dilutive.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No.
130 is effective for fiscal years beginning after December 31, 1997 and is not expected to have a material effect on the Company's financial statements.

     SFAS No. 131 establishes standards for reporting information about operating segments by public companies in their financial statements. It also establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating what impact this standard will have on its disclosures.

                       GRAHAM CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                       SEPTEMBER 30, 1997

Results of Operations
---------------------
     Sales increased 15% in the second quarter 1997 compared to 1996. Sales for the second quarter increased 22% in the United States and decreased 47% in the United Kingdom compared to 1996. Sales for the six months ended September 30, 1997 exceeded sales for the same period last year by 2%. Sales in the United States increased 4% while sales in the United Kingdom declined 17% from the same period last year. The increased sales in the United States is attributable to production efficiencies which resulted in certain projects being completed ahead of schedule. The decrease in the United Kingdom sales is reflective of a decline in orders during the first and second quarters due to the strength of Pound Sterling.

     Cost   of  sales  as  a  percent  of  sales  for  the  second   quarter
1997 was 66% compared to 70% a year ago. Cost of sales as a percent of sales for the three month period was 67% in the United States compared to 71% last year and 45% in the United Kingdom compared to 62% last year. For the six months, cost of sales as a percent of sales was 67% compared to 71% a year ago. In the United States, the cost of sales percentage was 68% compared to
71%   last  year  and  in  the  United  Kingdom  it  was  61%  compared   to
66% for the same period last year. The favorable percentages for the United States subsidiary is attributable to a reduction in material costs. In the United Kingdom the improvement is due primarilly to product mix and lower production overhead expenses.

      Selling, general and administrative expenses increased 21% from the second quarter of 1996, and represent 24% of sales as compared to 23% in 1996. For the six months ended September 30, 1997, selling, general and administrative expenses are up 10% as compared to the same period in 1996 and were 24% of sales compared to 22% in 1996. These increases are primarily attributable to the hiring of additional sales personnel and
higher    selling   expenses   which   are   directly   related    to    the
increase in sales.

     Interest expense for the second quarter and six month period decreased 10% and 23%, respectively, as compared to the same periods in 1996. These decreases reflect lower interest rates and minimal borrowing on the United States revolving credit facility due to strong cash flow experienced throughout the year.

     The  effective  income  tax  rate  for  the  second  quarter  and   six
month   period  in  1997  was  34%  which  is  relatively  consistent   with
the 1996 effective tax rate of 39% for the same periods.

Financial Condition
-------------------
     The financial condition of the Company has improved during fiscal year 1997. Working capital of $11,364,000 at September 30, 1997 compares to $10,272,000 at March 31, 1997. This working capital increase reflects a decrease in current assets of

$653,000 and a decrease in current liabilities of $1,745,000. The decrease in current assets related primarily to a decrease in accounts receivable due to timing of collections from customers and a decline in inventory due to the significant sales volume in
the   second   quarter.   This  decrease  was  offset  by  an  increase   in
cash and equivalents and marketable securities. The decrease in current liabilities reflects the decline in accounts payable which is attributable to timing of purchases. The current ratio at September 30, 1997 is 2.47 compared to 2.08 at March 31, 1997.

     Capital expenditures for the six month period were $336,000 compared to $316,000 for the same period in 1996. Commitments for capital expenditures as of September 30, 1997 were approximately $100,000.

     Short   term  debt  increased  $143,000  from  March  31,  1997   which
relates to borrowings by the United Kingdom for working capital needs. Total long-term debt decreased $1,720,000 due to paydowns on the United States revolving line of credit. The long-term debt to equity ratio is 10% compared to 26% at March 31, 1997 and the total liabilities to assets ratio is 51% compared to 60% at
March 31, 1997. These ratios reflect management's success in its efforts to reduce debt.

     Management   expects   that   the  cash  flow   from   operations   and
lines   of   credit   will  provide  sufficient  resources   to   fund   the
fiscal year 1998 cash requirements.


New Orders and Backlog
----------------------
     New orders for the second quarter were $16,472,000 compared to $10,269,000 for the same period last year. New orders in the
United States were $15,792,000 compared to $9,282,000 for the same period in 1996. New orders in the United Kingdom were $680,000 compared to $987,000 for the same quarter last year.

     For the first half of the fiscal year new orders were $37,260,000 compared to $27,529,000 for the comparable six month period of 1996. New orders in the United States were $35,438,000 for the six month period compared to $25,056,000 for the same period last year and new orders in the United Kingdom were $1,822,000 compared to $2,473,000 in 1996. The substantial increase in new orders in the United States is mainly attributable to large contracts for export while the decline in the United Kingdom is due to the high value of the Pound Sterling.

      Backlog of unfilled orders at September 30, 1997 is $31,489,000 compared to $23,026,000 at this time a year ago and $22,348,000 at March 31, 1997. Current backlog in the United
States   of   $30,377,000  compares  to  $21,011,000  at   March   31,  1997
and   $22,066,000   at  September  30,  1996.   Current   backlog   in   the
United Kingdom of $1,112,000 compares to $1,337,000 at March 31, 1997 and $960,000 at September 30, 1996. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

                       GRAHAM CORPORATION

                            FORM 10-Q

                       SEPTEMBER 30, 1997

                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

            a.   See index to exhibits.

            b.   No   reports   on   Form  8-K  were  filed   during   the
                 quarter  ended September 30, 1997.



















                           SIGNATURES

     Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of
1934,  the  registrant  has  duly  caused  this  report  to  be  signed   on
its behalf by the undersigned thereunto duly authorized.


                                GRAHAM CORPORATION


                                s\J. R. Hansen
                                _________________________________
                                J. R.Hansen
                                Vice President Finance &
                                  Administration / CFO

Date 11/7/97

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