Form 10-Q
period 1997-12-31
GRAHAM CORP
filed 1998-02-09
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15  (d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended December 31,1997
                       OR
[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15  (d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _______________

Commission File Number 1-8462

GRAHAM CORPORATION
(Exact name of registrant as specified in its charter.)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES    X       NO ______
As of February 9, 1998 there were outstanding 1,690,595 shares of common stock, $.10 par value.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                         DECEMBER 31, 1997

                  PART I - FINANCIAL INFORMATION


































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of December 31, 1997 and for the three month and nine month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 1997 and its results of operations for the three month and nine month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                        December 31,    March 31,
                                            1997           1997
                                            ----           ----
Assets
Current Assets:
 Cash and equivalents                  $ 2,492,000    $   854,000
 Marketable securities                   3,405,000        548,000
 Trade accounts receivable               7,301,000     10,388,000
 Inventories                             7,439,000      6,609,000
 Deferred tax asset                        841,000        841,000
 Prepaid expenses and other current
   assets                                  511,000        507,000
                                       -----------    -----------
                                        21,989,000     19,747,000
                                       -----------    -----------
Property, plant and equipment, net       9,519,000      9,490,000
Deferred tax asset                       1,894,000      1,894,000
Other assets                                39,000         65,000
                                       -----------    -----------
                                       $33,441,000    $31,196,000
                                       ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                        December 31,    March 31,
                                            1997           1997
                                            ----           ----

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt due banks             $    59,000
 Current portion of long-term debt         475,000    $   479,000
 Accounts payable                        3,790,000      3,887,000
 Accrued compensation                    3,989,000      3,100,000
 Accrued expenses and other
   liabilities                             801,000      1,056,000
 Customer deposits                       1,384,000        509,000
 Domestic and foreign income taxes
   payable                                 320,000        212,000
 Estimated liabilities of
   discontinued opertions                   61,000        232,000
                                       -----------    -----------
                                        10,879,000      9,475,000
Long-term debt                             952,000      2,764,000
Deferred compensation                    1,022,000      1,170,000
Deferred tax liability                      31,000         31,000
Other long-term liabilities                209,000        302,000
Deferred pension liability               1,688,000      1,765,000
Accrued postretirement benefits          3,256,000      3,179,000
                                       -----------    -----------
 Total liabilities                      18,037,000     18,686,000
                                       -----------    -----------
Shareholders' equity:
 Preferred stock, $1 par value -
   Authorized, 500,000 shares
 Common stock, $.10 par value -
   Authorized, 6,000,000 shares
   Issued 1,688,795 shares on
    December 31, 1997 and 1,587,655
    on March 31, 1997                      169,000        159,000
 Capital in excess of par value          4,231,000      3,226,000
 Cumulative foreign currency
   translation adjustment               (1,804,000)    (1,812,000)
 Retained earnings                      13,283,000     11,568,000
                                       -----------    -----------
                                        15,879,000     13,141,000
Less:
 Treasury Stock                                            (6,000)
 Employee Stock Ownership Plan Loan
   Payable                                (475,000)      (625,000)
                                       -----------    -----------
Total shareholders' equity              15,404,000     12,510,000
                                       -----------    -----------
                                       $33,441,000    $31,196,000
                                       ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Three Months            Nine Months
                                ended December 31,      ended December 31,
                                 1997        1996        1997        1996
                                 ----        ----        ----        ----
Net Sales                   $11,914,000  $13,609,000  $38,601,000  $39,723,000
                            -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold        8,292,000    9,137,000   26,271,000   27,569,000
 Selling, general and
  administrative              3,161,000    2,764,000    9,568,000    8,572,000
 Interest expense                61,000       49,000      201,000      229,000
                            -----------  -----------  -----------  -----------
                             11,514,000   11,950,000   36,040,000   36,370,000
                            -----------  -----------  -----------  -----------
Income before income taxes      400,000    1,659,000    2,561,000    3,353,000
Provision for income taxes      104,000       (9,000)     846,000      656,000
                            -----------  -----------  -----------  -----------
Net income                      296,000    1,668,000    1,715,000    2,697,000

Retained earnings at
beginning of period          12,987,000    9,247,000   11,568,000    8,218,000
                            -----------  -----------  -----------  -----------
Retained earnings at end
 of period                  $13,283,000  $10,915,000  $13,283,000  $10,915,000
                            ===========  ===========  ===========  ===========
Per Share Data:

Net income:  Basic                 $.18        $1.05        $1.04        $1.70
                                   ====        =====        =====        =====
             Diluted               $.17        $1.03        $1.01        $1.67
                                   ====        =====        =====        =====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                        December 31,
                                                       1997       1996
                                                       ----       ----
Operating activities:
 Net income                                         $1,715,000  $2,697,000
                                                    ----------  ----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        782,000     688,000
  (Gain) Loss on sale of property, plant
   and equipment                                         1,000     (40,000)
  (Increase) Decrease in operating assets:
   Accounts receivable                               3,094,000      81,000
   Inventory, net of customer deposits                  51,000     (22,000)
   Prepaid expenses and other current and
     non-current assets                                 (3,000)   (273,000)
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
     accrued expenses and other liabilities            531,000   1,533,000
   Estimated liabilties of discontinued
     operations                                       (173,000)    (54,000)
   Deferred compensation, deferred pension
     liability, and accrued postemployment
     benefits                                         (151,000)    311,000
   Domestic and foreign income taxes                   108,000     106,000
   Other long-term liabilities                         (93,000)     78,000
   Deferred income taxes                                          (454,000)
                                                    ----------  ----------
     Total adjustments                               4,147,000   1,954,000
                                                    ----------  ----------
 Net cash provided by operating activities           5,862,000   4,651,000
                                                    ----------  ----------

                GRAHAM CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                      Nine Months Ended
                                                        December 31,
                                                       1997       1996
                                                       ----       ----

Investing activities:
 Purchase of property, plant and equipment            (766,000) (1,190,000)
 Proceeds from sale of property, plant and
  equipment                                             11,000      60,000
 Purchase of marketable securities                  (7,313,000) (2,177,000)
 Proceeds from maturity of marketable
  securities                                         4,452,000   1,432,000
                                                    ----------  ----------
 Net cash used by investing activities              (3,616,000) (1,875,000)
                                                    ----------  ----------
Financing activities:
 Increase (Decrease) in short-term debt                 59,000    (355,000)
 Proceeds from issuance of long-term debt            5,441,000     915,000
 Principal repayments on long-term debt             (7,129,000) (2,658,000)
 Issuance of common stock                            1,008,000       8,000
 Sale of treasury stock                                 13,000
                                                    ----------  ----------
 Net cash used by financing activities                (608,000) (2,090,000)
                                                    ----------  ----------
 Effect of exchange rate on cash                                    26,000
                                                    ----------  ----------
 Net increase in cash and equivalents                1,638,000     712,000

 Cash and equivalents at beginning of period           854,000     551,000
                                                    ----------  ----------
 Cash and equivalents at end of period              $2,492,000  $1,263,000
                                                    ==========  ==========

  GRAHAM CORPORATION AND SUBSIDIARIES / NOTES TO FINANCIAL INFORMATION
                         December 31, 1997

NOTE 1 - INVENTORIES:
   Major classifications of inventories are as follows:

                                        12/31/97       3/31/97
                                        --------       -------
Raw materials and supplies           $ 2,357,000    $ 2,450,000
Work in process                        5,681,000      3,985,000
Finished products                      1,116,000      1,163,000
                                     -----------    -----------
                                       9,154,000      7,598,000
Less - progress payments               1,715,000        989,000
                                     -----------    -----------
                                     $ 7,439,000    $ 6,609,000
                                     ===========    ===========

NOTE 2 - EARNINGS PER SHARE:
   The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. In accordance with this new standard, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common and, when applicable, potential common shares outstanding during the period. All prior period earnings per share amounts have been restated to reflect this change. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

                                Three months           Nine months
                             ended December 31,    ended December 31,
                              1997       1996         1997      1996
                              ----       ----         ----      ----
Basic earning per share
 Numerator:
  Net income              $  296,000  $1,668,000  $1,715,000  $2,697,000
                          ----------  ----------  ----------  ----------
 Denominator:
  Weighted common shares
   outstanding             1,686,000   1,586,000   1,641,000   1,586,000
  Share equivalent units
   (SEU) outstanding                       3,000                   3,000
                          ----------  ----------  ----------  ----------
  Weighted average shares
   and SEU's outstanding   1,689,000   1,586,000   1,644,000   1,586,000
                          ----------  ----------  ----------  ----------
Basic earnings per share        $.18       $1.05       $1.04       $1.70
                                ====       =====       =====       =====

                                Three months           Nine months
                             ended December 31,    ended December 31,
                              1997       1996         1997      1996
                              ----       ----         ----      ----
Diluted earnings per share
 Numerator:
  Net income              $  296,000  $1,668,000  $1,715,000  $2,697,000
                          ----------  ----------  ----------  ----------
 Denominator:
  Weighted average shares
   and SEU's outstanding   1,689,000   1,586,000   1,644,000   1,586,000
  Stock options
   outstanding                38,000      22,000      48,000      24,000
  Contingently issuable
   SEU's                       3,000       4,000       2,000       4,000
                          ----------  ----------  ----------  ----------
  Weighted average common
   and potential common
   shares outstanding      1,730,000   1,612,000   1,694,000   1,614,000
                          ----------  ----------  ----------  ----------
Diluted earnings per
 share                          $.17       $1.03       $1.01       $1.67
                                ====       =====       =====       =====

   Options to purchase 55,200 shares of common stock at $21.44 per share and 11,250 shares at $21.25 were granted during the third quarter of fiscal year 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in October 2007, were still outstanding at December 31, 1997.

NOTE 3 - CASH FLOW STATEMENT:
   Actual interest paid was $201,000 and $224,000 for the nine months ended December 31, 1997 and 1996, respectively. In addition, actual income taxes paid were $738,000 and $1,000,000 for the nine months ended December 31, 1997 and 1996.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS
   In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997 and is not expected to have a material effect on the Company's financial statements.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS (concluded)
   SFAS No. 131 establishes standards for reporting information about operating segments by public companies in their financial statements. It also establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating what impact this standard will have on its disclosures.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                         December 31, 1997

Results of Operations
---------------------
   Sales decreased 12% in the third quarter of fiscal year 1998 compared to the same period in 1996. Sales for the third quarter declined 16% in the United States and increased 27% in the United Kingdom compared to 1996. Sales for the nine months ended December 31, 1997 were less than sales for the same period last year by 3%. Sales in both the United States and United Kingdom decreased 3% from the same period last year. The reduced sales in the United States is primarily attributable to sales volume as one significant job did not ship in the third quarter as originally scheduled. Sales for the fourth quarter are expected to substantially exceed third quarter sales which is typical of the Company's business cycle. The increase in the United Kingdom third quarter sales is due to the completion of a large contract and an increase in new orders with short production cycles allowing the equipment to be manufactured and shipped within the quarter. The decline in United Kingdom sales for the nine month period is reflective of the fierce competition encountered in obtaining new orders due to the strength of the Pound Sterling.

   Cost of sales as a percent of sales for the third quarter was 70% compared to 67% a year ago. Cost of sales as a percent of sales for the three month period was 70% in the United States compared to 67% last year and 65% in the United Kingdom compared to 64% last year. For the nine months, cost of sales as a percent of sales was relatively consistent at 68% compared to 69% a year ago. In the United States, the cost of sales percentage was 69% compared to 70% last year and in the United Kingdom it improved to 63% from 65% for the same period last year. The unfavorable percentages for the third quarter are attributable to product mix and the impact of production overhead expenses remaining constant while sales declined. The improvement in the cost of sales percentages for the nine month period is due to a reduction in material costs.

   Selling, general and administrative expenses were 14% greater in the third quarter compared to the same period in 1996, and represented 27% of sales compared to 20% in 1996. For the nine month period, selling, general and administrative expenses increased 12% as compared to 1996 and were 25% of sales compared to 22% in 1996. These increases are primarily attributable to the hiring of additional sales personnel and higher selling expenses incurred as part of the implementation of the U.S. subsidiary's strategic marketing plan. In addition, the United Kingdom subsidiary recognized a restructuring charge in the third quarter as a result of downsizing the work force.

   Interest expense for the third quarter of fiscal year 1998 exceeded interest expense for the comparable three month period of 1996 by 24% due to additional borrowing by the United Kingdom operation. For the nine month period, interest expense declined 12% as compared to 1996. This decrease mainly reflects lower interest rates and minimal borrowing on the United States revolving credit facility.

   The effective income tax rates for the third quarter and nine month period of fiscal year 1998 were 26% and 33%, respectively. The favorable tax rate for the quarter resulted from the determination that certain United Kingdom tax losses will be utilized this year. The 1996 effective tax rates for the three months and nine months ended December 31, 1996 were unusually low due to the utilization of United Kingdom corporate expenses to offset income and a decrease in the valuation allowance.


Financial Condition
-------------------
   The financial condition of the Company has improved since March 31, 1997. Working capital of $11,110,000 at December 31, 1997 compares to $10,272,000 at the end of March. This working capital increase reflects an increase in current assets and current liabilities of $2,242,000 and $1,404,000, respectively. The increase in current assets related primarily to an increase in cash and equivalents and marketable securities offset by a decrease in accounts receivable due to a decline in sales. The increase in current liabilities is due to an increase in progress payments received from customers for jobs in process and an increase in accrued compensation related to the timing of the accrual and payment of certain benefits. The current ratio at December 31, 1997 is 2.02 compared to 2.08 at March 31, 1997.

   Capital expenditures for the nine month period were $766,000 compared to $1,190,000 for the same period in 1996. Commitments for capital expenditures as of December 31, 1997 were approximately $400,000.

   Short term debt at December 31, 1997 was $59,000 which compares to a zero balance at March 31, 1997. This represents borrowings in the United Kingdom for working capital needs. Total long term debt decreased $1,816,000 due primarily to paydowns on the United States revolving line of credit. The long term debt to equity ratio is 9% compared to 26% at March 31, 1997 and the total liabilities to assets ratio is 54% compared to 60% at March 31, 1997.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the 1998 cash requirements.


New Orders and Backlog
----------------------
   New orders for the third quarter were $11,951,000 compared to $16,081,000 for the same period last year. New orders in the United States were $10,981,000 compared to $14,838,000 for the same period in 1996. New orders in the United Kingdom were $970,000 compared to $1,243,000 for the same quarter last year.

   For the nine month period, new orders were $49,211,000 compared to $43,610,000 for the comparable nine month period of 1996. New orders in the United States were $46,419,000 compared to $39,894,000 for the same period last year and new orders in the United Kingdom were $2,792,000 compared to $3,716,000 in 1996. Although new orders in the United States for the third quarter were below expectations due to project delays at the contractor level,

New Orders and Backlog (concluded)
----------------------------------
year-to-date order intake has been very good due to strong market conditions. The difficulty in obtaining new orders in the United Kingdom is attributable to competition and the strength of the Pound Sterling in relation to other European currencies. In light of the recent events in the Far East, the Company anticipates increased competition in obtaining new orders from the Asian markets, and, therefore, will focus its efforts on other markets that have not been as severely impacted by the Asian crisis.

   Backlog of unfilled orders at December 31, 1997 is $31,549,000 compared to $25,578,000 at this time a year ago and $22,348,000 at March 31, 1997. Current backlog in the United States of $30,994,000 compares to $21,011,000 at March 31, 1997 and
$24,514,000 at December 31, 1996. Current backlog in the United Kingdom of $555,000 compares to $1,337,000 at March 31, 1997 and $1,064,000 at December 31, 1996. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


Other Matters
-------------
   On January 29, 1998, the Board of Directors authorized a repurchase of up to 100,000 shares of the Company's common stock. This action reflects management's confidence in the future of the business and is another way to utilize the Company's resources to add to shareholder value.

                        GRAHAM CORPORATION

                             FORM 10-Q

                         DECEMBER 31, 1997

                    PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

        a. See index to exhibits.

        b. No reports on Form 8-K were filed during the quarter ended December 31, 1997.




















                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GRAHAM CORPORATION



                              s\J. R. Hansen
                              _____________________________________
                              J. R. Hansen
                              Vice President Finance &
                               Administraton / CFO


Date 02/09/98

                         INDEX OF EXHIBITS


 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

      Not applicable.

 (4) Instruments defining the rights of security holders, including indentures

      (a)  Equity securities

           The instruments defining the rights of the holders of Registrant's equity securities are as follows:

            Certificate of Incorporation, as amended of Registrant (filed as Exhibit 3(a) to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.)

            By-laws of registrant, as amended (filed as Exhibit 3(ii) to the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995, and is incorporated herein by referenced.)

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

(11)  Statement re-computation of per share earnings

      Computation of per share earnings is included in Note 2 of the Notes to Financial Information.

(15)  Letter re-unaduited interim financial information

      Not applicable.

-------------------------

(18)  Letter rechange in accounting principles

      Not Applicable.

(19)  Report furnished to security holders

      None.

(22) Published report regarding matters submitted to vote of security holders

      None.

(23)  Consents of experts and counsel

      Not applicable.

(24)  Power of Attorney

      Not applicable.

(27)  Financial Data Schedule

      Financial Data Schedule is included herein as Exhibit 27 of this report.

(99)  Additional exhibits

      None.