Form 10-K
period 1998-03-31
GRAHAM CORP
filed 1998-06-26
CIK 716314

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended March 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to ___________.

COMMISSION FILE NUMBER 1-8462
                       ------

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


Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK (Par Value $.10)                  American Stock Exchange
-----------------------------                  ---------------------------------
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

                           YES  X   NO
                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 1998 was $26,565,416.

As of June 15, 1998, there were outstanding 1,585,995 shares of common stock, $.10 par value. As of June 15, 1998, there were outstanding 1,585,995 common stock purchase rights.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Notice of Meeting and Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

An Exhibit Index is located at page 62 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

A cross reference sheet appears as the final page of this filing setting forth item numbers and captions of Form 10-K and the pages of the Registrant's Proxy Statement for 1998 Annual Meeting of Stockholders where the corresponding information appears.

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

UNITED STATES OPERATIONS:

                  During the Fiscal Year ended March 31, 1998 ("FY 1997-98") the Registrant's U.S. operations consisted of one independent subsidiary, namely, Graham Manufacturing Co., Inc. (GMC).

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

                  FY 1997-98 sales for GMC were $51.8 million, the highest in the Company's history.

                  New orders in FY 1997-98 were $59.7 million, up 19% from the last full fiscal year, with a strong fourth quarter contributing to a year end backlog of $27.3 million, comparing to $24.5 million in backlog on December 31, 1996 and $21.0 million on March 31, 1997. This increase was due mainly to growth in the condenser business. These gains were augmented by marginally higher orders in FY 1997-98 for ejectors and significantly higher sales of plate heat exchangers. Sales of water heaters also showed significant growth. The chemical and refinery markets continued to be important, accounting for slightly less than half of the revenue for FY 1997-98. U.S. domestic power industry sales increased and smaller markets such as HVAC and fibers demonstrated an aggregate modest increase, with significant increase seen in the fertilizer market.

                  Margins were uniformly favorable across all products lines.

                  GMC export sales reached 49% in FY 1997-98, off about 1% from the previous full fiscal year. More than half of these export sales went to Asia. Most of the growth in GMC's exports in recent years has been attributable to a significant increase in shipments to South America and Asia; in FY 1997-98 sales to South America declined, while sales to Asia were 61% higher than for the fiscal year 1996, the last previous full fiscal year. The Company expects exports to remain a significant part of its business in FY 1998-99, although export sales, and sales to Asia particularly, are expected to be affected by Asian financial uncertainties.

                  Employment at GMC as of March 31, 1998 was 341.


UNITED KINGDOM OPERATIONS:

                  During FY 1997-98, Graham Corporation owned one manufacturing subsidiary in the United Kingdom, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire. Ownership was through its U.K. holding company, Graham Vacuum & Heat Transfer Limited. Graham Vacuum and Heat Transfer Limited (GPPL) has no employees.


GRAHAM PRECISION PUMPS LIMITED - Congleton, Cheshire

                  GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

                  Sales for FY 1997-98 stood at $5,929,000. While it resulted in a profit, this figure was marginally down from the last full fiscal year. Sluggish bookings in the domestic U.K. and export markets reflect the high value of the pound sterling in relation to other currencies.

                  The contribution remained healthy and this, together with further cost reductions in addition to those imposed in 1996, yielded profitability in excess of the budget for the year.

                  The Company will continue its marketing effort to further improve its position and increase its market share, primarily in the U.K. and the U.S. markets.

                  As of March 31, 1998 employment stood at 63.

CAPITAL EXPENDITURES

                  The Registrant's capital expenditures for FY 1997-98 amounted to $1,400,000. Of this amount, $1,334,000 was for GMC and $66,000 was for GPPL.

 (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         (1)      INDUSTRY SEGMENTS AND (2) INFORMATION AS TO LINES OF BUSINESS

                  Graham Corporation operates in only one industry segment which is the design and manufacture of vacuum and heat transfer equipment. The information required under this item regarding this industry segment is set forth in statements contained in Notes 1 and 3 to the Consolidated Financial Statements on pages 23-26 and 28 of the Annual Report on Form 10-K.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         (1)      BUSINESS DONE AND INTENDED TO BE DONE

                          (i)    PRINCIPAL PRODUCTS AND MARKETS

                                 The Registrant designs and manufactures vacuum
and heat transfer equipment, primarily custom built. Its products include steam jet ejector vacuum systems, surface condensers for steam turbines, liquid ring vacuum pumps and compressors and various types of heat exchangers including helical coil exchangers marketed under the registered name "Heliflow" and plate and frame exchangers. These products function to produce a vacuum or to condense steam or otherwise transfer heat, or any combination of these tasks. They accomplish this without involving any moving parts and are available in all metals and in many non-metallic and corrosion resistant materials as well.

                                 This equipment is used in a wide range of
industrial process applications: power generation facilities, including fossil fuel plants and nuclear plants as well as cogeneration plants and geothermal power plants that harness naturally occurring thermal energy; petroleum refineries; chemical plants; pharmaceutical plants; plastics plants; fertilizer plants; breweries and titanium plants; liquefied natural gas production and soap manufacturing; air conditioning systems; food processing plants and other process industries. Among these the principal markets for the Registrant's products are the chemical, petrochemical, petroleum refining, and electric power generating industries. The Registrant's equipment is sold by a combination of direct company sales engineers and independent sales representatives located in over 40 major cities in the United States and abroad.

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

                        (iii)    SOURCES AND AVAILABILITY OF RAW MATERIALS

                                 Registrant experienced no serious material
shortages in FY 1997-98.

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

                       (viii)    ORDER BACKLOG

                                 Backlog of unfilled orders at March 31, 1998
was $28,199,000 compared to $22,348,000 at March 31, 1997, $25,578,000 at
December 31, 1996 and $21,837,000 at December 31, 1995.

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

                         (xi)    RESEARCH ACTIVITIES

                                 During the fiscal years ended December 31, 1995
and 1996, the three month transition period ending March 31, 1997 and in the fiscal year ended March 31, 1998, Registrant spent approximately $277,000, $375,000, $91,000 and $404,000 respectively on research activities relating to the development of new products or the improvement of existing products.

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

                       (xiii)    NUMBER OF PERSONS EMPLOYED

                                 On March 31, 1998, Registrant and its
subsidiaries employed 404 persons.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

                  (The information called for under this Item is set forth in Note 3 to Consolidated Financial Statements, on page 28 of this Annual Report on Form 10-K.)

ITEM 2.  PROPERTIES

                  United States: Registrant's corporate headquarters is located at 20 Florence Avenue, Batavia, New York.

                  Registrant's subsidiary, Graham Manufacturing Co., Inc., owns and operates a plant on approximately thirty-three acres in Batavia consisting of about 204,000 square feet in several connected buildings built over a period of time to meet increased space requirements, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. A 14,000 square foot extension to the Heavy Fabrication Building was completed in 1991.

                  Graham Manufacturing Co., Inc.'s principal offices are in a 45,000 square-foot building located in Batavia adjacent to its manufacturing facilities which is owned by the Company.

                  The plant and office building have been pledged to secure certain domestic long-term borrowings.

                  Graham Manufacturing Co., Inc. leases U.S. sales offices in Clifton, New Jersey, Los Angeles and Houston.

                  United Kingdom: Registrant's subsidiary, Graham Precision Pumps Limited, has a 41,000 square-foot manufacturing facility located on 15 acres owned by that company in Congleton, Cheshire, England.

                  Assets of the Registrant with a book value of $29,604,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of Registrant's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $3,908,000.

ITEM 3.  LEGAL PROCEEDINGS

                  The United States Environmental Protection Agency has notified the Company's wholly-owned subsidiary, Graham Manufacturing Co., Inc. ("GMC"), that it is a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. Total remediation expenses for the site are currently estimated at $10.4 million. Based on facts and circumstances currently known to GMC and the Company, GMC's contribution to the site of material deemed hazardous was minor. In 1996, the Company recorded a $260,000 provision for the estimated costs, including legal costs, in connection with this matter based on the currently available information and assuming a reasonable pro-rata allocation. The related liability at March 31, 1998 was $250,000 and is included in the caption "Other Long-Term Liabilities" in the Consolidated Balance Sheet.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  (Not applicable)


                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

(a) The information called for under this Item is set forth under Item 8, "Financial Statements and Supplementary Data," in the Statement of Quarterly Financial Data appearing on page 48 of this Annual Report on Form 10-K.

(b) On June 15, 1998, there were approximately 345 holders of the Registrant's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On June 15, 1998, the closing price of the Registrant's common stock on the American Stock Exchange was $16.75 per share.

(c) The Registrant has not paid a dividend since January 4, 1993, when it paid a dividend of $.07 per share. Currently it does not have plans to resume paying a dividend in the foreseeable future. Restrictions on dividends are described in
Note 7 to the Consolidated Financial Statements, to be found on pages 32 to 33 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA


----------------------------------------------------------------------------------------------------------------------------

                                           GRAHAM CORPORATION - TEN YEAR REVIEW
Operations:                      1998                1997                1996              1995 (1)           1994 (1)
----------------------------------------------------------------------------------------------------------------------------

Net Sales                  $56,206,000        $14,257,000         $51,487,000         $50,501,000         $46,467,000
Gross Profit                18,083,000          4,080,000          15,463,000          13,257,000          12,153,000
Income (Loss) From
  Continuing Operations      3,766,000            621,000           3,102,000           1,361,000               9,000
Dividends

Common Stock:
----------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss)
  From Continuing
  Operations Per Share            2.27                .39                1.96                  .86                .01
Diluted Earnings (Loss)
  From Continuing
  Operations Per Share            2.21                .38                1.93                 .86                 .01
Dividends Per Share

Financial Data:
----------------------------------------------------------------------------------------------------------------------------

Working Capital             12,459,000         10,300,000           8,239,000           7,093,000           6,819,000
Capital Expenditures         1,400,000            237,000           1,291,000             204,000             412,000
Depreciation                   905,000            249,000             892,000             927,000           1,027,000
Total Assets                37,030,000         31,224,000          30,494,000          29,499,000          29,927,000
Long-Term Debt                 859,000          2,764,000           1,442,000           3,303,000           5,161,000
Shareholders' Equity        17,775,000         12,538,000          11,915,000           8,426,000           7,045,000



The financial data presented for 1998 is for the fiscal year ended March 31, 1998. The financial data presented for 1997 is for the three month transition period ended March 31, 1997. The financial data presented for 1996-1988 is for the respective calendar year ending December 31.


(1) Per share data has been adjusted to reflect a three-for-two stock split on July 25,1996.



----------------------------------------------------------------------------------------------------------------------------

                                             GRAHAM CORPORATION - TEN YEAR REVIEW
    1993              1992                   1991                   1990                   1989                   1988
----------------------------------------------------------------------------------------------------------------------------

$44,592,000    $47,514,000          $70,368,000             $68,042,000            $62,226,000            $62,360,000
 11,661,000      9,234,000           18,825,000              16,739,000             16,661,000             16,768,000

    481,000     (2,153,000)           2,421,000               1,195,000              3,980,000              1,843,000
                   293,000              289,000                 283,000                 97,000


----------------------------------------------------------------------------------------------------------------------------



        .31          (1.37)                1.56                     .79                   2.70                   1.25


        .31          (1.37)                1.55                     .77                   2.65                   1.25
                       .28                  .28                     .28                    .10


----------------------------------------------------------------------------------------------------------------------------

  7,075,000      9,601,000           12,220,000               9,531,000              8,493,000              5,880,000
    513,000      9,213,000            2,553,000               2,702,000              2,622,000              1,749,000
  1,349,000      1,385,000            1,317,000               1,175,000              1,003,000                982,000
 41,388,000     45,573,000           42,023,000              41,731,000             37,545,000             35,537,000
  6,102,000      9,491,000            7,560,000               4,708,000              3,620,000              4,749,000
 14,793,000     14,564,000           14,905,000              14,317,000             12,936,000              9,355,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Management's discussion and analysis reviews the Company's financial operating results for the years ended March 31, 1998, December 31, 1996 and 1995 and the three-month period ended March 31, 1997 and its financial condition at March 31, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting sales, net earnings, and financial condition. This review should be read in conjunction with the consolidated financial statements, the related Notes to Consolidated Financial Statements, and the Ten-Year Review.

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


ANALYSIS OF CONSOLIDATED OPERATIONS

1998 COMPARED TO 1996

                  Consolidated sales were $56,206,000 for the fiscal year ended March 31, 1998 compared to $51,487,000 for the twelve months ended December 31, 1996. Sales from U.S. operations were 11% greater for the current period as a result in increased surface condenser and ejector sales. Sales in 1998 were the highest in Graham Manufacturing Company's history and were particularly benefited by a few large condenser orders. Sales from U. K. operations were down about 2% for 1998. The strong Pound Sterling compared to other world currencies gave Graham Precision Pumps great difficulty. The Pound, compared to the Deutsche Mark and French Franc, reached a nine year high.

                  Consolidated gross profit margins were 32% in 1998 and 30% in 1996. Domestically, margins rose as a result of strong demand for the Company's products in general and, in particular, a few excellent large orders, among them a geothermal condenser order. Despite currency disadvantages, U.K. operations were able to maintain their gross profit margin percentages from 1996 to 1998. Sales per employee in the U.K. rose from $84,000 to $97,000.

                  Selling, general and administrative expenses remained steady from 1996 at 22% of sales.

                  Interest expense declined to about 0.4% of consolidated sales from 0.7% in 1996. Since 1994, when bank debt was equal to 77% of equity, the Company has managed to reduce this ratio to 9% in 1996 and 4% currently.

                  The effective income tax rate for 1998 was 31%, up from 22% but still below the statutory rate as a result of utilization of U.K. carryforward tax losses.

                  Net income for the current year was $3,766,000 or $2.21 diluted earnings per share. This compares to 1996 of $3,102,000 and $1.93 per share.


THREE MONTHS ENDED MARCH 1997

                  Effective April 1, 1997, the Company changed its year end from December 31 to March 31. The Company reported a transition period for the three months ended March 31, 1997.

                  Sales for the period were $14,257,000. The product lines that attributed substantially to the stronger than usual first quarter of the calendar year were surface condensers, ejectors and vacuum pumps. The gross profit margin for the period was 29% and represented a continuation of the excellent cost to price relationship the Company enjoyed going into and following this period. Selling, general and administrative expenses were 22% of sales for the three months. Due to low levels of borrowing on the U.S. revolving credit facility, interest expense for the period was minimal. The income tax provision for the three months was 34% of pre-tax income. On twenty-eight percent higher sales, net income for the transition period rose 113% over net income earned for the same three-month period one year earlier. This increase resulted from continued productivity gains, and strong demand worldwide for Graham's products.


1996 COMPARED TO 1995

                  As noted above, consolidated net sales in 1996 were $51,487,000, as compared to $50,501,000 in 1995. Sales from U.S. operations rose 1%. Surface condenser 1996 sales increased significantly over 1995. This increase was largely offset, however, by a reduction in ejector sales. Graham Precision Pumps 1996 sales increased 10% over the prior year. Slightly more than one-half of this increase was due to increased sales of pump packages.

                  Consolidated gross profit margins were 30% in 1996 and 26% in 1995. Gross profit margins from U.S. operations were 29% and 25% for 1996 and 1995, respectively. Compared to 1995, direct material and labor costs as a percent of sales declined by 4.9%.

In 1996 the gross profit percentage was improved 1% for out-of-period refunds in workers compensation insurance. Precision Pumps gross profit margins increased to 30% in 1996, up 2% over 1995. The improvement came as a result in reduced direct costs.

                  Selling, general and administrative expenses increased 11% in 1996. The increase was significantly attributed to incentive wage programs which vary subject to levels of profit. Included in SG&A expenses are Research & Development costs. Expenditures invested for product enhancements and new product development in 1996 increased substantially over 1995 and accounts for 11% of the overall SG&A increase over 1995.

                  Interest expense in 1996 decreased 42% from 1995 as a result of lower bank debt and the lower cost of money.

                  The effective income tax rate for 1996 was 22%. This exceptionally low rate was due to fuller utilization of U.K. tax benefits and a decrease in the deferred tax benefit valuation allowance. This reduction was attributed to the current pattern of generating taxable income on a consistent basis. The effective tax rate for 1995 of 43% was above the statutory rate of 39% due to an increase in state deferred tax assets.

                  Net income for 1996 was $3,102,000 or $1.93 per diluted share, as compared to $1,179,000, or $.75 per diluted share in 1995.

SHAREHOLDERS' EQUITY

                  Shareholders' Equity increased 42% in the current year. About 72% of this increase was due to net income and another 19% due to the exercise of stock options.

                  The three months ended March 31, 1997 resulted in increased equity of 5%, which was mostly due to earnings.

                  The year ended December 31, 1996 showed an increase in equity of 41% over December 31, 1995. Eighty-nine percent of this increase was due to earnings and 4% was generated from foreign currency translation adjustment.

                  During the three and one-quarter years ended March 31, 1998 the Company increased shareholders' equity 152%.


LIQUIDITY AND CAPITAL RESOURCES

1998 COMPARED TO 1996

                  As of March 31, 1998 the Company had consolidated working capital of $12,459,000. This represents a 51% increase over December 31, 1996. Included in current assets was cash and marketable securities of $6,495,000 or $3.92 per share. EBITDA (earnings before interest, income taxes, depreciation and amortization) per share for the current year was $4.03 compared to $3.32 for 1996.

                  Net cash provided from operations in 1998 was $7,259,000 compared to $4,726,000 for 1996. The favorable position was due to improved profits and the ability to obtain progress payments on jobs in work-in-progress. Inventories increased over balances on hand at March 31, 1997 largely due to the accounting change recognizing certain sales on the percentage-of-completion method. Capital expenditures in 1998 were $1,400,000 compared to 1996 of $1,291,000. Ninety-five percent of the capital expenditures were invested in the U.S. facilities. Consolidated capital budgets for 1999 call for an increase in expenditures of between 11-13%. There were no major capital expenditure commitments at March 31, 1998.

                  At December 31, 1998 the U.S. operation had an unused bank line of credit available of $10,947,000. The U.K. operation had an unused line of credit available of $716,000.

                  Management expects that cash flow from operations and lines of credit will provide sufficient resources to fund the 1999 cash requirements.


THREE MONTHS ENDED MARCH 31, 1997

                  There were no significant changes in the financial condition of the Company during the period compared to the year ended December 31, 1996. Consolidated working capital at March 31, 1997 was $10,300,000. Accounts receivable increased due to a 2% increase in sales in the first quarter compared to the fourth quarter of 1996. Current liabilities decreased mainly due to the timing of payments of accrued compensation benefits.

                  Total long-term debt increased $1,314,000 due to additional borrowings on the U.S. revolving credit facility for short term working capital needs.

                  Capital expenditures for the three-month period were $237,000.


1996 COMPARED TO 1995

                  Consolidated working capital increased 16% compared to 1995. The time taken to collect sales decreased 14% which resulted in an increase in cash and marketable securities at December 31, 1996 of $1,597,000 over 1995.

                  Net cash provided from operations in 1996 was $4,726,000 as compared to 1995 of $1,644,000. Cash generation was improved as a result of greater profits and an even quarterly sales pattern. Capital expenditures in 1996 and 1995 were $1,291,000 and $204,000, respectively. Cash resources in 1996 were used to retire U.S. long-term debt and invest in short-term bonds and commercial paper.

In 1995, cash was used to finance higher amounts of inventory and to pay a legal judgment rendered against Graham.


OTHER MATTERS

                  The Company is modifying its computer software to accommodate the year 2000. Internal related computer costs are anticipated to be minor. The Company does not anticipate incurring any external costs to be Year 2000 compliant. Where appropriate, Graham is obtaining confirmation from its significant suppliers and customers that they, too, are actively making the required changes. Graham is not aware of any problems at this time. Although Graham believes it will be Year 2000 compliant, the Company cannot assure anyone that its customers, suppliers, or governmental agencies will be ready.

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

                  The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
Graham uses derivatives for no other reason.

                  The Company's U.S. operations are governed by federal environmental laws, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Air Act, and the Clean Water Act, as well as state counterparts ("Environmental Laws"). Environmental Laws require that certain parties fund remedial actions regardless of fault, legality or original disposal or ownership of the site. The Company is currently participating in an environmental assessment at one site under these laws. Future remediation expenses at this site are subject to a number of uncertainties, including the method and extent of remediation (dependent, in part, on existing laws and technology), the percentage and type of material attributable to the Company, the financial viability of site owners and the other parties, and the availability of state and federal funds. The Company believes the costs to remediate its identified environmental project have been fully reserved for in the current financial statements (for additional information, see Note 13).

                  Graham Manufacturing sales to Asia over the past three years represented approximately 23% of the Company's consolidated sales. At present the Company believes doing business in Asia remains riskier than any other geographical area it sells to. It is believed Asia's economic and political problems will be resolved timely. For this reason, the Company plans to continue to vigorously pursue opportunities in this part of the world.


NEW ORDERS AND BACKLOG

                  Consolidated new orders in the current year were $63,748,000 compared to $55,041,000 and $52,319,000 for the years ended December 31, 1996 and 1995.

                  In 1998, Graham Manufacturing's new orders were $59,687,000, up from $50,008,000 in 1996 and $48,358,000 in 1995. New orders for export from the U.S. operation equaled about 37% of the total new orders. This is compared to 46% of the orders received in 1996 and about 50% in 1995. Orders received in the U.K. operation in 1998 were $4,061,000. This is compared to $5,033,000 in 1996 and $3,961,000 in 1995.

                  New orders for the three months ended March 31, 1997 were $11,150,000. New orders in the United States were $9,739,000 and in the United Kingdom, $1,411,000.

                  The consolidated backlog as of March 31, 1998 was $28,199,000, up 10% over 1996 and 29% over 1995. The consolidated backlog as of December 31, 1996 was $25,578,000 and $21,837,000 on December 31, 1995. On March 31, 1997 the
consolidated backlog was $22,348,000. Individual subsidiary backlogs for the four accounting periods ended March 31, 1998, and 1997 and December 31, 1996 and 1995 were: Graham Manufacturing Co., Inc. - $27,292,000, $21,011,000,
$24,514,000 and $21,136,000; Graham Precision Pumps Ltd. - $907,000, $1,337,000,
$1,064,000 and $701,000, respectively.

                  The backlog at March 31, 1998 will be shipped before March 31, 1999 and represents orders from traditional markets in Graham's established product lines.


ACCOUNTING STANDARD CHANGES

                  The Company changed its method of recognizing sales on contracts with a duration of three months and with revenues of $1,000,000 or greater from the completed contract method to the percentage-of-completion method in the fourth quarter of 1998. All years reported in the Ten-Year Review and appearing elsewhere in this annual report reflects this change (for additional information, see Note 1).

                  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material effect on the Company's financial statements. SFAS No. 131 establishes standards for reporting information about operating segments by public companies in their financial statements. It also establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

                  In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement standardizes the disclosure requirements, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. It does not change the measurement or recognition of the plans. The Company is currently studying the pronouncement. The Statement is effective for fiscal years beginning after December 15, 1997.


FORWARD LOOKING

                  Graham Corporation is anticipating revenue growth in 1999 in spite of less robust Asian markets, the strengthening of the Pound Sterling and greater competitive pricing pressures. The Asian fallout will influence the macro economic tone in 1998-1999 causing lower contributions per sales dollar. Management expects to continue to increase shareholder value, but expects net income from operations to decline for the year ending March 31, 1999. Graham Corporation is in the first part of its long term strategic plan. The initial phase of the plan requires spending above recent historical levels in order to better protect its present markets and to penetrate auxiliary ones. The plan acknowledges that being a low cost producer alone in a competitive business environment will not deliver the winning solution. Graham's focus going forward puts a concentrated emphasis on value and responding to the constantly changing market opportunities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (Financial Statements, Notes to Financial Statements, Quarterly Financial Data)



-----------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------

                                                                        Three Months
                                                      Year Ended           Ended          Year Ended       Year Ended
                                                        3/31/98           3/31/97          12/31/96         12/31/95
                                                     -----------        -----------      -----------       -----------

Net sales.......................................     $56,206,000        $14,257,000      $51,487,000       $50,501,000
                                                     -----------        -----------      -----------       -----------

Costs and expenses:
   Cost of products sold........................      38,123,000         10,177,000       36,024,000        37,244,000
   Selling, general and
     administrative.............................      12,367,000          3,071,000       11,122,000         9,993,000
   Interest expense.............................         242,000             65,000          355,000           616,000
   Litigation provision.........................                                                               276,000
                                                     -----------        -----------      -----------       -----------
                                                      50,732,000         13,313,000       47,501,000        48,129,000
                                                     -----------        -----------      -----------       -----------
Income from continuing operations
   before income taxes..........................       5,474,000            944,000        3,986,000         2,372,000
Provision for income taxes......................       1,708,000            323,000          884,000         1,011,000
                                                     -----------        -----------      -----------       -----------
Income from continuing
   operations...................................       3,766,000            621,000        3,102,000         1,361,000
Loss from disposal of
   discontinued operations......................                                                              (182,000)
                                                     -----------        -----------      -----------       -----------
Net income                                           $ 3,766,000        $   621,000      $ 3,102,000       $ 1,179,000
                                                     ===========        ===========      ===========       ===========

Per Share Data
   Basic:
     Income from continuing operations..........           $2.27               $.39            $1.96              $.86
     Loss from disposal of discontinued
       operations...............................                                                                  (.11)
                                                     -----------        -----------      -----------       -----------
     Net income                                            $2.27               $.39            $1.96              $.75
                                                     ===========        ===========      ===========       ===========
   Diluted:
     Income from continuing operations..........           $2.21               $.38            $1.93              $.86
     Loss from disposal of discontinued
       operations                                                                                                 (.11)
                                                     -----------        -----------      -----------       -----------
     Net income                                            $2.21               $.38            $1.93              $.75
                                                     ===========        ===========      ===========       ===========



                 See Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------

                                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------



                                                                               March 31,            December 31,
                                                                                 1998                  1996
                                                                                 ----                  ----
Assets
Current assets:
  Cash and equivalents...............................................        $ 1,694,000           $ 1,263,000
  Marketable securities..............................................          4,801,000               745,000
  Trade accounts receivable..........................................          6,791,000             9,235,000
  Inventories........................................................         10,278,000             6,436,000
  Deferred tax asset.................................................            881,000               787,000
  Prepaid expenses and other current assets..........................            468,000               530,000
                                                                             -----------           -----------
                                                                              24,913,000            18,996,000
Property, plant and equipment, net...................................         10,026,000             9,572,000
Deferred tax asset...................................................          2,067,000             1,852,000
Other assets.........................................................             24,000                74,000
                                                                             -----------           -----------
                                                                             $37,030,000           $30,494,000
                                                                             ===========           ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt due banks..........................................        $    40,000
  Current portion of long-term debt..................................            505,000           $   487,000
  Accounts payable...................................................          4,195,000             3,923,000
  Accrued compensation...............................................          4,940,000             4,081,000
  Accrued expenses and other liabilities.............................          1,039,000             1,416,000
  Customer deposits..................................................            779,000               382,000
  Domestic and foreign income taxes payable..........................            956,000               468,000
                                                                             -----------           -----------
                                                                              12,454,000            10,757,000

Long-term debt.......................................................            859,000             1,442,000
Deferred compensation................................................          1,007,000             1,067,000
Deferred tax liability...............................................                                   33,000
Other long-term liabilities..........................................            264,000               339,000
Deferred pension liability...........................................          1,464,000             1,729,000
Accrued postretirement benefits......................................          3,207,000             3,212,000
                                                                             -----------           -----------
  Total liabilities..................................................         19,255,000            18,579,000
                                                                             -----------           -----------

Shareholders' equity:
  Preferred stock, $1 par value -
     Authorized, 500,000 shares
  Common stock, $.10 par value -
     Authorized, 6,000,000 shares
     Issued, 1,690,595 shares in 1998 and
       1,586,155 shares in 1996......................................            169,000               159,000
  Capital in excess of par value.....................................          4,521,000             3,210,000
  Cumulative foreign currency translation
     adjustment......................................................         (1,781,000)           (1,748,000)
  Retained earnings..................................................         15,362,000            10,975,000
                                                                             -----------           -----------
                                                                              18,271,000            12,596,000
Less:
  Treasury stock.....................................................            (71,000)               (6,000)
  Employee Stock Ownership Plan loan payable.........................           (425,000)             (675,000)
                                                                             -----------           -----------
Total shareholders' equity...........................................         17,775,000            11,915,000
                                                                             -----------           -----------
                                                                             $37,030,000           $30,494,000
                                                                             ===========           ===========

                 See Notes to Consolidated Financial Statements.


-------------------------------------------------------------------------------------------------------------------------------

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------

                                                                             Three Months
                                                             Year Ended          Ended           Year Ended       Year Ended
                                                              3/31/98           3/31/97           12/31/96         12/31/95
                                                            -----------      -----------        -----------       -----------

Operating activities:
   Net income.............................................  $ 3,766,000      $   621,000        $ 3,102,000       $ 1,179,000
                                                            -----------      -----------        -----------       -----------
   Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
     Depreciation and amortization........................      957,000          253,000            913,000           946,000
     (Gain) loss on sale of property, plant and equipment        44,000           (7,000)           (43,000)          (24,000)
     (Increase) Decrease in operating assets:
       Accounts receivable................................    3,616,000       (1,197,000)         1,476,000         1,260,000
       Inventories, net of customer deposits..............   (3,335,000)        (151,000)          (235,000)       (1,673,000)
       Prepaid expenses and other current and
         non-current assets...............................       48,000           18,000              9,000          (140,000)
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued compensation,
         accrued expenses and other liabilities...........    1,882,000       (1,086,000)          (544,000)          530,000
       Litigation reserve.................................                                                         (1,247,000)
       Deferred compensation, deferred pension
         liability and accrued postretirement
         benefits.........................................     (438,000)         118,000            294,000           134,000
       Domestic and foreign income taxes..................    1,021,000         (251,000)           230,000           (17,000)
       Other long-term liabilities........................      (38,000)         (35,000)           (45,000)         (119,000)
       Deferred income taxes..............................     (264,000)         (79,000)          (431,000)          815,000
                                                            -----------      -----------        -----------       -----------
         Total adjustments................................    3,493,000       (2,417,000)         1,624,000           465,000
                                                            -----------      -----------        -----------       -----------
   Net cash provided (used) by operating
     activities...........................................    7,259,000       (1,796,000)         4,726,000         1,644,000
                                                            -----------      -----------        -----------       -----------

Investing activities:
   Purchase of property, plant and equipment..............   (1,400,000)        (237,000)        (1,291,000)         (204,000)
   Proceeds from sale of property, plant and
     equipment............................................       11,000            8,000             74,000            33,000
   Purchase of marketable securities......................  (13,699,000)      (1,171,000)        (2,177,000)
   Proceeds from maturity of marketable securities........    9,429,000        1,372,000          1,432,000
                                                            -----------      -----------        -----------       -----------
   Net cash used by investing activities                     (5,659,000)         (28,000)        (1,962,000)         (171,000)
                                                            -----------      -----------        -----------       -----------

Financing activities:
   Increase (Decrease) in short-term debt.................       40,000                            (209,000)           14,000
   Proceeds from issuance of long-term debt...............    5,441,000        2,730,000          2,971,000        11,888,000
   Principal repayments on long-term debt.................   (7,203,000)      (1,321,000)        (4,729,000)      (13,418,000)
   Issuance of common stock...............................    1,020,000           12,000             38,000            11,000
   Purchase of treasury stock.............................      (71,000)                                               (6,000)
   Sale of treasury stock.................................       13,000
                                                            -----------      -----------        -----------       -----------
   Net cash provided (used) by financing activities            (760,000)       1,421,000         (1,929,000)       (1,511,000)
                                                            -----------      -----------        -----------       -----------

   Effect of exchange rate on cash........................                        (6,000)            17,000            (5,000)
                                                            -----------      -----------        -----------       -----------
   Net increase (decrease) in cash and equivalents              840,000         (409,000)           852,000           (43,000)

   Cash and equivalents at beginning of year..............      854,000        1,263,000            411,000           454,000
                                                            -----------      -----------        -----------       -----------
   Cash and equivalents at end of year....................  $ 1,694,000      $   854,000        $ 1,263,000       $   411,000
                                                            ===========      ===========        ===========       ===========


                 See Notes of Consolidated Financial Statements.


-------------------------------------------------------------------------------------------------------------------------

                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------

                                                                                        Cumulative
                                                                                          Foreign
                                                                      Capital in         Currency
                                                Common Stock           Excess of        Translation        Retained
                                            Shares      Par Value      Par Value        Adjustment         Earnings
                                            ------      ---------      ---------        ----------         --------

Balance at December 31, 1994             1,051,499     $105,000      $3,197,000       $(1,876,000)       $ 6,694,000

Issuance of shares..................         2,500        1,000          22,000
Foreign currency translation
   adjustment.......................                                                      (15,000)
Net income..........................                                                                       1,179,000
Acquisition of treasury stock
Payments on Employee Stock
   Ownership Plan loan payable
                                         ---------     --------      ----------       -----------        -----------
Balance at December 31, 1995             1,053,999      106,000       3,219,000        (1,891,000)         7,873,000

Issuance of shares..................         3,473                       38,000
Stock option tax benefit............                                      6,000
Stock split.........................       528,683       53,000         (53,000)
Foreign currency translation
   adjustment.......................                                                      143,000
Net income..........................                                                                       3,102,000
Payments on Employee Stock
   Ownership Plan loan payable
                                         ---------     --------      ----------       -----------        -----------

Balance at December 31, 1996             1,586,155      159,000       3,210,000        (1,748,000)        10,975,000

Issuance of shares..................         1,500                       12,000
Stock option tax benefit............                                      4,000
Foreign currency translation
   adjustment.......................                                                      (64,000)
Net income..........................                                                                         621,000
Payments on Employee Stock
   Ownership Plan loan payable
                                         ---------     --------      ----------       -----------        -----------

Balance at March 31, 1997                1,587,655      159,000       3,226,000        (1,812,000)        11,596,000

Issuance of shares..................       102,940       10,000       1,010,000
Stock option tax benefit............                                    278,000
Sale of treasury stock..............                                      7,000
Foreign currency translation
   adjustment.......................                                                       31,000
Net income..........................                                                                       3,766,000
Acquisition of treasury stock
Payments on Employee Stock
   Ownership Plan loan payable
                                         ---------     --------      ----------       -----------        -----------

Balance at March 31, 1998                1,690,595     $169,000      $4,521,000       $(1,781,000)       $15,362,000
                                         =========     ========      ==========       ===========        ===========

------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------

                                                          Employee Stock
                                            Treasury      Ownership Plan      Shareholders'
                                             Stock         Loan Payable           Equity
                                             -----         ------------           ------

Balance at December 31, 1994                            $(1,075,000)        $ 7,045,000

Issuance of shares..................                                             23,000
Foreign currency translation
   adjustment.......................                                            (15,000)
Net income..........................                                          1,179,000
Acquisition of treasury stock             $ (6,000)                              (6,000)
Payments on Employee Stock
   Ownership Plan loan payable                              200,000             200,000
                                          --------      -----------         -----------
Balance at December 31, 1995                (6,000)        (875,000)          8,426,000

Issuance of shares..................                                             38,000
Stock option tax benefit............                                              6,000
Stock split.........................
Foreign currency translation
   adjustment.......................                                            143,000
Net income..........................                                          3,102,000
Payments on Employee Stock
   Ownership Plan loan payable                              200,000             200,000
                                          --------      -----------         -----------

Balance at December 31, 1996                (6,000)        (675,000)         11,915,000

Issuance of shares..................                                             12,000
Stock option tax benefit............                                              4,000
Foreign currency translation
   adjustment.......................                                            (64,000)
Net income..........................                                            621,000
Payments on Employee Stock
   Ownership Plan loan payable                               50,000              50,000
                                          --------      -----------         -----------

Balance at March 31, 1997                   (6,000)        (625,000)         12,538,000

Issuance of shares..................                                          1,020,000
Stock option tax benefit............                                            278,000
Sale of treasury stock..............         6,000                               13,000
Foreign currency translation
   adjustment.......................                                             31,000
Net income..........................                                          3,766,000
Acquisition of treasury stock              (71,000)                             (71,000)
Payments on Employee Stock
   Ownership Plan loan payable                              200,000             200,000
                                          --------      -----------         -----------

Balance at March 31, 1998                 $(71,000)     $  (425,000)        $17,775,000
                                          ========      ===========         ===========


                 See Notes of Consolidated Financial Statements.

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

REVENUE RECOGNITION

         During the year ended March 31, 1998, the Company changed its method of accounting for revenue recognition and all related costs on contracts with a duration in excess of three months and with revenues of $1,000,000 and greater from the completed contract method to the percentage-of-completion method. Since the Company has recently experienced a trend of obtaining more significant contracts with longer durations, it was determined that a change to the preferable method of percentage-of-completion was necessary to better match revenue and expense on these contracts in an accounting period. The Company has established the systems and procedures essential to developing the estimates required to account for a contract using the percentage-of-completion method. The percentage-of-completion is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion. All contracts with values less than $1,000,000 continue to be accounted for on the completed contract method and included in income upon substantial completion or shipment to the customer. This change has been applied to prior periods by retroactively restating the financial statements.

         The effect of the restatement is as follows:


                                                              Three months
                                                                  ended                Year ended December 31,
                                                             March 31, 1997            1996               1995
                                                             --------------            ----               ----

As reported - Net income.................................       $653,000            $3,061,000         $1,134,000
Effect of restatement....................................        (32,000)               41,000             45,000
                                                                --------            ----------         ----------
Restated - Net income....................................       $621,000            $3,102,000         $1,179,000
                                                                ========            ==========         ==========

As reported - Basic earnings per share                              $.41                 $1.93               $.72
Effect of restatement....................................           (.02)                  .03                .03
                                                                    ----                 -----               ----
Restated - Basic earnings per share......................           $.39                 $1.96               $.75
                                                                    ====                 =====               ====

As reported - Diluted earnings per
    share                                                           $.40                 $1.90               $.72
Effect of restatement....................................           (.02)                  .03                .03
                                                                    ----                 -----               ----
Restated - Diluted earnings per share....................           $.38                 $1.93               $.75
                                                                    ====                 =====               ====

MARKETABLE SECURITIES

         Marketable securities consist primarily of fixed-income debt securities with maturities of beyond three months and less than twelve months. All marketable securities are classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as the Company has the positive intent and ability to hold the securities to maturity. In accordance with SFAS 115, the securities are stated at amortized cost which approximates fair value.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Progress payments for orders are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Consolidated Balance Sheets.

PROPERTY AND DEPRECIATION

         Property, plant and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Impairment losses are recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and determined that no impairment loss need be recognized in the periods reported.

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

PER SHARE DATA

         In the third quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). In accordance with this new standard, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common and, when applicable, potential common shares outstanding during the period. All prior period earnings per share amounts have been restated to reflect this change. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.


                                                                       Three Months
                                                      Year Ended          Ended         Year Ended        Year Ended
                                                        3/31/98          3/31/97         12/31/96          12/31/95
                                                      ----------       ----------       ----------       ----------
Basic earnings per share
   Numerator:
     Income from continuing operations..........      $3,766,000       $  621,000       $3,102,000       $1,361,000
                                                      ----------       ----------       ----------       ----------
   Denominator:
     Weighted common shares outstanding.........       1,653,000        1,586,000        1,584,000        1,578,000
     Share equivalent units (SEU)
       outstanding..............................           3,000
                                                      ----------       ----------       ----------       ----------
     Weighted average shares and SEU's
       outstanding..............................       1,656,000        1,586,000        1,584,000        1,578,000
                                                      ----------       ----------       ----------       ----------
Basic earnings per share from continuing
   operations...................................           $2.27             $.39            $1.96             $.86
                                                           =====             ====            =====             ====

Diluted earnings per share
   Numerator:
     Income from continuing operations..........      $3,766,000       $  621,000       $3,102,000       $1,361,000
                                                      ----------       ----------       ----------       ----------
   Denominator:
     Weighted average shares and SEU's
       outstanding..............................       1,656,000        1,586,000        1,584,000        1,578,000
     Stock options outstanding..................          42,000           33,000           24,000            1,000
     Contingently issuable SEU's................           2,000            4,000            3,000
                                                      ----------       ----------       ----------       ----------
     Weighted average common and potential
       common shares outstanding................       1,700,000        1,623,000        1,611,000        1,579,000
                                                      ----------       ----------       ----------       ----------
Diluted earnings per share from
   continuing operations........................           $2.21             $.38            $1.93             $.86
                                                           =====             ====            =====             ====

                  Options to purchase 55,200 shares of common stock at $21.44 per share and 11,250 shares at $21.25 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

         Actual interest paid was $254,000 in 1998, $65,000 for the three months ended March 31, 1997, $384,000 in 1996, and $631,000 in 1995. In addition, actual income taxes paid were $951,000 in 1998, $627,000 for the three months ended March 31, 1997, $1,084,000 in 1996, and $246,000 in 1995.

         During 1998 and 1996, the Company recorded a liability for new capital lease agreements of $68,000 and $134,000, respectively. Bonus amounts payable to officers of Graham Corporation and its U.S. subsidiary were paid in Graham common stock valued at $12,000 in 1995.

--------------------------------------------------------------------------------

Note 2 - Discontinued Operations:

--------------------------------------------------------------------------------


         In September 1994, the Company approved a formal plan to dispose of its subsidiary, Graham Manufacturing Limited (GML), located in Gloucester, England, and subsequently sold the operation on January 24, 1995. GML manufactured shell and tube heat exchangers. The disposal of GML was presented in the Consolidated Statement of Operations as a discontinued operation. During 1995, the Company incurred a loss of $182,000 for additional expenses related to the disposal of GML. There were no tax attributes associated with this loss.

--------------------------------------------------------------------------------

Note 3 - Operations by Geographic Area:

--------------------------------------------------------------------------------

         The Company has operations in the United States and the United Kingdom.

         Inter-geographic sales represent intercompany sales made based upon a competitive pricing structure. All intercompany profits in inventory are eliminated in the consolidated accounts and are included in the eliminations caption below. In computing operating profit, corporate and interest expense have been excluded. Included in corporate expense are research and development costs of $404,000, $91,000, $375,000 and $277,000 in 1998, 1997, 1996 and 1995,
respectively.

                                                                 Three Months
                                             Year Ended              Ended                 Year Ended December 31,
                                           March 31, 1998       March 31, 1997            1996                 1995
                                           --------------       --------------            ----                 ----
Net sales including inter-
  geographic sales:
United States
   Customers........................       $51,696,000           $13,164,000         $46,721,000          $46,379,000
   Inter-geographic.................            95,000                10,000              41,000               24,000
United Kingdom
   Customers........................         4,510,000             1,093,000           4,766,000            4,122,000
   Inter-geographic.................         1,419,000               426,000           1,293,000            1,372,000
Inter-geographic sales..............        (1,514,000)             (436,000)         (1,334,000)          (1,396,000)
                                           -----------           -----------         -----------          -----------
Net sales...........................       $56,206,000           $14,257,000         $51,487,000          $50,501,000
                                            ==========           ===========         ===========          ===========

Operating profit:
   United States....................       $ 7,801,000           $ 1,569,000          $6,296,000          $ 4,384,000
   United Kingdom...................           676,000                59,000             500,000              370,000
   Eliminations.....................            13,000                68,000             (95,000)              65,000
                                           -----------           -----------         -----------          -----------
Total operating profit..............         8,490,000             1,696,000           6,701,000            4,819,000
Corporate expense...................        (2,774,000)             (687,000)         (2,360,000)          (1,831,000)
Interest expense....................          (242,000)              (65,000)           (355,000)            (616,000)
                                           -----------           -----------         -----------          -----------
Income from continuing
   operations before income
   taxes............................       $ 5,474,000              $944,000         $ 3,986,000          $ 2,372,000
                                           ===========           ===========         ===========          ===========
Identifiable assets
   United States....................       $32,834,000           $27,048,000         $25,942,000          $25,433,000
   United Kingdom...................         4,085,000             4,510,000           4,916,000            3,870,000
   Eliminations.....................          (854,000)             (719,000)         (1,028,000)            (391,000)
                                           -----------           -----------         -----------          -----------
                                            36,065,000            30,839,000          29,830,000           28,912,000
Corporate assets....................           965,000               385,000             664,000              587,000
                                           -----------           -----------         -----------          -----------
Total assets........................       $37,030,000           $31,224,000         $30,494,000          $29,499,000
                                           ===========           ===========         ===========          ===========


         The breakdown of total United States export sales by geographic area was:

                                                                 Three Months
                                             Year Ended              Ended                 Year Ended December 31,
                                           March 31, 1998       March 31, 1997            1996                 1995
                                           --------------       --------------            ----                 ----

Asia................................       $17,073,000           $ 2,932,000         $10,585,000          $ 9,054,000
Australia & New Zealand.............            46,000                                   949,000              259,000
Canada..............................           889,000               709,000           2,628,000            2,404,000
Middle East.........................         2,230,000             1,299,000           3,757,000            3,742,000
South America.......................         3,122,000                89,000           3,974,000            1,836,000
Mexico..............................           495,000                52,000             371,000            1,578,000
Western Europe......................         1,006,000               148,000             770,000              568,000
Other...............................           547,000                52,000             266,000              208,000
                                           -----------           -----------         -----------          -----------
Total domestic export
   sales............................       $25,408,000           $ 5,281,000         $23,300,000          $19,649,000
                                           ===========           ===========         ===========          ===========


                                    28 of 62

--------------------------------------------------------------------------------

Note 4 - Inventories:

--------------------------------------------------------------------------------


         Major classifications of inventories are as follows:

                                                                         March 31,              December 31,
                                                                            1998                     1996
                                                                            ----                     ----

Raw materials and supplies......................................        $ 2,707,000              $ 2,411,000

Work in process.................................................         12,081,000                4,631,000

Finished products...............................................          1,131,000                1,168,000
                                                                        -----------              -----------

                                                                         15,919,000                8,210,000

Less - progress payments........................................          5,641,000                1,774,000
                                                                        -----------              -----------

                                                                        $10,278,000              $ 6,436,000
                                                                        ===========              ===========





                                    29 of 62

--------------------------------------------------------------------------------

Note 5 - Property, Plant and Equipment:

--------------------------------------------------------------------------------


         Major classifications of property, plant and equipment are as follows:


                                                                          March 31,              December 31,
                                                                            1998                     1996
                                                                            ----                     ----

Land............................................................        $   250,000              $   252,000
Leasehold improvements..........................................            177,000                  177,000
Buildings and improvements......................................         10,528,000               10,430,000
Machinery and equipment.........................................         13,584,000               13,982,000
Construction in progress........................................            705,000                   25,000
                                                                        -----------              -----------
                                                                         25,244,000               24,866,000
Less - accumulated depreciation and
   amortization.................................................         15,218,000               15,294,000
                                                                        -----------              -----------

                                                                        $10,026,000              $ 9,572,000
                                                                        ===========              ===========


                                    30 of 62

--------------------------------------------------------------------------------

Note 6 - Leases:

--------------------------------------------------------------------------------


         The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $191,000, $38,000, $148,000 and $184,000 in 1998, 1997, 1996 and 1995, respectively.

         Property, plant and equipment include the following amounts for leases which have been capitalized.


                                                                          March 31,              December 31,
                                                                            1998                     1996
                                                                            ----                     ----

Machinery and equipment.........................................        $ 1,668,000              $ 1,644,000
Less accumulated amortization...................................            784,000                  605,000
                                                                        -----------              -----------
                                                                        $   884,000              $ 1,039,000
                                                                        ===========              ===========

         Amortization of property, plant and equipment under capital lease amounted to $158,000, $39,000, $59,000 and $98,000 in 1998, 1997, 1996 and 1995,
respectively, and is included in depreciation expense.

         As of March 31, 1998, future minimum payments required under non-cancelable leases are:


                                                                          Operating                Capital
                                                                           Leases                   Leases
                                                                           ------                   ------

1999............................................................        $   132,000              $   239,000
2000............................................................             99,000                  225,000
2001............................................................             53,000                  202,000
2002............................................................             26,000                   88,000
2003............................................................              8,000                    5,000
Thereafter......................................................             12,000
                                                                        -----------              -----------
Total minimum lease payments....................................        $   330,000              $   759,000
                                                                        ===========

Less - amount representing interest.............................                                     106,000
                                                                                                 -----------
Present value of net minimum lease
   payments.....................................................                                 $   653,000
                                                                                                 ===========


                                    31 of 62

--------------------------------------------------------------------------------

Note 7 - Debt:

--------------------------------------------------------------------------------


Short-term Debt Due Banks
-------------------------

         The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                                         March 31,              December 31,
                                                                           1998                     1996
                                                                           ----                     ----

Borrowings of United Kingdom
   Subsidiary under line of credit
     at bank's rate plus 1 1/2% in
     1998 and 1996                                                      $    40,000              $
                                                                        -----------               ----------

         The United Kingdom subsidiary has a revolving credit facility agreement which provides a line of credit of 659,000 pounds sterling ($1,100,000 at the March 31,1998 exchange rate) including letters of credit and long-term borrowings. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 7 1/4% and 6% at March 31, 1998 and December 31, 1996, respectively. The United Kingdom operations had available unused lines of credit of $716,000 at March 31, 1998. The weighted average interest rate on short-term borrowings at March 31, 1998 was 10.8%.

Long-Term Debt
--------------

         The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                                          March 31,              December 31,
                                                                            1998                     1996
                                                                            ----                     ----
Employee Stock Ownership Plan
   Loan Payable.................................................        $   425,000              $   675,000
United Kingdom term loan due in 2000                                        286,000                  412,000
Capital lease obligations (Note 6)                                          653,000                  842,000
                                                                        -----------              -----------
                                                                          1,364,000                1,929,000
Less: current amounts, including
   amounts for capital leases of
   $201,000 in 1998 and $192,000 in 1996                                    505,000                  487,000
                                                                        -----------              -----------
                                                                        $   859,000              $ 1,442,000
                                                                        ===========              ===========

         The United States revolving credit facility agreement provides a line of credit of up to $13,000,000 including letters of credit, through October 31, 1999. The agreement allows the Company to borrow at prime minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 100 basis points at March 31, 1998 and prime minus 75 basis points at December 31, 1996.



                                    32 of 62

         The agreement allows the Company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. This conversion feature is available through October 1999, at which time the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The Company had no amounts outstanding on its revolving credit facility, excluding letters of credit, at March 31, 1998 and December 31, 1996. The bank's prime rate was 8.5% at March 31, 1998 and December 31, 1996. The United States subsidiary had available unused lines of credit of $10,947,000 at year end.

         The Employee Stock Ownership Plan Loan Payable requires quarterly payments of $50,000 through 2000. (See Note 10 for a description of the Plan.)

         The United Kingdom term loan has a fixed rate of 9%. This term loan is due in 2000 and is repayable in equal monthly installments.

         Long-term debt requirements over the next five years, excluding capital leases, are: 1999 - $304,000, 2000 - $312,000, 2001 - $95,000, 2002 - $0 and
2003 - $0.

         The Company is required to pay commitment fees of 1/4% on the unused portion of the domestic revolving credit facility. No other financing arrangements require compensating balances or commitment fees. Assets with a book value of $29,604,000 have been pledged to secure certain domestic long-term borrowings.

         The United Kingdom short-term and long-term bank borrowings are secured by assets of the United Kingdom subsidiary which have a book value of $3,908,000.

         Several of the loan agreements contain provisions pertaining to the maintenance of minimum working capital balances, tangible net worth, capital expenditures and financial ratios as well as restrictions on the payment of cash dividends to the parent company and shareholders and incurrence of additional long-term debt. The most restrictive dividend provision limits the payment of dividends to shareholders to the greater of $400,000 or 25% of consolidated net income. In addition, the United States subsidiary cannot make any loans or advances exceeding $500,000 to any affiliates without prior consent of the bank. The United States subsidiary may pay dividends to the parent company as long as the subsidiary remains in compliance with all financial covenants after payment of the dividends. Under the agreement, restricted net assets of the subsidiary may not be reduced below $5,000,000 at March 31, 1998.


                                    33 of 62

--------------------------------------------------------------------------------

Note 8 - Financial Instruments and Derivative Financial Instruments

--------------------------------------------------------------------------------


CONCENTRATIONS OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities and trade receivables. The Company places its temporary cash investments and marketable securities with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 1998 and December 31, 1996, the Company had no significant concentrations of credit risk.

LETTERS OF CREDIT:

         The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 1998 and December 31, 1996, the Company was contingently liable on outstanding standby letters of credit aggregating $2,111,000 and $2,076,000, respectively.

FOREIGN EXCHANGE RISK MANAGEMENT:

         The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company utilizes foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 1998 and December 31, 1996, there were no foreign exchange forward contracts held by the Company.


FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The differences between the carrying amounts and estimated fair values of the Company's marketable securities and short- and long-term debt are insignificant.

         The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:



                                    34 of 62

         MARKETABLE SECURITIES - The fair value of investments in marketable securities is based on quoted market prices.

         SHORT-TERM DEBT DUE BANKS - The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

         LONG-TERM DEBT - The carrying values of credit facilities with variable rates of interest approximates fair values. The fair value of fixed rate debt, which approximates the carrying value, was estimated by discounting cash flows using rates currently available for debt of similar terms and remaining maturities.



                                    35 of 62

--------------------------------------------------------------------------------

Note 9 - Income Taxes:

--------------------------------------------------------------------------------


         An analysis of the components of pre-tax income from continuing operations is presented below:

                                                                 Three Months
                                             Year Ended              Ended                 Year Ended December 31,
                                           March 31, 1998       March 31, 1997            1996                 1995
                                           --------------       --------------            ----                 ----

United States.......................       $ 5,112,000           $   954,000         $ 3,808,000          $ 2,168,000
United Kingdom......................           362,000               (10,000)            178,000              204,000
                                           -----------           -----------       -------------          -----------
                                           $ 5,474,000           $   944,000         $ 3,986,000          $ 2,372,000
                                           ===========           ===========       =============          ===========
The provision for income
taxes on continuing opera-
tions consists of:

Current:
   Federal..........................       $ 1,839,000           $   376,000         $ 1,279,000          $    97,000
   State............................           113,000                26,000              77,000               16,000
   United Kingdom...................            20,000                                   (41,000)              84,000
                                           -----------           -----------         -----------          -----------
                                             1,972,000               402,000           1,315,000              197,000
                                           -----------           -----------         -----------          -----------
Deferred:
   Federal..........................          (130,000)              (88,000)             (4,000)             645,000
   State............................            57,000                 9,000              64,000              313,000
   United Kingdom...................           (80,000)                                 (210,000)              (1,000)
   Change in valuation
     allowance......................          (111,000)                                 (281,000)            (143,000)
                                           -----------           -----------         -----------          -----------
                                              (264,000)              (79,000)           (431,000)             814,000
                                           -----------           -----------         -----------          -----------
Total provision for income
   taxes............................       $ 1,708,000           $   323,000         $   884,000          $ 1,011,000
                                           ===========           ===========         ===========          ===========

         The reconciliation of the provision calculated using the United States Federal tax rate with the provision for income taxes presented in the financial statements, excluding discontinued operations, is as follows:

                                                                 Three Months
                                             Year Ended              Ended                 Year Ended December 31,
                                           March 31, 1998       March 31, 1997            1996                 1995
                                           --------------       --------------            ----                 ----

Provision for income taxes
  at Federal rate...................       $ 1,861,000           $   321,000         $ 1,355,000          $   806,000
Recognition of tax benefit
  of prior year losses..............          (247,000)                                 (102,000)
Difference between foreign
  and U.S. tax rates................           (15,000)                                   (9,000)              (2,000)
State taxes.........................           131,000                26,000             114,000              324,000
Charges not deductible for
  income tax purposes...............            24,000                14,000              59,000               61,000
Recognition of tax benefit
  generated by foreign
  sales corporation.................          (215,000)              (14,000)            (70,000)             (67,000)
Tax credits.........................           (26,000)               (6,000)             (8,000)             (18,000)
Foreign losses for which
  no tax benefit was
  provided..........................           117,000
Adjustments to prior years'
  tax liabilities...................           200,000                                  (169,000)              62,000
Change in valuation allowance                 (111,000)                                 (281,000)            (143,000)
Other...............................           (11,000)              (18,000)             (5,000)             (12,000)
                                           -----------           -----------         -----------          -----------

Provision for income taxes..........       $ 1,708,000           $   323,000         $   884,000          $ 1,011,000
                                           ===========           ===========         ===========          ===========

         The deferred income tax asset recorded in the Consolidated Balance Sheets results from differences between financial statement



                                    36 of 62
and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset follows:

                                                          1998                                      1996
                                               United               United               United               United
                                               States               Kingdom              States              Kingdom
                                               ------               -------              ------              -------

Depreciation........................       $ (415,000)           $  (84,000)         $ (428,000)          $ (127,000)
Deferred compensation...............          522,000                                   446,000
Deferred pension liability..........          462,000                88,000             454,000               94,000
Accrued postretirement
  benefits..........................        1,298,000                                 1,299,000
Compensated absences................          571,000                                   527,000
Inventories.........................          152,000                                   117,000
Warranty liability..................           58,000                                    78,000
Accrued medical benefits............          105,000                                    59,000
Contingent liabilities..............           98,000                                   100,000
Foreign loss
  carryforwards.....................                                696,000                                  662,000
New York State investment
  tax credit........................           60,000                                   154,000
Other...............................           26,000                 4,000             (21,000)               9,000
                                           ----------            ----------          ----------           ----------
                                            2,937,000               704,000           2,785,000              638,000
Less: Valuation allowance...........                                693,000             200,000              617,000
                                           ----------            ----------          ----------           ----------
Deferred tax asset..................       $2,937,000            $   11,000          $2,585,000           $   21,000
                                           ==========            ==========          ==========           ==========

         Deferred income taxes include the impact of foreign net operating loss carryforwards which may be carried forward indefinitely and investment tax credits which expire from 2000 to 2004. In accordance with the provisions of SFAS 109, a valuation allowance of $693,000 at March 31, 1998 is deemed adequate to reserve for the foreign net loss carryforwards which are not considered probable of realization.

         The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At March 31, 1998, such undistributed earnings totaled $1,624,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.


                                    37 of 62

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

         The components of pension cost are:

                                           1998                        1996                           1995
                               U.S. PLAN       U.K. PLAN      U.S. PLAN      U.K. PLAN      U.S. PLAN       U.K. PLAN
                               ---------       ---------      ---------      ---------      ---------       ---------

    Service cost-benefits
      earned during the
      period.................  $  362,000      $ 156,000      $ 307,000      $ 104,000      $  261,000      $ 175,000
    Interest cost on
      projected benefit
      obligation.............     585,000        294,000        459,000        315,000         475,000        295,000
    Actual return on
      assets.................  (1,210,000)      (118,000)      (477,000)       146,000      (1,600,000)      (501,000)
    Net amortization and
      deferral...............     564,000       (326,000)      (135,000)      (474,000)      1,168,000        109,000
                               ----------      ---------      ---------      ---------      ----------      ---------
    Net pension cost.........  $  301,000      $   6,000      $ 154,000      $  91,000      $  304,000      $  78,000
                               ==========      =========      =========      =========      ==========      =========

         The actuarial assumptions are:

Discount rate used to
   determine projected
   benefit obligation............       7%         7%               7%             9%              7%            9%
Rate of increase in
   compensation levels...........       3%     4 1/2%               3%         5 1/2%              3%        5 1/2%
Expected rate of return
   on plan assets................       8%         8%               8%            10%              8%           10%


         Pension expense for the U.S. Plan and the U.K. Plan for the three month period ending March 31, 1997 was $38,000 and $2,000, respectively. The service cost for 1998, 1997, 1996 and 1995 is net of employee contributions to the United Kingdom plan of $42,000, $11,000, $93,000, and $49,000, respectively.



                                    38 of 62

         The funded status of the pension plan is presented below:


                                                              1998                                1996
                                                  U.S. PLAN          U.K. PLAN         U.S. PLAN         U.K. PLAN
                                                  ---------          ---------         ---------         ---------

Vested benefit obligation..................      $ 5,775,000       $ 4,997,000        $ 4,776,000       $ 3,377,000
                                                 ===========       ===========        ===========       ===========
Accumulated benefit obligation.............      $ 5,857,000       $ 5,013,000        $ 5,196,000       $ 3,389,000
                                                 ===========       ===========        ===========       ===========
Plan assets at fair value..................      $ 8,635,000       $ 4,008,000        $ 7,499,000       $ 3,933,000
Projected benefit obligation for
  services rendered to date................        9,212,000         5,169,000          7,275,000         3,389,000
                                                 -----------       -----------        -----------       -----------
Projected benefit obligation less than
  or (in excess of) plan assets............         (577,000)       (1,161,000)           224,000           544,000
Unrecognized net loss from past
  experience different from that
  assumed and effect of changes in
  assumptions..............................         (883,000)          969,000         (1,290,000)       (1,057,000)
Unrecognized prior service cost............           (3,000)          225,000             (3,000)          265,000
Unrecognized net asset at
  transition...............................         (280,000)          (30,000)          (335,000)          (38,000)
                                                 -----------       -----------        -----------       -----------
Pension (liability) asset..................      $(1,743,000)      $     3,000        $(1,404,000)      $  (286,000)
                                                 ===========       ===========        ===========       ===========


         The current portion of the pension liability as of March 31, 1998 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets. As of December 31, 1996, the entire liability was long-term.

         Assets of the United States plan consist primarily of equity securities at March 31, 1998 and December 31, 1996. Assets of the United Kingdom plan consist of an investment contract with an insurance company which is primarily invested in equity securities. The vested benefit obligation of the United Kingdom plan is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation or retirement. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years for the domestic plan and 13 years for the United Kingdom plan.

         In 1996, the Company adopted a Supplemental Executive Retirement Plan for certain key executives. This unfunded plan provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 1998, 1997 and 1996 related to this plan was $6,000, $10,000 and $39,000, respectively. At March 31, 1998 and December 31, 1996, the related liability was $55,000 and $39,000, respectively, and is included in the caption "Deferred Pension Liability" in the Consolidated Balance Sheet.

         The Company has a defined contribution plan covering substantially all domestic employees. Company contributions to this plan are based on the profitability of the Company and amounted to $647,000, $215,000, $651,000, and $320,000 in 1998, 1997, 1996 and 1995, respectively.

         The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are



                                    39 of 62
payable upon retirement. The deferred compensation liability under this plan was $1,231,000 and $1,104,000 at March 31, 1998 and December 31, 1996, respectively.


Employee Stock Ownership Plan
-----------------------------

         The Company has a noncontributory Employee Stock Ownership Plan (ESOP) that covers substantially all employees in the United States. The Company borrowed $2,000,000 under loan and pledge agreements. The proceeds of the loans were used to purchase 87,454 shares of the Company's common stock. The purchased shares are pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. It is anticipated that funds for servicing the debt payments will essentially be provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock which it owns. During 1998, 1997, 1996 and 1995 the Company recognized expense associated with the ESOP using the shares allocated method. This method recognizes interest expense as incurred on all outstanding debt of the ESOP and compensation expense related to principal reductions based on shares allocated for the period. Dividends received on unallocated shares that are used to service the ESOP debt reduce the amount of expense recognized each period. The compensation expense associated with the ESOP was $200,000, $50,000, $200,000 and $200,000 in 1998,
1997, 1996 and 1995, respectively. The ESOP received no dividends on unallocated shares in 1998, 1997, 1996, and 1995. Interest expense in the amount of $42,000, $13,000, $72,000 and $97,000 was incurred in 1998, 1997, 1996 and 1995, respectively. Dividends paid on allocated shares accumulate for the benefit of the employees.


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

         The components of postretirement benefit cost are:

                                                                           1998            1996            1995
                                                                           ----            ----            ----

Service cost - benefits earned during the period...................      $ 64,000        $ 62,000        $ 45,000
Interest cost on accumulated benefit obligation....................       166,000         173,000         156,000
Net amortization...................................................       (87,000)        (79,000)        (87,000)
                                                                         --------        --------        --------

Net postretirement benefit cost....................................      $143,000        $156,000        $114,000
                                                                         ========        ========        ========



                                    40 of 62

         Postretirement benefit cost for the three month period ending March 31, 1997 was $40,000.

         The assumptions used to develop the accrued postretirement benefit obligation were:

                                                                            1998            1996           1995
                                                                            ----            ----           ----

Discount rate......................................................            7%             7%              7%
Medical care cost trend rate.......................................        8 1/2%             9%          9 1/2%

         The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2005 and subsequent years. This was accomplished using 1/2% decrements for the years 1999 through 2005.

         The table of actuarially computed benefit obligations is presented below:

                                                                                      1998               1996
                                                                                      ----               ----
Accumulated postretirement benefit obligation:
   Retirees.................................................................       $  908,000         $  958,000
   Fully eligible active plan participants..................................          420,000            532,000
   Other active plan participants...........................................        1,221,000          1,151,000
                                                                                   ----------         ----------
Unfunded accumulated postretirement benefit
   obligation...............................................................        2,549,000          2,641,000
Unrecognized net loss from past experience
   different from that assumed and effects of changes
   in assumptions...........................................................         (178,000)          (374,000)
Unrecognized prior service cost.............................................          956,000          1,064,000
                                                                                   ----------         ----------

Accrued postretirement benefit obligation...................................       $3,327,000         $3,331,000
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


                                    41 of 62

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

         In 1996 the Company adopted a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan in 1998, 1997 and 1996 was $50,000, $10,000 and $40,000,
respectively.

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

                                                                 Three Months
                                               Year Ended            Ended            Year Ended        Year Ended
                                                 3/31/98            3/31/97            12/31/96          12/31/95
                                                 -------            -------            --------          --------

Net income.................  As reported        $3,766,000           $621,000          $3,102,000        $1,179,000
                             Pro forma           3,381,000            620,000           3,060,000         1,065,000

Basic earnings
   per share...............  As reported             $2.27               $.39               $1.96              $.75
                             Pro forma               $2.04               $.39               $1.93              $.67

Diluted earnings
   per share...............  As reported             $2.21               $.38               $1.93              $.75
                             Pro forma               $1.99               $.38               $1.90              $.67

         The weighted average fair value of the options granted during 1998, 1996 and 1995 is estimated as $8.30, $4.62, and $3.59, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:


                                    42 of 62

                                                              Year Ended        Year Ended             Year Ended
                                                               3/31/98           12/31/96               12/31/95
                                                              ----------        ----------             ----------
Expected life...........................................        5 years           5 years               5 years
Volatility..............................................         31.40%            34.74%                44.28%
Risk-free interest rate.................................          5.95%             6.35%                 6.21%
Dividend yield..........................................             0%                0%                    0%

         Information on options and rights under the Company's plans is as follows:

                                                                                                        Weighted
                                                                    Option              Shares           Average
                                                                     Price              Under           Exercise
                                                                     Range              Option            Price
                                                                     -----              ------            -----

Outstanding at December 31, 1994..............................    $5.00-13.17           146,550           $11.49

Exercised.....................................................    $5.00                  (2,250)            5.00
Granted.......................................................    $6.58-$8.00            50,550             7.59
Cancelled.....................................................    $7.67-13.17            (7,200)           12.25
                                                                                        -------

Outstanding at December 31, 1995..............................    $6.58-13.17           187,650            10.49

Exercised.....................................................    $6.58-8.00             (5,210)            7.28
Granted.......................................................    $10.42-11.33           21,600            11.07
Cancelled.....................................................    $7.67-13.17           (14,700)           12.72
                                                                                        -------

Outstanding at December 31, 1996..............................    $6.58-13.17           189,340            10.47

Exercised.....................................................    $8.08                  (1,500)            8.08
                                                                                        -------

Outstanding at March 31, 1997.................................    $6.58-13.17           187,840            10.49

Exercised.....................................................    $6.58-13.17          (102,940)            9.92
Granted.......................................................    $21.25-21.44           66,450            21.41
Cancelled.....................................................    $13.17                 (5,250)           13.17
                                                                                        -------

Outstanding at March 31, 1998.................................    $6.58-21.44           146,100           $15.77
                                                                                        =======

         At March 31, 1998, the options outstanding had a weighted average remaining contractual life of 7.07 years. There were 134,700 options exercisable at March 31, 1998 which had a weighted average exercise price of $16.30. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire December 1999 to October 2007. The number of options available for future grants were 116,850 at March 31, 1998 and 178,050 at December 31, 1996.


                                    43 of 62

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


                                    44 of 62

--------------------------------------------------------------------------------

Note 13 - Contingencies:

--------------------------------------------------------------------------------


         The United States Environmental Protection Agency has notified the Company's wholly-owned subsidiary, Graham Manufacturing Co., Inc. ("GMC"), that it is a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. Total remediation expenses for the site are currently estimated at $10.4 million. Based on facts and circumstances currently known to GMC and the Company, GMC's contribution to the site of material deemed hazardous was minor. In 1996, the Company recorded a $260,000 provision for the estimated costs, including legal costs, in connection with this matter based on the currently available information and assuming a reasonable pro-rata allocation. The related liability at March 31, 1998 was $250,000 and is included in the caption "Other Long-Term Liabilities" in the Consolidated Balance Sheet.

         The Company expensed $276,000 in 1995 for settlement of a litigation matter.



                                    45 of 62

--------------------------------------------------------------------------------

Note 14 - Subsequent Event:

--------------------------------------------------------------------------------


         In May 1998, the Company acquired 100,000 shares of its common stock at market price for $1,700,000 from the estate of the Company's former Chairman of the Board. The Company will hold these shares as treasury stock.










                                    46 of 62

--------------------------------------------------------------------------------

Note 15 - Fiscal Year End Change:

--------------------------------------------------------------------------------


         In 1997, the Company changed its fiscal year end to March 31. Fiscal 1997 is a three month transition period ended March 31, 1997. The unaudited Statement of Operations for the comparable three month period in 1996 was as follows:

                                                                                   Unaudited
                                                                                   ---------

Net sales....................................................................     $11,164,000
                                                                                  -----------

Costs and expenses:
     Cost of products sold...................................................       8,031,000
     Selling, general and administrative.....................................       2,550,000
     Interest expense........................................................         126,000
                                                                                  -----------
                                                                                   10,707,000
                                                                                  -----------
Income before income taxes...................................................         457,000
Provision for income taxes...................................................         165,000
                                                                                  -----------
Net income...................................................................     $   292,000
                                                                                  ===========

Basic earnings per share.....................................................            $.19
                                                                                         ====
Diluted earnings per share...................................................            $.18
                                                                                         ====





                                    47 of 62

--------------------------------------------------------------------------------

Quarterly Financial Data:

--------------------------------------------------------------------------------



         A capsule summary of the Company's unaudited quarterly sales and earnings per share data for 1998 and 1996 is presented below:

                                      First            Second            Third           Fourth            Total
1998 (1)                             Quarter           Quarter          Quarter          Quarter           Year
                                     -------           -------          -------          -------           ----

Net sales.....................     $11,855,000       $14,618,000      $11,914,000      $17,819,000      $56,206,000
Gross profit..................       3,683,000         4,962,000        3,638,000        5,800,000       18,083,000
Net income....................         433,000           945,000          309,000        2,079,000        3,766,000
Per share:
   Net income:   Basic........             .27               .58              .19             1.23             2.27
                 Diluted......             .26               .56              .18             1.21             2.21


Market price range............        13.63-18       16.88-19.75         13-22.88      13.38-18.50         13-22.88


1996 (1)

Net sales.....................     $11,164,000       $14,060,000      $12,275,000      $13,988,000      $51,487,000
Gross profit..................       3,133,000         4,009,000        3,729,000        4,592,000       15,463,000
Net income....................         292,000           577,000          481,000        1,752,000        3,102,000
Per share:
   Net income:   Basic........             .19               .36              .30             1.11             1.96
                 Diluted......             .18               .36              .30             1.09             1.93

Market price range............      9.42-12.17        9.17-12.25       9.25-12.58          9-11.38          9-12.58






Quarterly Financial Data Notes:
-------------------------------

(1) The first three quarters of 1998 and the four quarters of 1996 were restated in the financial data presented to reflect the change in method in accounting for revenue recognition for certain long-term contracts.



                                    48 of 62

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of March 31, 1998 and December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended March 31, 1998, the three month period ended March 31, 1997, and for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 1998 and December 31, 1996, and the results of their operations and their cash flows for the year ended March 31, 1998, for the three month period ended March 31, 1997, and for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, for the year ended March 31, 1998 the Corporation changed its method of accounting for revenue recognition from the completed contract to the percentage-of-completion method for certain long-term contracts and, retroactively, restated all prior year financial statements for the change.



s\Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 22, 1998



                                    49 of 62

Item 9.           Changes in and Disagreements with Accountants on Accounting
-------           -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         (Not Applicable)


                                    PART III
                                    --------

Item 10.          Directors and Executive Officers
--------          --------------------------------

                  (The information called for under this Item pursuant to Item 401 of the Commission's Regulation S-K is set forth in statements under "Election of Directors" on pages 3 and 7 of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

Item 11.          Executive Compensation
--------          ----------------------

                  (The information called for under this Item is set forth in statements under "Directors' Fees" on pages 5 and 6 of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders and also under "Compensation of Executive Officers" on pages 8 to 12 of such proxy statement, which statements are hereby incorporated herein by reference.)

Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

(a)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

                  (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

(b)      Security Ownership of Management
         --------------------------------

                  (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2, "Election of Directors" on pages 3 to 6 and "Executive Officers" on page 7 of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

(c)      Changes in Control
         ------------------

                  (Not applicable.)


                                    50 of 62

Item 13.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

                  (The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 and "Election of Directors" on pages 3 to 6 of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.)

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
--------          -----------------------------------------------------------
                  8-K
                  ---

(a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.

                                                                                                       Sequential
                                                                                                       Page Number
                                                                                                       -----------

(A)       Consolidated Statements of Operations for the Year ended March 31,
          1998, the period January 1, 1997-March 31, 1997 and the Years ended
          December 31, 1996 and 1995;.........................................................             19
(B)       Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1996;..............................................................             20
(C)       Consolidated Statements of Cash Flows for the
          Year ended March 31, 1998, the period January 1, 1997-March 31, 1997 and the Years ended
          December 31, 1996 and 1995;.........................................................             21
(D)       Consolidated Statements of Changes In
          Shareholders' Equity for the Year ended March 31, 1998, the period
          January 1, 1997-March 31, 1997 and
          the Years ended December 31, 1996 and 1995;.........................................             22
(E)       Notes to Consolidated Financial Statements; and.....................................            23-47
(F)       Report of Independent Auditors......................................................             49

(a) (2) The following are Financial Statement Schedules and related information required to be filed as part of this Annual Report on Form 10-K by Items 8 and 14(d) of Form 10-K:

                                                                                                       Sequential
                                                                                                       Page Number
                                                                                                       -----------

(A)       The items set forth in Items 14(a)(1)(A) through
          (E) above; and......................................................................            19-47
                                                                                                          -----

(B)       Independent Auditors' Report on Financial
          Statement Schedules.................................................................             53

          Financial Statement Schedules for the Year ended March 31, 1998, the period January 1, 1997- March 31, 1997 and the Years ended December
          31, 1996 and 1995 as follows:

          (i)      Condensed Financial Information of Registrant (Schedule I).................
                                                                                                          54-56
          (ii)     Valuation and Qualifying Accounts (Schedule II)............................
                                                                                                           57



                                    51 of 62

                  Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.



                                    52 of 62

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries as of March 31, 1998 and December 31, 1996, for the year ended March 31, 1998, for the three month period ended March 31, 1997, and for the years ended December 31, 1996 and 1995 and have issued our report thereon dated May 22, 1998 (which expresses an unqualified opinion and includes an explanatory paragraph relating to a change in accounting for revenue recognition from the completed contract to the percentage-of-completion method for certain long-term contracts); such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedules of Graham Corporation and subsidiaries, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Rochester, New York
May 22, 1998




                                    53 of 62

                       GRAHAM CORPORATION AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                       Three Months
                                                       Year Ended          Ended          Year Ended      Year Ended
                                                        3/31/98           3/31/97          12/31/96        12/31/95
                                                        -------           -------          --------        --------
Costs and expenses:
General and administrative......................     $2,104,000      $  542,000         $1,703,000      $1,423,000
Interest expense................................         42,000          13,000             72,000          98,000
                                                     ----------      ----------         ----------      ----------
Parent company operating loss before
  income tax benefit............................      2,146,000         555,000          1,775,000       1,521,000
Benefit for income taxes........................       (705,000)       (188,000)          (491,000)       (580,000)
                                                     ----------      ----------         ----------      ----------
Net parent company operating loss...............      1,441,000         367,000          1,284,000         941,000
                                                     ----------      ----------         ----------      ----------

Equity in earnings of continuing
  subsidiaries..................................      8,024,000       1,590,000          6,135,000       4,169,000
Less expenses directly allocable to
  continuing subsidiaries:
    Research and development....................        404,000          91,000            375,000         276,000
    Provision for income taxes..................      2,413,000         511,000          1,374,000       1,591,000
                                                     ----------      ----------         ----------      ----------
Equity in net earnings of subsidiaries..........      5,207,000         988,000          4,386,000       2,302,000
                                                     ----------      ----------         ----------      ----------
Income from continuing operations...............      3,766,000         621,000          3,102,000       1,361,000

Equity in net losses of discontinued
  subsidiaries..................................                                                          (182,000)
                                                     ----------      ----------         ----------      ----------

Net income                                           $3,766,000      $  621,000         $3,102,000      $1,179,000
                                                     ==========      ==========         ==========      ==========




The Notes to Consolidated Financial Statements in Part II are an integral part of this schedule.

 *     Information is presented for the parent company only.

** Cash dividends paid to the parent company by consolidated subsidiaries were $2,729,000, $829,000, $3,650,000, and $1,750,000 in 1998, 1997, 1996
       and 1995, respectively.



                                    54 of 62

                      GRAHAM CORPORATION AND SUBSIDIARIES*

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CONDENSED BALANCE SHEET




                                                                                3/31/98              12/31/96
                                                                                -------              --------
ASSETS

Prepaid expenses.........................................................     $    95,000           $    86,000
Due from subsidiaries....................................................         501,000               353,000
                                                                              -----------           -----------
   Total current assets..................................................         596,000               439,000

Property, plant & equipment, net.........................................         400,000               339,000
Investment in subsidiaries...............................................      18,475,000            12,457,000
Other assets.............................................................           5,000                21,000
                                                                              -----------           -----------
                                                                              $19,476,000           $13,256,000
                                                                              ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term debt........................................     $   206,000           $   200,000
Accounts payable.........................................................         180,000               148,000
Other current liabilities................................................         969,000               478,000
                                                                              -----------           -----------
   Total current liabilities.............................................       1,355,000               826,000

Long-term debt...........................................................         238,000               475,000
Deferred compensation....................................................         108,000                40,000
                                                                              -----------           -----------
                                                                                1,701,000             1,341,000
                                                                              -----------           -----------

Shareholders' equity:
Preferred stock, $1 par value -
   authorized, 500,000 shares
Common stock, $.10 par value -
   authorized, 6,000,000 shares
   issued, 1,690,595 shares in 1998 and
     1,586,155 shares in 1996............................................         169,000               159,000
Capital in excess of par value...........................................       4,521,000             3,210,000
Cumulative foreign currency translation
   adjustment............................................................      (1,781,000)           (1,748,000)
Retained earnings........................................................      15,362,000            10,975,000
                                                                              -----------           -----------
                                                                               18,271,000            12,596,000
Less:
Treasury stock...........................................................         (71,000)               (6,000)
Employee Stock Ownership Plan loan payable...............................        (425,000)             (675,000)
                                                                              -----------           -----------
   Total shareholders' equity                                                  17,775,000            11,915,000
                                                                              -----------           -----------
                                                                              $19,476,000           $13,256,000
                                                                              ===========           ===========


The Notes to Consolidated Financial Statements in Part II are an integral part of this Schedule.

*      Information is presented for the parent company only.



                                    55 of 62

                      GRAHAM CORPORATION AND SUBSIDIARIES*

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                     Three Months
                                                     Year Ended          Ended          Year Ended      Year Ended
                                                      31/31/98          3/31/97          12/31/96        12/31/95
                                                      --------          -------          --------        --------

Net cash provided (used) by operating
   activities...................................     $ (860,000)     $   (5,000)        $   76,000      $    3,000
                                                     ----------      ----------         ----------      ----------

Investing activities:
   Purchase of property, plant and
     equipment..................................       (102,000)         (8,000)          (112,000)
   Proceeds from sale of property, plant
     and equipment..............................                          1,000              6,000
                                                     ----------      ----------         ----------      ----------
Net cash used by investing activities                  (102,000)         (7,000)          (106,000)
                                                     ----------      ----------         ----------      ----------

Financing Activities:
   Principal repayments of long-term debt                                                   (8,000)         (8,000)
   Issuance of common stock.....................      1,020,000          12,000             38,000          11,000
   Purchase of treasury stock...................        (71,000)                                            (6,000)
   Sale of treasury stock.......................         13,000
                                                     ----------      ----------         ----------      ----------
   Net cash provided (used) by
     financing activities.......................        962,000          12,000             30,000          (3,000)
                                                     ----------      ----------         ----------      ----------
Net increase in cash and equivalents............              0               0                  0               0

Cash and equivalents at beginning of
   year.........................................              0               0                  0               0
                                                     ----------      ----------         ----------      ----------

Cash and equivalents at end of year                  $        0      $        0         $        0      $        0
                                                     ==========      ==========         ==========      ==========


The Notes to Consolidated Financial Statements in Part II are an integral part of this schedule.

*      Information is presented for the parent company only.



                                    56 of 62

                       GRAHAM CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at        Charged to                                                Balance at
                                      beginning         costs and        Charged to                                end of
Description                           of Period          Expenses      other Accounts        Deductions            Period
                                      ---------          --------      --------------        ----------            ------

Year ended March 31, 1998
  Reserves deducted from the asset
     to which they apply:
       Reserve for doubtful accounts  $   31,000        $    4,000       $  2,000 (d)       $   (14,000)         $   23,000
       Reserve for inventory
         obsolescence                    108,000            39,000          1,000 (b)          (106,000)             42,000

  Reserves included in the
     balance sheet caption Other
     Long-term liabilities:
       Reserve for contingencies         248,000           104,000                             (102,000)            250,000

  Reserve for discontinued
     operations                          271,000                           (6,000)(c)          (265,000)(a)               0
                                      ----------        ----------       --------           -----------          ----------
                                      $  658,000        $  147,000       $ (3,000)          $  (487,000)         $  315,000
                                      ==========        ==========       ========           ===========          ==========
Three months ended March 31, 1997
  Reserves deducted from the asset
     to which they apply:
       Reserve for doubtful accounts  $   40,000        $    9,000       $ (1,000)(b)       $   (17,000)         $   31,000
       Reserve for inventory
         obsolescence                    103,000             9,000         (4,000)(b)                               108,000

  Reserves included in the
     balance sheet caption Other
     Long-term liabilities:
       Reserve for contingencies         257,000                                                 (9,000)            248,000

  Reserve for discontinued
     operations                          392,000                          (16,000)(b)          (105,000)(a)         271,000
                                      ----------        ----------       --------           -----------          ----------
                                      $  792,000        $   18,000       $(21,000)          $  (131,000)         $  658,000
                                      ==========        ==========       ========           ===========          ==========
Year ended December 31, 1996
  Reserves deducted from the asset
     to which they apply:
       Reserve for doubtful accounts  $   81,000        $   26,000       $ 11,000 (b)       $   (78,000)         $   40,000

       Reserve for inventory
         obsolescence                    222,000            91,000         11,000 (b)          (221,000)            103,000

  Reserves included in the
     balance sheet caption Other
     Long-term liabilities:
       Reserve for contingencies                           260,000                               (3,000)            257,000

  Reserve for discontinued
     operations                          711,000            64,000         41,000 (b)          (424,000)(a)         392,000
                                      ----------        ----------       --------           -----------          ----------
                                      $1,014,000        $  441,000       $ 63,000           $  (726,000)         $  792,000
                                      ==========        ==========       ========           ===========          ==========
Year ended December 31, 1995
  Reserves deducted from the asset
     to which they apply:
       Reserve for doubtful accounts  $  119,000        $   42,000                          $   (80,000)         $   81,000

       Reserve for inventory
         obsolescence                    236,000             1,000       $ (3,000)(b)           (12,000)            222,000

  Reserves included in the
     balance sheet caption Other
     Long-term liabilities:
       Reserve for contingencies       1,247,000           101,000                           (1,348,000)

  Reserve for discontinued
     operations                          883,000           182,000         (9,000)(b)          (345,000)(a)         711,000
                                      ----------        ----------       --------           -----------          ----------
                                      $2,485,000        $  326,000       $(12,000)          $(1,785,000)         $1,014,000
                                      ==========        ==========       ========           ===========          ==========

Notes:

(a) Represents costs charged against the reserve associated with the discontinued operation.
(b)    Represents foreign currency translation adjustment.
(c) Represents a reversal of the reserve and a foreign currency translation adjustment.
(d) Represents a bad debt recovery and a foreign currency translation adjustment.


                                    57 of 62

(a) (3) The following exhibits are required to be filed by Item 14(c) of Form 10-K:

Exhibit No.
-----------

        *3.1       (i)  Articles of Incorporation of Graham Corporation

         3.2      (ii)  By-laws of Graham Corporation

        *4.1       (a)  Certificate of Incorporation of Graham Corporation
                        (included as Exhibit 3.1)

       **4.2       (b)  Shareholder Rights Plan of Graham Corporation

     ***10.1            1989 Stock Option and Appreciation Rights Plan of Graham
                        Corporation

    ****10.2            1995 Graham Corporation Incentive Plan to Increase
                        Shareholder Value

        10.3            Graham Corporation Outside Directors' Long-Term
                        Incentive Plan

        10.4 Employment Contracts between Graham Corporation and Named Executive Officers

        10.5            Senior Executive Severance Agreements with Named
                        Executive Officers

          11            Statement regarding computation of per share earnings

                             Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements

          18            Letter regarding change in accounting principles

          21            Subsidiaries of the registrant

          23            Consent of Experts and Counsel

          27            Financial Data Schedule

-------------------

          * Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the year ended December 31, 1989.
         ** Incorporated herein by reference from the Registrant's Current Report on Form 8-K dated February 26, 1991, as amended by Registrant's Amendment No. 1 Form 8 dated June 8, 1991.
        *** Incorporated herein by reference from the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders.
       **** Incorporated herein by reference from the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders.


(b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.


                                    58 of 62

         Cross Reference Sheet for Annual Report on Form 10-K for the year ended March 31, 1998, setting forth item numbers and captions of Form 10-K (and related Items of Regulation S-K referred to therein) under which information is incorporated by reference and the pages in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders where that information appears.


FORM 10-K: PART NO                 Regulation S-K                        Proxy Statement for 1998
Item No. and Caption               Item No. and Caption                  Annual Meeting of Stockholders
--------------------               --------------------                  ------------------------------
                                                                         Caption:                           Page:
Item 10. Directors and             Item 401. Directors and               Election of Directors               3-7
Executive Officers of              Executive Officers
Registrant
                                   Item 405. Directors and               Disclosure Pursuant to                7
                                   Executive Officers                    Item 405 of SEC
                                                                         Regulation S-K

Item 11. Executive                 Item 401. Executive                   Directors' Fees                     5-6
Compensation                       Compensation                          Compensation of                    8-12
                                                                         Executive Officers

Item 12. Security                  Item 403(a). Security                 Principal Stockholders                2
Ownership of Certain               Ownership of Certain
Beneficial Owners and              Beneficial Owners
Management
                                   Item 403(b). Security                 Principal Stockholders                2
                                   Ownership of Management               Election of Directors               3-6
                                                                         Executive Officers                    7

Item 13. Certain                   Item 404(a). Transactions             Principal Stockholders                2
Relationships and                  with Management and                   Election of Directors               3-6
Related Transactions               Others

                                   Item 404(b). Certain                  Principal Stockholders                2
                                   Business Relations                    Election of Directors              3 -6



                                    59 of 62

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GRAHAM CORPORATION
                                         ------------------------------------


DATE: June 15, 1998                  By  /s/ J. Ronald Hansen
                                         ------------------------------------
                                         J. Ronald Hansen
                                         Vice President-Finance & Administration
                                         and Chief Financial Officer (Principal
                                         Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
                                               President and Chief
/s/ Alvaro Cadena                               Executive Officer;                                June 15, 1998
--------------------------------------------   Director
Alvaro Cadena

                                               Vice President-Finance &
                                               Administration and Chief
/s/ J. Ronald Hansen                           Financial Officer (Principal                      June 15, 1998
--------------------------------------------   Accounting Officer)
J. Ronald Hansen


/s/ Philip S. Hill                             Director                                          June 15, 1998
--------------------------------------------
Philip S. Hill


/s/ Cornelius S. Van Rees                      Director                                          June 15, 1998
--------------------------------------------
Cornelius S. Van Rees


/s/ Jerald D. Bidlack                          Director; Chairman of                             June 15, 1998
--------------------------------------------   the Board
Jerald D. Bidlack


/s/ Helen H. Berkeley                          Director                                          June 15, 1998
--------------------------------------------
Helen H. Berkeley


/s/ H. Russel Lemcke                           Director                                          June 15, 1998
--------------------------------------------
H. Russel Lemcke



                                    60 of 62

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                              --------------------


                                    EXHIBITS

                                   filed with

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       of

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED March 31, 1998


                              --------------------


                               GRAHAM CORPORATION


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                    61 of 62

                               GRAHAM CORPORATION

                                    FORM 10-K

                                 March 31, 1998






    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
     ------                      -----------------------

      3.2         By-laws of Graham Corporation

      10.3        Graham Corporation Outside Directors' Long-Term Incentive
                  Plan

      10.4 Employment Contracts between Graham Corporation and Named Executive Officers

      10.5        Senior Executive Severance Agreements with Named Executive
                  Officers

       18         Letter regarding change in accounting principles

       21         Subsidiaries of the Registrant

       23         Consent of Deloitte & Touche LLP

       27         Financial Data Schedule




                                    62 of 62