Form 10-Q
period 1998-06-30
GRAHAM CORP
filed 1998-08-13
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended June 30, 1998
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of August 14, 1998, there were outstanding 1,585,995 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           JUNE 30, 1998

                  PART I - FINANCIAL INFORMATION



































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries of June 30, 1998 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of June 30, 1998 and its results of operations for the three month period then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                           June 30,      March 31,
                                             1998           1998
                                             ----           ----
Assets
Current Assets:
 Cash and equivalents                    $ 1,064,000   $ 1,694,000
 Marketable securities                     4,675,000     4,801,000
 Trade accounts receivable                 8,614,000     6,791,000
 Inventories                               8,902,000    10,278,000
 Deferred tax asset                          894,000       881,000
 Prepaid expenses and other
  current assets                             472,000       468,000
                                         -----------   -----------
                                          24,621,000    24,913,000
Property, plant and equipment, net         9,971,000    10,026,000
Deferred tax asset                         2,054,000     2,067,000
Other assets                                  15,000        24,000
                                         -----------   -----------
                                         $36,661,000   $37,030,000
                                         ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                           June 30,      March 31,
                                             1998           1998
                                             ----           ----


Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt due banks               $ 2,863,000   $    40,000
 Current portion of long-term debt           507,000       505,000
 Accounts payable                          2,597,000     4,195,000
 Accrued compensation                      3,332,000     4,940,000
 Accrued expenses and other liabilities    1,316,000     1,039,000
 Customer deposits                         1,106,000       779,000
 Domestic and foreign income taxes
  payable                                    793,000       956,000
                                         -----------   -----------
                                          12,514,000    12,454,000

Long-term debt                               867,000       859,000
Deferred compensation                      1,165,000     1,007,000
Other long-term liability                    252,000       264,000
Deferred pension liability                 1,548,000     1,464,000
Accrued postretirement benefits            3,225,000     3,207,000
                                         -----------   -----------
 Total liabilities                        19,571,000    19,255,000
                                         -----------   -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued 1,690,595 shares on June 30,
   1998 and March 31, 1998                   169,000       169,000
 Capital in excess of par value            4,521,000     4,521,000
 Cumulative foreign currency
  translation adjustment                  (1,780,000)   (1,781,000)
 Retained earnings                        16,326,000    15,362,000
                                         -----------   -----------
                                          19,236,000    18,271,000
Less:
 Treasury Stock                           (1,771,000)      (71,000)
 Employee Stock Ownership Plan Loan
  Payable                                   (375,000)     (425,000)
                                         -----------   -----------
Total shareholders' equity                17,090,000    17,775,000
                                         -----------   -----------
                                         $36,661,000   $37,030,000
                                         ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                Three Months
                                               ended June 30,
                                            1998            1997
                                            ----            ----
Net Sales
                                        $15,156,000    $11,855,000
                                        -----------    -----------
Cost and expenses:
 Cost of products sold                   10,664,000      8,172,000
 Selling, general and administrative      2,972,000      2,936,000
 Interest expense                            66,000         79,000
                                        -----------    -----------
                                         13,702,000     11,187,000
                                        -----------    -----------
Income before income taxes                1,454,000        668,000
Provision for income taxes                  490,000        235,000
                                        -----------    -----------
Net income                                  964,000        433,000

Retained earnings at beginning of
 period                                  15,362,000     11,596,000
                                        -----------    -----------
Retained earnings at end of period      $16,326,000    $12,029,000
                                        ===========    ===========
Per Share Data:
 Basic:
  Net income                                   $.58           $.27
                                               ====           ====
 Diluted:
  Net income                                   $.57           $.26
                                               ====           ====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended June 30,
                                                      1998         1997
                                                      ----         ----
Operating activities:
 Net income                                      $   964,000     $   433,000
                                                 -----------     -----------

 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization                      267,000         258,000
  (Gain) Loss on sale of property, plant and
   equipment                                          10,000         (22,000)
  (Increase) Decrease in operating assets:
   Accounts receivable                            (1,822,000)        729,000
   Inventory, net of customer deposits             1,702,000         955,000
   Prepaid expenses and other current and
    non-current assets                                (4,000)         20,000

  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities        (2,928,000)     (1,810,000)
   Estimated liabilities of discontinued
    operations                                                       (66,000)
   Deferred compensation, deferred pension
    liability, and accrued postemployment
    benefits                                         261,000         140,000
   Domestic and foreign income taxes                (163,000)        190,000
   Deferred income taxes                                             (31,000)
   Other long-term liabilities                       (12,000)        (42,000)
                                                 -----------     -----------
     Total adjustments                            (2,689,000)        321,000
                                                 -----------     -----------
 Net cash provided (used) by operating
  activities                                      (1,725,000)        754,000
                                                 -----------     -----------

                GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                 Three Months Ended June 30,
                                                      1998         1997
                                                      ----         ----
Investing activities:
 Purchase of property, plant and equipment          (203,000)       (179,000)
 Purchase of marketable securities                (1,251,000)       (365,000)
 Proceeds from maturity of marketable
  securities                                       1,366,000         365,000
                                                 -----------     -----------
 Net cash used by investing activities               (88,000)       (179,000)
                                                 -----------     -----------
Financing activities:
 Increase in short-term debt                       2,823,000
 Proceeds from issuance of long-term debt          5,110,000       5,090,000
 Principal repayments on long-term debt           (5,050,000)     (6,635,000)
 Issuance of common stock                                            130,000
 Purchase of treasury stock                       (1,700,000)
                                                 -----------     -----------
 Net cash provided (used) by financing
  activities                                       1,183,000      (1,415,000)
                                                 -----------     -----------
 Effect of exchange rate on cash
                                                 -----------     -----------
 Net decrease in cash and equivalents               (630,000)       (840,000)

 Cash and equivalents at beginning of period       1,694,000         854,000
                                                 -----------     -----------
 Cash and equivalents at end of period           $ 1,064,000     $    14,000
                                                 ===========     ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                           JUNE 30, 1998

-------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------

   Major classifications of inventories are as follows:

                                           6/30/98       3/31/98
                                           -------       -------
Raw materials and supplies              $ 2,543,000   $ 2,707,000
Work in process                           8,088,000    12,081,000
Finished products                         1,171,000     1,131,000
                                        -----------   -----------
                                         11,802,000    15,919,000
Less - progress payments                  2,900,000     5,641,000
                                        -----------   -----------
                                        $ 8,902,000   $10,278,000
                                        ===========   ===========

-------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
-------------------------------------------------------------------

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

                                               Three months
                                              ended June 30,
                                            1998          1997
                                            ----          ----
Basic earnings per share
 Numerator:
  Net income                            $  964,000    $  433,000
                                        ----------    ----------
 Denominator:
  Weighted common shares
   outstanding                           1,650,000     1,596,000
  Share equivalent units (SEU)
   outstanding                               3,000         3,000
                                        ----------    ----------
  Weighted average shares and
   SEU's outstanding                     1,653,000     1,599,000
                                        ----------    ----------

Basic earnings per share                      $.58          $.27
                                              ====          ====

                                               Three months
                                              ended June 30,
                                            1998          1997
                                            ----          ----
Diluted earnings per share

 Numerator:
  Net income                            $  964,000    $  433,000
                                        ----------    ----------
 Denominator:
  Weighted average shares and
   SEU's outstanding                     1,653,000     1,599,000
  Stock options outstanding                 27,000        55,000
  Contingently issuable SEU's                6,000         1,000
                                        ----------    ----------
  Weighted average common and
   potential common shares
   outstanding                           1,686,000     1,655,000
                                        ----------    ----------
Diluted earnings per share                    $.57          $.26
                                              ====          ====

   Options to purchase 55,200 shares of common stock at $21.44 per share and 11,250 shares at $21.25 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

-------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------

   Actual interest paid was $66,000 and $79,000 for the three months ended June 30, 1998 and 1997, respectively. In addition, actual income taxes paid were $653,000 and $76,000 for the three months ended June 30, 1998 and 1997, respectively.

-------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------

   Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company has determined that at March 31, 1999 it will display comprehensive income in a separate statement of comprehensive income. The Company's comprehensive earnings were as follows:

-------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME (concluded)
-------------------------------------------------------------------

                                                Three months
                                               ended June 30,
                                              1998        1997
                                              ----        ----
Net income                                 $ 964,000   $ 433,000

Other comprehensive income, net of tax

 Foreign currency translation
  adjustment                                   1,000      19,000
                                           ---------   ---------
  Comprehensive income                     $ 965,000   $ 452,000
                                           =========   =========

   The foreign currency translation adjustment is not currently adjusted for income taxes since it relates to an investment which is permanent in nature.




































                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                           June 30, 1998

Results of Operations
---------------------
   Sales  increased  28% in the first quarter of fiscal  year  1999 compared to the same period last year.  Sales for the first quarter increased 33% in the United States and decreased 10% in the  United
Kingdom  compared to fiscal year 1998.  The increase in the  United
States  sales is attributable to a substantial increase in  surface condenser sales.  The decline in the United Kingdom sales is due to the  strength  of the pound sterling as compared to  other  foreign currencies.

   Cost of sales as a percent of sales for the first quarter of fiscal year 1999 was 70% compared to 69% a year ago. Cost of sales as a percent of sales for the three month period was 71% for the United States operations compared to 69% last year and 60% for the United Kingdom operations compared to 69% last year. While cost of sales as a percent of sales remained relatively consistent in the United States, the significant improvement in the United Kingdom is reflective of lower direct material costs and a reduction in overhead expenses due to the downsizing of the work force which occurred in the second quarter last year.

   Selling, general and administrative expenses for the three months ended June 30, 1998 were comparable to selling, general and administrative expenses for the same period of fiscal year 1998 and represented 20% of sales as compared to 25% in the first quarter last year. The favorable variance in this percentage is due to selling, general and administrative expenses remaining flat while sales increased 28%.

   Interest expense for the first quarter is down 16% from the same period in fiscal year 1998. The decrease resulted primarily from lower interest rates in the United States and reduced levels of short and long term debt during the quarter in both the United
States and United Kingdom.

   The  effective  income tax rate for the first  quarter  was  34%
compared to 35% for the comparable three months of last year.


Financial Condition
-------------------
   There were no significant changes in the financial condition  of
the  Company  for the first quarter of fiscal year  1999.   Working
capital of $12,107,000 at June 30, 1998 compares to $12,459,000  at
March  31, 1998.  The working capital decrease reflects a  decrease in  current  assets  of $292,000 and a slight increase  in  current liabilities  of  $60,000.  The decrease in current  assets  related primarily  to  a significant decrease in inventories offset  by  an increase  in  accounts receivable due to the  shipment  of  several large  projects in the first quarter which were in process at  year
end.    Revenue  on  these  contracts  was  recognized  using   the
percentage-of-completion method.

   Capital  expenditures for the three month period  were  $203,000 compared to $179,000 for the same period last year.  There were  no major  commitments for capital expenditures as of  June  30,  1998.
Management anticipates spending approximately $2,000,000 in  fiscal year  1999 for capital additions to upgrade computer equipment  and machinery.

   Total  long-term  debt at June 30, 1998 of  $1,374,000  remained
consistent  compared to borrowings at year end of $1,364,000.   The
long-term  debt to equity ratio remained unchanged from  March  31,
1998  at 8%.  The total liabilities to assets ratio is 53% compared to  52%  at  March  31, 1998.  These ratios are reflective  of  the
stability   and   strength  of  the  Company's  current   financial
condition.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year
1999 cash requirements.


New Orders and Backlog
----------------------
   New  orders  for the first quarter were $11,162,000 compared  to
$20,788,000  for  the same period last year.   New  orders  in  the
United States were $9,879,000 compared to $19,646,000 for the  same period in fiscal year 1998.  New orders in the United Kingdom  were
$1,283,000  compared to $1,142,00 for the same quarter  last  year.
The  significant decline in new orders, specifically in the  United
States,  is  directly  related to the softening  of  the  condenser market  and  the  stiff competition that the Company  has  recently
encountered.   New  orders in the United Kingdom improved  slightly
due to an increase in export orders for spare parts.

   Although  the Company has been impacted by the Asian crisis  and
is   entering   a  period  of  shrinking  markets  and   aggressive
competition, efforts are being focused on maintaining order  levels in  the  ejector  business and seeking out  opportunities  for  new business in Latin America.

   Backlog  of  unfilled  orders  at June  30,1998  is  $24,215,000 compared to $31,076,000 at this time a year ago and $28,199,000  at
March   31,  1998.   Current  backlog  in  the  United  States   of
$23,240,000  compares  to  $27,292,000  at  March  31,   1998   and
$29,928,000  at  June  30, 1997.  Current  backlog  in  the  United
Kingdom  of  $975,000 compares to $907,000 at March  31,  1998  and
$1,148,000 at June 30, 1997.  The current backlog is reflective  of the recent order activity.  The current backlog is scheduled to  be shipped  during the next twelve months and represents  orders  from traditional markets in the Company's established product lines.










                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                           JUNE 30, 1998
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended June 30, 1998.



















                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GRAHAM CORPORATION



                             s\J. R. Hansen
                             ____________________________________
                             J. R. Hansen
                             Vice President Finance and
                               Administration / CFO (Principal
                               Accounting Officer)




Date 08/14/98





                         INDEX OF EXHIBITS



 (2) Plan of acquisition, reorganization, arrangement, liquidation succession

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

           By-laws  of  registrant,  as amended  (filed  as  Exhibit
           3.2(ii) to the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 1998, and is incorporated herein by referenced.)

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

      Graham Corporation Outside Directors' Long-Term Incentive Plan
      (filed as Exhibit 10.3 to the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 1998, and is incorporated herein by reference.)







Index to Exhibits (cont.)
-------------------------

      Employment  Contracts  between  Graham  Corporation  and Named
      Executive Officers (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 1998, and is incorporated herein by reference.)

      Senior  Executive  Severance  Agreements  with Named Executive
      Officers (filed as Exhibit 10.5 to the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 1998, and is incorporated herein by reference.)

(11)  Statement re-computation of per share earnings

      Computation of per share earnings is included in Note 2 of the Notes to Financial Information.

(15)  Letter re-unaudited interim financial information

      Not applicable.

(18)  Letter re-change in accounting principles

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



