Form 10-Q
period 1998-09-30
GRAHAM CORP
filed 1998-11-06
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended September 30, 1998
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of November 6, 1998, there were outstanding 1,584,995 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                        SEPTEMBER 30, 1998

                  PART I - FINANCIAL INFORMATION



































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries of September 30, 1998 and for the three month and six month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 1998 and its results of operations for the three month period then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                           September     March 31,
                                              30,
                                             1998           1998
                                             ----           ----
Assets
Current Assets:
 Cash and equivalents                    $   102,000   $ 1,694,000
 Marketable securities                     5,153,000     4,801,000
 Trade accounts receivable                 6,821,000     6,791,000
 Inventories                               6,062,000    10,278,000
 Deferred tax asset                          912,000       881,000
 Prepaid expenses and other
  current assets                             499,000       468,000
                                         -----------   -----------
                                          19,549,000    24,913,000
Property, plant and equipment, net         9,950,000    10,026,000
Deferred tax asset                         2,036,000     2,067,000
Other assets                                   7,000        24,000
                                         -----------   -----------
                                         $31,542,000   $37,030,000
                                         ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                           September     March 31,
                                              30,
                                             1998           1998
                                             ----           ----

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt due banks                             $    40,000
 Current portion of long-term debt       $   513,000       505,000
 Accounts payable                          2,018,000     4,195,000
 Accrued compensation                      3,624,000     4,940,000
 Accrued expenses and other liabilities      846,000     1,039,000
 Customer deposits                           572,000       779,000
 Domestic and foreign income taxes
  payable                                    153,000       956,000
                                         -----------   -----------
                                           7,726,000    12,454,000

Long-term debt                               615,000       859,000
Deferred compensation                      1,115,000     1,007,000
Other long-term liabilities                  223,000       264,000
Deferred pension liability                 1,398,000     1,464,000
Accrued postretirement benefits            3,247,000     3,207,000
                                         -----------   -----------
 Total liabilities                        14,324,000    19,255,000
                                         -----------   -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
   Issued 1,690,595 shares on September
30,
   1998 and on March 31, 1998                169,000       169,000
 Capital in excess of par value            4,521,000     4,521,000
 Cumulative foreign currency
  translation adjustment                  (1,746,000)   (1,781,000)
 Retained earnings                        16,383,000    15,362,000
                                          19,327,000    18,271,000
                                         -----------   -----------
Less:
 Treasury Stock                           (1,784,000)      (71,000)
 Employee Stock Ownership Plan Loan
  Payable                                   (325,000)     (425,000)
                                         -----------   -----------
Total shareholders' equity                17,218,000    17,775,000
                                         -----------   -----------
                                         $31,542,000   $37,030,000
                                         ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Three Months            Six Months
                               ended September 30,     ended September 30,
                                 1998       1997        1998        1997
                                 ----       ----        ----        ----

Net Sales                   $11,417,000 $14,618,000  $26,573,000 $26,473,000
                            ----------- -----------  ----------- -----------

Cost and expenses:
 Cost of products sold        8,164,000   9,656,000   18,828,000  17,828,000
 Selling, general and
  administrative              3,104,000   3,471,000    6,076,000   6,407,000
 Interest expense                55,000      61,000      121,000     140,000
                            ----------- -----------  ----------- -----------
                             11,323,000  13,188,000   25,025,000  24,375,000
                            ----------- -----------  ----------- -----------
Income before income
 taxes                           94,000   1,430,000    1,548,000   2,098,000
Provision for income
 taxes                           37,000     485,000      527,000     720,000
                            ----------- -----------  ----------- -----------
Net income                       57,000     945,000    1,021,000   1,378,000


Retained earnings at
beginning of period          16,326,000  12,029,000   15,362,000  11,596,000
                            ----------- -----------  ----------- -----------
                                                                                                          0
Retained earnings at end
 of period                  $16,383,000 $12,974,000  $16,383,000 $12,974,000             0
                            =========== ===========  =========== ===========
Per Share Data:
 Basic:
  Net income                       $.04        $.58         $.63        $.85
                                   ====        ====         ====        ====
 Diluted:
  Net income                       $.04        $.56         $.62        $.82
                                   ====        ====         ====        ====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                    September 30,
                                                  1998         1997
                                                  ----         ----
Operating activities:
 Net income                                   $ 1,021,000   $ 1,378,000
                                              -----------   -----------

 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                   523,000       513,000
  (Gain)Loss on sale of property, plant and
   equipment                                       10,000       (22,000)
  (Increase) Decrease in operating assets:
   Accounts receivable                            (17,000)    1,573,000
   Inventory, net of customer deposits          4,019,000     1,137,000
   Prepaid expenses and other current and
     non-current assets                           (28,000)       67,000
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities     (3,771,000)   (1,635,000)
   Estimated liabilities of discontinued
     operations                                                (119,000)
   Deferred compensation, deferred pension
    liability, and accrued postemployment
     benefits                                     158,000       280,000
   Domestic and foreign income taxes             (803,000)       15,000
   Deferred income taxes                                        (22,000)
   Other long-term liabilities                    (42,000)      (73,000)
                                              -----------   -----------
    Total adjustments                              49,000     1,714,000
                                              -----------   -----------
 Net cash provided by operating activities      1,070,000     3,092,000
                                              -----------   -----------

                GRAHAM CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                  Six Months Ended
                                                    September 30,
                                                  1998         1997
                                                  ----         ----
Investing activities:
 Purchase of property, plant and equipment       (399,000)     (336,000)
 Purchase of marketable securities             (5,654,000)   (2,851,000)
 Proceeds from maturity of marketable
  securities                                    5,291,000     1,156,000
                                              -----------   -----------
 Net cash used by investing activities           (762,000)   (2,031,000)
                                              -----------   -----------
Financing activities:
 (Decrease) Increase in short-term debt           (40,000)      144,000

 Proceeds from issuance of long-term debt       5,110,000     5,441,000
 Principal repayments on long-term debt        (5,260,000)   (7,066,000)
 Issuance of common stock                                       861,000
 Purchase of treasury stock                    (1,713,000)
                                              -----------   -----------
 Net cash used by financing activities         (1,903,000)     (620,000)
                                              -----------   -----------
 Effect of exchange rate on cash                    3,000
                                              -----------   -----------
 Net increase (decrease) in cash and
  equivalents                                  (1,592,000)      441,000
 Cash and equivalents at beginning of
  period                                        1,694,000       854,000
                                              -----------   -----------
 Cash and equivalents at end of period        $   102,000   $ 1,295,000
                                              ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                        SEPTEMBER 30, 1998

------------------------------------------------------------------------
NOTE 1 - INVENTORIES
------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           9/30/98       3/31/98
                                           -------       -------
Raw materials and supplies              $ 2,562,000   $ 2,707,000
Work in process                           6,896,000    12,081,000
Finished products                         1,166,000     1,131,000
                                        -----------   -----------
                                         10,624,000    15,919,000
Less - progress payments                  4,562,000     5,641,000
                                        -----------   -----------
                                        $ 6,062,000   $10,278,000
                                        ===========   ===========

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
-------------------------------------------------------------------------
   Basic  earnings per share is computed by dividing net income  by the  weighted average number of common shares outstanding  for  the
period.   Diluted earnings per share is calculated by dividing  net
income  by  the  weighted  average  number  of  common  and,   when
applicable, potential common shares outstanding during the  period.
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

                                 Three months            Six months
                              ended September 30,   ended September 30,
                                1998       1997       1998       1997
                                ----       ----       ----       ----
Basic earning per
share
 Numerator:
  Net income                $   57,000  $  945,000  $1,021,000  $ 1,378,000
                            ----------  ----------  ----------  -----------
 Denominator:
  Weighted common shares
   outstanding               1,586,000   1,641,000   1,617,000    1,619,000
  Share equivalent units
   (SEU) outstanding             6,000       4,000       5,000        3,000
                            ----------  ----------  ----------  -----------
  Weighted average shares
   and SEU's outstanding     1,592,000   1,645,000   1,622,000    1,622,000
                            ----------  ----------  ----------  -----------
Basic earnings per share          $.04        $.58        $.63         $.85
                                  ====        ====        ====         ====

                                 Three months            Six months
                              ended September 30,   ended September 30,
                                1998       1997       1998       1997
                                ----       ----       ----       ----
Diluted earnings per
share

 Numerator:
  Net income                $   57,000  $  945,000  $1,021,000  $ 1,378,000
                            ----------  ----------  ----------  -----------
 Denominator:
  Weighted average shares
   and SEU's outstanding     1,592,000   1,645,000   1,622,000    1,622,000
  Stock options
   outstanding                  17,000      51,000      22,000       53,000
  Contingently issuable
     SEU's                       4,000       2,000       6,000        2,000
                            ----------  ----------  ----------  -----------
  Weighted average common
   and potential common
   shares outstanding        1,613,000   1,698,000   1,650,000    1,677,000
                            ----------  ----------  ----------  -----------

Diluted earnings per share        $.04        $.56        $.62         $.82
                                  ====        ====        ====         ====

   Options to purchase 55,200 shares of common stock at $21.44 per share and 11,250 shares at $21.25 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Actual  interest  paid  was $122,000 and $141,000  for  the  six
months  ended  September  30,  1998  and  1997,  respectively.   In
addition, actual income taxes paid were $1,319,000 and $709,000 for the six months ended September 30, 1998 and 1997, respectively.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------
   Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
Income."   This  statement  requires reporting  and  disclosure  of
comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company has determined that at March 31, 1999 it will display comprehensive
income  in  a  separate  statement of  comprehensive  income.   The
Company's comprehensive earnings were as follows:

                                 Three months            Six months
                              ended September 30,   ended September 30,
                                1998       1997       1998       1997
                                ----       ----       ----       -----

Net income                  $   57,000  $  945,000  $1,021,000  $ 1,378,000

Other comprehensive
 income, net of tax

 Foreign currency
  translation adjustment        34,000     (38,000)     35,000      (19,000)
                            ----------  ----------  ----------  -----------
  Comprehensive income      $   91,000  $  907,000  $1,056,000  $ 1,359,000
                            ==========  ==========  ==========  ===========

   The foreign currency translation adjustment is not currently adjusted for income taxes since it relates to an investment which is permanent in nature.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                        September 30, 1998




Results of Operations
---------------------
    Sales decreased 22% in the second quarter of fiscal year 1999 compared to 1998. Sales for the second quarter decreased 25% in the United States and increased 34% in the United Kingdom compared to 1998. Sales for the six months ended September 30, 1998 were flat both in the United States and the United Kingdom compared to sales for the same period last year. The decline in sales for the second quarter in the United States is attributable to production scheduling changes for certain projects due to customer requirements. As a result the shipment of the equipment has been postponed to the third quarter. The increase in the United Kingdom sales is due to shipment schedules. Last year a large project anticipated to ship in the second quarter was delayed until the third quarter causing second quarter sales to be unusually low.

    Cost of sales as a percent of sales for the second quarter 1999 was 72% compared to 66% a year ago. Cost of sales as a percent of sales for the three month period was 73% in the United States compared to 67% last year and 59% in the United Kingdom compared to 45% last year. For the six months, cost of sales as a percent of sales was 71% compared to 67% a year ago. For the six month period in the United States, the cost of sales percentage was 72% compared to 68% last year and in the United Kingdom it was 60% compared to 61% for the same period last year. The United States percentage is reflective of increased material costs while the unfavorable percentage for the second quarter in the United Kingdom is due primarily to product mix.

    Selling, general and administrative expenses decreased 11% from the second quarter of 1998. For the six months ended September 30, 1998, selling, general and administrative expenses are down 5% as compared to the same period in fiscal year 1998 and were 23% of sales compared to 24% in 1998. These decreases are primarily attributable to the receipt of proceeds from an insurance policy.

    Interest expense for the second quarter and six month period decreased 10% and 14%, respectively, as compared to the same periods in 1998. These decreases are due to paydowns of long term debt in both the United States and the United Kingdom.

    The effective income tax rate for the second quarter and six month period in fiscal year 1999 was 39% and 34%, respectively, which is relatively consistent with the 1998 effective tax rate of 34% for the same periods.

Financial Condition
-------------------
    The financial condition of the Company has remained stable and strong during fiscal year 1999. Working capital of $11,823,000 at September 30, 1998 compares to $12,459,000 at March 31, 1998. This working capital decrease reflects a decrease in current assets of $5,364,000 and a decrease in current liabilities of $4,728,000. The decrease in current assets related primarily to a decrease in cash due to the purchase of treasury stock and a decline in inventory as there were several large projects in process at March 31 which shipped in the first quarter of fiscal year 1999. The decrease in current liabilities reflects the decline in accounts payable which is attributable to timing of purchases and a decrease in accrued compensation and income taxes payable as significant payments were made in the first half of 1999. The current ratio at September 30, 1998 is 2.53 compared to 2.0 at March 31, 1998.

    Capital expenditures for the six month period were $399,000 compared to $336,000 for the same period last year. Commitments for capital expenditures as of September 30, 1998 were approximately $250,000.

    During the second quarter very little short term borrowing was required to finance working capital needs. Total long-term debt decreased $236,000 due to paydowns on the ESOP loan and the United Kingdom term loan. The long-term debt to equity ratio is 7% compared to 8% at March 31, 1998 and the total liabilities to assets ratio is 45% compared to 52% at March 31, 1998. These ratios reflect management's continued effort to maintain current debt levels.

    Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 1999 cash requirements.

New Orders and Backlog
----------------------
    New orders for the second quarter were $10,139,000 compared to $16,472,000 for the same period last year. New orders in the United States were $8,791,000 compared to $15,792,000 for the same period in 1998. New orders in the United Kingdom were $1,348,000 compared to $680,000 for the same quarter last year.

    For the first half of the fiscal year new orders were $21,301,000 compared to $37,260,000 for the comparable six month period of 1998. New orders in the United States were $18,670,000 for the six month period compared to $35,438,000 for the same period last year and new orders in the United Kingdom were $2,631,000 compared to $1,822,000 in 1998. The substantial decline in new orders in the United States is mainly attributable to the Asian crisis and a downturn in the Latin America market. In addition, the Company is facing fierce competition, especially in the petrochemical industry. Management is taking measures to address current market conditions including cost reductions, and is optimistic that the power industry will experience growth resulting in new orders in this market. The increase in the United Kingdom orders is due to the Company's success in obtaining export orders.

    Backlog of unfilled orders at September 30, 1998 is $22,965,000 compared to $31,489,000 at this time a year ago and $28,199,000 at March 31, 1998. Current backlog in the United States of $21,532,000 compares to $27,292,000 at March 31, 1998 and
$30,377,000 at September 30, 1997. Current backlog in the United Kingdom of $1,433,000 compares to $907,000 at March 31, 1998 and $1,112,000 at September 30, 1997. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


Other Matters
-------------
    The Company has established a program to assess the impact of the Year 2000 on the software and hardware utilized in its internal operations. The cost to address the Year 2000 issues has been estimated at $85,000. This program includes the following phases: identifying affected software, hardware, and manufacturing and telecommunication equipment and assessing the impact of the Year 2000 issue; hardware and software remediation; testing; surveying the Year 2000 readiness of customers and suppliers; and developing a contingency plan. Modification and testing of hardware and software is currently in process with an anticipated completion date of December 31, 1998. Manufacturing and telecommunication equipment is also expected to be Year 2000 compliant by the end of 1998. The Company has begun surveying its customers and suppliers regarding their readiness for the Year 2000 and anticipates completing this phase of the program by March 31, 1999.

    The Company relies on third-party suppliers for products and services. If these suppliers do not adequately address the impact of the Year 2000 on their own systems and products in a timely manner,  it  may  be necessary for the Company to secure  alternate vendors to supply these required products and services. The Company has developed a contingency plan to handle this situation.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                        SEPTEMBER 30, 1998
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended September 30, 1998.



















                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GRAHAM CORPORATION



                             /s/J. R. Hansen
                             ____________________________________
                             J. R. Hansen
                             Vice President Finance and
                               Administration / CFO (Principal
                               Accounting Officer)




Date 11/06/98

                         INDEX OF EXHIBITS



 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

     Not applicable.

 (4) Instruments defining the rights of security holders, including indentures

     (a)Equity securities

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

     (b)Debt securities

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