Form 10-Q
period 1998-12-31
GRAHAM CORP
filed 1999-02-08
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended December 31, 1998
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of February 8, 1999, there were outstanding 1,584,995 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                         DECEMBER 31, 1998

                  PART I - FINANCIAL INFORMATION


































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries of December 31, 1998 and for the three month and nine month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 1998 and its results of operations for the three month and nine month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                         December 31,    March 31,
                                             1998           1998
                                             ----           ----
Assets
Current Assets:
 Cash and equivalents                    $ 4,137,000   $ 1,694,000
 Marketable securities                       200,000     4,801,000
 Trade accounts receivable                 6,149,000     6,791,000
 Inventories                               7,978,000    10,278,000
 Deferred tax asset                          907,000       881,000
 Prepaid expenses and other
  current assets                             395,000       468,000
                                         -----------   -----------
                                          19,766,000    24,913,000
Property, plant and equipment, net        10,249,000    10,026,000
Deferred tax asset                         2,455,000     2,067,000
Other assets                                 227,000        24,000
                                         -----------   -----------
                                         $32,697,000   $37,030,000
                                         ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                         December 31,    March 31,
                                             1998           1998
                                             ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt due banks                             $    40,000
 Current portion of long-term debt       $   566,000       505,000
 Accounts payable                          1,922,000     4,195,000
 Accrued compensation                      3,523,000     4,940,000
 Accrued expenses and other liabilities    1,127,000     1,039,000
 Customer deposits                           352,000       779,000
 Domestic and foreign income taxes
  payable                                    178,000       956,000
                                         -----------   -----------
                                           7,668,000    12,454,000

Long-term debt                               645,000       859,000
Deferred compensation                      1,105,000     1,007,000
Other long-term liability                    216,000       264,000
Deferred pension liability                 3,034,000     1,464,000
Accrued postretirement benefits            3,270,000     3,207,000
                                         -----------   -----------
 Total liabilities                        15,938,000    19,255,000
                                         -----------   -----------
Shareholders' equity:
 Preferred stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
   Issued  1,690,595 shares on
    December 31, and March 31, 1998          169,000       169,000

 Capital in excess of par value            4,521,000     4,521,000
 Cumulative foreign currency
  translation adjustment                  (1,791,000)   (1,781,000)
 Retained earnings                        16,786,000    15,362,000
                                         -----------   -----------
                                          19,685,000    18,271,000
Less:
 Treasury stock                           (1,784,000)      (71,000)
 Employee Stock Ownership Plan Loan
  Payable                                   (275,000)     (425,000)
 Minimum pension liability adjustment       (867,000)
                                         -----------   -----------
Total shareholders' equity                16,759,000    17,775,000
                                         -----------   -----------
                                         $32,697,000   $37,030,000
                                         ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Three Months            Nine Months
                                ended December 31,     ended December 31,
                                 1998       1997        1998        1997
                                 ----       ----        ----        ----
Net Sales                   $14,219,000 $11,914,000 $40,792,000 $38,387,000
                            ----------- ----------- ----------- -----------
Cost and expenses:
 Cost of products sold       10,255,000   8,276,000  29,083,000  26,104,000
 Selling, general and
   administrative             3,229,000   3,161,000   9,305,000   9,568,000
 Interest expense               116,000      61,000     237,000     201,000
                            ----------- ----------- ----------- -----------
                             13,600,000  11,498,000  38,625,000  35,873,000
                            ----------- ----------- ----------- -----------
Income before income taxes      619,000     416,000   2,167,000   2,514,000
Provision for income taxes      216,000     107,000     743,000     827,000
                            ----------- ----------- ----------- -----------
Net income                      403,000     309,000   1,424,000   1,687,000

Retained earnings at
beginning of period          16,383,000  12,974,000  15,362,000  11,596,000
                            ----------- ----------- ----------- -----------
Retained earnings at end
of period                   $16,786,000 $13,283,000 $16,786,000 $13,283,000
                            =========== =========== =========== ===========
Per Share Data:
 Basic:
  Net income                       $.25        $.19        $.88       $1.04
                                   ====        ====        ====       =====
 Diluted:
  Net income                       $.25        $.18        $.87       $1.00
                                   ====        ====        ====       =====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                          December 31,
                                                       1998         1997
                                                       ----         ----
Operating activities:
 Net income                                        $ 1,424,000   $ 1,687,000
                                                   -----------   -----------
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                         785,000       782,000
 Loss on sale of property, plant and equipment           5,000         1,000
 (Increase) Decrease in operating assets:
  Accounts receivable                                  636,000     3,094,000
  Inventory, net of customer deposits                1,868,000        98,000
  Prepaid expenses and other current and
   non-current assets                                   68,000        (3,000)

 Increase (Decrease) in operating liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other liabilities           (3,673,000)      531,000
  Estimated liabilities of discontinued
   operations                                                       (173,000)
  Deferred compensation, deferred pension
   liability, and accrued postemployment
    benefits                                           307,000      (151,000)
  Domestic and foreign income taxes                   (778,000)      108,000
  Deferred income taxes                                 (5,000)      (19,000)
  Other long-term liabilities                          (48,000)      (93,000)
                                                   -----------   -----------
   Total adjustments                                  (835,000)    4,175,000
                                                   -----------   -----------
 Net cash provided by operating activities             589,000     5,862,000
                                                   -----------   -----------

                GRAHAM CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                       Nine Months Ended
                                                          December 31,
                                                       1998         1997
                                                       ----         ----

Investing activities:
 Purchase of property, plant and equipment            (690,000)     (766,000)
 Proceeds from sale of property, plant and
  equipment                                              5,000        11,000
 Purchase of marketable securities                  (6,407,000)   (7,313,000)
 Proceeds from maturity of marketable securities    10,987,000     4,452,000
                                                   -----------   -----------
 Net cash provided (used) by investing activities    3,895,000    (3,616,000)
                                                   -----------   -----------
Financing activities:
 Increase (Decrease) in short-term debt                (40,000)       59,000
 Proceeds from issuance of long-term debt            5,950,000     5,441,000
 Principal repayments on long-term debt             (6,238,000)   (7,129,000)
 Issuance of common stock                                          1,008,000
 Purchase of treasury stock                         (1,713,000)
 Sale of treasury stock                                               13,000
                                                   -----------   -----------
 Net cash used by financing activities              (2,041,000)     (608,000)

 Effect of exchange rate on cash
                                                   -----------   -----------
 Net increase in cash and equivalents                2,443,000     1,638,000

 Cash and equivalents at beginning of period         1,694,000       854,000
                                                   -----------   -----------
 Cash and equivalents at end of period             $ 4,137,000   $ 2,492,000
                                                   ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                         DECEMBER 31, 1998
-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                          12/31/98      3/31/98
                                          --------      -------
Raw materials and supplies              $ 2,459,000  $ 2,707,000
Work in process                           8,856,000   12,081,000
Finished products                         1,410,000    1,131,000
                                        -----------  -----------
                                         12,725,000   15,919,000
Less - progress payments                  4,747,000    5,641,000
                                        -----------  -----------
                                        $ 7,978,000  $10,278,000
                                        ===========  ===========

--------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
-------------------------------------------------------------------------
   Basic  earnings per share is computed by dividing net income  by the  weighted average number of common shares outstanding  for  the
period.   Diluted earnings per share is calculated by dividing  net
income  by  the  weighted  average  number  of  common  and,   when
applicable, potential common shares outstanding during the  period.
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

                                       Three months          Nine months
                                    ended December 31,   ended December 31,
                                     1998       1997       1998       1997
                                     ----       ----       ----       ----
Basic earning per share

 Numerator:
  Net income                    $  403,000  $  309,000  $1,424,000  $1,687,000
                                ----------  ----------  ----------  ----------
 Denominator:
  Weighted common shares
   outstanding                   1,585,000   1,686,000   1,607,000   1,641,000

  Share equivalent units (SEU)
   outstanding                       5,000       3,000       5,000       3,000
                                ----------  ----------  ----------  ----------
  Weighted average shares and
   SEU's outstanding             1,590,000   1,689,000   1,612,000   1,644,000
                                ----------  ----------  ----------  ----------
 Basic earnings per share             $.25        $.19        $.88       $1.04
                                      ====        ====        ====       =====

                                       Three months          Nine months
                                    ended December 31,   ended December 31,
                                     1998       1997       1998       1997
                                     ----       ----       ----       ----
Diluted earnings per
share

 Numerator:
  Net income                    $  403,000  $  309,000  $1,424,000  $1,687,000
                                ----------  ----------  ----------  ----------
 Denominator:
  Weighted average shares and    1,590,000   1,689,000   1,612,000   1,644,000
   SEU's outstanding
  Stock options outstanding          4,000      38,000      16,000      48,000

  Contingently issuable SEU's        6,000       3,000       5,000       2,000
                                ----------  ----------  ----------  ----------
  Weighted average common and
   potential common shares
   outstanding                   1,600,000   1,730,000   1,633,000   1,694,000
                                ----------  ----------  ----------  ----------
Diluted earnings per
share                                 $.25        $.18        $.87       $1.00
                                      ====        ====        ====       =====

   Options to purchase 55,200 shares of common stock at $21.44 per share, 9,000 shares at $21.25, 2,250 shares at $17.88, 8,250 shares at  $17,  2,250  shares at $16.13, 26,250 shares at  $13.17,  8,250 shares at $11.33 and 9,000 shares at $11 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------

   Actual interest paid was $240,000 and $201,000 for the nine months ended December 31, 1998 and 1997, respectively. In addition, actual income taxes paid were $1,444,000 and $738,000 for the nine months ended December 31, 1998 and 1997, respectively.

   Non cash activities during the nine months ended December 31, 1998 and 1997 included capital expenditures totaling $176,000 and $17,000, respectively, which were financed through the issuance of capital leases. In addition, in December 1998 a minimum pension liability adjustment, net of an allowable intangible asset and tax benefit, was recognized.

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

                                    Three months            Nine months
                                 ended December 31,     ended December 31,
                                   1998       1997        1998        1997
                                   ----       ----        ----        ----

Net income                      $  403,000  $  309,000  $1,424,000  $1,687,000
                                ----------  ----------  ----------  ----------

Other comprehensive income
 (loss), net of tax
 Minimum pension liability
  adjustment                      (867,000)               (867,000)
 Foreign currency
  translation adjustment           (45,000)     27,000     (10,000)      8,000
                                ----------  ----------  ----------  ----------
 Total other comprehensive
  income (loss)                   (912,000)     27,000    (877,000)      8,000
                                ----------  ----------  ----------  ----------
  Comprehensive income          $ (509,000) $  336,000  $  547,000  $1,695,000
                                ==========  ==========  ==========  ==========

   The minimum pension liability adjustment is net of a tax benefit of $408,000. The foreign currency translation adjustment is not currently adjusted for income taxes since it relates to an investment which is permanent in nature.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                         December 31, 1998

Results of Operations
---------------------
   Sales increased 19% in the third quarter of fiscal year 1999 compared to the same period in the previous year. Sales for the third quarter increased 26% in the United States and declined 25% in the United Kingdom compared to fiscal year 1998. Sales for the nine months ended December 31, 1998 were greater than sales for the same period last year by 6%. Sales in the United States increased 8% while sales in the United Kingdom decreased 8% from the same period last year. The increased sales in the United States is attributable to revenue recognized on certain large contracts in process during the third quarter. At the end of the third quarter of fiscal year 1998 there were no significant jobs in process as production did not commence on the larger contracts until the fourth quarter. As a result, fourth quarter sales of this year are expected to be below fourth quarter sales of the prior year. The reduced sales in the United Kingdom is due primarily to changes in the shipment schedule for two jobs which were necessary to accommodate customer requirements.

   Cost of sales as a percent of sales for the third quarter was 72% compared to 69% a year ago. Cost of sales as a percent of sales for the three month period was 73% in the United States compared to 70% last year and 66% in the United Kingdom compared to 65% last year. For the nine months, cost of sales as a percent of sales increased from 68% a year ago to 71% currently. In the United States, the cost of sales percentage was 72% compared to 69% last year and in the United Kingdom it improved slightly to 62% from 63% for the same period last year. The unfavorable percentages for the three and nine month period are attributable to product mix and reduced selling prices due to severe price competition while direct product costs and overhead expenses have varied consistently with sales volume.

   Selling, general and administrative expenses were only 2% greater in the third quarter compared to the same period in fiscal year 1998, and represented 23% of sales compared to 27% last year. For the nine month period, selling, general and administrative expenses declined 3% as compared to fiscal year 1998 and were 23% of sales compared to 25% in the prior year. These variances are primarily attributable to the receipt of proceeds from an insurance policy. In addition, the third quarter of last year included a restructuring charge as a result of downsizing the work force in the United Kingdom.

   Interest expense for the third quarter of fiscal year 1999 exceeded interest expense for the comparable three month period of 1998 by 90% and for the nine month period, interest expense increased 18% as compared to 1998. This increase is due to interest owed on state franchise and sales tax.

Results of Operations (concluded)
--------------------------------
   The effective income tax rates for the third quarter and nine month period of fiscal year 1999 were 35% and 34%, respectively. The effective tax rates for the three months and nine months ended December 31, 1997 were 26% and 33%, respectively. The favorable tax rate for the quarter resulted from the utilization of United Kingdom tax losses.

Financial Condition
-------------------
   Working capital of $12,098,000 at December 31, 1998 compares to $12,459,000 at the end of March. This working capital decline reflects a decrease in current assets and current liabilities of $5,147,000 and $4,786,000, respectively. The decrease in current assets related primarily to a decrease in marketable securities as a result of maturities. The related cash was used to purchase treasury stock. Inventory also declined as there were significantly more large projects in process at March 31. The decrease in current liabilities is due to a decline in account payable which is related to the decrease in inventory. In addition, accrued compensation and income taxes payable decreased due to payments made in the first six months of the year. The current ratio at December 31, 1998 is 2.58 compared to 2.0 at March 31, 1998.

   Capital expenditures for the nine month period were $690,000 compared to $766,000 for the same period in 1998. There were no major commitments for capital expenditures as of December 31, 1998.

   There was no short term debt at December 31, 1998 which compares to a minimal balance of $40,000 at March 31, 1998. During fiscal year 1999, working capital needs have been mainly financed with cash flow from operations. Total long term debt decreased $153,000 due to paydowns which were offset by additional capital leases for the purchase of machinery. Debt ratios have remained relatively stable with the long term debt to equity ratio at 7% compared to 8% at March 31, 1998 and the total liabilities to assets ratio at 49% compared to 52% at March 31, 1998.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the 1999 cash requirements.


New Orders and Backlog
----------------------
   New orders for the third quarter were $8,540,000 compared to $11,951,000 for the same period last year. New orders in the United States were $7,729,000 compared to $10,981,000 for the same period in fiscal year 1998. New orders in the United Kingdom were $811,000 compared to $970,000 for the same quarter last year.

   For the nine month period, new orders were $29,841,000 compared to $49,211,000 for the comparable nine month period of the prior year. New orders in the United States were $26,398,000 compared to $46,419,000 for the same period last year and new orders in the

New Orders and Backlog (concluded)
---------------------------------
United Kingdom were $3,443,000 compared to $2,792,000 in 1998. The decline in new orders in the United States is attributable to the weakening of the Company's markets in Asia and Latin America. The Company is focusing its efforts to obtain new orders in the power generating and pharmaceutical markets as management is encouraged by the possible opportunities in these markets. In light of the low order levels, the Company has instituted cost reductions and anticipates that these reductions will significantly impact the bottom line. The difficulty in obtaining new orders in the United Kingdom is attributable to low demand in the export market and the recession in the United Kingdom manufacturing industry.

   Backlog of unfilled orders at December 31, 1998 is $17,170,000 compared to $31,549,000 at this time a year ago and $28,199,000 at March 31, 1998. Current backlog in the United States of $16,127,000 compares to $27,292,000 at March 31, 1998 and
$30,994,000 at December 31, 1997. Current backlog in the United Kingdom of $1,043,000 compares to $907,000 at March 31, 1998 and $555,000 at December 31, 1997. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Year 2000 Readiness
-------------------
    The Company has established a program to assess the impact of the Year 2000 on the software and hardware utilized in its internal operations. The cost to address the Year 2000 issues has been estimated at $85,000. This program includes the following phases: identifying affected software, hardware, and manufacturing and telecommunication equipment and assessing the impact of the Year 2000 issue; hardware and software remediation; testing; surveying the Year 2000 readiness of customers and suppliers; and developing a contingency plan. Modification and testing of hardware and software has been completed. Manufacturing hardware and software and telecommunication hardware is currently Year 2000 compliant. Remediation of the telecommunication software is in process with an expected completion date of March 31, 1999. The Company is surveying its customers and suppliers regarding their readiness for the Year 2000 and anticipates completing this phase of the program by March 31, 1999.

    The Company relies on third-party suppliers for products and services. If these suppliers do not adequately address the impact of the Year 2000 on their own systems and products in a timely manner,  it  may  be necessary for the Company to secure  alternate vendors to supply these required products and services. The Company has developed a contingency plan to handle this situation.

Other Matters
-------------
    On January 28, 1999 the Board of Directors authorized a repurchase of the Company's common stock of up to two million dollars. This action reflects management's confidence in the future of the business and is another means to add to shareholders' value.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                         DECEMBER 31, 1998
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended December 31, 1998.



















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




Date 02/08/99

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

------------------------

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