Form 10-K405
period 1999-03-31
GRAHAM CORP
filed 1999-06-25
CIK 716314

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the fiscal year ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from _____________ to ___________.

COMMISSION FILE NUMBER 1-8462
                      --------

GRAHAM CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


DELAWARE                                                         16-1194720
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


20 FLORENCE AVENUE, Batavia, NEW YORK                              14020
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's telephone number, including Area Code - 716-343-2216
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK (Par Value $.10)                 American Stock Exchange
----------------------------------            ----------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 1999 was $12,111,366.

As of June 15, 1999, there were outstanding 1,519,995 shares of common stock, $.10 par value. As of June 18, 1999, there were outstanding 1,519,995 common stock purchase rights.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Notice of Meeting and Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

An Exhibit Index is located at page 63 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

A cross reference sheet appears as the final page of this filing setting forth item numbers and captions of Form 10-K and the pages of the Registrant's Proxy Statement for 1999 Annual Meeting of Stockholders where the corresponding information appears.

                                     PART I
                                     ------

Item 1.           Business
-------           --------


(a)      General Development of Business
         -------------------------------

                  Registrant is a Delaware company incorporated in 1983. It is the successor to Graham Manufacturing Co., Inc., which was incorporated in 1936. The Registrant's business consists of two segments, one operated by Registrant in the United States and one operated by its indirectly wholly-owned subsidiary in the United Kingdom.

UNITED STATES OPERATIONS

                  During the Fiscal Year ended March 31, 1999 ("FY 1998-99") the Registrant's U.S. operations consisted of its engineering and manufacturing business in Batavia, NY. Prior to January 1, 1999, business was carried out through the Registrant's wholly-owned subsidiary, Graham Manufacturing Co., Inc. ("GMC"). Effective January 1, 1999, GMC merged into the Registrant.

                  The Registrant is a well-recognized supplier of steam jet ejector vacuum systems, surface condensers for steam turbines, liquid ring vacuum pumps and compressors, dry pumps and various types of heat exchangers such as Heliflow and plate and frame exchangers. It possesses expertise in combining these various products into packaged systems for sale to its customers in a variety of industrial markets, including oil refining, chemical, petrochemical, power, pulp and paper, othe process applications, and shipbuilding.

                  FY 1998-99 U.S. sales were $48.9 million, a decrease of 5.6% from the previous fiscal year.

                  New orders in FY 1998-99 were $36.3 million, down 39% from the previous fiscal year. Year End backlog stood at $14.6 million, compared to $27.3 million on March 31, 1998 and $21.0 million on March 31, 1997. This decrease was due mainly to the worldwide recession in the Registrant's principal markets, exacerbated by the virtual cessation in Asia of capital projects that employ equipment of the type sold by the Registrant. Condenser orders were down, as were orders for ejectors and plate heat exchangers. Sales of water heaters were down. The chemical and refinery markets accounted for slightly less than half of the revenue for FY 1998-99. Sales of smaller equipment, which accounts for approximately half of the Registrant's U.S. business, suffered from sluggish performance during the first part of the year, but returned during the second half to levels consistent with those of the previous fiscal year.

                  The decrease in sales put pressure on margins, which were generally down.

                  The Registrant's U.S. export sales represented 52% in FY 1998-99. Export sales reflected a near disappearance of new orders from Asia and Latin America. Although the Asian and Latin American economies appear to have bottomed out, management does not expect these economies to regain full vitality for at least another year. Refinery work, still affected by the uncertainty of oil prices and the consolidation of the large oil companies, is expected to continue at a sluggish pace until plant utilization goes up. These factors are expected to continue to depress the core markets for sales of large equipment, although export sales, and sales to Asia particularly, are expected to be affected by Asian financial uncertainties.

                  The Registrant had 297 employees in the United States as of as March 31, 1999.


UNITED KINGDOM OPERATIONS

                  During FY 1998-99, the Registrant's U.K. operations were undertaken by its indirectory wholly-owned subsidiary, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire, England. GPPL is wholly-owned by Graham Vacuum & Heat Transfer Limited, which in turn is wholly-owned by the Registrant. Graham Vacuum and Heat Transfer Limited has no employees.

                  GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

                  Sales for FY 1998-99 stood at $5,647,000. This figure represents the Registrant's lowest U.K. sales in the last three years. U.K. sales in FY 1998-99 were affected by the strength of the Pound Sterling versus other currencies and the recession in the U.K. manufacturing sector. Orders for offshore oil production, which traditionally had shown vitality, ceased almost entirely.

                  However, GPPL saw success in FY 1998-99 in obtaining orders for package systems, an opportunity combining the Company's various competencies in the manufacture of liquid ring vacuum pumps, ejectors and condenser technology.

                  GPPL employed 63 people on March 31, 1999.

Capital Expenditures
--------------------

                  The Registrant's capital expenditures for FY 1998-99 amounted to $1,189,000. Of this amount, $1,179,000 was for the U.S. business and $10,000 was for the U.K. business.

(b)      Financial Information About Industry Segments
         ---------------------------------------------

         (1)      Industry Segments and (2) Information as to Lines of Business
                  -------------------------------------------------------------

                  Graham Corporation operates in only one industry segment which is the design and manufacture of vacuum and heat transfer equipment. The information required under this item regarding this industry segment is set forth in statements contained in Notes 1 and 3 to the Consolidated Financial Statements on pages 24-28 and 30 of the Annual Report on Form 10-K.

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

                        (iii)    Sources and Availability of Raw Materials
                                 -----------------------------------------

                                 Registrant experienced no serious material
shortages in FY 1998-99.

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

                       (viii)    Order Backlog
                                 -------------

                                 Backlog of unfilled orders at March 31, 1999
was $15,438,000 compared to $28,199,000 at March 31, 1998, $22,348,000 at March
31, 1997 and $25,578,000 at December 31, 1996.

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

                         (xi)    Research Activities
                                 -------------------

                                 During the year ended December 31, 1996, the
three month transition period ending March 31, 1997, FY 1997-98 and FY 1998-99, Registrant spent approximately $375,000, $91,000, $404,000 and $371,000, respectively on research activities relating to the development of new products or the improvement of existing products.

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

                       (xiii)    Number of Persons Employed
                                 --------------------------

                                 On March 31, 1999, Registrant and its
subsidiaries employed 360 persons.

(d)      Financial Information About Foreign and Domestic Operations and
         ---------------------------------------------------------------
         Export Sales
         ------------

                  (The information called for under this Item is set forth in Note 3 to Consolidated Financial Statements, on page 30 of this Annual Report on Form 10-K.)

Item 2.  Properties
-------  ----------

                  United States: Registrant's corporate headquarters is located at 20 Florence Avenue, Batavia, New York.

                  Registrant owns and operates a plant on approximately thirty-three acres in Batavia consisting of about 204,000 square feet in several connected buildings built over a period of time to meet increased space requirements, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. A 14,000 square foot extension to the Heavy Fabrication Building was completed in 1991.

                  Registrant's principal offices are in a 45,000 square-foot building located in Batavia adjacent to its manufacturing facilities which is owned by the Company.

                  The plant and office building have been pledged to secure certain domestic long-term borrowings.

                  The Registrant leases U.S. sales offices in Los Angeles and Houston.

                  United Kingdom: Registrant's subsidiary, Graham Precision Pumps Limited, has a 41,000 square-foot manufacturing facility located on 15 acres owned by that company in Congleton, Cheshire, England.

                  Assets of the Registrant with a book value of $26,480,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of Registrant's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $3,518,000.


Item 3.  Legal Proceedings
-------  -----------------

                  The United States Environmental Protection Agency ("EPA") named the Company's predecessor-in-interest, Graham Manufacturing Co., Inc. as a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. A Pilot Allocation "Final Allocation Report" issued on September 30, 1998 by the allocator selected under the EPA pilot, allocated 1.597% of total remedial costs to the Company. In April 1999, EPA announced that it will proceed with a modification of the remedy for the site announced in a 1995 Record of Decision. EPA's estimate of the modified remedy is approximately $26,000,000 making the Company's full potential exposure in accordance with this estimate $416,000. EPA's estimate has not been audited or evaluated for appropriateness or accuracy and may contain significant portions which are not eligible for recovery. The Company has recorded a $300,000 liability for this item. The current portion of this liability is included in the caption "Accrued Expenses and Other Liabilities" and the long-term portion is included in the caption "Other Long-Term Liabilities" in the Consolidated Balance Sheets.


Item 4.  Submission of Matters to a Vote of Security Holders
-------
         (Not applicable)

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security
-------  ---------------------------------------------------------
         Holder Matters
         --------------

(a) The information called for under this Item is set forth under Item 8, "Financial Statements and Supplementary Data," in the Statement of Quarterly Financial Data appearing on page 52 of this Annual Report on Form 10-K.

(b) On June 15, 1999, there were approximately 330 holders of the Registrant's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On June 15, 1999, the closing price of the Registrant's common stock on the American Stock Exchange was $8.875 per share.

(c) The Registrant has not paid a dividend since January 4, 1993, when it paid a dividend of $.07 per share. Currently it does not have plans to resume paying a dividend in the foreseeable future. Restrictions on dividends are described in
Note 7 to the Consolidated Financial Statements, to be found on pages 36 to 37 of this Report.

Item 6.  Selected Financial Data
-------  -----------------------



                          GRAHAM CORPORATION - TEN YEAR REVIEW
Operations:                  1999(1)       1998(1)       1997(1)        1996        1995(2)
---------------------------------------------------------------------------------------------

Net Sales                 $52,978,000   $56,206,000   $14,257,000   $51,487,000   $50,501,000
Gross Profit               14,872,000    18,083,000     4,080,000    15,463,000    13,257,000
Income (Loss) From
  Continuing Operations     2,369,000     3,766,000       621,000     3,102,000     1,361,000
Dividends

Common Stock:
---------------------------------------------------------------------------------------------

Basic Earnings (Loss)
  From Continuing
  Operations Per Share           1.48          2.27           .39          1.96           .86
Diluted Earnings (Loss)
  From Continuing
  Operations Per Share           1.46          2.21           .38          1.93           .86
Dividends Per Share

Financial Data:
---------------------------------------------------------------------------------------------

Working Capital            11,989,000    12,459,000    10,300,000     8,239,000     7,093,000
Capital Expenditures        1,189,000     1,400,000       237,000     1,291,000       204,000
Depreciation                  983,000       905,000       249,000       892,000       927,000
Total Assets               34,136,000    37,030,000    31,224,000    30,494,000    29,499,000
Long-Term Debt                505,000       859,000     2,764,000     1,442,000     3,303,000
Shareholders' Equity       16,712,000    17,775,000    12,538,000    11,915,000     8,426,000



(1) The financial data presented for 1999 and 1998 is for the twelve months ended March 31, 1999 and 1998,respectively. The financial data presented for 1997 is for the three month transition period ended March 31, 1997. The financial data presented for 1996-1989 is for the respective twelve months ended December 31.


(2) Per share data has been adjusted to reflect a three-for-two stock split on July 25,1996.


                        GRAHAM CORPORATION - TEN YEAR REVIEW
   1994(2)         1993            1992           1991           1990            1989
----------------------------------------------------------------------------------------

$ 46,467,000   $ 44,592,000   $ 47,514,000    $ 70,368,000   $ 68,042,000   $ 62,226,000
  12,153,000     11,661,000      9,234,000      18,825,000     16,739,000     16,661,000

       9,000        481,000     (2,153,000)      2,421,000      1,195,000      3,980,000
                                   293,000        289,000        283,000          97,000


----------------------------------------------------------------------------------------

         .01            .31          (1.37)           1.56            .79           2.70


         .01            .31          (1.37)           1.55            .77           2.65
                                       .28             .28            .28            .10


----------------------------------------------------------------------------------------

   6,819,000      7,075,000      9,601,000      12,220,000      9,531,000      8,493,000
     412,000        513,000      9,213,000       2,553,000      2,702,000      2,622,000
   1,027,000      1,349,000      1,385,000       1,317,000      1,175,000      1,003,000
  29,927,000     41,388,000     45,573,000      42,023,000     41,731,000     37,545,000
   5,161,000      6,102,000      9,491,000       7,560,000      4,708,000      3,620,000
   7,045,000     14,793,000     14,564,000      14,905,000     14,317,000     12,936,000


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------



                  Graham Corporation (consolidated) consists of two operating segments as determined by geographic areas (USA, UK). Effective January 1, 1999 Graham Manufacturing Co., Inc. and Graham Corporation (USA) were merged, with the surviving entity being Graham Corporation. Graham Precision Pumps, Ltd. remained a 100% owned subsidiary of Graham Corporation's UK 100% owned holding company, Graham Vacuum and Heat Transfer, Limited.

                  As of April 1, 1997 Graham Corporation changed its financial year end from December 31, to March 31. The Company reported a transition period for three months ended March 31, 1997. Sales, net income and all other key financial indicators reflected the favorable financial conditions reported for the financial year immediately preceding and following the three months ended March 31, 1997.


ANALYSIS OF CONSOLIDATED OPERATIONS


--------------------------------------------------------------------------------
                                        In Thousands of Dollars
                                        -----------------------

                             1999                1998                1996
                             ----                ----                ----
                        USA         UK      USA        UK       USA        UK
                        ---         --      ---        --       ---        --
Sales                 $48,890   $ 5,647   $51,791   $ 5,929   $46,762   $ 6,059
Net Income            $ 2,066   $   355   $ 3,419   $   333   $ 2,846   $   351
EPS                   $  1.28   $  0.22   $  2.01   $  0.20   $  1.77   $  0.22
Identifiable Assets   $32,046   $ 4,317   $35,714   $ 3,490   $28,209   $ 4,541

--------------------------------------------------------------------------------

1999 COMPARED TO 1998

                  Consolidated net sales (after elimination of intercompany sales) for the twelve months ended March 1999 was $52,978,000 as compared to $56,206,000 for the year ended March 1998. Sales in 1998 were the highest in Graham Manufacturing Company's history and were particularly benefited by a few large condenser orders.

                  Consolidated gross profit margins were 28% as compared to 32% for 1998. Margins decreased in the USA from 31% to 27% as a result of fewer sales together with greater production fixed costs, and less indirect production absorption into inventory at March 31, 1999. Profit margins in the UK decreased to 30% from 31%. UK operations experienced comparable indirect production costs to the preceding year with lower current year sales dollars.

                  Consolidated Selling, General and Administration expenses as a result of cost cutting measures decreased about 4% from 1998 and, stated as a percent of sales, remained consistent with 1998, at 22%.

                  Interest expense in 1999 and 1998 was 0.5% and 0.4% of sales, respectively. Bank indebtedness was approximately 2% of equity for 1999 and 4% for 1998.

                  The effective consolidated income tax rate for FYE March 1999 was 13.6% as compared to last year of 31% and an approximate statutory rate of 39%. The USA 1999 effective rate was 24% and the UK rate resulted in income of $278,000. The USA company received tax exempt income in 1999 in excess of $500,000. In the UK, tax loss carryforwards that were previously considered unusable were determined to be utilizable. As a result of this, the related SFAS No. 109 valuation allowance was reduced.

                  Net income for the current year was $2,369,000 or $1.46 diluted earnings per share as compared to $3,766,000 or $2.21 diluted earnings per share in 1998.


1998 COMPARED TO 1996

                  Consolidated net sales were $56,206,000 for the fiscal year ended March 31, 1998 compared to $51,487,000 for the twelve months ended December 31, 1996. Sales from USA operations were 11% greater than 1996 as a result of increased surface condenser and ejector sales. Sales from UK operations were down about 2% for 1998. The strong Pound Sterling compared to other world currencies gave Graham Precision Pumps great difficulty. The Pound, compared to the Deutsche Mark and French Franc, reached a nine year high.

                  Consolidated gross profit margins were 32% in 1998 and 30% in 1996. Domestically, margins rose as a result of strong demand for the Company's products in general and, in particular, a few excellent large orders. Despite currency disadvantages, UK operations were able to increase by 1% gross profit margin percentages from 1996 to 31%. Sales per employee in the UK rose from $84,000 to $97,000.

                  Consolidated selling, general and administrative expenses remained consistent from 1996 at 22% of sales.

                  Consolidated interest expense declined to about 0.4% of consolidated sales from 0.7% in 1996. Since 1994, when bank debt was equal to 77% of equity, the Company managed to reduce this ratio to 9% in 1996 and 4% in 1998.

                  The effective income tax rate for 1998 was 31%, up from 22% but still below the statutory rate as a result of utilization of UK carryforward tax losses.

                  Net income for 1998 was $3,766,000 or $2.21 diluted earnings per share. This compared to 1996 of $3,102,000 and $1.93 per share.

SHAREHOLDERS' EQUITY


--------------------------------------------------------------------------------
                                   In Thousands of Dollars
                                   -----------------------

                          1999               1998             1996
                          ----               ----             ----

USA                    $ 18,014           $ 18,084         $ 12,596
UK                          925              1,865            1,575
Eliminations             (2,227)            (2,174)          (2,256)
                       --------           --------         --------
                       $ 16,712           $ 17,775         $ 11,915
                       ========           ========         ========

Book Value Per Share   $  10.99           $  10.54         $   7.52
                       ========           ========         ========
--------------------------------------------------------------------------------

1999 COMPARED TO 1998

         Shareholders' Equity decreased 6% in 1999. During the year the Company acquired 164,700 shares of its stock, for a cost of $2,337,000. Treasury shares can be used to fund employee benefit programs and other reasons determined appropriate by the Board. Additionally, the UK operation took a charge to equity of $1,191,000. The charge approximates the difference between the fair market value of pension plan assets as of March 31, 1999 and the present value of future cash outlays of pension obligations as of March 31, 1999. A significant amount of this liability related to the drop in long-term interest rates and the resulting effect of lowering the discount rate used to present value future dollars. This portion of the charge can reverse with increased interest rates and/or future funding of the pension plan. The aforementioned charges were 67% offset by net income.

1998 COMPARED TO 1996

                  Shareholders' Equity increased 49% in 1998 over 1996. About 75% of this increase was due to net income and another 18% due to the exercise of stock options.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

                                              In Thousands of Dollars
                                              -----------------------
                                   1999                1998                1996
                                   ----                ----                ----
                              USA        UK       USA        UK       USA        UK
                              ---        --       ---        --       ---        --

Working Capital             $11,224   $   969   $11,783   $   830   $ 7,359   $ 1,115
Cash Flow from Operations   $ 1,874   $   487   $ 7,052   $   207   $ 4,703   $    23
Cash and Marketable
    Securities              $ 4,928   $   120   $ 6,495   $     0   $ 1,860   $   148
Capital Expenditures        $ 1,179   $    10   $ 1,334   $    66   $   604   $   687
Bank Debt                   $   225   $   176   $   425   $   326   $   675   $   412
Capital Leases              $   129   $   521   $   184   $   469   $   172   $   669

--------------------------------------------------------------------------------

1999 COMPARED TO 1998

                  Consolidated cash flow from operations in 1999 was $2,361,000 compared to $7,259,000 in 1998. Cash from operations was down from the prior year due to decreased net income and the related effects on working capital accounts due to the timing recognition between accounting for certain sales for financial presentation on the percentage-of-completion method and accrual method for income tax purposes. Consolidated working capital decreased 4% to $11,989,000 as of March 31, 1999 due to the general downward trend in business conditions. Cash was used for purchasing the Company's stock, capital expenditures and reducing interest bearing debt.

                  In recent years the Company's liquidity has been primarily generated from operations. USA operations expects to continue supporting cash needs for operations through earnings, liquidity and capital resources in FYE March 2000. UK operation needs are anticipated to substantially be supported through earnings. In addition, limited capital infusions from consolidated sources may occur. Capital expenditures are budgeted to be less than $1,000,000 in FYE 2000. At March 31, 1999 the domestic unused bank line of credit available was $11,919,000. The UK operation had an unused line of credit available of $794,000.

1998 COMPARED TO 1996

                  Net cash provided from operations in 1998 was $7,259,000 compared to $4,726,000 for 1996. The favorable position was due to improved profits and the ability to obtain progress payments on jobs in work-in-progress. Inventories increased over balances on hand at March 31, 1997 largely due to the accounting change recognizing certain sales on the percentage-of-completion method. As of March 31, 1998 the Company had consolidated working capital of $12,459,000. This represents a 51% increase over December 31, 1996. Capital expenditures in 1998 were $1,400,000 compared to 1996 of $1,291,000. Ninety-five percent of the capital expenditures in 1998 were invested in the USA facilities.

NEW ORDERS AND BACKLOG


--------------------------------------------------------------------------------
                              In Thousands of Dollars
                              -----------------------
New Orders              1999           1998              1996
----------              ----           ----              ----

   USA               $ 36,308        $ 59,718         $ 50,049
   UK                   5,626           5,789            6,482
   Eliminations        (1,596)         (1,759)          (1,490)
                     --------        --------         --------
   Consolidated      $ 40,338        $ 63,748         $ 55,041
                     ========        ========         ========

                              In Thousands of Dollars
                              -----------------------

Backlog                 1999           1998              1996
-------                 ----           ----              ----

   USA               $ 14,624        $ 27,292         $ 24,514
   UK                   1,127           1,190            1,364
   Eliminations          (313)           (283)            (300)
                     --------        --------         --------
   Consolidated      $ 15,438        $ 28,199         $ 25,578
                     ========        ========         ========
--------------------------------------------------------------------------------

                  Consolidated orders in the current year were down 37% from 1998 and 27% from 1996. The decrease in new orders in the current year as compared to the previous two years reflects the global cessation of capital expenditures in the market segments Graham serves and, in particular, the decline in Asia where new orders were down in excess of $7,000,000. By product, surface condensers booked FYE 1999 were fewer by $18,000,000 compared to March 1998. Orders for surface condensers in 1998 were up from 1996 in excess of $8,000,000 and ejector orders were up over $1,800,000. Bookings in 1998 were the highest in the Company's history.

                  The consolidated backlog as of March 31, 1999 was $15,438,000 down 45% from 1998 and 40% from 1996. The backlog at year end will be shipped before March 31, 2000 and represents orders from traditional markets in Graham's established product lines.

MARKET RISK (QUANTITATIVE AND QUALITATIVE DISCLOSURES)

                  The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:

                  -    interest rates
                  -    foreign exchange rates
                  -    equity price risk

                  The Company is exposed to interest rate risk primarily through its borrowing activities and less so through investments in marketable securities. It is the Company's practice to hold investments to maturity. Management's strategy for managing risks associated with interest rate fluctuations on debt is to hold interest bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long-term debt. Assuming year end 1999 variable rate debt, a 1% change in interest rates would impact annual interest expense by two thousand dollars.

                  Graham's international consolidated sales exposure approximates fifty percent of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost, the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, redemption value of sales can be adversely impacted. The substantial portion of Graham's sales are collected in US dollars. The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Graham uses derivatives for no other reason.

                  Foreign operations constitute about 15% of Graham's 1999 consolidated net income. As currency exchange rates change, translations of the income statements of our UK business into US dollars affects year-over-year comparability of operating results.

We do not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would impact reported net income by approximately $35,000.

                  The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at March 31, 1999 and 1998 and a $8 per share price, a twenty to forty percent change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating results by $19,000 to $37,000 for 1999 and $22,000 to $43,000 for 1998. In 1999, the gain, net of tax, recorded due to the decline in the stock price was not significant. Assuming the net income target of $500,000 is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the March 31, 1999 market price of the Company's stock of $8 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $29,000 to $57,000 in 2000, $39,000 to $77,000 in 2001, $41,000 to
$81,000 in 2002, $43,000 to $85,000 in 2003, and $45,000 to $89,000 in 2004.


OTHER MATTERS

                  The Company has completed its Y2K readiness program. The program included the following phrases: identifying affected software, hardware, manufacturing, and telecommunication equipment; assessing the possible impact of the Year 2000 issue; hardware and software remediation; testing; surveying the Year 2000 readiness of customers and suppliers; and developing a contingency plan. Costs required to be compliant were minor. Although Graham believes its internal operations are Year 2000 ready, the Company cannot assure anyone that its customers, suppliers or governmental agencies will be ready.

                  Increases in material and labor costs traditionally have been offset by cost cutting measures and selling price increases. Obtaining price increases are largely a factor of supply and demand for Graham's products, whereas inflation factors can originate from influences outside of the Company's direct global competition. Graham will continue to monitor the impact of inflation in order to minimize its effects in future years through sales growth, pricing, product mix strategies, productivity improvements, and cost reductions.

                  The Company's USA operations are governed by federal environmental laws, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Air Act, and the

Clean Water Act, as well as state counterparts ("Environmental Laws"). Environmental Laws require that certain parties fund remedial actions regardless of fault, legality or original disposal or ownership of the site. The Company is currently participating in an environmental assessment at one site under these laws. Future remediation expenses at this site are subject to a number of uncertainties, including the method and extent of remediation (dependent, in part, on existing laws and technology), the percentage and type of material attributable to the Company, the financial viability of site owners and the other parties, and the availability of state and federal funds. Graham has provided for its anticipated costs relevant to this project.


ACCOUNTING STANDARD CHANGES

                  As of April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires reporting and disclosure of comprehensive income and its components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. Comprehensive earnings are reported under Consolidated Statement of Changes In Shareholders' Equity.

                  Effective April 1, 1998 the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 131 establishes standards for reporting information about operating segments by public companies in their financial statements. It also establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 132 standardizes the disclosure requirements, requires additional information on charges in the benefit obligations and fair values of plan assets and eliminates certain disclosures.

                  In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. The statement is effective for fiscal years beginning after June 15, 2000. Graham uses derivatives on a limited basis as hedges for foreign currency exposure. The Company is currently studying the pronouncement.


FORWARD LOOKING

                  Winning the competitive edge in the new millennium will require mature companies to reinvent themselves to capture opportunities and keep pace with emerging markets, information technology and leave in the distance traditionally cost-prohibitive infrastructures. The era of virtual customer, continuous reengineering, and superior quality is today an entrenched organizational mind-set for survival.

                  In the 21st century the focus will emphasize growth. Graham believes potentially Asian markets could significantly grow from the current 25% world share of GDP. Graham has a well established, successful strategy for selling into Asia and a history of customer loyalty. The Company believes growth will come from harvesting ideas from its customers and increased coordination between R&D and marketing; which will lead to new products and product enhancements. Additionally, the Company is actively pursuing acquisition opportunities.

                  The immediate prospects for obtaining significant new orders in Asia and elsewhere will be difficult. The world economy is expected to further weaken in the year 1999. The European community, for the immediate future, may have plateaued in 1998. Significant Latin American economies could be affected by political events in months ahead which could weaken adjacent dependent economies. Although the USA economy is proving to be resilient so far, substantial markets Graham serves are experiencing consolidation, which has caused freezes on capital investments.

                  The Company is in excellent financial condition and will continue to implement its strategies for growth and will further position itself to take full advantage of new business opportunities.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

            Included in Item 7, Management's Discussion and Analysis -- Market Risk.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         (Financial Statements, Notes to Financial Statements, Quarterly Financial Data)


--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                       Three Months
                             Year Ended    Year Ended      Ended       Year Ended
                               3/31/99       3/31/98      3/31/97       12/31/96
                               -------       -------      -------       --------

Net sales ................   $52,978,000   $56,206,000   $14,257,000   $51,487,000
                             -----------   -----------   -----------   -----------

Costs and expenses:
   Cost of products sold .    38,106,000    38,123,000    10,177,000    36,024,000
   Selling, general and
     Administrative ......    11,843,000    12,367,000     3,071,000    11,122,000
   Interest expense ......       287,000       242,000        65,000       355,000
                             -----------   -----------   -----------   -----------
                              50,236,000    50,732,000    13,313,000    47,501,000
                             -----------   -----------   -----------   -----------
Income before income taxes     2,742,000     5,474,000       944,000     3,986,000
Provision for income taxes       373,000     1,708,000       323,000       884,000
                             -----------   -----------   -----------   -----------
Net income ...............   $ 2,369,000   $ 3,766,000   $   621,000   $ 3,102,000
                             ===========   ===========   ===========   ===========

Per Share Data
   Basic:
     Net income ..........   $      1.48   $      2.27   $       .39   $      1.96
                             ===========   ===========   ===========   ===========
   Diluted:
     Net income ..........   $      1.46   $      2.21   $       .38   $      1.93
                             ===========   ===========   ===========   ===========





                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                    March 31,       March 31,
                                                      1999            1998
                                                      ----            ----
Assets
Current assets:
  Cash and equivalents .......................   $    120,000    $  1,694,000
  Investments ................................      4,928,000       4,801,000
  Trade accounts receivable ..................      7,580,000       6,791,000
  Inventories ................................      6,803,000      10,278,000
  Domestic and foreign income taxes receivable         73,000
  Deferred income tax asset ..................        950,000         881,000
  Prepaid expenses and other current assets ..        349,000         468,000
                                                 ------------    ------------
                                                   20,803,000      24,913,000
Property, plant and equipment, net ...........     10,450,000      10,026,000
Deferred income tax asset ....................      2,673,000       2,067,000
Other assets .................................        210,000          24,000
                                                 ------------    ------------
                                                 $ 34,136,000    $ 37,030,000
                                                 ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt due banks ..................                   $     40,000
  Current portion of long-term debt ..........   $    546,000         505,000
  Accounts payable ...........................      2,879,000       4,195,000
  Accrued compensation .......................      3,938,000       4,940,000
  Accrued expenses and other liabilities .....      1,043,000       1,039,000
  Customer deposits ..........................        408,000         779,000
  Domestic and foreign income taxes payable ..                        956,000
                                                 ------------    ------------
                                                    8,814,000      12,454,000

Long-term debt ...............................        505,000         859,000
Accrued compensation .........................      1,095,000       1,007,000
Other long-term liabilities ..................        303,000         264,000
Accrued pension liability ....................      3,519,000       1,464,000
Accrued postretirement benefits ..............      3,188,000       3,207,000
                                                 ------------    ------------
  Total liabilities ..........................     17,424,000      19,255,000
                                                 ------------    ------------

Shareholders' equity:
  Preferred stock, $1 par value -
     Authorized, 500,000 shares
  Common stock, $.10 par value -
     Authorized, 6,000,000 shares
     Issued, 1,690,595 shares in 1999 and 1998        169,000         169,000
  Capital in excess of par value .............      4,521,000       4,521,000
  Retained earnings ..........................     17,731,000      15,362,000
  Accumulated other comprehensive loss .......     (3,076,000)     (1,781,000)
                                                 ------------    ------------
                                                   19,345,000      18,271,000
Less:
  Treasury stock .............................     (2,408,000)        (71,000)
  Employee Stock Ownership Plan loan payable .       (225,000)       (425,000)
                                                 ------------    ------------
Total shareholders' equity ...................     16,712,000      17,775,000
                                                 ------------    ------------
                                                 $ 34,136,000    $ 37,030,000
                                                 ============    ============




                 See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                                   Three Months
                                                             Year Ended      Year Ended         Ended         Year Ended
                                                               3/31/99         3/31/98         3/31/97         12/31/96
                                                               -------         -------         -------         --------
Operating activities:
   Net income ...........................................   $  2,369,000    $  3,766,000    $    621,000    $  3,102,000
                                                            ------------    ------------    ------------    ------------
   Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
     Depreciation and amortization ......................      1,041,000         957,000         253,000         913,000
     (Gain) loss on sale of property, plant and equipment       (148,000)         44,000          (7,000)        (43,000)
     (Increase) Decrease in operating assets:
       Accounts receivable ..............................       (822,000)      3,616,000      (1,197,000)      1,476,000
       Inventories, net of customer deposits ............      3,050,000      (3,335,000)       (151,000)       (235,000)
       Prepaid expenses and other current and
         non-current assets .............................        103,000          48,000          18,000           9,000
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued compensation,
         accrued expenses and other liabilities .........     (2,046,000)      1,882,000      (1,086,000)       (544,000)
       Accrued compensation, accrued pension
         liability and accrued postretirement
         Benefits .......................................        (34,000)       (438,000)        118,000         294,000
       Domestic and foreign income taxes payable ........     (1,030,000)      1,021,000        (251,000)        230,000
       Other long-term liabilities ......................         50,000         (38,000)        (35,000)        (45,000)
       Deferred income taxes ............................       (172,000)       (264,000)        (79,000)       (431,000)
                                                            ------------    ------------    ------------    ------------
         Total adjustments ..............................         (8,000)      3,493,000      (2,417,000)      1,624,000
                                                            ------------    ------------    ------------    ------------
   Net cash provided (used) by operating
     Activities .........................................      2,361,000       7,259,000      (1,796,000)      4,726,000
                                                            ------------    ------------    ------------    ------------

Investing activities:
   Purchase of property, plant and equipment ............     (1,189,000)     (1,400,000)       (237,000)     (1,291,000)
   Proceeds from sale of property, plant and
     Equipment ..........................................        162,000          11,000           8,000          74,000
   Purchase of investments ..............................    (12,448,000)    (13,699,000)     (1,171,000)     (2,177,000)
   Proceeds from maturity of investments ................     12,298,000       9,429,000       1,372,000       1,432,000
                                                            ------------    ------------    ------------    ------------
   Net cash used by investing activities ................     (1,177,000)     (5,659,000)        (28,000)     (1,962,000)
                                                            ------------    ------------    ------------    ------------

Financing activities:
   Increase (Decrease) in short-term debt ...............        (40,000)         40,000                        (209,000)
   Proceeds from issuance of long-term debt .............      5,950,000       5,441,000       2,730,000       2,971,000
   Principal repayments on long-term debt ...............     (6,327,000)     (7,203,000)     (1,321,000)     (4,729,000)
   Issuance of common stock .............................                      1,020,000          12,000          38,000
   Purchase of treasury stock ...........................     (2,337,000)        (71,000)
   Sale of treasury stock ...............................                         13,000
                                                            ------------    ------------    ------------    ------------
   Net cash provided (used) by financing activities .....     (2,754,000)       (760,000)      1,421,000      (1,929,000)
                                                            ------------    ------------    ------------    ------------

   Effect of exchange rate on cash ......................         (4,000)                         (6,000)         17,000
                                                            ------------    ------------    ------------    ------------
   Net increase (decrease) in cash and equivalents ......     (1,574,000)        840,000        (409,000)        852,000

   Cash and equivalents at beginning of year ............      1,694,000         854,000       1,263,000         411,000
                                                            ------------    ------------    ------------    ------------
   Cash and equivalents at end of year ..................   $    120,000    $  1,694,000    $    854,000    $  1,263,000
                                                            ============    ============    ============    ============



                 See Notes of Consolidated Financial Statements.

--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                        Capital in                           Other
                                                 Common Stock            Excess of         Retained      Comprehensive
                                             Shares       Par Value      Par Value         Earnings           Loss
                                             ------       ---------      ---------         --------           ----
Balance at December 31, 1995               1,053,999      $106,000      $3,219,000        $ 7,873,000     $(1,891,000)
                                           ---------      --------      ----------        -----------     -----------
Net income...........................                                                       3,102,000
Foreign currency translation
  adjustment.........................                                                                         143,000

    Total comprehensive income.......
Issuance of shares...................          3,473                        38,000
Stock option tax benefit.............                                        6,000
Stock split..........................        528,683        53,000         (53,000)
Payments on Employee Stock
  Ownership Plan loan payable
                                           ---------      --------      ----------        -----------     -----------
Balance at December 31, 1996               1,586,155       159,000       3,210,000         10,975,000      (1,748,000)
                                           ---------      --------      ----------        -----------     -----------
Net income...........................                                                         621,000
Foreign currency translation
  adjustment.........................                                                                         (64,000)

    Total comprehensive income.......
Issuance of shares...................          1,500                        12,000
Stock option tax benefit.............                                        4,000
Payments on Employee Stock
  Ownership Plan loan payable
                                           ---------      --------      ----------        -----------     -----------
Balance at March 31, 1997                  1,587,655       159,000       3,226,000         11,596,000      (1,812,000)
                                           ---------      --------      ----------        -----------     -----------
Net income...........................                                                       3,766,000
Foreign currency translation
  adjustment.........................                                                                          31,000

    Total comprehensive income.......
Issuance of shares...................        102,940        10,000       1,010,000
Stock option tax benefit.............                                      278,000
Sale of treasury stock...............                                        7,000
Acquisition of treasury stock
Payments on Employee Stock
  Ownership Plan loan payable
                                           ---------      --------      ----------        -----------     -----------
Balance at March 31, 1998                  1,690,595       169,000       4,521,000         15,362,000      (1,781,000)
                                           ---------      --------      ----------        -----------     -----------
Net income...........................                                                       2,369,000
Foreign currency translation
  adjustment.........................                                                                        (104,000)
Minimum pension liability
  adjustment, net of tax
  benefit of $510,000................                                                                      (1,191,000)

    Total comprehensive income.......
Acquisition of treasury stock........
Payments on Employee Stock
  Ownership Plan loan payable
                                           ---------      --------      ----------        -----------     -----------
Balance at March 31, 1999                  1,690,595      $169,000      $4,521,000        $17,731,000     $(3,076,000)
                                           =========      ========      ==========        ===========     ===========


                                                                   Employee Stock
                                                 Treasury          Ownership Plan      Shareholders'
                                                   Stock            Loan Payable          Equity
                                                   -----            ------------          ------
Balance at December 31, 1995                   $    (6,000)          $(875,000)         $ 8,426,000
                                               -----------           ---------          -----------
Net income...........................                                                     3,102,000
Foreign currency translation
  adjustment.........................                                                       143,000
                                                                                        -----------
    Total comprehensive income.......                                                     3,245,000
Issuance of shares...................                                                        38,000
Stock option tax benefit.............                                                         6,000
Stock split..........................
Payments on Employee Stock
  Ownership Plan loan payable                                          200,000              200,000
                                               -----------           ---------          -----------
Balance at December 31, 1996                        (6,000)           (675,000)          11,915,000
                                               -----------           ---------          -----------
Net income...........................                                                       621,000
Foreign currency translation
  adjustment.........................                                                       (64,000)
                                                                                        -----------
    Total comprehensive income.......                                                       557,000
Issuance of shares...................                                                        12,000
Stock option tax benefit.............                                                         4,000
Payments on Employee Stock
  Ownership Plan loan payable                                           50,000               50,000
                                               -----------           ---------          -----------
Balance at March 31, 1997                           (6,000)           (625,000)          12,538,000
                                               -----------           ---------          -----------
Net income...........................                                                     3,766,000
Foreign currency translation
  adjustment.........................                                                        31,000
                                                                                        -----------
    Total comprehensive income.......                                                     3,797,000
Issuance of shares...................                                                     1,020,000
Stock option tax benefit.............                                                       278,000
Sale of treasury stock...............                6,000                                   13,000
Acquisition of treasury stock                      (71,000)                                 (71,000)
Payments on Employee Stock
  Ownership Plan loan payable                                          200,000              200,000
                                               -----------           ---------          -----------
Balance at March 31, 1998                          (71,000)           (425,000)          17,775,000
                                               -----------           ---------          -----------
Net income...........................                                                     2,369,000
Foreign currency translation
  adjustment.........................                                                      (104,000)
Minimum pension liability
  adjustment, net of tax
  benefit of $510,000................                                                    (1,191,000)
                                                                                        -----------
    Total comprehensive income.......                                                     1,074,000
Acquisition of treasury stock........           (2,337,000)                              (2,337,000)
Payments on Employee Stock
  Ownership Plan loan payable                                          200,000              200,000
                                               -----------           ---------          -----------
Balance at March 31, 1999                      $(2,408,000)          $(225,000)         $16,712,000
                                               ===========           =========          ===========


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


TRANSLATION OF FOREIGN CURRENCIES

         Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. Gains and losses resulting from translation of foreign subsidiary balance sheets are reflected as a separate component of shareholders' equity. Translation adjustments are not adjusted for income taxes since they relate to an investment which is permanent in nature.


REVENUE RECOGNITION

         The Company recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenues of $1,000,000 and greater using the percentage-of-completion method. The percentage-of-completion is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion. All contracts with values less than $1,000,000 are accounted for on the completed contract method and included in income upon substantial completion or shipment to the customer.


INVESTMENTS

         Investments consist primarily of fixed-income debt securities with maturities of beyond three months and less than twelve months. All investments are classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as the Company has the positive intent and ability to hold the securities to maturity. In accordance with SFAS 115, the investments are stated at amortized cost which approximates fair value due to their short term and highly liquid nature.


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


PROPERTY AND DEPRECIATION

         Property, plant and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to twenty-five years for office and manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Impairment losses are recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and determined that no impairment loss need be recognized in the periods reported.


INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets and records a valuation allowance to reduce deferred tax assets to an amount that represents the Company's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded based on the quoted market price of the Company's stock at the end of the period.

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


                                                                                   Three Months
                                                          Year Ended  Year Ended       Ended     Year Ended
                                                            3/31/99     3/31/98       3/31/97     12/31/96
Basic earnings per share
   Numerator:
     Net income .......................................   $2,369,000   $3,766,000   $  621,000   $3,102,000
                                                          ----------   ----------   ----------   ----------
   Denominator:
     Weighted common shares outstanding ...............    1,594,000    1,653,000    1,586,000    1,584,000
     Share equivalent units (SEU)
       outstanding ....................................        5,000        3,000
                                                          ----------   ----------   ----------   ----------
     Weighted average shares and SEU's
       outstanding ....................................    1,599,000    1,656,000    1,586,000    1,584,000
                                                          ----------   ----------   ----------   ----------
Basic earnings per share ..............................   $     1.48   $     2.27   $      .39   $     1.96
                                                          ==========   ==========   ==========   ==========

Diluted earnings per share
   Numerator:
     Net income .......................................   $2,369,000   $3,766,000   $  621,000   $3,102,000
                                                          ----------   ----------   ----------   ----------
   Denominator:
     Weighted average shares and SEU's
       outstanding ....................................    1,599,000    1,656,000    1,586,000    1,584,000
     Stock options outstanding ........................       14,000       42,000       33,000       24,000
     Contingently issuable SEU's ......................        6,000        2,000        4,000        3,000
                                                          ----------   ----------   ----------   ----------
     Weighted average common and potential
       common shares outstanding ......................    1,619,000    1,700,000    1,623,000    1,611,000
                                                          ----------   ----------   ----------   ----------
Diluted earnings per share ............................   $     1.46   $     2.21   $      .38   $     1.93
                                                          ==========   ==========   ==========   ==========

                  Options to purchase 55,200 shares of common stock at $21.44 per share, 9,000 shares at $21.25, 2,250 shares at $17.88, 8,250 shares at $17,
2,250 shares at $16.13, 26,250 shares at $13.17, 8,250 shares at $11.33 and
9,000 shares at $11 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, resulting in an anti-dilutive effect.


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

         Actual interest paid was $292,000 in 1999, $254,000 in 1998, $65,000 for the three months ended March 31, 1997, and $384,000 in 1996. In addition, actual income taxes paid were $1,499,000 in 1999, $951,000 in 1998, $627,000 for the three months ended March 31, 1997, and $1,084,000 in 1996.

         Non cash activities during 1999, 1998 and 1996 included capital expenditures totaling $290,000, $68,000 and $134,000, respectively, which were financed through the issuance of capital leases. In addition, in 1999 a minimum pension liability adjustment, net of a tax benefit, was recognized totalling $1,191,000.


ACCOUNTING AND REPORTING CHANGES

                  Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This statement requires reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of net income and other comprehensive income or loss items, which are reflected as a separate component of equity. For the Company, other comprehensive income or loss items include foreign currency translation adjustments and minimum pension liability adjustments. The financial statements presented for prior periods have been reclassified to reflect the adoption of SFAS 130.

                  In the fourth quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments in interim and annual financial statements. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Segment information is presented in Note 14 of the Consolidated Financial Statements.

                  In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. Restatement of disclosures for prior years has been made for comparative purposes. These disclosures are included in Note 8 of the Consolidated Financial Statements.

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives utilized for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
Management is evaluating the impact this statement may have on the Company's financial statements.

--------------------------------------------------------------------------------

Note 2 - Inventories:

--------------------------------------------------------------------------------

         Major classifications of inventories are as follows:

                                           March 31,        March 31,
                                             1999             1998
                                             ----             ----

Raw materials and supplies ...........  $ 1,945,000      $ 2,707,000

Work in process ......................    5,025,000       12,081,000

Finished products ....................    1,231,000        1,131,000
                                        -----------      -----------

                                          8,201,000       15,919,000

Less - progress payments .............    1,398,000        5,641,000
                                        -----------      -----------

                                        $ 6,803,000      $10,278,000
                                        ===========      ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Note 3 - Property, Plant and Equipment:

--------------------------------------------------------------------------------

         Major classifications of property, plant and equipment are as follows:


                                                    March 31,        March 31,
                                                      1999              1998
                                                      ----              ----

Land..........................................    $   290,000      $   250,000
Leasehold improvements........................        177,000          177,000
Buildings and improvements....................     10,631,000       10,528,000
Machinery and equipment.......................     14,767,000       13,584,000
Construction in progress......................        453,000          705,000
                                                  -----------      -----------
                                                   26,318,000       25,244,000
Less - accumulated depreciation and
   Amortization...............................     15,868,000       15,218,000
                                                  -----------      -----------

                                                  $10,450,000      $10,026,000
                                                  ===========      ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Note 4 - Leases:

--------------------------------------------------------------------------------


         The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $188,000, $191,000, $38,000, and $148,000 in 1999, 1998, 1997 and 1996, respectively.

         Property, plant and equipment include the following amounts for leases which have been capitalized.


                                               March 31,          March 31,
                                                 1999               1998
                                                 ----               ----

Machinery and equipment................      $ 1,892,000        $ 1,668,000
Less accumulated amortization..........          940,000            784,000
                                             -----------        -----------
                                             $   952,000        $   884,000
                                             ===========        ===========

         Amortization of property, plant and equipment under capital lease amounted to $182,000, $158,000, $39,000, and $59,000 in 1999, 1998, 1997 and
1996, respectively, and is included in depreciation expense.

         As of March 31, 1999, future minimum payments required under non-cancelable leases are:


                                                       Operating            Capital
                                                        Leases               Leases
                                                        ------               ------
2000............................................     $   124,000          $   276,000
2001............................................          79,000              253,000
2002............................................          50,000              142,000
2003............................................          26,000               60,000
2004............................................           9,000               30,000
Thereafter......................................          11,000
                                                     -----------          -----------
Total minimum lease payments....................     $   299,000              761,000
                                                     ===========

Less - amount representing interest.............                              111,000
                                                                          -----------
Present value of net minimum lease
   Payments.....................................                          $   650,000
                                                                          ===========


--------------------------------------------------------------------------------

Note 5 - Debt:

--------------------------------------------------------------------------------


Short-Term Debt Due Banks

         The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                              March 31,           March 31,
                                                1999                1998
                                                ----                ----

Borrowings of United Kingdom
   Subsidiary under line of credit
     at bank's rate plus 1 1/2% in
     1999 and 1998                                             $    40,000
                                                               ===========


         The United Kingdom subsidiary has a revolving credit facility agreement which provides a line of credit of 657,000 pounds sterling ($1,057,000 at the March 31,1999 exchange rate) including letters of credit and long-term borrowings. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 5 1/2% and 7 1/4% at March 31, 1999 and 1998, respectively. The United Kingdom operations had available unused lines of credit of $794,000 at March 31, 1999. The weighted average interest rate on short-term borrowings in 1999 and 1998 was 7.9% and 10.8%, respectively.

Long-Term Debt
--------------

         The Company and its subsidiaries had long-term borrowings outstanding as follows:


                                             March 31,     March 31,
                                               1999          1998
                                               ----          ----
Employee Stock Ownership Plan
   Loan Payable .........................  $  225,000   $  425,000
United Kingdom term loan due in 2000          176,000      286,000
Capital lease obligations (Note 4)            650,000      653,000
                                           ----------   ----------
                                            1,051,000    1,364,000
Less: current amounts, including
   amounts for capital leases of
   $246,000 in 1999 and $201,000 in 1998      546,000      505,000
                                           ----------   ----------
                                           $  505,000   $  859,000
                                           ==========   ==========

         The United States revolving credit facility agreement provides a line of credit of up to $13,000,000 including letters of credit, through October 31, 1999. The agreement allows the Company to borrow at prime minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 100 basis points at March 31, 1999 and 1998.

         The agreement allows the Company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. This conversion feature is available through October 1999, at which time the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The Company had no amounts outstanding on its revolving credit facility, excluding letters of credit, at March 31, 1999 and 1998. The bank's prime rate was 7.75% and 8.5% at March 31, 1999 and 1998, respectively. The United States operations had available unused lines of credit of $11,919,000 at year end.

         The Employee Stock Ownership Plan Loan Payable requires quarterly payments of $50,000 through 2000. (See Note 8 for a description of the Plan.)

         The United Kingdom term loan has a fixed rate of 9%. This term loan is due in 2000 and is repayable in equal monthly installments.

         Long-term debt requirements, excluding capital leases, are: 2000 - $300,000 and 2001 - $101,000.

         The Company is required to pay commitment fees of 1/4% on the unused portion of the domestic revolving credit facility. No other financing arrangements require compensating balances or commitment fees. Assets with a book value of $26,480,000 have been pledged to secure certain domestic long-term borrowings.

         The United Kingdom short-term and long-term bank borrowings are secured by assets of the United Kingdom subsidiary which have a book value of $3,518,000.

         Several of the loan agreements contain provisions pertaining to the maintenance of minimum working capital balances, tangible net worth, capital expenditures and financial ratios as well as restrictions on the payment of cash dividends to shareholders and incurrence of additional long-term debt. The most restrictive dividend provision limits the payment of dividends to shareholders to the greater of $400,000 or 25% of consolidated net income. In addition, the United States operations cannot make any loans or advances exceeding $500,000 to any affiliates without prior consent of the bank.

--------------------------------------------------------------------------------

Note 6 - Financial Instruments and Derivative Financial Instruments

--------------------------------------------------------------------------------

CONCENTRATIONS OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, short-term investments and trade receivables. The Company places its temporary cash investments and short-term investments with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

LETTERS OF CREDIT:

         The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 1999 and 1998, the Company was contingently liable on outstanding standby letters of credit aggregating $1,168,000 and $2,111,000, respectively.

FOREIGN EXCHANGE RISK MANAGEMENT:

         The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 1999 and 1998, there were no foreign exchange forward contracts held by the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Based on the methods and assumptions detailed below, the differences between the carrying amounts and estimated fair values of the Company's investments and short-and long-term debt are insignificant.

         The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

         INVESTMENTS - The fair value of investments is based on quoted market prices which approximates book value due to the short term and highly liquid nature of the investments.

         SHORT-TERM DEBT DUE BANKS - The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

         LONG-TERM DEBT - The carrying values of credit facilities with variable rates of interest approximate fair values. The fair value of fixed rate debt, which approximates the carrying value, was estimated by discounting cash flows using rates currently available for debt of similar terms and remaining maturities.

--------------------------------------------------------------------------------

Note 7 - Income Taxes:

--------------------------------------------------------------------------------

         An analysis of the components of pre-tax income from continuing operations is presented below:


                                                                                    Three Months           Year Ended
                                            Year Ended           Year Ended             Ended             December 31,
                                          March 31, 1999       March 31, 1998       March 31, 1997            1996
                                          --------------       --------------       --------------            ----

United States.......................       $ 2,664,000           $ 5,112,000          $   954,000          $ 3,808,000
United Kingdom......................            78,000               362,000              (10,000)             178,000
                                           -----------           -----------          -----------        -------------
                                           $ 2,742,000           $ 5,474,000          $   944,000          $ 3,986,000
                                           ===========           ===========          ===========        =============
The provision for income
taxes consists of:

Current:
   Federal..........................       $   515,000           $ 1,839,000          $   376,000          $ 1,279,000
   State............................            84,000               113,000               26,000               77,000
   United Kingdom...................           (55,000)               20,000                                   (41,000)
                                           -----------           -----------          -----------          -----------
                                           $   544,000             1,972,000              402,000            1,315,000
                                           -----------           -----------          -----------          -----------
Deferred:
   Federal..........................            78,000              (130,000)             (88,000)              (4,000)
   State............................           (27,000)               57,000                9,000               64,000
   United Kingdom...................           128,000               (80,000)                                 (210,000)
   Change in valuation
     allowance......................          (350,000)             (111,000)                                 (281,000)
                                           -----------           -----------          -----------          -----------
                                              (171,000)             (264,000)             (79,000)            (431,000)
                                           -----------           -----------          -----------          -----------
Total provision for income
   taxes............................       $   373,000           $ 1,708,000          $   323,000          $   884,000
                                           ===========           ===========          ===========          ===========

         The reconciliation of the provision calculated using the United States Federal tax rate with the provision for income taxes presented in the financial statements is as follows:


                                                                                       Three Months          Year Ended
                                             Year Ended           Year Ended              Ended             December 31,
                                           March 31, 1999       March 31, 1998        March 31, 1997            1996
                                           --------------       --------------        --------------            ----

Provision for income taxes
  at Federal rate...................       $   932,000           $ 1,861,000          $   321,000          $ 1,355,000
Recognition of tax benefit
  of prior year losses..............          (317,000)             (247,000)                                 (102,000)
Difference between foreign
  and U.S. tax rates................            (2,000)              (15,000)                                   (9,000)
State taxes.........................            29,000               131,000               26,000              114,000
Officer life insurance
  proceeds not taxable..............          (171,000)
Charges not deductible for
  income tax purposes...............            68,000                24,000               14,000               59,000
Recognition of tax benefit
  generated by foreign
  sales corporation.................          (158,000)             (215,000)             (14,000)             (70,000)
Tax credits.........................           (24,000)              (26,000)              (6,000)              (8,000)
Foreign losses for which
  no tax benefit was
  provided..........................           350,000               117,000
Adjustments to prior years'
  tax liabilities...................                                 200,000                                  (169,000)
Change in valuation allowance                 (350,000)             (111,000)                                 (281,000)
Other...............................            16,000               (11,000)             (18,000)              (5,000)
                                           -----------           -----------          -----------          -----------

Provision for income taxes..........       $   373,000           $ 1,708,000          $   323,000          $   884,000
                                           ===========           ===========          ===========          ===========


         The deferred income tax asset recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset follows:


                                                          1999                                      1998
                                               United               United               United               United
                                               States               Kingdom              States              Kingdom
                                               ------               -------              ------              -------

Depreciation........................       $ (433,000)           $  (26,000)          $ (415,000)          $  (84,000)
Accrued compensation................          479,000                                    522,000
Accrued pension liability...........          497,000               596,000              462,000               88,000
Accrued postretirement
  benefits..........................        1,302,000                                  1,298,000
Compensated absences................          519,000                                    571,000
Inventories.........................          169,000                                    152,000
Warranty liability..................           39,000                                     58,000
Accrued medical benefits............           45,000                                    105,000
Contingent liabilities..............          117,000                                     98,000
Foreign loss
  carryforwards.....................                                493,000                                   696,000
New York State investment
  tax credit........................           99,000                                     60,000
Other...............................           53,000                 2,000               26,000                4,000
                                           ----------            ----------           ----------           ----------
                                            2,886,000             1,065,000            2,937,000              704,000
Less: Valuation allowance...........                                328,000                                   693,000
                                           ----------            ----------           ----------           ----------
Deferred tax asset..................       $2,886,000            $  737,000           $2,937,000           $   11,000
                                           ==========            ==========           ==========           ==========

         Deferred income taxes include the impact of foreign net operating loss carryforwards which may be carried forward indefinitely and investment tax credits which expire from 2006 to 2009. In accordance with the provisions of SFAS 109, a valuation allowance of $328,000 at March 31, 1999 is deemed adequate to reserve for the foreign net loss carryforwards which are not considered probable of realization.

         The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At March 31, 1998, such undistributed earnings totaled $1,980,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

--------------------------------------------------------------------------------

Note 8 - Employee Benefit Plans:

--------------------------------------------------------------------------------


Retirement Plans
----------------

         The Company has qualified defined benefit plans covering substantially all employees. The Company's plan covering employees in the United States is non-contributory. Benefits are based on the employee's years of service and average earnings for the five highest consecutive calendar years of compensation for the ten year period preceding retirement. The plan for employees in the United Kingdom is contributory with the employer's share being actuarially determined. Benefits are based on the employee's years of service and average earnings for the three highest years for the ten year period preceding retirement. The Company's funding policy for the United States plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974. The pension obligations to employees covered by the Company's former domestic plan, terminated in 1986, were settled through the purchase of annuity contracts for each participant which guaranteed these future benefit payments.

         The components of pension cost are:


                                          1999                           1998                            1996
                               U.S. PLAN       U.K. PLAN      U.S. PLAN        U.K. PLAN       U.S. PLAN       U.K. PLAN
                               ---------       ---------      ---------        ---------       ---------       ---------
Service cost-benefits
  earned during the
  period..................   $  396,000       $ 116,000      $  362,000       $ 136,000       $ 307,000       $ 108,000
Interest cost on
  projected benefit
  obligation..............      657,000         302,000         585,000         294,000         459,000         315,000
Expected return on
  assets..................     (693,000)       (279,000)       (602,000)       (359,000)       (522,000)       (324,000)
Amortization of:
  Transition asset........      (44,000)         (5,000)        (44,000)         (5,000)        (44,000)         (5,000)
  Prior service cost......                       17,000                          26,000                          25,000
  Actuarial (gain)
     loss.................                       55,000                         (86,000)        (46,000)        (28,000)
                             ----------       ---------      ----------       ---------       ---------       ---------
Net pension cost..........   $  316,000       $ 206,000      $  301,000       $   6,000       $ 154,000       $  91,000
                             ==========       =========      ==========       =========       =========       =========


         The actuarial assumptions are:

Discount rate used to
   determine projected
   benefit obligation............      6 1/2%           5 1/2%              7%              7%            7%              9%
Rate of increase in
   compensation levels...........      3%               2 1/2%              3%              3%            3%              5 1/2%
Expected rate of return
   on plan assets................      8%               6 1/2%              8%              8%            8%             10%



         Pension expense for the U.S. Plan and the U.K. Plan for the three month period ending March 31, 1997 was $38,000 and $2,000, respectively.

         Changes in the Company's benefit obligation, plan assets and funded status for the pension plans are presented below:


                                                              1999                                1998
                                                   U.S. PLAN         U.K. PLAN         U.S. PLAN         U.K. PLAN
                                                   ---------         ---------         ---------         ---------

Change in the benefit obligation
  Projected benefit obligation at
    beginning of year......................      $ 9,212,000       $ 5,013,000        $ 8,635,000       $ 3,587,000
  Service cost.............................          396,000           116,000            362,000           136,000
  Interest cost............................          657,000           302,000            585,000           294,000
  Actuarial (gain) loss....................        1,314,000         1,633,000           (199,000)        1,112,000
  Benefit payments.........................         (230,000)          (43,000)          (171,000)         (196,000)
  Foreign currency adjustment..............                           (240,000)                              80,000
                                                 -----------       -----------        -----------       -----------
  Projected benefit obligation at end
    of year................................      $11,349,000       $ 6,781,000        $ 9,212,000       $ 5,013,000
                                                 ===========       ===========        ===========       ===========

Change in fair value of plan assets
  Fair value of plan assets at
    beginning of year......................      $ 8,635,000       $ 4,008,000        $ 7,596,000       $ 3,803,000
  Actual return on plan assets.............          481,000           540,000          1,210,000            56,000
  Employer contribution....................          335,000           141,000                              229,000
  Participants' contributions..............                            134,000                               43,000
  Benefit payments.........................         (230,000)          (43,000)          (171,000)         (195,000)
  Foreign currency adjustment..............                           (167,000)                              72,000
                                                 -----------       -----------        -----------       -----------
  Fair value of plan assets at end of
    year...................................      $ 9,221,000       $ 4,613,000        $ 8,635,000       $ 4,008,000
                                                 ===========       ===========        ===========       ===========

Funded status
  Funded status at end of year.............      $(2,128,000)      $(2,168,000)       $  (577,000)      $(1,005,000)
  Unrecognized transition obligation.......         (236,000)          (26,000)          (280,000)          (31,000)
  Unrecognized prior service cost..........           (2,000)          208,000             (3,000)          225,000
  Unrecognized actuarial (gain) loss.......          642,000         1,926,000           (883,000)          808,000
                                                 -----------       -----------        -----------       -----------
  Net amounts recognized...................      $(1,724,000)      $   (60,000)       $(1,743,000)      $    (3,000)
                                                 ===========       ===========        ===========       ===========


         The Company recognized an additional minimum pension liability for the underfunded U.K. defined benefit plan. The additional minimum pension liability is equal to the excess of the accumulated benefit obligation over plan assets and the accrued liability net of an intangible asset and deferred tax asset. Amounts recognized in the Consolidated Balance Sheets consist of the following:

                                                               1999                               1998
                                                   U.S. PLAN        U.K. PLAN          U.S. PLAN         U.K. PLAN
                                                   ---------        ---------          ---------         ---------

Accrued benefit liability..................      $(1,724,000)      $(1,969,000)       $(1,743,000)      $    (3,000)
Intangible asset...........................                            208,000
Deferred tax asset.........................                            510,000
Accumulated other comprehensive
    income.................................                          1,191,000
                                                 -----------       -----------        -----------       -----------
                                                 $(1,724,000)      $   (60,000)       $(1,743,000)      $    (3,000)
                                                 ===========       ===========        ===========       ===========

         The current portion of the pension liability as of March 31, 1999 and 1998 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

         Assets of the United States plan consist primarily of equity securities at March 31, 1999 and 1998. Assets of the United Kingdom plan consist of an investment contract with an insurance company which is primarily invested in equity securities. The vested benefit obligation of the United Kingdom plan is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of separation or retirement. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years for the domestic plan and 13 years for the United Kingdom plan.

         The Company has a Supplemental Executive Retirement Plan for certain key executives. This unfunded plan provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 1999, 1998, 1997 and 1996 related to this plan was $26,000, $6,000, $10,000 and $39,000, respectively. At March 31, 1999 and 1998, the related liability was $81,000 and $55,000, respectively, and is included in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

         The Company has a defined contribution plan covering substantially all domestic employees. Company contributions to this plan are based on the profitability of the Company and amounted to $593,000, $647,000, $215,000, and $651,000 in 1999, 1998, 1997 and 1996, respectively.

         The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The accrued compensation liability under this plan was $1,126,000 and $1,231,000 at March 31, 1999 and 1998, respectively.

Employee Stock Ownership Plan
-----------------------------

         The Company has a noncontributory Employee Stock Ownership Plan (ESOP) that covers substantially all employees in the United States. In 1990, the Company borrowed $2,000,000 under loan and pledge agreements. The proceeds of the loans were used to purchase 87,454 shares of the Company's common stock. The purchased shares are pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. It is anticipated that funds for servicing the debt payments will essentially be provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock which it owns.

         During 1999, 1998, 1997 and 1996 the Company recognized expense associated with the ESOP using the shares allocated method. This method recognizes interest expense as incurred on all outstanding debt of the ESOP and compensation expense related to principal reductions based on shares allocated for the period. Dividends received on unallocated shares that are used to service the ESOP debt reduce the amount of expense recognized each period. The compensation expense associated with the ESOP was $200,000, $200,000, $50,000 and $200,000 in 1999, 1998, 1997 and 1996, respectively. The ESOP received no dividends on unallocated shares in 1999, 1998, 1997, and 1996. Interest expense in the amount of $25,000, $42,000, $13,000 and $72,000 was incurred in 1999,
1998, 1997 and 1996, respectively. Dividends paid on allocated shares accumulate for the benefit of the employees.

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

         The components of postretirement benefit cost are:

                                                                           1999            1998            1996
                                                                           ----            ----            ----

Service cost - benefits earned during the period...................      $ 69,000        $ 64,000        $ 62,000
Interest cost on accumulated benefit obligation....................       176,000         166,000         173,000
Amortization of prior service cost.................................       (87,000)        (87,000)        (79,000)
                                                                         --------        --------        --------

Net postretirement benefit cost....................................      $158,000        $143,000        $156,000
                                                                         ========        ========        ========


         Postretirement benefit cost for the three month period ending March 31, 1997 was $40,000.

         The assumptions used to develop the accrued postretirement benefit obligation were:


                                                                              1999            1998             1996
                                                                              ----            ----             ----

Discount rate......................................................          6 1/2%               7%             7%
Medical care cost trend rate.......................................           8%              8 1/2%             9%


         The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2005 and subsequent years. This was accomplished using 1/2% decrements for the years 2000 through 2005.

         Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

                                                                                    1999                 1998
                                                                                    ----                 ----
Change in the benefit obligation
   Projected benefit obligation at beginning of year........................    $ 2,549,000          $ 2,641,000
   Service cost.............................................................         69,000               64,000
   Interest cost............................................................        176,000              166,000
   Participant contributions................................................         31,000               18,000
   Actuarial (gain) loss....................................................        214,000             (206,000)
   Benefit payments.........................................................       (178,000)            (134,000)
                                                                                -----------          -----------
   Projected benefit obligation at end of year..............................    $ 2,861,000          $ 2,549,000
                                                                                ===========          ===========
Change in fair value of plan assets
   Fair value of plan assets at beginning of year...........................    $         0          $         0
   Employer contribution....................................................        147,000              116,000
   Participants' contributions..............................................         31,000               18,000
   Benefit payments.........................................................       (178,000)            (134,000)
                                                                                -----------          -----------
   Fair value of plan assets at end of year.................................    $         0          $         0
                                                                                ===========          ===========
Funded status
   Funded status at end of year.............................................    $(2,861,000)         $(2,549,000)
   Unrecognized prior service cost..........................................       (869,000)            (956,000)
   Unrecognized actuarial (gain) loss.......................................        392,000              178,000
                                                                                -----------          -----------
   Net amounts recognized...................................................    $(3,338,000)         $(3,327,000)
                                                                                ===========          ===========


         The current portion of the postretirement benefit obligation is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

         Assumed medical care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one percentage point change in assumed medical care cost trend rates would have the following effects:

                                                               1% Increase      1% Decrease
                                                               -----------      -----------

Effect on total service and interest cost components            $   17,000      $  (14,000)
Effect on postretirement benefit obligation..............       $  158,000      $ (138,000)


--------------------------------------------------------------------------------

Note 9 - Stock Compensation Plans:

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

         The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan in 1999, 1998, 1997 and 1996 was $50,000, $50,000, $10,000 and $40,000, respectively.

         The Company applies APB 25 and related Interpretations in accounting for its plans. Under the intrinsic value method, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the optional methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                     Three Months
                                                 Year Ended       Year Ended             Ended            Year Ended
                                                  3/31/99           3/31/98             3/31/97            12/31/96
                                                  -------           -------             -------            --------

Net income.................  As reported        $2,369,000         $3,766,000           $621,000          $3,102,000
                             Pro forma           2,242,000          3,381,000            620,000           3,060,000

Basic earnings
   per share...............  As reported             $1.48              $2.27               $.39               $1.96
                             Pro forma               $1.40              $2.04               $.39               $1.93

Diluted earnings
   per share...............  As reported             $1.46              $2.21               $.38               $1.93
                             Pro forma               $1.39              $1.99               $.38               $1.90


         The weighted average fair value of the options granted during 1999, 1998, and 1996 is estimated as $3.97 $8.02, and $4.63, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:


                                                 Year Ended       Year Ended        Year Ended
                                                  3/31/99           3/31/98          12/31/96
                                                  -------           -------          --------

Expected life.................................    5 years           5 years           5 years
Volatility....................................     37.14%            31.40%            34.74%
Risk-free interest rate.......................      4.53%             5.95%             6.36%
Dividend yield................................         0%                0%                0%


         Information on options and rights under the Company's plans is as follows:


                                                                                                        Weighted
                                                                     Option             Shares           Average
                                                                     Price               Under           Exercise
                                                                     Range              Option            Price
                                                                     -----              ------            -----
Outstanding at December 31, 1995..............................    $6.58-13.17           187,650           $10.49

Exercised.....................................................    $6.58-8.00             (5,210)            7.28
Granted.......................................................    $10.42-11.33           19,350            11.08
Cancelled.....................................................    $7.67-13.17           (14,700)           12.72
                                                                                       --------

Outstanding at December 31, 1996..............................    $6.58-13.17           187,090            10.47

Exercised.....................................................    $8.08                  (1,500)            8.08
                                                                                       --------

Outstanding at March 31, 1997.................................    $6.58-13.17           185,590            10.49

Exercised.....................................................    $6.58-13.17          (102,940)            9.92
Granted.......................................................    $17.88-21.44           66,450            21.29
Cancelled.....................................................    $13.17                 (5,250)           13.17
                                                                                       --------

Outstanding at March 31, 1998.................................    $6.58-21.44           143,850            15.79

Granted.......................................................    $7.50-17.00            44,250             9.81
Cancelled.....................................................    $13.17                 (9,250)           13.17
                                                                                       --------

Outstanding at March 31, 1999.................................    $6.58-21.44           178,850           $14.45
                                                                                       ========

         At March 31, 1999, the options outstanding had a weighted average remaining contractual life of 7.17 years. There were 168,050 options exercisable at March 31, 1999 which had a weighted average exercise price of $14.47. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire December 1999 to October 2008. The number of options available for future grants were 84,100 at March 31, 1999 and 119,100 at March 31, 1998.

--------------------------------------------------------------------------------

Note 10 - Shareholder Rights Plan:

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

--------------------------------------------------------------------------------

Note 11 - Contingencies:

--------------------------------------------------------------------------------


         The United States Environmental Protection Agency ("EPA") named the Company's predecessor-in-interest, Graham Manufacturing Co., Inc. as a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. A Pilot Allocation "Final Allocation Report" issued on September 30, 1998 by the allocator selected under the EPA pilot, allocated 1.597% of total remedial costs to the Company. In April 1999, EPA announced that it will proceed with a modification of the remedy for the site announced in a 1995 Record of Decision. EPA's estimate of the modified remedy is approximately $26,000,000 making the Company's full potential exposure in accordance with this estimate $416,000. EPA's estimate has not been audited or evaluated for appropriateness or accuracy and may contain significant portions which are not eligible for recovery. The Company has recorded a $300,000 liability for this item. The current portion of this liability is included in the caption "Accrued Expenses and Other Liabilities" and the long-term portion is included in the caption "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

--------------------------------------------------------------------------------

Note 12 - Related Party Transactions:

--------------------------------------------------------------------------------


         Director H. Russel Lemcke is President of the H. Russel Lemcke Group, which the Company has engaged to assist it in making an acquisition in fulfillment of its strategic plan. Pursuant to this engagement, which commenced in May 1999, the Company pays to Mr. Lemcke a retainer of $2,500 per month, together with out-of-pocket expenses. In the event that the Company were to acquire another business entity as a result of such assistance, Mr. Lemcke would be paid a fee of $100,000 plus 1% of the purchase price of the acquired entity.

--------------------------------------------------------------------------------

Note 13 - Fiscal Year End Change:

--------------------------------------------------------------------------------


         In 1997, the Company changed its fiscal year end to March 31. Fiscal 1997 is a three month transition period ended March 31, 1997. The unaudited Statement of Operations for the comparable three month period in 1996 was as follows:

                                                                                   UNAUDITED
                                                                                   ---------

Net sales....................................................................     $11,164,000
                                                                                  -----------

Costs and expenses:
     Cost of products sold...................................................       8,031,000
     Selling, general and administrative.....................................       2,550,000
     Interest expense........................................................         126,000
                                                                                  -----------
                                                                                   10,707,000
Income before income taxes...................................................         457,000
Provision for income taxes...................................................         165,000
                                                                                  -----------
Net income...................................................................     $   292,000
                                                                                  ===========

Basic earnings per share.....................................................     $       .19
                                                                                  ===========
Diluted earnings per share...................................................     $       .18
                                                                                  ===========


--------------------------------------------------------------------------------

Note 14 - Segment Information:

--------------------------------------------------------------------------------

         The Company's business consists of two operating segments based upon geographic area. These segments were determined based upon the manner in which financial information is used by management in operating the Company. The United States segment designs and manufactures heat transfer and vacuum equipment. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems for use in several industrial markets. The Company also services and sells spare parts for its equipment. The operating segment located in the United Kingdom manufactures vacuum equipment which includes liquid ring vacuum pumps, piston pumps, ejectors and complete vacuum pump systems.

         Intersegment sales represent intercompany sales made based upon a competitive pricing structure. All intercompany profits in inventory are eliminated in the consolidated accounts and are included in the eliminations caption below. In computing segment net income or loss, corporate expenses incurred by the United States segment have been charged to the United Kingdom segment on a management fee basis. Operating segment information is presented below:


                                                                                    Three Months           Year Ended
                                             Year Ended           Year Ended            Ended             December 31,
                                           March 31, 1999       March 31, 1998      March 31, 1997            1996
                                           --------------       --------------      --------------            ----
Sales from external
   customers:
     U.S............................       $48,886,000           $51,696,000          $13,164,000          $46,721,000
     U.K............................         4,092,000             4,510,000            1,093,000            4,766,000
                                           -----------           -----------          -----------          -----------
     Total..........................       $52,978,000           $56,206,000          $14,257,000          $51,487,000
                                           ===========           ===========          ===========          ===========

Intersegment sales:
     U.S............................       $     4,000           $    95,000          $    10,000          $    41,000
     U.K............................         1,555,000             1,419,000              426,000            1,293,000
                                           -----------           -----------          -----------          -----------
     Total..........................       $ 1,559,000           $ 1,514,000          $   436,000          $ 1,334,000
                                           ===========           ===========          ===========          ===========

Interest revenue:
     U.S............................       $   296,000           $   215,000          $    17,000          $    64,000
     U.K............................       ___________           ___________          ___________          ___________
     Total..........................       $   296,000           $   215,000          $    17,000          $    64,000
                                           ===========           ===========          ===========          ===========

Interest expense:
     U.S............................       $   239,000           $   195,000          $    50,000          $   316,000
     U.K............................            48,000                47,000               15,000               39,000
                                           -----------           -----------          -----------          -----------
     Total..........................       $   287,000           $   242,000          $    65,000          $   355,000
                                           ===========           ===========          ===========          ===========

Depreciation and
   amortization.....................
     U.S............................       $   820,000           $   804,000          $   187,000          $   706,000
     U.K............................           221,000               153,000               66,000              207,000
                                           -----------           -----------          -----------          -----------
     Total..........................       $ 1,041,000           $   957,000          $   253,000          $   913,000
                                           ===========           ===========          ===========          ===========

Income tax expense
   (benefit):
     U.S............................       $   651,000           $ 1,679,000          $   323,000          $ 1,057,000
     U.K............................          (278,000)               29,000          ___________             (173,000)
                                           -----------           -----------                               -----------
     Total..........................       $   373,000           $ 1,708,000          $   323,000          $   884,000
                                           ===========           ===========          ===========          ===========


                                                                                    Three Months          Year Ended
                                             Year Ended           Year Ended            Ended             December 31,
                                           March 31, 1999       March 31, 1998      March 31, 1997            1996
                                           --------------       --------------      --------------            ----
Segment net income (loss):
     U.S............................       $ 2,066,000           $ 3,419,000          $   563,000          $ 2,846,000
     U.K............................           355,000               333,000              (10,000)             351,000
                                           -----------           -----------          -----------          -----------
     Total..........................       $ 2,421,000           $ 3,752,000          $   553,000          $ 3,197,000
                                           ===========           ===========          ===========          ===========

Segment assets:
     U.S............................       $32,046,000           $35,714,000          $29,314,000          $28,209,000
     U.K............................         4,317,000             3,490,000            4,098,000            4,541,000
                                           -----------           -----------          -----------          -----------
     Total..........................       $36,363,000           $39,204,000          $33,412,000          $32,750,000
                                           ===========           ===========          ===========          ===========

Expenditures for long-lived assets:
     U.S............................       $ 1,179,000           $ 1,334,000          $   187,000          $   604,000
     U.K............................            10,000                66,000               50,000              687,000
                                           -----------           -----------          -----------        -------------
     Total..........................       $ 1,189,000           $ 1,400,000          $   237,000          $ 1,291,000
                                           ===========           ===========          ===========          ===========

         The operating segment information above is reconciled to the consolidated totals as follows:


                                                                                     Three Months          Year Ended
                                             Year Ended           Year Ended            Ended             December 31,
                                           March 31, 1999       March 31, 1998      March 31, 1997            1996
                                           --------------       --------------      --------------            ----
Net sales
---------
   Total sales for operating
     segments.......................       $54,537,000           $57,720,000          $14,693,000          $52,821,000
   Elimination of
     intersegment sales.............        (1,559,000)           (1,514,000)            (436,000)          (1,334,000)
                                           -----------           -----------          -----------          -----------
   Net sales........................       $52,978,000           $56,206,000          $14,257,000          $51,487,000
                                           ===========           ===========          ===========          ===========

Net income
----------
   Total segment net income.........       $ 2,421,000           $ 3,752,000          $   553,000          $ 3,197,000
   Eliminations.....................           (52,000)               14,000               68,000              (95,000)
                                           -----------           -----------          -----------          -----------
   Net income.......................       $ 2,369,000           $ 3,766,000          $   621,000          $ 3,102,000
                                           ===========           ===========          ===========          ===========

Assets
------
   Total segment assets.............       $36,363,000           $39,204,000          $33,412,000          $32,750,000
   Elimination of corporate
     investment in
     subsidiaries...................        (2,021,000)           (2,021,000)          (2,021,000)          (2,021,000)
   Elimination of profit in
     inventory......................          (206,000)             (153,000)            (167,000)            (235,000)
                                           -----------           -----------          -----------          -----------
   Total assets.....................       $34,136,000           $37,030,000          $31,224,000          $30,494,000
                                           ===========           ===========          ===========          ===========


         Total segment interest revenue, interest expense, depreciation and amortization, income tax expense (benefit) and expenditures for long-lived assets are equivalent to the consolidated totals for each of these items. Operating segments incurred research and development costs of $371,000, $404,000, $91,000 and $375,000 in 1999, 1998, 1997 and 1996, respectively.

         Net sales by product line follows:


                                                                                     Three Months            Year Ended
                                            Year Ended           Year Ended              Ended              December 31,
                                          March 31, 1999       March 31, 1998        March 31, 1997             1996
                                          --------------       --------------        --------------             ----

Heat transfer equipment.............       $26,477,000           $27,870,000          $ 7,215,000           $25,750,000
Vacuum equipment....................        24,836,000            26,667,000            6,680,000            23,307,000
All other...........................         1,665,000             1,669,000              362,000             2,430,000
                                           -----------           -----------          -----------           -----------
Net sales...........................       $52,978,000           $56,206,000          $14,257,000           $51,487,000
                                           ===========           ===========          ===========           ===========


         The breakdown of net sales and long-lived assets by geographic area is:


                                                                                       Three Months           Year Ended
                                             Year Ended           Year Ended              Ended              December 31,
                                           March 31, 1999       March 31, 1998        March 31, 1997             1996
                                           --------------       --------------        --------------             ----

Net Sales:
   Asia                                    $ 9,777,000           $17,203,000          $ 2,970,000           $10,756,000
   Australia &
     New Zealand....................            63,000                47,000                                    954,000
   Canada...........................         3,593,000               889,000              709,000             2,628,000
   Mexico...........................         4,287,000               495,000               52,000               371,000
   Middle East......................         3,648,000             2,288,000            1,338,000             3,883,000
   South America....................         3,231,000             3,122,000               89,000             3,981,000
   United States....................        23,564,000            26,344,000            7,892,000            23,583,000
   Western Europe...................         4,140,000             5,041,000            1,155,000             4,844,000
   Other............................           675,000               777,000               52,000               487,000
                                           -----------           -----------          -----------           -----------
   Net sales........................       $52,978,000           $56,206,000          $14,257,000           $51,487,000
                                           ===========           ===========          ===========           ===========

Long-Lived Assets:
   United States....................       $ 8,881,000           $ 8,475,000          $ 7,880,000           $ 7,878,000
   United Kingdom...................         1,569,000             1,551,000            1,610,000             1,694,000
                                           -----------           -----------          -----------           -----------
   Total............................       $10,450,000           $10,026,000          $ 9,490,000           $ 9,572,000
                                           ===========           ===========          ===========           ===========

--------------------------------------------------------------------------------

Quarterly Financial Data:

--------------------------------------------------------------------------------



         A capsule summary of the Company's unaudited quarterly sales and earnings per share data for 1999 and 1998 is presented below:


                                        First            Second            Third           Fourth           Total
1999                                   Quarter           Quarter          Quarter          Quarter           Year
                                       -------           -------          -------          -------           ----

Net sales.....................     $15,156,000       $11,417,000      $14,219,000      $12,186,000      $52,978,000
Gross profit..................       4,492,000         3,253,000        3,964,000        3,163,000       14,872,000
Net income....................         964,000            57,000          403,000          945,000        2,369,000
Per share:
   Net income: Basic........               .58               .04              .25              .61             1.48
               Diluted......               .57               .04              .25              .60             1.46


Market price range............        16-18.25          11-17.75       6.75-11.13       6.50-11.13       6.50-18.25


1998

Net sales.....................     $11,855,000       $14,618,000      $11,914,000      $17,819,000      $56,206,000
Gross profit..................       3,683,000         4,962,000        3,638,000        5,800,000       18,083,000
Net income....................         433,000           945,000          309,000        2,079,000        3,766,000
Per share:
   Net income: Basic........               .27               .58              .19             1.23             2.27
               Diluted......               .26               .56              .18             1.21             2.21


Market price range............        13.63-18       16.88-19.75         13-22.88      13.38-18.50         13-22.88


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
   Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended March 31, 1999 and 1998, for the three month period ended March 31, 1997, and for the year ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, for the three month period ended March 31, 1997, and for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 21, 1999

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         (Not Applicable)


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
-------- --------------------------------

                  The information called for under this Item pursuant to Item 401 of the Commission's Regulation S-K is set forth in statements under "Election of Directors" on pages 3 and 7 of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

Item 11. Executive Compensation
-------- ----------------------

                  The information called for under this Item is set forth in statements under "Directors' Fees" on pages 5 and 6 of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders and also under "Compensation of Executive Officers" on pages 8 to 12 of such proxy statement, which statements are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners
    -----------------------------------------------

                  The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(b) Security Ownership of Management
    --------------------------------

                  The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2, "Election of Directors" on pages 3 to 6 and "Executive Officers" on page 7 of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(c) Changes in Control
    ------------------

                  (Not applicable.)

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 and "Election of Directors" on pages 3 to 6 of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-k
--------  ---------------------------------------------------------------

(a)   (1)   The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.


                                                                                      Sequential
                                                                                     Page Number
                                                                                     -----------
(A)       Consolidated Statements of Operations for the Fiscal Years ended March
          31, 1999 and March 31, 1998, the period January 1, 1997-March 31, 1997 and the Year ended December 31,
          1996................................................................           20

(B)       Consolidated Balance Sheets as of March 31, 1999 and March 31,
          1998................................................................           21

(C)       Consolidated Statements of Cash Flows for the Fiscal Years ended March
          31, 1999 and March 31, 1998, the period January 1, 1997-March 31, 1997 and the Year ended December 31,
          1996................................................................           22

(D)       Consolidated Statements of Changes in Shareholders' Equity for the
          Fiscal Years ended March 31, 1999 and March 31, 1998, the period
          January 1, 1997-March 31, 1997 and the Year ended December 31,
          1996................................................................           23

(E)       Notes to Consolidated Financial Statements; and.....................          24-51
(F)       Quarterly Financial Data............................................           52
(G)       Report of Independent Auditors......................................           53

(a)   (2)   The following are Financial Statement Schedules and related information required to be filed as part of this Annual Report on Form 10-K by
Items 8 and 14(d) of Form 10-K:                                                       Sequential
                                                                                     Page Number
                                                                                     ------------

(A)       The items set forth in Items 14(a)(1)(A) through (E) above;
          and.................................................................          20-51

(B)       Independent Auditors' Report on Financial Statement
          Schedules...........................................................           57

          Financial Statement Schedules for the Fiscal Years ended March 31,
          1999 and March 31, 1998, the period January 1, 1997-March 31, 1997 and the Year ended December 31, 1996 as follows:

          (ii)     Valuation and Qualifying Accounts (Schedule II)............           58


                  Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries as of March 31, 1999 and 1998, and for the years ended March 31, 1999 and 1998, for the three month period ended March 31, 1997, and for the year ended December 31, 1996 and have issued our report thereon dated May 21, 1999; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Graham Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 21, 1999

                       GRAHAM CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at       Charged to                                             Balance at
                                      beginning        costs and       Charged to                               end of
Description                           of period         expenses     other accounts        Deductions           period
                                      ---------         --------     --------------        ----------           ------

Year ended March 31, 1999
  Reserves deducted from the asset
   to which they apply:
    Reserve for doubtful accounts   $    23,000        $   23,000     $   1,000 (d)       $   (25,000)        $   22,000
    Reserve for inventory
     Obsolescence                        42,000            63,000        (4,000)(b)                              101,000

  Reserves included in the
    balance sheet caption Other
    Long-term liabilities:
     Reserve for contingencies          250,000           100,000                             (50,000)           300,000
                                    -----------        ----------     ---------           -----------         ----------
                                    $   315,000        $  186,000     $  (3,000)          $   (75,000)        $  423,000
                                    ===========        ==========     =========           ===========         ==========
Year ended March 31, 1998
  Reserves deducted from the asset
   to which they apply:
    Reserve for doubtful accounts   $    31,000        $    4,000     $   2,000 (d)       $   (14,000)        $   23,000
    Reserve for inventory
     Obsolescence                       108,000            39,000         1,000 (b)          (106,000)            42,000

  Reserves included in the
   balance sheet caption Other
   Long-term liabilities:
    Reserve for contingencies           248,000           104,000                            (102,000)           250,000

  Reserve for discontinued
   Operations                           271,000                          (6,000)(c)          (265,000)(a)              0
                                    -----------        ----------     ---------           -----------         ----------
                                    $   658,000        $  147,000     $  (3,000)          $  (487,000)        $  315,000
                                    ===========        ==========     =========           ===========         ==========
Three months ended March 31, 1997
  Reserves deducted from the asset
   to which they apply:
    Reserve for doubtful accounts   $    40,000        $    9,000     $  (1,000)(b)       $   (17,000)        $   31,000
    Reserve for inventory
     Obsolescence                       103,000             9,000        (4,000)(b)                              108,000

  Reserves included in the
   balance sheet caption Other
   Long-term liabilities:
    Reserve for contingencies           257,000                                                (9,000)           248,000

  Reserve for discontinued
    Operations                          392,000                         (16,000)(b)          (105,000)(a)        271,000
                                    -----------        ----------     ---------           -----------         ----------
                                    $   792,000        $   18,000     $ (21,000)          $  (131,000)        $  658,000
                                    ===========        ==========     =========           ===========         ==========
Year ended December 31, 1996
  Reserves deducted from the asset
   to which they apply:
    Reserve for doubtful accounts   $    81,000        $   26,000     $  11,000 (b)       $   (78,000)        $   40,000
    Reserve for inventory
     Obsolescence                       222,000            91,000        11,000 (b)          (221,000)           103,000

  Reserves included in the
   balance sheet caption Other
   Long-term liabilities:
    Reserve for contingencies                             260,000                              (3,000)           257,000

  Reserve for discontinued
   Operations                           711,000            64,000        41,000 (b)          (424,000)(a)        392,000
                                    -----------        ----------     ---------           -----------         ----------
                                    $ 1,014,000        $  441,000     $  63,000           $  (726,000)        $  792,000
                                    ===========        ==========     =========           ===========         ==========


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

(a) (3) The following exhibits are required to be filed by Item 14(c) of Form 10-K:

Exhibit No.
-----------

              *3.1            Articles of Incorporation of Graham Corporation

              +3.2            By-laws of Graham Corporation

              *4.1 Certificate of Incorporation of Graham Corporation (included as Exhibit 3.1)

             **4.2            Shareholder Rights Plan of Graham Corporation

           ***10.1 1989 Stock Option and Appreciation Rights Plan of Graham Corporation

          ****10.2 1995 Graham Corporation Incentive Plan to Increase Shareholder Value

             +10.3            Graham Corporation Outside Directors' Long-Term
                              Incentive Plan

             +10.4 Employment Contracts between Graham Corporation and Named Executive Officers

             +10.5 Senior Executive Severance Agreements with Named Executive Officers

                11 Statement regarding computation of per share earnings

                                   Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements

               +18            Letter regarding change in accounting principles

                21            Subsidiaries of the registrant

                23            Consent of Deloitte and Touche LLP

                27            Financial Data Schedule

----------------

          + Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the fiscal year ended March 31, 1998.

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

         Cross Reference Sheet for Annual Report on Form 10-K for the year ended March 31, 1999, setting forth item numbers and captions of Form 10-K (and related Items of Regulation S-K referred to therein) under which information is incorporated by reference and the pages in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders where that information appears.


FORM 10-K: PART NO                 Regulation S-K                        Proxy Statement for 1999
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
                                   Executive Officers                    Item 405 of SEC
                                                                         Regulation S-K

Item 11. Executive                 Item 401. Executive                   Directors' Fees                 6
Compensation                       Compensation                          Compensation of              8-11
                                                                         Executive Officers

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


                                        GRAHAM CORPORATION
                                        ------------------------------------


DATE: June 18, 1999                 By  /s/ J. Ronald Hansen
                                        ------------------------------------
                                        J. Ronald Hansen
                                        Vice President-Finance & Administration
                                        and Chief Financial Officer (Principal
                                        Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
                                 President and Chief
/s/  Alvaro Cadena               Executive Officer;               June 18, 1999
-------------------------------  Director
Alvaro Cadena

                                 Vice President-Finance &
                                 Administration and Chief
/s/ J. Ronald Hansen             Financial Officer (Principal     June 18, 1999
-------------------------------  Accounting Officer)
J. Ronald Hansen


/s/ Philip S. Hill               Director                         June 18, 1999
-------------------------------
Philip S. Hill


/s/ Cornelius S. Van Rees        Director                         June 18, 1999
-------------------------------
Cornelius S. Van Rees


/s/ Jerald D. Bidlack            Director; Chairman of            June 18, 1999
-------------------------------  the Board
Jerald D. Bidlack


/s/ Helen H. Berkeley            Director                         June 18, 1999
-------------------------------
Helen H. Berkeley


/s/ H. Russel Lemcke             Director                         June 18, 1999
-------------------------------
H. Russel Lemcke

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

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       of

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED March 31, 1999


                              --------------------


                               GRAHAM CORPORATION


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GRAHAM CORPORATION

                                    FORM 10-K

                                 March 31, 1999






    EXHIBIT
     NUMBER                                              DESCRIPTION OF DOCUMENT
     ------                                              -----------------------


       21         Subsidiaries of the Registrant

       23         Consent of Deloitte & Touche LLP

       27         Financial Data Schedule