Form 10-Q
period 1999-06-30
GRAHAM CORP
filed 1999-08-06
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended June 30, 1999
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of August 5, 1999, there were outstanding 1,519,995 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           JUNE 30, 1999

                  PART I - FINANCIAL INFORMATION



































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries of June 30, 1999 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of June 30, 1999 and its results of operations for the three month period then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                           June 30,      March 31,
                                             1999           1999
                                             ----           ----
Assets
Current Assets:
 Cash and equivalents                  $   420,000     $   120,000
 Investments                             4,907,000       4,928,000
 Trade accounts receivable               6,929,000       7,580,000
 Inventories                             6,570,000       6,803,000
 Domestic and foreign income taxes
  receivable                                                73,000
 Deferred income tax asset                 919,000         950,000
 Prepaid expenses and other
  current assets                           319,000         349,000
                                       -----------     -----------
                                        20,064,000      20,803,000
Property, plant and equipment, net      10,265,000      10,450,000
Deferred income tax asset                2,691,000       2,673,000
Other assets                               206,000         210,000
                                       -----------     -----------
                                       $33,226,000     $34,136,000
                                       ===========     ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                           June 30,      March 31,
                                             1999           1999
                                             ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                       $   165,000
 Current portion of long-term debt         516,000     $   546,000
 Accounts payable                        3,207,000       2,879,000
 Accrued compensation                    2,569,000       3,938,000
 Accrued expenses and other liabilities    696,000       1,043,000
 Customer deposits                         493,000         408,000
 Domestic and foreign income taxes
  payable                                   15,000
                                       -----------     -----------
                                         7,661,000       8,814,000

Long-term debt                             392,000         505,000
Accrued compensation                     1,120,000       1,095,000
Other long-term liabilities                301,000         303,000
Accrued pension liability                3,639,000       3,519,000
Accrued postretirement benefits          3,209,000       3,188,000
                                       -----------     -----------
 Total liabilities                      16,322,000      17,424,000
                                       -----------     -----------
Shareholders' equity:
 Preferred stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued 1,690,595 shares on June 30,
   1999 and March 31, 1999                 169,000         169,000
 Capital in excess of par value          4,521,000       4,521,000
 Retained earnings                      17,912,000      17,731,000
 Accummulated other comprehensive loss  (3,105,000)     (3,076,000)
                                       -----------     -----------
                                        19,497,000      19,345,000
Less:
 Treasury stock                         (2,418,000)     (2,408,000)
 Employee Stock Ownership Plan Loan
  Payable                                 (175,000)       (225,000)
                                       -----------     -----------
Total shareholders' equity              16,904,000      16,712,000
                                       -----------     -----------
                                       $33,226,000     $34,136,000
                                       ===========     ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                Three Months
                                               ended June 30,
                                            1999            1998
                                            ----            ----
Net Sales                               $ 9,053,000    $15,156,000
                                        -----------    -----------
Cost and expenses:
 Cost of products sold                    6,413,000     10,664,000
 Selling, general and administrative      2,298,000      2,972,000
 Interest expense                            42,000         66,000
                                        -----------    -----------
                                          8,753,000     13,702,000
                                        -----------    -----------
Income before income taxes                  300,000      1,454,000
Provision for income taxes                  119,000        490,000
                                        -----------    -----------
Net income                                  181,000        964,000

Retained earnings at beginning of
 period                                  17,731,000     15,362,000
                                        -----------    -----------
Retained earnings at end of period      $17,912,000    $16,326,000
                                        ===========    ===========
Per Share Data:
 Basic:
  Net income                                   $.12           $.58
                                               ====           ====
 Diluted:
  Net income                                   $.12           $.57
                                               ====           ====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended June 30,
                                                       1999           1998
                                                       ----           ----
Operating activities:
 Net income                                       $  181,000     $  964,000
                                                  ----------     ----------
 Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Depreciation and amortization                      263,000        267,000
  Loss on sale of property, plant and
   equipment                                                         10,000
  (Increase) Decrease in operating assets:
   Accounts receivable                               637,000     (1,822,000)
   Inventory, net of customer deposits               294,000      1,702,000
   Prepaid expenses and other current and
    non-current assets                                19,000         (4,000)
  Increase (Decrease) in operating
   liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities        (1,374,000)    (2,928,000)
   Accrued compensation, accrued pension
    liability, and accrued postemployment
    benefits                                         204,000        261,000
   Domestic and foreign income taxes                  87,000       (163,000)
   Other long-term liabilities                        (2,000)       (12,000)
                                                  ----------     ----------
    Total adjustments                                128,000     (2,689,000)
                                                  ----------     ----------
 Net cash provided (used) by operating activities    309,000     (1,725,000)
                                                  ----------     ----------
Investing activities:
 Purchase of property, plant and equipment           (79,000)      (203,000)
 Purchase of investments                            (904,000)    (1,251,000)
 Proceeds from maturity of investments               906,000      1,366,000
                                                  ----------     ----------
 Net cash used by investing activities               (77,000)       (88,000)
                                                  ----------     ----------
Financing activities:
 Increase in short-term debt                         165,000      2,823,000
 Proceeds from issuance of long-term debt                         5,110,000
 Principal repayments on long-term debt              (81,000)    (5,050,000)
 Purchase of treasury stock                          (10,000)    (1,700,000)
                                                  ----------     ----------
 Net cash provided by financing activities            74,000      1,183,000
                                                  ----------     ----------
 Effect of exchange rate on cash                      (6,000)
                                                  ----------     ----------
 Net decrease in cash and equivalents                300,000       (630,000)
 Cash and equivalents at beginning of period         120,000      1,694,000
                                                  ----------     ----------
 Cash and equivalents at end of period            $  420,000     $1,064,000
                                                  ==========     ==========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                           JUNE 30, 1999

-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           6/30/99       3/31/99
                                           -------       -------
Raw materials and supplies               $1,902,000    $1,945,000
Work in process                           5,175,000     5,025,000
Finished products                         1,418,000     1,231,000
                                         ----------    ----------
                                          8,495,000     8,201,000
Less - progress payments                  1,925,000     1,398,000
                                         ----------    ----------
                                         $6,570,000    $6,803,000
                                         ==========    ==========

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

                                               Three months
                                              ended June 30,
                                            1999          1998
                                            ----          ----
Basic earnings per share

 Numerator:
  Net income                            $ 181,000      $ 964,000
                                        ---------      ---------
 Denominator:
  Weighted common shares
   outstanding                          1,520,000      1,650,000
  Share equivalent units (SEU)
   outstanding                              5,000          3,000
                                        ---------      ---------
  Weighted average shares and
   SEU's outstanding                    1,525,000      1,653,000
                                        ---------      ---------
Basic earnings per share                      $.12          $.58
                                              ====          ====

                                               Three months
                                              ended June 30,
                                            1999          1998
                                            ----          ----
Diluted earnings per share

 Numerator:
  Net income                            $ 181,000      $ 964,000

 Denominator:                           ---------      ---------
  Weighted average shares and
   SEU's outstanding                    1,525,000      1,653,000
  Stock options outstanding                 6,000         27,000
  Contingently issuable SEU's               6,000          6,000
                                        ---------      ---------
  Weighted average common and
   potential common shares
   outstanding                          1,537,000      1,686,000
                                        ---------      ---------
Diluted earnings per share                   $.12           $.57
                                             ====           ====

   Options to purchase 55,200 shares of common stock at $21.44 per share and 9,000 shares at $21.25, 2,250 shares at $17.88, 8,250 shares  at  $17, 2,250 shares at $16.13, 26,250 shares  at  $13.17,
8,250 shares at $11.33 and 9,000 shares at $11 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, resulting in an anti-dilutive effect.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------

   Actual interest paid was $41,000 and $66,000 for the three months ended June 30, 1999 and 1998, respectively. In addition, actual income taxes paid were $32,000 and $653,000 for the three months ended June 30, 1999 and 1998, respectively.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------

   Total comprehensive income was $152,000 and $965,000 for the three months ended June 30, 1999 and 1998, respectively. Other comprehensive income or loss included foreign currency translation adjustments of $(29,000) and $1,000 for the quarters ended June 30, 1999 and 1998, respectively.

-------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION
-------------------------------------------------------------------------

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                                               Three months
                                              ended June 30,
                                             1999         1998
                                             ----         ----
Sales from external customers
  U.S.                                   $8,054,000   $13,941,000
  U.K.                                      999,000     1,215,000
                                         ----------   -----------
  Total                                  $9,053,000   $15,156,000
                                         ==========   ===========
Intersegment sales
  U.S.
  U.K.                                     $254,000      $340,000
                                           --------      --------
  Total                                    $254,000      $340,000
                                           ========      ========
Segment net income (loss)
  U.S.                                     $233,000      $907,000
  U.K.                                      (52,000)       57,000
                                           --------      --------
  Total                                    $181,000      $964,000
                                           ========      ========

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                           June 30, 1999



Results of Operations
---------------------
   Sales decreased 40% in the first quarter of fiscal year 2000 compared to the same period last year. Sales for the first quarter decreased 42% in the United States and 18% in the United Kingdom compared to fiscal year 1999. The decrease in the United States sales is attributable to a significant decline in export shipments as a result of the economic downturn in Asia and Latin America. The decline in the United Kingdom sales is due in part to delays experienced in completing one large contract. In addition, the continued strength of the pound sterling as compared to other foreign currencies and the recession in the United Kingdom manufacturing sector have adversely impacted sales volumes and prices.

   Cost of sales as a percent of sales for the first quarter was 71% compared to 70% a year ago. Cost of sales as a percent of sales for the United States operating segment was 71% for the first quarter of both fiscal year 2000 and 1999. For the United Kingdom operations, cost of sales as a percent of sales rose to 67% compared to 60% last year. While cost of sales as a percent of sales remained consistent in the United States, the significant increase in the United Kingdom is due to product mix and reduced selling prices, however, production overhead expenses have been managed to remain at or below prior year levels.

   Selling, general and administrative expenses for the three months ended June 30, 1999 were 23% below selling, general and administrative expenses for the same period of fiscal year 1999 and represented 25% of sales as compared to 20% in the first quarter last year. The reduced expenses is reflective of the downsizing of the work force in the United States, as well as, a decline in selling expenses which are directly related to sales. However, selling, general and administrative expenses as a percent of sales exceeds the prior year percentage primarily due to fewer sales during the current quarter.

   Interest expense for the first quarter is down 36% from the same period in fiscal year 1999. The decrease is attributable to lower levels of short- and long-term debt during the quarter in both the United States and United Kingdom.

   The effective income tax rate for the first quarter was 40% compared to 34% for the comparable three months of last year. No tax benefits have been recognized on the current year operating loss in the United Kingdom causing this rate to increase.

Liquidity and Capital Resources
-------------------------------
   The financial condition of the Company remains strong. Working capital of $12,403,000 at June 30, 1999 compares to $11,989,000 at
March 31, 1999. The working capital increase reflects decreases of $739,000 and $1,153,000 in current assets and current liabilities, respectively. The decrease in current assets related primarily to a significant decline in accounts receivable which is attributable to low sales volumes in the first quarter. Payments of accrued compensation were made during the first quarter resulting in the decrease in current liabilities.

   Net cash provided from operating activities for the first quarter was $309,000. Net income, adjusted for depreciation and amortization, provided $444,000 of operating cash. This was offset by payments of certain benefits accrued in the prior year. Net cash used in investing activities for the three month period of $77,000 was utilized for capital expenditures which were $79,000 compared to $203,000 for the same period last year. There were no major commitments for capital expenditures as of June 30, 1999. Management anticipates spending approximately $600,000 in fiscal year 2000 for capital additions to upgrade computer equipment and machinery. Net cash provided from financing activities of $74,000 was due to an increase in short-term debt used to finance working capital needs.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2000 cash requirements.

   Total long-term debt was reduced from $1,051,000 at year end to $908,000 at June 30, 1999 due to scheduled paydowns on bank debt and capital leases. The long-term debt to equity ratio of 5% compares to 6% at March 31, 1999. The total liabilities to assets ratio is 49% compared to 51% at March 31, 1999. These ratios are reflective of the continued stability and strength of the Company's financial condition.


New Orders and Backlog
----------------------
   New orders for the first quarter were $7,334,000 compared to $11,162,000 for the same period last year. New orders in the United States were $6,538,000 compared to $9,879,000 for the same period in fiscal year 1999. New orders in the United Kingdom were $796,000 compared to $1,283,00 for the same quarter last year. The significant decline in new orders, specifically in the United States, is directly related to the economic downturn in Asia and Brazil and the poor market conditions in the capital equipment business.

   Management is focusing its efforts on increasing the Company's market share in the standard product business and developing strategies to seize opportunities in the power, refinery and petrochemical markets.

New Orders and Backlog (concluded)
----------------------------------
   Backlog of unfilled orders at June 30,1999 is $13,857,000 compared to $24,215,000 at this time a year ago and $15,438,000 at March 31, 1999. Current backlog in the United States of $13,108,000 compares to $14,470,000 at March 31, 1999 and
$23,240,000 at June 30, 1998. Current backlog in the United Kingdom of $749,000 compares to $968,000 at March 31, 1999 and $975,000 at June 30, 1998. The current backlog is reflective of the recent order activity. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
     The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities and short-term investments. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at June 30, 1999, a 1% change in interest rates would impact annual interest expense by two thousand dollars. To manage interest rate risk in regards to short-term investments, the Company invests primarily in fixed rate instruments and holds investments to maturity.

     Historically, Graham's international consolidated sales exposure approximates fifty percent of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost, the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, redemption value of sales can be adversely impacted. The substantial portion of Graham's sales are collected in U.S. dollars. The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Graham uses derivatives for no other reason.

     The loss from foreign operations reduced Graham's first quarter net income by 22%. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would impact first quarter net income by approximately $5,000.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------

at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at June 30, 1999 and 1998 and a $9.25 per share price, a twenty to forty percent change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's first quarter operating results by $30,000 to $60,000 for 2000 and $39,000 to $78,000 for 1999. In
the first quarter of 2000, the loss, net of tax, recorded due to the increase in the stock price was not significant. Assuming the net income target of $500,000 is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the June 30, 1999 market price of the
Company's stock of $9.25 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $39,000 to $80,000 in 2001, $42,000 to $84,000 in 2002 and $44,000 to $88,000 in 2003, 2004 and 2005.


Year 2000 Readiness
-------------------
     The Company has completed its year 2000 readiness program. This program included he following phases: identifying affected software, hardware, and manufacturing and telecommunication equipment and assessing the impact of the year 2000 issue; hardware and software remediation; testing; surveying the year 2000 readiness of customers and suppliers; and developing a contingency plan. The cost of the program was insignificant. Although the Company believes its internal operations are year 2000 compliant, it cannot assure anyone that its customers, suppliers or governmental agencies will be ready.


Accounting Standard Changes
---------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives utilized for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is evaluating the impact this statement may have on the Company's financial statements.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                           JUNE 30, 1999
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended June 30, 1999.



















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




Date 08/05/99

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