Form 10-Q
period 1999-09-30
GRAHAM CORP
filed 1999-10-22
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended September 30, 1999
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of October 21, 1999, there were outstanding 1,516,045 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                        SEPTEMBER 30, 1999

                  PART I - FINANCIAL INFORMATION


































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of September 30, 1999 and for the three month and six month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 1999 and its results of operations for the three and six month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                            September 30,     March 31,
                                                 1999            1999
                                                 ----            ----
Assets
Current Assets:
 Cash and equivalents                                        $   120,000
 Investments                                  $ 4,905,000      4,928,000
 Trade accounts receivable                      7,404,000      7,580,000
 Inventories                                    5,649,000      6,803,000
 Domestic and foreign income taxes
  receivable                                                      73,000
 Prepaid pension asset                          1,216,000
 Deferred tax asset                               927,000        950,000
 Prepaid expenses and other
  current assets                                  340,000        349,000
                                              -----------    -----------
                                               20,441,000     20,803,000
Property, plant and equipment, net             10,271,000     10,450,000
Deferred income tax asset                       2,191,000      2,673,000
Other assets                                        2,000        210,000
                                              -----------    -----------
                                              $32,905,000    $34,136,000
                                              ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                            September 30,    March 31,
                                                 1999           1999
                                                 ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt due banks                    $ 2,087,000
 Current portion of long-term debt                481,000    $   546,000
 Accounts payable                               1,752,000      2,879,000
 Accrued compensation                           2,778,000      3,938,000
 Accrued expenses and other liabilities           667,000      1,043,000
 Customer deposits                                220,000        408,000
 Domestic and foreign income taxes
  payable                                          31,000
                                              -----------    -----------
                                                8,016,000      8,814,000

Long-term debt                                    319,000        505,000
Accrued compensation                            1,088,000      1,095,000
Other long-term liabilities                       301,000        303,000
Accrued pension liability                       1,208,000      3,519,000
Accrued postretirement benefits                 3,232,000      3,188,000
                                              -----------    -----------
 Total liabilities                             14,164,000     17,424,000
                                              -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
   Issued 1,690,595 shares on September 30,
    1999 and on March 31, 1999                    169,000        169,000
 Capital in excess of par value                 4,521,000      4,521,000
 Retained earnings                             18,421,000     17,731,000
 Accummulated other comprehensive loss         (1,827,000)    (3,076,000)
                                              -----------    -----------
                                               21,284,000     19,345,000
Less:
 Treasury Stock                                (2,418,000)    (2,408,000)
 Employee Stock Ownership Plan Loan
  Payable                                        (125,000)      (225,000)
                                              -----------    -----------
Total shareholders' equity                     18,741,000     16,712,000
                                              -----------    -----------
                                              $32,905,000    $34,136,000
                                              ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Three Months             Six Months
                               ended September 30,      ended September 30,
                                1999        1998         1999         1998
                                ----        ----         ----         ----
Net Sales                   $11,659,000  $11,417,000   $20,712,000  $26,573,000
                            -----------  -----------   -----------  -----------
Cost and expenses:
 Cost of products sold        8,368,000    8,164,000    14,782,000   18,828,000
 Selling, general and
  administrative              2,423,000    3,104,000     4,721,000    6,076,000
 Interest expense                69,000       55,000       110,000      121,000
                            -----------  -----------   -----------  -----------
                             10,860,000  11, 323,000    19,613,000   25,025,000
                            -----------  -----------   -----------  -----------
Income before income taxes      799,000       94,000     1,099,000    1,548,000
Provision for income taxes      290,000       37,000       409,000      527,000
                             -----------  -----------   -----------  ----------
Net income                      509,000       57,000       690,000    1,021,000

Retained earnings at
 beginning of period         17,912,000   16,326,000    17,731,000   15,362,000
                            -----------  -----------   -----------  -----------
Retained earnings at end
of period                   $18,421,000  $16,383,000   $18,421,000  $16,383,000
                            ===========  ===========   ===========  ===========
Per Share Data:
 Basic:
  Net income                       $.33         $.04          $.45         $.63
                                    ===         ====          ====         ====
 Diluted:
  Net income                       $.33         $.04          $.45         $.62
                                   ====         ====          ====         ====

GRAHAM CORPORATION AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                           September 30,
                                                         1999         1998
                                                         ----         ----
Operating activities:
 Net income                                          $   690,000   $ 1,021,000
                                                     -----------   -----------
 Adjustments to reconcile net income to
  net cash (used) provided by operating activities:
  Depreciation and amortization                          510,000       523,000
  (Gain)Loss on sale of property, plant
   and equipment                                          (1,000)       10,000
  (Increase) Decrease in operating assets:
   Accounts receivable                                   201,000       (17,000)
   Inventory, net of customer deposits                   966,000     4,019,000
   Prepaid expenses and other current and
    non-current assets                                (1,249,000)      (28,000)
  Increase (Decrease) in operating
   liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities            (2,929,000)   (3,771,000)
   Accrued compensation, accrued pension
    liability, and accrued postemployment benefits       (55,000)      158,000
   Domestic and foreign income taxes                     105,000      (803,000)
   Other long-term liabilities                            (2,000)      (42,000)
                                                     -----------   -----------
     Total adjustments                                (2,454,000)       49,000
                                                     -----------   -----------
 Net cash (used) provided by operating activities     (1,764,000)    1,070,000
                                                      ----------   -----------
Investing activities:
 Purchase of property, plant and equipment              (256,000)     (399,000)
 Proceeds from sale of property, plant and
  equipment                                                1,000
 Purchase of investments                                (904,000)   (5,654,000)
 Proceeds from maturity of investments                   906,000     5,291,000
                                                     -----------   -----------
 Net cash used by investing activities                  (253,000)     (762,000)
                                                     -----------   -----------
Financing activities:
 Increase (Decrease) in short-term debt                2,084,000       (40,000)
 Proceeds from issuance of long-term debt                            5,110,000
 Principal repayments on long-term debt                 (165,000)   (5,260,000)
 Purchase of treasury stock                              (10,000)   (1,713,000)
                                                     -----------   -----------
 Net cash provided (used) by financing activities      1,909,000    (1,903,000)
                                                     -----------   -----------
 Effect of exchange rate on cash                         (12,000)        3,000
                                                     -----------   -----------
 Net decrease in cash and equivalents                   (120,000)   (1,592,000)
 Cash and equivalents at beginning of period             120,000     1,694,000
                                                     -----------   -----------
 Cash and equivalents at end of period                        $0       102,000
                                                     ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                        SEPTEMBER 30, 1999

-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           9/30/99       3/31/99
                                           -------       -------
Raw materials and supplies               $1,673,000    $1,945,000
Work in process                           3,095,000     5,025,000
Finished products                         1,252,000     1,231,000
                                         ----------    ----------
                                          6,020,000     8,201,000
Less - progress payments                    371,000     1,398,000
                                         ----------    ----------
                                         $5,649,000    $6,803,000
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

                                     Three months            Six months
                                  ended September 30,   ended September 30,
                                   1999       1998       1999       1998
                                   ----       ----       ----       ----
Basic earnings per share

 Numerator:
  Net income                  $  509,000   $   57,000  $  690,000  $1,021,000
                              ----------   ----------  ----------  ----------
 Denominator:
  Weighted common shares
   outstanding                 1,520,000    1,586,000   1,520,000   1,617,000
  Share equivalent units
   (SEU) outstanding              11,000        6,000       8,000       5,000
                              ----------   ----------  ----------  ----------
  Weighted average shares
   and SEU's outstanding       1,531,000    1,592,000   1,528,000   1,622,000
                              ----------   ----------  ----------  ----------
Basic earnings per share            $.33         $.04        $.45        $.63
                                    ====         ====        ====        ====

                                       Three months            Six months
                                    ended September 30,   ended September 30,
                                     1999       1998       1999       1998
                                     ----       ----       ----       ----
Diluted earnings per share

 Numerator:
  Net income                    $  509,000   $   57,000  $  690,000  $1,021,000
                                ----------   ----------  ----------  ----------
 Denominator:
  Weighted average shares
   and SEU's outstanding         1,531,000    1,592,000   1,528,000   1,622,000
  Stock options outstanding          3,000       17,000       4,000      22,000
  Contingently issuable SEU's        8,000        4,000       7,000       6,000
                                ----------   ----------  ----------  ----------
  Weighted average common
   and potential common
   shares outstanding            1,542,000    1,613,000   1,539,000   1,650,000
                                ----------   ----------  ----------  ----------
Diluted earnings per share            $.33         $.04        $.45        $.62
                                      ====         ====        ====        ====

   Options to purchase 55,200 shares of common stock at $21.44 per share, 9,000 shares at $21.25, 2,250 shares at $17.88, 8,250 shares at  $17,  2,250  shares at $16.13, 26,250 shares at  $13.17,  8,250 shares at $11.33, 9,000 shares at $11 and 2,900 at $8.42 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
------------------------------------------------------------------------

   Actual interest paid was $94,000 and $122,000 for the six months ended September 30, 1999 and 1998, respectively. In addition, actual income taxes paid were $304,000 and $1,319,000 for the six months ended September 30, 1999 and 1998, respectively.

   Non-cash activities during the six months ended September 30, 1999 included the reversal of a minimum pension liability adjustment, net of a $510,000 tax benefit, totaling $1,191,000 which had been recognized in the previous year.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------

   Total comprehensive income was $1,787,000 and $91,000 for the three months ended September 30, 1999 and 1998, respectively. Other comprehensive income for the three months ended September 30, 1999 and 1998 included foreign currency translation adjustments of $87,000 and $34,000 respectively. Total comprehensive income for the six months ended September 30, 1999 and 1998 was $1,939,000 and

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME (concluded)
-------------------------------------------------------------------------

$1,056,000, respectively. Other comprehensive income for the six months ended September 30, 1999 and 1998 included foreign currency translation adjustments of $58,000 and $35,000, respectively. In addition, other comprehensive income for the three month and six month periods ended September 30, 1999 included a minimum pension liability adjustment of $1,191,000.

-------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION
-------------------------------------------------------------------------

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                                    Three Months Ended          Six Months Ended
                                       September 30,              September 30,
                                     1999         1998          1999         1998
                                     ----         ----          ----         ----
Sales from external customers
 U.S.                            $10,660,000  $10,499,000   $18,714,000  $24,440,000
 U.K.                                999,000      918,000     1,998,000    2,133,000
                                 -----------  -----------   -----------  -----------
 Total                           $11,659,000  $11,417,000   $20,712,000  $26,573,000
                                 ===========  ===========   ===========  ===========

Intersegment sales
 U.S.                            $   160,000                $   160,000
 U.K.                                291,000  $   345,000       545,000  $   685,000
                                 -----------  -----------   -----------  -----------
 Total                           $   451,000  $   345,000   $   705,000  $   685,000
                                 ===========  ===========   ===========  ===========
Segment net income (loss)

 U.S.                            $   569,000  $    59,000   $   802,000  $   966,000
 U.K.                               (172,000)      (2,000)     (224,000)      55,000
                                 -----------  -----------   -----------  -----------
 Total segment net income            397,000       57,000       578,000    1,021,000

 Elimination of intercompany
  profit in inventory                112,000                    112,000
                                 -----------  -----------   -----------  -----------
Net income                       $   509,000  $    57,000   $   690,000  $ 1,021,000
                                 ===========  ===========   ===========  ===========

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                        September 30, 1999



Results of Operations
---------------------
    Sales increased 2% in the second quarter of fiscal year 2000 compared to 1999. Sales for the second quarter increased 3% in the United States and increased 2% in the United Kingdom compared to 1999. Sales for the six months ended September 30, 1999 were down 23% and 10% in the United States and the United Kingdom, respectively, compared to sales for the same period last year. The decline in sales for the six month period in both the United States and the United Kingdom is attributable to the ongoing recession in the Company's export markets, as well as, delayed capital spending in certain market segments due to merger activity.

    Cost of sales as a percent of sales for the second quarter 2000 has remained constant at 72% compared to a year ago. Cost of sales as a percent of sales was 73% in the United States for both three month periods ended September 30, 1999 and 1998. In the United Kingdom, cost of sales as a percent of sales for the quarter was 81% compared to 70% last year. For the six months, cost of sales as a percent of sales was 71% for both the current year and prior year periods. For the six month period in the United States, the cost of sales percentage remained unchanged at 72% while in the United Kingdom it was 78% compared to 70% for the same period last year. The United Kingdom percentages are reflective of increased material costs due primarily to product mix.

    Selling, general and administrative expenses decreased 22% from the second quarter of 1999. For the six months ended September 30, 1999, selling, general and administrative expenses are also down 22% as compared to the same period in fiscal year 1999. These decreases are primarily attributable to the downsizing of the workforce in the United States and reduced selling expenses due to stringent cost controls and lower sales levels. Selling, general and administrative expenses as a percent of sales remained stable at 23% for both the current and prior year six month periods.

    Interest expense increased 25% for the second quarter and decreased 9% for the six month period as compared to the same periods in fiscal year 1999. The increase in the second quarter is due to additional short term borrowings in the United States while the decline for the six month period is reflective of long term debt paydowns in both the United States and the United Kingdom.

    The effective income tax rates for the second quarter and six month period in fiscal year 2000 were 36% and 37%, respectively, which are relatively consistent with the 1999 effective tax rates of 39% and 34% for the same periods.

Financial Condition
-------------------
    The financial condition of the Company has remained stable and strong during fiscal year 2000. Working capital of $12,425,000 at September 30, 1999 compares to $11,989,000 at March 31, 1999. This working capital increase reflects a decrease in current assets of $362,000 and a decrease in current liabilities of $798,000. The decrease in current assets related primarily to a significant decline in inventory as several large projects were completed at September 30, as well as, slight decreases in cash and accounts receivable. These decreases were offset by a prepaid pension asset due to the funding of the United Kingdom pension plan. The decrease in current liabilities reflects the decline in accounts payable which is attributable to timing of purchases and a decrease in accrued compensation and accrued expenses as significant payments were made in the first half of fiscal year 2000. These decreases were offset by additional short-term borrowing. The current ratio at September 30, 1999 is 2.55 compared to 2.36 at March 31, 1999.

    Net cash used from operating activities for the six months was $1,764,000. Net income, adjusted for depreciation and amortization, provided for $1,200,000 of operating cash. This was offset by payments of certain benefits accrued in the prior year and the funding of the United Kingdom pension plan. Net cash used in investing activities for the first half of the year of $253,000 was utilized for capital expenditures which were $256,000 compared to $399,000 for the same period last year. There were no major commitments for capital expenditures as of September 30, 1999. Additional capital expenditures of approximately $300,000 are anticipated for the remainder of the fiscal year. Net cash provided from financing activities of $1,909,000 was due to an increase in short-term debt used to finance working capital needs.

    Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2000 cash requirements.

    Total long-term debt decreased $251,000 due to scheduled paydowns on bank debt and capital leases. The long-term debt to equity ratio is 4% at September 30, 1999 compared to 6% at March 31, 1999 and the total liabilities to assets ratio is 43% compared to 51% for the same respective periods.

    Shareholders' Equity increased $2,029,000 from March 31, 1999. This increase is primarily attributable to net income of $690,000 and other comprehensive income of $1,249,000. Ninety-five percent of the other comprehensive income was attributable to a minimum pension liability adjustment.

New Orders and Backlog
----------------------
    New orders for the second quarter were $10,174,000 compared to $10,139,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $9,334,000 compared to $8,791,000 for the same period in 1999. New orders in the United Kingdom were $1,149,000 compared to $1,592,000 for the same quarter last year.

New Orders and Backlog (concluded)
----------------------------------
    For the first half of the fiscal year new orders were $17,502,000 compared to $21,301,000 for the comparable six month period of 1999. Prior to eliminations, new orders in the United States were $15,872,000 for the six month period compared to $18,670,000 for the same period last year and new orders in the United Kingdom were $2,253,000 compared to $3,173,000 in 1999. The current level of new order activity is reflective of the economic downturn in the Company's export markets. Management is optimistic that the Asian economies will rebound in the near future and that the refinery industry will need to upgrade facilities resulting in new orders in this market.

    Backlog of unfilled orders at September 30, 1999 is $12,240,000 compared to $22,965,000 at this time a year ago and $15,438,000 at March 31, 1999. Current backlog in the United States of $11,620,000 compares to $14,624,000 at March 31, 1999 and
$21,532,000 at September 30, 1998. Current backlog in the United Kingdom of $857,000 compares to $1,127,000 at March 31, 1999 and $1,575,000 at September 30, 1998. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
   The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely
impact  its  results  of  operations and financial  position.   The
Company is exposed to interest rate risk primarily through its borrowing activities and short-term investments. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at September 30, 1999, a 1% change in interest rates would impact annual interest expense by one thousand dollars. To manage interest rate risk in regards to short-term investments, the Company invests primarily in fixed rate instruments and holds investments to maturity.

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

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
   The loss from foreign operations reduced both Graham's second quarter and year-to-date net income by 25%. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in
the  U.K.   A  10%  change in foreign exchange rates  would  impact
second quarter and year-to-date net income by approximately $20,000 and $25,000, respectively.

   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at September 30, 1999 and 1998 and the quarter end market price per share ($6.31 and $11.25 at September 30, 1999 and 1998, respectively), a twenty to forty percent change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's second quarter operating results by $24,000 to $47,000 for 2000 and $24,000 to $48,000 for 1999. In the second quarter of 2000, the income, net of tax, recorded due to the decrease in the stock price was not significant. Assuming the net income target of $500,000 is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the September 30, 1999 market price of the Company's stock of $6.31 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $34,000 to $67,000 in 2001, $36,000 to $71,000 in 2002 and $38,000 to $75,000
in 2003, 2004 and 2005.


Year 2000 Readiness
-------------------
   The Company has completed its year 2000 readiness program. This program included the following phases: identifying affected software, hardware, and manufacturing and telecommunication equipment and assessing the impact of the year 2000 issue; hardware and software remediation; testing; surveying the year 2000 readiness of customers and suppliers; and developing a contingency plan. The cost of the program was insignificant. Although the Company believes its internal operations are year 2000 compliant, it cannot assure anyone that its customers, suppliers or governmental agencies will be ready.

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


Other Matters
-------------
   In the third quarter of fiscal year 2000, management commenced the process to terminate the defined benefit pension plan in the United Kingdom. When the effect of the likely plan termination is determinable, it will be recognized in earnings. It is anticipated that a significant one-time charge to earnings will be recognized in the quarter ending December 31, 1999. Employees will be given an opportunity to participate in a defined contribution plan.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                        SEPTEMBER 30, 1999
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended September 30, 1999



















                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GRAHAM CORPORATION



                             /s/J.R. Hansen
                             ____________________________________
                             J. R. Hansen
                             Vice President Finance and
                               Administration / CFO (Principal
                               Accounting Officer)




Date 10/21/99

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

Index to Exhibits (concluded)
-------------------------

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