Form 10-Q
period 1999-12-31
GRAHAM CORP
filed 2000-02-08
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended December 31, 1999
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of February 8, 2000, there were outstanding 1,504,464 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                         DECEMBER 31, 1999

                  PART I - FINANCIAL INFORMATION


































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of December 31, 1999 and for the three month and nine month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 1999 and its results of operations for the three and nine month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                             December 31,     March 31,
                                                 1999           1999
                                                 ----           ----
Assets
Current Assets:
 Cash and equivalents                        $    16,000    $   120,000
 Investments                                   4,905,000      4,928,000
 Trade accounts receivable                     6,220,000      7,580,000
 Inventories                                   6,717,000      6,803,000
 Domestic and foreign income taxes
  receivable                                     162,000         73,000
 Deferred tax asset                              913,000        950,000
 Prepaid expenses and other
  current assets                                 483,000        349,000
                                             -----------    -----------
                                              19,416,000     20,803,000
Property, plant and equipment, net            10,219,000     10,450,000
Deferred income tax asset                      2,201,000      2,673,000
Other assets                                      45,000        210,000
                                             -----------    -----------
                                             $31,881,000    $34,136,000
                                             ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                             December 31,     March 31,
                                                 1999           1999
                                                 ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt due banks                   $ 3,006,000
 Current portion of long-term debt               406,000    $   546,000
 Accounts payable                              1,824,000      2,879,000
 Accrued compensation                          2,612,000      3,938,000
 Accrued expenses and other liabilities        1,161,000      1,043,000
 Customer deposits                               248,000        408,000
                                             -----------    -----------
                                               9,257,000      8,814,000

Long-term debt                                   247,000        505,000
Accrued compensation                           1,090,000      1,095,000
Other long-term liabilities                      298,000        303,000
Accrued pension liability                      1,520,000      3,519,000
Accrued postretirement benefits                3,254,000      3,188,000
                                             -----------    -----------
 Total liabilities                            15,666,000     17,424,000
                                             -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
   Issued 1,690,595 shares on December 31,
    1999 and on March 31, 1999                   169,000        169,000
 Capital in excess of par value                4,521,000      4,521,000
 Retained earnings                            16,033,000     17,731,000
 Accumulated other comprehensive loss         (1,901,000)    (3,076,000)
                                             -----------    -----------
                                              18,822,000     19,345,000
Less:
 Treasury Stock                               (2,532,000)    (2,408,000)
 Employee Stock Ownership Plan Loan
  Payable                                        (75,000)      (225,000)
                                             -----------    -----------
Total shareholders' equity                    16,215,000     16,712,000
                                             -----------    -----------
                                             $31,881,000    $34,136,000
                                             ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                    Three Months            Nine Months
                                 ended December 31,      ended December 31,
                                 1999         1998         1999         1998
                                 ----         ----         ----         ----

Net Sales                    $ 8,288,000  $14,219,000  $29,000,000  $40,792,000
                             -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold         6,485,000   10,255,000   21,266,000   29,083,000
 Selling, general and
  administrative               2,357,000    3,229,000    7,079,000    9,305,000
 Interest expense                 58,000      116,000      168,000      237,000
 Curtailment loss              1,993,000                 1,993,000
                             -----------  -----------  -----------  -----------
                              10,893,000   13,600,000   30,506,000   38,625,000
                             -----------  -----------  -----------  -----------
Income (Loss) before income
 taxes                        (2,605,000)     619,000   (1,506,000)   2,167,000
Provision (Benefit) for
income taxes                    (217,000)     216,000      192,000      743,000
                             -----------  -----------  -----------  -----------
Net income (loss)             (2,388,000)     403,000   (1,698,000)   1,424,000

Retained earnings at
beginning of period           18,421,000   16,383,000   17,731,000   15,362,000
                             -----------  -----------  -----------  -----------
Retained earnings at end
 of period                   $16,033,000  $16,786,000  $16,033,000  $16,786,000
                             ===========  ===========  ===========  ===========
Per Share Data:
 Basic:
  Net income (loss)               $(1.57)        $.25       $(1.11)        $.88
                                  ======         ====       ======         ====
 Diluted:
  Net income (loss)               $(1.57)        $.25       $(1.11)        $.87
                                  ======         ====       ======         ====

GRAHAM CORPORATION AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             December 31,
                                                         1999          1998
                                                         ----          ----
Operating activities:
 Net income (loss)                                   $(1,698,000)  $ 1,424,000
                                                     -----------   -----------
 Adjustments to reconcile net income to
  net cash (used) provided by operating activities:
  Depreciation and amortization                          756,000       785,000
  Loss on sale of property, plant and equipment           20,000         5,000
  (Increase) Decrease in operating assets:
   Accounts receivable                                 1,366,000       636,000
   Inventory, net of customer deposits                   (96,000)    1,868,000
   Prepaid expenses and other current and
     non-current assets                                 (202,000)       68,000
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities            (2,520,000)   (3,673,000)
   Deferred compensation, deferred pension
    liability, and accrued postemployment benefits       224,000       307,000
   Domestic and foreign income taxes                     (89,000)     (778,000)
   Deferred income taxes                                                (5,000)
   Other long-term liabilities                            (5,000)      (48,000)
                                                     -----------   -----------
     Total adjustments                                  (546,000)     (835,000)
                                                     -----------   -----------
 Net cash (used) provided by operating
  activities                                          (2,244,000)      589,000
                                                     -----------   -----------
Investing activities:
 Purchase of property, plant and equipment              (494,000)     (690,000)
 Proceeds from sale of property, plant and
  equipment                                                7,000         5,000
 Purchase of marketable securities                      (904,000)   (6,407,000)
 Proceeds from maturity of marketable securities         906,000    10,987,000
                                                     -----------   -----------
 Net cash (used) provided by investing activities       (485,000)    3,895,000
                                                     -----------   -----------
Financing activities:
 Increase (Decrease) in short-term debt                3,007,000       (40,000)
 Proceeds from issuance of long-term debt                            5,950,000
 Principal repayments on long-term debt                 (255,000)   (6,238,000)
 Purchase of treasury stock                             (125,000)   (1,713,000)
                                                     -----------   -----------
 Net cash provided (used) by financing activities      2,627,000    (2,041,000)
                                                     -----------   -----------
 Effect of exchange rate on cash                          (2,000)
                                                     -----------   -----------
 Net increase (decrease) in cash and equivalents        (104,000)    2,443,000
 Cash and equivalents at beginning of period             120,000     1,694,000
                                                     -----------    ----------
 Cash and equivalents at end of period               $    16,000   $ 4,137,000
                                                     ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                         DECEMBER 31, 1999
-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           12/31/99      3/31/99
                                           --------      -------
Raw materials and supplies               $ 1,801,000  $ 1,945,000
Work in process                            3,997,000    5,025,000
Finished products                          1,309,000    1,231,000
                                         -----------  -----------
                                           7,107,000    8,201,000
Less - progress payments                     390,000    1,398,000
                                         -----------  -----------
                                         $ 6,717,000  $ 6,803,000
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

                                 Three months               Nine months
                              ended December 31,         ended December 31,
                               1999        1998          1999          1998
                               ----        ----          ----          ----
Basic earnings (loss)
per share

 Numerator:
  Net income (loss)         $(2,388,000)  $  403,000  $(1,698,000)  $1,424,000
                            -----------   ----------  -----------   ----------
 Denominator:
  Weighted common shares
   outstanding                1,510,000    1,585,000    1,517,000    1,607,000
  Share equivalent units
   (SEU) outstanding             11,000        5,000        9,000        5,000
                            -----------   ----------  -----------   ----------
  Weighted average shares
   and SEU's outstanding      1,521,000    1,590,000    1,526,000    1,612,000
                            -----------   ----------  -----------   ----------
Basic earnings (loss)
 per share                       $(1.57)        $.25       $(1.11)        $.88
                                 ======         ====       ======         ====

                                 Three months               Nine months
                              ended December 31,         ended December 31,
                               1999        1998          1999          1998
                               ----        ----          ----          ----
Diluted earnings (loss)
per share

 Numerator:
  Net income (loss)         $(2,388,000)  $  403,000  $(1,698,000)  $1,424,000
                            -----------   ----------  -----------   ----------
 Denominator:
  Weighted average shares
   and SEU's outstanding      1,521,000    1,590,000    1,526,000    1,612,000
  Stock options outstanding                    4,000                    16,000
  Contingently issuable
   SEU's                                       6,000                     5,000
                            -----------   ----------  -----------   ----------
  Weighted average common
   and potential common
   shares outstanding        1,521,000     1,600,000    1,526,000    1,633,000
                            ----------    ----------  -----------   ----------
Diluted earnings (loss)
 per share                      $(1.57)         $.25       $(1.11)        $.87
                                ======          ====       ======         ====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share as the effect would be antidilutive due to the quarterly and year-to-date net loss.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Actual  interest  paid was $166,000 and $240,000  for  the  nine
months  ended  December  31,  1999  and  1998,  respectively.    In
addition, actual income taxes paid were $398,000 and $1,444,000 for the nine months ended December 31, 1999 and 1998, respectively.

   Non-cash activities during the nine months ended December 31, 1999 included the reversal of a minimum pension liability adjustment, net of a $510,000 tax benefit, totaling $1,191,000 which had been recognized in the previous year.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------
   Total  comprehensive loss was $2,462,000 and  $509,000  for  the three months ended December 31, 1999 and 1998, respectively. Other comprehensive loss for the three months ended December 31, 1999 and
1998  included foreign currency translation adjustments of  $74,000 and $45,000, respectively. In addition, other comprehensive loss for the three months ended December 31, 1998 included a minimum pension liability adjustment of $867,000.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME (concluded)
-------------------------------------------------------------------------
   Total  comprehensive  income (loss) for the  nine  months  ended
December   31,   1999  and  1998  was  $(523,000)   and   $547,000,
respectively.   Other  comprehensive income  (loss)  for  the  nine
months ended December 31, 1999 and 1998 included foreign currency translation adjustments of $(16,000) and $(10,000), respectively.
In addition, other comprehensive income (loss) for the nine months ended December 31, 1999 and 1998 included a minimum pension liability adjustment of $1,191,000 and $(867,000), respectively.

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

                               Three Months Ended       Nine Months Ended
                                  December 31,             December 31,
                               1999         1998         1999         1998
                               ----         ----         ----         ----
Sales from external
 customers
  U.S.                     $ 7,227,000  $13,051,000  $25,941,000  $37,491,000
  U.K.                       1,061,000    1,168,000    3,059,000    3,301,000
                           -----------  -----------  -----------  -----------
  Total                    $ 8,288,000  $14,219,000  $29,000,000  $40,792,000
                           ===========  ===========  ===========  ===========
Intersegment sales
  U.S.                     $     1,000               $   161,000
  U.K.                         235,000  $   201,000      780,000  $   886,000
                           -----------  -----------  -----------  -----------
  Total                    $   236,000  $   201,000  $   941,000  $   886,000
                           ===========  ===========  ===========  ===========
Segment net income (loss)
  U.S.                     $  (452,000) $   474,000  $   350,000  $ 1,440,000
  U.K.                      (1,908,000)     (71,000)  (2,132,000)     (16,000)
                           -----------  -----------  -----------  -----------
  Total segment net income
   (loss)                   (2,360,000)     403,000   (1,782,000)   1,424,000

  Elimination of
   intercompany profit
   in inventory                (28,000)                   84,000
                           -----------  -----------  -----------  -----------
Net income (loss)          $(2,388,000) $   403,000  $(1,698,000) $ 1,424,000
                           ===========  ===========  ===========  ===========

-------------------------------------------------------------------------
NOTE 6 - CURTAILMENT LOSS
-------------------------------------------------------------------------
   In  October 1999, management commenced the process to  terminate
the  defined  benefit  pension plan  in  the  United  Kingdom.   At
December 31, 1999, the curtailment loss resulting from the plan termination was estimated at $1,993,000. This charge is presented
separately   in  the  Consolidated  Statement  of  Operations.    A
valuation allowance has been established for the full amount of the tax benefit associated with this loss until the benefit is determined to be realizable. Management anticipates that final actuarial calculations relating to the plan termination will be completed by March 31, 2000. It is estimated that the final amount of the curtailment loss could be 19% more or less than the loss recognized in the third quarter. Employees may participate in a defined contribution plan which has replaced this plan.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                         December 31, 1999



Results of Operations
---------------------
   Sales declined 42% in the third quarter of fiscal year 2000 compared to the same period in the previous year. Sales for the third quarter decreased 45% in the United States and declined 5% in the United Kingdom compared to fiscal year 1999. Sales for the nine months ended December 31, 1999 were less than sales for the same period last year by 29%. Sales in the United States decreased 30% while sales in the United Kingdom decreased 8% from the same period last year. The decreased sales, which is primarily attributable to the United States operations, is due to the recession experienced by many of the major market sectors that the Company serves. These lower sales volumes are a reflection of the reduced order intake levels over the past twelve months.

   Cost of sales as a percent of sales for the third quarter was 78% compared to 72% a year ago. Cost of sales as a percent of sales for the three month period was 81% in the United States compared to 73% last year and in the United Kingdom it improved to 66% compared to 71% last year. For the nine months, cost of sales as a percent of sales increased from 71% a year ago to 73% currently. In the United States, the cost of sales percentage was 75% compared to 72% last year and in the United Kingdom it increased to 74% from 70% for the same period last year. The unfavorable percentages for the three and nine month periods are due to sales volume being reduced while fixed production costs have remained relatively stable.

   Selling, general and administrative expenses were 27% lower in the third quarter compared to the same period in fiscal year 1999, and represented 28% of sales compared to 23% last year. For the nine month period, selling, general and administrative expenses declined 24% as compared to fiscal year 1999 and were 24% of sales compared to 23% in the prior year. The decrease in selling,
general  and  administrative  expenses  is  attributable   to   the
downsizing of the workforce in both the United States and the United Kingdom, as well as, management's continued efforts to control costs. However, since sales levels have dropped significantly, selling, general and administrative expenses as a percent of sales have increased.

   Interest expense for the third quarter of fiscal year 2000 was 50% below interest expense for the comparable three month period of 1999 and for the nine month period, interest expense decreased 29% as compared to 1999. Interest expense in the prior year periods included interest owed on state franchise and sales tax which was a one-time expense.

Results of Operations (concluded)
--------------------------------
   In the second quarter of fiscal year 1999, the Company disclosed its intention to terminate the defined benefit pension plan in the United Kingdom. Accordingly, the third quarter results reflect the recognition of a curtailment loss of $1,993,000 which represents the Company's current estimate of the expense to terminate the plan. The final amount of the loss may vary from the estimate by approximately 19%.

   The effective income tax rates for the third quarter and nine month period of fiscal year 2000 were 8% and (13%), respectively. The effective tax rates for the three months and nine months ended December 31, 1998 were 35% and 34%, respectively. The unusual effective tax rates for the current year periods are attributable to the recognition of a 100% valuation allowance against the tax benefit associated with the curtailment loss mentioned above.

Financial Condition
-------------------
   Working capital of $10,159,000 at December 31, 1999 compares to $11,989,000 at the end of March. This working capital decline reflects a decrease in current assets and an increase in current liabilities of $1,387,000 and $443,000, respectively. The decrease in current assets related primarily to a decrease in accounts receivable and inventories which is a reflection of the reduced sales levels and current business conditions. The increase in current liabilities is due to an increase in short-term borrowings offset by a decline in accounts payable and accrued compensation. Short-term borrowings were required to fund working capital needs. The decrease in accounts payable is attributable to lower gross inventory levels while the decrease in accrued compensation is due to payments made in the first six months of the year and a reduction in certain employee benefit accruals. The current ratio at December 31, 1999 is 2.1 compared to 2.36 at March 31, 1999.

   Net cash used from operating activities, adjusted for depreciation and amortization, was $1,488,000 for the nine months ended December 31, 1999. This cash was utilized primarily for the funding of the United Kingdom pension plan. Net cash used in investing activities for the nine months of $485,000 was used for capital expenditures which were $494,000 compared to $690,000 for the same period last year. There were no major commitments for capital expenditures as of December 31, 1999. As noted above, net cash provided by financing activities of $2,627,000 was due to an increase in short-term debt.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2000 cash requirements.

   Total long-term debt decreased $398,000 due to paydowns on bank debt and capital leases. Debt ratios have improved slightly with the long term debt to equity ratio at 4% compared to 6% at March 31, 1999 and the total liabilities to assets ratio at 49% compared to 51% at March 31, 1999.

New Orders and Backlog
----------------------
   New orders for the third quarter were $12,061,000 compared to $8,540,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $10,992,000 compared to $7,729,000 for the same period in fiscal year 1999. New orders in the United Kingdom were $1,307,000 compared to $1,393,000 for the same quarter last year.

   For the nine month period, new orders were $29,563,000 compared to $29,841,000 for the comparable nine month period of the prior year. Prior to eliminations, new orders in the United States were $26,864,000 compared to $26,398,000 for the same period last year and new orders in the United Kingdom were $3,560,000 compared to $4,567,000 in 1999.

   Backlog of unfilled orders at December 31, 1999 is $15,992,000 compared to $17,170,000 at this time a year ago and $15,438,000 at March 31, 1999. Prior to intercompany eliminations, current backlog in the United States of $15,383,000 compares to $14,624,000 at March 31, 1999 and $16,127,000 at December 31, 1998. Current backlog in the United Kingdom of $842,000 compares to $1,127,000 at March 31, 1999 and $1,562,000 at December 31, 1998. The current backlog is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
   The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities and short-term investments. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at December 31, 1999, a 1% change in interest rates would impact annual interest expense by $31,000. To manage interest rate risk in regards to short-term investments, the Company invests primarily in fixed rate instruments and holds investments to maturity.

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

   The loss from foreign operations reduced both Graham's third quarter and year-to-date net income by 397% and 491%, respectively.

Quantitative and Qualitative Disclosures about Market Risk (concluded)
---------------------------------------------------------------------
This significant reduction was attributable to the $1,993,000 curtailment loss recognized in the third quarter relating to the
termination  of  the  United  Kingdom pension  plan.   As  currency
exchange rates change, translations of the income statements of our
U.K.    business   into   U.S.   dollars   affects   year-over-year
comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would impact third quarter and year-to-date net income by approximately $191,000 and $216,000, respectively.

   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at December 31, 1999 and 1998 and the quarter end market price per share ($6.63 and $7.75 at December 31, 1999 and 1998, respectively), a twenty to forty percent change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's third quarter operating results by $14,000 to $28,000 for 2000 and $17,000 to $33,000 for 1999. In the third quarter of 2000, the expense, net of a tax benefit, recorded due to the increase in the stock price was not significant. Assuming the net income target of $500,000 is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the December 31, 1999 market price of the Company's stock of $6.63 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $24,000 to $48,000 in 2001, $34,000 to $68,000 in 2002, $36,000 to
$72,000 in 2003, and $38,000 to $76,000 in 2004 and 2005.

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

Other Matters
-------------
   On January 14, 2000, the Company announced that Graham Precision Pumps Limited, the United Kingdom subsidiary, entered into an agreement with Leybold Vacuum to acquire the ALLex dry pump product line. Prior to this, the Company sold ALLex dry pumps under a licensing agreement with Leybold.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                         DECEMBER 31, 1999
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended December 31, 1999



















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




Date 02/08/00

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

Index to Exhibits (concluded)
----------------------------

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