Form 10-K405
period 2000-03-31
GRAHAM CORP
filed 2000-06-20
CIK 716314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                TO                .
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE -- 716-343-2216

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK (PAR VALUE $.10)                       AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS

                          COMMON STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 5, 2000 was $10,185,192.

     As of June 5, 2000, there were outstanding 1,504,472 shares of common stock, $.10 par value. As of June 5, 2000, there were outstanding 1,504,472 common stock purchase rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Notice of Meeting and Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

     An Exhibit Index is located at page 37 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Graham Corporation (the "Company" or the "Registrant") is a Delaware company incorporated in 1983. It is the successor to Graham Manufacturing Co., Inc., which was incorporated in 1936. The Company's business consists of two segments, one operated by the Company in the United States and one operated by its indirectly wholly-owned subsidiary in the United Kingdom.

UNITED STATES OPERATIONS

     During the Fiscal Year ended March 31, 2000 ("FY 1999-2000") the Company's U.S. operations consisted of its engineering and manufacturing business in Batavia, NY.

     The Company is a well-recognized supplier of steam jet ejector vacuum systems, surface condensers for steam turbines, liquid ring vacuum pumps and compressors, dry pumps and various types of heat exchangers such as Heliflow and plate and frame exchangers. It possesses expertise in combining these various products into packaged systems for sale to its customers in a variety of industrial markets, including oil refining, chemical, petrochemical, power, pulp and paper, other process applications, and shipbuilding.

     FY 1999-2000 U.S. sales were $34.9 million, a decrease of 29% from the previous fiscal year.

     New orders in FY 1999-2000 were $44 million, up 21% from the previous fiscal year. Year End backlog stood at $23.7 million, compared to $14.6 million on March 31, 1999 and $27.3 million on March 31, 1998. This increase was due mainly to sales of rectangular condensers and sales for marine applications, two areas which the Company has targeted for increased sales.

     Notwithstanding this improvement, competitive pressures on margins continued to be felt in FY 1999-2000 as margins generally have not returned to the pre-1999 levels.

     The Company's U.S. export sales represented 29.8% of U.S. sales in FY 1999-2000, compared to 52% of U.S. sales in the previous year. Export sales reflected a prolonged recession in Asia and Latin America. However, the Asian and Latin American markets for the Company's products have demonstrated early signs of recovery. Now that oil prices appear to have stabilized and significant mergers in the oil industry have been completed, the consensus in the industry is that opportunities in the refinery markets are expected to increase.

     The Company had 279 employees in the United States as of March 31, 2000.

UNITED KINGDOM OPERATIONS

     During FY 1999-2000, the Company's U.K. operations were undertaken by its indirectly wholly-owned subsidiary, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire, England. GPPL is wholly-owned by Graham Vacuum & Heat Transfer Limited, which in turn is wholly-owned by the Company. Graham Vacuum and Heat Transfer Limited has no employees.

     GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

     Sales for FY 1999-2000 stood at $5,068,000, a decline of 10% compared with the previous year. U.K. sales in FY 1999-2000 continue to be affected by the strength of the Pound Sterling versus other currencies and a general recession in the U.K. manufacturing industry.

     GPPL's financial results for the fiscal year just ended included a charge of $1.715 million for closing its defined benefit pension plan.

     GPPL employed 53 people on March 31, 2000.

CAPITAL EXPENDITURES

     The Company's capital expenditures for FY 1999-2000 amounted to $711,000. Of this amount, $699,000 was for the U.S. business and $12,000 was for the U.K. business.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  (1) Industry Segments and (2) Information as to Lines of Business

     Graham Corporation operates in only one industry segment which is the design and manufacture of vacuum and heat transfer equipment. Further segment information is set forth in Note 14 to the Consolidated Financial Statements on pages 28-31 of the Annual Report on Form 10-K.

(C) NARRATIVE DESCRIPTION OF BUSINESS

  (1) Business Done and Intended to be Done

     Principal Products and Markets

     The Company designs and manufactures vacuum and heat transfer equipment, primarily custom built. Its products include steam jet ejector vacuum systems, surface condensers for steam turbines, liquid ring vacuum pumps and compressors and various types of heat exchangers including helical coil exchangers marketed under the registered name "Heliflow" and plate and frame exchangers. These products function to produce a vacuum or to condense steam or otherwise transfer heat, or any combination of these tasks. They accomplish this without involving any moving parts and are available in all metals and in many non-metallic and corrosion resistant materials as well.

     This equipment is used in a wide range of industrial process applications: power generation facilities, including fossil fuel plants and nuclear plants as well as cogeneration plants and geothermal power plants that harness naturally occurring thermal energy; petroleum refineries; chemical plants; pharmaceutical plants; plastics plants; fertilizer plants; breweries and titanium plants; liquified natural gas production; soap manufacturing; air conditioning systems; food processing plants and other process industries. Among these the principal markets for the Company's products are the chemical, petrochemical, petroleum refining, and electric power generating industries. The Company's equipment is sold by a combination of direct company sales engineers and independent sales representatives located in over 40 major cities in the United States and abroad.

     Status of Publicly Announced New Products or Segments

     The Company has no plans for new products or for entry into new industry segments that would require the investment of a material amount of the Company's assets or that otherwise is material.

     Sources and Availability of Raw Materials

     The Company experienced no serious material shortages in FY 1999-2000.

     Material Patents, Trademarks

     The Company holds no material patents, trademarks, licenses, franchises or concessions the loss of which would have a materially adverse effect upon the business of the Company.

     Seasonal Variations

     No material part of the Company's business is seasonal.

     Principal Customers

     The Company's principal customers include the large chemical, petroleum and power companies, which are end users of the Company's equipment in their manufacturing and refining processes, as well as large engineering contractors who build installations for such companies and others.

     No material part of the Company's business is dependent upon a single customer or on a few customers, the loss of any one or more of whom would have a materially adverse effect on the Company's business. No customer of the Company or group of related customers regularly accounts for as much as 10% of the Company's consolidated annual revenue.

     Order Backlog

     Backlog of unfilled firm orders at March 31, 2000 was $24,302,000 compared to $15,438,000 at March 31, 1999 and $28,199,000 at March 31, 1998.

     Competition

     The Company's business is highly competitive and a substantial number of companies having greater financial resources are engaged in manufacturing similar products. However, the Company believes it is one of the leading manufacturers of steam jet ejectors.

     Research Activities

     During the fiscal years ended March 31, 2000, FY 1999-2000, and 1998-1999 the Company spent approximately $255,000, $371,000, and $404,000, respectively, on research activities relating to the development of new products or the improvement of existing products.

     Environmental Matters

     The Company does not anticipate that compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment, will have a material effect upon the capital expenditures, earnings and competitive position of the Company and its subsidiaries.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information called for under this Item is set forth in Note 14 to Consolidated Financial Statements, on pages 28-31 of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     United States: The Company's corporate headquarters is located at 20 Florence Avenue, Batavia, New York, consisting of a 45,000 square foot building. The Company's manufacturing facilities are also located in Batavia, consisting of approximately thirty-three acres and containing about 204,000 square feet in several connected buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development.

     Additionally the Company leases U.S. sales offices in Los Angeles and Houston.

     United Kingdom: The Company's U.K. subsidiary, Graham Precision Pumps Limited, owns a 41,000 square-foot manufacturing facility located on 15 acres in Congleton, Cheshire, England.

     Assets of the Company with a book value of $27,157,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of the Company's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $3,146,000.

ITEM 3.  LEGAL PROCEEDINGS

     The United States Environmental Protection Agency ("EPA") named the Company's predecessor-in-interest, Graham Manufacturing Co., Inc. as a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. A Pilot Allocation "Final Allocation Report" issued on September 30, 1998 by the allocator selected under the EPA pilot, allocated 1.597% of total remedial costs to the Company. In

April 1999, EPA announced that it will proceed with a modification of the remedy for the site announced in a 1995 Record of Decision. EPA's estimate of the modified remedy is approximately $26,000,000 making the Company's full potential exposure to EPA in accordance with this estimate $416,000. EPA's estimate has not been audited or evaluated for appropriateness or accuracy and may contain significant portions which are not eligible for recovery. In addition, claims have been asserted by various private and municipal parties who performed preliminary site investigations under orders they entered into with EPA. To achieve a full settlement of EPA claims and all private claims asserted, Graham is participating in a group of "cash-out" settling defendants who are negotiating a comprehensive settlement which will include New York State in addition to EPA and the private parties. Graham anticipates that its allocated share of the global settlement of all covered claims will be $648,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal year covered by this report to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The information called for under this Item is set forth under Item 8, "Financial Statements and Supplementary Data," in the Statement of Quarterly Financial Data appearing on page 49 of this Annual Report on Form 10-K.

     (b) On June 5, 2000, there were approximately 320 holders of the Company's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On June 5, 2000, the closing price of the Company's common stock on the American Stock Exchange was $7.625 per share.

     (c) The Company has not paid a dividend since January 4, 1993, when it paid a dividend of $.07 per share. The Company does not plan to resume paying dividends in the foreseeable future. Restrictions on dividends are described in
Note 5 to the Consolidated Financial Statements included in this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          GRAHAM CORPORATION -- TEN YEAR REVIEW
                             -----------------------------------------------------------------------------------------------
                               2000(1)       1999(1)       1998(1)       1997(1)        1996         1995(2)       1994(2)
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales..................  $38,728,000   $52,978,000   $56,206,000   $14,257,000   $51,487,000   $50,501,000   $46,467,000
Gross Profit...............    9,964,000    14,872,000    18,083,000     4,080,000    15,463,000    13,257,000    12,153,000
Income (Loss) From
  Continuing Operations....     (833,000)    2,369,000     3,766,000       621,000     3,102,000     1,361,000         9,000
Dividends..................
COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share....................         (.55)         1.48          2.27           .39          1.96           .86           .01
Diluted Earnings (Loss)
  From Continuing
  Operations Per Share.....         (.55)         1.46          2.21           .38          1.93           .86           .01
Dividends Per Share........
FINANCIAL DATA:
Working Capital............   12,397,000    11,989,000    12,459,000    10,300,000     8,239,000     7,093,000     6,819,000
Capital Expenditures.......      711,000     1,189,000     1,400,000       237,000     1,291,000       204,000       412,000
Depreciation...............      998,000       983,000       905,000       249,000       892,000       927,000     1,027,000
Total Assets...............   34,596,000    34,136,000    37,030,000    31,224,000    30,494,000    29,499,000    29,927,000
Long-Term Debt.............    1,948,000       505,000       859,000     2,764,000     1,442,000     3,303,000     5,161,000
Shareholders' Equity.......   17,092,000    16,712,000    17,775,000    12,538,000    11,915,000     8,426,000     7,045,000

                                     GRAHAM CORPORATION -- TEN YEAR REVIEW
                             -----------------------------------------------------
                                1993          1992          1991          1990
                             -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales..................  $44,592,000   $47,514,000   $70,368,000   $68,042,000
Gross Profit...............   11,661,000     9,234,000    18,825,000    16,739,000
Income (Loss) From
  Continuing Operations....      481,000    (2,153,000)    2,421,000     1,195,000
Dividends..................                    293,000       289,000       283,000
COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share....................          .31         (1.37)         1.56           .79
Diluted Earnings (Loss)
  From Continuing
  Operations Per Share.....          .31         (1.37)         1.55           .77
Dividends Per Share........                        .28           .28           .28
FINANCIAL DATA:
Working Capital............    7,075,000     9,601,000    12,220,000     9,531,000
Capital Expenditures.......      513,000     9,213,000     2,553,000     2,702,000
Depreciation...............    1,349,000     1,385,000     1,317,000     1,175,000
Total Assets...............   41,388,000    45,573,000    42,023,000    41,731,000
Long-Term Debt.............    6,102,000     9,491,000     7,560,000     4,708,000
Shareholders' Equity.......   14,793,000    14,564,000    14,905,000    14,317,000

---------------
(1) The financial data presented for 2000-1998 is for the respective twelve months ended March 31. The financial data presented for 1997 is for the three month transition period ended March 31, 1997. The financial data presented for 1996-1990 is for the respective twelve months ended December 31.

(2) Per share data has been adjusted to reflect a three-for-two stock split on July 25,1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Graham Corporation consists of two operating segments as determined by geographic areas (USA, UK). Effective January 1, 1999 Graham Manufacturing Co., Inc. and Graham Corporation (USA) were merged, with the surviving entity being Graham Corporation. Graham Precision Pumps, Ltd. remained a 100% owned subsidiary of Graham Corporation's UK 100% owned holding company, Graham Vacuum and Heat Transfer, Limited.

ANALYSIS OF CONSOLIDATED OPERATIONS

                                          2000                 1999                 1998
                                   ------------------    -----------------    -----------------
                                     USA        UK         USA        UK        USA        UK
                                   -------    -------    -------    ------    -------    ------
                                                    (IN THOUSANDS OF DOLLARS)
Sales............................  $34,940    $ 5,068    $48,890    $5,647    $51,791    $5,929
Net Income (Loss)................  $   374    $(1,209)   $ 2,066    $  355    $ 3,419    $  333
EPS..............................  $  0.25    $ (0.79)   $  1.28    $ 0.22    $  2.01    $ 0.20
Identifiable Assets..............  $34,489    $ 3,831    $32,046    $4,317    $35,714    $3,490

2000 COMPARED TO 1999

     Consolidated net sales (after elimination of intercompany sales) for fiscal year 2000 was $38,728,000, down 27% from 1999. The decrease was most dramatic in the USA. Shipments in the petroleum refining and organic petrochemical market segments were down $15,700,000 for fiscal 2000. Due to anemic demand and unfavorable foreign currency exchange rates, export sales were the lowest they have been since FYE 1990.

     Consolidated gross profit margins were 26% as compared to 28% for 1999. About one-half of this decrease is due to a USA environmental reserve provision necessitated by ongoing negotiations relating to the clean up of a former waste disposal site. The remaining amount is due to lower sales.

     Consolidated Selling, General and Administrative expenses decreased about 25% from 1999 due to cost reductions. As a percent of sales, SG&A expenses were 23% compared to 22% for the prior year.

     Interest expense was down from 1999 due to holding interest bearing debt to minimal levels through most of the year.

     Provision for income taxes resulted in a net benefit of $280,000. The effective rate in the USA was 33%. In the UK the current year net operating loss generated a $456,000 deferred tax benefit.

     A consolidated net loss of $833,000 or $0.55 per share was realized for the twelve months. This loss included a restructuring charge in the UK of $1,901,000. The UK work force was reduced in total 14% in the current year, causing a redundancy charge of $186,000. The UK defined benefit plan was terminated as of September 1999. A defined contribution plan was initiated in its place. A pension curtailment expense (including professional expenses) of $1,715,000 was recognized.

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

     The effective consolidated income tax rate for FYE March 1999 was 13.6% as compared to 1998 of 31% and an approximate statutory rate of 39%. The USA 1999 effective rate was 24% and the UK rate resulted in income of $278,000. The USA company received tax exempt income in 1999 in excess of $500,000. In the UK, tax loss carryforwards that were previously considered unusable were determined to be utilizable. As a result of this, the valuation allowance on deferred tax assets was reduced.

     Net income for the current year was $2,369,000 or $1.46 diluted earnings per share as compared to $3,766,000 or $2.21 diluted earnings per share in 1998.

                              SHAREHOLDERS' EQUITY

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $18,488    $18,014    $18,084
UK..........................................................    2,327        925      1,865
Eliminations................................................   (3,723)    (2,227)    (2,174)
                                                              -------    -------    -------
                                                              $17,092    $16,712    $17,775
                                                              =======    =======    =======
Book Value Per Share........................................  $ 11.36    $ 10.99    $ 10.54
                                                              =======    =======    =======

2000 COMPARED TO 1999

     Shareholders' Equity increased 2% over 1999. In 1999 a charge of $1,191,000, due to the underfunded status of the UK pension fund, was recognized. In FYE 2000 the liability was funded and the prior year reserve was eliminated. This reversal more than offset the net loss for the current year.

1999 COMPARED TO 1998

     Shareholders' Equity decreased 6% in 1999. During the year the Company acquired 164,700 shares of its stock, for a cost of $2,337,000. Treasury shares were purchased to fund employee benefit programs and other reasons determined appropriate by the Board. Also, the UK operation took a charge to equity of $1,191,000. The charge approximated the difference between the fair market value of pension plan assets as of March 31, 1999 and the present value of future cash outlays of pension obligations as of March 31, 1999. A significant amount of this liability related to the drop in long-term interest rates and the resulting effect of lowering the discount rate used to present value future dollars.

                        LIQUIDITY AND CAPITAL RESOURCES

                                             2000                1999               1998
                                      ------------------    ---------------    ---------------
                                        USA        UK         USA       UK       USA       UK
                                      -------    -------    -------    ----    -------    ----
                                                     (IN THOUSANDS OF DOLLARS)
Working Capital.....................  $11,393    $ 1,206    $11,224    $969    $11,783    $830
Cash Flow from Operations...........  $  (565)   $(1,055)   $ 1,874    $487    $ 7,052    $207
Cash and Investments................  $ 5,762    $   253    $ 4,928    $120    $ 6,495    $  0
Capital Expenditures................  $   699    $    12    $ 1,179    $ 10    $ 1,334    $ 66
Long-Term Borrowings................  $ 1,757    $    67    $   225    $176    $   425    $326
Capital Leases......................  $    70    $   340    $   129    $521    $   184    $469

2000 COMPARED TO 1999

     Consolidated cash flow from operations was negative $1,620,000. About $1,600,000 of cash was used to fund the UK pension liability and pay related professional costs.

     Capital expenditures are budgeted to be $1,448,000 in FYE 2001. The Company plans to fund cash needs primarily through earnings. At March 31, 2000 the USA unused bank line of credit was $10,029,000. The UK operation had an unused line available of $597,000.

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

                             NEW ORDERS AND BACKLOG

                         NEW ORDERS                            2000       1999       1998
                         ----------                           -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $44,012    $36,308    $59,718
UK..........................................................    5,154      5,626      5,789
Eliminations................................................   (1,559)    (1,596)    (1,759)
                                                              -------    -------    -------
Consolidated................................................  $47,607    $40,338    $63,748
                                                              =======    =======    =======
                          BACKLOG                              2000       1999       1998
                          -------                             -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $23,689    $14,624    $27,292
UK..........................................................    1,198      1,127      1,190
Eliminations................................................     (585)      (313)      (283)
                                                              -------    -------    -------
Consolidated................................................  $24,302    $15,438    $28,199
                                                              =======    =======    =======

     Consolidated orders in FYE 2000 were up 18% from 1999. The increase in new orders in the current year reflects the Company's ability to adapt to weaknesses in historically strong markets, specifically in the petro-chemical and petroleum refinery segments. By product, surface condenser orders in FYE 2000 were greater by $11,002,000 compared to March 1999. A significant portion of this business came from the ocean marine and power fossil industries. Ejector orders were down over $4,549,000 from 1999. Orders for surface condensers in 1999 were down from the prior year in excess of $18,000,000 and ejector orders were down from 1998 about $3,761,000. Fewer orders from Southeast Asia has had its impact after 1998.

     The consolidated backlog as of March 31, 2000 was up 57% from 1999. The backlog at year end, except for about $5,000,000, is scheduled to be shipped before March 31, 2001.

MARKET RISK (QUANTITATIVE AND QUALITATIVE DISCLOSURES)

     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:

     - interest rates

     - foreign exchange rates

     - equity price risk

     The Company is exposed to interest rate risk primarily through its borrowing activities. Management's strategy for managing risks associated with interest rate fluctuations is to hold interest bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long-term debt. Assuming year end 2000 variable rate debt, a 1% change in interest rates would impact annual interest expense by $37,570.

     Graham's international consolidated sales exposure for the current year approximated 36 percent of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost, the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, redemption value of sales can be adversely impacted. The substantial portion of Graham's sales are collected in US dollars. The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Graham uses derivatives for no other reason.

     Foreign operations resulted in a current year net loss of $1,209,000. As currency exchange rates change, translations of the income statements of our UK business into US dollars affects year-over-year comparability of operating results. We do not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would have impacted the UK reported net loss by approximately $124,000.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at March 31, 2000 and 1999 and a $7 per share price, a twenty to forty percent change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating results by $15,000 to $30,000 for 2000 and $17,000 to $34,000 for
1999. Assuming required net income of $500,000 to award SEU's is met, the five outside directors in accordance with the plan over the next five years, based upon a market price of the Company's stock of $15 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $54,000 to $107,000 in 2001, $75,000 to $150,000 in 2002, $79,000 to $159,000 in 2003, $84,000 to $167,000 in 2004, and $84,000
to $167,000 in 2005.

OTHER MATTERS

     The Company completed its Y2K readiness program. Costs required to be compliant were minor. The Company, its customers, and suppliers have not yet experienced any significant Y2K problems.

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

     The Company's USA operations are governed by federal environmental laws, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Air Act, and the Clean Water Act, as well as state counterparts ("Environmental Laws"). Environmental Laws require that certain parties fund remedial actions regardless of fault, legality or original disposal or ownership of the site. The Company is currently participating in an environmental assessment at one site under these laws. Future remediation expenses at this site are subject to a number of uncertainties, including the method and extent of remediation (dependent, in part, on existing laws and technology), the percentage and type of material attributable to the Company, the financial viability of site owners and the other parties, and the availability of state and federal funds. Graham has provided for its anticipated costs relevant to this project and will continue to assess the needs to increase or decrease contingencies reserves established.

ACCOUNTING STANDARD CHANGES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives utilized for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The impact of adopting this statement is not expected to have an adverse effect on the Company's financial statements.

FORWARD LOOKING

     Certain statements contained in this document, including within this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. The Company wishes to caution the reader that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

     Graham Corporation ended its year with a 57% increase in backlog. Demand for Graham's products in its traditionally strong core markets continued to be weak through FYE 2000. The ability to increase new orders over FYE 1999 reflects the Company's strength to engineer and build products that historically have not played a major role in its revenue generation. The Company's ability to expense a $1,901,000 restructuring charge, including the departure of two senior UK executives plus the retirement in May 1999 of a third senior UK executive and realize a net loss of $833,000 on sales down 27% from 1999 and 31% from 1998, shows the quality of the Company's baseline core products and the effectiveness of its cost cutting undertakings over the recent few years. Most importantly, it indicates the potential for excellent earnings in future years when capacity and revamping needs in the market segments served rebounds. Until that time, Graham will continue to control costs, add to the long-term product base and, in general, be aggressive on all sales opportunities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Included in Item 7, Management's Discussion and Analysis -- Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements, Notes to Financial Statements, Quarterly Financial
Data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net sales...........................................  $38,728,000    $52,978,000    $56,206,000
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of products sold.............................   28,764,000     38,106,000     38,123,000
  Selling, general and administrative...............    8,943,000     11,843,000     12,367,000
  Interest expense..................................      233,000        287,000        242,000
  Restructuring costs...............................    1,901,000
                                                      -----------    -----------    -----------
                                                       39,841,000     50,236,000     50,732,000
                                                      -----------    -----------    -----------
Income(Loss) before income taxes....................   (1,113,000)     2,742,000      5,474,000
Provision (Benefit) for income taxes................     (280,000)       373,000      1,708,000
                                                      -----------    -----------    -----------
Net income(loss)....................................  $  (833,000)   $ 2,369,000    $ 3,766,000
                                                      ===========    ===========    ===========
Per Share Data
  Basic:
     Net income(loss)...............................  $      (.55)   $      1.48    $      2.27
                                                      ===========    ===========    ===========
  Diluted:
     Net income(loss)...............................  $      (.55)   $      1.46    $      2.21
                                                      ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,110,000    $   120,000
  Investments...............................................    4,905,000      4,928,000
  Trade accounts receivable.................................    7,593,000      7,580,000
  Inventories...............................................    6,640,000      6,803,000
  Domestic and foreign income taxes receivable..............      300,000         73,000
  Deferred income tax asset.................................    1,644,000        950,000
  Prepaid expenses and other current assets.................      400,000        349,000
                                                              -----------    -----------
                                                               22,592,000     20,803,000
Property, plant and equipment, net..........................   10,105,000     10,450,000
Deferred income tax asset...................................    1,862,000      2,673,000
Other assets................................................       37,000        210,000
                                                              -----------    -----------
                                                              $34,596,000    $34,136,000
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $ 2,000,000
  Current portion of long-term debt.........................      286,000    $   546,000
  Accounts payable..........................................    2,672,000      2,879,000
  Accrued compensation......................................    3,228,000      3,938,000
  Accrued expenses and other liabilities....................      865,000      1,033,000
  Customer deposits.........................................      444,000        408,000
  Contingent liability......................................      700,000         10,000
                                                              -----------    -----------
                                                               10,195,000      8,814,000
Long-term debt..............................................    1,948,000        505,000
Accrued compensation........................................      766,000      1,095,000
Deferred income tax liability...............................       33,000
Other long-term liabilities.................................       13,000        303,000
Accrued pension liability...................................    1,339,000      3,519,000
Accrued postretirement benefits.............................    3,210,000      3,188,000
                                                              -----------    -----------
     Total liabilities......................................   17,504,000     17,424,000
                                                              -----------    -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value --
     Authorized, 500,000 shares
  Common stock, $.10 par value --
     Authorized, 6,000,000 shares
       Issued, 1,690,595 shares in 2000 and 1999............      169,000        169,000
Capital in excess of par value..............................    4,521,000      4,521,000
Retained earnings...........................................   16,898,000     17,731,000
Accumulated other comprehensive loss........................   (1,964,000)    (3,076,000)
                                                              -----------    -----------
                                                               19,624,000     19,345,000
Less:
  Treasury stock............................................   (2,532,000)    (2,408,000)
  Employee Stock Ownership Plan loan payable................                    (225,000)
                                                              -----------    -----------
Total shareholders' equity..................................   17,092,000     16,712,000
                                                              -----------    -----------
                                                              $34,596,000    $34,136,000
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED MARCH 31,
                                                     -------------------------------------------
                                                        2000            1999            1998
                                                     -----------    ------------    ------------
Operating activities:
  Net income (loss)................................  $  (833,000)   $  2,369,000    $  3,766,000
                                                     -----------    ------------    ------------
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization.................    1,050,000       1,041,000         957,000
     (Gain) loss on sale of property, plant and
       equipment...................................      (22,000)       (148,000)         44,000
     Asset impairment..............................       17,000
     (Increase) Decrease in operating assets:
       Accounts receivable.........................      (24,000)       (822,000)      3,616,000
       Inventories, net of customer deposits.......      184,000       3,050,000      (3,335,000)
       Domestic and foreign income taxes
          receivable...............................     (227,000)     (1,030,000)      1,021,000
       Prepaid expenses and other current and
          non-current assets.......................     (118,000)        103,000          48,000
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued compensation,
          accrued expenses and other liabilities...     (925,000)     (2,046,000)      1,882,000
       Accrued compensation, accrued pension
          liability and accrued postretirement
          benefits.................................     (354,000)        (34,000)       (438,000)
       Other long-term liabilities.................                       50,000         (38,000)
       Deferred income taxes.......................     (368,000)       (172,000)       (264,000)
                                                     -----------    ------------    ------------
          Total adjustments........................     (787,000)         (8,000)      3,493,000
                                                     -----------    ------------    ------------
Net cash provided (used) by operating activities...   (1,620,000)      2,361,000       7,259,000
                                                     -----------    ------------    ------------
Investing activities:
  Purchase of property, plant and equipment........     (711,000)     (1,189,000)     (1,400,000)
  Proceeds from sale of property, plant and
     equipment.....................................       49,000         162,000          11,000
  Purchase of investments..........................     (904,000)    (12,448,000)    (13,699,000)
  Proceeds from maturity of investments............      906,000      12,298,000       9,429,000
                                                     -----------    ------------    ------------
  Net cash used by investing activities............     (660,000)     (1,177,000)     (5,659,000)
                                                     -----------    ------------    ------------
Financing activities:
  Increase (Decrease) in short-term debt...........    2,000,000         (40,000)         40,000
  Proceeds from issuance of long-term debt.........    3,244,000       5,950,000       5,441,000
  Principal repayments on long-term debt...........   (1,834,000)     (6,327,000)     (7,203,000)
  Issuance of common stock.........................                                    1,020,000
  Purchase of treasury stock.......................     (124,000)     (2,337,000)        (71,000)
  Sale of treasury stock...........................                                       13,000
                                                     -----------    ------------    ------------
  Net cash provided (used) by financing
     activities....................................    3,286,000      (2,754,000)       (760,000)
                                                     -----------    ------------    ------------
  Effect of exchange rate on cash..................      (16,000)         (4,000)
                                                     -----------    ------------    ------------
  Net increase (decrease) in cash and
     equivalents...................................      990,000      (1,574,000)        840,000
  Cash and cash equivalents at beginning of year...      120,000       1,694,000         854,000
                                                     -----------    ------------    ------------
  Cash and cash equivalents at end of year.........  $ 1,110,000    $    120,000    $  1,694,000
                                                     ===========    ============    ============

                See Notes of Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      ACCUMULATED                   EMPLOYEE STOCK
                                      COMMON STOCK        CAPITAL IN                     OTHER                        OWNERSHIP
                                  ---------------------   EXCESS OF     RETAINED     COMPREHENSIVE     TREASURY          PLAN
                                   SHARES     PAR VALUE   PAR VALUE     EARNINGS         LOSS           STOCK        LOAN PAYABLE
                                  ---------   ---------   ----------   -----------   -------------   ------------   --------------
Balance at March 31, 1997.......  1,587,655   $159,000    $3,226,000   $11,596,000    $(1,812,000)   $     (6,000)    $(625,000)
                                  ---------   --------    ----------   -----------    -----------    ------------     ---------
Net income......................                                         3,766,000
Foreign currency translation
  adjustment....................                                                           31,000
        Total comprehensive
          income................
Issuance of shares..............    102,940     10,000     1,010,000
Stock option tax benefit........                             278,000
Sale of treasury stock..........                               7,000                                        6,000
Acquisition of treasury stock...                                                                          (71,000)
Payments on Employee Stock
  Ownership Plan loan payable...                                                                                        200,000
                                  ---------   --------    ----------   -----------    -----------    ------------     ---------
Balance at March 31, 1998.......  1,690,595    169,000     4,521,000    15,362,000     (1,781,000)        (71,000)     (425,000)
                                  ---------   --------    ----------   -----------    -----------    ------------     ---------
Net income......................                                         2,369,000
Foreign currency translation
  adjustment....................                                                         (104,000)
Minimum pension liability
  adjustment, net of tax benefit
  of $510,000 ..................                                                       (1,191,000)
        Total comprehensive
          income................
Acquisition of treasury stock...                                                                       (2,337,000)
Payments on Employee Stock
  Ownership Plan loan payable...                                                                                        200,000
                                  ---------   --------    ----------   -----------    -----------    ------------     ---------
Balance at March 31, 1999.......  1,690,595    169,000     4,521,000    17,731,000     (3,076,000)     (2,408,000)     (225,000)
                                  ---------   --------    ----------   -----------    -----------    ------------     ---------
Net loss........................                                          (833,000)
Foreign currency translation
  adjustment....................                                                          (79,000)
Minimum pension liability
  adjustment, net of tax of
  $510,000 .....................                                                        1,191,000
        Total comprehensive
          income................
Acquisition of treasury stock...                                                                         (124,000)
Payments on Employee Stock
  Ownership Plan loan payable...                                                                                        225,000
                                  ---------   --------    ----------   -----------    -----------    ------------     ---------
Balance at March 31, 2000.......  1,690,595   $169,000    $4,521,000   $16,898,000    $(1,964,000)   $ (2,532,000)    $       0
                                  =========   ========    ==========   ===========    ===========    ============     =========


                                  SHAREHOLDERS'
                                     EQUITY
                                  -------------
Balance at March 31, 1997.......   $12,538,000
                                   -----------
Net income......................     3,766,000
Foreign currency translation
  adjustment....................        31,000
                                   -----------
        Total comprehensive
          income................     3,797,000
Issuance of shares..............     1,020,000
Stock option tax benefit........       278,000
Sale of treasury stock..........        13,000
Acquisition of treasury stock...       (71,000)
Payments on Employee Stock
  Ownership Plan loan payable...       200,000
                                   -----------
Balance at March 31, 1998.......    17,775,000
                                   -----------
Net income......................     2,369,000
Foreign currency translation
  adjustment....................      (104,000)
Minimum pension liability
  adjustment, net of tax benefit
  of $510,000 ..................    (1,191,000)
                                   -----------
        Total comprehensive
          income................     1,074,000
Acquisition of treasury stock...    (2,337,000)
Payments on Employee Stock
  Ownership Plan loan payable...       200,000
                                   -----------
Balance at March 31, 1999.......    16,712,000
                                   -----------
Net loss........................      (833,000)
Foreign currency translation
  adjustment....................       (79,000)
Minimum pension liability
  adjustment, net of tax of
  $510,000 .....................     1,191,000
                                   -----------
        Total comprehensive
          income................       279,000
Acquisition of treasury stock...      (124,000)
Payments on Employee Stock
  Ownership Plan loan payable...       225,000
                                   -----------
Balance at March 31, 2000.......   $17,092,000
                                   ===========

                See Notes of Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS ACCOUNTING POLICIES:

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

  Principles of Consolidation and Use of Estimates in the Preparation of Financial Statements

     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances, transactions and profits are eliminated in consolidation.

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

  Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. Gains and losses resulting from translation of foreign subsidiary balance sheets are included in a separate component of shareholders' equity. Translation adjustments are not adjusted for income taxes since they relate to an investment which is permanent in nature.

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

  Investments

     Investments consist primarily of fixed-income debt securities with maturities of beyond three months. All investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. The investments are stated at amortized cost.

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

  Property, Plant and Depreciation

     Property, plant and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to twenty-five years for office and manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Impairment losses are recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and recognized an impairment loss of $17,000 in 2000. No such impairment losses were required in 1999 or 1998.

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

  Per Share Data

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Basic earnings (loss) per share
  Numerator:
     Net income (loss).................................  $ (833,000)   $2,369,000    $3,766,000
                                                         ----------    ----------    ----------
  Denominator:
     Weighted common shares outstanding................   1,514,000     1,594,000     1,653,000
     Share equivalent units (SEU) outstanding..........       9,000         5,000         3,000
                                                         ----------    ----------    ----------
     Weighted average shares and SEU's outstanding.....   1,523,000     1,599,000     1,656,000
                                                         ----------    ----------    ----------
Basic earnings (loss) per share........................  $     (.55)   $     1.48    $     2.27
                                                         ==========    ==========    ==========

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Diluted earnings (loss) per share
  Numerator:
     Net income (loss).................................  $ (833,000)   $2,369,000    $3,766,000
                                                         ----------    ----------    ----------
  Denominator:
     Weighted average shares and SEU's outstanding.....   1,523,000     1,599,000     1,656,000
     Stock options outstanding.........................                    14,000        42,000
     Contingently issuable SEU's.......................          --         6,000         2,000
                                                         ----------    ----------    ----------
     Weighted average common and potential common
       shares outstanding..............................   1,523,000     1,619,000     1,700,000
                                                         ----------    ----------    ----------
Diluted earnings (loss) per share......................  $     (.55)   $     1.46    $     2.21
                                                         ==========    ==========    ==========

     None of the Company's options to purchase shares of common stock which totaled 187,250 were included in the computation of diluted loss per share for fiscal year 2000 as the effect would be anti-dilutive due to the net loss in the current year.

  Cash Flow Statement

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Actual interest paid was $230,000 in 2000, $292,000 in 1999, and $254,000 in 1998. In addition, actual income taxes paid were $331,000 in 2000, $1,499,000 in 1999, and $951,000 in 1998.

     Non cash activities during 2000, 1999, and 1998 included capital expenditures totaling $3,000, $290,000 and $68,000, respectively, which were financed through the issuance of capital leases. In addition, the minimum pension liability adjustment, net of a tax benefit, totaling $1,191,000 that was recognized in 1999 was subsequently reversed in 2000.

  Accumulated Other Comprehensive Loss

     Comprehensive income is comprised of net income and other comprehensive income or loss items, which are reflected as a separate component of equity. For the Company, other comprehensive income or loss items include foreign currency translation adjustments and minimum pension liability adjustments.

  Accounting and Reporting Changes

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives utilized for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company in fiscal 2002. The impact of adopting this statement is not expected to have an adverse effect on the Company's financial statements.

NOTE 2 -- INVENTORIES:

     Major classifications of inventories are as follows:

                                                                 2000          1999
                                                              ----------    ----------
Raw materials and supplies..................................  $1,627,000    $1,945,000
Work in process.............................................   6,045,000     5,025,000
Finished products...........................................   1,304,000     1,231,000
                                                              ----------    ----------
                                                               8,976,000     8,201,000
Less -- progress payments...................................   2,336,000     1,398,000
                                                              ----------    ----------
                                                              $6,640,000    $6,803,000
                                                              ==========    ==========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment are as follows:

                                                               2000           1999
                                                            -----------    -----------
Land......................................................  $   289,000    $   290,000
Leasehold improvements....................................      160,000        177,000
Buildings and improvements................................   10,656,000     10,631,000
Machinery and equipment...................................   15,545,000     14,767,000
Construction in progress..................................                     453,000
                                                            -----------    -----------
                                                             26,650,000     26,318,000
Less -- accumulated depreciation and amortization.........   16,545,000     15,868,000
                                                            -----------    -----------
                                                            $10,105,000    $10,450,000
                                                            ===========    ===========

NOTE 4 -- LEASES:

     The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $141,000, $188,000, and $199,000 in 2000, 1999, and 1998, respectively. Rent expense in 2000 is net of sublease income of $11,000.

     Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                                 2000          1999
                                                              ----------    ----------
Machinery and equipment.....................................  $1,841,000    $1,892,000
Less accumulated amortization...............................   1,102,000       940,000
                                                              ----------    ----------
                                                              $  739,000    $  952,000
                                                              ==========    ==========

     Amortization of property, plant and equipment under capital lease amounted to $192,000, $182,000, and $158,000 in 2000, 1999, and 1998, respectively, and is included in depreciation expense.

     As of March 31, 2000, future minimum payments required under non-cancelable leases are:

                                                              OPERATING    CAPITAL
                                                               LEASES       LEASES
                                                              ---------    --------
2001........................................................  $ 95,000     $251,000
2002........................................................    62,000      141,000
2003........................................................    39,000       60,000
2004........................................................    14,000       30,000
2005........................................................     3,000
Thereafter..................................................     9,000
                                                              --------     --------
Total minimum lease payments................................  $222,000      482,000
                                                              ========
Less -- amount representing interest........................                 72,000
                                                                           --------
Present value of net minimum lease payments.................               $410,000
                                                                           ========

NOTE 5 -- DEBT:

  Short-Term Debt Due Banks

     The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                                 2000          1999
                                                              ----------    ----------
Borrowings under domestic repurchase agreements.............  $2,000,000

     In 2000, the Company began borrowing under domestic repurchase agreements from its investment banker. The interest rate is based upon the federal funds rate and the type of collateral securing the loan. At March 31, 2000, the interest rate was 6.15%. The borrowings are secured by the Company's short-term investments totaling $4,905,000.

     The United Kingdom subsidiary has a revolving credit facility agreement which provides a line of credit of 407,000 pounds sterling ($647,000 at the March 31, 2000 exchange rate) including letters of credit and long-term borrowings. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 6% and 5 1/2% at March 31, 2000 and 1999, respectively. The United Kingdom operations had available unused lines of credit of $597,000 at March 31, 2000. The weighted average interest rate on short-term borrowings in 2000 and 1999 was 6.5% and 7.9%, respectively.

  Long-Term Debt

     The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                                 2000          1999
                                                              ----------    ----------
United States revolving credit facility.....................  $1,757,000
Employee Stock Ownership Plan Loan Payable..................                $  225,000
United Kingdom term loan....................................      67,000       176,000
Capital lease obligations (Note 4)..........................     410,000       650,000
                                                              ----------    ----------
                                                               2,234,000     1,051,000
Less: current amounts, including amounts for capital leases
  of $219,000 in 2000 and $246,000 in 1999..................     286,000       546,000
                                                              ----------    ----------
                                                              $1,948,000    $  505,000
                                                              ==========    ==========

     The United States revolving credit facility agreement provides a line of credit of up to $13,000,000 including letters of credit, through October 31, 2002. The agreement allows the Company to borrow at prime minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 100 basis points at March 31, 2000 and 1999.

     The agreement allows the Company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. This conversion feature is available through October 2002, at which time the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The bank's prime rate was 9% and 7.75% at March 31, 2000 and 1999, respectively. The United States operations had available unused lines of credit of $10,029,000 at March 31, 2000.

     The Employee Stock Ownership Plan Loan Payable requires quarterly payments of $50,000. At March 31, 2000, the final principal payment was made on this loan. (See Note 8 for a description of the Plan.)

     The United Kingdom term loan has a fixed rate of 9%. This term loan is due in October 2000 and is repayable in equal monthly installments.

     Long-term debt requirements over the next five years, excluding capital leases, are: 2001 -- $67,000, 2002 -- 0, 2003 -- $366,000, 2004 -- $879,000, and
2005 -- $512,000.

     The Company is required to pay commitment fees of 1/4% on the unused portion of the domestic revolving credit facility. No other financing arrangements require compensating balances or commitment fees. Assets with a book value of $27,157,000 have been pledged to secure certain domestic long-term borrowings.

     The United Kingdom short-term and long-term bank borrowings are secured by assets of the United Kingdom subsidiary which have a book value of $3,146,000 at March 31, 2000.

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

NOTE 6 -- FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2000 and 1999, the Company had no significant concentrations of credit risk.

  Letters of Credit:

     The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2000 and 1999, the Company was contingently liable on outstanding standby letters of credit aggregating $1,263,000 and $1,168,000, respectively.

  Foreign Exchange Risk Management:

     The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 1999, there were no foreign exchange forward contracts held by the Company. The table below summarizes the notional amount of the foreign exchange forward contract held by the Company at March 31, 2000. The amount represents the U.S. dollar equivalent of a commitment to sell the foreign currency.

Canadian dollars............................................  $204,000
                                                              ========
Fair value..................................................  $208,000
                                                              ========

     The Company entered into this foreign exchange forward contract to hedge a sales commitment denominated in the currency of the sales contract. The term of the derivative is less than one year.

     At March 31, 2000, the Company had a deferred unrealized loss of $4,000 which is expensed as part of the hedged transaction. The amount represents the loss that would have been recognized had the contract been liquidated at market value at year end. The fair value of the foreign exchange forward contract is estimated based on dealer quotes.

  Fair Value of Financial Instruments:

     The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

          INVESTMENTS -- The fair value of investments at March 31, 2000 was $4,565,000 which is based on quoted market prices. The fair value of investments at March 31, 1999 approximated the carrying value.

          SHORT-TERM DEBT -- The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

          LONG-TERM DEBT -- The carrying values of credit facilities with variable rates of interest approximate fair values. The fair value of fixed rate debt, which approximates the carrying value, was estimated by discounting cash flows using rates currently available for debt of similar terms and remaining maturities.

NOTE 7 -- INCOME TAXES:

     An analysis of the components of pre-tax income (loss) is presented below:

                                                   2000           1999          1998
                                                -----------    ----------    ----------
United States.................................  $   564,000    $2,664,000    $5,112,000
United Kingdom................................   (1,677,000)       78,000       362,000
                                                -----------    ----------    ----------
                                                $(1,113,000)   $2,742,000    $5,474,000
                                                ===========    ==========    ==========
The provision (benefit) for income taxes
  consists of:
  Current:
     Federal..................................  $    63,000    $  515,000    $1,839,000
     State....................................       33,000        84,000       113,000
     United Kingdom...........................       (8,000)      (55,000)       20,000
                                                -----------    ----------    ----------
                                                     88,000       544,000     1,972,000
                                                -----------    ----------    ----------
  Deferred:
     Federal..................................       59,000        78,000      (130,000)
     State....................................       33,000       (27,000)       57,000
     United Kingdom...........................     (412,000)      128,000       (80,000)
     Change in valuation allowance............      (48,000)     (350,000)     (111,000)
                                                -----------    ----------    ----------
                                                   (368,000)     (171,000)     (264,000)
                                                -----------    ----------    ----------
Total provision (benefit) for income taxes....  $  (280,000)   $  373,000    $1,708,000
                                                ===========    ==========    ==========

     The reconciliation of the provision calculated using the United States federal tax rate with the provision for income taxes presented in the financial statements is as follows:

                                                    2000         1999          1998
                                                  ---------    ---------    ----------
Provision (benefit) for income taxes at federal
  rate..........................................  $(378,000)   $ 932,000    $1,861,000
Recognition of tax benefit of prior year
  losses........................................                (317,000)     (247,000)
Difference between foreign and U.S. tax rates...     50,000       (2,000)      (15,000)
State taxes.....................................     55,000       29,000       131,000
Officer life insurance proceeds not taxable.....                (171,000)
Charges not deductible for income tax
  purposes......................................     96,000       68,000        24,000
Recognition of tax benefit generated by foreign
  sales corporation.............................    (81,000)    (158,000)     (215,000)
Tax credits.....................................    (14,000)     (24,000)      (26,000)
Foreign losses for which no tax benefit was
  provided......................................     48,000      350,000       117,000
Adjustments to prior years' tax liabilities.....                               200,000
Change in valuation allowance...................    (48,000)    (350,000)     (111,000)
Other...........................................     (8,000)      16,000       (11,000)
                                                  ---------    ---------    ----------
Provision (benefit) for income taxes............  $(280,000)   $ 373,000    $1,708,000
                                                  =========    =========    ==========

     The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset follows:

                                              2000                        1999
                                     -----------------------    ------------------------
                                       UNITED       UNITED        UNITED        UNITED
                                       STATES       KINGDOM       STATES       KINGDOM
                                     ----------    ---------    ----------    ----------
Depreciation.......................  $ (490,000)   $ (33,000)   $ (433,000)   $  (26,000)
Accrued compensation...............     458,000                    479,000
Accrued pension liability..........     413,000                    497,000       596,000
Accrued postretirement benefits....   1,310,000                  1,302,000
Compensated absences...............     497,000                    519,000
Inventories........................     124,000      100,000       169,000
Warranty liability.................      31,000                     39,000
Accrued medical benefits...........                                 45,000
Contingent liabilities.............     273,000                    117,000
Foreign loss carryforwards.........                  889,000                     493,000
Federal tax credits................      34,000
New York State investment tax
  credit...........................      80,000                     99,000
Other..............................      64,000                     53,000         2,000
                                     ----------    ---------    ----------    ----------
                                      2,794,000      956,000     2,886,000     1,065,000
Less: Valuation allowance..........                 (277,000)                   (328,000)
                                     ----------    ---------    ----------    ----------
Deferred tax asset.................  $2,794,000    $ 679,000    $2,886,000    $  737,000
                                     ==========    =========    ==========    ==========

     Deferred income taxes include the impact of foreign net operating loss carryforwards which may be carried forward indefinitely and investment tax credits which expire from 2007 to 2015. A valuation allowance of $277,000 at March 31, 2000 is deemed adequate to reserve for the foreign net loss carryforwards which are not considered probable of realization.

     The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At March 31, 2000, such undistributed earnings totaled

$771,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

NOTE 8 -- EMPLOYEE BENEFIT PLANS:

  Retirement Plans

     The Company has a qualified defined benefit plan covering employees in the United States which is non-contributory. Benefits are based on the employee's years of service and average earnings for the five highest consecutive calendar years of compensation for the ten year period preceding retirement. The Company's funding policy for the plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974.

     The components of pension cost are:

                                                     2000         1999         1998
                                                   ---------    ---------    ---------
Service cost-benefits earned during the period...  $ 392,000    $ 396,000    $ 362,000
Interest cost on projected benefit obligation....    741,000      657,000      585,000
Expected return on assets........................   (823,000)    (693,000)    (602,000)
Amortization of transition asset.................    (44,000)     (44,000)     (44,000)
                                                   ---------    ---------    ---------
Net pension cost.................................  $ 266,000    $ 316,000    $ 301,000
                                                   =========    =========    =========
     The actuarial assumptions are:
Discount rate used to determine projected benefit
  obligation.....................................   7 1/2%       6 1/2%         7%
Rate of increase in compensation levels..........     3%           3%           3%
Expected rate of return on plan assets...........     9%           8%           8%

     Changes in the Company's benefit obligation, plan assets and funded status for the pension plans are presented below:

                                                               2000           1999
                                                            -----------    -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.......  $11,349,000    $ 9,212,000
  Service cost............................................      392,000        396,000
  Interest cost...........................................      741,000        657,000
  Actuarial (gain) loss...................................   (1,596,000)     1,314,000
  Benefit payments........................................     (276,000)      (230,000)
                                                            -----------    -----------
  Projected benefit obligation at end of year.............  $10,610,000    $11,349,000
                                                            ===========    ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year..........  $ 9,221,000    $ 8,635,000
  Actual return on plan assets............................      572,000        481,000
  Employer contribution...................................      254,000        335,000
  Benefit payments........................................     (276,000)      (230,000)
                                                            -----------    -----------
  Fair value of plan assets at end of year................  $ 9,771,000    $ 9,221,000
                                                            ===========    ===========
Funded status
  Funded status at end of year............................  $  (839,000)   $(2,128,000)
  Unrecognized transition obligation......................     (192,000)      (236,000)
  Unrecognized prior service cost.........................       (2,000)        (2,000)
  Unrecognized actuarial (gain) loss......................     (703,000)       642,000
                                                            -----------    -----------
  Net amounts recognized..................................  $(1,736,000)   $(1,724,000)
                                                            ===========    ===========

     In October 1999, the Company terminated the defined benefit pension plan in the United Kingdom. This plan was contributory with the employer's share being actuarially determined. Benefits were based on the employee's years of service and average earnings for the three highest years for the ten year period preceding retirement. As a result of the plan termination, a curtailment loss of $1,682,000 was recognized. This charge is included in the caption "Restructuring Costs" in the Consolidated Statement of Operations. Employees may participate in a defined contribution plan which has replaced the defined benefit plan.

     Pension expense for the U.K. Plan was $209,000, $206,000 and $6,000 in 2000, 1999, and 1998, respectively.

     In 1999, the Company recognized an additional minimum pension liability for the underfunded U.K. defined benefit plan. The additional minimum pension liability was equal to the excess of the accumulated benefit obligation over plan assets and the accrued liability net of an intangible asset and deferred tax asset. Amounts recognized in the Consolidated Balance Sheets consist of the following:

                                                               2000           1999
                                                            -----------    -----------
Accrued benefit liability.................................  $(1,736,000)   $(3,693,000)
Intangible asset..........................................                     208,000
Deferred tax asset........................................                     510,000
Accumulated other comprehensive loss......................                   1,191,000
                                                            -----------    -----------
                                                            $(1,736,000)   $(1,784,000)
                                                            ===========    ===========

     The current portion of the pension liability as of March 31, 2000 and 1999 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

     Assets of the United States plan consist primarily of equity securities at March 31, 2000 and 1999. At March 31, 1999 assets of the United Kingdom plan consisted of an investment contract with an insurance company which was primarily invested in equity securities. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years for the domestic plan.

     The Company has a Supplemental Executive Retirement Plan for certain key executives. This unfunded plan provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 2000, 1999, and 1998 related to this plan was $26,000, $26,000, and $6,000, respectively. At March 31, 2000 and 1999, the related liability was $107,000 and $81,000, respectively, and is included in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

     The Company has defined contribution plans covering substantially all employees. Company contributions to the domestic plan are based on the profitability of the Company and amounted to $51,000, $593,000 and $647,000 in 2000, 1999, and 1998, respectively. In fiscal year 2000, a defined contribution plan was established in the United Kingdom. Company contributions to this plan are based on a percentage of base salary which varies with the participant's age. Company contributions were $43,000 in 2000.

     The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The accrued compensation liability under this plan was $1,100,000 and $1,126,000 at March 31, 2000 and 1999, respectively.

  Employee Stock Ownership Plan

     The Company has a noncontributory Employee Stock Ownership Plan (ESOP) that covers substantially all employees in the United States. In 1990, the Company borrowed $2,000,000 under loan and pledge agreements. The proceeds of the loans were used to purchase 87,454 shares of the Company's common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock which it owns.

     During 2000, 1999, and 1998 the Company recognized expense associated with the ESOP using the shares allocated method. This method recognizes interest expense as incurred on all outstanding debt of the ESOP and compensation expense related to principal reductions based on shares allocated for the period. Dividends received on unallocated shares that are used to service the ESOP debt reduce the amount of expense recognized each period. The compensation expense associated with the ESOP was $225,000, $200,000, and $200,000 in 2000, 1999, and 1998, respectively. The ESOP received no dividends on unallocated shares in 2000, 1999, and 1998. Interest expense in the amount of $10,000, $25,000, and $42,000 was incurred in 2000, 1999, and
1998, respectively. Dividends paid on allocated shares accumulate for the benefit of the employees.

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

     The components of postretirement benefit cost are:

                                                       2000        1999        1998
                                                     --------    --------    --------
Service cost -- benefits earned during the
  period...........................................  $ 69,000    $ 69,000    $ 64,000
Interest cost on accumulated benefit obligation....   168,000     176,000     166,000
Amortization of prior service cost.................   (87,000)    (87,000)    (87,000)
                                                     --------    --------    --------
Net postretirement benefit cost....................  $150,000    $158,000    $143,000
                                                     ========    ========    ========

     The assumptions used to develop the accrued postretirement benefit obligation were:

                                                              2000    1999    1998
                                                              ----    ----    ----
Discount rate...............................................  7 1/2%  6 1/2%    7%
Medical care cost trend rate................................  7 1/2%    8%    8 1/2%

     The medical care cost trend rate used in the actuarial computation ultimately reduces to 4 1/2% in 2006 and subsequent years. This was accomplished using 1/2% decrements for the years 2001 through 2006.

     Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

                                                               2000           1999
                                                            -----------    -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.......  $ 2,861,000    $ 2,549,000
  Service cost............................................       69,000         69,000
  Interest cost...........................................      168,000        176,000
  Participant contributions...............................       31,000         31,000
  Actuarial (gain) loss...................................     (517,000)       214,000
  Benefit payments........................................     (158,000)      (178,000)
                                                            -----------    -----------
  Projected benefit obligation at end of year.............  $ 2,454,000    $ 2,861,000
                                                            ===========    ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year..........  $         0    $         0
  Employer contribution...................................      127,000        147,000
  Participants' contributions.............................       31,000         31,000
  Benefit payments........................................     (158,000)      (178,000)
                                                            -----------    -----------
  Fair value of plan assets at end of year................  $         0    $         0
                                                            ===========    ===========

                                                               2000           1999
                                                            -----------    -----------
Funded status
  Funded status at end of year............................  $(2,454,000)   $(2,861,000)
  Unrecognized prior service cost.........................     (782,000)      (869,000)
  Unrecognized actuarial (gain) loss......................     (124,000)       392,000
                                                            -----------    -----------
  Net amounts recognized..................................  $(3,360,000)   $(3,338,000)
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

     Assumed medical care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one percentage point change in assumed medical care cost trend rates would have the following effects:

                                                              1% INCREASE    1% DECREASE
                                                              -----------    -----------
Effect on total service and interest cost components........    $ 2,000       $ (2,000)
Effect on postretirement benefit obligation.................    $17,000       $(19,000)

NOTE 9 -- STOCK COMPENSATION PLANS:

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

     The 1989 Stock Option and Appreciation Rights Plan provided for the issuance of up to 188,700 shares of common stock in connection with grants of non-qualified stock options and tandem stock appreciation rights to officers, key employees and certain outside directors. Options can no longer be granted under this plan.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are credited to each outside director's account for each of the first five full fiscal years of the director's service and are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan in 2000, 1999, and 1998 was $0, $50,000, and $50,000, respectively.

     The Company applies APB 25 and related Interpretations in accounting for its plans. Under the intrinsic value method, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the optional methodology prescribed under SFAS 123, the Company's net income (loss) and net earnings
(loss) per share would have been the pro forma amounts indicated below:

                                                     2000          1999          1998
                                                   ---------    ----------    ----------
Net income (loss).................  As reported    $(833,000)   $2,369,000    $3,766,000
                                    Pro forma       (842,000)    2,244,000     3,381,000
Basic earnings (loss) per share...  As reported    $    (.55)        $1.48         $2.27
                                    Pro forma      $    (.55)        $1.40         $2.04
Diluted earnings (loss) per         As reported    $    (.55)        $1.46         $2.21
  share...........................
                                    Pro forma      $    (.55)        $1.39         $1.99

     The weighted average fair value of the options granted during 2000, 1999, and 1998 is estimated as $3.54, $3.98, and $8.02, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:

                                                           2000       1999       1998
                                                          -------    -------    -------
Expected life...........................................  5 years    5 years    5 years
Volatility..............................................   41.48%     37.14%     31.40%
Risk-free interest rate.................................    6.05%      4.53%      5.95%
Dividend yield..........................................    0%         0%         0%

     Information on options and rights under the Company's plans is as follows:

                                                                                WEIGHTED
                                                      OPTION         SHARES     AVERAGE
                                                      PRICE          UNDER      EXERCISE
                                                      RANGE          OPTION      PRICE
                                                  --------------    --------    --------
Outstanding at March 31, 1997...................  $6.58 - 13.17      185,590     $10.49
Exercised.......................................  $6.58 - 13.17     (102,940)      9.92
Granted.........................................  $17.88 - 21.44      66,450      21.29
Cancelled.......................................      $13.17          (5,250)     13.17
Outstanding at March 31, 1998...................  $6.58 - 21.44      143,850      15.79
Granted.........................................  $7.50 - 17.00       43,500       9.84
Cancelled.......................................      $13.17          (9,250)     13.17
Outstanding at March 31, 1999...................  $6.58 - 21.44      178,100      14.47
Granted.........................................      $7.75           30,400       7.75
Expired.........................................      $13.17         (26,250)     13.17
Outstanding at March 31, 2000...................   $6.58-21.44       182,250     $13.54

     At March 31, 2000, the options outstanding had a weighted average remaining contractual life of 7.66 years. There were 175,050 options exercisable at March 31, 2000 which had a weighted average exercise price of $13.47. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire May 2003 to October 2009. The number of options available for future grants were 48,450 at March 31, 2000 and 84,850 at March 31, 1999.

NOTE 10 -- SHAREHOLDER RIGHTS PLAN:

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

NOTE 11 -- RESTRUCTURING COSTS:

     During fiscal year 2000, the defined benefit pension plan in the United Kingdom was terminated which resulted in a curtailment loss of $1,682,000. In addition, the Company incurred fees and expenses of $33,000 in administering the closure of the plan. The curtailment loss and related expenses are included in the caption "Restructuring Costs" in the Consolidated Statement of Operations.

     In October and March of fiscal year 2000, the United Kingdom subsidiary, in an effort to reduce costs, restructured its work force by eliminating positions at the staff and senior management levels. As a result, a restructuring charge of $186,000 was recognized which included severance and related employee benefit costs. This charge is also included in the caption "Restructuring Costs" in the Consolidated Statement of Operations.

NOTE 12 -- CONTINGENCIES:

     The United States Environmental Protection Agency ("EPA") named the Company's predecessor-in-interest, Graham Manufacturing Co., Inc. as a Potentially Responsible Party pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, in connection with the Batavia Landfill Site in the Town of Batavia, New York. A Pilot Allocation "Final Allocation Report" issued on September 30, 1998 by the allocator selected under the EPA pilot, allocated 1.597% of total remedial costs to the Company. In April 1999, EPA announced that it will proceed with a modification of the remedy for the site announced in a 1995 Record of Decision. EPA's estimate of the modified remedy is approximately $26,000,000 making the Company's full potential exposure to EPA in accordance with this estimate $416,000. EPA's estimate has not been audited or evaluated for appropriateness or accuracy and may contain significant portions which are not eligible for recovery. In addition, claims have been asserted by various private and municipal parties who performed preliminary site investigations under orders they entered into with EPA. To achieve a full settlement of EPA claims and all private claims asserted, Graham is participating in a group of "cash-out" settling defendants who are negotiating a comprehensive settlement which will include New York State in addition to EPA and the private parties. Graham anticipates that its allocated share of the global settlement of all covered claims will be $648,000.

     The liability recorded for this item was $700,000 and $300,000 at March 31, 2000 and 1999, respectively. The current portion of this liability is separately presented in the Consolidated Balance Sheets and the long-term portion is included in the caption "Other Long-Term Liabilities."

NOTE 13 -- RELATED PARTY TRANSACTIONS:

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

     In April 2000, the Board of Directors adopted, subject to shareholder approval, a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 160,000 shares of the Company's common stock currently held as treasury stock. Of the amount authorized, eligible participants have purchased 117,800 shares.

NOTE 14 -- SEGMENT INFORMATION:

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

                                                  2000           1999           1998
                                               -----------    -----------    -----------
Sales from external customers:
  U.S. ......................................  $34,778,000    $48,886,000    $51,696,000
  U.K. ......................................    3,950,000      4,092,000      4,510,000
                                               -----------    -----------    -----------
     Total...................................  $38,728,000    $52,978,000    $56,206,000
                                               ===========    ===========    ===========
Intersegment sales:
  U.S. ......................................  $   162,000    $     4,000    $    95,000
  U.K. ......................................    1,118,000      1,555,000      1,419,000
                                               -----------    -----------    -----------
     Total...................................  $ 1,280,000    $ 1,559,000    $ 1,514,000
                                               ===========    ===========    ===========
Interest revenue:
  U.S. ......................................  $   346,000    $   296,000    $   215,000
  U.K. ......................................           --             --             --
                                               -----------    -----------    -----------
     Total...................................  $   346,000    $   296,000    $   215,000
                                               ===========    ===========    ===========
Interest expense:
  U.S. ......................................  $   199,000    $   239,000    $   195,000
  U.K. ......................................       34,000         48,000         47,000
                                               -----------    -----------    -----------
     Total...................................  $   233,000    $   287,000    $   242,000
                                               ===========    ===========    ===========
Depreciation and amortization
  U.S. ......................................  $   827,000    $   820,000    $   804,000
  U.K. ......................................      223,000        221,000        153,000
                                               -----------    -----------    -----------
     Total...................................  $ 1,050,000    $ 1,041,000    $   957,000
                                               ===========    ===========    ===========
Income tax expense (benefit):
  U.S. ......................................  $   188,000    $   651,000    $ 1,679,000
  U.K. ......................................     (468,000)      (278,000)        29,000
                                               -----------    -----------    -----------
     Total...................................  $  (280,000)   $   373,000    $ 1,708,000
                                               ===========    ===========    ===========
Segment net income (loss):
  U.S. ......................................  $   374,000    $ 2,066,000    $ 3,419,000
  U.K. ......................................   (1,209,000)       355,000        333,000
                                               -----------    -----------    -----------
     Total...................................  $  (835,000)   $ 2,421,000    $ 3,752,000
                                               ===========    ===========    ===========

                                                  2000           1999           1998
                                               -----------    -----------    -----------
Segment assets:
  U.S. ......................................  $34,489,000    $32,046,000    $35,714,000
  U.K. ......................................    3,831,000      4,317,000      3,490,000
                                               -----------    -----------    -----------
     Total...................................  $38,320,000    $36,363,000    $39,204,000
                                               ===========    ===========    ===========
Expenditures for long-lived assets:
  U.S. ......................................  $   699,000    $ 1,179,000    $ 1,334,000
  U.K. ......................................       12,000         10,000         66,000
                                               -----------    -----------    -----------
     Total...................................  $   711,000    $ 1,189,000    $ 1,400,000
                                               ===========    ===========    ===========

     The operating segment information above is reconciled to the consolidated totals as follows:

                                                  2000           1999           1998
                                               -----------    -----------    -----------
NET SALES
Total sales for operating segments...........  $40,008,000    $54,537,000    $57,720,000
Elimination of intersegment sales............   (1,280,000)    (1,559,000)    (1,514,000)
                                               -----------    -----------    -----------
Net sales....................................  $38,728,000    $52,978,000    $56,206,000
                                               ===========    ===========    ===========
NET INCOME (LOSS)
Total segment net income (loss)..............  $  (835,000)   $ 2,421,000    $ 3,752,000
Eliminations.................................        2,000        (52,000)        14,000
                                               -----------    -----------    -----------
Net income (loss)............................  $  (833,000)   $ 2,369,000    $ 3,766,000
                                               ===========    ===========    ===========
ASSETS
Total segment assets.........................  $38,320,000    $36,363,000    $39,204,000
Elimination of corporate investment in
  subsidiaries...............................   (3,521,000)    (2,021,000)    (2,021,000)
Elimination of profit in inventory...........     (203,000)      (206,000)      (153,000)
                                               -----------    -----------    -----------
Total assets.................................  $34,596,000    $34,136,000    $37,030,000
                                               ===========    ===========    ===========

     Total segment interest revenue, interest expense, depreciation and amortization, income tax expense (benefit) and expenditures for long-lived assets are equivalent to the consolidated totals for each of these items. Operating segments incurred research and development costs of $255,000, $371,000, and $404,000 in 2000, 1999, and 1998, respectively.

     Net sales by product line follows:

                                                  2000           1999           1998
                                               -----------    -----------    -----------
Heat transfer equipment......................  $18,166,000    $26,477,000    $27,870,000
Vacuum equipment.............................   18,716,000     24,836,000     26,667,000
All other....................................    1,846,000      1,665,000      1,669,000
                                               -----------    -----------    -----------
Net sales....................................  $38,728,000    $52,978,000    $56,206,000
                                               ===========    ===========    ===========

     The breakdown of net sales and long-lived assets by geographic area is:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Net Sales:
  Asia......................................  $ 3,541,000    $ 9,777,000    $17,203,000
  Australia & New Zealand...................      461,000         63,000         47,000
  Canada....................................    2,246,000      3,593,000        889,000
  Mexico....................................      695,000      4,287,000        495,000
  Middle East...............................    1,153,000      3,648,000      2,288,000
  South America.............................    2,710,000      3,231,000      3,122,000
  United States.............................   24,731,000     23,564,000     26,344,000
  Western Europe............................    2,918,000      4,140,000      5,041,000
  Other.....................................      273,000        675,000        777,000
                                              -----------    -----------    -----------
  Net sales.................................  $38,728,000    $52,978,000    $56,206,000
                                              ===========    ===========    ===========
Long-Lived Assets:
  United States.............................  $ 8,767,000    $ 8,881,000    $ 8,475,000
  United Kingdom............................    1,338,000      1,569,000      1,551,000
                                              -----------    -----------    -----------
     Total..................................  $10,105,000    $10,450,000    $10,026,000
                                              ===========    ===========    ===========

QUARTERLY FINANCIAL DATA:

     A capsule summary of the Company's unaudited quarterly results for 2000 and 1999 is presented below:

                             FIRST         SECOND          THIRD         FOURTH          TOTAL
                            QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                          -----------    -----------    -----------    -----------    -----------
2000
Net sales...............  $ 9,053,000    $11,659,000    $ 8,288,000    $ 9,728,000    $38,728,000
Gross profit............    2,640,000      3,291,000      1,803,000      2,230,000      9,964,000
Net income(loss)........      181,000        509,000     (2,388,000)       865,000       (833,000)
Per share:
  Net income(loss):
     Basic..............          .12            .33          (1.57)           .57           (.55)
     Diluted............          .12            .33          (1.57)           .57           (.55)
Market price range......  7.63 - 9.44       6 - 9.44    6.06 - 8.25       6 - 8.13       6 - 9.44

1999
Net sales...............  $15,156,000    $11,417,000    $14,219,000    $12,186,000    $52,978,000
Gross profit............    4,492,000      3,253,000      3,964,000      3,163,000     14,872,000
Net income..............      964,000         57,000        403,000        945,000      2,369,000
Per share:
  Net income(loss):
     Basic..............          .58            .04            .25            .61           1.48
     Diluted............          .57            .04            .25            .60           1.46
Market price range......   16 - 18.25     11 - 17.75    6.75 - 11.13   6.50 - 11.13   6.50 - 18.25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  Graham Corporation
Batavia, New York

     We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America and with United Kingdom auditing standards issued by the Auditing Practices Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
---------------------------------
Deloitte & Touche LLP
Rochester, New York
May 19, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for under this Item is set forth in statements under "Election of Directors" on page 3 and "Executive Officers" on page 6 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for under this Item is set forth in statements under "Directors' Fees" on page 5 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders and also under "Compensation of Executive Officers" on pages 7 to 11 of such proxy statement, which statements are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2, "Election of Directors" on pages 3 to 5 and "Executive Officers" on page 6 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(C) CHANGES IN CONTROL

     (Not applicable.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 and "Election of Directors" on pages 3 to 5 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Consolidated Statements of Operations for the Fiscal Years
     ended March 31, 2000, 1999 and 1998.........................          11
(B)  Consolidated Balance Sheets as of March 31, 2000 and 1999...          12
(C)  Consolidated Statements of Cash Flows for the Fiscal Years            13
     ended March 31, 2000, 1999 and 1998.........................
(D)  Consolidated Statements of Changes in Shareholders' Equity            14
     for the Fiscal Years ended March 31, 2000, 1999 and 1998....
(E)  Notes to Consolidated Financial Statements; and.............       15-31
(F)  Quarterly Financial Data....................................          31
(G)  Report of Independent Auditors..............................          32

     (a) (2) In addition to the above, the following Financial Statement Schedules and related information are required to be filed as part of this Annual Report on Form 10-K by Items 8 and 14(d) of Form 10-K:

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
     Independent Auditors' Report on Financial Statement
(A)  Schedules...................................................        35
     Financial Statement Schedules for the Fiscal Years ended
     March 31, 2000, 1999 and 1998 as follows:
     (ii) Valuation and Qualifying Accounts (Schedule II)........        36

     Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

     No items have been reported on Form 8-K since the Company's filing of Form 10-Q for the quarter ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
  Graham Corporation
  Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000 and have issued our report thereon dated May 19, 2000; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Graham Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
---------------------------------
Deloitte & Touche LLP
Rochester, New York
May 19, 2000

                      GRAHAM CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO                                   BALANCE AT
                                           BEGINNING    COSTS AND      CHARGED TO                      END OF
               DESCRIPTION                 OF PERIOD     EXPENSES    OTHER ACCOUNTS   DEDUCTIONS       PERIOD
               -----------                 ----------   ----------   --------------   ----------     ----------
Year ended March 31, 2000
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts........   $ 22,000     $ (8,000)(e)    $12,000(d)   $  (3,000)      $ 23,000
    Reserve for inventory obsolescence...    101,000       47,000        (2,000)(b)                    146,000
  Reserves included in the balance sheet
    caption Contingent liability:
    Reserve for contingencies............    300,000      430,000                       (30,000)       700,000
                                            --------     --------       -------       ---------       --------
                                            $423,000     $469,000       $10,000       $ (33,000)      $869,000
                                            ========     ========       =======       =========       ========
Year ended March 31, 1999
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts........   $ 23,000     $ 23,000       $ 1,000(d)    $ (25,000)      $ 22,000
    Reserve for inventory obsolescence...     42,000        3,000        (4,000)(b)                    101,000
  Reserves included in the balance sheet
    caption Accrued expenses and Other
    long-term liabilities:
    Reserve for contingencies............    250,000      100,000                       (50,000)       300,000
                                            --------     --------       -------       ---------       --------
                                            $315,000     $186,000       $(3,000)      $ (75,000)      $423,000
                                            ========     ========       =======       =========       ========
Year ended March 31, 1998
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts........   $ 31,000     $  4,000       $ 2,000(d)    $ (14,000)      $ 23,000
    Reserve for inventory obsolescence...    108,000       39,000         1,000(b)     (106,000)        42,000
  Reserves included in the balance sheet
    caption Other long-term liabilities:
    Reserve for contingencies............    248,000      104,000                      (102,000)       250,000
  Reserve for discontinued operations....    271,000                     (6,000)(c)    (265,000)(a)          0
                                            --------     --------       -------       ---------       --------
                                            $658,000     $147,000       $(3,000)      $(487,000)      $315,000
                                            ========     ========       =======       =========       ========

---------------
Notes:

(a) Represents costs charged against the reserve associated with the discontinued operation.

(b) Represents foreign currency translation adjustment.

(c) Represents a reversal of the reserve and a foreign currency translation adjustment.

(d) Represents a bad debt recovery and a foreign currency translation adjustment.

(e) Represents a reversal of the reserve.

     (a) (3) The following exhibits are required to be filed by Item 14(c) of Form 10-K:

EXHIBIT
  NO.
--------
    *3.1   Articles of Incorporation of Graham Corporation
    +3.2   By-laws of Graham Corporation
    *4.1   Certificate of Incorporation of Graham Corporation (included as Exhibit 3.1)
   **4.2   Shareholder Rights Plan of Graham Corporation
 ***10.1   1989 Stock Option and Appreciation Rights Plan of Graham
             Corporation
****10.2   1995 Graham Corporation Incentive Plan to Increase
             Shareholder Value
   +10.3   Graham Corporation Outside Directors' Long-Term Incentive
             Plan
   +10.4   Employment Contracts between Graham Corporation and Named
             Executive Officers
   +10.5   Senior Executive Severance Agreements with Named Executive
             Officers
      11   Statement regarding computation of per share earnings
             Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements
      21   Subsidiaries of the registrant
    23.1   Consent of Deloitte and Touche LLP
      27   Financial Data Schedule

---------------
   * Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the year ended December 31, 1989.

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

                                                       GRAHAM CORPORATION

DATE:  June 15, 2000                                                   By /s/ J. RONALD HANSEN
                                                        -----------------------------------------------------
                                                                           J. Ronald Hansen
                                                          Vice President-Finance & Administration and Chief
                                                           Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE
                     ---------
                 /s/ ALVARO CADENA                   President and Chief Executive        June 15, 2000
---------------------------------------------------    Officer; Director
                   Alvaro Cadena

               /s/ J. RONALD HANSEN                  Vice President-Finance &             June 15, 2000
---------------------------------------------------    Administration and Chief
                 J. Ronald Hansen                      Financial Officer (Principal
                                                       Accounting Officer)

                /s/ PHILIP S. HILL                   Director                             June 15, 2000
---------------------------------------------------
                  Philip S. Hill

             /s/ CORNELIUS S. VAN REES               Director                             June 15, 2000
---------------------------------------------------
               Cornelius S. Van Rees

               /s/ JERALD D. BIDLACK                 Director; Chairman of the Board      June 15, 2000
---------------------------------------------------
                 Jerald D. Bidlack

               /s/ HELEN H. BERKELEY                 Director                             June 15, 2000
---------------------------------------------------
                 Helen H. Berkeley

               /s/ H. RUSSEL LEMCKE                  Director                             June 15, 2000
---------------------------------------------------
                 H. Russel Lemcke

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS

                                   FILED WITH

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                            ------------------------

                               GRAHAM CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------