Form 10-Q
period 2000-06-30
GRAHAM CORP
filed 2000-08-04
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended June 30, 2000
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   As of August 4, 2000, there were outstanding 1,504,472 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           JUNE 30, 2000

                  PART I - FINANCIAL INFORMATION



































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of June 30, 2000 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of June 30, 2000 and its results of operations for the three month period then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                                June 30,      March 31,
                                                  2000           2000
                                                  ----           ---
Assets
Current Assets:
 Cash and equivalents                         $    25,000   $ 1,110,000
 Investments                                    4,905,000     4,905,000
 Trade accounts receivable                      8,059,000     7,593,000
 Inventories                                    5,223,000     6,640,000
 Domestic and foreign income taxes
  receivable                                       56,000       300,000
 Deferred income tax asset                      1,709,000     1,644,000
 Prepaid expenses and other current assets        511,000       400,000
                                              -----------   -----------
                                               20,488,000    22,592,000
Property, plant and equipment, net              9,997,000    10,105,000
Deferred income tax asset                       1,766,000     1,862,000
Other assets                                       31,000        37,000
                                              -----------   -----------
                                              $32,282,000   $34,596,000
                                              ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                                June 30,      March 31,
                                                  2000           2000
                                                  ----           ---

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                              $ 2,094,000   $ 2,000,000
 Current portion of long-term debt                238,000       286,000
 Accounts payable                               1,895,000     2,672,000
 Accrued compensation                           2,679,000     3,228,000
 Accrued expenses and other liabilities         1,008,000       865,000
 Customer deposits                                885,000       444,000
 Contingent liability                             696,000       700,000
                                              -----------   -----------
                                                9,495,000    10,195,000

Long-term debt                                    720,000     1,948,000
Accrued compensation                              770,000       766,000
Deferred income tax liability                      32,000        33,000
Other long-term liabilities                        12,000        13,000
Accrued pension liability                       1,408,000     1,339,000
Accrued postretirement benefits                 3,229,000     3,210,000
                                              -----------   -----------
 Total liabilities                             15,666,000    17,504,000
                                              -----------   -----------
Shareholders' equity:
 Preferred stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued 1,690,595 shares on June 30, 2000
   and March 31, 2000                             169,000       169,000
 Capital in excess of par value                 4,521,000     4,521,000
 Retained earnings                             16,544,000    16,898,000
 Accumulated other comprehensive loss          (2,086,000)   (1,964,000)
                                              -----------   -----------
                                               19,148,000    19,624,000
Less:
 Treasury stock                                (2,532,000)   (2,532,000)
Total shareholders' equity                     16,616,000    17,092,000
                                              -----------   -----------
                                              $32,282,000   $34,596,000
                                              ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                     Three Months
                                                    ended June 30,
                                                 2000            1999
                                                 ----            ----
Net Sales                                     $ 8,284,000    $ 9,053,000
                                              -----------    -----------
Cost and expenses:
 Cost of products sold                          6,425,000      6,413,000
 Selling, general and administrative            2,307,000      2,298,000
 Interest expense                                  74,000         42,000
                                              -----------    -----------
                                                8,806,000      8,753,000
                                              -----------    -----------
Income (Loss) before income taxes                (522,000)       300,000
Provision (Benefit) for income taxes             (168,000)       119,000
                                              -----------    -----------
Net income (loss)                                (354,000)       181,000

Retained earnings at beginning of
 period                                        16,898,000     17,731,000
                                              -----------    -----------
Retained earnings at end of period            $16,544,000    $17,912,000
                                              ===========    ===========
Per Share Data:
 Basic:
  Net income (loss)                                 $(.23)          $.12
                                                    =====           ====
 Diluted:
  Net income (loss)                                 $(.23)          $.12
                                                    =====           ====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended June 30,
                                                       2000         1999
                                                       ----         ----
Operating activities:
 Net income (loss)                                    $ (354,000)  $  181,000
                                                      ----------   ----------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                          240,000      263,000
  Gain on sale of property, plant and equipment          (23,000)
  (Increase) Decrease in operating assets:
   Accounts receivable                                  (506,000)     637,000
   Inventory, net of customer deposits                 1,814,000      294,000
   Prepaid expenses and other current and non-
    current assets                                      (115,000)      19,000
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities            (1,142,000)  (1,374,000)
   Accrued compensation, accrued pension
    liability, and accrued postemployment
    benefits                                              92,000      204,000
   Domestic and foreign income taxes                     242,000       87,000
   Other long-term liabilities                                         (2,000)
                                                      ----------   ----------
    Total adjustments                                    602,000      128,000
                                                      ----------   ----------
 Net cash provided by operating activities               248,000      309,000
                                                      ----------   ----------
Investing activities:
 Purchase of property, plant and equipment              (188,000)     (79,000)
 Proceeds from sale of property, plant &
  equipment                                               27,000
 Purchase of investments                                             (904,000)
 Proceeds from maturity of investments                                906,000
                                                      ----------   ----------
 Net cash used by investing activities                  (161,000)     (77,000)
                                                      ----------   ----------
Financing activities:
 Increase in short-term debt                              95,000      165,000
 Proceeds from issuance of long-term debt              5,844,000
 Principal repayments on long-term debt               (7,103,000)     (81,000)
 Purchase of treasury stock                                           (10,000)
                                                      ----------   ----------
 Net cash provided (used) by financing activities     (1,164,000)      74,000
                                                      ----------   ----------
 Effect of exchange rate on cash                          (8,000)      (6,000)
                                                      ----------   ----------
 Net increase (decrease) in cash and equivalents      (1,085,000)     300,000
 Cash and equivalents at beginning of period           1,110,000      120,000
                                                      ----------   ----------
 Cash and equivalents at end of period                $   25,000   $  420,000
                                                      ==========   ==========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                           JUNE 30, 2000

---------------------------------------------------------------------------
NOTE 1 - INVENTORIES
---------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           6/30/00       3/31/00
                                           -------       -------
Raw materials and supplies               $1,524,000   $1,627,000
Work in process                           6,386,000    6,045,000
Finished products                         1,281,000    1,304,000
                                         ----------   ----------
                                          9,191,000    8,976,000
Less - progress payments                  3,968,000    2,336,000
                                         ----------   ----------
                                         $5,223,000   $6,640,000
                                         ==========   ==========

---------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
---------------------------------------------------------------------------
   Basic  earnings per share is computed by dividing net income  by the  weighted average number of common shares outstanding  for  the
period.   Diluted earnings per share is calculated by dividing  net
income  by  the  weighted  average  number  of  common  and,   when
applicable, potential common shares outstanding during the  period.
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

                                                  Three months
                                                 ended June 30,
                                               2000          1999
                                               ----          ----
Basic earnings (loss) per share

 Numerator:
  Net income (loss)                           $(354,000)    $ 181,000
                                              ---------     ---------
 Denominator:
  Weighted common shares outstanding          1,504,000     1,520,000
  Share equivalent units (SEU) outstanding
                                                 11,000         5,000
                                              ---------     ---------
  Weighted average shares and SEU's
   outstanding                                1,515,000     1,525,000
                                              ---------     ---------
Basic earnings (loss) per share                   $(.23)         $.12
                                                  =====          ====

---------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE: (concluded)
---------------------------------------------------------------------------

                                                    Three months
                                                   ended June 30,
                                                  2000        1999
                                                  ----        ----
Diluted earnings (loss) per share

 Numerator:
  Net income (loss)                            $(354,000)   $ 181,000
                                               ---------    ---------
 Denominator:
  Weighted average shares and SEU's
   outstanding                                 1,515,000    1,525,000
  Stock options outstanding                                     6,000
  Contingently issuable SEU's                                   6,000
                                               ---------    ---------
  Weighted average common and potential
   common shares outstanding                   1,515,000    1,537,000
                                               ---------    ---------

Diluted earnings (loss) per share                  $(.23)        $.12
                                                   =====         ====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share as the effect would be antidilutive due to the net loss.


---------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
---------------------------------------------------------------------------

   Actual interest paid was $77,000 and $41,000 for the three months ended June 30, 2000 and 1999, respectively. In addition, actual income taxes refunded were $411,000 for the three months ended June 30, 2000 and actual income taxes paid were $32,000 for the three months ended June 30, 1999.



---------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
---------------------------------------------------------------------------

   Total comprehensive income (loss) was $(476,000) and $152,000 for the three months ended June 30, 2000 and 1999, respectively. Other comprehensive loss included foreign currency translation adjustments of $122,000 and $29,000 for the quarters ended June 30, 2000 and 1999, respectively.

---------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION
---------------------------------------------------------------------------

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                                               Three months
                                              ended June 30,
                                             2000         1999
                                             ----         ----
Sales from external customers
U.S.                                     $7,413,000   $8,054,000
U.K.                                        871,000      999,000
                                         ----------   ----------
Total                                    $8,284,000   $9,053,000
                                         ==========   ==========
Intersegment sales
U.S.                                     $    9,000
U.K.                                        194,000   $  254,000
                                        -----------   ----------
Total                                    $  203,000   $  254,000
                                         ==========   ==========
Segment net income (loss)
U.S.                                     $ (404,000)  $  233,000
U.K.                                        (33,000)     (52,000)
                                         ----------   ----------
Total                                    $ (437,000)  $  181,000
                                         ==========   ==========

   The segment net income (loss) above is reconciled to the consolidated totals as follows:

Total segment net income (loss)          $(437,000)   $181,000
Eliminations                                83,000
                                         ---------    --------
Net income (loss)                        $(354,000)   $181,000
                                         =========    ========

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                           June 30, 2000

Results of Operations
---------------------
   Sales decreased 8% in the first quarter of fiscal year 2001 compared to the same period last year. Sales for the first quarter decreased 8% in the United States and 15% in the United Kingdom compared to fiscal year 2000. The decrease in the United States sales is attributable to customer changes to equipment specifications which resulted in longer production schedules for several large projects. The decline in the United Kingdom sales is a reflection of the low level of new orders obtained during fiscal year 2000. In addition, the strength of the pound sterling as compared to other foreign currencies and the recession in the United Kingdom manufacturing sector have adversely impacted sales volumes and prices.

   Cost of sales as a percent of sales for the first quarter was 78% compared to 71% a year ago. Cost of sales as a percent of sales for the United States operating segment was 80% for the current quarter compared to 71% for the first quarter of fiscal year 2000. For the United Kingdom operations, cost of sales remained stable at 74%. While cost of sales as a percent of sales remained consistent in the United Kingdom, the significant increase in the United States is due to product mix as direct costs incurred in producing the new rectangular condenser product line are greater than the direct costs for the smaller, circular condensers. In addition, fixed production costs have increased while sales levels have declined causing this percentage to climb.

   Selling, general and administrative expenses for the three months ended June 30, 2000 were substantially the same as selling, general and administrative expenses for the same period of fiscal year 2000 and represented 28% of sales as compared to 25% in the first quarter last year. Selling, general and administrative expenses as a percent of sales exceeds the prior year percentage primarily due to the decline in sales levels during the current quarter as compared to the first quarter of last year.

   Interest expense for the first quarter is up 76% or $32,000 from the same period in fiscal year 2000. The increase is attributable to a higher level of borrowing in the United States during the quarter for working capital needs.

   The effective income tax rate for the first quarter was 32% compared to 40% for the comparable three months of last year. The lower rate in the current year results from the utilization of prior year operating losses in the United Kingdom.


Liquidity and Capital Resources
-------------------------------
   The financial condition of the Company remained relatively stable. Working capital of $10,993,000 at June 30, 2000 compares to $12,397,000 at March 31, 2000. The working capital decrease

Liquidity and Capital Resources (concluded)
-------------------------------------------
reflects decreases of $2,104,000 and $700,000 in current assets and current liabilities, respectively. The decrease in current assets related primarily to significant declines in cash and inventory. The decrease in cash is due to paydowns on long-term debt while the decline in inventory is due to the receipt of additional progress payments on several large projects which are reported as a reduction to inventory. The decrease in current liabilities is attributable to a reduction in accounts payable which is mainly the result of timing of purchases. The current ratio has remained steady at 2.2.

   Net cash provided from operating activities for the first quarter was $248,000. Net loss, adjusted for depreciation and amortization, used $114,000 of operating cash. However, as noted above, the receipt of progress payments generated cash from operations to offset this use. Net cash used in investing activities for the three month period of $161,000 was utilized for capital expenditures which were $188,000 compared to $79,000 for the same period last year. The Company had commitments for capital expenditures of approximately $625,000 as of June 30, 2000. Management anticipates spending approximately $1,000,000 in fiscal year 2001 for capital additions to upgrade computer equipment and machinery. Net cash used in financing activities of $1,164,000 was due primarily to paydowns on the United States line of credit.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2001 cash requirements.

   The long-term debt to equity ratio of 6% compares to 13% at March 31, 2000. The total liabilities to assets ratio is 49% compared to 51% at March 31, 2000. These ratios are reflective of the continued stability and strength of the Company's financial condition.


New Orders and Backlog
----------------------
   New orders for the first quarter were $12,425,000 compared to $7,334,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $11,760,000 compared to $6,538,000 for the same period in fiscal year 2000. New orders in the United Kingdom were $1,101,000 compared to $1,104,00 for the same quarter last year. The significant increase in new orders in the United States is due to significant orders obtained for rectangular condensers and other large equipment in the refinery and plastics industries.

   Management anticipates growth opportunities in the power, pharmaceutical, fiber and resin industries. The Company will pursue new business in these areas in order to increase market share.

New Orders and Backlog(concluded)
---------------------------------
   Backlog of unfilled orders at June 30, 2000 is $28,418,000 compared to $13,857,000 at this time a year ago and $24,302,000 at March 31, 2000. Prior to intercompany eliminations, current backlog in the United States of $28,027,000 compares to $23,689,000 at March 31, 2000 and $13,108,000 at June 30, 1999. Current
backlog in the United Kingdom of $1,179,000 compares to $1,198,000 at March 31, 2000 and $958,000 at June 30, 1999. The current backlog is reflective of the recent order activity. The current backlog, with the exception of approximately $5,000,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
     The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at June 30, 2000, a 1% change in interest rates would impact annual interest expense by $27,000.

     Over the past three years, Graham's international consolidated sales exposure approximates fifty percent of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost, the ability to competitively compete for orders against competition having a relatively weaker currency.
Business lost due to this cannot be quantified. Secondly, redemption value of sales can be adversely impacted. The substantial  portion  of  Graham's  sales  are  collected  in  U.S.
dollars. The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Graham uses derivatives for no other reason.

     Foreign operations produced a net loss in the first quarter of $34,000. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would impact first quarter net loss by approximately $3,000.

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at June 30, 2000 and 1999 and the respective quarter end market price per share, a twenty to forty percent change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's first quarter operating results by $26,000 to $53,000 for 2001 and $20,000 to $40,000 for 2000. In the first quarter of 2001, the loss, net of tax, recorded due to the increase in the stock price was not significant. Assuming required net income of $500,000 to award SEU's is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the June 30, 2000 market price of the Company's stock of $7.63 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $36,000 to $73,000 in 2002, $38,000 to $77,000 in 2003
and $40,000 to $81,000 in 2004, 2005 and 2006.


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

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                           JUNE 30, 2000
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended June 30, 2000.



















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




Date 08/04/00

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

     (b)  Debt securities

          Not applicable.

(10) Material Contracts

     1989 Stock Option and Appreciation Rights Plan of Graham Corporation (filed on the Registrant's Proxy Statement for its 1990 Annual Meeting of Stockholders and incorporated herein by reference.)

     1995 Graham Corporation Incentive Plan to Increase Shareholder Value (filed on the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders and incorporated herein by reference.)

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

-------------------------
     Long-Term Stock Ownership Plan of Graham Corporation (filed on the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

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