Form 10-Q
period 2000-09-30
GRAHAM CORP
filed 2000-11-06
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    September 30, 2000
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                    YES __X__      NO _____

   As of November 6, 2000, there were outstanding 1,629,322 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                        SEPTEMBER 30, 2000

                  PART I - FINANCIAL INFORMATION


































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of September 30, 2000 and for the three month and six month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 2000 and its results of operations for the three and six month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                            September 30,     March 31,
                                                 2000           2000
                                                 ----           ----
Assets
Current Assets:
 Cash and equivalents                       $    98,000    $ 1,110,000
 Investments                                  4,905,000      4,905,000
 Trade accounts receivable                    7,197,000      7,593,000
 Inventories                                  5,709,000      6,640,000
 Domestic and foreign income taxes
  receivable                                                   300,000
 Deferred income tax asset                    1,526,000      1,644,000
 Prepaid expenses and other current assets      483,000        400,000
                                            -----------    -----------
                                             19,918,000     22,592,000
Property, plant and equipment, net           10,087,000     10,105,000
Deferred income tax asset                     1,941,000      1,862,000
Other assets                                     26,000         37,000
                                            -----------    -----------
                                            $31,972,000    $34,596,000
                                            ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                            September 30,     March 31,
                                                 2000           2000
                                                 ----           ----

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                            $ 1,150,000    $ 2,000,000
 Current portion of long-term debt              196,000        286,000
 Accounts payable                             1,995,000      2,672,000
 Accrued compensation                         2,584,000      3,228,000
 Accrued expenses and other liabilities         740,000        865,000
 Customer deposits                              823,000        444,000
 Domestic and foreign income taxes payable       70,000
 Contingent liability                                          700,000
                                            -----------    -----------
                                              7,558,000     10,195,000

Long-term debt                                2,025,000      1,948,000
Accrued compensation                            807,000        766,000
Deferred income tax liability                    31,000         33,000
Other long-term liabilities                      12,000         13,000
Accrued pension liability                     1,462,000      1,339,000
Accrued postretirement benefits               3,246,000      3,210,000
                                            -----------    -----------
 Total liabilities                           15,141,000     17,504,000
                                            -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued 1,697,645 shares on September 30,
   2000 and 1,690,595 on March 31, 2000         169,000        169,000
 Capital in excess of par value               4,537,000      4,521,000
 Retained earnings                           16,301,000     16,898,000
 Accumulated other comprehensive loss        (2,173,000)    (1,964,000)
                                            -----------    -----------
                                             18,834,000     19,624,000
Less:
 Treasury Stock                              (1,161,000)    (2,532,000)
 Notes receivable from officers and
  directors                                    (842,000)
                                            -----------    -----------
Total shareholders' equity                   16,831,000     17,092,000
                                            -----------    -----------
                                            $31,972,000    $34,596,000
                                            ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                Three Months               Six Months
                             ended September 30,       ended September 30,
                              2000         1999         2000         1999
                              ----         ----         ----         ----
Net Sales                 $11,726,000  $11,659,000  $20,010,000  $20,712,000
                          -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold      8,812,000    8,368,000   15,237,000   14,782,000
 Selling, general and
  administrative            2,444,000    2,423,000    4,751,000    4,721,000
 Interest expense              66,000       69,000      140,000      110,000
                          -----------  -----------  -----------  -----------
                           11,322,000   10,860,000   20,128,000   19,613,000
                          -----------  -----------  -----------  -----------
Income (Loss) before
 income taxes                 404,000      799,000     (118,000)   1,099,000
Provision (Benefit) for
 income taxes                 137,000      290,000      (31,000)     409,000
                          -----------  -----------  -----------  -----------
Net income                    267,000      509,000      (87,000)     690,000

Retained earnings at
 beginning of period       16,544,000   17,912,000   16,898,000   17,731,000
Loss on issuance of
 treasury stock              (510,000)                 (510,000)
                          -----------  -----------  -----------  -----------
Retained earnings at
 end of period            $16,301,000  $18,421,000  $16,301,000  $18,421,000
                          ===========  ===========  ===========  ===========
Per Share Data:
 Basic:
  Net income (loss)              $.17         $.33        $(.06)        $.45
                                 ====         ====        =====         ====
 Diluted:
  Net income (loss)              $.16         $.33        $(.06)        $.45
                                 ====         ====        =====         ====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                      September 30,
                                                    2000         1999
                                                    ----         ----
Operating activities:
 Net income (loss)                              $  (87,000)   $  690,000
                                                ----------    ----------
 Adjustments to reconcile net income to net
  cash(used) provided by operating
  activities:
  Depreciation and amortization                    479,000       510,000
  Gain on sale of property, plant and
   equipment                                       (55,000)       (1,000)
  (Increase) Decrease in operating assets:
   Accounts receivable                             334,000       201,000
   Inventory, net of customer deposits           1,229,000       966,000
   Prepaid expenses and other current and
    non-current assets                             (91,000)   (1,249,000)
  Increase (Decrease) in operating
   liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities      (2,065,000)   (2,929,000)
   Accrued compensation, accrued pension
    liability, and accrued postemployment
    benefits                                       200,000       (55,000)
   Domestic and foreign income taxes               369,000       105,000
   Other long-term liabilities                                    (2,000)
   Deferred income taxes                           (15,000)
                                                ----------    ----------
    Total adjustments                              385,000    (2,454,000)
                                                ----------    ----------
 Net cash provided (used) by operating
  activities                                       298,000    (1,764,000)
                                                ----------    ----------

                GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                    Six Months Ended
                                                      September 30,
                                                    2000         1999
                                                    ----         ----
Investing activities:
 Purchase of property, plant and equipment        (786,000)     (256,000)
 Proceeds from sale of property, plant and
  equipment                                        293,000         1,000
 Purchase of investments                                        (904,000)
 Proceeds from maturity of investments                           906,000
                                                ----------    ----------
 Net cash used by investing activities            (493,000)     (253,000)
                                                ----------    ----------
Financing activities:
 Increase (Decrease) in short-term debt           (850,000)    2,084,000
 Proceeds from issuance of long-term debt        8,934,000
 Principal repayments on long-term debt         (8,922,000)     (165,000)
 Issuance of common stock                           23,000
 Sale of treasury stock                             12,000
 Purchase of treasury stock                                      (10,000)
                                                ----------    ----------
 Net cash (used) provided by financing
  activities                                      (803,000)    1,909,000
                                                ----------    ----------
 Effect of exchange rate on cash                   (14,000)      (12,000)
                                                ----------    ----------
 Net decrease in cash and equivalents           (1,012,000)     (120,000)

 Cash and equivalents at beginning of            1,110,000       120,000
  period
                                                ----------    ----------
 Cash and equivalents at end of period          $   98,000    $        0
                                                ==========    ==========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                        SEPTEMBER 30, 2000
------------------------------------------------------------------------
NOTE 1 - INVENTORIES
------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           9/30/00       3/31/00
                                           -------       -------
Raw materials and supplies               $1,399,000   $1,627,000
Work in process                           4,486,000    6,045,000
Finished products                         1,548,000    1,304,000
                                         ----------   ----------
                                          7,433,000    8,976,000
Less - progress payments                  1,724,000    2,336,000
                                         ----------   ----------
                                         $5,709,000   $6,640,000
                                         ==========   ==========

------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
------------------------------------------------------------------------
   Basic  earnings per share is computed by dividing net income  by the  weighted average number of common shares outstanding  for  the
period.   Diluted earnings per share is calculated by dividing  net
income  by  the  weighted  average  number  of  common  and,   when
applicable, potential common shares outstanding during the  period.
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

                                   Three months            Six months
                               ended September 30,     ended September 30,
                                2000        1999        2000         1999
                                ----        ----        ----         ----
Basic earnings (loss)
 per share

 Numerator:
  Net income (loss)          $  267,000  $  509,000  $  (87,000)  $  690,000
                             ----------  ----------  ----------   ----------
 Denominator:
  Weighted common shares
   outstanding                1,590,000   1,520,000   1,547,000    1,520,000
  Share equivalent units
   (SEU) outstanding             11,000      11,000      11,000        8,000
                             ----------  ----------  ----------   ----------
  Weighted average shares
   and SEU's outstanding      1,601,000   1,531,000   1,558,000    1,528,000
                             ----------  ----------  ----------   ----------
Basic earnings (loss)
 per share                         $.17        $.33       $(.06)        $.45
                                   ====        ====       =====         ====

------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE: (concluded)
------------------------------------------------------------------------

                                   Three months            Six months
                               ended September 30,     ended September 30,
                                2000        1999        2000         1999
                                ----        ----        ----         ----
Diluted earnings (loss)
 per share

 Numerator:
  Net income (loss)          $  267,000  $  509,000  $  (87,000)  $  690,000
                             ----------  ----------  ----------   ----------
 Denominator:
  Weighted average shares
   and SEU's outstanding      1,601,000   1,531,000   1,558,000    1,528,000
  Stock options
   outstanding                   17,000       3,000                    4,000
  Contingently issuable
   SEU's                          8,000                                7,000
                             ----------  ----------  ----------   ----------
  Weighted average common
   and potential common
   shares outstanding         1,618,000   1,542,000   1,558,000    1,539,000
                             ----------  ----------  ----------   ----------
Diluted earnings (loss)
 per share                         $.16        $.33       $(.06)        $.45
                                   ====        ====       =====         ====

   Options to purchase 46,500 shares of common stock at $21.44 per share, 9,000 shares at $21.25, 2,250 shares at $17.88, 8,250 shares at  $17, 2,250 shares at $16.13, 8,250 shares at $11.33, and  9,000 shares at $11 were not included in the computation of diluted earnings per share for the three month period in fiscal year 2001 because the options' exercise price was greater than the average market price of the common shares.

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the six month period in fiscal year 2001 as the effect would be antidilutive due to the net loss for the period.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Actual  interest  paid  was $142,000 and  $94,000  for  the  six
months  ended  September  30,  2000  and  1999,  respectively.   In
addition, actual income taxes refunded were $385,000 for the six months ended September 30, 2000 and actual income taxes paid were $304,000 for the six months ended September 30, 1999.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT (concluded)
-------------------------------------------------------------------------
   Non-cash  activities during the six months ended  September  30,
2000  included  capital  expenditures totaling  $2,000  which  were
financed  through  the  issuance of capital leases.   In  addition,
certain officers and directors purchased treasury stock from the Company in which the individuals paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares.

   During the six months ended September 30, 1999, non cash activities included the reversal of a minimum pension liability adjustment, net of a $510,000 tax benefit, totaling $1,191,000 which had been recognized in the previous year.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------
   Total  comprehensive income was $180,000 and $1,787,000 for  the three  months  ended  September 30, 2000  and  1999,  respectively.
Other comprehensive income (loss) for the three months ended September 30, 2000 and 1999 included foreign currency translation
adjustments   of   $(87,000)  and  $87,000,  respectively.    Total
comprehensive income (loss) for the six months ended September  30,
2000  and 1999 was $(296,000) and $1,939,000, respectively.   Other
comprehensive income (loss) for the six months ended September  30,
2000 and 1999 included foreign currency translation adjustments  of
$(209,000)   and   $58,000,  respectively.   In   addition,   other
comprehensive income for the three month and six month periods ended September 30, 1999 included a minimum pension liability adjustment of $1,191,000.

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

                          Three Months Ended     Six Months Ended
                            September 30,          September 30,
                           2000        1999       2000       1999
                           ----        ----       ----       ----
Sales from external
 customers
  U.S.                $11,071,000  $10,660,000  $18,484,000  $18,714,000
  U.K.                    655,000      999,000    1,526,000    1,998,000
                      -----------  -----------  -----------  -----------
  Total               $11,726,000  $11,659,000  $20,010,000  $20,712,000
                      ===========  ===========  ===========  ===========

-------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION (concluded)
-------------------------------------------------------------------------

                          Three Months Ended     Six Months Ended
                            September 30,          September 30,
                           2000        1999       2000       1999
                           ----        ----       ----       ----
Intersegment sales
  U.S.                $     9,000  $   160,000  $    18,000  $   160,000
  U.K.                    575,000      291,000      769,000      545,000
                      -----------  -----------  -----------  -----------
  Total               $   584,000  $   451,000  $   787,000  $   705,000
                      ===========  ===========  ===========  ===========
Segment net income
 (loss)
  U.S.                $   271,000  $   569,000  $  (133,000) $   802,000
  U.K.                     (1,000)    (172,000)     (34,000)    (224,000)
                      -----------  -----------  -----------  -----------
  Total segment net
   income                 270,000      397,000     (167,000)     578,000
                      ===========  ===========  ===========  ===========
  Elimination of
   intercompany profit
   in inventory            (3,000)     112,000       80,000      112,000
                      -----------  -----------  -----------  -----------
  Net income          $   267,000  $   509,000  $   (87,000) $   690,000
                      ===========  ===========  ===========  ===========

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                        September 30, 2000

Results of Operations
---------------------
   Sales increased 1% in the second quarter of fiscal year 2001 compared to 2000. Sales for the second quarter increased 2% in the United States and decreased 5% in the United Kingdom compared to 2000. Sales for the six months ended September 30, 2000 were down 2% and 10% in the United States and the United Kingdom, respectively, compared to sales for the same period last year. The decline in sales for the six month period in the United States is attributable to uneven shipment schedules among the four quarters of the year due to customer requirements. The decline in the
United Kingdom was due primarily to a decrease in the foreign exchange rate. An increase in sales is anticipated for the remainder of the year and annual sales are forecasted to exceed sales for fiscal year 2000.

   Cost of sales as a percent of sales for the second quarter 2001 increased slightly to 75% compared to 72% a year ago. In the United States, cost of sales as a percent of sales was 77% compared to 73% for the same quarter last year. In the United Kingdom, cost of sales as a percent of sales for the quarter was 68% compared to 81% last year. For the six months, cost of sales as a percent of sales climbed to 76% compared to 71% in fiscal year 2000. For the six month period in the United States, the cost of sales percentage was 78% compared to 72% for the same period last year while in the United Kingdom it declined from 78% to 71%. The increases in the
United States are due to product mix as direct costs for rectangular condensers exceed direct costs for the smaller, circular condensers. The United Kingdom percentages are also product mix as prior year sales consisted of significant projects which were material intensive.

   For the three month and six month periods, selling, general and administrative expenses increased 1% from the same periods in fiscal year 2000. Selling, general and administrative expenses as a percent of sales for the quarters ended September 30, 2000 and 1999 remained stable at 21%. For the six month period, selling, general and administrative expenses increased to 24% from 23% last year. These increases are primarily attributable to marketing expenses incurred in the United States in accordance with the Company's strategic plan.

   Interest expense for the second quarter of the current year was consistent with the prior year period. However, interest expense increased 27% for the six month period as compared to the same period in fiscal year 2000. This increase is reflective of higher levels of borrowing in the United States throughout the first half of the year compared to the first half of fiscal year 2000.

   The effective income tax rates for the second quarter and six month period in fiscal year 2001 were 34% and 26%, respectively, compared with the 2000 effective tax rates of 36% and 37% for the same periods.

Financial Condition
-------------------
   The financial condition of the Company has remained stable and strong during fiscal year 2001. Working capital of $12,360,000 at September 30, 2000 compares to $12,397,000 at March 31, 2000. This working capital decrease reflects a decline in current assets of $2,674,000 and a decrease in current liabilities of $2,637,000.
The decrease in current assets related primarily to significant declines in cash and inventory. The decrease in cash is due to paydowns on short-term debt while the decline in inventory is attributable to the shipment of a large project that was in process at March 31, 2000. The decrease in current liabilities reflects the paydown of short-term debt, the decline in accounts payable which is attributable to timing of purchases and a decrease in the contingent liability due to the settlement of the Batavia landfill claim. The current ratio at September 30, 2000 is 2.6 compared to
2.2 at March 31, 2000.

   Net cash provided from operating activities for the six months was $298,000. Net loss, adjusted for depreciation and amortization, provided for $392,000 of operating cash. Net cash used in investing activities for the first half of the year was $493,000. Capital expenditures were $786,000 compared to $256,000 for the same period last year. Proceeds from the sale of capital assets were used to finance a portion of the capital purchases. There were no major commitments for capital expenditures as of September 30, 2000. Net cash used in financing activities of $803,000 was due primarily to paydowns on short-term debt.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2001 cash requirements.

   Total long-term debt decreased $13,000 due to scheduled paydowns on bank debt and capital leases offset by an increase in borrowing on the United States line of credit. The long-term debt to equity ratio remains unchanged at 13% at September 30, 2000 compared to fiscal year end 2000 and the total liabilities to assets ratio is 47% compared to 51% at March 31, 2000.

   Shareholders' Equity decreased $261,000 from March 31, 2000. This decrease is attributable to a net loss of $87,000, other comprehensive loss of $209,000 and the sale of treasury stock which reduced treasury stock and retained earnings by $1,371,000 and $510,000, respectively. This treasury stock transaction also resulted in the recording of a note receivable of $842,000 which is classified as a reduction of shareholders' equity.


New Orders and Backlog
----------------------
   New orders for the second quarter were $11,524,000 compared to $10,174,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $10,267,000 compared to $9,334,000 for the same period in fiscal 2000. New orders in the United Kingdom were $1,585,000 compared to $1,149,000 for the same quarter last year.

New Orders and Backlog (concluded
---------------------------------
   For the first half of the fiscal year new orders were $23,948,000 compared to $17,502,000 for the comparable six month period of fiscal 2000. Prior to eliminations, new orders in the United States were $22,028,000 for the six month period compared to $15,872,000 for the same period last year and new orders in the United Kingdom were $2,684,000 compared to $2,253,000 in fiscal 2000. The current level of new order activity is due to significant orders obtained for rectangular condensers and ejector systems. Management is optimistic that the core markets the Company serves are beginning to rebound and anticipates increased demand for its products in the refinery industry in light of the recent oil shortage.

   Backlog of unfilled orders at September 30, 2000 is $28,180,000 compared to $12,240,000 at this time a year ago and $24,302,000 at March 31, 2000. Prior to eliminations, current backlog in the United States of $27,214,000 compares to $23,689,000 at March 31, 2000 and $11,620,000 at September 30, 1999. Current backlog in the United Kingdom of $1,486,000 compares to $1,198,000 at March 31, 2000 and $857,000 at September 30, 1999. The improved backlog is reflective of the recent order activity. The current backlog, with the exception of approximately $6,000,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
   The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at September 30, 2000, a 1% change in interest rates would impact annual interest expense by $31,000.

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

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
   Foreign operations produced a net loss in the second quarter and year-to-date of $1,000 and $34,000, respectively. As currency exchange rates change, translations of the income statements of our
U.K.    business   into   U.S.   dollars   affects   year-over-year
comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would have no impact on second quarter results and the year-to-date net loss would be impacted by approximately $3,000.

   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at September 30, 2000 and 1999 and the respective quarter end market price per share, a twenty to forty percent change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's second quarter operating results by $35,000 to $69,000 for 2001 and $14,000 to $27,000 for 2000. In the second quarter of 2001, the loss, net of tax benefit, recorded due to the increase in the stock price was $27,000. Assuming required net income of $500,000 to award SEU's is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the September 30, 2000 market price of the Company's stock of $11.50 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $45,000 to $89,000 in 2002, $47,000 to $93,000 in 2003 and $49,000 to $97,000 in 2004, 2005 and 2006.

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

Forward Looking
---------------
   Certain statements contained in this document, that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and

Forward Looking (concluded)
---------------
generally use words so indicative. The Company wishes to caution the reader that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filing with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                        SEPTEMBER 30, 2000
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. A Form 8-K was filed on August 23, 2000 and included Items 5 and 7. No financial statements were required to be filed as part of the report.



















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




Date 11/06/00

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

          Stockholder Rights Plan of Graham Corporation  (filed  as
          Item 5 to Registrant's current report filed on Form 8-K on August 23, 2000 and Registrant's Form 8-A filed on
          September   15,   2000,   and  incorporated   herein   by
          reference.)

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

-------------------------
     Senior Executive Severance Agreements with Named Executive Officers (filed as Exhibit 10.5 to the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 1998, and is incorporated herein by reference.)

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

     Not Applicable.

(19) Report furnished to security holders

     None.

(22) Published report regarding matters submitted to vote of security holders

     The   2000   Annual   Meeting   of   Stockholders   of  Graham
     Corporation was held on July 27.

     The individuals named below were reelected to serve on the Company's Board of Directors:

                              Votes For     Votes Withheld
                              ---------     --------------
     Alvaro Cadena            1,365,244         57,232
     Helen H. Berkeley        1,336,664         85,812
     H. Russel Lemcke         1,365,754         56,722

     Jerald D. Bidlack,  Philip S. Hill  and  Cornelius  S.  Van
     Rees all continue as directors of the Company.

     The proposal to approve the Long-Term Stock Ownership Plan of Graham Corporation was approved with 721,437 shares voting for, 183,654 shares voting against, and 11,093 shares abstaining.

     The appointment of Deloitte & Touche LLP as independent auditors was ratified, with 1,371,939 shares voting for, 42,711 shares voting against, and 7,826 shares abstaining.

-------------------------
(23) Consents of experts and counsel

     Not applicable.

(24) Power of Attorney

     Not applicable.

(27) Financial Data Schedule

     Financial Data Schedule is included herein as Exhibit 27 of this report.

(99) Additional exhibits

     None.