Form 10-Q
period 2000-12-31
GRAHAM CORP
filed 2001-02-13
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended December 31, 2000
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES __X__      NO _____
   As of February 12, 2001, there were outstanding 1,629,322 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                         DECEMBER 31, 2000

                  PART I - FINANCIAL INFORMATION


































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of December 31, 2000 and for the three month and nine month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 2000 and its results of operations for the three and nine month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                              December 31,    March 31,
                                                  2000           2000
                                                  ----           ----
Assets
Current Assets:
 Cash and equivalents                         $    92,000    $ 1,110,000
 Investments                                    4,905,000      4,905,000
 Trade accounts receivable                      7,528,000      7,593,000
 Inventories                                    6,492,000      6,640,000
 Domestic and foreign income taxes
  receivable                                      179,000        300,000
 Deferred income tax asset                      1,496,000      1,644,000
 Prepaid expenses and other current assets        575,000        400,000
                                              -----------    -----------
                                               21,267,000     22,592,000
Property, plant and equipment, net             10,026,000     10,105,000
Deferred income tax asset                       1,956,000      1,862,000
Other assets                                       21,000         37,000
                                              -----------    -----------
                                              $33,270,000    $34,596,000
                                              ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                              December 31,    March 31,
                                                  2000           2000
                                                  ----           ----

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                              $ 3,586,000    $ 2,000,000
 Current portion of long-term debt                183,000        286,000
 Accounts payable                               3,242,000      2,672,000
 Accrued compensation                           2,296,000      3,228,000
 Accrued expenses and other liabilities           776,000        865,000
 Customer deposits                                710,000        444,000
 Contingent liability                                            700,000
                                              -----------    -----------
                                               10,793,000     10,195,000

Long-term debt                                    226,000      1,948,000
Accrued compensation                              788,000        766,000
Deferred income tax liability                      31,000         33,000
Other long-term liabilities                        12,000         13,000
Accrued pension liability                       1,493,000      1,339,000
Accrued postretirement benefits                 3,272,000      3,210,000
                                              -----------    -----------
 Total liabilities                             16,615,000     17,504,000
                                              -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued 1,697,645 shares on December 31,
   2000 and 1,690,595 on March 31, 2000           170,000        169,000
 Capital in excess of par value                 4,567,000      4,521,000
 Retained earnings                             15,998,000     16,898,000
 Accumulated other comprehensive loss          (2,077,000)    (1,964,000)
                                              -----------    -----------
                                               18,658,000     19,624,000
Less:
 Treasury Stock                                (1,161,000)    (2,532,000)
 Notes receivable from officers and
  directors                                      (842,000)
                                              -----------    -----------
Total shareholders' equity                     16,655,000     17,092,000
                                              -----------    -----------
                                              $33,270,000    $34,596,000
                                              ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                 Three Months              Nine Months
                              ended December 31,        ended December 31,
                              2000         1999          2000        1999
                              ----         ----          ----        ----
Net Sales                 $10,558,000  $ 8,288,000   $30,568,000  $29,000,000
                          -----------  -----------   -----------  -----------
Cost and expenses:
 Cost of products sold      8,511,000    6,485,000    23,748,000   21,266,000
 Selling, general and
  administrative            2,464,000    2,357,000     7,215,000    7,079,000
 Interest expense              89,000       58,000       229,000      168,000
 Curtailment loss                        1,993,000                  1,993,000
                          -----------  -----------   -----------  -----------
                           11,064,000   10,893,000    31,192,000   30,506,000
                          -----------  -----------   -----------  -----------
Loss before income
 taxes                       (506,000)  (2,605,000)     (624,000)  (1,506,000)
Provision (Benefit) for
 income taxes                (203,000)    (217,000)     (234,000)     192,000
                          -----------  -----------   -----------  -----------
Net loss                     (303,000)  (2,388,000)     (390,000)  (1,698,000)

Retained earnings at
 beginning of period       16,301,000   18,421,000    16,898,000   17,731,000
Loss on issuance of
 treasury stock                                         (510,000)
                          -----------  -----------   -----------  -----------
Retained earnings at
 end of period            $15,998,000  $16,033,000   $15,998,000  $16,033,000
                          ===========  ===========   ===========  ===========
Per Share Data:
 Basic:
  Net loss                      $(.18)      $(1.57)        $(.25)      $(1.11)
                                =====       ======         =====       ======
 Diluted:
  Net loss                      $(.18)      $(1.57)        $(.25)      $(1.11)
                                =====       ======         =====       ======

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                       December 31,
                                                    2000         1999
                                                    ----         ----
Operating activities:
 Net loss                                      $  (390,000)   $(1,698,000)
                                               -----------    -----------
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                     718,000        756,000
 (Gain) Loss on sale of property, plant and
  equipment                                        (54,000)        20,000
 (Increase) Decrease in operating assets:
  Accounts receivable                                9,000      1,366,000
  Inventory, net of customer deposits              405,000        (96,000)
  Prepaid expenses and other current and
   non-current assets                             (182,000)      (202,000)
 Increase (Decrease) in operating
  liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other liabilities       (1,086,000)    (2,520,000)
  Deferred compensation, deferred pension
   liability, and accrued postemployment
   benefits                                        237,000        224,000
  Domestic and foreign income taxes                120,000        (89,000)
  Other long-term liabilities                                      (5,000)
  Deferred income taxes                              9,000
                                               -----------    -----------
   Total adjustments                               176,000       (546,000)
                                               -----------    -----------
  Net cash used by operating activities           (214,000)    (2,244,000)
                                               -----------    -----------

                GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                    Nine Months Ended
                                                       December 31,
                                                    2000         1999
                                                    ----         ----
Investing activities:
 Purchase of property, plant and equipment        (921,000)      (494,000)
 Proceeds from sale of property, plant and
  equipment                                        293,000          7,000
 Purchase of investments                                         (904,000)
 Proceeds from maturity of investments                            906,000
                                               -----------    -----------
 Net cash used by investing activities            (628,000)      (485,000)
                                               -----------    -----------
Financing activities:
 Increase (Decrease) in short-term debt          1,589,000      3,007,000
 Proceeds from issuance of long-term debt       11,434,000
 Principal repayments on long-term debt        (13,258,000)      (255,000)
 Issuance of common stock                           54,000
 Sale of treasury stock                             12,000
 Purchase of treasury stock                                      (125,000)
                                               -----------    -----------
 Net cash (used) provided by financing
  activities                                      (169,000)     2,627,000
                                               -----------    -----------
 Effect of exchange rate on cash                    (7,000)        (2,000)
                                               -----------    -----------
 Net decrease in cash and equivalents           (1,018,000)      (104,000)

 Cash and equivalents at beginning of
  period                                         1,110,000        120,000
                                               -----------    -----------
Cash and equivalents at end of period          $    92,000    $    16,000
                                               ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                         DECEMBER 31, 2000
------------------------------------------------------------------------
NOTE 1 - INVENTORIES
------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           12/31/00      3/31/00
                                           --------      -------
Raw materials and supplies               $1,502,000   $1,627,000
Work in process                           6,167,000    6,045,000
Finished products                         1,586,000    1,304,000
                                         ----------   ----------
                                          9,255,000    8,976,000
Less - progress payments                  2,763,000    2,336,000
                                         ----------   ----------
                                         $6,492,000   $6,640,000
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

                                  Three months               Nine months
                               ended December 31,         ended December 31,
                                2000        1999           2000        1999
                                ----        ----           ----        ----
Basic loss per share

Numerator:
 Net loss                  $ (303,000)  $(2,388,000)   $ (390,000)  $(1,698,000)
                           ----------   -----------    ----------   -----------
Denominator:
 Weighted common shares
  outstanding               1,629,000     1,510,000     1,575,000     1,517,000
 Share equivalent units
  (SEU) outstanding            11,000        11,000        11,000         9,000
                           ----------   -----------    ----------   -----------
 Weighted average shares
  and SEU's outstanding     1,640,000     1,521,000     1,586,000     1,526,000
                           ----------   -----------    ----------   -----------
Basic loss per share            $(.18)       $(1.57)        $(.25)       $(1.11)
                                =====        ======         =====        ======

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE (concluded):
-------------------------------------------------------------------------

                                  Three months               Nine months
                               ended December 31,         ended December 31,
                                2000        1999           2000        1999
                                ----        ----           ----        ----
Diluted loss per share

 Numerator:
  Net loss                 $ (303,000)  $(2,388,000)   $ (390,000)  $(1,698,000)
                           ----------   -----------    ----------   -----------
 Denominator:
  Weighted average common
   and potential common
   shares outstanding       1,640,000     1,521,000     1,586,000     1,526,000
                           ----------   -----------    ----------   -----------
Diluted loss per share          $(.18)       $(1.57)        $(.25)       $(1.11)
                                =====        ======         =====        ======

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share as the effect would be antidilutive due to the quarterly and year-to-date net loss.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Actual  interest  paid was $227,000 and $166,000  for  the  nine
months  ended  December  31,  2000  and  1999,  respectively.    In
addition, actual income taxes refunded were $364,000 for the nine months ended December 31, 2000 and actual income taxes paid were $398,000 for the nine months ended December 31, 1999.

   Non-cash activities during the nine months ended December 31, 2000 included capital expenditures totaling $23,000 which were financed through the issuance of capital leases. In addition, certain officers and directors purchased treasury stock from the Company in which the individuals paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares. During the nine months ended December 31, 1999, non-cash activities included the reversal of a minimum pension liability adjustment, net of a $510,000 tax benefit, totaling $1,191,000 which had been recognized in the previous year.

------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
------------------------------------------------------------------------
   Total comprehensive loss was $207,000 and $2,462,000 for the three months ended December 31, 2000 and 1999, respectively. Other comprehensive income (loss) for the three months ended December 31, 2000 and 1999 included foreign currency translation adjustments of $96,000 and $(74,000), respectively.

------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME (concluded)
------------------------------------------------------------------------
   Total comprehensive loss for the nine months ended December  31,
2000  and  1999  was  $503,000 and $523,000,  respectively.   Other
comprehensive loss for the nine months ended December 31, 2000 and 1999 included foreign currency translation adjustments of $113,000 and $16,000, respectively. In addition, other comprehensive loss for the nine months ended December 31, 1999 included income for a minimum pension liability adjustment of $1,191,000.

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

                           Three Months Ended         Nine Months Ended
                              December 31,               December 31,
                           2000         1999          2000         1999
                           ----         ----          ----         ----
Sales from external
 customers
 U.S.                  $ 9,629,000   $ 7,227,000   $28,113,000   $25,941,000
 U.K.                      929,000     1,061,000     2,455,000     3,059,000
                       -----------   -----------   -----------   -----------
 Total                 $10,558,000   $ 8,288,000   $30,568,000   $29,000,000
                       ===========   ===========   ===========   ===========
Intersegment sales
 U.S.                                $     1,000   $    18,000   $   161,000
 U.K.                  $   571,000       235,000     1,340,000       780,000
                       -----------   -----------   -----------   -----------
 Total                 $   571,000   $   236,000   $ 1,358,000   $   941,000
                       ===========   ===========   ===========   ===========
Segment net income
 (loss)
 U.S.                  $  (305,000)  $  (452,000)  $  (438,000)  $   350,000
 U.K.                       56,000    (1,908,000)       22,000    (2,132,000)
                       -----------   -----------   -----------   -----------
 Total segment net
  income                  (249,000)   (2,360,000)     (416,000)   (1,782,000)
 Elimination of
  intercompany profit
  in inventory             (54,000)      (28,000)       26,000        84,000
                       -----------   -----------   -----------   -----------
Net income (loss)      $  (303,000)  $(2,388,000)  $  (390,000)  $(1,698,000)
                       ===========   ===========   ===========   ===========

-------------------------------------------------------------------------
NOTE 6 - CURTAILMENT LOSS
--------------------------------------------------------------------------

   In October 1999, management commenced the process to terminate the defined benefit pension plan in the United Kingdom. At December 31, 1999, the curtailment loss resulting from the plan termination was estimated at $1,993,000. This charge was presented separately in the Consolidated Statement of Operations. A valuation allowance was established for the full amount of the tax benefit associated with the loss. Final actuarial calculations relating to the plan termination were completed at March 31, 2000.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                         December 31, 2000

Results of Operations
---------------------
   Sales increased 27% in the third quarter of fiscal year 2001 compared to the same period in the previous year. Sales for the third quarter increased 33% in the United States and 16% in the United Kingdom compared to fiscal year 2000. Sales for the nine months ended December 31, 2000 were greater than sales for the same period last year by 5%. Sales in the United States increased 8% while sales in the United Kingdom decreased 1% from the same period last year. The increase in sales is due to the comparison to sales levels in the prior year periods which were unusually low. Management anticipates sales growth to continue through the fourth quarter.

   Cost of sales as a percent of sales for the third quarter was 81% compared to 78% a year ago. Cost of sales as a percent of sales for the three month period was 83% in the United States compared to 81% last year and in the United Kingdom it remained the same at 66%. For the nine months, cost of sales as a percent of sales increased from 73% a year ago to 78% currently. In the United States, the cost of sales percentage was 80% compared to 75% last year and in the United Kingdom it declined to 69% from 74% for the same period last year. The unfavorable percentages in the United States are due to product mix as rectangular condensers are a material intensive product line. In addition, the Company has faced fierce price competition in the last year which has negatively impacted profit margins. The improvement in the United Kingdom is due to lower manufacturing overhead costs as a result of a reduction in the workforce.

   Selling, general and administrative expenses were 5% higher in the third quarter compared to the same period in fiscal year 2000, and represented 23% of sales compared to 28% last year. For the nine month period, selling, general and administrative expenses increased 2% as compared to fiscal year 2000 and remained stable at 24% of sales. The higher selling, general and administrative expenses are attributable to costs incurred for marketing in an effort to increase sales levels. However, since sales have increased, selling, general and administrative expenses as a percent of sales have declined.

   Interest expense for the third quarter of fiscal year 2001 was 53% higher than interest expense for the comparable three month period of 2000. For the nine month period, interest expense increased 36% as compared to 2000. These significant increases are due to higher interest rates, as well as, increased short-term borrowings required for working capital needs and capital equipment purchases.

Results of Operations (concluded
--------------------------------
   The third quarter results of fiscal year 2000 reflect the recognition of a curtailment loss of $1,993,000 which represented the Company's estimate of the expense to terminate the defined pension plan in the United Kingdom. The termination of the plan was completed at March 31, 2000.

   The effective income tax rates for the third quarter and nine month period of fiscal year 2001 were 40% and 38%, respectively. The effective tax rates for the three months and nine months ended December 31, 1999 were 8% and (13%), respectively. The unusual effective tax rates for the prior year periods are attributable to the recognition of a 100% valuation allowance against the tax benefit associated with the curtailment loss mentioned above.

Financial Condition
-------------------
   Working capital of $10,474,000 at December 31, 2000 compares to $12,397,000 at the end of March. This working capital decline reflects a decrease in current assets and an increase in current liabilities of $1,325,000 and $598,000, respectively. The decrease in current assets related primarily to a decrease in cash and the increase in current liabilities is due to an increase in short-term borrowings offset by a decline in accrued compensation. The use of cash and short-term borrowings was due to paydowns on long-term debt, capital purchases and cash used to fund the net loss incurred to-date. The decrease in accrued compensation is due to the
Company's contribution to the United States pension plan and payments of deferred compensation. The current ratio at December 31, 2000 is 1.97 compared to 2.22 at March 31, 2000.

   Capital expenditures for the nine months ended December 31, 2000 were $921,000 compared to $494,000 for the same period last year. There were no major commitments for capital expenditures as of December 31, 2000.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2001 cash requirements.

   Total long-term debt decreased $1,825,000 due to refinancing of long-term bank debt with short-term borrowings and paydowns on capital leases. Debt ratios have improved with the long-term debt to equity ratio at 2% compared to 13% at March 31, 2000 due to the refinancing. The total liabilities to assets ratio is currently 50% compared to 51% at March 31, 2000.

   Shareholders' Equity decreased $437,000 from March 31, 2000. This decrease is attributable to a net loss of $390,000 and other comprehensive loss of $113,000, offset by a $47,000 increase due to the exercise of stock options. In addition, treasury stock was sold which reduced treasury stock and retained earnings by $1,371,000 and $510,000, respectively. This treasury stock transaction also resulted in the recording of a note receivable of $842,000 which is classified as a reduction of shareholders' equity.

New Orders and Backlog
----------------------
   New orders for the third quarter were $8,605,000 compared to $12,061,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $7,644,000 compared to $10,992,000 for the same period in fiscal year 2000. New orders in the United Kingdom were $1,125,000 compared to $1,307,000 for the same quarter last year.

   For the nine month period, new orders were $32,554,000 compared to $29,563,000 for the comparable nine month period of the prior year. Prior to eliminations, new orders in the United States were $29,672,000 compared to $26,864,000 for the same period last year and new orders in the United Kingdom were $3,810,000 compared to $3,560,000 in 2000. New orders were low during the third quarter due to the slowdown of the economy, however, year-to-date there has been an improvement in new order levels as compared to the prior year. Management is cautiously optimistic that new order levels will begin to improve over the next twelve months.

   Backlog of unfilled orders at December 31, 2000 is $26,242,000 compared to $15,992,000 at this time a year ago and $24,302,000 at March 31, 2000. Prior to intercompany eliminations, current backlog in the United States of $25,226,000 compares to $23,689,000 at March 31, 2000 and $15,383,000 at December 31, 1999. Current backlog in the United Kingdom of $1,137,000 compares to $1,198,000 at March 31, 2000 and $842,000 at December 31, 1999. The current backlog, with the exception of approximately $6,000,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
   The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at December 31, 2000, a 1% change in interest rates would impact annual interest expense by $37,000.

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

Quantitative and Qualitative Disclosures about Market Risk (concluded)
---------------------------------------------------------------------
substantial  portion  of  Graham's  sales  are  collected  in  U.S.
dollars.    The  Company  enters  into  forward  foreign   exchange
agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated
in  foreign  currencies.   Graham uses  derivatives  for  no  other
reason.

   Foreign operations produced net income in the third quarter and year-to-date of $56,000 and $22,000, respectively. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would impact third quarter and year-to-date net income by approximately $6,000 and $3,000, respectively.

   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at December 31, 2000 and 1999 and the respective quarter end market price per share, a twenty to forty percent change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's third quarter operating results by $32,000 to $63,000 for 2001 and $14,000 to $28,000 for 2000. In the third quarter of 2001, the income, net of a tax provision, recorded due to the decrease in the stock price was not significant. Assuming required net income of $500,000 to award SEU's is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the December 31, 2000 market price of the
Company's stock of $10.13 per share, a twenty to forty percent change in the stock price would positively or negatively impact the Company's operating results by $42,000 to $83,000 in 2002, $44,000 to $87,000 in 2003, and $46,000 to $91,000 in 2004, 2005 and 2006.

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

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                         DECEMBER 31, 2000
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended December 31, 2000.



















                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GRAHAM CORPORATION



                          /s/J. R. Hansen
                          -----------------------------------------
                          J. R. Hansen
                          Vice President Finance and
                          Administration / CFO (Principal
                          Accounting Officer)




Date 02/12/01

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