Form 10-K405
period 2001-03-31
GRAHAM CORP
filed 2001-06-21
CIK 716314

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

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

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

                                 TITLE OF CLASS

                          COMMON STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 4, 2001 was $19,948,732.

     As of June 4, 2001, there were outstanding 1,635,142 shares of common stock, $.10 par value. As of June 4, 2001, there were outstanding 1,635,142 common stock purchase rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Notice of Meeting and Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

     An Exhibit Index is located at page 35 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

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

UNITED STATES OPERATIONS

     During the Fiscal Year ended March 31, 2001 ("FY 2000-2001") the Company's U.S. operations consisted of its engineering and manufacturing business in Batavia, NY.

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

     FY 2000-2001 U.S. sales were $40.7 million, an increase of 16% from the previous fiscal year.

     New orders in FY 2000-2001 were $42.5 million, down 3% from the previous fiscal year. Year end backlog stood at $25.5 million, compared to $23.7 million on March 31, 2000 and $14.6 million on March 31, 1999. This increase mainly was due to sales to the power generating and marine application markets, two areas which the Company has targeted for increased sales. The perceived need for additional power generating capacity in the United States offers a potential for significant sales to this market for the next decade.

     Similarly, the situation of domestic petroleum refineries running at or near capacity offers a potential for plant expansions and possible construction of new refineries, either of which will increase the demand for products in the nature of those manufactured by the Company. However, significant capital expenditures in the refinery business have not yet materialized.

     Investments in plants producing ethylene and its derivative remain largely dormant, in consequence of existing over-capacity in that industry. Declining earnings in the chemical industry resulted in a dampening of new orders for the Company in that sector.

     The Company's U.S. export sales represented 31.9% of U.S. sales in FY 2000-2001, compared to 29.8% of U.S. sales in the previous year. Export sales reflected a prolonged recession in Asia and Latin America. However, the Asian and Latin American markets for the Company's products have demonstrated early signs of recovery. Now that oil prices appear to have stabilized and significant mergers in the oil industry have been completed, the consensus in the industry is that opportunities in the refinery markets are expected to increase.

     The Company had 289 employees in the United States as of March 31, 2001.

UNITED KINGDOM OPERATIONS

     During FY 2000-2001, the Company's U.K. operations were undertaken by its indirectly wholly-owned subsidiary, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire, England. GPPL is wholly-owned by Graham Vacuum & Heat Transfer Limited, which in turn is wholly-owned by the Company. Graham Vacuum and Heat Transfer Limited has no employees.

     GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

     Sales for FY 2000-2001 stood at $5,375,000, an increase of 6% compared with the previous year, reflecting at least in part GPPL's success in the introduction of its line of dry vacuum pumps.

     GPPL employed 52 people on March 31, 2001.

CAPITAL EXPENDITURES

     The Company's capital expenditures for FY 2000-2001 amounted to $1,124,000. Of this amount, $1,025,000 was for the U.S. business and $99,000 was for the U.K. business.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  (1) Industry Segments and (2) Information as to Lines of Business

     Graham Corporation operates in only one industry segment which is the design and manufacture of vacuum and heat transfer equipment. Further segment information is set forth in Note 13 to the Consolidated Financial Statements on pages 29-32 of the Annual Report on Form 10-K.

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

     The Company experienced no serious material shortages in FY 2000-2001.

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

     Order Backlog

     Backlog of unfilled firm orders at March 31, 2001 was $28,458,000 compared to $24,302,000 at March 31, 2000 and $15,438,000 at March 31, 1999.

     Competition

     The Company's business is highly competitive and a substantial number of companies having greater financial resources are engaged in manufacturing similar products. However, the Company believes it is one of the leading manufacturers of steam jet ejectors.

     Research Activities

     During the fiscal years ended March 31, 2001, 2000, and 1999 the Company spent approximately $250,000, $255,000, and $371,000, respectively, on research activities relating to the development of new products or the improvement of existing products.

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

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information called for under this Item is set forth in Note 13 to Consolidated Financial Statements, on pages 29-32 of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     United States: The Company's corporate headquarters is located at 20 Florence Avenue, Batavia, New York, consisting of a 45,000 square foot building. The Company's manufacturing facilities are also located in Batavia, consisting of approximately thirty-three acres and containing about 204,000 square feet in several connected buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square foot building for product research and development.

     Additionally the Company leases U.S. sales offices in Los Angeles and Houston.

     United Kingdom: The Company's U.K. subsidiary, Graham Precision Pumps Limited, owns a 41,000 square foot manufacturing facility located on 15 acres in Congleton, Cheshire, England.

     Assets of the Company with a book value of $28,655,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of the Company's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $455,000.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal year covered by this report to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The information called for under this Item is set forth under Item 8, "Financial Statements and Supplementary Data," in the Statement of Quarterly Financial Data appearing on page 32 of this Annual Report on Form 10-K.

     (b) On June 5, 2001, there were approximately 400 holders of the Company's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On June 4, 2001, the closing price of the Company's common stock on the American Stock Exchange was $12.20 per share.

     (c) The Company has not paid a dividend since January 4, 1993, when it paid a dividend of $.07 per share. The Company does not plan to resume paying dividends in the foreseeable future. Restrictions on dividends are described in
Note 5 to the Consolidated Financial Statements included in this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   GRAHAM CORPORATION -- TEN YEAR REVIEW
                                    -------------------------------------------------------------------
                                      2001(1)       2000(1)       1999(1)       1998(1)       1997(1)
                                    -----------   -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales.........................  $44,433,000   $38,728,000   $52,978,000   $56,206,000   $14,257,000
Gross Profit......................    9,796,000     9,964,000    14,872,000    18,083,000     4,080,000
Income (Loss) From Continuing
  Operations......................      195,000      (833,000)    2,369,000     3,766,000       621,000
Dividends.........................

COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share...........................          .12          (.55)         1.48          2.27           .39
Diluted Earnings (Loss) From
  Continuing Operations Per
  Share...........................          .12          (.55)         1.46          2.21           .38
Dividends Per Share...............

FINANCIAL DATA:
Working Capital...................   11,162,000    12,397,000    11,989,000    12,459,000    10,300,000
Capital Expenditures..............    1,124,000       711,000     1,189,000     1,400,000       237,000
Depreciation......................      926,000       998,000       983,000       905,000       249,000
Total Assets......................   36,608,000    34,596,000    34,136,000    37,030,000    31,224,000
Long-Term Debt....................      682,000     1,948,000       505,000       859,000     2,764,000
Shareholders' Equity..............   17,137,000    17,092,000    16,712,000    17,775,000    12,538,000

---------------
(1) The financial data presented for 2001-1998 is for the respective twelve months ended March 31. The financial data presented for 1997 is for the three month transition period ended March 31, 1997. The financial data presented for 1996-1991 is for the respective twelve months ended December 31.

                                                       GRAHAM CORPORATION -- TEN YEAR REVIEW
                                 ---------------------------------------------------------------------------------
                                    1996         1995(2)       1994(2)        1993          1992          1991
                                 -----------   -----------   -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales......................  $51,487,000   $50,501,000   $46,467,000   $44,592,000   $47,514,000   $70,368,000
Gross Profit...................   15,463,000    13,257,000    12,153,000    11,661,000     9,234,000    18,825,000
Income (Loss) From Continuing
  Operations...................    3,102,000     1,361,000         9,000       481,000    (2,153,000)    2,421,000
Dividends......................                                                              293,000       289,000

COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share........................         1.96           .86           .01           .31         (1.37)         1.56
Diluted Earnings (Loss) From
  Continuing Operations Per
  Share........................         1.93           .86           .01           .31         (1.37)         1.55
Dividends Per Share............                                                                  .28           .28

FINANCIAL DATA:
Working Capital................    8,239,000     7,093,000     6,819,000     7,075,000     9,601,000    12,220,000
Capital Expenditures...........    1,291,000       204,000       412,000       513,000     9,213,000     2,553,000
Depreciation...................      892,000       927,000     1,027,000     1,349,000     1,385,000     1,317,000
Total Assets...................   30,494,000    29,499,000    29,927,000    41,388,000    45,573,000    42,023,000
Long-Term Debt.................    1,442,000     3,303,000     5,161,000     6,102,000     9,491,000     7,560,000
Shareholders' Equity...........   11,915,000     8,426,000     7,045,000    14,793,000    14,564,000    14,905,000

---------------
(2) Per share data has been adjusted to reflect a three-for-two stock split on July 25, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Graham Corporation consists of two operating segments as determined by geographic areas (USA: Graham Corporation, UK: Graham Vacuum and Heat Transfer, Limited and its wholly owned subsidiary, Graham Precision Pumps, Ltd.).

ANALYSIS OF CONSOLIDATED OPERATIONS

                                         2001                  2000                 1999
                                   -----------------    ------------------    -----------------
                                     USA        UK        USA        UK         USA        UK
                                   -------    ------    -------    -------    -------    ------
                                                    (IN THOUSANDS OF DOLLARS)
Sales............................  $40,686    $5,375    $34,940    $ 5,068    $48,890    $5,647
Net Income (Loss)................  $   224    $   41    $   374    $(1,209)   $ 2,066    $  355
EPS..............................  $  0.14    $ 0.03    $  0.25    $ (0.79)   $  1.28    $ 0.22
Identifiable Assets..............  $35,737    $4,665    $34,489    $ 3,831    $32,046    $4,317

2001 COMPARED TO 2000

     For FYE 2001 Graham Corporation's consolidated sales (after elimination of intercompany sales) were $44,433,000, producing a net income of $195,000, or $0.12 per diluted share. This compares to FYE 2000 with sales of $38,728,000 resulting in a net loss of $833,000 or $0.55 per diluted share.

     Consolidated sales were up 15% in FYE 2001 over FYE 2000. USA operations increased sales by $5,887,000 or 17%. About 60% of this increase came from the increase in sales into Canada. Other export gains over FYE 2000 were made in Asia and the Middle East. Increases by products were lead by process vacuum condensers for the chemical and petrochemical markets and vacuum systems for the crude oil refineries and petrochemical industries.

     The consolidated gross profit margin was 22% as compared to 26% for FYE 2000. This is a lower gross profit margin than usual and was a result of several factors including depressed selling prices, rising material costs and an overall product mix bearing lower contribution margins than the Company's traditional core product margins. Additionally the gross profit margins suffered from substantial increases in workers compensation charges, energy costs, tooling expenses and engineering and production reworking.

     Consolidated Selling, General and Administrative expenses increased about 6% over FYE 2000. In the USA Graham's costs rose 4% as a result of added costs incurred in the transportation of oversized products and the launching of a comprehensive advertising agenda. In the UK SG&A costs rose 21%. This increase resulted from gearing up for the future manufacturing and selling of Graham's recent Leybold dry pump acquisition (e.g., staff, sales office in Germany). Overall, consolidated SG&A expenses were 21% of sales compared to FYE 2000 when SG&A costs equaled 23% of sales.

     Interest expense was up due to prime rate increases and borrowings to support higher inventories and sales activities.

     The current year's net income tax benefit of $221,000 resulted from resolving certain federal and state income tax matters. The net of tax benefit for FYE 2000 of $280,000 resulted from the UK restructuring charge discussed below.

2000 COMPARED TO 1999

     Consolidated net sales for fiscal year 2000 were $38,728,000, down 27% from 1999. The decrease was most dramatic in the USA. Shipments in the petroleum refining and organic petrochemical market segments were down $15,700,000 for fiscal 2000. Due to anemic demand and unfavorable foreign currency exchange rates, export sales were the lowest they have been since FYE 1990.

     Consolidated gross profit margins were 26% as compared to 28% for 1999. About one-half of this decrease was due to a USA environmental reserve provision relating to the clean up of a former waste disposal site. The remaining amount was due to lower sales.

     Consolidated Selling, General and Administrative expenses decreased about 25% from 1999 due to cost reductions. As a percent of sales, SG&A expenses were 23% compared to 22% for the prior year.

     Interest expense was down from 1999 due to holding interest bearing debt to minimal levels through most of the year.

     The FYE 2000 tax credit resulted from a $456,000 deferred tax benefit taken in the UK as a result of a net operating loss. The effective tax provision for FYE 1999 was about 14%. The lower than statutory rate was due to the utilization of prior year losses and valuation allowance reductions.

     A consolidated net loss of $833,000 or $0.55 per share was realized for the twelve months. This loss included a restructuring charge in the UK of $1,901,000. The restructuring charge was comprised of two elements. The UK work force was reduced in total 14%, causing a redundancy charge of $186,000. The UK defined benefit plan was terminated as of September 1999. A defined contribution plan was initiated in its place. A pension curtailment expense (including professional expenses) of $1,715,000 was recognized.

                              SHAREHOLDERS' EQUITY

                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $18,786    $18,488    $18,014
UK..........................................................    2,145      2,327        925
Eliminations................................................   (3,794)    (3,723)    (2,227)
                                                              -------    -------    -------
                                                              $17,137    $17,092    $16,712
                                                              =======    =======    =======
Book Value Per Share........................................  $ 10.52    $ 11.36    $ 10.99
                                                              =======    =======    =======

2001 COMPARED TO 2000

     Due to a minimal net income, Shareholders' Equity increased only slightly in the current year. Book value per share decreased about 7% as a result of the sale at fair market value of 117,800 treasury shares in FYE 2001. This sale will result in long-term stock ownership by Officers and Board members of the Corporation.

2000 COMPARED TO 1999

     Shareholders' Equity increased 2% over FYE 1999. In FYE 1999 a charge of $1,191,000 was recognized, due to the underfunded status of the UK pension fund. In FYE 2000 the liability was funded and the prior year reserve was eliminated. This reversal more than offset the net loss for the current year.

                        LIQUIDITY AND CAPITAL RESOURCES

                                           2001                  2000                1999
                                     -----------------    ------------------    ---------------
                                       USA        UK        USA        UK         USA       UK
                                     -------    ------    -------    -------    -------    ----
                                                     (IN THOUSANDS OF DOLLARS)
Working Capital....................  $10,310    $1,125    $11,393    $ 1,206    $11,224    $969
Cash Flow from Operations..........  $    90    $ (912)   $  (565)   $(1,055)   $ 1,874    $487
Cash and Investments...............  $ 5,072    $   59    $ 5,762    $   253    $ 4,928    $120
Capital Expenditures...............  $ 1,025    $   99    $   699    $    12    $ 1,179    $ 10
Long-Term Borrowings...............  $   545              $ 1,757    $    67    $   225    $176
Capital Leases.....................  $   111    $  153    $    70    $   340    $   129    $521

2001 COMPARED TO 2000

     Consolidated cash flow from operations was negative $822,000 in FYE 2001 compared to a deficit of $1,620,000 for the prior year. The current year shortfall was due to an increase in inventory of 41% or $2,743,000. This buildup was due to scheduled first half FYE 2002 shipments, billings (minus related cost of goods sold) on seven percent-of-completion jobs (net of progress payments), the newly acquired dry pump product line, rising raw material costs, and buying ahead to protect from raw material price escalations on fixed price contracts having extended shipment dates.

     Capital expenditures for the year ending March 2002 are budgeted at $884,000. Depreciation is estimated to be $952,000. The Company plans to fund cash needs through earnings and lines of credit. At March 31, 2001 the USA unused bank line of credit was $11,653,000. The UK operation had an unused line available of $266,000.

2000 COMPARED TO 1999

     Consolidated cash flow from operations was negative $1,620,000. About $1,600,000 of cash was used to fund the UK pension liability and pay related professional costs.

     Cash generated from operating activities for FYE 1999 was $2,361,000, which approximated net income. At March 31, 2000 the USA unused bank line of credit was $10,029,000. The UK operation had an unused line available of $597,000.

                             NEW ORDERS AND BACKLOG

                         NEW ORDERS                            2001       2000       1999
                         ----------                           -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $42,541    $44,012    $36,308
UK..........................................................    7,768      5,154      5,626
Eliminations................................................   (1,542)    (1,559)    (1,596)
                                                              -------    -------    -------
Consolidated................................................  $48,767    $47,607    $40,338
                                                              =======    =======    =======

                          BACKLOG                              2001       2000       1999
                          -------                             -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $25,544    $23,689    $14,624
UK..........................................................    3,366      1,198      1,127
Eliminations................................................     (452)      (585)      (313)
                                                              -------    -------    -------
Consolidated................................................  $28,458    $24,302    $15,438
                                                              =======    =======    =======

     Graham concluded FYE 2001 with a consolidated backlog of $28,458,000, up 17% from March 31, 2000. Approximately ninety percent of the backlog is scheduled to be shipped by March 31, 2002.

     Consolidated orders booked in FYE 2001 were up 2% over FYE 2000. USA operations saw a 3% decrease in total new orders in FYE 2001, but a 45% increase in export orders. Significant new orders for the refinery industry were booked for South America and Canada. UK operations increased new orders in FYE 2001 by 51%. The largest order in the history of GPPL, $2,300,000 for South Africa, in the petrochemical industry was won. Shipment is expected during the second half of FYE 2002.

     Consolidated orders in FYE 2000 were up 18% from 1999. The increase in new orders in the year reflected the Company's ability to adapt to weaknesses in historically strong markets, specifically in the petrochemical and petroleum refinery segments. By product, surface condenser orders in FYE 2000 were greater by $11,002,000 compared to March 1999. A significant portion of this business came from the ocean marine and power fossil industries. Ejector orders were down over $4,549,000 from 1999. Orders for surface condensers in 1999 were down from the prior year in excess of $18,000,000 and ejector orders were down from 1998 about $3,761,000. Fewer orders from Southeast Asia has had its impact after 1998.

MARKET RISK (QUANTITATIVE AND QUALITATIVE DISCLOSURES)

     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:

     - interest rates

     - foreign exchange rates

     - equity price risk

     The Company is exposed to interest rate risk primarily through its borrowing activities. Management's strategy for managing risks associated with interest rate fluctuations is to hold interest bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long-term debt. Assuming year ended 2001 variable rate debt, a 1% change in interest rates would impact annual interest expense by $47,000.

     Graham's international consolidated sales exposure for the current year approximated 37 percent of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost, the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, redemption value of sales can be adversely impacted. The substantial portion of Graham's sales are collected in US dollars. The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Foreign operations resulted in a current year net income of $41,000. As currency exchange rates change, translations of the income statements of the UK business into US dollars affects year-over-year comparability of operating results. We do not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would have impacted the UK reported net income by approximately $4,100.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at March 31, 2001 and 2000 and a $9 per share price, a fifty to one hundred percent change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating results by $48,000 to $96,000 for FYE 2001 and FYE 2000. Assuming required net income of $500,000 to award SEU's is met, the five outside directors in accordance with the plan over the next five years, based upon a market price of the Company's stock of $9 per share, a fifty to one hundred percent change in the stock price would positively or negatively impact the Company's operating results by $73,000 to $147,000 in 2002, $98,000 to $196,000 in 2003, $103,000 to $206,000 in 2004, $108,000 to $216,000 in 2005 and
thereafter.

OTHER MATTERS

     Increases in material and labor costs traditionally have been offset by cost cutting measures and selling price increases. Obtaining price increases are largely a factor of supply and demand for Graham's products, whereas inflation factors can originate from influences outside of the Company's direct global competition. Graham will continue to monitor the impact of inflation in order to minimize its effects in future years through sales growth, pricing, product mix strategies, purchasing advantageously, productivity improvements, and cost reductions.

     The Company's USA operations are governed by federal environmental laws, principally the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Air Act, and the Clean Water Act, as well as state counterparts ("Environmental Laws"). Environmental Laws require that certain parties fund remedial actions regardless of fault, legality or original disposal or ownership of the site. Graham is not involved in any environmental remediation projects.

ACCOUNTING STANDARD CHANGES

     In June 1998 and June 2000 the Financial Accounting Standards Board issued SFAS No. 133 and 138, respectively. These statements establish accounting and reporting standards for derivative instruments. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement No. 133, as amended by SFAS No. 138, and No. 140 are effective for the Company in fiscal year 2002. The impact of adopting these statements will have no effect on the Company's financial statements.

FORWARD LOOKING

     In FYE 2002 Management does not expect the quantity of significant unusual charges encountered in FYE 2001. It is believed competition will continue to be stiff resulting in continued depressed selling prices for at least the first half of the year. But we are encouraged by the growing need for increased energy production. Several of Graham's principal markets are in the energy field and the Company expects to benefit by building vacuum and heat transfer equipment for these industries.

     Graham's principal objective remains to consistently strive to make sound economic decisions in the areas of operations, investments and financing that will create value in the future for its shareholders, employees and community.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Included in Item 7, Management's Discussion and Analysis -- Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements, Notes to Financial Statements, Quarterly Financial
Data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Net sales...........................................  $44,433,000    $38,728,000    $52,978,000
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of products sold.............................   34,637,000     28,764,000     38,106,000
  Selling, general and administrative...............    9,494,000      8,943,000     11,843,000
  Interest expense..................................      328,000        233,000        287,000
  Restructuring costs...............................                   1,901,000
                                                      -----------    -----------    -----------
                                                       44,459,000     39,841,000     50,236,000
                                                      -----------    -----------    -----------
Income (Loss) before income taxes...................      (26,000)    (1,113,000)     2,742,000
Provision (Benefit) for income taxes................     (221,000)      (280,000)       373,000
                                                      -----------    -----------    -----------
Net income (loss)...................................  $   195,000    $  (833,000)   $ 2,369,000
                                                      ===========    ===========    ===========
Per Share Data
  Basic:
     Net income (loss)..............................  $       .12    $      (.55)   $      1.48
                                                      ===========    ===========    ===========
  Diluted:
     Net income (loss)..............................  $       .12    $      (.55)   $      1.46
                                                      ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   226,000    $ 1,110,000
  Investments...............................................    4,905,000      4,905,000
  Trade accounts receivable.................................    7,954,000      7,593,000
  Inventories...............................................    9,383,000      6,640,000
  Domestic and foreign income taxes receivable..............      449,000        300,000
  Deferred income tax asset.................................    1,021,000      1,644,000
  Prepaid expenses and other current assets.................      529,000        400,000
                                                              -----------    -----------
                                                               24,467,000     22,592,000
Property, plant and equipment, net..........................   10,013,000     10,105,000
Deferred income tax asset...................................    2,113,000      1,862,000
Other assets................................................       15,000         37,000
                                                              -----------    -----------
                                                              $36,608,000    $34,596,000
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $ 4,164,000    $ 2,000,000
  Current portion of long-term debt.........................      126,000        286,000
  Accounts payable..........................................    4,968,000      2,672,000
  Accrued compensation......................................    2,225,000      3,228,000
  Accrued expenses and other liabilities....................      893,000      1,565,000
  Customer deposits.........................................      929,000        444,000
                                                              -----------    -----------
                                                               13,305,000     10,195,000
Long-term debt..............................................      682,000      1,948,000
Accrued compensation........................................      706,000        766,000
Deferred income tax liability...............................       31,000         33,000
Other long-term liabilities.................................       11,000         13,000
Accrued pension liability...................................    1,516,000      1,339,000
Accrued postretirement benefits.............................    3,220,000      3,210,000
                                                              -----------    -----------
     Total liabilities......................................   19,471,000     17,504,000
                                                              -----------    -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value --
     Authorized, 500,000 shares
  Common stock, $.10 par value --
     Authorized, 6,000,000 shares
       Issued, 1,697,645 shares in 2001 and 1,690,595 shares
          in 2000...........................................      170,000        169,000
Capital in excess of par value..............................    4,575,000      4,521,000
Retained earnings...........................................   16,583,000     16,898,000
Accumulated other comprehensive loss........................   (2,188,000)    (1,964,000)
                                                              -----------    -----------
                                                               19,140,000     19,624,000
Less:
  Treasury stock............................................   (1,161,000)    (2,532,000)
  Notes receivable from officers and directors..............     (842,000)
                                                              -----------    -----------
Total shareholders' equity..................................   17,137,000     17,092,000
                                                              -----------    -----------
                                                              $36,608,000    $34,596,000
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED MARCH 31,
                                                    -------------------------------------------
                                                        2001           2000            1999
                                                    ------------    -----------    ------------
Operating activities:
  Net income (loss)...............................  $    195,000    $  (833,000)   $  2,369,000
                                                    ------------    -----------    ------------
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities:
     Depreciation and amortization................       948,000      1,050,000       1,041,000
     Gain on sale of property, plant and
       equipment..................................       (51,000)       (22,000)       (148,000)
     Asset impairment.............................                       17,000
     (Increase) Decrease in operating assets:
       Accounts receivable........................      (489,000)       (24,000)       (822,000)
       Inventories, net of customer deposits......    (2,342,000)       184,000       3,050,000
       Domestic and foreign income taxes
          receivable..............................      (107,000)      (227,000)     (1,030,000)
       Prepaid expenses and other current and
          non-current assets......................      (139,000)      (118,000)        103,000
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued compensation,
          accrued expenses and other
          liabilities.............................       739,000       (925,000)     (2,046,000)
       Accrued compensation, accrued pension
          liability and accrued postretirement
          benefits................................       126,000       (354,000)        (34,000)
       Other long-term liabilities................                                       50,000
       Deferred income taxes......................       298,000       (368,000)       (172,000)
                                                    ------------    -----------    ------------
          Total adjustments.......................    (1,017,000)      (787,000)         (8,000)
                                                    ------------    -----------    ------------
  Net cash provided (used) by operating
     activities...................................      (822,000)    (1,620,000)      2,361,000
                                                    ------------    -----------    ------------
Investing activities:
  Purchase of property, plant and equipment.......    (1,124,000)      (711,000)     (1,189,000)
  Proceeds from sale of property, plant and
     equipment....................................       293,000         49,000         162,000
  Purchase of investments.........................                     (904,000)    (12,448,000)
  Proceeds from maturity of investments...........                      906,000      12,298,000
                                                    ------------    -----------    ------------
  Net cash used by investing activities...........      (831,000)      (660,000)     (1,177,000)
                                                    ------------    -----------    ------------
Financing activities:
  Increase (Decrease) in short-term debt..........     2,207,000      2,000,000         (40,000)
  Proceeds from issuance of long-term debt........    17,504,000      3,244,000       5,950,000
  Principal repayments on long-term debt..........   (18,988,000)    (1,834,000)     (6,327,000)
  Issuance of common stock........................        54,000
  Purchase of treasury stock......................                     (124,000)     (2,337,000)
  Sale of treasury stock..........................        12,000
                                                    ------------    -----------    ------------
  Net cash provided (used) by financing
     activities...................................       789,000      3,286,000      (2,754,000)
                                                    ------------    -----------    ------------
  Effect of exchange rate on cash.................       (20,000)       (16,000)         (4,000)
                                                    ------------    -----------    ------------
  Net increase (decrease) in cash and
     equivalents..................................      (884,000)       990,000      (1,574,000)
  Cash and cash equivalents at beginning of
     year.........................................     1,110,000        120,000       1,694,000
                                                    ------------    -----------    ------------
  Cash and cash equivalents at end of year........  $    226,000    $ 1,110,000    $    120,000
                                                    ============    ===========    ============

                See Notes of Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             EMPLOYEE      NOTES
                                                                                                               STOCK     RECEIVABLE
                                 COMMON STOCK                                   ACCUMULATED                  OWNERSHIP      FROM
                             --------------------   CAPITAL IN                     OTHER                       PLAN       OFFICERS
                                           PAR      EXCESS OF     RETAINED     COMPREHENSIVE    TREASURY       LOAN         AND
                              SHARES      VALUE     PAR VALUE     EARNINGS         LOSS           STOCK       PAYABLE    DIRECTORS
                             --------   ---------   ----------   -----------   -------------   -----------   ---------   ----------
Balance at March 31,
  1998.....................  1,690,595  $169,000    $4,521,000   $15,362,000    $(1,781,000)   $   (71,000)  $(425,000)
                             --------   --------    ----------   -----------    -----------    -----------   ---------
Net income.................                                        2,369,000
Foreign currency
  translation adjustment...                                                        (104,000)
Minimum pension liability
  adjustment, net of tax
  benefit of $510,000......                                                      (1,191,000)
    Total comprehensive
      income...............
Acquisition of treasury
  stock....................                                                                     (2,337,000)
Payments on Employee Stock
  Ownership Plan loan
  payable..................                                                                                   200,000
                             --------   --------    ----------   -----------    -----------    -----------   ---------
Balance at March 31,
  1999.....................  1,690,595   169,000     4,521,000    17,731,000     (3,076,000)    (2,408,000)  (225,000)
                             --------   --------    ----------   -----------    -----------    -----------   ---------
Net loss...................                                         (833,000)
Foreign currency
  translation adjustment...                                                         (79,000)
Minimum pension liability
  adjustment, net of tax of
  $510,000.................                                                       1,191,000
    Total comprehensive
      income...............
Acquisition of treasury
  stock....................                                                                       (124,000)
Payments on Employee Stock
  Ownership Plan loan
  payable..................                                                                                   225,000
                             --------   --------    ----------   -----------    -----------    -----------   ---------
Balance at March 31,
  2000.....................  1,690,595   169,000     4,521,000    16,898,000     (1,964,000)    (2,532,000)         0
                             --------   --------    ----------   -----------    -----------    -----------   ---------
Net income.................                                          195,000
Foreign currency
  translation adjustment...                                                        (224,000)
    Total comprehensive
      loss.................
Issuance of shares.........     7,050      1,000        53,000
Stock option tax benefit...                              8,000
Notes receivable from
  officers and directors
  for the purchase of
  treasury stock...........                             (7,000)     (510,000)                    1,371,000          0     (842,000)
                             --------   --------    ----------   -----------    -----------    -----------   ---------   ---------
Balance at March 31,
  2001.....................  1,697,645  $170,000    $4,575,000   $16,583,000    $(2,188,000)   $(1,161,000)  $      0    $(842,000)
                             ========   ========    ==========   ===========    ===========    ===========   =========   =========


                             SHAREHOLDERS'
                                EQUITY
                             -------------
Balance at March 31,
  1998.....................   $17,775,000
                              -----------
Net income.................     2,369,000
Foreign currency
  translation adjustment...      (104,000)
Minimum pension liability
  adjustment, net of tax
  benefit of $510,000......    (1,191,000)
                              -----------
    Total comprehensive
      income...............     1,074,000
Acquisition of treasury
  stock....................    (2,337,000)
Payments on Employee Stock
  Ownership Plan loan
  payable..................       200,000
                              -----------
Balance at March 31,
  1999.....................    16,712,000
                              -----------
Net loss...................      (833,000)
Foreign currency
  translation adjustment...       (79,000)
Minimum pension liability
  adjustment, net of tax of
  $510,000.................     1,191,000
                              -----------
    Total comprehensive
      income...............       279,000
Acquisition of treasury
  stock....................      (124,000)
Payments on Employee Stock
  Ownership Plan loan
  payable..................       225,000
                              -----------
Balance at March 31,
  2000.....................    17,092,000
                              -----------
Net income.................       195,000
Foreign currency
  translation adjustment...      (224,000)
                              -----------
    Total comprehensive
      loss.................       (29,000)
Issuance of shares.........        54,000
Stock option tax benefit...         8,000
Notes receivable from
  officers and directors
  for the purchase of
  treasury stock...........        12,000
                              -----------
Balance at March 31,
  2001.....................   $17,137,000
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

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

  Property, Plant and Depreciation

     Property, plant and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to twenty-five years for office and manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Impairment losses are recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and recognized an impairment loss of $17,000 in 2000. No such impairment losses were required in 2001 or 1999.

  Income Taxes

     The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and records a valuation allowance to reduce deferred income tax assets to an amount that represents the Company's best estimate of the amount of such deferred income tax assets that more likely than not will be realized.

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

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
Basic earnings (loss) per share
  Numerator:
     Net income (loss).................................  $  195,000    $ (833,000)   $2,369,000
                                                         ----------    ----------    ----------
  Denominator:
     Weighted common shares outstanding................   1,588,000     1,514,000     1,594,000
     Share equivalent units (SEU) outstanding..........      11,000         9,000         5,000
                                                         ----------    ----------    ----------
     Weighted average shares and SEU's outstanding.....   1,599,000     1,523,000     1,599,000
                                                         ----------    ----------    ----------
Basic earnings (loss) per share........................  $      .12    $     (.55)   $     1.48
                                                         ==========    ==========    ==========

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
Diluted earnings (loss) per share
  Numerator:
     Net income (loss).................................  $  195,000    $ (833,000)   $2,369,000
                                                         ----------    ----------    ----------
  Denominator:
     Weighted average shares and SEU's outstanding.....   1,599,000     1,523,000     1,599,000
     Stock options outstanding.........................      14,000                      14,000
     Contingently issuable SEU's.......................                                   6,000
                                                         ----------    ----------    ----------
     Weighted average common and potential common
       shares outstanding..............................   1,613,000     1,523,000     1,619,000
                                                         ----------    ----------    ----------
Diluted earnings (loss) per share......................  $      .12    $     (.55)   $     1.46
                                                         ==========    ==========    ==========

     Options to purchase shares of common stock which totaled 116,500, 187,250 and 120,450 in 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

  Cash Flow Statement

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Actual interest paid was $319,000 in 2001, $230,000 in 2000, and $292,000 in 1999. In addition, actual income taxes paid (refunded) were $(376,000) in 2001, $331,000 in 2000, and $1,499,000 in 1999.

     Non cash activities during 2001, 2000, and 1999 included capital expenditures totaling $93,000, $3,000 and $290,000, respectively, which were financed through the issuance of capital leases. In 2000, the minimum pension liability adjustment, net of a tax benefit, totaling $1,191,000 that was originally recognized in 1999 was subsequently reversed.

  Accumulated Other Comprehensive Loss

     Comprehensive income is comprised of net income (loss) and other comprehensive income or loss items, which are reflected as a separate component of equity. For the Company, other comprehensive income or loss items include foreign currency translation adjustments and minimum pension liability adjustments.

  Accounting and Reporting Changes

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify areas causing difficulties in implementation. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has completed the process of evaluating the impact of adopting SFAS No. 133, as amended. As a result, there was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during the first quarter of fiscal 2002.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. This Standard is effective for transfers occurring after March 31, 2001. The Company does not believe the adoption of this Standard will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 -- INVENTORIES:

     Major classifications of inventories are as follows:

                                                               2001           2000
                                                            -----------    -----------
Raw materials and supplies................................  $ 1,996,000    $ 1,627,000
Work in process...........................................   11,243,000      6,045,000
Finished products.........................................    1,880,000      1,304,000
                                                            -----------    -----------
                                                             15,119,000      8,976,000
Less -- progress payments.................................    5,736,000      2,336,000
                                                            -----------    -----------
                                                            $ 9,383,000    $ 6,640,000
                                                            ===========    ===========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment are as follows:

                                                               2001           2000
                                                            -----------    -----------
Land......................................................  $   281,000    $   289,000
Leasehold improvements....................................      160,000        160,000
Buildings and improvements................................   10,609,000     10,656,000
Machinery and equipment...................................   16,023,000     15,545,000
Construction in progress..................................       50,000
                                                            -----------    -----------
                                                             27,123,000     26,650,000
Less -- accumulated depreciation and amortization.........   17,110,000     16,545,000
                                                            -----------    -----------
                                                            $10,013,000    $10,105,000
                                                            ===========    ===========

NOTE 4 -- LEASES:

     The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $150,000, $141,000, and $188,000 in 2001, 2000, and 1999, respectively. Rent expense in 2000 is net of sublease income of $11,000.

     Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                                 2001          2000
                                                              ----------    ----------
Machinery and equipment.....................................  $1,574,000    $1,841,000
Less accumulated amortization...............................   1,013,000     1,102,000
                                                              ----------    ----------
                                                              $  561,000    $  739,000
                                                              ==========    ==========

     Amortization of property, plant and equipment under capital lease amounted to $133,000, $192,000, and $182,000 in 2001, 2000, and 1999, respectively, and is included in depreciation expense.

     As of March 31, 2001, future minimum payments required under non-cancelable leases are:

                                                              OPERATING    CAPITAL
                                                               LEASES       LEASES
                                                              ---------    --------
2002........................................................  $113,000     $161,000
2003........................................................    93,000       88,000
2004........................................................    68,000       60,000
2005........................................................    52,000       15,000
2006........................................................    17,000        9,000
Thereafter..................................................     8,000
                                                              --------     --------
Total minimum lease payments................................  $351,000      333,000
                                                              ========
Less -- amount representing interest........................                 70,000
                                                                           --------
Present value of net minimum lease payments.................               $263,000
                                                                           ========

NOTE 5 -- DEBT:

 Short-Term Debt Due Banks

     The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                                 2001          2000
                                                              ----------    ----------
Borrowings under domestic repurchase agreements.............  $3,150,000    $2,000,000
Borrowings of United Kingdom subsidiary under line of credit
  at bank's rate plus 1 1/2%................................   1,014,000
                                                              ----------    ----------
                                                              $4,164,000    $2,000,000
                                                              ==========    ==========

     In 2000, the Company began borrowing under domestic repurchase agreements from its investment banker. The interest rate is based upon the federal funds rate and the type of collateral securing the loan. At March 31, 2001 and 2000, the interest rate was 5.35% and 6.15%, respectively. The borrowings are secured by the Company's short-term investments totaling $4,905,000.

     The United Kingdom subsidiary has a revolving credit facility agreement which provides a line of credit of 924,000 pounds sterling ($1,311,000 at the March 31, 2001 exchange rate) including letters of credit. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 5.75% and 6% at March 31, 2001 and 2000, respectively. The United Kingdom operations had available unused lines of credit of $266,000 at March 31, 2001. The weighted average interest rate on short-term borrowings in 2001 and 2000 was 6.5%.

 Long-Term Debt

     The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                                2001         2000
                                                              --------    ----------
United States revolving credit facility.....................  $545,000    $1,757,000
United Kingdom term loan....................................                  67,000
Capital lease obligations (Note 4)..........................   263,000       410,000
                                                              --------    ----------
                                                               808,000     2,234,000
Less: current amounts, including amounts for capital leases
  of $126,000 in 2001 and $219,000 in 2000..................   126,000       286,000
                                                              --------    ----------
                                                              $682,000    $1,948,000
                                                              ========    ==========

     The United States revolving credit facility agreement provides a line of credit of up to $13,000,000 including letters of credit, through October 31, 2002. The agreement allows the Company to borrow at prime minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 100 basis points at March 31, 2001 and 2000.

     The agreement allows the Company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. This conversion feature is available through October 2002, at which time the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The bank's prime rate was 8% and 9% at March 31, 2001 and 2000, respectively. The United States operations had available unused lines of credit of $11,653,000 at March 31, 2001.

     The United Kingdom term loan had a fixed rate of 9%. This term loan was due in October 2000 and was repayable in equal monthly installments.

     Long-term debt requirements over the next five years, excluding capital leases, are: 2002 -- $0, 2003 -- $114,000, 2004 -- $272,000, 2005 -- $159,000,
and 2006 -- $0.

     The Company is required to pay commitment fees of 1/4% on the unused portion of the domestic revolving credit facility. No other financing arrangements require compensating balances or commitment fees. Assets with a book value of $28,655,000 have been pledged to secure certain domestic long-term borrowings.

     The United Kingdom short-term and long-term bank borrowings are secured by assets of the United Kingdom subsidiary which have a book value of $455,000 at March 31, 2001.

     Several of the loan agreements contain provisions pertaining to the maintenance of minimum working capital balances, tangible net worth and financial ratios as well as restrictions on the payment of cash dividends to shareholders and incurrence of additional long-term debt. In addition, the United States operations cannot make any loans or advances exceeding $500,000 to any affiliates without prior consent of the bank.

NOTE 6 -- FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2001 and 2000, the Company had no significant concentrations of credit risk.

  Letters of Credit:

     The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2001 and 2000, the Company was contingently liable on outstanding standby letters of credit aggregating $828,000 and $1,263,000, respectively.

  Foreign Exchange Risk Management:

     The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2001, there were no foreign exchange forward contracts held by the Company. The table below summarizes the notional amount of the foreign exchange forward contract held by the Company at March 31, 2000. The amount represents the U.S. dollar equivalent of a commitment to sell the foreign currency.

Canadian dollars............................................  $204,000
                                                              ========
Fair value..................................................  $208,000
                                                              ========

     The Company entered into this foreign exchange forward contract to hedge a sales commitment denominated in the currency of the sales contract. The term of the derivative was less than one year.

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

  Fair Value of Financial Instruments:

     The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

          INVESTMENTS -- The fair value of investments at March 31, 2001 approximated the carrying value. The fair value of investments at March 31, 2000 was $4,565,000 which is based on quoted market prices.

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

NOTE 7 -- INCOME TAXES:

     An analysis of the components of pre-tax income (loss) is presented below:

                                                   2001          2000           1999
                                                 ---------    -----------    ----------
United States..................................  $ (81,000)   $   564,000    $2,664,000
United Kingdom.................................     55,000     (1,677,000)       78,000
                                                 ---------    -----------    ----------
                                                 $ (26,000)   $(1,113,000)   $2,742,000
                                                 =========    ===========    ==========

The provision (benefit) for income taxes
  consists of:
  Current:
     Federal...................................  $(555,000)   $    63,000    $  515,000
     State.....................................     36,000         33,000        84,000
     United Kingdom............................                    (8,000)      (55,000)
                                                 ---------    -----------    ----------
                                                  (519,000)        88,000       544,000
                                                 ---------    -----------    ----------

  Deferred:
     Federal...................................    274,000         59,000        78,000
     State.....................................     11,000         33,000       (27,000)
     United Kingdom............................     13,000       (412,000)      128,000
     Change in valuation allowance.............                   (48,000)     (350,000)
                                                 ---------    -----------    ----------
                                                   298,000       (368,000)     (171,000)
                                                 ---------    -----------    ----------
Total provision (benefit) for income taxes.....  $(221,000)   $  (280,000)   $  373,000
                                                 =========    ===========    ==========

     The reconciliation of the provision (benefit) calculated using the United States federal tax rate with the provision for income taxes presented in the financial statements is as follows:

                                                     2001         2000         1999
                                                   ---------    ---------    ---------
Provision (Benefit) for income taxes at federal
  rate...........................................  $  (9,000)   $(378,000)   $ 932,000
Recognition of tax benefit of prior year
  losses.........................................                             (317,000)
Difference between foreign and U.S. tax rates....     (1,000)      50,000       (2,000)
State taxes......................................     35,000       55,000       29,000
Officer life insurance proceeds not taxable......                             (171,000)
Charges not deductible for income tax purposes...     29,000       96,000       68,000
Recognition of tax benefit generated by foreign
  sales corporation..............................    (98,000)     (81,000)    (158,000)
Tax credits......................................    (11,000)     (14,000)     (24,000)
Foreign losses for which no tax benefit was
  provided.......................................                  48,000      350,000
Reversal of tax reserve..........................   (172,000)
Change in valuation allowance....................                 (48,000)    (350,000)
Other............................................      6,000       (8,000)      16,000
                                                   ---------    ---------    ---------
Provision (Benefit) for income taxes.............  $(221,000)   $(280,000)   $ 373,000
                                                   =========    =========    =========

     The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset follows:

                                              2001                       2000
                                     -----------------------    -----------------------
                                       UNITED       UNITED        UNITED       UNITED
                                       STATES       KINGDOM       STATES       KINGDOM
                                     ----------    ---------    ----------    ---------
Depreciation.......................  $ (574,000)   $ (26,000)   $ (490,000)   $ (33,000)
Accrued compensation...............     332,000                    458,000
Accrued pension liability..........     482,000                    413,000
Accrued postretirement benefits....   1,310,000                  1,310,000
Compensated absences...............     520,000                    497,000
Inventories........................    (205,000)       6,000       124,000      100,000
Warranty liability.................      54,000                     31,000
Contingent liabilities.............                                273,000
Foreign loss carryforwards.........                  909,000                    889,000
Federal tax credits................     315,000                     34,000
New York State investment tax
  credit...........................     151,000                     80,000
Other..............................     124,000       (5,000)       64,000
                                     ----------    ---------    ----------    ---------
                                      2,509,000      884,000     2,794,000      956,000
Less: Valuation allowance..........                 (290,000)                  (277,000)
                                     ----------    ---------    ----------    ---------
Deferred income tax asset..........  $2,509,000    $ 594,000    $2,794,000    $ 679,000
                                     ==========    =========    ==========    =========

     Deferred income taxes include the impact of foreign net operating loss carryforwards which may be carried forward indefinitely and investment tax credits which expire from 2006 to 2016. A valuation allowance of $290,000 at March 31, 2001 is deemed adequate to reserve for the foreign net loss carryforwards which are not considered probable of realization.

     The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At March 31, 2001, such undistributed earnings totaled $812,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

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

     The components of pension cost are:

                                                     2001         2000         1999
                                                   ---------    ---------    ---------
Service cost-benefits earned during the period...  $ 352,000    $ 392,000    $ 396,000
Interest cost on projected benefit obligation....    768,000      741,000      657,000
Expected return on assets........................   (884,000)    (823,000)    (693,000)
Amortization of transition asset.................    (44,000)     (44,000)     (44,000)
                                                   ---------    ---------    ---------
Net pension cost.................................  $ 192,000    $ 266,000    $ 316,000
                                                   =========    =========    =========

The actuarial assumptions are:
Discount rate used to determine projected benefit
  obligation.....................................     7 1/4%       7 1/2%       6 1/2%
Rate of increase in compensation levels..........         3%           3%           3%
Expected rate of return on plan assets...........         9%           9%           8%

     Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

                                                               2001           2000
                                                            -----------    -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.......  $10,610,000    $11,349,000
  Service cost............................................      314,000        392,000
  Interest cost...........................................      768,000        741,000
  Actuarial (gain) loss...................................      250,000     (1,596,000)
  Benefit payments........................................     (323,000)      (276,000)
                                                            -----------    -----------
  Projected benefit obligation at end of year.............  $11,619,000    $10,610,000
                                                            ===========    ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year..........  $ 9,771,000    $ 9,221,000
  Actual return on plan assets............................      337,000        572,000
  Employer contribution...................................      506,000        254,000
  Benefit and administrative expense payments.............     (346,000)      (276,000)
                                                            -----------    -----------
  Fair value of plan assets at end of year................  $10,268,000    $ 9,771,000
                                                            ===========    ===========
Funded status
  Funded status at end of year............................  $(1,351,000)   $  (839,000)
  Unrecognized transition obligation......................     (148,000)      (192,000)
  Unrecognized prior service cost.........................       (2,000)        (2,000)
  Unrecognized actuarial (gain) loss......................       79,000       (703,000)
                                                            -----------    -----------
  Net amounts recognized..................................  $(1,422,000)   $(1,736,000)
                                                            ===========    ===========

     The current portion of the pension liability as of March 31, 2001 and 2000 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

     In October 1999, the Company terminated the defined benefit pension plan in the United Kingdom. This plan was contributory with the employer's share being actuarially determined. Benefits were based on the employee's years of service and average earnings for the three highest years for the ten year period preceding retirement. As a result of the plan termination, a curtailment loss of $1,682,000 was recognized. This charge is included in the caption "Restructuring Costs" in the 2000 Consolidated Statement of Operations. Employees may participate in a defined contribution plan which has replaced the defined benefit plan.

     Pension expense for the U.K. Plan was $209,000 and $206,000 in 2000 and 1999, respectively.

     Assets of the United States plan consist primarily of equity securities at March 31, 2001 and 2000. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years for the domestic plan.

     The Company has a Supplemental Executive Retirement Plan which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 2001, 2000, and 1999 related to this plan was $0, $26,000, and $26,000, respectively. At March 31, 2001 and 2000, the related liability was $92,000 and $107,000, respectively, and is included in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

     The Company has defined contribution plans covering substantially all employees. Company contributions to the domestic plan are based on the profitability of the Company and amounted to $43,000, $51,000, and $593,000 in 2001, 2000, and 1999, respectively. In fiscal year 2000, a defined contribution plan was established in the United Kingdom. Company contributions to this plan are based on a percentage of base salary which varies with the participant's age. Company contributions were $69,000 and $43,000 in 2001 and 2000, respectively.

     The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The accrued compensation liability under this plan was $755,000 and $1,100,000 at March 31, 2001 and 2000, respectively.

  Employee Stock Ownership Plan

     The Company has a noncontributory Employee Stock Ownership Plan (ESOP) that covers substantially all employees in the United States. In 1990, the Company borrowed $2,000,000 under loan and pledge agreements. The proceeds of the loans were used to purchase 87,454 shares of the Company's common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock which it owns. At March 31, 2000 the loan had been repaid.

     During 2000 and 1999, the Company recognized expense associated with the ESOP using the shares allocated method. This method recognizes interest expense as incurred on all outstanding debt of the ESOP and compensation expense related to principal reductions based on shares allocated for the period. Dividends received on unallocated shares that are used to service the ESOP debt reduce the amount of expense recognized each period. The compensation expense associated with the ESOP was $225,000 and $200,000 in 2000 and 1999, respectively. The ESOP received no dividends on unallocated shares in 2000 and 1999. Interest expense in the amount of $10,000 and $25,000 was incurred in 2000 and 1999, respectively. Dividends paid on allocated shares accumulate for the benefit of the employees.

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

     The components of postretirement benefit cost are:

                                                       2001        2000        1999
                                                     --------    --------    --------
Service cost -- benefits earned during the
  period...........................................  $ 51,000    $ 69,000    $ 69,000
Interest cost on accumulated benefit obligation....   176,000     168,000     176,000
Amortization of prior service cost.................   (87,000)    (87,000)    (87,000)
                                                     --------    --------    --------
Net postretirement benefit cost....................  $140,000    $150,000    $158,000
                                                     ========    ========    ========

     The assumptions used to develop the accrued postretirement benefit obligation were:

                                                              2001    2000    1999
                                                              ----    ----    ----
Discount rate...............................................  7 1/4%  7 1/2%  6 1/2%
Medical care cost trend rate................................    7%    7 1/2%    8%

     The medical care cost trend rate used in the actuarial computation ultimately reduces to 4 1/2% in 2006 and subsequent years. This was accomplished using 1/2% decrements for the years 2002 through 2006.

     Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

                                                               2001           2000
                                                            -----------    -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.......  $ 2,454,000    $ 2,861,000
  Service cost............................................       50,000         69,000
  Interest cost...........................................      176,000        168,000
  Participant contributions...............................       34,000         31,000
  Actuarial (gain) loss...................................       27,000       (517,000)
  Benefit payments........................................     (174,000)      (158,000)
                                                            -----------    -----------
  Projected benefit obligation at end of year.............  $ 2,567,000    $ 2,454,000
                                                            ===========    ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year..........  $         0    $         0
  Employer contribution...................................      140,000        127,000
  Participants' contributions.............................       34,000         31,000
  Benefit payments........................................     (174,000)      (158,000)
                                                            -----------    -----------
  Fair value of plan assets at end of year................  $         0    $         0
                                                            ===========    ===========
Funded status
  Funded status at end of year............................  $(2,567,000)   $(2,454,000)
  Unrecognized prior service cost.........................     (695,000)      (782,000)
  Unrecognized actuarial (gain) loss......................      (97,000)      (124,000)
                                                            -----------    -----------
  Net amounts recognized..................................  $(3,359,000)   $(3,360,000)
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

     Assumed medical care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A one percentage point change in assumed medical care cost trend rates would have the following effects:

                                                              1% INCREASE    1% DECREASE
                                                              -----------    -----------
Effect on total service and interest cost components........    $ 1,000       $ (1,000)
Effect on postretirement benefit obligation.................    $15,000       $(17,000)

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

     In November 2000, the Board of Directors adopted the 2000 Graham Corporation Incentive Plan to Increase Shareholder Value and approved the granting of non-qualified stock options to purchase 5,000 shares of the Company's common stock at an exercise price of $11.00 to its outside directors. If approved by the shareholders, these options will be immediately exercisable and will expire no later than November 2010. This plan provides for the issuance of up to 150,000 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are credited to each outside director's account for each of the first five full fiscal years of the director's service when the profit target of $500,000 is met. The share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan in 2001, 2000, and 1999 was $0, $0, and $50,000, respectively.

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

                                                      2001        2000          1999
                                                    --------    ---------    ----------
Net income (loss)..................  As reported    $195,000    $(833,000)   $2,369,000
                                     Pro forma       186,000     (842,000)    2,244,000
Basic earnings (loss) per share....  As reported    $    .12    $    (.55)   $     1.48
                                     Pro forma      $    .12    $    (.55)   $     1.40
Diluted earnings (loss) per          As reported    $    .12    $    (.55)   $     1.46
  share............................
                                     Pro forma      $    .12    $    (.55)   $     1.39

     The weighted average fair value of the options granted during 2001, 2000, and 1999 is estimated as $5.15, $3.54, and $3.98, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:

                                                           2001       2000       1999
                                                          -------    -------    -------
Expected life...........................................  5 years    5 years    5 years
Volatility..............................................   44.04%     41.48%     37.14%
Risk-free interest rate.................................    5.78%      6.05%      4.53%
Dividend yield..........................................    0%         0%         0%

     Information on options and rights under the Company's plans is as follows:

                                                                                WEIGHTED
                                                      OPTION         SHARES     AVERAGE
                                                       PRICE         UNDER      EXERCISE
                                                       RANGE         OPTION      PRICE
                                                   -------------    --------    --------
Outstanding at March 31, 1998....................  $6.58 - 21.44     143,850     $15.79
Granted..........................................  $7.50 - 17.00      43,500       9.84
Cancelled........................................     $13.17          (9,250)     13.17
                                                                    --------
Outstanding at March 31, 1999....................  $6.58 - 21.44     178,100      14.47
Granted..........................................      $7.75          30,400       7.75
Expired..........................................     $13.17         (26,250)     13.17
                                                                    --------
Outstanding at March 31, 2000....................  $6.58 - 21.44     182,250      13.54
Granted..........................................     $11.00          31,000      11.00
Exercised........................................  $6.58 - 8.42       (7,050)      7.71
Cancelled........................................     $21.44          (8,700)     21.44
                                                                    --------
Outstanding at March 31, 2001....................  $6.58 - 21.44     197,500     $13.00
                                                                    ========

     At March 31, 2001, the options outstanding had a weighted average remaining contractual life of 7.17 years. There were 192,700 options exercisable at March 31, 2001 which had a weighted average exercise price of $12.94. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire May 2003 to October 2010. The number of options available for future grants were 176,150 at March 31, 2001 and 48,450 at March 31, 2000.

NOTE 10 -- SHAREHOLDER RIGHTS PLAN:

     On July 27, 2000 the Company adopted a Shareholder Rights Plan. Under the Plan, as of September 11, 2000, one share Purchase Right ("Right") is attached to each outstanding share of Common Stock. When and if the Rights become exercisable, each Right would entitle the holder of a share of Common Stock to purchase from the Company one one-hundredth (1/100) interest in a share of Series A Junior Participating preferred stock, at a price of $45.00 per one one-hundredth (1/100) interest in a share of preferred stock, subject to adjustment. The Rights become exercisable upon certain events: (i) if a person or group of affiliated persons acquires 15% or more of the Company's outstanding Common Stock; or (ii) if a person or group commences a tender offer for 15% or more of the Company's outstanding Common Stock.

     The Company may redeem the Rights for $.01 per Right at any time prior to the acquisition by a person or group of affiliated persons of beneficial ownership of 15% or more of the Company's outstanding common stock ("Acquiring Person").

     In the event that any person or group of affiliated persons become an Acquiring Person, each holder of a Right other than Rights beneficially owned by the Acquiring Person will have the right to receive upon exercise a number of shares of Common Stock having a market value of twice the purchase price of the Right. In the event that the Corporation is acquired in a merger or other business combination transaction or fifty percent (50%) or more of its consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise, a number of shares of common stock of the acquiring corporation that at the time of such transaction will have a market value of two (2) times the purchase price of the Right.

NOTE 11 -- RESTRUCTURING COSTS:

     During fiscal year 2000, the defined benefit pension plan in the United Kingdom was terminated which resulted in a curtailment loss of $1,682,000. In addition, the Company incurred fees and expenses of $33,000 in administering the closure of the plan. The curtailment loss and related expenses are included in the caption "Restructuring Costs" in the 2000 Consolidated Statement of Operations.

     In October and March of fiscal year 2000, the United Kingdom subsidiary, in an effort to reduce costs, restructured its work force by eliminating positions at the staff and senior management levels. As a result, a restructuring charge of $186,000 was recognized which included severance and related employee benefit costs. This charge is also included in the caption "Restructuring Costs" in the 2000 Consolidated Statement of Operations.

NOTE 12 -- RELATED PARTY TRANSACTIONS:

     Director H. Russel Lemcke is President of the H. Russel Lemcke Group, which the Company engaged in May 1999 to assist it in making an acquisition in fulfillment of its strategic plan. Pursuant to this engagement, in the event that the Company were to acquire another business entity as a result of such assistance, Mr. Lemcke would be paid a fee of $100,000 plus 1% of the purchase price of the acquired entity.

     In April 2000, the Board of Directors adopted a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 160,000 shares of the Company's common stock currently held as treasury stock. Of the amount authorized, eligible participants purchased 117,800 shares at fair market value.

NOTE 13 -- SEGMENT INFORMATION:

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

                                                  2001           2000           1999
                                               -----------    -----------    -----------
Sales from external customers:
  U.S. ......................................  $40,665,000    $34,778,000    $48,886,000
  U.K. ......................................    3,768,000      3,950,000      4,092,000
                                               -----------    -----------    -----------
     Total...................................  $44,433,000    $38,728,000    $52,978,000
                                               ===========    ===========    ===========
Intersegment sales:
  U.S. ......................................  $    21,000    $   162,000    $     4,000
  U.K. ......................................    1,607,000      1,118,000      1,555,000
                                               -----------    -----------    -----------
     Total...................................  $ 1,628,000    $ 1,280,000    $ 1,559,000
                                               ===========    ===========    ===========
Interest revenue:
  U.S. ......................................  $   342,000    $   346,000    $   296,000
  U.K. ......................................
                                               -----------    -----------    -----------
     Total...................................  $   342,000    $   346,000    $   296,000
                                               ===========    ===========    ===========

                                                  2001           2000           1999
                                               -----------    -----------    -----------
Interest expense:
  U.S. ......................................  $   294,000    $   199,000    $   239,000
  U.K. ......................................       34,000         34,000         48,000
                                               -----------    -----------    -----------
     Total...................................  $   328,000    $   233,000    $   287,000
                                               ===========    ===========    ===========
Depreciation and amortization:
  U.S. ......................................  $   776,000    $   827,000    $   820,000
  U.K. ......................................      172,000        223,000        221,000
                                               -----------    -----------    -----------
     Total...................................  $   948,000    $ 1,050,000    $ 1,041,000
                                               ===========    ===========    ===========
Income tax expense (benefit):
  U.S. ......................................  $  (199,000)   $   188,000    $   651,000
  U.K. ......................................       13,000       (468,000)      (278,000)
                                               -----------    -----------    -----------
     Total...................................  $  (186,000)   $  (280,000)   $   373,000
                                               ===========    ===========    ===========
Segment net income (loss):
  U.S. ......................................  $   224,000    $   374,000    $ 2,066,000
  U.K. ......................................       41,000     (1,209,000)       355,000
                                               -----------    -----------    -----------
     Total...................................  $   265,000    $  (835,000)   $ 2,421,000
                                               ===========    ===========    ===========
Segment assets:
  U.S. ......................................  $35,737,000    $34,489,000    $32,046,000
  U.K. ......................................    4,665,000      3,831,000      4,317,000
                                               -----------    -----------    -----------
     Total...................................  $40,402,000    $38,320,000    $36,363,000
                                               ===========    ===========    ===========
Expenditures for long-lived assets:
  U.S. ......................................  $ 1,025,000    $   699,000    $ 1,179,000
  U.K. ......................................       99,000         12,000         10,000
                                               -----------    -----------    -----------
     Total...................................  $ 1,124,000    $   711,000    $ 1,189,000
                                               ===========    ===========    ===========

     The operating segment information above is reconciled to the consolidated totals as follows:

                                                  2001           2000           1999
                                               -----------    -----------    -----------
NET SALES
Total sales for operating segments...........  $46,061,000    $40,008,000    $54,537,000
Elimination of intersegment sales............   (1,628,000)    (1,280,000)    (1,559,000)
                                               -----------    -----------    -----------
Net sales....................................  $44,433,000    $38,728,000    $52,978,000
                                               ===========    ===========    ===========
INCOME TAX PROVISION (BENEFIT)
Total income tax provision (benefit).........  $  (186,000)   $   280,000    $   373,000
Eliminations.................................      (35,000)
                                               -----------    -----------    -----------
Provision (Benefit) for income taxes.........  $  (221,000)   $   280,000    $   373,000
                                               ===========    ===========    ===========
NET INCOME (LOSS)
Total segment net income (loss)..............  $   265,000    $  (835,000)   $ 2,421,000
Eliminations.................................      (70,000)         2,000        (52,000)
                                               -----------    -----------    -----------
Net income (loss)............................  $   195,000    $  (833,000)   $ 2,369,000
                                               ===========    ===========    ===========
ASSETS
Total segment assets.........................  $40,402,000    $38,320,000    $36,363,000
Elimination of corporate investment in
  subsidiaries...............................   (3,521,000)    (3,521,000)    (2,021,000)
Elimination of profit in inventory...........     (273,000)      (203,000)      (206,000)
                                               -----------    -----------    -----------
Total assets.................................  $36,608,000    $34,596,000    $34,136,000
                                               ===========    ===========    ===========

     Total segment interest revenue, interest expense, depreciation and amortization and expenditures for long-lived assets are equivalent to the consolidated totals for each of these items. Operating segments incurred research and development costs of $250,000, $255,000, and $371,000 in 2001, 2000, and 1999, respectively.

     Net sales by product line follows:

                                                  2001           2000           1999
                                               -----------    -----------    -----------
Heat transfer equipment......................  $19,366,000    $18,166,000    $26,477,000
Vacuum equipment.............................   21,999,000     18,716,000     24,836,000
All other....................................    3,068,000      1,846,000      1,665,000
                                               -----------    -----------    -----------
Net sales....................................  $44,433,000    $38,728,000    $52,978,000
                                               ===========    ===========    ===========

     The breakdown of net sales and long-lived assets by geographic area is:

                                                 2001           2000           1999
                                              -----------    -----------    -----------
Net Sales:
  Asia......................................  $ 3,567,000    $ 3,541,000    $ 9,777,000
  Australia & New Zealand...................       35,000        461,000         63,000
  Canada....................................    5,796,000      2,246,000      3,593,000
  Mexico....................................      511,000        695,000      4,287,000
  Middle East...............................    1,895,000      1,153,000      3,648,000
  South America.............................      747,000      2,710,000      3,231,000
  United States.............................   27,811,000     24,731,000     23,564,000
  Western Europe............................    3,824,000      2,918,000      4,140,000
  Other.....................................      247,000        273,000        675,000
                                              -----------    -----------    -----------
  Net sales.................................  $44,433,000    $38,728,000    $52,978,000
                                              ===========    ===========    ===========
Long-Lived Assets:
  United States.............................  $ 8,889,000    $ 8,767,000    $ 8,881,000
  United Kingdom............................    1,124,000      1,338,000      1,569,000
                                              -----------    -----------    -----------
     Total..................................  $10,013,000    $10,105,000    $10,450,000
                                              ===========    ===========    ===========

QUARTERLY FINANCIAL DATA:

     A capsule summary of the Company's unaudited quarterly results for 2001 and 2000 is presented below:

                             FIRST         SECOND          THIRD         FOURTH          TOTAL
                            QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                           ----------    -----------    -----------    -----------    -----------
2001
Net sales................  $8,284,000    $11,726,000    $10,558,000    $13,865,000    $44,433,000
Gross profit.............   1,859,000      2,914,000      2,047,000      2,976,000      9,796,000
Net income (loss)........    (354,000)       267,000       (303,000)       585,000        195,000
Per share:
  Net income (loss):
     Basic...............        (.23)           .17           (.18)           .36            .12
     Diluted.............        (.23)           .16           (.18)           .35            .12
Market price range.......  7.06 - 8.63   7.38 - 12.94   9.00 - 12.38   8.25 - 10.75   7.06 - 12.94

2000
Net sales................  $9,053,000    $11,659,000    $ 8,288,000    $ 9,728,000    $38,728,000
Gross profit.............   2,640,000      3,291,000      1,803,000      2,230,000      9,964,000
Net income (loss)........     181,000        509,000     (2,388,000)       865,000       (833,000)
Per share:
  Net income (loss):
     Basic...............         .12            .33          (1.57)           .57           (.55)
     Diluted.............         .12            .33          (1.57)           .57           (.55)
Market price range.......  7.63 - 9.44      6 - 9.44    6.06 - 8.25       6 - 8.13       6 - 9.44

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  Graham Corporation
Batavia, New York

     We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 18, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for under this Item is set forth in statements under "Election of Directors" on page 3 and "Executive Officers" on page 6 of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for under this Item is set forth in statements under "Directors' Fees" on page 5 of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders and also under "Compensation of Executive Officers" on pages 7 to 11 of such proxy statement, which statements are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2 of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(b) SECURITY OWNERSHIP OF MANAGEMENT

     The information called for under this Item is set forth in statements under "Principal Stockholders" on page 2, "Election of Directors" on page 3 and "Executive Officers" on pages 7 to 11 of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(c) CHANGES IN CONTROL

     (Not applicable.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for under this Item is set forth in statements under "Election of Directors" on page 5 of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Consolidated Statements of Operations for the Fiscal Years
     ended March 31, 2001, 2000 and 1999.........................          12
(B)  Consolidated Balance Sheets as of March 31, 2001 and 2000...          13
(C)  Consolidated Statements of Cash Flows for the Fiscal Years
     ended March 31, 2001, 2000 and 1999.........................          14
(D)  Consolidated Statements of Changes in Shareholders' Equity
     for the Fiscal Years ended March 31, 2001, 2000 and 1999....          15
(E)  Notes to Consolidated Financial Statements; and.............       16-32
(F)  Quarterly Financial Data....................................          32
(G)  Report of Independent Auditors..............................          33

     (a) (2) In addition to the above, the following Financial Statement Schedules and related information are required to be filed as part of this Annual Report on Form 10-K by Items 8 and 14(d) of Form 10-K:

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
     Independent Auditors' Report on Financial Statement
(A)  Schedules...................................................        36
     Financial Statement Schedules for the Fiscal Years ended
     March 31, 2001, 2000 and 1999 as follows:
     (ii) Valuation and Qualifying Accounts (Schedule II)........        37

     Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

     No items have been reported on Form 8-K since the Company's filing of Form 10-Q for the quarter ended December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  Graham Corporation
Batavia, New York

     We have audited the consolidated financial statements of Graham Corporation and subsidiaries as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001 and have issued our report thereon dated May 18, 2001; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Graham Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 18, 2001

                      GRAHAM CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT    CHARGED TO      CHARGED TO                    BALANCE AT
                                         BEGINNING     COSTS AND         OTHER                         END OF
              DESCRIPTION                OF PERIOD      EXPENSES        ACCOUNTS       DEDUCTIONS      PERIOD
              -----------                ----------    ----------    --------------    ----------    ----------
Year ended March 31, 2001
  Reserves deducted from the asset to
    which they apply:
      Reserve for doubtful accounts....   $ 23,000      $(11,000)(c)    $ 12,000(b)                   $ 24,000
      Reserve for inventory
         obsolescence..................    146,000        12,000         (12,000)(a)    (106,000)(d)    40,000
  Reserves included in the balance
    sheet caption
    Accrued expenses
      Reserve for contingencies........    700,000       (32,000)(c)                    (668,000)(e)         0
                                          --------      --------        --------       ---------      --------
Year ended March 31, 2000..............   $869,000      $(31,000)       $      0       $(774,000)     $ 64,000
                                          ========      ========        ========       =========      ========
  Reserves deducted from the asset to
    which they apply:
      Reserve for doubtful accounts....   $ 22,000      $ (8,000)(c)    $ 12,000(b)    $  (3,000)     $ 23,000
      Reserve for inventory
         obsolescence..................    101,000        47,000          (2,000)(a)                   146,000
  Reserves included in the balance
    sheet caption
    Accrued expenses
      Reserve for contingencies........    300,000       430,000                         (30,000)      700,000
                                          --------      --------        --------       ---------      --------
                                          $423,000      $469,000        $ 10,000       $ (33,000)     $869,000
                                          ========      ========        ========       =========      ========
Year ended March 31, 1999
  Reserves deducted from the asset to
    which they apply:
      Reserve for doubtful accounts....   $ 23,000      $ 23,000        $  1,000(b)    $ (25,000)     $ 22,000
      Reserve for inventory
         obsolescence..................     42,000        63,000          (4,000)(a)                   101,000
    Reserves included in the balance
      sheet caption
      Accrued expenses and Other
         long-term liabilities:
         Reserve for contingencies.....    250,000       100,000                         (50,000)      300,000
                                          --------      --------        --------       ---------      --------
                                          $315,000      $186,000        $ (3,000)      $ (75,000)     $423,000
                                          ========      ========        ========       =========      ========

---------------
Notes:

(a) Represents foreign currency translation adjustment.

(b) Represents a bad debt recovery and a foreign currency translation adjustment.

(c) Represents a reversal of the reserve.

(d) Represents a write-off of obsolete inventory thereby reducing inventory and the reserve.

(e) Represents the final settlement payment for the Batavia Landfill EPA claim.

     (a) (3) The following exhibits are required to be filed by Item 14(c) of Form 10-K:

EXHIBIT
  NO.
-------
    *3.1   Articles of Incorporation of Graham Corporation
    +3.2   By-laws of Graham Corporation
    *4.1   Certificate of Incorporation of Graham Corporation (included as Exhibit 3.1)
   **4.2   Stockholder Rights Plan of Graham Corporation
 ***10.1   1989 Stock Option and Appreciation Rights Plan of Graham
             Corporation
****10.2   1995 Graham Corporation Incentive Plan to Increase
             Shareholder Value
   +10.3   Graham Corporation Outside Directors' Long-Term Incentive
             Plan
   +10.4   Employment Contracts between Graham Corporation and Named
             Executive Officers
   +10.5   Senior Executive Severance Agreements with Named Executive
             Officers
  ++10.6   2000 Graham Corporation Incentive Plan to Increase
             Shareholder Value
      11   Statement regarding computation of per share earnings
           Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements
      21   Subsidiaries of the registrant
    23.1   Consent of Deloitte and Touche LLP

---------------
   * Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the year ended December 31, 1989.

  ** Incorporated herein by reference from the Registrant's Current Report on Form 8-K dated August 23, 2000 and Registrant's Form 8-A dated September 15, 2000.

 *** Incorporated herein by reference from the Registrant's Proxy Statement for its 1991 Annual Meeting of Shareholders.

**** Incorporated herein by reference from the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders.

   + Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the fiscal year ended March 31, 1998.

  ++ Incorporated herein by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          GRAHAM CORPORATION

DATE:  June 6, 2001                                             By /s/     J. RONALD HANSEN
                                                        -----------------------------------------------------
                                                                           J. Ronald Hansen
                                                          Vice President-Finance & Administration and Chief
                                                           Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE
                     ---------
                 /s/ ALVARO CADENA                   President and Chief Executive         June 6, 2001
---------------------------------------------------    Officer; Director
                   Alvaro Cadena

               /s/ J. RONALD HANSEN                  Vice President-Finance &              June 6, 2001
---------------------------------------------------    Administration and Chief
                 J. Ronald Hansen                      Financial Officer (Principal
                                                       Accounting Officer)

                /s/ PHILIP S. HILL                   Director                              June 6, 2001
---------------------------------------------------
                  Philip S. Hill

             /s/ CORNELIUS S. VAN REES               Director                              June 6, 2001
---------------------------------------------------
               Cornelius S. Van Rees

               /s/ JERALD D. BIDLACK                 Director; Chairman of the Board       June 6, 2001
---------------------------------------------------
                 Jerald D. Bidlack

               /s/ HELEN H. BERKELEY                 Director                              June 6, 2001
---------------------------------------------------
                 Helen H. Berkeley

               /s/ H. RUSSEL LEMCKE                  Director                              June 6, 2001
---------------------------------------------------
                 H. Russel Lemcke

===============================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                              --------------------


                                    EXHIBITS

                                   filed with

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       of

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED March 31, 2001


                              --------------------


                               GRAHAM CORPORATION



===============================================================================