Form 10-Q
period 2001-06-30
GRAHAM CORP
filed 2001-08-03
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    June 30, 2001
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of August 3, 2001, there were outstanding 1,635,142 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           JUNE 30, 2001

                  PART I - FINANCIAL INFORMATION



































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of June 30, 2001 and for the three month period then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of June 30, 2001 and its results of operations for the three month period then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                               June 30,      March 31,
                                                 2001           2001
                                                 ----           ----
Assets
Current Assets:
 Cash and equivalents                        $ 1,283,000   $   226,000
 Investments                                                 4,905,000
 Trade accounts receivable                     7,399,000     7,954,000
 Inventories                                   8,892,000     9,383,000
 Domestic and foreign income taxes
  receivable                                     732,000       449,000
 Deferred income tax asset                       903,000     1,021,000
 Prepaid expenses and other current assets       416,000       529,000
                                             -----------   -----------
                                              19,625,000    24,467,000
Property, plant and equipment, net             9,865,000    10,013,000
Deferred income tax asset                      2,268,000     2,113,000
Other assets                                       9,000        15,000
                                             -----------   -----------
                                             $31,767,000   $36,608,000
                                             ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                               June 30,      March 31,
                                                 2001           2001
                                                 ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                             $ 1,130,000   $ 4,164,000
 Current portion of long-term debt                88,000       126,000
 Accounts payable                              3,182,000     4,968,000
 Accrued compensation                          2,483,000     2,225,000
 Accrued expenses and other liabilities        1,031,000       893,000
 Customer deposits                             1,512,000       929,000
                                             -----------   -----------
                                               9,426,000    13,305,000

Long-term debt                                   166,000       682,000
Accrued compensation                             731,000       706,000
Deferred income tax liability                     31,000        31,000
Other long-term liabilities                       11,000        11,000
Accrued pension liability                      1,579,000     1,516,000
Accrued postretirement benefits                3,250,000     3,220,000
                                             -----------   -----------
 Total liabilities                            15,194,000    19,471,000
                                             -----------   -----------
Shareholders' equity:
 Preferred stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued 1,703,465 shares on June 30, 2001
   and 1,697,645 on March 31, 2001               170,000       170,000
 Capital in excess of par value                4,619,000     4,575,000
 Retained earnings                            15,974,000    16,583,000
 Accumulated other comprehensive loss         (2,187,000)   (2,188,000)
                                             -----------   -----------
                                              18,576,000    19,140,000
Less:
 Treasury stock                               (1,161,000)   (1,161,000)
 Notes receivable from officers and
  directors                                     (842,000)     (842,000)
                                             -----------   -----------
Total shareholders' equity                    16,573,000    17,137,000
                                             -----------   -----------
                                             $31,767,000   $36,608,000
                                             ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                Three Months
                                               ended June 30,
                                            2001            2000
                                            ----            ----
Net Sales                               $ 9,581,000    $ 8,284,000
                                        -----------    -----------
Cost and expenses:
 Cost of products sold                    7,982,000      6,425,000
 Selling, general and administrative      2,432,000      2,307,000
 Interest expense                            73,000         74,000
                                        -----------    -----------
                                         10,487,000      8,806,000
                                        -----------    -----------
Loss before income taxes                   (906,000)      (522,000)
Benefit for income taxes                   (297,000)      (168,000)
                                        -----------    -----------
Net loss                                   (609,000)      (354,000)

Retained earnings at beginning of
 period                                  16,583,000     16,898,000
                                        -----------    -----------
Retained earnings at end of period      $15,974,000    $16,544,000
                                        ===========    ===========
Per Share Data:
 Basic:
  Net loss                                    $(.37)         $(.23)
                                              =====          =====
 Diluted:
  Net loss                                    $(.37)         $(.23)
                                              =====          =====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended June 30,
                                                   2001         2000
                                                   ----         ----
Operating activities:
 Net loss                                      $ (609,000)   $ (354,000)
                                               ----------    ----------
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                    245,000       240,000
 Gain on sale of property, plant and
  equipment                                                     (23,000)
 Loss on sale of investments                       28,000
 (Increase) Decrease in operating assets:
  Accounts receivable                             555,000      (506,000)
  Inventory, net of customer deposits           1,085,000     1,814,000
  Prepaid expenses and other current and non-
   current assets                                 113,000     ( 115,000)
 Increase (Decrease) in operating
  liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other liabilities      (1,389,000)   (1,142,000)
  Accrued compensation, accrued pension
   liability, and accrued postemployment
   benefits                                       118,000        92,000
  Domestic and foreign income taxes              (294,000)      242,000
  Deferred income taxes                           (37,000)
                                               ----------    ----------
   Total adjustments                              424,000       602,000
                                               ----------    ----------
 Net cash provided (used) by operating
  activities                                     (185,000)      248,000
                                               ----------    ----------

                GRAHAM CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                              Three Months Ended June 30,
                                                   2001         2000
                                                   ----         ----
Investing activities:
 Purchase of property, plant and equipment        (64,000)     (188,000)
 Proceeds from sale of property, plant &
  equipment                                                      27,000
 Proceeds from sale of investments              4,877,000
                                               ----------    ----------
 Net cash provided (used) by investing
  activities                                    4,813,000      (161,000)
                                               ----------    ----------
Financing activities:
 Increase (decrease) in short-term debt        (3,034,000)       95,000
 Proceeds from issuance of long-term debt       4,530,000     5,844,000
 Principal repayments on long-term debt        (5,111,000)   (7,103,000)
 Issuance of common stock                          44,000
                                               ----------    ----------
 Net cash used by financing activities         (3,571,000)   (1,164,000)
                                               ----------    ----------
 Effect of exchange rate on cash                                 (8,000)
                                               ----------    ----------
 Net increase (decrease) in cash and
  equivalents                                   1,057,000    (1,085,000)

 Cash and equivalents at beginning of
  period                                          226,000     1,110,000
                                               ----------    ----------
 Cash and equivalents at end of period         $1,283,000    $   25,000
                                               ==========    ==========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                           JUNE 30, 2001

-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           6/30/01       3/31/01
                                           -------       -------
Raw materials and supplies              $ 1,927,000   $ 1,996,000
Work in process                          10,723,000    11,243,000
Finished products                         1,678,000     1,880,000
                                        -----------   -----------
                                         14,328,000    15,119,000
Less - progress payments                  5,436,000     5,736,000
                                        -----------   -----------
                                        $ 8,892,000   $ 9,383,000
                                        ===========   ===========

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
-------------------------------------------------------------------------
   Basic  earnings per share is computed by dividing net income  by the  weighted average number of common shares outstanding  for  the
period.   Diluted earnings per share is calculated by dividing  net
income  by  the  weighted  average  number  of  common  and,   when
applicable, potential common shares outstanding during the  period.
A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below:

<CAPTION
                                               Three months
                                              ended June 30,
                                            2001          2000
                                            ----          ----
Basic loss per share

 Numerator:
  Net loss                                $(609,000)    $(354,000)
                                          ---------     ---------
 Denominator:
  Weighted common shares outstanding      1,631,000     1,504,000
  Share equivalent units (SEU)
   outstanding                               11,000        11,000
                                          ---------     ---------
  Weighted average shares and SEU's
   outstanding                            1,642,000     1,515,000
                                          ---------     ---------
Basic loss per share                          $(.37)        $(.23)
                                              =====         =====

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE (concluded):
-------------------------------------------------------------------------

                                               Three months
                                              ended June 30,
                                            2001          2000
                                            ----          ----
Diluted loss per share

 Numerator:
  Net loss                                ($609,000)    $(354,000)
                                          ---------     ---------
 Denominator:
  Weighted average shares and SEU's
   outstanding                            1,642,000     1,515,000
                                          ---------     ---------
  Weighted average common and potential
   common shares outstanding
                                          1,642,000     1,515,000
                                          ---------     ---------
Diluted loss per share                        $(.37)        $(.23)
                                              =====         =====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share as the effect would be antidilutive due to the net loss.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------

   Actual interest paid was $84,000 and $77,000 for the three months ended June 30, 2001 and 2000, respectively. In addition, actual income taxes paid were $2,000 for the three months ended June 30, 2001 and actual income taxes refunded were $411,000 for the three months ended June 30, 2000.


-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------

   Total comprehensive loss was $608,000 and $476,000 for the three months ended June 30, 2001 and 2000, respectively. Other comprehensive income (loss) included foreign currency translation adjustments of $1,000 and $(122,000) for the quarters ended June 30, 2001 and 2000, respectively.

-------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION
-------------------------------------------------------------------------

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                                               Three months
                                              ended June 30,
                                             2001         2000
                                             ----         ----
Sales from external customers
 U.S.                                     $8,476,000   $7,413,000
 U.K.                                      1,105,000      871,000
                                          ----------   ----------
 Total                                    $9,581,000   $8,284,000
                                          ==========   ==========
Intersegment sales
 U.S.                                                  $    9,000
 U.K.                                     $  269,000      194,000
                                          ----------   ----------
 Total                                    $  269,000   $  203,000
                                          ==========   ==========
Segment net loss
 U.S.                                     $ (549,000   $ (404,000)
 U.K.                                        (82,000)     (33,000)
                                          ----------   ----------
 Total                                    $ (631,000   $ (437,000)
                                          ==========   ==========
   The  segment  net  loss above is reconciled to the  consolidated totals as follows:

Total segment net loss                    $ (631,000)  $ (437,000)
Eliminations                                  22,000       83,000
                                          ----------   ----------
Net loss                                  $ (609,000)  $ (354,000)
                                          ==========   ==========

-------------------------------------------------------------------------
NOTE 6 - FINANCIAL ACCOUNTING STANDARDS NO. 133
-------------------------------------------------------------------------

   During the first quarter of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. At April 1 and June 30, 2001, the Company had no derivatives that met the criteria for a derivative instrument. As a result, management of the Company concluded that there was no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 at June 30, 2001.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                           June 30, 2001

Results of Operations
---------------------
   Sales increased 16% in the first quarter of fiscal year 2002 compared to the same period last year. Sales for the first quarter increased 14% in the United States and 29% in the United Kingdom compared to fiscal year 2001. The increase in the United States sales is attributable to significant sales of the new rectangular condenser product. The improvement in the United Kingdom sales is a reflection of the higher order intake level experienced in the second half of fiscal 2001.

   Cost of sales as a percent of sales for the first quarter was 83% compared to 78% a year ago. Cost of sales as a percent of sales for the United States operating segment was 86% for the current quarter compared to 80% for the first quarter of fiscal year 2001. For the United Kingdom operations, cost of sales as a percent of sales declined to 70% from 74% a year ago. The significant increase in the United States is due to product mix and is reflective of the fierce price competition experienced in fiscal year 2001. The reduced percentage in the United Kingdom is also attributable to product mix as a higher portion of sales was comprised of spare parts which generate significant profit margins.

   Selling, general and administrative expenses for the three months ended June 30, 2001 were 5% greater than selling, general and administrative expenses for the same period of fiscal year 2001 but represented 25% of sales as compared to 28% in the first quarter last year. Selling, general and administrative expenses as a percent of sales declined due to the increase in sales levels during the current quarter as compared to the first quarter of last year. This is an indication of management's efforts to control overhead costs.

   Interest expense remained stable at $73,000 compared to $74,000 from the same period in fiscal year 2001. The decrease in short- and long-term debt of $3,588,000 was attributable to a significant paydown in the United States near the end of the first quarter.

   The effective income tax rate for the first quarter was consistent with the prior year at 33% compared to 32%.

Liquidity and Capital Resources
-------------------------------
   The   financial  condition  of  the  Company  remained   stable.
Working capital of $10,199,000 at June 30, 2001 compares to $11,162,000 at March 31, 2001. The working capital decrease reflects decreases of $4,842,000 and $3,879,000 in current assets and current liabilities, respectively. The decrease in current assets related to the sale of the investments during the quarter. The decrease in current liabilities is primarily attributable to a reduction in short-term debt as the proceeds from the sale of the investments were used to pay down this debt. The current ratio has increased from 1.8 at March 31, 2001 to 2.1 at June 30, 2001.

Liquidity and Capital Resources (concluded)
-------------------------------------------
   Net cash used from operating activities for the first quarter was $185,000. Net loss, adjusted for depreciation and amortization, used $364,000 of operating cash. As noted above, net cash provided from investing activities through the sale of investments during the three month period of $4,813,000 was utilized to pay down short- and long-term debt in the United States. Capital expenditures were $64,000 compared to $188,000 for the same period last year. There were no major commitments for capital expenditures as of June 30, 2001. Management anticipates spending approximately $900,000 in fiscal year 2002 for capital additions to upgrade computer equipment and machinery.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2002 cash requirements.

   The long-term debt to equity ratio of 2% compares to 5% at March 31, 2001. The total liabilities to assets ratio is 48% compared to 53% at March 31, 2001. These ratios are reflective of the continued stability and strength of the Company's financial condition.

New Orders and Backlog
----------------------
   New orders for the first quarter were $19,186,000 compared to $12,425,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $17,542,000 compared to $11,760,000 for the same period in fiscal year 2001. New orders in the United Kingdom were $1,732,000 compared to $1,101,00 for the same quarter last year. The significant increase in new orders in the United States is due to significant orders obtained for rectangular condensers.

   Backlog of unfilled orders at June 30, 2001 is $38,060,000 compared to $28,418,000 at this time a year ago and $28,458,000 at March 31, 2001. Prior to intercompany eliminations, current backlog in the United States of $34,607,000 compares to $25,544,000 at March 31, 2001 and $28,027,000 at June 30, 2000. Current
backlog in the United Kingdom of $3,723,000 compares to $3,366,000 at March 31, 2001 and $1,179,000 at June 30, 2000. The current backlog is reflective of the significant orders obtained for pump equipment for a South African project and rectangular condensers. The current backlog, with the exception of approximately $8,500,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
     The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
incurring long-term debt. Based upon variable rate debt outstanding at June 30, 2001, a 1% change in interest rates would impact annual interest expense by $34,000.

     Over the past three years, Graham's international consolidated sales exposure approximates 44% of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost, the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, redemption value of sales can be adversely impacted. The substantial portion of Graham's sales are collected in U.S. dollars. The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Foreign operations produced a net loss in the first quarter of $82,000. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would impact first quarter net loss by approximately $8,000.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at June 30, 2001 and 2000 and the respective quarter end market price per share, a 50% to 100% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's first quarter operating results by $66,000 to $131,000 for 2002 and $41,000 to $82,000 for 2001. In the first quarter of 2002, the loss, net of tax, recorded due to the increase in the stock price was not significant. Assuming required net income of $500,000 to award SEU's is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the June 30, 2001 market price of the Company's stock of $12.25 per share, a 50% to 100% change in the stock price would positively or negatively impact the Company's operating results by $116,000 to $231,000 in 2003, $121,000 to $241,000 in 2004 and $126,000 to
$251,000 in 2005, 2006 and 2007.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                           JUNE 30, 2001
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended June 30, 2001.



















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




Date 08/03/01

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

          Stockholder Rights Plan of Graham Corporation  (filed  as
          Item 5 to Registrant's current report filed on Form 8-K on August 23, 2000 and Registrant's Form 8-A filed on
          September   15,   2000,   and  incorporated   herein   by
          reference).

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

-------------------------

     2000 Graham Corporation Incentive Plan to Increase Shareholder Value (filed on the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders and incorporated herein by reference).

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

(99) Additional exhibits

     None.