Form 10-Q
period 2001-09-30
GRAHAM CORP
filed 2001-11-09
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    September 30, 2001
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES __X__      NO _____
   As of November 9, 2001, there were outstanding 1,635,142 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                        SEPTEMBER 30, 2001

                  PART I - FINANCIAL INFORMATION

































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of September 30, 2001 and for the three month and six month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 2001 and its results of operations for the three and six month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                             September 30,     March 31,
                                                  2001            2001
                                                  ----            ----
Assets
Current Assets:
 Cash and equivalents                         $   719,000    $   226,000
 Investments                                      994,000      4,905,000
 Trade accounts receivable                      8,985,000      7,954,000
 Inventories                                    6,970,000      9,383,000
 Domestic and foreign income taxes
  receivable                                      113,000        449,000
 Deferred income tax asset                        833,000      1,021,000
 Prepaid expenses and other current assets        475,000        529,000
                                              -----------    -----------
                                               19,089,000     24,467,000
Property, plant and equipment, net              9,877,000     10,013,000
Deferred income tax asset                       2,278,000      2,113,000
Other assets                                        4,000         15,000
                                              -----------    -----------
                                              $31,248,000    $36,608,000
                                              ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                             September 30,     March 31,
                                                  2001            2001
                                                  ----            ----

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                              $   941,000    $ 4,164,000
 Current portion of long-term debt                 94,000        126,000
 Accounts payable                               2,311,000      4,968,000
 Accrued compensation                           2,702,000      2,225,000
 Accrued expenses and other liabilities           885,000        893,000
 Customer deposits                              1,530,000        929,000
                                                8,463,000     13,305,000

Long-term debt                                    156,000        682,000
Accrued compensation                              676,000        706,000
Deferred income tax liability                      33,000         31,000
Other long-term liabilities                        11,000         11,000
Accrued pension liability                       1,645,000      1,516,000
Accrued postretirement benefits                 3,264,000      3,220,000
                                              -----------    -----------
Total liabilities                              14,248,000     19,471,000
                                              -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued 1,703,465 shares on September 30,
   2001 and 1,697,645 on March 31, 2001           170,000        170,000
 Capital in excess of par value                 4,619,000      4,575,000
 Retained earnings                             16,323,000     16,583,000
 Accumulated other comprehensive loss          (2,109,000)    (2,188,000)
                                              -----------    -----------
                                               19,003,000     19,140,000
Less:
 Treasury Stock                                (1,161,000)    (1,161,000)
 Notes receivable from officers and
  directors                                      (842,000)      (842,000)
                                              -----------    -----------
Total shareholders' equity                     17,000,000     17,137,000
                                              -----------    -----------
                                              $31,248,000    $36,608,000
                                              ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                Three Months               Six Months
                             ended September 30,       ended September 30,
                             2001         2000         2001         2000
                             ----         ----         ----         ----
Net Sales                 $14,082,000  $11,726,000  $23,663,000  $20,010,000
                          -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold     10,996,000    8,812,000   18,978,000   15,237,000
 Selling, general and
  administrative            2,545,000    2,444,000    4,977,000    4,751,000
 Interest expense              32,000       66,000      105,000      140,000
                          -----------  -----------  -----------  -----------
                           13,573,000   11,322,000   24,060,000   20,128,000
                          -----------  -----------  -----------  -----------
Income (Loss) before
 income taxes                 509,000      404,000     (397,000)    (118,000)
Provision (Benefit) for
 income taxes                 160,000      137,000     (137,000)     (31,000)
                          -----------  -----------  -----------  -----------
Net income (loss)             349,000      267,000     (260,000)     (87,000)

Retained earnings at
 beginning of period       15,974,000   16,544,000   16,583,000   16,898,000
Loss on issuance of
 treasury stock                           (510,000)                 (510,000)
                          -----------  -----------  -----------  -----------
Retained earnings at
 end of period            $16,323,000  $16,301,000  $16,323,000  $16,301,000
                          ===========  ===========  ===========  ===========
Per Share Data:
 Basic:
  Net income (loss)              $.21         $.17        $(.16)       $(.06)
                                 ====         ====        =====        =====
 Diluted:
  Net income (loss)              $.21         $.16        $(.16)       $(.06)
                                 ====         ====        =====        =====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended
                                                     September 30,
                                                   2001         2000
                                                   ----         ----
Operating activities:
 Net loss                                      $ (260,000)   $  (87,000)
                                               ----------    ----------
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                    490,000       479,000
 Gain on sale of property, plant and              (10,000)      (55,000)
  equipment
 Loss on sale of investments                       28,000
 (Increase) Decrease in operating assets:
  Accounts receivable                            (964,000)      334,000
  Inventory, net of customer deposits           3,069,000     1,229,000
  Prepaid expenses and other current and non-
   current assets                                  60,000       (91,000)
 Increase (Decrease) in operating
  liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other liabilities      (2,229,000)   (2,065,000)
  Accrued compensation, accrued pension
   liability, and accrued postemployment
   benefits                                       143,000       200,000
  Domestic and foreign income taxes               307,000       369,000
  Deferred income taxes                            44,000       (15,000)
                                               ----------    ----------
   Total adjustments                              938,000       385,000
                                               ----------    ----------
 Net cash provided by operating activities        678,000       298,000
                                               ----------    ----------

                GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                   Six Months Ended
                                                     September 30,
                                                   2001         2000
                                                   ----         ----

Investing activities:
 Purchase of property, plant and equipment       (365,000)     (786,000)
 Proceeds from sale of property, plant and
  equipment                                       140,000       293,000
 Purchase of investments                         (994,000)
 Proceeds from sale of investments              4,877,000
                                               ----------    ----------
 Net cash provided (used) by investing
  activities                                    3,658,000      (493,000)
                                               ----------    ----------
Financing activities:
 Decrease in short-term debt                   (3,256,000)     (850,000)
 Proceeds from issuance of long-term debt       4,785,000     8,934,000
 Principal repayments on long-term debt        (5,417,000)   (8,922,000)
 Issuance of common stock                          44,000        23,000
 Sale of treasury stock                                          12,000
                                               ----------    ----------
 Net cash used by financing activities         (3,844,000)     (803,000)
                                               ----------    ----------
 Effect of exchange rate on cash                    1,000       (14,000)
                                               ----------    ----------
 Net increase (decrease) in cash and
  equivalents                                     493,000    (1,012,000)
 Cash and equivalents at beginning of
  period                                          226,000     1,110,000
                                               ----------    ----------
 Cash and equivalents at end of period         $  719,000    $   98,000
                                               ==========    ==========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                        SEPTEMBER 30, 2001

------------------------------------------------------------------------
NOTE 1 - INVENTORIES
------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                            9/30/01        3/31/01
                                            -------        -------
Raw materials and supplies               $ 1,842,000    $ 1,996,000
Work in process                            7,188,000     11,243,000
Finished products                          1,757,000      1,880,000
                                         -----------    -----------
                                          10,787,000     15,119,000
Less - progress payments                   3,817,000      5,736,000
                                         -----------    -----------
                                         $ 6,970,000    $ 9,383,000
                                         ===========    ===========

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

                                  Three months          Six months
                              ended September 30,   ended September 30,
                                2001       2000       2001       2000
                                ----       ----       ----       ----
Basic earnings (loss)
 per share
 Numerator:
  Net income (loss)          $ 349,000  $ 267,000  $(260,000) $ (87,000)
                             ---------  ---------  ---------  ---------
 Denominator:
  Weighted common shares
   outstanding               1,635,000  1,590,000  1,633,000  1,547,000
  Share equivalent units
   (SEU) outstanding            11,000     11,000     11,000     11,000
                             ---------  ---------  ---------  ---------
  Weighted average shares
   and SEU's outstanding     1,646,000  1,601,000  1,644,000  1,558,000
                             ---------  ---------  ---------  ---------
Basic earnings (loss)
 per share                        $.21       $.17      $(.16)     $(.06)
                                  ====       ====      =====      =====

------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE (concluded):
------------------------------------------------------------------------

                                  Three months          Six months
                              ended September 30,   ended September 30,
                                2001       2000       2001       2000
                                ----       ----       ----       ----
Diluted earnings (loss)
 per share

 Numerator:
  Net income (loss)          $ 349,000  $ 267,000  $(260,000) $ (87,000)
                             ---------  ---------  ---------  ---------
 Denominator:
  Weighted average shares
   and SEU's outstanding     1,646,000  1,601,000  1,644,000  1,558,000
  Stock options outstanding     19,000     17,000
                             ---------  ---------  ---------  ---------
  Weighted average common
   and potential common
   shares outstanding        1,665,000  1,618,000  1,644,000  1,558,000
                             ---------  ---------  ---------  ---------
Diluted earnings (loss)
 per share                        $.21       $.16      $(.16)     $(.06)
                                  ====       ====      =====      =====

   Options to purchase shares of common stock which totaled 138,800 and 85,500 for the three months ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as the effect would be antidilutive due to the options' exercise price being greater than the average market price of the common shares.

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the six month period in fiscal year 2002 and 2001 as the effect would be antidilutive due to the net losses for the periods.

------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
------------------------------------------------------------------------
   Actual  interest  paid  was $116,000 and $142,000  for  the  six
months  ended  September  30,  2001  and  2000,  respectively.   In
addition,  actual income taxes refunded were $517,000 and  $385,000 for the six months ended September 30, 2001 and 2000, respectively.

   Non-cash activities during the six months ended September 30, 2001 and 2000 included capital expenditures totaling $70,000 and $2,000, respectively, which were financed through the issuance of capital leases.

------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
------------------------------------------------------------------------
   Total comprehensive income was $427,000 and $180,000 for the three months ended September 30, 2001 and 2000, respectively.
Other comprehensive income (loss) for the three months ended September 30, 2001 and 2000 included foreign currency translation
adjustments   of   $78,000  and  $(87,000),  respectively.    Total
comprehensive loss for the six months ended September 30, 2001  and
2000 was $181,000 and $296,000, respectively. Other comprehensive income (loss) for the six months ended September 30, 2001 and 2000 included foreign currency translation adjustments of $79,000 and $(209,000), respectively.

------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION
------------------------------------------------------------------------
   The  Company's business consists of two operating segments based
upon  geographic  area.   The  United States  segment  designs  and
manufactures  heat transfer and vacuum equipment and the  operating
segment   located   in  the  United  Kingdom  manufactures   vacuum
equipment.  Operating segment information is presented below:

                               Three Months Ended         Six Months Ended
                                  September 30,             September 30,
                                2001        2000         2001         2000
                                ----        ----         ----         -----
Sales from external
 customers
 U.S.                       $12,153,000  $11,071,000  $20,629,000  $18,484,000
 U.K.                         1,929,000      655,000    3,034,000    1,526,000
                            -----------  -----------  -----------  -----------
 Total                      $14,082,000  $11,726,000  $23,663,000  $20,010,000
                            ===========  ===========  ===========  ===========
Intersegment sales
 U.S.                                    $     9,000               $    18,000
 U.K.                       $   247,000      575,000  $   516,000      769,000
                            -----------  -----------  -----------  -----------
 Total                      $   247,000  $   584,000  $   516,000  $   787,000
                            ===========  ===========  ===========  ===========
Segment net income
 (loss)
 U.S.                       $   122,000  $   271,000  $  (427,000) $  (133,000)
 U.K.                           191,000       (1,000)     109,000      (34,000)
                            -----------  -----------  -----------  -----------
 Total segment net income
  (loss)                    $   313,000  $   270,000  $  (318,000) $  (167,000)
                            ===========  ===========  ===========  ===========

------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION (concluded)
------------------------------------------------------------------------
The segment net income (loss) above is reconciled to the consolidated totals as follows:

                               Three Months Ended         Six Months Ended
                                  September 30,             September 30,
                                2001        2000         2001         2000
                                ----        ----         ----         -----
Total segment net income
(loss)                      $   313,000  $   270,000  $  (318,000) $  (167,000)
Eliminations                     36,000       (3,000)      58,000       80,000
                            -----------  -----------  -----------  -----------
Net income (loss)           $   349,000  $   267,000  $  (260,000) $   (87,000)
                            ===========  ===========  ===========  ===========

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                        September 30, 2001

Results of Operations
---------------------
   Sales increased 20% in the second quarter of fiscal year 2002 compared to 2001. Sales for the second quarter increased 10% in the United States and 77% in the United Kingdom compared to 2001. Sales for the six months ended September 30, 2001 exceeded sales for the same period last year by 11% and 55% in the United States and the United Kingdom, respectively. The increases in sales in the United States are a reflection of the significant volume of new orders. The greater sales levels in the United Kingdom are due to an increase in dry pump sales and improved production schedules as the company experienced delays during the second quarter of last year.

   Cost of sales as a percent of sales for the second quarter 2002 increased slightly to 78% compared to 75% a year ago. In the United States, cost of sales as a percent of sales was 82% compared to 77% for the same quarter last year. In the United Kingdom, cost of sales as a percent of sales for the quarter was 63% compared to 68% last year. For the six months, cost of sales as a percent of sales climbed to 80% compared to 76% in fiscal year 2001. For the six month period in the United States, the cost of sales percentage was 84% compared to 78% for the same period last year while in the United Kingdom it declined from 71% to 66%. The increases in the United States are due to the competitiveness experienced in the market place. The United Kingdom percentages are a reflection of product mix, including spare part sales and engineering fees which carry favorable profit margins.

   For the three month and six month periods, selling, general and administrative expenses increased 4% and 5% respectively, from the same periods in fiscal year 2001. Selling, general and administrative expenses as a percent of sales for the quarters ended September 30, 2001 and 2000 were 18% and 21%, respectively. For the six month period, selling, general and administrative expenses decreased to 20% from 24% last year. The increased expenses are primarily attributable to costs incurred for marketing the dry pump in the United Kingdom. However, selling, general and administrative expenses as a percent of sales have declined due to the increase in sales levels for the current quarter and year-to-date compared to the same periods last year.

   Interest expense for the second quarter and six-month period of the current year decreased 50% and 25%, respectively, compared to the prior year. These decreases are reflective of the significant paydown of outstanding debt in the United States during the first quarter of fiscal year 2002.

   The effective income tax rates for the second quarter and six month period in fiscal year 2002 were 31% and 35%, respectively, compared with the 2001 effective tax rates of 34% and 26% for the same periods.

Financial Condition
-------------------
   The financial condition of the Company has remained stable and strong during fiscal year 2002. Working capital of $10,626,000 at September 30, 2001 compares to $11,162,000 at March 31, 2001. This working capital decrease reflects a decline in current assets of $5,378,000 and a decrease in current liabilities of $4,842,000.
The decrease in current assets related primarily to significant declines in investments and inventory. During the first quarter the investments were sold to pay off debt. Inventory has been reduced during the first half of the year as a result of significant sales volumes. The decrease in current liabilities reflects the paydown of short-term debt and a decline in accounts payable which is related to lower inventory levels. The current ratio at September 30, 2001 is 2.3 compared to 1.8 at March 31, 2001.

   Net cash provided from operating activities for the six months was $678,000. Net loss, adjusted for depreciation and amortization, provided for $230,000 of operating cash. The reduction in inventory provided operating cash of $3,069,000. Net cash provided by investing activities for the first half of the year of $3,658,000 resulted primarily from the sale of the investments. The proceeds from the sale were utilized to pay down short-term debt. Capital expenditures were $365,000 compared to $786,000 for the same period last year. There were no major commitments for capital expenditures as of September 30, 2001.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2002 cash requirements.

   Total long-term debt decreased $558,000 due to paydowns on the United States line of credit, as well as scheduled payments on capital leases. The long-term debt to equity ratio of 1% at September 30, 2001 compares to 5% at fiscal year end 2001. The total liabilities to assets ratio is 46% compared to 53% at March 31, 2001.

New Orders and Backlog
----------------------
   New orders for the second quarter were $17,552,000 compared to $11,524,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $17,045,000 compared to $10,267,000 for the same period in fiscal 2001. New orders in the United Kingdom were $881,000 compared to $1,585,000 for the same quarter last year.

   For the first half of the fiscal year new orders were $36,738,000 compared to $23,948,000 for the comparable six month period of fiscal 2001. Prior to eliminations, new orders in the United States were $34,587,000 for the six month period compared to $22,028,000 for the same period last year and new orders in the United Kingdom were $2,613,000 compared to $2,684,000 in fiscal 2001. The current level of new order activity is due to significant orders obtained from a single customer for rectangular

New Orders and Backlog (concluded)
----------------------------------
condensers to be used in the power industry. These orders are part of a power plant construction program in which the customer is participating. As a result, the Company anticipates order intake for this product to continue at the current level with estimated shipment of the related units through 2005.

   Backlog of unfilled orders at September 30, 2001 is $41,611,000, the highest in the Company's history. This compares to $28,180,000 at this time a year ago and $28,458,000 at March 31, 2001. Prior to eliminations, current backlog in the United States of $39,500,000 compares to $25,544,000 at March 31, 2001 and
$27,214,000 at September 30, 2000. Current backlog in the United Kingdom of $2,521,000 compares to $3,366,000 at March 31, 2001 and $1,486,000 at September 30, 2000. The improved backlog is reflective of the recent order activity. The current backlog, with the exception of approximately $16,000,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
   The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at September 30, 2001, a 1% change in interest rates would impact annual interest expense by $9,000.

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

   Foreign  operations  produced net income in the  second  quarter
and  year-to-date  of  $191,000  and  $109,000,  respectively.   As
currency   exchange  rates  change,  translations  of  the   income
statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would impact the second quarter and year-to-date results by approximately $19,000 and $11,000, respectively.

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at September 30, 2001 and 2000 and the respective quarter end market price per share, a 50% to 100% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's second quarter operating results by $44,000 to $87,000 for 2002 and $62,000 to $123,000 for 2001. In the second quarter of 2002, the income, net of  taxes,  recorded  due to the decrease in the  stock  price  was
$29,000.   Assuming required net income of $500,000 to award  SEU's
is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the September 30, 2001 market price of the Company's stock of $8.15 per share, a 50% to 100% change in the stock price would positively or negatively impact the Company's operating results by $94,000 to $187,000 in 2003, $99,000 to $197,000 in 2004 and $104,000 to
$207,000 in 2005, 2006 and 2007.

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

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                        SEPTEMBER 30, 2001
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended September 30, 2001.



















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



Date 11/9/01

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

     2000 Graham Corporation Incentive Plan to Increase Shareholder Value (filed on the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders and incorporated herein by reference.)

-------------------------

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

     Not Applicable.

(19) Report furnished to security holders

     None.

(22) Published report regarding matters submitted to vote of security holders

     The 2000 Annual Meeting of Stockholders of Graham Corporation was held on July 27.

     The individuals named below were reelected to serve on the Company's Board of Directors:

                              Votes For     Votes Withheld
                              ---------     --------------
     Jerald D. Bidlack        1,544,794         24,521
     Philip S. Hill           1,540,023         29,292

     Helen  H. Berkeley,   Alvaro Cadena,   H. Russel Lemcke    and
     Cornelius S. Van Rees all continue as directors of the Company.

-------------------------
     The proposal to approve the 2000 Graham Corporation Incentive Plan to Increase Shareholder Value was approved with 643,025 shares voting for, 84,870 shares voting against, and 5,593 shares abstaining.

     The appointment of Deloitte & Touche LLP as independent auditors was ratified, with 1,545,470 shares voting for, 16,875 shares voting against, and 6,970 shares abstaining.

(23) Consents of experts and counsel

     Not applicable.

(24) Power of Attorney

     Not applicable.

(99) Additional exhibits

     None.