Form 10-Q
period 2001-12-31
GRAHAM CORP
filed 2002-02-08
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    December 31, 2001
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES __X__      NO _____
   As of February 8, 2002, there were outstanding 1,648,249 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                         DECEMBER 31, 2001

                  PART I - FINANCIAL INFORMATION

































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of December 31, 2001 and for the three month and nine month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 2001 and its results of operations for the three and nine month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                              December 31,    March 31,
                                                  2001           2001
                                                  ----           ----
Assets
Current Assets:
 Cash and equivalents                         $ 2,055,000    $   226,000
 Investments                                    2,495,000      4,905,000
 Trade accounts receivable                      7,008,000      7,954,000
 Inventories                                    8,009,000      9,383,000
 Domestic and foreign income taxes
   receivable                                                    449,000
 Deferred income tax asset                        724,000      1,021,000
 Prepaid expenses and other current assets        452,000        529,000
                                              -----------    -----------
                                               20,743,000     24,467,000
Property, plant and equipment, net              9,757,000     10,013,000
Deferred income tax asset                       2,333,000      2,113,000
Other assets                                        2,000         15,000
                                              -----------    -----------
                                              $32,835,000    $36,608,000
                                              ===========    ===========

               GRAHAM CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (concluded)

                                              December 31,    March 31,
                                                  2001           2001
                                                  ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                               $   732,000    $ 4,164,000
 Current portion of long-term debt                  92,000        126,000
 Accounts payable                                1,848,000      4,968,000
 Accrued compensation                            2,649,000      2,225,000
 Accrued expenses and other liabilities            598,000        893,000
 Customer deposits                               3,564,000        929,000
 Domestic and foreign income taxes payable          10,000
                                               -----------    -----------
                                                 9,493,000     13,305,000

Long-term debt                                     130,000        682,000
Accrued compensation                               705,000        706,000
Deferred income tax liability                       32,000         31,000
Other long-term liabilities                         11,000         11,000
Accrued pension liability                        1,717,000      1,516,000
Accrued postretirement benefits                  3,306,000      3,220,000
                                               -----------    -----------
Total liabilities                               15,394,000     19,471,000
                                               -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued, 1,716,572 shares on December 31,
   2001 and 1,697,645 on March 31, 2001            172,000        170,000
 Capital in excess of par value                  4,719,000      4,575,000
 Retained earnings                              16,677,000     16,583,000
 Accumulated other comprehensive loss           (2,124,000)    (2,188,000)
                                               -----------    -----------
                                                19,444,000     19,140,000
Less:
 Treasury Stock                                 (1,161,000)    (1,161,000)
 Notes receivable from officers and
  directors                                       (842,000)      (842,000)
                                               -----------    -----------
Total shareholders' equity                      17,441,000     17,137,000
                                               -----------    -----------
                                               $32,835,000    $36,608,000
                                               ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                Three Months               Nine Months
                             ended December 31,        ended December 31,
                              2001         2000         2001         2000
                              ----         ----         ----         ----
Net Sales                 $11,810,000  $10,558,000  $35,473,000  $30,568,000
                          -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold      8,669,000    8,511,000   27,647,000   23,748,000
 Selling, general and
  administrative            2,594,000    2,464,000    7,571,000    7,215,000
 Interest expense              30,000       89,000      135,000      229,000
                          -----------  -----------  -----------  -----------
                           11,293,000   11,064,000   35,353,000   31,192,000
                          -----------  -----------  -----------  -----------
Income (Loss) before
 income taxes                 517,000     (506,000)     120,000     (624,000)
Provision (Benefit) for
 income taxes                 163,000     (203,000)      26,000     (234,000)
                          -----------  -----------  -----------  -----------
Net income (loss)             354,000     (303,000)      94,000     (390,000)

Retained earnings at
 beginning of period       16,323,000   16,301,000   16,583,000   16,898,000
Loss on issuance of
 treasury stock                                                     (510,000)
                          -----------  -----------  -----------  -----------
Retained earnings at
 end of period            $16,677,000  $15,998,000  $16,677,000  $15,998,000
                          ===========  ===========  ===========  ===========
Per Share Data:
 Basic:
  Net income (loss)              $.21        $(.18)        $.06        $(.25)
                                 ====        =====         ====        =====
 Diluted:
  Net income (loss)              $.21        $(.18)        $.06        $(.25)
                                 ====        =====         ====        =====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                          December 31,
                                                        2001        2000
                                                        ----        ----
Operating activities:
 Net income (loss)                                   $   94,000  $  (390,000)
                                                     ----------  -----------
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization                         722,000      718,000
  (Gain) Loss on sale of property, plant and
   equipment                                             (4,000)     (54,000)
  Loss on sale of investments                            28,000
  (Increase) Decrease in operating assets:
   Accounts receivable                                  985,000        9,000
   Inventory, net of customer deposits                4,035,000      405,000
   Prepaid expenses and other current and
    non-current assets                                   77,000     (182,000)
  Increase (Decrease) in operating
   liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities           (3,018,000)  (1,086,000)
   Deferred compensation, deferred pension
    liability, and accrued postemployment
    benefits                                            286,000      237,000
   Domestic and foreign income taxes                    459,000      120,000
   Deferred income taxes                                 94,000        9,000
                                                     ----------  -----------
    Total adjustments                                 3,664,000      176,000
                                                     ----------  -----------
 Net cash provided (used) by operating activities     3,758,000     (214,000)
                                                     ----------  -----------

                GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                                       Nine Months Ended
                                                          December 31,
                                                        2001        2000
                                                        ----        ----
Investing activities:
 Purchase of property, plant and equipment             (496,000)    (921,000)
 Proceeds from sale of property, plant and
  equipment                                             143,000      293,000
 Purchase of investments                             (2,487,000)
 Proceeds from maturity of investments                4,877,000
                                                     ----------  -----------
 Net cash provided (used) by investing
  activities                                          2,037,000     (628,000)
                                                     ----------  -----------
Financing activities:
 Increase (Decrease) in short-term debt              (3,456,000)   1,589,000
 Proceeds from issuance of long-term debt             4,785,000   11,434,000
 Principal repayments on long-term debt              (5,445,000) (13,258,000)
 Issuance of common stock                               145,000       54,000
 Sale of treasury stock                                               12,000
                                                     ----------  -----------
 Net cash used by financing activities               (3,971,000)    (169,000)
                                                     ----------  -----------
 Effect of exchange rate on cash                          5,000       (7,000)
                                                     ----------  -----------
 Net increase (decrease) in cash and
  equivalents                                         1,829,000   (1,018,000)

 Cash and equivalents at beginning of
  period                                                226,000    1,110,000
                                                     ----------  -----------
 Cash and equivalents at end of period               $2,055,000  $    92,000
                                                     ==========  ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                         DECEMBER 31, 2001
-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           12/31/01      3/31/01
                                           --------      -------
Raw materials and supplies               $ 1,554,000  $ 1,996,000
Work in process                           10,630,000   11,243,000
Finished products                          1,710,000    1,880,000
                                         -----------  -----------
                                          13,894,000   15,119,000
Less - progress payments                   5,885,000    5,736,000
                                         -----------  -----------
                                         $ 8,009,000  $ 9,383,000
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

                                 Three months             Nine months
                              ended December 31,       ended December 31,
                               2001        2000         2001        2000
                               ----        ----         ----        ----
Basic earnings (loss)
per share

 Numerator:
  Net income (loss)         $  354,000  $ (303,000)  $   94,000  $ (390,000)
                            ----------  ----------   ----------  ----------
 Denominator:
  Weighted common shares
   outstanding               1,644,000   1,629,000    1,637,000   1,575,000
  Share equivalent units
   (SEU) outstanding            11,000      11,000       11,000      11,000
                            ----------  ----------   ----------  ----------
  Weighted average shares
  and SEU's outstanding      1,655,000   1,640,000    1,648,000   1,586,000
                            ----------  ----------   ----------  ----------
Basic earnings (loss)
 per share                        $.21       $(.18)        $.06       $(.25)
                                  ====       =====         ====       =====

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE (concluded):
-------------------------------------------------------------------------

                                 Three months             Nine months
                              ended December 31,       ended December 31,
                               2001        2000         2001        2000
                               ----        ----         ----        ----
Diluted earnings (loss)
 per share

 Numerator:
  Net income (loss)         $  354,000  $ (303,000)  $   94,000  $ (390,000)
                            ----------  ----------   ----------  ----------
 Denominator:
  Weighted average shares
   and SEU's outstanding     1,655,000   1,640,000    1,648,000   1,586,000
  Stock options
   outstanding                  23,000                   21,000
                            ----------  ----------   ----------  ----------
  Weighted average common
   and potential common
   shares outstanding        1,678,000   1,640,000    1,669,000   1,586,000
                            ----------  ----------   ----------  ----------
Diluted earnings (loss)
 per share                        $.21       $(.18)        $.06       $(.25)
                                  ====       =====         ====       =====

   Options to purchase shares of common stock which totaled 88,600 for the three and nine months ended December 31, 2001 were not included in the computation of diluted earnings per share as the effect would be antidilutive due to the options' exercise price being greater than the average market price of the common shares.

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the three and nine month periods ended December 31, 2000 as the effect would be antidilutive due to the net losses for the periods.

-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Actual  interest  paid was $147,000 and $227,000  for  the  nine
months  ended  December  31,  2001  and  2000,  respectively.    In
addition,  actual income taxes refunded were $527,000 and  $364,000 for the nine months ended December 31, 2001 and 2000, respectively.

   Non-cash activities during the nine months ended December 31, 2001 and 2000 included capital expenditures totaling $70,000 and $23,000, respectively, which were financed through the issuance of capital leases.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------
   Total  comprehensive income (loss) was $339,000  and  ($207,000)
for   the   three  months  ended  December  31,  2001   and   2000,
respectively.   Other  comprehensive income (loss)  for  the  three
months ended December 31, 2001 and 2000 included foreign currency translation adjustments of ($15,000) and $96,000, respectively.

   Total comprehensive income (loss) for the nine months ended December 31, 2001 and 2000 was $158,000 and ($503,000),
respectively. Other comprehensive income (loss) for the nine months ended December 31, 2001 and 2000 included foreign currency translation adjustments of $64,000 and ($113,000), respectively.

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

                            Three Months Ended        Nine Months Ended
                               December 31,              December 31,
                             2001         2000         2001        2000
                             ----         ----         ----        ----
Sales from external
 customers
 U.S.                    $10,476,000  $ 9,629,000  $31,105,000  $28,113,000
 U.K.                      1,334,000      929,000    4,368,000    2,455,000
                         -----------  -----------  -----------  -----------
Total                    $11,810,000  $10,558,000  $35,473,000  $30,568,000
                         ===========  ===========  ===========  ===========
Intersegment sales
 U.S.                    $    27,000               $    27,000  $    18,000
 U.K.                        256,000  $   571,000      772,000    1,340,000
                         -----------  -----------  -----------  -----------
Total                    $   283,000  $   571,000  $   799,000  $ 1,358,000
                         ===========  ===========  ===========  ===========
Segment net income
 (loss)
 U.S.                    $   264,000  $  (305,000) $  (163,000) $  (438,000)
 U.K.                        121,000       56,000      230,000       22,000
                         -----------  -----------  -----------  -----------
 Total segment net           385,000     (249,000)      67,000     (416,000)
  income

 Eliminations                (31,000)     (54,000)      27,000       26,000
                         -----------  -----------  -----------  -----------
Net income (loss)        $   354,000  $  (303,000) $    94,000  $  (390,000)
                         ===========  ===========  ===========  ===========

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                         December 31, 2001




Results of Operations
---------------------
   Sales increased 12% in the third quarter of fiscal year 2002 compared to the same period in the previous year. Sales for the third quarter increased 9% in the United States and 6% in the United Kingdom compared to fiscal year 2001. Sales for the nine months ended December 31, 2001 were greater than sales for the same period last year by 16%. Sales in the United States increased 11% while sales in the United Kingdom increased 35% from the same period last year. The increases in sales in the United States are due to the substantial improvement in new order levels while the United Kingdom sales include several pump packages supplied to a major project in South Africa.

   Cost of sales as a percent of sales for the third quarter was 73% compared to 81% a year ago. Cost of sales as a percent of sales for the three month period was 76% in the United States compared to 83% last year and in the United Kingdom it declined from 66% to 55%. For the nine months, cost of sales as a percent of sales remained the same at 78%. In the United States, the cost of sales percentage of 81% was consistent with the prior year period and in the United Kingdom it declined to 62% from 69% for the same period last year. The favorable percentages in the United States are due to lower costs incurred for major materials and product mix, as sales include revenue earned for engineering services which contribute significantly to gross profit. The improvement in the United Kingdom reflects relatively stable manufacturing overhead costs on a much larger sales volume, as well as product mix.

   Selling, general and administrative expenses were 5% higher in the third quarter compared to the same period in fiscal year 2001, and represented 22% of sales compared to 23% last year. For the nine month period, selling, general and administrative expenses increased 5% as compared to fiscal year 2001 and decreased to 21% compared to 24% last year. The higher selling, general and administrative expenses are attributable to costs incurred for marketing in an effort to increase sales levels. However, since sales have increased, selling, general and administrative expenses as a percent of sales have declined.

   Interest expense for the third quarter of fiscal year 2001 was 66% lower than interest expense for the comparable three month period of 2001. For the nine month period, interest expense decreased 41% as compared to 2001. These significant decreases are due to the paydown of all outstanding bank borrowings in the United States.

Results of Operations (concluded)
---------------------------------
   The effective income tax rates for the third quarter and nine month period of fiscal year 2002 were 32% and 22%, respectively. The effective tax rates for the three months and nine months ended December 31, 2000 were 40% and 38%, respectively. The lower tax rates are attributable to the recognition of the tax benefits associated with the operating losses in the United States.

Financial Condition
-------------------
   Working capital of $11,250,000 at December 31, 2001 is consistent with working capital at the end of March of $11,162,000. The slight increase reflects a decrease in current assets and current liabilities of $3,724,000 and $3,812,000, respectively. The decrease in current assets related primarily to a decrease in accounts receivable, inventories, and taxes receivable. The decrease in current liabilities is due to a decrease in short-term borrowings and accounts payable offset by an increase in customer deposits. The decline in accounts receivable and increase in customer deposits is attributable to timely collections from customers during the quarter. The decline in inventories is due to the significant sales volume during the nine month period while the decrease in taxes receivable and accounts payable is attributable to timing of cash receipts and payments. The current ratio at December 31, 2001 is 2.2 compared to 1.8 at March 31, 2001.

   Capital expenditures for the nine months ended December 31, 2001 were $496,000 compared to $921,000 for the same period last year. There were no major commitments for capital expenditures as of December 31, 2001.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2002 cash requirements.

   Total long-term debt decreased $586,000 due to paydowns on capital leases and the United States line of credit. Debt ratios have improved with the long-term debt to equity ratio at 1% compared to 5% at March 31, 2001. The total liabilities to assets ratio is currently 47% compared to 53% at March 31, 2001.

New Orders and Backlog
----------------------
   New orders for the third quarter were $9,074,000 compared to $8,605,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $7,629,000 compared to $7,644,000 for the same period in fiscal year 2001. New orders in the United Kingdom were $1,692,000 compared to $1,125,000 for the same quarter last year.

   For the nine month period, new orders were $40,359,000 compared to $32,554,000 for the comparable nine month period of the prior year. Prior to intercompany eliminations, new orders in the United States were $36,764,000 compared to $29,672,000 for the same period last year and new orders in the United Kingdom were $4,304,000 compared to $3,810,000 in 2001.

New Orders and Backlog (concluded)
----------------------------------
   Backlog of unfilled orders at December 31, 2001 is $33,417,000 compared to $26,242,000 at this time a year ago and $28,458,000 at March 31, 2001. Prior to intercompany eliminations, current backlog in the United States of $31,173,000 compares to $25,544,000 at March 31, 2001 and $25,226,000 at December 31, 2000. Current backlog in the United Kingdom of $2,613,000 compares to $3,366,000 at March 31, 2001 and $1,137,000 at December 31, 2000. Backlog represents orders from traditional markets in the Company's established product lines.

   In January 2002, the Company received notice from a customer to suspend work on three orders and cancel five orders for the electric power generating industry. The three suspended orders remain in backlog at December 31, 2001 with a value of $8,934,000 and are subject to resumption upon notice from the customer. Two of the cancelled orders with a contract value of $5,453,000 were received during the second quarter of fiscal year 2002. New orders for the three and six month periods ended September 30, 2001 have been restated to $12,099,000 and $31,285,000, respectively, and backlog at September 30, 2001 has been restated to $36,158,000 to reflect these cancellations. The remaining three cancelled orders with a contract value of $7,283,000 were received and cancelled during the third quarter and are not included in the third quarter new order and backlog amounts reported above. In addition, the current backlog includes approximately $500,000 that is not scheduled to ship during the next twelve months. Although the Company has experienced a decline in new orders for the power industry, management is optimistic that new order levels in the refining industry will begin to improve.

Quantitative and Qualitative Disclosures about Market Risk
-----------------------------------------------------------
   The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The
Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at December 31, 2001, a 1% change in interest rates would impact annual interest expense by $7,000.

   Over the past three years, Graham's consolidated sales exposure outside the U.S. approximates 44% of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, foremost, the ability to compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, redemption value of sales can be adversely impacted. The substantial portion of Graham's sales are collected in U.S. dollars. The Company enters into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
   Foreign operations produced net income in the third quarter  and
year-to-date of $121,000 and $230,000, respectively.   As  currency
exchange rates change, translations of the income statements of our
U.K.    business   into   U.S.   dollars   affects   year-over-year
comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would impact third quarter and year-to-date net income by approximately $12,000 and $23,000, respectively.

   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at December 31, 2001 and 2000 and the respective quarter end market price per share, a 50% to 100% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's third quarter operating results by $65,000 to $131,000 for 2002 and $54,000 to $109,000 for 2001. In the third quarter of 2002, the expense, net of a tax benefit, recorded due to the increase in the stock price was $27,000. Assuming required net income of $500,000 to award SEU's is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the December 31, 2001 market price of the Company's stock of $12.20 per share, a 50% to 100% change in the stock price would positively or negatively impact the Company's operating results by $115,000 to $231,000 in 2003, $120,000 to $241,000 in 2004, and $125,000 to
$251,000 in 2005, 2006 and 2007.

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

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                         DECEMBER 31, 2001
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. A  Form 8-K was filed on October 25, 2001 and included
             Item 9. No financial statements were required to be filed as part of the report.



















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



Date 02/08/02

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

Index to Exhibits - concluded
-----------------------------

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