Form 10-K
period 2002-03-31
GRAHAM CORP
filed 2002-06-28
CIK 716314

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

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE -- 585-343-2216

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK (PAR VALUE $.10)                       AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------
                          COMMON STOCK PURCHASE RIGHTS

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 12, 2002 was $16,647,314.90.

     As of June 12, 2002, there were outstanding 1,648,249 shares of common stock, $.10 par value. As of June 12, 2002, there were outstanding 1,648,249 common stock purchase rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Notice of Meeting and Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

     An Exhibit Index is located at page 36 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

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

UNITED STATES OPERATIONS

     During the Fiscal Year ended March 31, 2002 ("FY 2001-2002") the Company's U.S. operations consisted of its engineering and manufacturing business in Batavia, NY.

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

     FY 2001-2002 U.S. sales were $41.1 million, an increase of 1% from the previous fiscal year.

     New orders in FY 2001-2002 were $52.1 million, up 22% from the previous fiscal year. Year end backlog stood at $36.5 million, compared to $25.5 million on March 31, 2001 and $23.7 million on March 31, 2000.

     The Company recognized in the Fourth Quarter significant termination charges in consequence of the cancellation of certain large condenser contracts. The perceived need for additional power generating capacity in the United States offers a potential for significant sales to this market for the next decade.

     Activity in the power generating market, which previously showed promise for significant growth, was depressed by the September 11 attack and the collapse of Enron. The Company will continue to pursue this market, although at a reduced pace for the time being. The Company sees significant activity in the cogeneration market, where Graham is a major supplier of condensers.

     The Company sees the chemical market as entering a recovery. Petrochemical demand is expected to grow 4.5% per year by 2010, requiring additional capacity. Several contracts for new world-scale ethylene plants have been awarded to engineering and construction companies, something not seen in the last two to three years.

     Graham was successful in obtaining several large crude oil vacuum distillation orders for domestic and foreign destinations. The Company is in the forefront of this technology, backed by many years of experience with our continuous research and development effort. The refinery market is expected to remain active, with the implementation of the Clean Air Act requiring low sulfur fuels. Small turbine exhaust condensers and ejectors often are required for these upgrades, with larger vacuum systems replaced when the vacuum tower is optimized. The Company has furnished equipment for upgrades of oil sands production facilities in Canada and Latin America. Further such expansions in the near term should be likely as long as oil prices remain at favorable levels. Current oil price levels also favor offshore exploration and production, presenting opportunities for Graham's UK subsidiary in the supply of specialized vacuum equipment.

     For smaller products such as liquid ring vacuum pumps, small standard ejectors, Heliflows(R), and plate heat exchangers, which are susceptible to domestic economic conditions, the downturn in market conditions was noticeable during the past Fiscal Year. The economy is showing signs of recovery and the Company is executing strategies to increase its market share.

     The Company's U.S. export sales represented 24.3% of U.S. sales in FY 2001-2002, compared to 31.9% of U.S. sales in the previous year. Export sales reflected a prolonged recession in Asia and Latin America. However, the Asian and Latin American markets for the Company's products have demonstrated early signs of recovery. Now that oil prices appear to have stabilized and significant mergers in the oil industry have been completed, the consensus in the industry is that opportunities in the refinery markets are expected to increase.

     The Company had 288 employees in the United States as of March 31, 2002.

UNITED KINGDOM OPERATIONS

     During FY 2001-2002, the Company's U.K. operations were undertaken by its indirectly wholly-owned subsidiary, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire, England. GPPL is wholly-owned by Graham Vacuum & Heat Transfer Limited, which in turn is wholly-owned by the Company. Graham Vacuum and Heat Transfer Limited has no employees.

     GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

     Sales for FY 2001-2002 stood at $7,432,000, an increase of 38% compared with the previous year, reflecting at least in part GPPL's success in the introduction of its line of dry vacuum pumps.

     GPPL achieved substantial growth in sales and profitability against the background of a depressed European economy. Notable successes were achieved in winning and executing substantial orders in the petrochemical, offshore and gas industries. During FY 2002, GPPL completed fabrication of its largest single vacuum pump order to-date for a major South African company for the production of cosmetics. Future business could materialize as a result of this order. UK operations have been successful in penetrating the German market and will continue expanding to other countries in the European Union during FY 2003.

     GPPL employed 60 people on March 31, 2002.

CAPITAL EXPENDITURES

     The Company's capital expenditures for FY 2001-2002 amounted to $688,000. Of this amount, $607,000 was for the U.S. business and $81,000 was for the U.K. business.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  (1) Industry Segments and (2) Information as to Lines of Business

     Graham Corporation operates in only one industry segment which is the design and manufacture of vacuum and heat transfer equipment. Further segment information is set forth in Note 13 to the Consolidated Financial Statements on pages 31-33 of the Annual Report on Form 10-K.

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

     The Company experienced no serious material shortages in FY 2001-2002.

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

     Order Backlog

     Backlog of unfilled orders at March 31, 2002 was $37,322,000 compared to $28,458,000 at March 31, 2001 and $27,302,000 at March 31, 2000.

     Competition

     The Company's business is highly competitive and a substantial number of companies having greater financial resources are engaged in manufacturing similar products. However, the Company believes it is one of the leading manufacturers of steam jet ejectors.

     Research Activities

     During the fiscal years ended March 31, 2002, 2001, and 2000 the Company spent approximately $248,000, $250,000, and $255,000, respectively, on research activities relating to the development of new products or the improvement of existing products.

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

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information called for under this Item is set forth in Note 13 to Consolidated Financial Statements, on pages 31-33 of this Annual Report on Form 10-K.

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

     Assets of the Company with a book value of $36,294,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of the Company's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $611,000.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal year covered by this report to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The information called for under this Item is set forth under Item 8, "Financial Statements and Supplementary Data," in the Statement of Quarterly Financial Data appearing on page 33 of this Annual Report on Form 10-K.

     (b) On June 12, 2002, there were approximately 400 holders of the Company's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On June 12, 2002, the closing price of the Company's common stock on the American Stock Exchange was $10.10 per share.

     (c) The Company has not paid a dividend since January 4, 1993, when it paid a dividend of $.07 per share. The Company will evaluate on an ongoing basis whether to pay a dividend in the foreseeable future. Restrictions on dividends are described in Note 5 to the Consolidated Financial Statements included in this Report.

     (d) Equity Compensation Plan Information

                                                                                                (c)
                                                                                        NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                                  (a)                                   FOR FUTURE ISSUANCE
                                          NUMBER OF SECURITIES           (b)                UNDER EQUITY
                                           TO BE ISSUED UPON       WEIGHTED-AVERAGE      COMPENSATION PLANS
                                              EXERCISE OF         EXERCISE PRICE OF          (EXCLUDING
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                             WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       IN COLUMN (a))
-------------                             --------------------   --------------------   --------------------
Equity compensation plans approved by
  security holders......................         191,423               $ 12.80                 347,973
Equity compensation plans not approved
  by security holders...................               0                     0                       0
                                                --------               -------                --------
Total...................................         191,423               $ 12.80                 347,973
                                                ========               =======                ========

ITEM 6.  SELECTED FINANCIAL DATA

                                                   GRAHAM CORPORATION -- TEN YEAR REVIEW
                                    -------------------------------------------------------------------
                                      2002(1)       2001(1)       2000(1)       1999(1)       1998(1)
                                    -----------   -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales.........................  $47,396,000   $44,433,000   $38,728,000   $52,978,000   $56,206,000
Gross Profit......................   10,077,000     9,796,000     9,964,000    14,872,000    18,083,000
Income (Loss) From Continuing
  Operations......................    2,305,000       195,000      (833,000)    2,369,000     3,766,000
Dividends.........................

COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share...........................         1.40           .12          (.55)         1.48          2.27
Diluted Earnings (Loss) From
  Continuing Operations Per
  Share...........................         1.38           .12          (.55)         1.46          2.21
Dividends Per Share...............

FINANCIAL DATA:
Working Capital...................   13,812,000    11,162,000    12,397,000    11,989,000    12,459,000
Capital Expenditures..............      688,000     1,124,000       711,000     1,189,000     1,400,000
Depreciation......................      955,000       926,000       998,000       983,000       905,000
Total Assets......................   43,704,000    36,608,000    34,596,000    34,136,000    37,030,000
Long-Term Debt....................      150,000       682,000     1,948,000       505,000       859,000
Shareholders' Equity..............   19,636,000    17,137,000    17,092,000    16,712,000    17,775,000

---------------
(1) The financial data presented for 2002 - 1998 is for the respective twelve months ended March 31. The financial data presented for 1997 is for the three month transition period ended March 31, 1997. The financial data presented for 1996-1992 is for the respective twelve months ended December 31.

                                                       GRAHAM CORPORATION -- TEN YEAR REVIEW
                                 ---------------------------------------------------------------------------------
                                   1997(1)        1996         1995(2)       1994(2)        1993          1992
                                 -----------   -----------   -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales......................  $14,257,000   $51,487,000   $50,501,000   $46,467,000   $44,592,000   $47,514,000
Gross Profit...................    4,080,000    15,463,000    13,257,000    12,153,000    11,661,000     9,234,000
Income (Loss) From Continuing
  Operations...................      621,000     3,102,000     1,361,000         9,000       481,000    (2,153,000)
Dividends......................                                                                            293,000

COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share........................          .39          1.96           .86           .01           .31         (1.37)
Diluted Earnings (Loss) From
  Continuing Operations Per
  Share........................          .38          1.93           .86           .01           .31         (1.37)
Dividends Per Share............                                                                                .28

FINANCIAL DATA:
Working Capital................   10,300,000     8,239,000     7,093,000     6,819,000     7,075,000     9,601,000
Capital Expenditures...........      237,000     1,291,000       204,000       412,000       513,000     9,213,000
Depreciation...................      249,000       892,000       927,000     1,027,000     1,349,000     1,385,000
Total Assets...................   31,224,000    30,494,000    29,499,000    29,927,000    41,388,000    45,573,000
Long-Term Debt.................    2,764,000     1,442,000     3,303,000     5,161,000     6,102,000     9,491,000
Shareholders' Equity...........   12,538,000    11,915,000     8,426,000     7,045,000    14,793,000    14,564,000

---------------
(2) Per share data has been adjusted to reflect a three-for-two stock split on July 25, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Graham Corporation consists of two operating segments as determined by geographic areas (USA: Graham Corporation, UK: Graham Vacuum and Heat Transfer, Limited and its wholly-owned subsidiary, Graham Precision Pumps, Ltd.).

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

                      ANALYSIS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements presented in this annual report.

                                         2002                 2001                  2000
                                   -----------------    -----------------    ------------------
                                     USA        UK        USA        UK        USA        UK
                                   -------    ------    -------    ------    -------    -------
                                          (IN THOUSANDS OF DOLLARS (EXCEPT SHARE DATA))
Sales............................  $41,115    $7,432    $40,686    $5,375    $34,940    $ 5,068
Net Income (Loss)................  $ 1,826    $  505    $   224    $   41    $   374    $(1,209)
Diluted Earnings (Loss) per
  Share..........................  $  1.09    $ 0.30    $  0.14    $ 0.03    $  0.25    $ (0.79)
Identifiable Assets..............  $42,446    $5,127    $35,737    $4,665    $34,489    $ 3,831

2002 COMPARED TO 2001

     Consolidated sales (net of intercompany sales) were $47,396,000 for the year ended March 31, 2002 as compared to sales of $44,433,000 for the prior twelve months. Sales from the USA operation increased about 1%. Surface condenser sales increased about 68% or about $7,000,000 in fiscal year end ("FYE") 2002 due to opportunities in the electric power industry. The "power industry" includes sales to merchants, cogeneration and independent production facilities. Increased sales in condensers were largely offset by reduced shipments in other product lines. Export shipments, as a percent of total sales, were the lowest they have been since 1990. The broad decline in demand for Graham's USA products is believed to be temporary. Principal reasons for fewer projects under construction by contractors in the three major segments the Company serves (refinery, chemical and petrochemical) are: (1) limited capital spending due to poor global economic conditions, (2) the strong US dollar, (3) merger and acquisition activity, (4) revamping of financial infrastructure needs in Asia, and (5) caution resulting from the war on terrorism.

     Sales from UK operations increased about 38% over FYE March 2001, or about $2,000,000. Significant sales increases were achieved in the categories of liquid ring pump packages, offshore pumps, dry pumps and spares. The increased sales in pump packages resulted from the shipment of one large order valued at about $1,400,000 to South Africa for the petrochemical industry. Going forward, targeting larger orders will be a strategic objective. In FYE 2001 Graham purchased Leybold's dry pump line. Increased dry pump sales in the current year is due to further establishing the product line under Graham's offerings. This product is predicted to show continued sales growth going forward. Spare part sales increased as a result of the market demand for offshore activity and to the success of the dry pump line.

     The consolidated gross profit margin was 21%, down from 22% last year and down from a recent historical range of about 25-28%. The UK operations posted a 38% gross profit, up from 31% for the prior year, due to improved product mix. In the current year the UK operations significantly increased their sales in offshore pumps and spares. These pumps require high quality standards and special fabrication techniques. Accordingly, they bear a higher profit margin. In the USA the gross profit percent was 18%, down from 20% in FYE March 2001. The lower gross profit margin was attributed to depressed selling prices together with greater employment costs in the areas of incentive compensation and medical and workers compensation insurances.

     Selling, general and administrative expense for the current year was about 22% of sales as compared to about 21% for the prior year. USA costs approximated FYE 2001 costs. The 1% increase occurred in the UK and related to greater costs for additional sales personnel and more sales commissions and royalty payments on higher sales.

     Interest expense for the current year decreased 54% from FYE 2001. Bank debt was about 5% of equity, or $1,050,000, at March 31, 2002 as compared to 27% of equity, or $4,709,000 as of March 31, 2001.

     The provision for income taxes for the current year of $1,172,000 approximated statutory rates at 34% as compared to a net tax benefit of $221,000 for the FYE 2001.

     Consolidated net income for the year was $2,305,000 or $1.38 per diluted share. In the fourth quarter of FYE March 2002 some orders for the power generating industry were cancelled. Net of related expenses and income taxes, cancellation income of about $2,633,000 was recorded. (See Note 11.) Net income for FYE 2001 was $195,000 or $0.12 per diluted share.

2001 COMPARED TO 2000

     For FYE 2001 Graham Corporation's consolidated sales (after elimination of intercompany sales) were $44,433,000, producing a net income of $195,000, or $0.12 per diluted share. This compares to FYE 2000 with sales of $38,728,000 resulting in a net loss of $833,000 or $0.55 per diluted share.

     Consolidated sales were up 15% in FYE 2001 over FYE 2000. USA operations increased sales by $5,887,000 or 17%. About $3,400,000 of this increase came from the increase in sales into Canada. This new business is due to mega-projects in the synthetic fuel markets. Other export gains over FYE 2000 were made in Asia where orders to oil refinery and petrochemical plants were won and in the Middle East where two large orders, one for an oil refinery upgrade and the other an ethylene petrochemical facility, were awarded to Graham. These increases in sales resulted from the timing of when these refining and petrochemical facilities were to be built.

     The consolidated gross profit margin was 22% for FYE 2001 as compared to 26% for FYE 2000. This is a lower gross profit margin than usual and was a result of several factors including depressed selling prices, rising material costs and overall product mix bearing lower contribution margins than the Company's traditional core product margins. Major equipment sales (contracts in excess of $75,000) increased 25% over the year 2000. These orders usually carry a lower contribution percentage and a higher ratio of material costs to sales dollars than non-major equipment sales; material content as a percentage of selling price was thus 10% greater than material costs for the prior year. Selling prices were depressed during 2001 because the sales opportunities available to sell vacuum and heat transfer equipment were less. Merger and acquisition activity, along with poor economic conditions, depressed capital spending by the process industries. On average, selling prices were depressed by 6%.

     Consolidated selling, general and administrative expenses increased about 6% over FYE 2000. In the USA Graham's costs rose 4% as a result of greater sales commissions due to increased sales and the launching of a comprehensive advertising agenda. In the UK SG&A costs rose 21%. This increase resulted from gearing up for the future manufacturing and selling of Graham's Leybold dry pump acquisition (e.g., staff, sales office in Germany). Overall, consolidated SG&A expenses were 21% of sales compared to FYE 2000 when SG&A costs equaled 23% of sales.

     Interest expense was up due to prime rate increases and borrowings to support higher inventories and sales activities.

     The income tax provision for FYE 2001 resulted in a net tax benefit of $221,000 due to resolving certain federal and state income tax matters. The net tax benefit for FYE 2000 of $280,000 resulted from the termination of the UK defined pension plan.

                              SHAREHOLDERS' EQUITY

                                                               2002       2001       2000
                                                              -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $20,794    $18,786    $18,488
UK..........................................................    2,661      2,145      2,327
Eliminations................................................   (3,819)    (3,794)    (3,723)
                                                              -------    -------    -------
                                                              $19,636    $17,137    $17,092
                                                              =======    =======    =======
Book Value Per Share........................................  $ 11.91    $ 10.52    $ 11.36
                                                              =======    =======    =======

2002 COMPARED TO 2001

     Shareholders' Equity increased $2,499,000 or nearly 15% for the current year as compared to about 0% for FYE 2001. Ninety-two percent of the increase was due to current earnings. Net book value increased to $11.91 per share at March 31, 2002 from $10.52 as of March 31, 2001 for a 13% increase in book value per share. The trading price of Graham's common stock followed with a 23% increase in share price at March 31, 2002 from March 31, 2001 ($11.00 and $8.95, respectively).

2001 COMPARED TO 2000

     Due to a minimal net income, shareholders' equity increased only slightly in FYE 2001. Book value per share decreased about 7% as a result of the sale at fair market value of 117,800 treasury shares in FYE 2001. This sale will result in long-term stock ownership by officers and board members of the Corporation.

                        LIQUIDITY AND CAPITAL RESOURCES

                                         2002                 2001                  2000
                                   -----------------    -----------------    ------------------
                                     USA        UK        USA        UK        USA        UK
                                   -------    ------    -------    ------    -------    -------
                                                    (IN THOUSANDS OF DOLLARS)
Working Capital..................  $12,408    $1,702    $10,310    $1,125    $11,393    $ 1,206
Cash Flow from Operations........  $ 4,290    $  174    $    90    $ (912)   $  (565)   $(1,055)
Cash and Investments.............  $ 5,307    $   90    $ 5,072    $   59    $ 5,762    $   253
Capital Expenditures.............  $   607    $   81    $ 1,025    $   99    $   699    $    12
Long-Term Borrowings.............  $     0    $    0    $   545    $    0    $ 1,757    $    67
Capital Leases...................  $   173    $   62    $   111    $  153    $    70    $   340

2002 COMPARED TO 2001

     Consolidated cash flow from operations was $4,464,000 for the current year as compared to negative cash flow of $822,000 for FYE 2001. The increase was due to net income of $2,305,000 and other changes in working capital items of $2,650,000. At March 31, 2002 trade account receivables were $17,053,000, up $9,099,000 from March 31, 2001. This increase significantly related to amounts due on cancelled and suspended electric power generating business. In April and May 2002 the majority of the outstanding balance was collected.

     Capital expenditures for the year ending March 31, 2003 are budgeted to be $975,000 (USA, $749,000; UK, $226,000). This amount approximates estimated depreciation expense for the upcoming year.

     The Company plans to fund cash needs through earnings, cash investments, and, if needed, lines of credit. At March 31, 2002 the USA unused bank line of credit was $12,557,000. The UK operation had an unused line available of $149,000.

2001 COMPARED TO 2000

     Consolidated cash flow from operations was negative $822,000 in FYE 2001 compared to negative cash flow of $1,620,000 for the prior year. The FYE 2001 shortfall was due to an increase in inventory of 41% or $2,743,000. This buildup was due to scheduled first half FYE 2002 shipments, billings (minus related cost of goods sold) on seven percent-of-completion jobs (net of progress payments), the newly acquired dry pump product line, rising raw material costs, and buying ahead to protect from raw material price escalations on fixed price contracts having extended shipment dates.

                               ORDERS AND BACKLOG

ORDERS                                                         2002       2001       2000
------                                                        -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $52,081    $42,541    $44,012
UK..........................................................    6,118      7,768      5,154
Eliminations................................................   (1,077)    (1,542)    (1,559)
                                                              -------    -------    -------
Consolidated................................................  $57,122    $48,767    $47,607
                                                              =======    =======    =======

BACKLOG                                                        2002       2001       2000
-------                                                       -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $36,506    $25,544    $23,689
UK..........................................................    1,180      3,366      1,198
Eliminations................................................     (364)      (452)      (585)
                                                              -------    -------    -------
Consolidated................................................  $37,322    $28,458    $24,302
                                                              =======    =======    =======

     Graham's consolidated backlog at March 31, 2002 is $37,322,000. This amount represents an increase of about 31% or $8,864,000 greater than at March 31, 2001. Included in the backlog is $8,791,000 of orders for electric power plant business that has been put on hold by the customer. Possible release to commence construction could be received in FYE 2003, although notices have not been received to-date. All suspended orders are protected with cancellation charges. The backlog, except for suspended electric power plant orders, is expected to be converted into sales in FYE March 31, 2003.

     Orders increased 17% over FYE 2001. Major active industries were power fossil and petroleum refining. Going forward Graham expects the power fossil market to continue for an extended period of time, but at a slower pace than orders were received in the past year. The Company believes activity will continue to provide excellent opportunities for new business in the coming year and beyond in the petroleum refinery industry. This work will be largely related to upgrades required to meet clean air emission standards as well as upgrading facilities for processing lower cost crude oils. Additionally, early signs of a pick up in petrochemical expansions and enhancements, and in particular China, are beginning to surface. In all markets served, pricing will continue to be competitive in FYE 2003.

MARKET RISK (QUANTITATIVE AND QUALITATIVE DISCLOSURES)

     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:

     - interest rates

     - foreign exchange rates

     - equity price risk

     The assumptions applied in preparing quantitative disclosures regarding interest rate, foreign exchange rate and equity price risk are based upon volatility ranges experienced in relevant historical periods, management's current knowledge of the business and market place, and management's judgment of the probability of future volatility based upon the historical trends and economic conditions of the business.

     The Company is exposed to interest rate risk primarily through its borrowing activities. Management's strategy for managing risks associated with interest rate fluctuations is to hold interest bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long-term debt. Assuming year ended 2002 and 2001 variable rate debt, a 1% change in interest rates would impact annual interest expense by $10,500 and $47,000, respectively.

     Graham's international consolidated sales exposure for the current year approximated 33% of annual sales as compared to 37% for the year 2001. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. The substantial portion of Graham's sales is collected in the local currencies. In 2002 and 2001, sales in foreign currencies were 1.5% and 1.1%, respectively. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham has limited exposure to foreign currency purchases. In FYE 2002 and 2001, purchases in foreign currencies were 5% and 4% of cost of goods sold, respectively. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     Foreign operations resulted in a current year net income of $505,000 as compared to $41,000 for FYE 2001. As currency exchange rates change, translations of the income statements of the UK business into US dollars affects year-over-year comparability of operating results. We do not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would have impacted the UK reported net income by approximately $50,500 for FYE 2002 and $4,100 for the previous year.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at March 31, 2002 and 2001 and a $11 per share price, a 50-75% change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating results by $84,000 to $125,900 for FYE 2002 and $48,000 to $72,000 in FYE 2001. Assuming
required net income is met, and based upon a market price of the Company's stock of $11 per share, a 50-75% change in the stock price would positively or negatively impact the Company's operating results by $109,000 to $163,400 in 2003, $114,000 to $170,900 in 2004, and $119,000 to $178,400 in 2005 and
thereafter.

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

CRITICAL ACCOUNTING POLICIES

     The significant accounting policies are disclosed in Note 1 to the consolidated financial statements. The following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results, and that require judgment.

REVENUE RECOGNITION

  PERCENTAGE-OF-COMPLETION

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

  COMPLETED CONTRACT

     Contracts with values less than $1,000,000 are accounted for on the completed contract method. The Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized.

USE OF ESTIMATES

     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In FYE March 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 ("Accounting for Derivative Instruments and Hedging Activities") as amended by SFAS Nos. 137 and 138. These statements establish accounting and reporting standards for derivative instruments. The Company did not enter into any derivative transactions in the current fiscal year.

     For affect in the 2003 fiscal year, the Financial Accounting Standards Board issued SFAS Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets" in June 2001. Neither of these pronouncements will have an impact on Graham's financial statements for the year ended March 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it supercedes SFAS No. 121. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and therefore, will be adopted by the Company, as required, on April 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Included in Item 7, Management's Discussion and Analysis -- Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements, Notes to Financial Statements, Quarterly Financial
Data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2002           2001           2000
                                                      -----------    -----------    -----------
Net sales...........................................  $47,396,000    $44,433,000    $38,728,000
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of products sold.............................   37,319,000     34,637,000     28,764,000
  Selling, general and administrative...............   10,439,000      9,494,000      8,943,000
  Interest expense..................................      150,000        328,000        233,000
  Other (income) expense............................   (3,989,000)                    1,901,000
                                                      -----------    -----------    -----------
                                                       43,919,000     44,459,000     39,841,000
                                                      -----------    -----------    -----------
Income (Loss) before income taxes...................    3,477,000        (26,000)    (1,113,000)
Provision (Benefit) for income taxes................    1,172,000       (221,000)      (280,000)
                                                      -----------    -----------    -----------
Net income (loss)...................................  $ 2,305,000    $   195,000    $  (833,000)
                                                      ===========    ===========    ===========
Per Share Data
  Basic:
     Net income (loss)..............................  $      1.40    $       .12    $      (.55)
                                                      ===========    ===========    ===========
  Diluted:
     Net income (loss)..............................  $      1.38    $       .12    $      (.55)
                                                      ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,901,000    $   226,000
  Investments...............................................    2,496,000      4,905,000
  Trade accounts receivable, net............................   17,053,000      7,954,000
  Inventories...............................................    8,342,000      9,383,000
  Domestic and foreign income taxes receivable..............                     449,000
  Deferred income tax asset.................................    1,218,000      1,021,000
  Prepaid expenses and other current assets.................      377,000        529,000
                                                              -----------    -----------
                                                               32,387,000     24,467,000
Property, plant and equipment, net..........................    9,726,000     10,013,000
Deferred income tax asset...................................    1,585,000      2,113,000
Other assets................................................        6,000         15,000
                                                              -----------    -----------
                                                              $43,704,000    $36,608,000
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $ 1,050,000    $ 4,164,000
  Current portion of long-term debt.........................       85,000        126,000
  Accounts payable..........................................    4,333,000      4,968,000
  Accrued compensation......................................    4,444,000      2,225,000
  Accrued expenses and other liabilities....................    1,100,000        893,000
  Customer deposits.........................................    6,704,000        929,000
  Domestic and foreign income taxes payable.................      859,000
                                                              -----------    -----------
                                                               18,575,000     13,305,000
Long-term debt..............................................      150,000        682,000
Accrued compensation........................................      680,000        706,000
Deferred income tax liability...............................       41,000         31,000
Other long-term liabilities.................................       11,000         11,000
Accrued pension liability...................................    1,398,000      1,516,000
Accrued postretirement benefits.............................    3,213,000      3,220,000
                                                              -----------    -----------
     Total liabilities......................................   24,068,000     19,471,000
                                                              -----------    -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value --
     Authorized, 500,000 shares
  Common stock, $.10 par value --
     Authorized, 6,000,000 shares
     Issued, 1,716,572 shares in 2002 and
     1,697,645 shares in 2001...............................      172,000        170,000
  Capital in excess of par value............................    4,757,000      4,575,000
  Retained earnings.........................................   18,888,000     16,583,000
  Accumulated other comprehensive loss......................   (2,178,000)    (2,188,000)
                                                              -----------    -----------
                                                               21,639,000     19,140,000
Less:
  Treasury stock (68,323 shares in 2002 and 2001)...........   (1,161,000)    (1,161,000)
  Notes receivable from officers and directors..............     (842,000)      (842,000)
                                                              -----------    -----------
Total shareholders' equity..................................   19,636,000     17,137,000
                                                              -----------    -----------
                                                              $43,704,000    $36,608,000
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED MARCH 31,
                                                    -------------------------------------------
                                                        2002           2001            2000
                                                    ------------    -----------    ------------
Operating activities:
  Net income (loss)...............................  $  2,305,000    $   195,000    $   (833,000)
                                                    ------------    -----------    ------------
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities:
     Depreciation and amortization................       956,000        948,000       1,050,000
     Gain on sale of property, plant and
       equipment..................................       (19,000)       (51,000)        (22,000)
     Loss on sale of investments..................        28,000
     Asset impairment.............................                                       17,000
     (Increase) Decrease in operating assets:
       Accounts receivable........................    (9,089,000)      (489,000)        (24,000)
       Inventories, net of customer deposits......     6,817,000     (2,342,000)        184,000
       Domestic and foreign income taxes
          receivable/payable......................     1,347,000       (107,000)       (227,000)
       Prepaid expenses and other current and
          non-current assets......................       139,000       (139,000)       (118,000)
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued compensation,
          accrued expenses and other
          liabilities.............................     1,395,000        739,000        (925,000)
       Accrued compensation, accrued pension
          liability and accrued postretirement
          benefits................................       239,000        126,000        (354,000)
       Deferred income taxes......................       346,000        298,000        (368,000)
                                                    ------------    -----------    ------------
          Total adjustments.......................     2,159,000     (1,017,000)       (787,000)
                                                    ------------    -----------    ------------
  Net cash provided (used) by operating
     activities...................................     4,464,000       (822,000)     (1,620,000)
                                                    ------------    -----------    ------------
Investing activities:
  Purchase of property, plant and equipment.......      (688,000)    (1,124,000)       (711,000)
  Proceeds from sale of property, plant and
     equipment....................................       160,000        293,000          49,000
  Purchase of investments.........................    (5,975,000)                      (904,000)
  Redemption of investments at maturity...........     8,377,000                        906,000
                                                    ------------    -----------    ------------
  Net cash provided (used) by investing
     activities...................................     1,874,000       (831,000)       (660,000)
                                                    ------------    -----------    ------------
Financing activities:
  Increase (Decrease) in short-term debt..........    (3,122,000)     2,207,000       2,000,000
  Proceeds from issuance of long-term debt........     4,785,000     17,504,000       3,244,000
  Principal repayments on long-term debt..........    (5,472,000)   (18,988,000)     (1,834,000)
  Issuance of common stock........................       146,000         54,000
  Purchase of treasury stock......................                                     (124,000)
  Sale of treasury stock..........................                       12,000
                                                    ------------    -----------    ------------
  Net cash provided (used) by financing
     activities...................................    (3,663,000)       789,000       3,286,000
                                                    ------------    -----------    ------------
  Effect of exchange rate on cash.................                      (20,000)        (16,000)
                                                    ------------    -----------    ------------
  Net increase (decrease) in cash and
     equivalents..................................     2,675,000       (884,000)        990,000
  Cash and cash equivalents at beginning of
     year.........................................       226,000      1,110,000         120,000
                                                    ------------    -----------    ------------
  Cash and cash equivalents at end of year........  $  2,901,000    $   226,000    $  1,110,000
                                                    ============    ===========    ============

                See Notes of Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             EMPLOYEE      NOTES
                                                                                                               STOCK     RECEIVABLE
                                COMMON STOCK                                    ACCUMULATED                  OWNERSHIP      FROM
                           ----------------------   CAPITAL IN                     OTHER                       PLAN       OFFICERS
                                           PAR      EXCESS OF     RETAINED     COMPREHENSIVE    TREASURY       LOAN         AND
                             SHARES       VALUE     PAR VALUE     EARNINGS         LOSS           STOCK       PAYABLE    DIRECTORS
                           ----------   ---------   ----------   -----------   -------------   -----------   ---------   ----------
Balance at March 31,
  1999...................   1,690,595   $169,000    $4,521,000   $17,731,000    $(3,076,000)   $(2,408,000) $(225,000)
                           ----------   --------    ----------   -----------    -----------    -----------   ---------
Net loss.................                                           (833,000)
Foreign currency
  translation
  adjustment.............                                                           (79,000)
Minimum pension liability
  adjustment, net of tax
  of $510,000............                                                         1,191,000
    Total comprehensive
      income.............
Acquisition of treasury
  stock..................                                                                         (124,000)
Payments on Employee
  Stock Ownership Plan
  loan payable...........                                                                                     225,000
                           ----------   --------    ----------   -----------    -----------    -----------   ---------
Balance at March 31,
  2000...................   1,690,595    169,000     4,521,000    16,898,000     (1,964,000)    (2,532,000)         0
                           ----------   --------    ----------   -----------    -----------    -----------   ---------
Net income...............                                            195,000
Foreign currency
  translation
  adjustment.............                                                          (224,000)
    Total comprehensive
      loss...............
Issuance of shares.......       7,050      1,000        53,000
Stock option tax
  benefit................                                8,000
Notes receivable from
  officers and directors
  for the purchase of
  treasury stock.........                               (7,000)     (510,000)                    1,371,000          0    $(842,000)
                           ----------   --------    ----------   -----------    -----------    -----------   ---------   ---------
Balance at March 31,
  2001...................   1,697,645    170,000     4,575,000    16,583,000     (2,188,000)    (1,161,000)         0     (842,000)
                           ----------   --------    ----------   -----------    -----------    -----------   ---------   ---------
Net income...............                                          2,305,000
Foreign currency
  translation
  adjustment.............                                                            10,000
    Total comprehensive
      income.............
Issuance of shares.......      18,927      2,000       144,000
Stock option tax
  benefit................                               38,000
                           ----------   --------    ----------   -----------    -----------    -----------   ---------   ---------
Balance at March 31,
  2002...................   1,716,572   $172,000    $4,757,000   $18,888,000    $(2,178,000)   $(1,161,000)  $      0    $(842,000)
                           ==========   ========    ==========   ===========    ===========    ===========   =========   =========


                           SHAREHOLDERS'
                              EQUITY
                           -------------
Balance at March 31,
  1999...................   $16,712,000
                            -----------
Net loss.................      (833,000)
Foreign currency
  translation
  adjustment.............       (79,000)
Minimum pension liability
  adjustment, net of tax
  of $510,000............     1,191,000
                            -----------
    Total comprehensive
      income.............       279,000
Acquisition of treasury
  stock..................      (124,000)
Payments on Employee
  Stock Ownership Plan
  loan payable...........       225,000
                            -----------
Balance at March 31,
  2000...................    17,092,000
                            -----------
Net income...............       195,000
Foreign currency
  translation
  adjustment.............      (224,000)
                            -----------
    Total comprehensive
      loss...............       (29,000)
Issuance of shares.......        54,000
Stock option tax
  benefit................         8,000
Notes receivable from
  officers and directors
  for the purchase of
  treasury stock.........        12,000
                            -----------
Balance at March 31,
  2001...................    17,137,000
                            -----------
Net income...............     2,305,000
Foreign currency
  translation
  adjustment.............        10,000
                            -----------
    Total comprehensive
      income.............     2,315,000
Issuance of shares.......       146,000
Stock option tax
  benefit................        38,000
                            -----------
Balance at March 31,
  2002...................   $19,636,000
                            ===========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS ACCOUNTING POLICIES:

     Graham Corporation and its subsidiaries are primarily engaged in the design and manufacture of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries and sell to customers throughout the world. The Company's significant accounting policies follow.

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

  Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company's sales and purchases in foreign currencies are minimal, therefore, foreign currency transaction gains and losses are not significant. Gains and losses resulting from translation of foreign subsidiary balance sheets are included in a separate component of shareholders' equity. Translation adjustments are not adjusted for income taxes since they relate to an investment which is permanent in nature.

  Revenue Recognition

     Percentage-of-Completion

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

     Completed Contract

     All contracts with revenue of less than $1,000,000 are accounted for using the completed contract method. The Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized.

  Shipping and Handling Fees and Costs

     Shipping and handling fees are billed to the customer and classified as revenue and the related costs incurred for shipping and handling are included in cost of goods sold.

  Investments

     Investments consist primarily of fixed-income debt securities with maturities of beyond three months. All investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All the investments mature within one year.

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

  Property, Plant and Depreciation

     Property, plant and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to twenty-five years for office and manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Impairment losses are recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment and recognized an impairment loss of $17,000 in 2000. No such impairment losses were required in 2002 or 2001.

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

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded based on the quoted market price of the Company's stock at the end of the period.

  Per Share Data

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common shares outstanding includes share equivalent units which are contingently issuable shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

                                                            2002          2001          2000
                                                         ----------    ----------    ----------
Basic earnings (loss) per share
  Numerator:
     Net income (loss).................................  $2,305,000    $  195,000    $ (833,000)
                                                         ----------    ----------    ----------
  Denominator:
     Weighted common shares outstanding................   1,639,000     1,588,000     1,514,000
     Share equivalent units (SEU) outstanding..........      11,000        11,000         9,000
                                                         ----------    ----------    ----------
     Weighted average shares and SEU's outstanding.....   1,650,000     1,599,000     1,523,000
                                                         ----------    ----------    ----------
Basic earnings (loss) per share........................  $     1.40    $      .12    $     (.55)
                                                         ==========    ==========    ==========
Diluted earnings (loss) per share
  Numerator:
     Net income (loss).................................  $2,305,000    $  195,000    $ (833,000)
                                                         ----------    ----------    ----------
  Denominator:
     Weighted average shares and SEU's outstanding.....   1,650,000     1,599,000     1,523,000
     Stock options outstanding.........................      20,000        14,000
     Contingently issuable SEU's.......................       1,000
                                                         ----------    ----------    ----------
     Weighted average common and potential common
       shares outstanding..............................   1,671,000     1,613,000     1,523,000
                                                         ----------    ----------    ----------
Diluted earnings (loss) per share......................  $     1.38    $      .12    $     (.55)
                                                         ==========    ==========    ==========

     Options to purchase shares of common stock which totaled 131,600, 116,500 and 187,250 in 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

  Cash Flow Statement

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Actual interest paid was $161,000 in 2002, $319,000 in 2001, and $230,000 in 2000. In addition, actual income taxes paid (refunded) were $(521,000) in 2002, $(376,000) in 2001, and $331,000 in 2000.

     Non cash activities during 2002, 2001, and 2000 included capital expenditures totaling $112,000, $93,000 and $3,000, respectively, which were financed through the issuance of capital leases. In 2000, the minimum pension liability adjustment, net of a tax benefit, totaling $1,191,000 that was originally recognized in 1999 was subsequently reversed.

  Accumulated Other Comprehensive Loss

     Comprehensive income is comprised of net income (loss) and other comprehensive income or loss items, which are reflected as a separate component of equity. For the Company, other comprehensive income or loss items include foreign currency translation adjustments and minimum pension liability adjustments.

  Accounting and Reporting Changes

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, which amended certain provisions of SFAS No. 133. There was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during fiscal year 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of," it supercedes SFAS No. 121. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and therefore, will be adopted by the Company, as required, on April 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 -- INVENTORIES:

     Major classifications of inventories are as follows:

                                                                2002          2001
                                                             -----------   -----------
Raw materials and supplies.................................  $ 2,257,000   $ 2,029,000
Work in process............................................   13,322,000    11,250,000
Finished products..........................................    1,724,000     1,880,000
                                                             -----------   -----------
                                                              17,303,000    15,159,000
Less -- progress payments..................................    8,871,000     5,736,000
        inventory reserve..................................       90,000        40,000
                                                             -----------   -----------
                                                             $ 8,342,000   $ 9,383,000
                                                             ===========   ===========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment are as follows:

                                                                2002          2001
                                                             -----------   -----------
Land.......................................................  $   281,000   $   281,000
Leasehold improvements.....................................                    160,000
Buildings and improvements.................................   10,635,000    10,609,000
Machinery and equipment....................................   16,454,000    16,023,000
Construction in progress...................................        8,000        50,000
                                                             -----------   -----------
                                                              27,378,000    27,123,000
Less -- accumulated depreciation and amortization..........   17,652,000    17,110,000
                                                             -----------   -----------
                                                             $ 9,726,000   $10,013,000
                                                             ===========   ===========

NOTE 4 -- LEASES:

     The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $123,000, $150,000, and $141,000 in 2002, 2001, and 2000, respectively. Rent expense in 2000 is net of sublease income of $11,000.

     Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                                 2002         2001
                                                              ----------   ----------
Machinery and equipment.....................................  $1,663,000   $1,574,000
Less accumulated amortization...............................   1,132,000    1,013,000
                                                              ----------   ----------
                                                              $  531,000   $  561,000
                                                              ==========   ==========

     Amortization of property, plant and equipment under capital lease amounted to $149,000, $133,000, and $192,000 in 2002, 2001, and 2000, respectively, and is included in depreciation expense.

     As of March 31, 2002, future minimum payments required under non-cancelable leases are:

                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
2003........................................................  $113,000    $112,000
2004........................................................   106,000      85,000
2005........................................................    90,000      42,000
2006........................................................    36,000      34,000
2007........................................................    17,000      16,000
Thereafter..................................................                 2,000
                                                              --------    --------
Total minimum lease payments................................  $362,000     291,000
                                                              ========
Less -- amount representing interest........................                56,000
                                                                          --------
Present value of net minimum lease payments.................              $235,000
                                                                          ========

NOTE 5 -- DEBT:

 Short-Term Debt Due Banks

     The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                                 2002         2001
                                                              ----------   ----------
Borrowings under domestic repurchase agreements.............               $3,150,000
Borrowings of United Kingdom subsidiary under line of credit
  at bank's rate plus 1 1/2%................................  $1,050,000    1,014,000
                                                              ----------   ----------
                                                              $1,050,000   $4,164,000
                                                              ==========   ==========

     The Company may borrow under domestic repurchase agreements from its investment banker. The interest rate is based upon the federal funds rate and the type of collateral securing the loan. At March 31, 2001, the interest rate was 5.35%. The borrowings were secured by the Company's short-term investments totaling $4,905,000.

     The United Kingdom subsidiary has a revolving credit facility agreement which provides a line of credit of 920,000 pounds sterling ($1,316,000 at the March 31, 2002 exchange rate) including letters of credit. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 4% and 5.75% at March 31, 2002 and 2001, respectively. The United Kingdom operations had available unused lines of credit of $149,000 at March 31, 2002. The United Kingdom short-term bank borrowings are secured by assets of the United Kingdom subsidiary which have a book value of $611,000 at March 31, 2002. The United States operation does not provide a corporate guarantee or any security for the United Kingdom revolving credit facility. The weighted average interest rate on short-term borrowings in 2002 and 2001 was 4.4% and 6.5%, respectively.

 Long-Term Debt

     The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                                2002       2001
                                                              --------   --------
United States revolving credit facility.....................             $545,000
Capital lease obligations (Note 4)..........................  $235,000    263,000
                                                              --------   --------
                                                               235,000    808,000
Less: current amounts, including amounts for capital leases
  of $85,000 in 2002 and $126,000 in 2001...................    85,000    126,000
                                                              --------   --------
                                                              $150,000   $682,000
                                                              ========   ========

     The United States revolving credit facility agreement provides a line of credit of up to $13,000,000 including letters of credit, through October 31, 2002. The agreement allows the Company to borrow at prime minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 125 basis points at March 31, 2002 and prime minus 100 basis points at March 31, 2001.

     The agreement allows the Company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. Under this conversion feature which is available through October 2002, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The bank's prime rate was 4.75% and 8% at March 31, 2002 and 2001, respectively. The United States operations had available unused lines of credit of $12,557,000 at March 31, 2002.

     With the exception of capital leases, there are no long-term debt payment requirements over the next five years.

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

NOTE 6 -- FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2002 and 2001, the Company had no significant concentrations of credit risk.

  Letters of Credit:

     The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2002 and 2001, the Company was contingently liable on outstanding standby letters of credit aggregating $558,000 and $828,000, respectively.

  Foreign Exchange Risk Management:

     The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2002 and 2001, there were no foreign exchange forward contracts held by the Company.

  Fair Value of Financial Instruments:

     The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

          INVESTMENTS -- The fair value of investments at March 31, 2002 and 2001 approximated the carrying value.

          SHORT-TERM DEBT -- The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

          LONG-TERM DEBT -- The carrying values of credit facilities with variable rates of interest approximate fair values.

NOTE 7 -- INCOME TAXES:

     An analysis of the components of pre-tax income (loss) is presented below:

                                                      2002        2001         2000
                                                   ----------   ---------   -----------
United States....................................  $2,751,000   $ (81,000)  $   564,000
United Kingdom...................................     726,000      55,000    (1,677,000)
                                                   ----------   ---------   -----------
                                                   $3,477,000   $ (26,000)  $(1,113,000)
                                                   ==========   =========   ===========
The provision (benefit) for income taxes consists
  of:
Current:
  Federal........................................  $  695,000   $(555,000)  $    63,000
  State..........................................     131,000      36,000        33,000
  United Kingdom.................................                                (8,000)
                                                   ----------   ---------   -----------
                                                      826,000    (519,000)       88,000
                                                   ----------   ---------   -----------
Deferred:
  Federal........................................     111,000     274,000        59,000
  State..........................................      14,000      11,000        33,000
  United Kingdom.................................     221,000      13,000      (412,000)
  Change in valuation allowance..................                               (48,000)
                                                   ----------   ---------   -----------
                                                      346,000     298,000      (368,000)
                                                   ----------   ---------   -----------
Total provision (benefit) for income taxes.......  $1,172,000   $(221,000)  $  (280,000)
                                                   ==========   =========   ===========

     The reconciliation of the provision (benefit) calculated using the United States federal tax rate with the provision for income taxes presented in the financial statements is as follows:

                                                       2002        2001        2000
                                                    ----------   ---------   ---------
Provision (Benefit) for income taxes at federal
  rate............................................  $1,182,000   $  (9,000)  $(378,000)
Difference between foreign and U.S. tax rates.....     (29,000)     (1,000)     50,000
State taxes.......................................     100,000      35,000      55,000
Charges not deductible for income tax purposes....      59,000      29,000      96,000
Recognition of tax benefit generated by
  extraterritorial income exclusion...............    (121,000)
Recognition of tax benefit generated by foreign
  sales corporation...............................                 (98,000)    (81,000)
Tax credits.......................................     (14,000)    (11,000)    (14,000)
Foreign losses for which no tax benefit was
  provided........................................                              48,000
Reversal of tax reserve...........................                (172,000)
Change in valuation allowance.....................                             (48,000)
Other.............................................      (5,000)      6,000      (8,000)
                                                    ----------   ---------   ---------
Provision (Benefit) for income taxes..............  $1,172,000   $(221,000)  $(280,000)
                                                    ==========   =========   =========

     The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset follows:

                                                 2002                     2001
                                        ----------------------   ----------------------
                                          UNITED      UNITED       UNITED      UNITED
                                          STATES      KINGDOM      STATES      KINGDOM
                                        ----------   ---------   ----------   ---------
Depreciation..........................  $ (675,000)  $ (36,000)  $ (574,000)  $ (26,000)
Accrued compensation..................     446,000                  327,000
Accrued pension liability.............     436,000                  482,000
Accrued postretirement benefits.......   1,309,000                1,310,000
Compensated absences..................     563,000                  520,000
Inventories...........................       1,000      67,000     (205,000)      6,000
Warranty liability....................      71,000                   54,000
Foreign loss carryforwards............                 644,000                  909,000
Federal tax credits...................                              315,000
New York State investment tax
  credit..............................     107,000                  151,000
Other.................................     126,000      (5,000)     129,000      (5,000)
                                        ----------   ---------   ----------   ---------
                                         2,384,000     670,000    2,509,000     884,000
Less: Valuation allowance.............                (292,000)                (290,000)
                                        ----------   ---------   ----------   ---------
Deferred income tax asset.............  $2,384,000   $ 378,000   $2,509,000   $ 594,000
                                        ==========   =========   ==========   =========

     Deferred income taxes include the impact of foreign net operating loss carryforwards which may be carried forward indefinitely and investment tax credits which expire from 2007 to 2017. A valuation allowance of $292,000 at March 31, 2002 is deemed adequate to reserve for the foreign net loss carryforwards which are not considered probable of realization.

     The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At March 31, 2002, such undistributed earnings totaled $1,317,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

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

     The components of pension cost are:

                                                         2002       2001       2000
                                                       --------   --------   --------
Service cost-benefits earned during the period.......  $372,000   $352,000   $392,000
Interest cost on projected benefit obligation........   826,000    768,000    741,000
Expected return on assets............................  (908,000)  (884,000)  (823,000)
Amortization of transition asset.....................   (44,000)   (44,000)   (44,000)
                                                       --------   --------   --------
Net pension cost.....................................  $246,000   $192,000   $266,000
                                                       ========   ========   ========

The actuarial assumptions are:
Discount rate used to determine projected benefit
  obligation.........................................   7 1/4%     7 1/4%     7 1/2%
Rate of increase in compensation levels..............     3%         3%         3%
Expected rate of return on plan assets...............     9%         9%         9%

     Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

                                                                2002          2001
                                                             -----------   -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year........  $11,619,000   $10,610,000
  Service cost.............................................      335,000       314,000
  Interest cost............................................      826,000       768,000
  Actuarial loss...........................................       12,000       250,000
  Benefit payments.........................................     (404,000)     (323,000)
                                                             -----------   -----------
  Projected benefit obligation at end of year..............  $12,388,000   $11,619,000
                                                             ===========   ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year...........  $10,268,000   $ 9,771,000
  Actual return on plan assets.............................   (1,294,000)      337,000
  Employer contribution....................................                    506,000
  Benefit and administrative expense payments..............     (457,000)     (346,000)
                                                             -----------   -----------
  Fair value of plan assets at end of year.................  $ 8,517,000   $10,268,000
                                                             ===========   ===========
Funded status
  Funded status at end of year.............................  $(3,872,000)  $(1,351,000)
  Unrecognized transition obligation.......................     (103,000)     (148,000)
  Unrecognized prior service cost..........................       (2,000)       (2,000)
  Unrecognized actuarial loss..............................    2,309,000        79,000
                                                             -----------   -----------
  Net amounts recognized...................................  $(1,668,000)  $(1,422,000)
                                                             ===========   ===========

     The current portion of the pension liability as of March 31, 2002 and 2001 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

     In October 1999, the Company terminated the defined benefit pension plan in the United Kingdom. This plan was contributory with the employer's share being actuarially determined. Benefits were based on the employee's years of service and average earnings for the three highest years for the ten year period preceding retirement. As a result of the plan termination, a curtailment loss of $1,682,000 was recognized. This charge is included in the caption "Other (Income) Expense" in the 2000 Consolidated Statement of Operations. Employees may participate in a defined contribution plan which has replaced the defined benefit plan.

     Pension expense for the U.K. Plan was $209,000 in 2000.

     Assets of the United States plan consist primarily of equity securities at March 31, 2002 and 2001. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years.

     The Company has a Supplemental Executive Retirement Plan which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 2002, 2001, and 2000 related to this plan was $26,000, $0, and $26,000, respectively. At March 31, 2002 and 2001, the related liability was $118,000 and $92,000, respectively, and is included in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

     The Company has defined contribution plans covering substantially all employees. Company contributions to the domestic plan are based on the profitability of the Company and amounted to $669,000, $43,000, and $51,000 in 2002, 2001, and 2000, respectively. In fiscal year 2000, a defined contribution plan was established in the United Kingdom. Company contributions to this plan are based on a percentage of base salary which varies with the participant's age. Company contributions were $73,000, $69,000 and $43,000 in 2002, 2001 and 2000, respectively.

     The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The accrued compensation liability under this plan was $647,000 and $755,000 at March 31, 2002 and 2001, respectively.

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

     The components of postretirement benefit cost are:

                                                         2002       2001       2000
                                                       --------   --------   --------
Service cost -- benefits earned during the period....  $ 50,000   $ 51,000   $ 69,000
Interest cost on accumulated benefit obligation......   180,000    176,000    168,000
Amortization of prior service cost...................   (87,000)   (87,000)   (87,000)
                                                       --------   --------   --------
Net postretirement benefit cost......................  $143,000   $140,000   $150,000
                                                       ========   ========   ========

     The assumptions used to develop the accrued postretirement benefit obligation were:

                                                         2002       2001       2000
                                                       --------   --------   --------
Discount rate........................................   7 1/4%     7 1/4%     7 1/2%
Medical care cost trend rate.........................   8 1/2%       7%       7 1/2%

     The medical care cost trend rate used in the actuarial computation ultimately reduces to 4 1/2% in 2010 and subsequent years. This was accomplished using 1/2% decrements for the years 2003 through 2010.

     Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

                                                                2002          2001
                                                             -----------   -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year........  $ 2,567,000   $ 2,454,000
  Service cost.............................................       50,000        50,000
  Interest cost............................................      180,000       176,000
  Participant contributions................................       30,000        34,000
  Actuarial (gain) loss....................................       (2,000)       27,000
  Benefit payments.........................................     (175,000)     (174,000)
                                                             -----------   -----------
  Projected benefit obligation at end of year..............  $ 2,650,000   $ 2,567,000
                                                             ===========   ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year...........  $         0   $         0
  Employer contribution....................................      145,000       140,000
  Participants' contributions..............................       30,000        34,000
  Benefit payments.........................................     (175,000)     (174,000)
                                                             -----------   -----------
  Fair value of plan assets at end of year.................  $         0   $         0
                                                             ===========   ===========
Funded status
  Funded status at end of year.............................  $(2,650,000)  $(2,567,000)
  Unrecognized prior service cost..........................     (609,000)     (695,000)
  Unrecognized actuarial gain..............................      (99,000)      (97,000)
                                                             -----------   -----------
  Net amounts recognized...................................  $(3,358,000)  $(3,359,000)
                                                             ===========   ===========

     The current portion of the postretirement benefit obligation is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

     Assumed medical care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plan. However, due to the caps imposed on the Company's share of the premium costs, a one percentage point change in assumed medical care cost trend rates would not have a significant effect on the total service and interest cost components or the postretirement benefit obligation.

NOTE 9 -- STOCK COMPENSATION PLANS:

     The 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 150,000 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

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

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are credited to each outside director's account for each of the first five full fiscal years of the director's service when the profit target of $500,000 is met. The share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan in 2002, 2001, and 2000 was $50,000, $0, and $0, respectively.

     The Company applies APB 25 and related Interpretations in accounting for its plans. Under the intrinsic value method, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the optional methodology prescribed under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

                                                       2002         2001        2000
                                                    ----------    --------    ---------
Net income (loss)..................  As reported    $2,305,000    $195,000    $(833,000)
                                     Pro forma      $2,180,000    $ 80,000    $(913,000)
Basic income (loss) per share......  As reported    $     1.40    $    .12    $    (.55)
                                     Pro forma      $     1.32    $    .05    $    (.60)
Diluted income (loss) per share....  As reported    $     1.38    $    .12    $    (.55)
                                     Pro forma      $     1.31    $    .05    $    (.60)

     The weighted average fair value of the options granted during 2002, 2001, and 2000 is estimated as $5.81, $5.15, and $3.54, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:

                                                           2002       2001       2000
                                                          -------    -------    -------
Expected life...........................................  5 years    5 years    5 years
Volatility..............................................    50.72%     44.04%     41.48%
Risk-free interest rate.................................     4.71%      5.78%      6.05%
Dividend yield..........................................        0%         0%         0%

     Information on options under the Company's plans is as follows:

                                                                               WEIGHTED
                                                         OPTION      SHARES    AVERAGE
                                                          PRICE       UNDER    EXERCISE
                                                          RANGE      OPTION     PRICE
                                                       -----------   -------   --------
Outstanding at March 31, 1999........................  $6.58-21.44   178,100     14.47
Granted..............................................     $7.75       30,400      7.75
Expired..............................................    $13.17      (26,250)    13.17
                                                                     -------

Outstanding at March 31, 2000........................  $6.58-21.44   182,250     13.54
Granted..............................................    $11.00       31,000     11.00
Exercised............................................  $ 6.58-8.42    (7,050)     7.71
Expired..............................................    $21.44       (8,700)    21.44
                                                                     -------

Outstanding at March 31, 2001........................  $6.58-21.44   197,500     13.00
Granted..............................................    $11.70       31,000     11.70
Exercised............................................  $ 6.58-8.08   (18,927)     7.66
Expired..............................................  $8.00-21.44   (18,150)    18.45
                                                                     -------

Outstanding at March 31, 2002........................  $7.50-21.44   191,423    $12.80
                                                                     =======

     At March 31, 2002, the options outstanding had a weighted average remaining contractual life of 6.82 years. There were 189,023 options exercisable at March 31, 2002 which had a weighted average exercise price of $12.75. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire May 2003 to July 2011. Options available for future grants were 163,300 at March 31, 2002 and 176,150 at March 31, 2001.

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

NOTE 11 -- OTHER (INCOME) EXPENSE:

     In January 2002, the Company received notice from a customer to cancel four orders for the electric power generating industry. The contracts for the cancelled orders entitled the Company to cancellation charges amounting to $4,168,000 which was paid to the Company in April 2002. This income, net of costs incurred on the contracts of $179,000, is presented separately in the caption "Other (Income) Expense" in the 2002 Consolidated Statement of Operations.

     As discussed in Note 8, during fiscal year 2000, the defined benefit pension plan in the United Kingdom was terminated which resulted in a curtailment loss of $1,682,000. In addition, the Company incurred fees and expenses of $33,000 in administering the closure of the plan. The curtailment loss and related expenses are included in the caption "Other (Income) Expense" in the 2000 Consolidated Statement of Operations.

     In October and March of fiscal year 2000, the United Kingdom subsidiary, in an effort to reduce costs, restructured its work force by eliminating positions at the staff and senior management levels. As a result, a restructuring charge of $186,000 was recognized which included severance and related employee benefit costs. This charge is also included in the caption "Other (Income) Expense" in the 2000 Consolidated Statement of Operations. As of March 31, 2002 and 2001, there is no liability remaining on the Consolidated Balance Sheets.

NOTE 12 -- RELATED PARTY TRANSACTIONS:

     Director H. Russel Lemcke is President of the H. Russel Lemcke Group, which the Company engaged in May 1999 to assist it in making an acquisition in fulfillment of its strategic plan. Pursuant to this engagement, in the event that the Company were to acquire a business entity as a result of such assistance, Mr. Lemcke would be paid a fee of $100,000 plus 1% of the purchase price of the acquired entity.

     In April 2000, the Board of Directors adopted a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 160,000 shares of the Company's common stock that was held as treasury stock. Of the amount authorized, eligible participants purchased 117,800 shares at fair market value. The eligible participants paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares. The notes receivable are fixed rate interest bearing notes with a term of ten years. The notes are repayable in equal quarterly installments beginning June 30, 2002. The notes contain certain provisions which grant a security interest to the Company in the shares and any proceeds from the sale of the shares.

NOTE 13 -- SEGMENT INFORMATION:

     The Company's business consists of two operating segments based upon geographic area. These segments were determined based upon the manner in which financial information is used by management in operating the Company. The United States segment designs and manufactures heat transfer and vacuum equipment. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems for use in several industrial markets. The Company also services and sells spare parts for its equipment. The operating segment located in the United Kingdom manufactures vacuum equipment which includes liquid ring vacuum pumps, Dryflo pumps, piston pumps, ejectors and complete vacuum pump systems.

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

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Sales to external customers:
  U.S.........................................  $41,085,000   $40,665,000   $34,778,000
  U.K.........................................    6,311,000     3,768,000     3,950,000
                                                -----------   -----------   -----------
     Total....................................  $47,396,000   $44,433,000   $38,728,000
                                                ===========   ===========   ===========
Intersegment sales:
  U.S.........................................  $    30,000   $    21,000   $   162,000
  U.K.........................................    1,121,000     1,607,000     1,118,000
                                                -----------   -----------   -----------
     Total....................................  $ 1,151,000   $ 1,628,000   $ 1,280,000
                                                ===========   ===========   ===========
Interest income:
  U.S.........................................  $    77,000   $   342,000   $   346,000
  U.K.........................................
                                                -----------   -----------   -----------
     Total....................................  $    77,000   $   342,000   $   346,000
                                                ===========   ===========   ===========
Interest expense:
  U.S.........................................  $    89,000   $   294,000   $   199,000
  U.K.........................................       61,000        34,000        34,000
                                                -----------   -----------   -----------
     Total....................................  $   150,000   $   328,000   $   233,000
                                                ===========   ===========   ===========
Depreciation and amortization:
  U.S.........................................  $   774,000   $   776,000   $   827,000
  U.K.........................................      182,000       172,000       223,000
                                                -----------   -----------   -----------
     Total....................................  $   956,000   $   948,000   $ 1,050,000
                                                ===========   ===========   ===========
Income tax provision (benefit):
  U.S.........................................  $   964,000   $  (199,000)  $   188,000
  U.K.........................................      221,000        13,000      (468,000)
                                                -----------   -----------   -----------
     Total....................................  $ 1,185,000   $  (186,000)  $  (280,000)
                                                ===========   ===========   ===========
Segment net income (loss):
  U.S.........................................  $ 1,826,000   $   224,000   $   374,000
  U.K.........................................      505,000        41,000    (1,209,000)
                                                -----------   -----------   -----------
     Total....................................  $ 2,331,000   $   265,000   $  (835,000)
                                                ===========   ===========   ===========

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Segment assets:
  U.S.........................................  $42,446,000   $35,737,000   $34,489,000
  U.K.........................................    5,127,000     4,665,000     3,831,000
                                                -----------   -----------   -----------
     Total....................................  $47,573,000   $40,402,000   $38,320,000
                                                ===========   ===========   ===========
Expenditures for long-lived assets:
  U.S.........................................  $   607,000   $ 1,025,000   $   699,000
  U.K.........................................       81,000        99,000        12,000
                                                -----------   -----------   -----------
     Total....................................  $   688,000   $ 1,124,000   $   711,000
                                                ===========   ===========   ===========

     The operating segment information above is reconciled to the consolidated totals as follows:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
NET SALES
Total sales for operating segments............  $48,547,000   $46,061,000   $40,008,000
Elimination of intersegment sales.............   (1,151,000)   (1,628,000)   (1,280,000)
                                                -----------   -----------   -----------
Net sales.....................................  $47,396,000   $44,433,000   $38,728,000
                                                ===========   ===========   ===========
INCOME TAX PROVISION (BENEFIT)
Total segment income tax provision
  (benefit)...................................  $ 1,185,000   $  (186,000)  $   280,000
Eliminations..................................      (13,000)      (35,000)
                                                -----------   -----------   -----------
Provision (Benefit) for income taxes..........  $ 1,172,000   $  (221,000)  $   280,000
                                                ===========   ===========   ===========
NET INCOME (LOSS)
Total segment net income (loss)...............  $ 2,331,000   $   265,000   $  (835,000)
Eliminations..................................      (26,000)      (70,000)        2,000
                                                -----------   -----------   -----------
Net income (loss).............................  $ 2,305,000   $   195,000   $  (833,000)
                                                ===========   ===========   ===========
ASSETS
Total segment assets..........................  $47,573,000   $40,402,000   $38,320,000
Elimination of corporate investment in
  subsidiaries................................   (3,521,000)   (3,521,000)   (3,521,000)
Elimination of profit in inventory............     (348,000)     (273,000)     (203,000)
                                                -----------   -----------   -----------
Total assets..................................  $43,704,000   $36,608,000   $34,596,000
                                                ===========   ===========   ===========

     Total segment interest income, interest expense, depreciation and amortization and expenditures for long-lived assets are equivalent to the consolidated totals for each of these items. Operating segments incurred research and development costs of $248,000, $250,000, and $255,000 in 2002, 2001, and 2000, respectively.

     Net sales by product line follows:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Heat transfer equipment.......................  $24,482,000   $19,366,000   $18,166,000
Vacuum equipment..............................   21,092,000    21,999,000    18,716,000
All other.....................................    1,822,000     3,068,000     1,846,000
                                                -----------   -----------   -----------
Net sales.....................................  $47,396,000   $44,433,000   $38,728,000
                                                ===========   ===========   ===========

     The breakdown of net sales and long-lived assets by geographic area is:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
Net Sales:
  Africa......................................  $ 1,682,000   $   116,000   $     4,000
  Asia........................................    1,725,000     3,567,000     3,541,000
  Australia & New Zealand.....................        9,000        35,000       461,000
  Canada......................................    2,411,000     5,796,000     2,246,000
  Mexico......................................      400,000       511,000       695,000
  Middle East.................................    1,129,000     1,895,000     1,153,000
  South America...............................    4,086,000       747,000     2,710,000
  United States...............................   31,618,000    27,811,000    24,731,000
  Western Europe..............................    4,167,000     3,824,000     2,918,000
  Other.......................................      169,000       131,000       269,000
                                                -----------   -----------   -----------
  Net sales...................................  $47,396,000   $44,433,000   $38,728,000
                                                ===========   ===========   ===========
Long-Lived Assets:
  United States...............................  $ 8,694,000   $ 8,889,000   $ 8,767,000
  United Kingdom..............................    1,032,000     1,124,000     1,338,000
                                                -----------   -----------   -----------
     Total....................................  $ 9,726,000   $10,013,000   $10,105,000
                                                ===========   ===========   ===========

QUARTERLY FINANCIAL DATA:

     A capsule summary of the Company's unaudited quarterly results for 2002 and 2001 is presented below:

                                 FIRST        SECOND         THIRD        FOURTH         TOTAL
                                QUARTER       QUARTER       QUARTER       QUARTER        YEAR
                              -----------   -----------   -----------   -----------   -----------
2002
Net sales...................  $ 9,581,000   $14,082,000   $11,810,000   $11,923,000   $47,396,000
Gross profit................    1,599,000     3,086,000     3,141,000     2,251,000    10,077,000
Net income (loss)...........     (609,000)      349,000       354,000     2,211,000(1)   2,305,000
Per share:
  Net income (loss):
     Basic..................         (.37)          .21           .21          1.33          1.40
     Diluted................         (.37)          .21           .21          1.32          1.38
Market price range.......... 7.80 - 12.80  7.25 - 12.35  7.80 - 14.80  9.75 - 12.35  7.25 - 14.80

2001
Net sales...................  $ 8,284,000   $11,726,000   $10,558,000   $13,865,000   $44,433,000
Gross profit................    1,859,000     2,914,000     2,047,000     2,976,000     9,796,000
Net income (loss)...........     (354,000)      267,000      (303,000)      585,000       195,000
Per share:
  Net income (loss):
     Basic..................         (.23)          .17          (.18)          .36           .12
     Diluted................         (.23)          .16          (.18)          .35           .12
Market price range.......... 7.06 - 8.63   7.38 - 12.94  9.00 - 12.38  8.25 - 10.75  7.06 - 12.94

---------------

(1) In the fourth quarter the Company recognized income from cancellation charges, net of related costs, of $3,989,000. (See Note 11).

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  Graham Corporation
Batavia, New York

     We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 17, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for under this Item is set forth in statements under "Election of Directors" on page 5 and "Executive Officers" on page 8 of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for under this Item is set forth in statements under "Compensation of Directors" on page 7 of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders and also under "Executive Compensation" on pages 8 to 13 of such proxy statement, which statements are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 to 4 of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(b) SECURITY OWNERSHIP OF MANAGEMENT

     The information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 to 4, "Election of Directors" on page 5 and "Executive Compensation" on pages 8 to 13 of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(c) CHANGES IN CONTROL

     (Not applicable.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for under this Item is set forth in statements under "Certain Relationships and Related Transactions" on page 17 of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Consolidated Statements of Operations for the Fiscal Years
     ended March 31, 2002, 2001 and 2000.........................          14
(B)  Consolidated Balance Sheets as of March 31, 2002 and 2001...          15
(C)  Consolidated Statements of Cash Flows for the Fiscal Years
     ended March 31, 2002, 2001 and 2000.........................          16
(D)  Consolidated Statements of Changes in Shareholders' Equity
     for the Fiscal Years ended March 31, 2002, 2001 and 2000....          17
(E)  Notes to Consolidated Financial Statements..................       18-33
(F)  Quarterly Financial Data....................................          33
(G)  Independent Auditors' Report................................          34

     (a) (2) In addition to the above, the following Financial Statement Schedules and related information are required to be filed as part of this Annual Report on Form 10-K by Items 8 and 14(d) of Form 10-K:

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
     Independent Auditors' Report on Financial Statement
     Schedules...................................................        37

(A)  Financial Statement Schedules for the Fiscal Years ended
     March 31, 2002, 2001 and 2000 as follows:
     (ii) Valuation and Qualifying Accounts (Schedule II)........        38

     Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

     No items have been reported on Form 8-K since the Company's filing of Form 10-Q for the quarter ended December 31, 2001.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  Graham Corporation
Batavia, New York

     We have audited the consolidated financial statements of Graham Corporation and subsidiaries as of March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002 and have issued our report thereon dated May 17, 2002; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Graham Corporation and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
May 17, 2002

                      GRAHAM CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT    CHARGED TO      CHARGED TO                    BALANCE AT
                                         BEGINNING     COSTS AND         OTHER                         END OF
              DESCRIPTION                OF PERIOD      EXPENSES        ACCOUNTS       DEDUCTIONS      PERIOD
              -----------                ----------    ----------    --------------    ----------    ----------
Year ended March 31, 2002
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts
      receivable.......................   $ 24,000     $  87,000        $  1,000(b)    $ (36,000)     $ 76,000
    Reserve for inventory
      obsolescence.....................     40,000        50,000                                        90,000
                                          --------     ---------        --------       ---------      --------
                                          $ 64,000     $ 137,000        $  1,000       $ (36,000)     $166,000
                                          ========     =========        ========       =========      ========
Year ended March 31, 2001
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts
      receivable.......................   $ 23,000     $ (11,000)(c)    $ 12,000(b)                   $ 24,000
    Reserve for inventory
      obsolescence.....................    146,000        12,000         (12,000)(a)   $(106,000)(d)    40,000
  Reserves included in the balance
    sheet caption
    Accrued expenses
      Reserve for contingencies........    700,000       (32,000)(c)                    (668,000)(e)         0
                                          --------     ---------        --------       ---------      --------
                                          $869,000     $ (31,000)       $      0       $(774,000)     $ 64,000
                                          ========     =========        ========       =========      ========
Year ended March 31, 2000
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts
      receivable.......................   $ 22,000     $  (8,000)(c)    $ 12,000(b)    $  (3,000)     $ 23,000
    Reserve for inventory
      obsolescence.....................    101,000        47,000          (2,000)(a)                   146,000
  Reserves included in the balance
    sheet caption
    Accrued expenses:
      Reserve for contingencies........    300,000       430,000                         (30,000)      700,000
                                          --------     ---------        --------       ---------      --------
                                          $423,000     $ 469,000        $ 10,000       $ (33,000)     $869,000
                                          ========     =========        ========       =========      ========

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

     (a) (3) The following exhibits are required to be filed by Item 14(c) of Form 10-K:

  EXHIBIT
    NO.
  -------
     *3.1     Articles of Incorporation of Graham Corporation
     +3.2     By-laws of Graham Corporation
     *4.1     Certificate of Incorporation of Graham Corporation (included as Exhibit 3.1)
    **4.2     Stockholder Rights Plan of Graham Corporation
  ***10.1     1989 Stock Option and Appreciation Rights Plan of Graham
                Corporation
 ****10.2     1995 Graham Corporation Incentive Plan to Increase
                Shareholder Value
    +10.3     Graham Corporation Outside Directors' Long-Term Incentive
                Plan
    +10.4     Employment Contracts between Graham Corporation and Named
                Executive Officers
    +10.5     Senior Executive Severance Agreements with Named Executive
                Officers
   ++10.6     2000 Graham Corporation Incentive Plan to Increase
                Shareholder Value
  +++10.7     Long-Term Stock Ownership Plan of Graham Corporation
       11     Statement regarding computation of per share earnings
              Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements
       21     Subsidiaries of the registrant
     23.1     Consent of Deloitte & Touche LLP

---------------
   + Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the fiscal year ended March 31, 1998.

  ++ Incorporated herein by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

 +++ Incorporated herein by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

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

                                                                GRAHAM CORPORATION

DATE:  June 12, 2002                                            By /s/  J. RONALD HANSEN
                                                                   ------------------------------------------
                                                                            J. Ronald Hansen
                                                          Vice President-Finance & Administration and Chief
                                                           Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE
                     ---------
                 /s/ ALVARO CADENA                   President and Chief Executive        June 12, 2002
---------------------------------------------------    Officer; Director
                   Alvaro Cadena

               /s/ J. RONALD HANSEN                  Vice President - Finance &           June 12, 2002
---------------------------------------------------    Administration and Chief
                 J. Ronald Hansen                      Financial Officer (Principal
                                                       Accounting Officer)

                /s/ PHILIP S. HILL                   Director                             June 12, 2002
---------------------------------------------------
                  Philip S. Hill

             /s/ CORNELIUS S. VAN REES               Director                             June 12, 2002
---------------------------------------------------
               Cornelius S. Van Rees

               /s/ JERALD D. BIDLACK                 Director; Chairman of the Board      June 12, 2002
---------------------------------------------------
                 Jerald D. Bidlack

               /s/ HELEN H. BERKELEY                 Director                             June 12, 2002
---------------------------------------------------
                 Helen H. Berkeley

               /s/ H. RUSSEL LEMCKE                  Director                             June 12, 2002
---------------------------------------------------
                 H. Russel Lemcke

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                    EXHIBITS

                                   FILED WITH

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                            ------------------------

                               GRAHAM CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------