Form 10-Q
period 2002-06-30
GRAHAM CORP
filed 2002-08-06
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    June 30, 2002
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 1-8462

GRAHAM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE                                                16-1194720
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification No.)

20 FLORENCE AVENUE, BATAVIA, NEW YORK                        14020
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including Area Code -  585-343-2216

(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES __X__      No _____
   As of August 2, 2002, there were outstanding 1,648,249 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                           JUNE 30, 2002

                  PART I - FINANCIAL INFORMATION






























   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of June 30, 2002 and for the three month periods ended June 30, 2002 and 2001 are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2002 Consolidated Balance Sheet was derived from the Company's audited financial statements for the year ended March 31, 2002.

   This part also includes management's discussion and analysis of the Company's financial condition as of June 30, 2002 and its results of operations for the three month period then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                              June 30,      March 31,
                                                2002           2002
                                                ----           ----
Assets
Current Assets:
 Cash and equivalents                       $   163,000   $ 2,901,000
 Investments                                  8,491,000     2,496,000
 Trade accounts receivable, net               9,687,000    17,053,000
 Inventories                                  7,298,000     8,342,000
 Domestic and foreign income taxes
  receivable                                    351,000
 Deferred income tax asset                      953,000     1,218,000
 Prepaid expenses and other current assets      538,000       377,000
                                            -----------   -----------
                                             27,481,000    32,387,000
Property, plant and equipment, net            9,696,000     9,726,000
Deferred income tax asset                     1,885,000     1,585,000
Other assets                                      2,000         6,000
                                            -----------   -----------
                                            $39,064,000   $43,704,000
                                            ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                              June 30,      March 31,
                                                2002           2002
                                                ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                            $ 1,034,000   $ 1,050,000
 Current portion of long-term debt               89,000        85,000
 Accounts payable                             2,822,000     4,333,000
 Accrued compensation                         3,358,000     4,444,000
 Accrued expenses and other liabilities       1,077,000     1,100,000
 Customer deposits                            5,721,000     6,704,000
 Domestic   and  foreign  income   taxes
  payable                                                     859,000
                                            -----------   -----------
                                             14,101,000    18,575,000

Long-term debt                                  132,000       150,000
Accrued compensation                            675,000       680,000
Deferred income tax liability                    43,000        41,000
Other long-term liabilities                      12,000        11,000
Accrued pension liability                     1,468,000     1,398,000
Accrued postretirement benefits               3,249,000     3,213,000
 Total liabilities                           19,680,000    24,068,000
                                            -----------   -----------
Shareholders' equity:
 Preferred stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued, 1,716,572 shares on June 30, 2002
   and March 31, 2002                           172,000       172,000
 Capital in excess of par value               4,757,000     4,757,000
 Retained earnings                           18,432,000    18,888,000
 Accumulated other comprehensive loss        (1,993,000)   (2,178,000)
                                            -----------   -----------
                                             21,368,000    21,639,000
Less:
 Treasury stock (68,323 shares in 2002 and
  2001)                                      (1,161,000)   (1,161,000)
 Notes receivable from officers and
  directors                                    (823,000)     (842,000)
                                            -----------   -----------
Total shareholders' equity                   19,384,000    19,636,000
                                            -----------   -----------
                                            $39,064,000   $43,704,000
                                            ===========   ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                Three Months
                                               ended June 30,
                                            2002            2001
                                            ----            ----
Net Sales                               $10,168,000    $ 9,581,000

Cost and expenses:
 Cost of products sold                    8,338,000      7,982,000
 Selling, general and administrative      2,504,000      2,432,000
 Interest expense                            17,000         73,000
                                        -----------    -----------
                                         10,859,000     10,487,000
                                        -----------    -----------
Loss before income taxes                   (691,000)      (906,000)
Benefit for income taxes                   (235,000)      (297,000)
                                        -----------    -----------
Net loss                                   (456,000)      (609,000)

Retained earnings at beginning of
 period                                  18,888,000     16,583,000
                                        -----------    -----------
Retained earnings at end of period      $18,432,000    $15,974,000
                                        ===========    ===========
Per Share Data:
 Basic:
  Net loss                                    $(.27)         $(.37)
                                              =====          =====
 Diluted:
  Net loss                                    $(.27)         $(.37)
                                              =====          =====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended June 30,
                                                    2002         2001
                                                    ----         ----
Operating activities:
 Net loss                                      $ (456,000)  $ (609,000)
                                               ==========   ==========
 Adjustments to reconcile net loss to net
  cash provided (used) by operating
  activities:
 Depreciation and amortization                    218,000      245,000
 Loss on sale of investments                                    28,000
 (Increase) Decrease in operating assets:
  Accounts receivable                           7,478,000      555,000
  Inventory, net of customer deposits             171,000    1,085,000
  Prepaid expenses and other current and non-
   current assets                                (146,000)     113,000
 Increase (Decrease) in operating
  liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other liabilities      (2,703,000)  (1,389,000)
  Accrued compensation, accrued pension
   liability, and accrued postemployment
   benefits                                       101,000      118,000
  Domestic and foreign income taxes            (1,210,000)    (294,000)
  Deferred income taxes                            (6,000)     (37,000)
                                               ----------   ----------
   Total adjustments                            3,903,000      424,000
                                               ----------   ----------
 Net cash provided (used) by operating
  activities                                    3,447,000     (185,000)
                                               ----------   ----------

                GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                                              Three Months Ended June 30,
                                                    2002         2001
                                                    ----         ----

Investing activities:
 Purchase of property, plant and equipment       (145,000)     (64,000)
 Collection of notes receivable from
  officers and directors                           19,000
 Purchase of investments                       (8,462,000)
 Redemption of investments at maturity          2,500,000    4,877,000
                                               ----------   ----------
 Net cash provided (used) by investing
  activities                                   (6,088,000)   4,813,000
                                               ----------   ----------
Financing activities:
 Decrease in short-term debt                      (86,000)  (3,034,000)
 Proceeds from issuance of long-term debt                    4,530,000
 Principal repayments on long-term debt           (19,000)  (5,111,000)
 Issuance of common stock                                       44,000
                                               ----------   ----------
 Net cash used by financing activities           (105,000)  (3,571,000)
                                               ----------   ----------
 Effect of exchange rate changes on cash            8,000
                                               ----------   ----------
 Net increase (decrease) in cash and
  equivalents                                  (2,738,000)   1,057,000

 Cash and equivalents at beginning of
  period                                        2,901,000      226,000
                                               ----------   ----------
 Cash and equivalents at end of period         $  163,000   $1,283,000
                                               ==========   ==========

                GRAHAM CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL INFORMATION
                           JUNE 30, 2002

-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           6/30/02       3/31/02
                                           -------       -------
Raw materials and supplies              $ 1,726,000   $ 2,257,000
Work in process                          14,612,000    13,322,000
Finished products                         2,424,000     1,724,000
                                        -----------   -----------
                                         18,762,000    17,303,000
Less - progress payments                 11,367,000     8,871,000
     - inventory reserve                     97,000        90,000
                                        -----------   -----------
                                        $ 7,298,000   $ 8,342,000
                                        ===========   ===========

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE:
-------------------------------------------------------------------------
   Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common shares outstanding includes share equivalent units which are contingently issuable shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and, when applicable, potential common shares outstanding during the period.
A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share is presented below:

                                                   Three months
                                                  ended June 30,
                                                2002          2001
                                                ----          ----
Basic loss per share

 Numerator:
  Net loss                                    $(456,000)    $(609,000)
                                              ---------     ---------
 Denominator:
  Weighted common shares outstanding          1,648,000     1,631,000
  Share equivalent units (SEU) outstanding       11,000        11,000
                                              ---------     ---------
  Weighted average shares and SEU's
   outstanding                                1,659,000     1,642,000
                                              ---------     ---------
Basic loss per share                              $(.27)        $(.37)
                                                  =====         =====

-------------------------------------------------------------------------
NOTE 2 - EARNINGS PER SHARE (concluded) :
-------------------------------------------------------------------------

                                                   Three months
                                                  ended June 30,
                                                2002          2001
                                                ----          ----
Diluted loss per share

 Numerator:
  Net loss                                    $(456,000)    ($609,000)
                                              ---------     ---------
 Denominator:
  Weighted average common and potential
   common shares outstanding                  1,659,000     1,642,000
                                              ---------     ---------

Diluted loss per share                            $(.27)        $(.37)
                                                  =====         =====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share as the effect would be antidilutive due to the net loss.


-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Interest paid was $17,000 and $84,000 for the three months ended June 30, 2002 and 2001, respectively. In addition, income taxes paid were $981,000 and $2,000 for the three months ended June
30, 2002 and 2001, respectively.


-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------
   Total  comprehensive  loss was $271,000  and  $608,000  for  the
three  months  ended  June 30, 2002 and 2001, respectively.   Other
comprehensive   income   included  foreign   currency   translation
adjustments of $185,000 and $1,000 for the quarters ended June 30, 2002 and 2001, respectively.


-------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION
-------------------------------------------------------------------------
   The  Company's business consists of two operating segments based
upon  geographic  area.   The  United States  segment  designs  and
manufactures  heat transfer and vacuum equipment and the  operating
segment   located   in  the  United  Kingdom  manufactures   vacuum
equipment.  Operating segment information is presented below:

-------------------------------------------------------------------------
NOTE 5 - SEGMENT INFORMATION (concluded)
-------------------------------------------------------------------------

                                               Three months
                                              ended June 30,
                                             2002         2001
                                             ----         ----
Sales to external customers
 U.S.                                     $ 8,995,000  $8,476,000
 U.K.                                       1,173,000   1,105,000
                                          -----------  ----------
 Total                                    $10,168,000  $9,581,000
                                          ===========  ==========
Intersegment sales
 U.S.                                     $    20,000
 U.K.                                         419,000  $  269,000
                                          -----------  ----------
 Total                                    $   439,000  $  269,000
                                          ===========  ==========
Segment net loss
 U.S.                                     $  (566,000) $ (549,000)
 U.K.                                         (13,000)    (82,000)
                                          -----------  ----------
 Total                                    $  (579,000) $ (631,000)
                                          ===========  ==========

   The segment net loss above is reconciled to the consolidated totals as follows:

                                               Three months
                                              ended June 30,
                                             2002         2001
                                             ----         ----
Total segment net loss                    $ (579,000)  $ (631,000)
Eliminations                                 123,000       22,000
                                          -----------  ----------
Net loss                                  $ (456,000)  $ (609,000)
                                          ==========   ==========

-------------------------------------------------------------------------
NOTE 6 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144
-------------------------------------------------------------------------
   During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.
144,  "Accounting  for  the Impairment or Disposal  of  Long  Lived
Assets."   There  was  no  effect  on  the  Company's  consolidated
financial position, results of operations or cash flows resulting from the adoption of SFAS No. 144 at June 30, 2002.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                           June 30, 2002

Results of Operations
---------------------
   Sales increased 6% in the first quarter of fiscal year 2003 compared to the same period last year. Sales for the first quarter (including intersegment sales) increased 6% in the United States and 16% in the United Kingdom compared to the first quarter of fiscal year 2002. The increase in the United States sales is attributable to the strong backlog entering fiscal year 2003 compared to the backlog entering the first quarter of last year. Backlog on April 1, 2002 was 43% higher than the backlog at April 1, 2001. In the United Kingdom, the strength of the British pound accounted for 4% of the increase in sales and the remaining 12% increase was attributable to higher sales of liquid ring standard pumps and repairs and service.

   Cost of sales as a percent of sales for the first quarter was 82% compared to 83% a year ago. Cost of sales as a percent of sales for the United States operating segment was 88% for the current quarter compared to 86% for the first quarter of fiscal year 2002. For the United Kingdom operations, cost of sales as a percent of sales declined to 66% from 70% a year ago. The slight increase in the United States is due to an expense recognized to adjust the product warranty reserve. The reduced percentage in the United Kingdom is attributable to improved contribution margins due to material cost savings on offshore pumps.

   Selling, general and administrative expenses for the three months ended June 30, 2002 were 3% greater than selling, general and administrative expenses for the same period of fiscal year 2002 and, consistent with the prior year, represented 25% of sales. Selling, general and administrative expenses increased at approximately the rate of inflation while as a percentage of sales it remained unchanged due to the increase in sales.

   Interest expense declined substantially from $73,000 for the three month period in fiscal year 2002 to $17,000 in the current period. This decrease is attributable to lower levels of short-term borrowing in the United States during the quarter as compared to the prior year first quarter. Average short-term borrowing during the first quarter of fiscal year 2003 and 2002 was $62,000 and $2,100,000, respectively.

   The effective income tax rate for the first quarter was consistent with the prior year at 34% compared to 33%.


Liquidity and Capital Resources
-------------------------------
   The   financial  condition  of  the  Company  remained   strong.
Working capital of $13,380,000 at June 30, 2002 compares to $13,812,000 at March 31, 2002. The working capital decrease reflects decreases of $4,906,000 and $4,474,000 in current assets

Liquidity and Capital Resources (concluded)
-------------------------------------------
and current liabilities, respectively. The decrease in current assets was due to a decrease in accounts receivable offset by an increase in investments. Accounts receivable declined due to the collection of cancellation charges on certain orders for the power generating industry that were recorded as receivables at year end. This cash and cash on hand at March 31, 2002 was invested in government securities resulting in an increase in investments. The decrease in current liabilities is primarily attributable to a reduction in accounts payable, accrued compensation and customer deposits due to timing of vendor payments, payment of incentive compensation, and the reclass of customer deposits to progress payments offsetting inventory as a result of an increase in work in process. The current ratio has increased from 1.7 at March 31, 2002 to 1.9 at June 30, 2002.

   Net cash used from operating activities for the first quarter was $3,447,000. Net loss, adjusted for depreciation and amortization, used $238,000 of operating cash. Collection of accounts receivable generated cash flow of $7,478,000 while paydown of current liabilities and income taxes utilized cash of $3,913,000. As noted above, net cash used for investing activities of $6,088,000 reflects primarily the investment of cash flow from operations in government securities. Capital expenditures were $145,000 compared to $64,000 for the same period last year. There were no major commitments for capital expenditures as of June 30, 2002. Management anticipates spending approximately $1,000,000 in fiscal year 2003 for capital additions to upgrade computer equipment and machinery.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2003 cash requirements.

   The long-term debt to equity ratio remained constant at 1% on June 30, 2002 and March 31, 2002. The total liabilities to assets ratio is 50% compared to 55% at March 31, 2002. These ratios are reflective of the continued stability and strength of the Company's financial condition.

New Orders and Backlog
----------------------
   New orders for the first quarter were $8,140,000 compared to $19,186,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $7,105,000 compared to $17,542,000 for the same period in fiscal year 2002. New orders in the United Kingdom were $1,214,000 compared to $1,732,000 for the same quarter last year. The significant decline in new orders in the United States is due to difficulty encountered by customers in obtaining financing for capital projects, over capacity in the petrochemical and chemical industries and limited capital expenditures in the chemical, petrochemical and refining industries due to mergers and acquisitions. The decrease in new orders in the United Kingdom is attributable to customer delays in placing orders for large equipment.

New Orders and Backlog (concluded)
----------------------------------
   Backlog of unfilled orders at June 30, 2002 is $34,555,000 compared to $37,267,000 at this time a year ago and $36,529,000 at March 31, 2002. Prior to intercompany eliminations, current backlog in the United States of $33,803,000 compares to $35,713,000 at March 31, 2002 and $33,814,000 at June 30, 2001. Current
backlog in the United Kingdom of $869,000 compares to $1,180,000 at March 31, 2002 and $3,723,000 at June 30, 2001. The current backlog is reflective of the recent low order intake. Included in backlog is $7,803,000 of orders for electric power plant business that have been suspended by the customer. In July 2002, an order previously reported as suspended was activated and placed into production. The current backlog, with the exception of the suspended orders, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

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

     The Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and carefully assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at June 30, 2002 and 2001, a 1% change in interest rates would impact annual interest expense by $10,000 and $11,000, respectively.

     Over the past three years, Graham's international consolidated sales exposure approximates 36% of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost, the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to local currency. The substantial portion of Graham's sales are collected in the local currencies. In the first quarter of 2003 and 2002, sales in foreign currencies were 2% and 4% of total sales, respectively. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
     Graham  has  limited  exposure to foreign currency  purchases.
During the three month periods ended June 30, 2002 and 2001, purchases in foreign currencies were 8% and 4% of cost of goods
sold,  respectively.   At certain times, forward  foreign  exchange
contracts may be utilized to limit currency exposure.

     Foreign operations produced a net loss of $13,000 and $82,000 in the first quarter of fiscal year 2003 and 2002, respectively. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange
rates   would  have  impacted  the  U.K.  reported  net   loss   by
approximately $1,000 and $8,000 in the first quarter of fiscal year 2003 and 2002, respectively.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at June 30, 2002 and 2001 and the respective quarter end market price per share, a 50% to 75% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's first quarter operating results by $74,000 to $111,000 for 2003 and $66,000 to $98,000 for 2002. In the first quarters of 2003 and 2002, the impact on net income due to the change in the stock price was not significant. Assuming required net income of $500,000 to award SEU's is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the June 30, 2002 market price of the Company's stock of $9.20 per share, a 50% to 75% change in the stock price would positively or negatively impact the Company's operating results by $104,000 to $156,000 in 2004 and $109,000 to $164,000 in 2005, 2006, 2007, and
2008.

Critical Accounting Policies
----------------------------
     The following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results, and that require judgment.

Revenue Recognition
-------------------
     Percentage-of-Completion - The Company recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenues of $1,000,000 and greater using the percentage-of-completion method. The percentage-of-completion is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion.

Revenue Recognition (concluded)
-------------------------------
     Completed Contract - Contracts with values less than $1,000,000 are accounted for on the completed contract method. The Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized.

     Use of Estimates - We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

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

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                           JUNE 30, 2002
                    PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K.

          a. See index to exhibits.

          b. No reports on Form 8-K were filed during the quarter ended June 30, 2002.



















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




Date 08/02/02

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

Index to Exhibits (concluded)
-----------------------------
     Employment Contracts between Graham Corporation and Named Executive Officers (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 1998, and is incorporated herein by reference.)

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