Form 10-Q
period 2002-09-30
GRAHAM CORP
filed 2002-11-12
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    September 30, 2002
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES __X__      NO _____
   As of November 8, 2002, there were outstanding 1,648,249 shares of common stock, $.10 per share.

PAGE<2>
                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                        SEPTEMBER 30, 2002

                  PART I - FINANCIAL INFORMATION






























   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of September 30, 2002 and for the three month and six month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2002 Consolidated Balance Sheet was derived from the Company's audited financial statements for the year ended March 31, 2002.

   This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 2002 and its results of operations for the three and six month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                            September 30,     March 31,
                                                 2002           2002
                                                 ----           ----
Assets
 Current Assets:
 Cash and equivalents                        $   297,000    $ 2,901,000
 Investments                                   8,792,000      2,496,000
 Trade accounts receivable                     6,103,000     17,053,000
 Inventories                                   8,246,000      8,342,000
 Domestic and foreign income taxes
  receivable                                     648,000
 Deferred income tax asset                     1,110,000      1,218,000
 Prepaid expenses and other current assets       599,000        377,000
                                             -----------    -----------
                                              25,795,000     32,387,000
Property, plant and equipment, net             9,659,000      9,726,000
Deferred income tax asset                      1,805,000      1,585,000
Other assets                                       2,000          6,000
                                             -----------    -----------
                                             $37,261,000    $43,704,000
                                             ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (concluded)

                                            September 30,     March 31,
                                                 2002           2002
                                                 ----           ----
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                             $ 1,138,000    $ 1,050,000
 Current portion of long-term debt                94,000         85,000
 Accounts payable                              2,181,000      4,333,000
 Accrued compensation                          3,430,000      4,444,000
 Accrued expenses and other liabilities        1,679,000      1,100,000
 Customer deposits                             4,447,000      6,704,000
 Domestic and foreign income taxes payable                      859,000
                                             -----------    -----------
                                              12,969,000     18,575,000

Long-term debt                                   122,000        150,000
Accrued compensation                             654,000        680,000
Deferred income tax liability                     45,000         41,000
Other long-term liabilities                       12,000         11,000
Accrued pension liability                      1,156,000      1,398,000
Accrued postretirement benefits                3,276,000      3,213,000
                                             -----------    -----------
 Total liabilities                            18,234,000     24,068,000
                                             -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued, 1,716,572 shares on September 30,
   2002 and March 31, 2002                       172,000        172,000
 Capital in excess of par value                4,757,000      4,757,000
 Retained earnings                            17,994,000     18,888,000
 Accumulated other comprehensive loss         (1,925,000)    (2,178,000)
                                             -----------    -----------
                                              20,998,000     21,639,000
Less:
 Treasury Stock (68,323 shares on
  September 30, 2002 and March 31, 2002)      (1,161,000)    (1,161,000)
 Notes receivable from officers and
  directors                                     (810,000)      (842,000)
                                             -----------    -----------
Total shareholders' equity                    19,027,000     19,636,000
                                             -----------    -----------
                                             $37,261,000    $43,704,000
                                             ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                               Three Months               Six Months
                            ended September 30,       ended September 30,
                             2002         2001         2002         2001
                             ----         ----         ----         ----

Net Sales                $11,437,000  $14,082,000  $21,605,000  $23,663,000
                         -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold     9,202,000   10,996,000   17,576,000   18,978,000
 Selling, general and
  administrative           2,737,000    2,545,000    5,205,000    4,977,000
 Interest expense             20,000       32,000       37,000      105,000
                         -----------  -----------  -----------  -----------
                          11,959,000   13,573,000   22,818,000   24,060,000
                         -----------  -----------  -----------  -----------
Income (Loss) before
 income taxes               (522,000)     509,000   (1,213,000)    (397,000)
Provision (Benefit) for
 income taxes               (169,000)     160,000     (404,000)    (137,000)
                         -----------  -----------  -----------  -----------
Net income (loss)           (353,000)     349,000     (809,000)    (260,000)

Retained earnings at
 beginning of period      18,432,000   15,974,000   18,888,000   16,583,000
Dividends                    (85,000)                  (85,000)
                         -----------  -----------  -----------  -----------
Retained earnings at
 end of period           $17,994,000  $16,323,000  $17,994,000  $16,323,000
                         ===========  ===========  ===========  ===========
Per Share Data:
 Basic:
  Net income (loss)            $(.21)        $.21        $(.49)       $(.16)
                               =====         ====        =====        =====
 Diluted:
  Net income (loss)            $(.21)        $.21        $(.49)       $(.16)
                               =====         ====        =====        =====

                GRAHAM CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                      September 30,
                                                   2002           2001
                                                   ----           ----
Operating activities:
 Net loss                                      $  (809,000)   $  (260,000)
                                               -----------    -----------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                    435,000        490,000
  (Gain) Loss on sale of property, plant and
   equipment                                        23,000        (10,000)
  Loss on sale of investments                                      28,000
  (Increase) Decrease in operating assets:
   Accounts receivable                          11,093,000       (964,000)
   Inventory, net of customer deposits          (1,998,000)     3,069,000
   Prepaid expenses and other current and
    non-current assets                            (208,000)        60,000
  Increase (Decrease) in operating
   liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other liabilities      (2,882,000)    (2,229,000)
   Accrued compensation, accrued pension
    liability, and accrued postemployment
    benefits                                      (104,000)       143,000
   Domestic and foreign income taxes            (1,507,000)       307,000
   Deferred income taxes                           (68,000)        44,000
                                               -----------    -----------
    Total adjustments                            4,784,000        938,000
                                               -----------    -----------
 Net cash provided by operating activities       3,975,000        678,000
                                               -----------    -----------

                GRAHAM CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)


                                                    Six Months Ended
                                                      September 30,
                                                   2002           2001
                                                   ----           ----

Investing activities:
 Purchase of property, plant and equipment        (334,000)      (365,000)
 Proceeds from sale of property, plant and
  equipment                                          5,000        140,000
 Collection of notes receivable from
  officers and directors                            32,000
 Purchase of investments                       (17,227,000)      (994,000)
 Redemption of investments at maturity          11,000,000      4,877,000
                                               -----------    -----------
 Net cash provided (used) by investing
  activities                                    (6,524,000)     3,658,000
                                               -----------    -----------
Financing activities:
 Decrease in short-term debt                       (13,000)    (3,256,000)
 Proceeds from issuance of long-term debt                       4,785,000
 Principal repayments on long-term debt            (47,000)    (5,417,000)
 Issuance of common stock                                          44,000
                                               -----------    -----------
 Net cash used by financing activities             (60,000)    (3,844,000)
                                               -----------    -----------

 Effect of exchange rate changes on cash             5,000          1,000
                                               -----------    -----------
 Net increase (decrease) in cash and
  equivalents                                   (2,604,000)       493,000
 Cash and equivalents at beginning of
  period                                         2,901,000        226,000
                                               -----------    -----------
 Cash and equivalents at end of period         $   297,000    $   719,000
                                               ===========    ===========

                  GRAHAM CORPORATION AND SUBSIDIARIES
        NOTES TO FINANCIAL INFORMATION / SEPTEMBER 30, 2002
-------------------------------------------------------------------------
NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

<CAPTION:
                                           9/30/02       3/31/02
                                           -------       -------
Raw materials and supplies               $ 1,796,000  $ 2,257,000
Work in process                           14,794,000   13,322,000
Finished products                          2,504,000    1,724,000
                                         -----------  -----------
                                          19,094,000   17,303,000
Less - progress payments                  10,749,000    8,871,000
     - inventory reserve                      99,000       90,000
                                         -----------  -----------
                                         $ 8,246,000  $ 8,342,000
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

                                  Three months            Six months
                               ended September 30,   ended September 30,
                              2002         2001        2002        2001
                              ----         ----        ----        ----
Basic earnings (loss)
 per share
 Numerator:
  Net income (loss)         $(353,000)   $(349,000)  $(809,000)  $(260,000)
                            ---------    ---------   ---------   ---------
 Denominator:
  Weighted common shares
   outstanding              1,648,000    1,635,000   1,648,000   1,633,000
  Share equivalent units
   (SEU) outstanding           16,000       11,000      14,000      11,000
                            ---------    ---------   ---------   ---------
  Weighted average shares
   and SEU's outstanding    1,664,000    1,646,000   1,662,000   1,644,000
                            ---------    ---------   ---------   ---------
Basic earnings (loss)
 per share                      $(.21)        $.21       $(.49)      $(.16)
                                =====         ====       =====       =====

                                  Three months            Six months
                               ended September 30,   ended September 30,
                              2002         2001        2002        2001
                              ----         ----        ----        ----
Diluted earnings (loss)
 per share
 Numerator:
  Net income (loss)         $(353,000)   $(349,000)  $(809,000)  $(260,000)
                            ---------    ---------   ---------   ---------
 Denominator:
  Weighted average shares
   and SEU's outstanding    1,664,000    1,646,000   1,662,000   1,644,000
  Stock options
   outstanding                              19,000
                            ---------    ---------   ---------   ---------
  Weighted average common
   and potential common
   shares outstanding       1,664,000    1,665,000   1,662,000   1,644,000
                            ---------    ---------   ---------   ---------
 Diluted earnings (loss)
  per share                     $(.21)        $.21       $(.49)      $(.16)
                                =====         ====       =====       =====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the three and six month periods in fiscal year 2003 and the six month period in fiscal year 2002 as the effect would be antidilutive due to the net losses for the periods.

   Options to purchase shares of common stock which totaled 138,800 for the three months ended September 30, 2001 were not included in the computation of diluted earnings per share as the effect would be antidilutive due to the options' exercise price being greater than the average market price of the common shares.


-------------------------------------------------------------------------
NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Interest paid was $37,000 and $116,000 for the six months ended September 30, 2002 and 2001, respectively. In addition, income taxes paid (refunded) were $1,171,000 and $(517,000) for the six months ended September 30, 2002 and 2001, respectively.

   Non-cash activities during the six months ended September 30, 2002 and 2001 included capital expenditures totaling $22,000 and $70,000, respectively, which were financed through the issuance of capital leases.

-------------------------------------------------------------------------
NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------
   Total  comprehensive income (loss) was $(285,000)  and  $427,000
for   the   three  months  ended  September  30,  2002  and   2001,
respectively.   Other  comprehensive income for  the  three  months
ended September 30, 2002 and 2001 included foreign currency translation adjustments of $68,000 and $78,000, respectively.
Total  comprehensive  loss for the six months ended  September  30,
2002  and  2001  was  $556,000 and $181,000,  respectively.   Other
comprehensive  income for the six months ended September  30,  2002 and 2001 included foreign currency translation adjustments of $253,000 and $79,000, respectively.

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

                             Three Months Ended        Six Months Ended
                                September 30,            September 30,
                             2002         2001         2002         2001
                             ----         ----         ----         ----
Sales from external
customers
 U.S.                    $10,478,000  $12,153,000  $19,473,000  $20,629,000
 U.K.                        959,000    1,929,000    2,132,000    3,034,000
                         -----------  -----------  -----------  -----------
 Total                   $11,437,000  $14,082,000  $21,605,000  $23,663,000
                         ==========   ===========  ===========  ===========
Intersegment sales
 U.S.                    $     9,000               $    29,000
 U.K.                        193,000  $   247,000      612,000  $   516,000
                         -----------  -----------  -----------  -----------
 Total                   $   202,000  $   247,000  $   641,000  $   516,000
                         ===========  ===========  ===========  ===========
Segment net income
(loss)
 U.S.                    $ (199,000)  $   122,000  $  (765,000) $  (427,000)
 U.K.                      (145,000)      191,000     (158,000)     109,000
                         -----------  -----------  -----------  -----------
 Total segment net
  income (loss)          $ (344,000)  $   313,000  $  (923,000) $  (318,000)
                         ==========   ===========  ===========  ===========

The  segment  net  income   (loss)   above  is  reconciled  to  the
consolidated totals as follows:

                             Three Months Ended        Six Months Ended
                                September 30,            September 30,
                             2002         2001         2002         2001
                             ----         ----         ----         ----
Total segment net
 income (loss)           $ (344,000)  $   313,000  $  (923,000) $  (318,000)
Eliminations                 (9,000)       36,000      114,000       58,000
                         -----------  -----------  -----------  -----------
Net income (loss)        $ (353,000)  $   349,000  $  (809,000) $  (260,000)
                         ==========   ===========  ============ ===========

-------------------------------------------------------------------------
NOTE 6 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144 & 146
-------------------------------------------------------------------------
   During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.
144,  "Accounting  for  the Impairment or Disposal  of  Long  Lived
Assets."   There  was  no  effect  on  the  Company's  consolidated
financial position, results of operations or cash flows resulting from the adoption of SFAS No. 144 at September 30, 2002.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Standard will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                        September 30, 2002

Results of Operations
---------------------
   Sales decreased 19% in the second quarter of fiscal year 2003 compared to 2002. Sales for the second quarter decreased 14% in the United States and 47% in the United Kingdom compared to 2002. Sales for the six months ended September 30, 2002 declined 9% compared to the same period last year. Sales for the six months ended September 30, 2002 in the United States and the United Kingdom decreased 5% and 23%, respectively, compared to fiscal 2002. The lower sales in the United States are attributable to shipment delays due to customer changes as well as the weak economic condition of the Company's major markets. The decrease in sales levels in the United Kingdom is due to a decline in the sales of offshore and dry pumps and related spare parts.

   Cost of sales as a percent of sales for the second quarter 2003 increased slightly to 80% compared to 78% a year ago. In the United States, cost of sales as a percent of sales remained stable at 82%. In the United Kingdom, cost of sales as a percent of sales for the quarter was 71% compared to 63% last year. For the six months, cost of sales as a percent of sales was 81% compared to 80% in fiscal year 2002. For the six month period in the United States, the cost of sales percentage remained unchanged at 84% compared to the same period last year while in the United Kingdom it increased from 66% to 70%. The United Kingdom percentages are a reflection of product mix as prior year sales consisted of spare part sales and engineering fees which carried favorable profit margins.

   For the three month and six month periods, selling, general and administrative expenses increased 8% and 5%, respectively, from the same periods in fiscal year 2002. Selling, general and administrative expenses as a percent of sales for the quarters ended September 30, 2002 and 2001 were 24% and 18%, respectively. For the six month period, selling, general and administrative expenses as a percent of sales increased from 21% last year to 24%. The increased expenses are primarily attributable to increased employee costs and a commitment to contribute to a community capital project. Selling, general and administrative expenses as a percent of sales have increased due to the lower sales volume for the current quarter and year-to-date compared to the same periods last year.

   Interest expense for the second quarter and six-month period of the current year decreased 39% and 65%, respectively, compared to the prior year. These decreases are reflective of the low levels of borrowing in the United States during the first half of fiscal year 2003 compared to 2002.

   The effective income tax rates for the second quarter and six month period in fiscal year 2003 of 32% and 33%, respectively, were relatively consistent with the 2002 effective tax rates of 31% and 35% for the same periods.

Liquidity and Capital Resources
-------------------------------
   The financial condition of the Company has remained stable and strong during fiscal year 2003. Working capital of $12,826,000 at September 30, 2002 compares to $13,812,000 at March 31, 2002. This working capital decrease reflects a decline in current assets of $6,592,000 and a decrease in current liabilities of $5,606,000. The decrease in current assets related primarily to a significant decline in accounts receivable which was offset by an increase in investments. Account receivable decreased due to the collection of cancellation charges on certain orders for the electric power generating industry that were recorded at March 31, 2002. This cash and cash on hand at year end was invested in short-term government securities. The decrease in current liabilities reflects a decline in accounts payable, accrued compensation, customer deposits and income taxes payable. The decrease in accounts payable and accrued compensation is attributable to timing of inventory purchases at period end and payment of incentive compensation. The reduction in customer deposits is the result of the reclassification of progress payments to offset inventory as the related inventory is purchased. The decrease in income taxes payable is due to the payment of the prior year tax liability as well as the recording of the current year tax benefit. The current ratio at September 30, 2002 is 2.0 compared to 1.7 at March 31, 2002.

   Net cash provided by operating activities for the six months was $3,975,000. Net loss, adjusted for depreciation and amortization, used $374,000 of operating cash. Collection of accounts receivable generated cash flow of $11,093,000 while the decline in customer deposits and paydown of current liabilities and income taxes utilized cash of $6,387,000. Net cash used for investing activities for the first half of the year of $6,524,000 resulted primarily from the purchase of short-term investments. Capital expenditures were $334,000 compared to $365,000 for the same period last year. There were major commitments for capital expenditures of $250,000 as of September 30, 2002.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2003 cash requirements.

   The long-term debt to equity ratio remained stable at 1% on September 30, 2002 and March 31, 2002. The total liabilities to assets ratio is 49% compared to 55% at March 31, 2002. These ratios are reflective of the Company's ability to maintain a strong balance sheet while experiencing depressed market conditions.

New Orders and Backlog
----------------------
   New orders for the second quarter were $11,294,000 compared to $12,099,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $9,912,000 compared to $11,592,000 for the same period in fiscal 2002. New orders in the United Kingdom were $1,932,000 compared to $881,000 for the same quarter last year.

New Orders and Backlog (concluded)
----------------------------------
   For the first half of the fiscal year new orders were $19,434,000 compared to $31,285,000 for the comparable six month period of fiscal 2002. Prior to eliminations, new orders in the United States were $17,016,000 for the six month period compared to $29,134,000 for the same period last year and new orders in the United Kingdom were $3,146,000 compared to $2,613,000 in fiscal 2002. The decline in new order activity in the United States is due to difficulty encountered by customers in obtaining financing for capital projects, over capacity in the petrochemical and chemical markets and limited capital spending in the chemical, petrochemical and refining industries due to mergers and acquisitions. The increase in new orders in the United Kingdom is attributable primarily to the increase in the foreign currency exchange rate used to convert to U.S. dollars.

   Backlog of unfilled orders at September 30, 2002 is $34,452,000, compared to $35,365,000 at this time a year ago and $36,529,000 at March 31, 2002. Prior to eliminations, current backlog in the United States of $33,227,000 compares to $35,713,000 at March 31, 2002 and $33,254,000 at September 30, 2001. Current backlog in the United Kingdom of $1,714,000 compares to $1,180,000 at March 31, 2002 and $2,521,000 at September 30, 2001. The
current backlog is reflective of the new order levels. Included in backlog at September 30, 2002 and 2001 is $11,159,000 and $10,567,000, respectively, of orders that have been suspended and are with customers operating directly or indirectly in the financially pressured electric power generating business and/or whose financial condition has eroded. The current backlog, with the exception of the suspended orders, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

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

   The Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at September 30, 2002 and 2001, a 1% change in interest rates would impact annual interest expense by $11,000 and $9,000, respectively.

----------------------------------------------------------------------
   Over  the  past three years, Graham's international consolidated
sales  exposure  approximates 36% of annual  sales.   Operating  in
world  markets involves exposure to movements in currency  exchange
rates.   Currency  movements  can affect  sales  in  several  ways.
Foremost is the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to  this  cannot  be quantified.  Secondly, cash can  be  adversely impacted  by the conversion of sales in foreign currency  to  local
currency.   The substantial portion of Graham's sales are collected
in the local currencies. For both the three and six month periods ended September 30, 2002 sales in foreign currencies were 2% of total  sales and 3% of total sales for the same periods  in  fiscal
year  2002.   At certain times, the Company may enter into  forward
foreign   exchange   agreements  to  hedge  its  exposure   against
unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

   Graham has limited exposure to foreign currency purchases. During the three month periods ended September 30, 2002 and 2001, purchases in foreign currencies were 3% and 4% of cost of goods sold, respectively. For the first half of fiscal year 2003 and 2002, purchases in foreign currencies were 4% and 3% of cost of goods sold, respectively. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

   Foreign operations produced net income (loss) in the second quarter of 2003 and 2002 of $(145,000) and $191,000, respectively, and $(158,000) and $109,000 for the six month periods ended September 30, 2002 and 2001, respectively. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would have impacted the second quarter results by approximately $14,000 and $19,000 in fiscal year 2003 and 2002, respectively, and $16,000 and $11,000 for the six months ended September 30, 2002 and 2001, respectively.

   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at September 30, 2002 and 2001 and the respective quarter end market price per share, a 50% to 75% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's second quarter operating results by $67,000 to $103,000 for 2003 and $44,000 to $66,000 for 2002. In the second quarters of 2003 and 2002, the income, net of taxes, recorded due to the decrease in the stock price was not significant. Assuming required net income of

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
$500,000 to award SEU's is met and SEU's are granted to the five outside directors in accordance with the plan over the next five years, based upon the September 30, 2002 market price of the Company's stock of $8.50 per share, a 50% to 75% change in the stock price would positively or negatively impact the Company's operating results by $99,000 to $148,000 in 2004 and $104,000 to $155,000 in 2005, 2006, 2007 and 2008.

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

Forward Looking
---------------
   Certain statements contained in this document, that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast,

Forward Looking (concluded)
---------------------------
indicate or imply future results, performance or achievements and generally use words so indicative. The Company wishes to caution the reader that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filing with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                        SEPTEMBER 30, 2002
                    PART II - OTHER INFORMATION

Item 4. Controls and Procedures
        a. Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Alvaro Cadena, our Chief Executive Officer, and J. Ronald Hansen, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cadena and Hansen concluded that, as of the date of their evaluation, our disclosure controls were effective.

        b. Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

Item 5. Other Information
        The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.
        a. See index to exhibits.

        b.  A  Form  8-K was filed on August 6, 2002  and  included item 9. No financial statements were required to be filed as part of the report.

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

Date 11/11/02

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

     Not Applicable.

(19) Report furnished to security holders

     None.

(22) Published report regarding matters submitted to vote of security holders

     The   2001   Annual   Meeting   of   Stockholders   of  Graham
     Corporation was held on July 25.

     The individuals named below were reelected to serve on the Company's Board of Directors:

                              Votes For     Votes Withheld

     H. Russel Lemcke         1,587,920         30,887
     Cornelius S. Van Rees    1,585,287         33,520

     Helen H. Berkeley, Alvaro Cadena, Jerald D. Bidlack and Philip S. Hill all continue as directors of the Company.

     The appointment of Deloitte & Touche LLP as independent auditors was ratified, with 1,592,386 shares voting for, 23,474 shares voting against, and 2,947 shares abstaining.

(23) Consents of experts and counsel

     Not applicable.

Index to Exhibits (concluded)
-----------------------------

(24) Power of Attorney

     Not applicable.

(99) Additional exhibits

     None.

                          CERTIFICATIONS


I, Alvaro Cadena, certify that:

1. I  have  reviewed this quarterly report on Form 10-Q  of  Graham
   Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b. any   fraud,   whether   or  not  material,  that   involves
      management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/Alvaro Cadena
   Date:  11/11/02                ________________________________
                                  Alvaro Cadena
                                  Chief Executive Officer

I, J. Ronald Hansen, certify that:

1. I  have  reviewed this quarterly report on Form 10-Q  of  Graham
   Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed  such disclosure controls and procedures  to  ensure
      that   material  information  relating  to  the  registrant,
      including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
      to   the   filing  date  of  this  quarterly   report   (the
      "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b. any   fraud,   whether   or  not  material,  that   involves
      management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/J. Ronald Hansen
   Date:  11/11/02                ________________________________
                                  J. Ronald Hansen
                                  Chief Financial Officer