Form 10-Q
period 2002-12-31
GRAHAM CORP
filed 2003-02-07
CIK 716314

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    December 31, 2002
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES __X__      NO _____
   As of February 7, 2003, there were outstanding 1,648,249 shares of common stock, $.10 per share.

                GRAHAM CORPORATION AND SUBSIDIARIES

                             FORM 10-Q

                         DECEMBER 31, 2002

                  PART I - FINANCIAL INFORMATION































   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of December 31, 2002 and for the three month and nine month periods then ended are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2002 Consolidated Balance Sheet was derived from the Company's audited financial statements for the year ended March 31, 2002.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 2002 and its results of operations for the three and nine month periods then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                             December 31,    March 31,
                                                 2002           2002
                                                 ----           ----
Assets
 Current Assets:
  Cash and equivalents                       $   267,000    $ 2,901,000
  Investments                                  6,514,000      2,496,000
  Trade accounts receivable                    7,686,000     17,053,000
  Inventories                                  8,349,000      8,342,000
  Domestic and foreign income taxes
   receivable                                    786,000
  Deferred income tax asset                    1,020,000      1,218,000
  Prepaid expenses and other current assets      559,000        377,000
                                             -----------    -----------
                                              25,181,000     32,387,000
Property, plant and equipment, net             9,774,000      9,726,000
Deferred income tax asset                      2,410,000      1,585,000
Other assets                                      53,000          6,000
                                             -----------    -----------
                                             $37,418,000    $43,704,000
                                             ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (Concluded)

                                             December 31,    March 31,
                                                 2002           2002
                                                 ----           ----

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                             $ 1,489,000    $ 1,050,000
 Current portion of long-term debt                86,000         85,000
 Accounts payable                              2,528,000      4,333,000
 Accrued compensation                          3,104,000      4,444,000
 Accrued expenses and other liabilities        1,749,000      1,100,000
 Customer deposits                             4,405,000      6,704,000
 Domestic and foreign income taxes payable                      859,000
                                             -----------    -----------
                                              13,361,000     18,575,000

Long-term debt                                   476,000        150,000
Accrued compensation                             650,000        680,000
Deferred income tax liability                     46,000         41,000
Other long-term liabilities                       12,000         11,000
Accrued pension liability                      1,678,000      1,398,000
Accrued postretirement benefits                3,321,000      3,213,000
                                             -----------    -----------
 Total liabilities                            19,544,000     24,068,000
                                             -----------    -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued, 1,716,572 shares on December 31,
   2002 and March 31, 2002                       172,000        172,000
 Capital in excess of par value                4,757,000      4,757,000
 Retained earnings                            17,730,000     18,888,000
 Accumulated other comprehensive loss         (2,841,000)    (2,178,000)
                                             -----------    -----------
                                              19,818,000     21,639,000
Less:
 Treasury Stock (68,323 shares on
  December 31, 2002 and March 31, 2002)       (1,161,000)    (1,161,000)
 Notes receivable from officers and
  directors                                     (783,000)      (842,000)
                                             -----------    -----------
Total shareholders' equity                    17,874,000     19,636,000
                                             -----------    -----------
                                             $37,418,000    $43,704,000
                                             ===========    ===========

                GRAHAM CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                 Three Months             Nine Months
                              ended December 31,        ended December 31,
                              2002         2001         2002         2001
                              ----         ----         ----         ----
Net Sales                 $13,703,000  $11,810,000  $35,308,000  $35,473,000
                          -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold     11,135,000    8,669,000   28,711,000   27,647,000
 Selling, general and
  administrative            2,814,000    2,594,000    8,019,000    7,571,000
 Interest expense              31,000       30,000       68,000      135,000
                          -----------  -----------  -----------  -----------
                           13,980,000   11,293,000   36,798,000   35,353,000
                          -----------  -----------  -----------  -----------
Income (Loss) before
 income taxes                (277,000)     517,000   (1,490,000)     120,000
Provision (Benefit) for
 income taxes                 (99,000)     163,000     (503,000)      26,000
                          -----------  -----------  -----------  -----------
Net income (loss)            (178,000)     354,000     (987,000)      94,000

Retained earnings at
 beginning of period       17,994,000   16,323,000   18,888,000   16,583,000
Dividends                     (86,000)                 (171,000)
                          -----------  -----------  -----------  -----------
Retained earnings at
 end of period            $17,730,000  $16,677,000  $17,730,000  $16,677,000
                          ===========  ===========  ===========  ===========
Per Share Data:
 Basic:
  Net income (loss)             $(.11)        $.21        $(.59)        $.06
                                =====         ====        =====         ====
 Diluted:
  Net income (loss)             $(.11)        $.21        $(.59)        $.06
                                =====         ====        =====         ====

                GRAHAM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                      December 31,
                                                   2002         2001
                                                   ----         ----
Operating activities:
 Net income (loss)                             $  (987,000)  $   94,000
                                               -----------   ----------
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
 Depreciation and amortization                     656,000      722,000
 (Gain) Loss on sale of property, plant and
  equipment                                         28,000       (4,000)
 Loss on sale of investments                                     28,000
 (Increase) Decrease in operating assets:
  Accounts receivable                            9,582,000      985,000
  Inventory, net of customer deposits           (2,084,000)   4,035,000
  Prepaid expenses and other current and non-
   current assets                                 (162,000)      77,000
 Increase (Decrease) in operating
  liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other liabilities       (2,471,000)  (3,018,000)
  Deferred compensation, deferred pension
   liability, and accrued postemployment
   benefits                                     (1,492,000)     286,000
  Domestic and foreign income taxes             (1,644,000)     459,000
  Deferred income taxes                            (38,000)      94,000
                                               -----------   ----------
   Total adjustments                             2,375,000    3,664,000
                                               -----------   ----------
  Net cash provided by operating activities      1,388,000    3,758,000
                                               -----------   ----------

                GRAHAM CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                   Nine Months Ended
                                                      December 31,
                                                   2002         2001
                                                   ----         ----

Investing activities:
 Purchase of property, plant and equipment        (675,000)    (496,000)
 Proceeds from sale of property, plant and
  equipment                                          4,000      143,000
 Collection of notes receivable from
  officers and directors                            59,000
 Purchase of investments                       (19,220,000)  (2,487,000)
 Redemption of investments at maturity          15,300,000    4,877,000
                                               -----------   ----------
 Net cash provided (used) by investing
  activities                                    (4,532,000)   2,037,000
                                               -----------   ----------
Financing activities:
 Increase (Decrease) in short-term debt            293,000   (3,456,000)
 Proceeds from issuance of long-term debt        4,195,000    4,785,000
 Principal repayments on long-term debt         (3,895,000)  (5,445,000)
 Issuance of common stock                                       145,000
 Dividends paid                                    (86,000)
                                               -----------   ----------
 Net cash provided (used) by financing
  activities                                       507,000   (3,971,000)
                                               -----------   ----------
 Effect of exchange rate on cash                     3,000        5,000
                                               -----------   ----------
 Net increase (decrease) in cash and
  equivalents                                   (2,634,000)   1,829,000

 Cash and equivalents at beginning of
  period                                         2,901,000      226,000
                                               -----------   ----------
 Cash and equivalents at end of period         $   267,000   $2,055,000
                                               ===========   ==========

GRAHAM CORPORATION AND SUBSIDIARIES / NOTES TO FINANCIAL INFORMATION
                         DECEMBER 31, 2002

NOTE 1 - INVENTORIES
-------------------------------------------------------------------------
   Major classifications of inventories are as follows:

                                           12/31/02      3/31/02
                                           --------      -------
Raw materials and supplies               $ 1,869,000  $ 2,257,000
Work in process                           14,887,000   13,322,000
Finished products                          2,744,000    1,724,000
                                         -----------  -----------
                                          19,500,000   17,303,000
Less - progress payments                  11,049,000    8,871,000
     - inventory reserve                     102,000       90,000
                                         -----------  -----------
                                         $ 8,349,000  $ 8,342,000
                                         ===========  ===========

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

                                 Three months             Nine months
                              ended December 31,       ended December 31,
                              2002         2001         2002        2001
                              ----         ----         ----        ----
Basic earnings (loss)
 per share
 Numerator:
  Net income (loss)        $ (178,000)  $  354,000   $ (987,000)  $  94,000
                           ----------   ----------   ----------   ---------
 Denominator:
  Weighted common shares
   outstanding              1,648,000    1,644,000    1,648,000   1,637,000
  Share equivalent units
   (SEU) outstanding           16,000       11,000       14,000      11,000
                           ----------   ----------   ----------   ---------
  Weighted average shares
   and SEU's outstanding    1,664,000    1,655,000    1,662,000   1,648,000
                           ----------   ----------   ----------   ---------
Basic earnings (loss)
 per share                      $(.11)        $.21        $(.59)       $.06
                                =====         ====        =====        ====

                                 Three months             Nine months
                              ended December 31,       ended December 31,
                              2002         2001         2002        2001
                              ----         ----         ----        ----
Diluted earnings (loss)
 per share

 Numerator:
  Net income (loss)        $ (178,000)  $  354,000   $ (987,000)  $  94,000
                           ----------   ----------   ----------   ---------
 Denominator:
  Weighted average shares
   and SEU's outstanding    1,664,000    1,655,000    1,662,000   1,648,000
  Stock options
   outstanding                              23,000                   21,000
                           ----------   ----------   ----------   ---------
  Weighted average common
   and potential common
   shares outstanding       1,664,000    1,678,000    1,662,000   1,669,000
                           ----------   ----------   ----------   ---------
Diluted earnings (loss)
 per share                      $(.11)        $.21        $(.59)       $.06
                                =====         ====        =====        ====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the three and nine month periods ended December 31, 2002 as the effect would be antidilutive due to the net losses for the periods.

   Options to purchase shares of common stock which totaled 88,600 for the three and nine months ended December 31, 2001 were not included in the computation of diluted earnings per share as the effect would be antidilutive due to the options' exercise price being greater than the average market price of the common shares.

NOTE 3 - CASH FLOW STATEMENT
-------------------------------------------------------------------------
   Actual  interest  paid  was $68,000 and $147,000  for  the  nine
months  ended  December  31,  2002  and  2001,  respectively.    In
addition, actual income taxes paid (refunded) were $1,180,000 and $(527,000) for the nine months ended December 31, 2002 and 2001, respectively.

   Non-cash activities during the nine months ended December 31, 2002 and 2001 included capital expenditures totaling $22,000 and $70,000, respectively, which were financed through the issuance of capital leases. In addition, a minimum pension liability adjustment, net of a $533,000 tax benefit, totaling $990,000 was recognized in the third quarter of fiscal year 2003.

NOTE 4 - COMPREHENSIVE INCOME
-------------------------------------------------------------------------
   Total  comprehensive income (loss) was $(1,094,000) and $339,000
for   the   three  months  ended  December  31,  2002   and   2001,
respectively.  Other comprehensive loss for the three months  ended
December   31,   2002  included  a  foreign  currency   translation
adjustment of $74,000 and a minimum pension liability adjustment, net of tax, of $(990,000). Other comprehensive income for the three months ended December 31, 2001 included a foreign currency translation adjustment of $(15,000).

   Total comprehensive income (loss) for the nine months ended December 31, 2002 and 2001 was $(1,650,000) and $158,000,
respectively. Other comprehensive loss for the nine months ended December 31, 2002 included a foreign currency translation adjustment of $327,000 and a minimum pension liability adjustment, net of tax, of $(990,000). Other comprehensive income for the nine months ended December 31, 2001 included a foreign currency translation adjustment of 64,000.

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

                            Three Months Ended        Nine Months Ended
                               December 31,              December 31,
                            2002         2001         2002         2001
                            ----         ----         ----         ----
Sales to external
 customers
 U.S.                   $12,168,000  $10,476,000  $31,641,000  $31,105,000
 U.K.                     1,535,000    1,334,000    3,667,000    4,368,000
                        -----------  -----------  -----------  -----------
 Total                  $13,703,000  $11,810,000  $35,308,000  $35,473,000
                        ===========  ===========  ===========  ===========
Intersegment sales
 U.S.                   $     2,000  $    27,000  $    31,000  $    27,000
 U.K.                       453,000      256,000    1,065,000      772,000
                        -----------  -----------  -----------  -----------
 Total                  $   455,000  $   283,000  $ 1,096,000  $   799,000
                        ===========  ===========  ===========  ===========
Segment net income
 (loss)
 U.S.                   $  (218,000) $   264,000  $  (983,000) $  (163,000)
 U.K.                        71,000      121,000      (87,000)     230,000
                        -----------  -----------  -----------  -----------
 Total segment net
  income (loss)            (147,000)     385,000   (1,070,000)      67,000
 Eliminations               (31,000)     (31,000)      83,000       27,000
                        -----------  -----------  -----------  -----------
Net income (loss)       $  (178,000) $   354,000  $  (987,000) $    94,000
                        ===========  ===========  ===========  ===========

NOTE 6 - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144, 146 & 148
-------------------------------------------------------------------------
   During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.
144,  "Accounting  for  the Impairment or Disposal  of  Long  Lived
Assets."   There  was  no  effect  on  the  Company's  consolidated
financial position, results of operations or cash flows resulting from the adoption of SFAS No. 144 at December 31, 2002.

   In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Standard will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

   In  December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based   Compensation-Transition   and   Disclosure."     This
Statement   amends  SFAS  No.  123,  "Accounting  for   Stock-Based
Compensation" to provide alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation and changes the disclosure requirements. This Statement is effective for financial statements for fiscal years ending after December 15, 2002, and therefore, is currently under review by the Company.

NOTE 7 - PRODUCT WARRANTIES
------------------------------------------------------------------------
   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the existing disclosure requirements for most guarantees in interim and annual financial statements and changes the accounting for obligations undertaken in issuing guarantees. The disclosure requirements, which are applicable to the Company with regard to product warranties, are effective for financial statements of interim or annual periods ending after December 15, 2002.
   The Company provides a liability for product warranty claims which is determined primarily on the basis of past claims experience and ongoing evaluations of any specific probable claims from customers. A reconciliation of the changes in the product warranty liability is presented below.

                            Three Months Ended        Nine Months Ended
                               December 31,              December 31,
                            2002         2001         2002         2001
                            ----         ----         ----         ----
Balance at beginning
 of period              $471,000     $134,000     $182,000     $137,000
Accruals for product
 warranties               50,000       50,000      544,000      150,000
Product warranty claims  130,000       36,000      335,000      139,000
                        --------     --------     --------     --------
Balance at end of
 period                 $391,000     $148,000     $391,000     $148,000
                        ========     ========     ========     ========

                        GRAHAM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                         December 31, 2002

Results of Operations
---------------------
   Sales increased 16% in the third quarter of fiscal year 2003 compared to the same period in the previous year. Sales for the third quarter increased 16% in the United States and 25% in the United Kingdom compared to fiscal year 2002. Sales for the nine months ended December 31, 2002 were at the same level as sales for the same period last year. Sales in the United States increased 2% while sales in the United Kingdom declined 8% from the same period last year. The increase in sales in the United States in the third quarter is a reflection of uneven production load as year-to-date sales are in line with the prior year. In the United Kingdom there was a substantial improvement in sales levels of offshore and dry pumps in the third quarter compared to the prior year, however, year-to-date sales are less than last year due to the decline in the economy and customer capital spending.

   Cost of sales as a percent of sales for the third quarter was 81% compared to 73% a year ago. Cost of sales as a percent of sales for the three month period was 84% in the United States compared to 76% last year and in the United Kingdom it increased from 55% to 65%. For the nine months, cost of sales as a percent of sales was 81% compared to 78% last year. In the United States, the cost of sales percentage was 84% compared to 81% in the prior year period and in the United Kingdom it increased to 68% from 62% for the same period last year. The unfavorable percentages in the United States are due to higher labor and overhead costs while sales have remained flat. Product mix has also impacted the percentages as the prior year sales included revenue earned for engineering services which contributed significantly to gross profit. The higher percentage in the United Kingdom also reflects product mix as well as rising manufacturing overhead costs while year-to-date sales have fallen.

   Selling, general and administrative expenses were 8% higher in the third quarter compared to the same period in fiscal year 2002, but represented 21% of sales compared to 22% last year due to the 16% increase in sales. For the nine month period, selling, general and administrative expenses increased 6% as compared to fiscal year 2002 and were 23% of sales compared to 21% last year. The higher selling, general and administrative expenses are attributable to increased employee and related benefit costs, additions to the sales force and a monetary commitment to a community capital project.

   Interest expense for the third quarter of fiscal year 2003 was 3% greater than interest expense for the comparable three month period of 2002. For the nine month period, interest expense decreased 50% as compared to 2002. This significant decrease is due to minimal borrowing in the United States during the current fiscal year.

Results of Operations (concluded)
---------------------------------
   The effective income tax rates for the third quarter and nine month period of fiscal year 2003 were 36% and 34%, respectively. The effective tax rates for the three months and nine months ended December 31, 2001 were 32% and 22%, respectively. The lower tax rates in the prior year were attributable to the recognition of tax benefits associated with operating losses in the United States.

Financial Condition
-------------------
   Working capital of $11,820,000 at December 31, 2002 compares to working capital at March 31, 2002 of $13,812,000. The decline reflects a decrease in current assets and current liabilities of $7,206,000 and $5,214,000, respectively. The decrease in current assets related to a decrease in cash and accounts receivable offset by an increase in investments and income taxes receivable. The decrease in current liabilities is due to a decrease in accounts payable, accrued compensation and customer deposits. The decline in accounts receivable is attributable to the collection of cancellation charges on certain orders for the electric power generating industry that were recorded at year end. The cash received and cash on hand were invested in short-term government securities. The income tax receivable resulted from the tax benefit recorded on the current year operating loss. The decrease in accounts payable and accrued compensation is due to timing of payments while the decline in customer deposits is the result of the reclassification of progress payments to offset inventory when the related inventory is purchased. The current ratio at December 31, 2002 is 1.9 compared to 1.7 at March 31, 2002.

   Capital expenditures for the nine months ended December 31, 2002 were $675,000 compared to $496,000 for the same period last year. There were no major commitments for capital expenditures as of December 31, 2002.

   Management expects that the cash flow from operations and lines of credit will provide sufficient resources to fund the fiscal year 2003 cash requirements.

   The long-term debt to equity ratio was 3% at December 31, 2002 compared to 1% at March 31, 2002. The total liabilities to assets ratio is currently 52% compared to 55% at March 31, 2002. These ratios reflect the continued strength of the Company's balance sheet although it has incurred operating losses and an erosion  of  equity  of $1,762,000 or 9% of  total  equity  in  the current year. Due to poor performance of the stock market, the Company recorded a minimum pension liability adjustment, net of a tax benefit, of $990,000 which accounted for 56% of the equity erosion. This decrease in equity will be reduced if the equity markets improve. The operating losses, net of a favorable foreign currency translation adjustment, attributed to 37% of the decline in equity.

New Orders and Backlog
----------------------
   New orders for the third quarter were $8,790,000 compared to $9,074,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $6,833,000 compared to $7,629,000 for the same period in fiscal year 2002. New orders in the United Kingdom were $2,276,000 compared to $1,692,000 for the same quarter last year.

   For the nine month period, new orders were $28,224,000 compared to $37,700,000 for the comparable nine month period of the prior year. Prior to intercompany eliminations, new orders in the United States were $23,850,000 compared to $34,105,000 for the same period last year and new orders in the United Kingdom were $5,421,000 compared to $4,304,000 in 2002.

   In the United States, the decline in new orders is attributable to over capacity in the petrochemical and chemical markets and reduced capital spending by customers due to uncertain market conditions. New orders in the United Kingdom have increased due to the success in obtaining orders for certain offshore projects. The increase in the foreign currency exchange rate used to convert to U.S. dollars has also positively impacted the new order values.

   Backlog of unfilled orders at December 31, 2002 is $27,003,000 compared to $29,965,000 at this time a year ago and $33,871,000 at March 31, 2002. Prior to intercompany eliminations, current backlog in the United States of $25,305,000 compares to $33,054,000 at March 31, 2002 and $27,721,000 at December 31, 2001. Current backlog in the United Kingdom of $2,054,000 compares to $1,180,000 at March 31, 2002 and $2,613,000 at December 31, 2001. These backlog amounts reflect the cancellation of an order for the electric power generating industry that was previously suspended. The cancellation of this order, which was received in the first quarter of fiscal year 2002, reduced the backlog by $2,659,000. New orders for fiscal year 2002 and backlog for fiscal years 2002 and 2003 have been restated to reflect this cancellation. Included in backlog at December 31, 2002 and 2001 is $7,272,000 and
$6,847,000, respectively, of orders that have been suspended and are with customers operating directly or indirectly in the financially pressured electric power generating business and/or whose financial condition has eroded. A substantial portion of the suspended orders are protected with cancellation charges. The current backlog, with the exception of the suspended orders, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
   The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices which may adversely impact its results of operations and financial position. The assumptions applied in preparing quantitative disclosures regarding interest rate, foreign exchange rate and equity price risk are based upon volatility ranges experienced in relevant historical periods, management's current knowledge of the business and market

----------------------------------------------------------------------
place, and management's judgment of the probability of future volatility based upon the historical trends and economic conditions of the business.

   The Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at December 31, 2002 and 2001, a 1% change in interest rates would impact annual interest expense by $19,000 and $7,000, respectively.

   Over the past three years, Graham's international consolidated sales exposure approximates 36% of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost is the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to local currency. The substantial portion of Graham's sales are collected in the local currencies. For the three and nine month periods ended December 31, 2002, sales in foreign currencies were consistent with the prior year at 1% and 2% of total sales, respectively. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

   Graham has limited exposure to foreign currency purchases. During the three month periods ended December 31, 2002 and 2001, purchases in foreign currencies were 5% and 7% of cost of goods sold, respectively. For both the nine month periods ended December 31, 2002 and 2001, purchases in foreign currencies were 5% of cost of goods sold. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

   Foreign operations produced net income (loss) in the third quarter of 2003 and 2002 of $71,000 and $121,000, respectively, and $(87,000) and $230,000 for the nine month periods ended December
31, 2002 and 2001, respectively. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would have impacted the third quarter results by approximately $7,000 and $12,000 in fiscal years 2003 and 2002, respectively, and year-to-date results of fiscal years 2003 and 2002 by approximately $9,000 and $23,000, respectively.

   The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------------------
risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at December 31, 2002 and 2001 and the respective quarter end market price per share, a 50% to 75% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's third quarter operating results by $71,000 to $106,000 for 2003 and $65,000 to $98,000 for 2002. In the third quarters of 2003 and 2002, the expense, net of a tax benefit, recorded due to the increase in the stock price was not significant. Assuming required net income of $500,000 to award SEU's is met and SEU's are granted to the seven outside directors in accordance with the plan over the next five years, based upon the December 31, 2002 market price of the Company's stock of $8.73 per share, a 50% to 75% change in the stock price would positively or negatively impact the Company's operating results by $111,000 to $166,000 in 2004, $126,000 to
$188,000  in  2005, and $136,000 to $203,000 in 2006,  $146,000  to
$218,000 in 2007 and $156,000 to $233,000 in 2008.

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

                GRAHAM CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                         DECEMBER 31, 2002
                    PART II - OTHER INFORMATION

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

        b. No reports on Form 8-K were filed during the quarter ended December 31, 2002.

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

Date 02/07/03

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                  /s/A. Cadena
   Date:  02/07/03                ________________________________
                                  Alvaro Cadena
                                  Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                  /s/J. R. Hansen
   Date:  02/07/03                ________________________________
                                  J. Ronald Hansen
                                  Chief Financial Officer