Form 10-K
period 2003-03-31
GRAHAM CORP
filed 2003-06-10
CIK 716314

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

                   For the fiscal year ended March 31, 2003.

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

                                 Title of Class

                          Common Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002 and May 15, 2003 was $11,107,528 and $12,030,528 respectively.

     As of May 15, 2003, there were outstanding 1,648,249 shares of common stock, $.10 par value. As of May 15, 2003, there were outstanding 1,648,249 common stock purchase rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Notice of Meeting and Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

     An Exhibit Index is located at page 41 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.

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

UNITED STATES OPERATIONS

     During the Fiscal Year ended March 31, 2003 ("FY 2002-2003") the Company's U.S. operations consisted of its engineering and manufacturing business in Batavia, NY.

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

     FY 2002-2003 U.S. sales were $44.0 million, an increase of 7% from the previous fiscal year.

     New orders in FY 2002-2003 were $35.2 million, down 29% from the previous fiscal year. Year-end backlog stood at $24.5 million, compared to $33.1 million on March 31, 2002 and $24.8 million on March 31, 2001.

     The Company recognized as other income in the Fourth Quarter $1.8 million in cancellation fees in consequence of the termination of certain large condenser contracts for the electric power market. The Company continues to view a need for additional power generating capacity in the United States as offering potential for significant sales to the power-generating market in the years ahead.

     Over the past year, activity in the power generating market remained depressed, due principally to uncertainties over geopolitical situations, residual fallout from the Enron collapse and speculation about the actual electricity supply/demand imbalance. The Company will continue to pursue this market, although it will continue to do so at a reduced pace, pending indications of improvement in the market. The Company continues to see significant activity in the cogeneration market, where Graham is a major supplier of condensers.

     The Company sees the chemical market as entering a recovery. Petrochemical demand is expected to grow 4.5% per year through 2010, requiring additional capacity. Several contracts for new world-scale ethylene plants have been awarded to engineering and construction companies, something not seen in the last two to three years.

     Activity in the refining sector remained robust and Graham again obtained several large crude oil vacuum distillation orders for domestic and foreign destinations. The Company remains in the forefront of this technology, backed by many years of experience and by its continuous research and development effort. The refinery market is expected to remain active, with the implementation of the Clean Air Act requiring low sulfur fuels. Small turbine exhaust condensers and ejector systems often are required for these upgrades, with larger vacuum systems replaced when the vacuum tower is optimized. The Company has furnished equipment for upgrades of oil sands and heavy oil production facilities in Canada and Latin America, respectively. Further such expansions in Canada in the near term are considered likely if oil prices remain stable at a favorable level. Current oil prices continue to drive offshore exploration and production, presenting opportunities for Graham's UK subsidiary in the supply of specialized vacuum equipment.

     For smaller products such as liquid ring vacuum pumps, small standard ejectors, Heliflows(R), and plate heat exchangers, which are susceptible to domestic economic conditions, the downturn in market conditions was noticeable during the past Fiscal Year. The economy is showing signs of recovery and the Company is executing strategies to increase its market share.

     The Company's U.S. export sales represented 29.5% of U.S. sales in FY 2002-2003, compared to 24.3% of U.S. sales in the previous year. Export sales reflected a prolonged recession in Asia and Latin America. However, the Asian markets for the Company's products have demonstrated early signs of recovery. Now that oil prices appear to have stabilized and significant mergers in the oil industry have been completed, the consensus in the industry is that opportunities in the refinery markets are expected to increase.

     The Company had 281 employees in the United States as of March 31, 2003.

UNITED KINGDOM OPERATIONS

     During FY 2002-2003, the Company's U.K. operations were undertaken by its indirectly wholly-owned subsidiary, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire, England. GPPL is wholly-owned by Graham Vacuum & Heat Transfer Limited, which in turn is wholly-owned by the Company. Graham Vacuum and Heat Transfer Limited has no employees.

     GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

     Sales for FY 2002-2003 stood at $6,850,000, a decrease of 8% compared with the previous year. This performance reflects among other factors reduced sales of pump packages and spare parts.

     New orders for GPPL in FY 2002-2003 were $7.2 million, up 18% from the previous fiscal year. Year end backlog stood at $1.3 million, compared to $1.2 million on March 31, 2002 and $3.4 million on March 31, 2001. The 2001 year-end backlog included a $1.2 million order, the largest in GPPL's history.

     GPPL increased sales of pumps to the offshore oil-drilling market by 50% over the previous year. The Company anticipates continued opportunity in this market as long as oil prices remain at current levels, which drive additional offshore oil exploration. In addition, dry pump sales increased slightly over the prior year. New European environmental laws are expected to result in increased opportunities for sales of dry pumps. The company views these areas as significant opportunities in the face of a generally depressed European economy.

     GPPL employed 61 people on March 31, 2003.

CAPITAL EXPENDITURES

     The Company's capital expenditures for FY 2002-2003 amounted to $943,000. Of this amount, $800,000 was for the U.S. business and $143,000 was for the U.K. business.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

  (1) Segments and (2) Information as to Lines of Business

     Graham Corporation operates in only one industry segment which is the design and manufacture of vacuum and heat transfer equipment. Further geographical segment information is set forth in Note 14 to the Consolidated Financial Statements on pages 32-35 of the Annual Report on Form 10-K.

(C) NARRATIVE DESCRIPTION OF BUSINESS

  (1) Business Done and Intended to be Done

     Principal Products and Markets

     The Company designs and manufactures vacuum and heat transfer equipment, primarily custom built. Its products include steam jet ejector vacuum systems, surface condensers for steam turbines, liquid ring vacuum pumps and compressors, dry vacuum pumps and various types of heat exchangers including helical coil exchangers marketed under the registered name "Heliflow" and plate and frame exchangers. These products function to produce a vacuum or to condense steam or otherwise transfer heat, or any combination of these tasks. All of the products named, other than the pumps, accomplish these results without involving any moving parts. Graham's products are available in all metals and in many non-metallic and corrosion resistant materials as well.

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

     The Company experienced no serious material shortages in FY 2002-2003.

     Material Patents, Trademarks

     The Company holds no material patents, trademarks, licenses, franchises or concessions the loss of which would have a materially adverse effect upon the business of the Company.

     Seasonal Variations

     No material part of the Company's business is seasonal.

     Working Capital Practices

     The Company's business does not require it to carry significant amounts of inventory, or of materials beyond what is needed for work in progress. The Company does not provide rights to return goods, or payment terms to customers that would be considered extended in the context of the practices of its industries.

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

     Order Backlog

     Backlog of unfilled orders at March 31, 2003 was $25,069,000 compared to $33,871,000 at March 31, 2002 and $27,665,000 at March 31, 2001. The backlog contains $7,186,000 in orders that will likely not be shipped in the next twelve months.

     Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contract or subcontracts at the election of the government.

     Competition

     The Company's business is highly competitive and a substantial number of companies having greater financial resources are engaged in manufacturing similar products. However, the Company believes it is one of the leading manufacturers of steam jet ejectors.

     Research Activities

     During the fiscal years ended March 31, 2003, 2002, and 2001 the Company spent approximately $187,000, $248,000 and $250,000, respectively, on research activities relating to the development of new products or the improvement of existing products.

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

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The information called for under this Item is set forth in Note 14 to Consolidated Financial Statements, on pages 32-35 of this Annual Report on Form 10-K.

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

     Assets of the Company with a book value of $29,980,000 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of the Company's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $673,000.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The information called for under this Item is set forth under Item 8, "Financial Statements and Supplementary Data," in the Statement of Quarterly Financial Data appearing on page 35 of this Annual Report on Form 10-K.

     (b) On May 15, 2003, there were approximately 400 holders of the Company's common stock. This figure includes stockholders of record and individual participants in security position listings who have not objected to the disclosure of their names; it does not, however, include individual participants in security position listings who have objected to disclosure of their names. On May 15, 2003, the closing price of the Company's common stock on the American Stock Exchange was $7.95 per share.

     (c) The Company resumed payment of a regular quarterly dividend on October 1, 2002, paying a dividend of $.05 per share. The same dividend was paid on January 2, 2003 and April 7, 2003. Restrictions on dividends are described in
Note 5 to the Consolidated Financial Statements included in this Report.

     (d) Equity Compensation Plan Information

                                                                                                (C)
                                                                                        NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                                  (A)                                   FOR FUTURE ISSUANCE
                                          NUMBER OF SECURITIES           (B)                UNDER EQUITY
                                           TO BE ISSUED UPON       WEIGHTED-AVERAGE      COMPENSATION PLANS
                                              EXERCISE OF         EXERCISE PRICE OF          (EXCLUDING
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                             WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       IN COLUMN (A))
-------------                             --------------------   --------------------   --------------------
Equity compensation plans approved by
  security holders......................        225,973                $ 11.87                128,750
Equity compensation plans not approved
  by security holders...................              0                      0
                                                -------                -------                -------
Total...................................        225,973                $ 11.87                128,750
                                                =======                =======                =======

ITEM 6.  SELECTED FINANCIAL DATA

                                                   GRAHAM CORPORATION -- TEN YEAR REVIEW
                                    -------------------------------------------------------------------
                                      2003(1)       2002(1)       2001(1)       2000(1)       1999(1)
                                    -----------   -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales.........................  $49,378,000   $47,396,000   $44,433,000   $38,728,000   $52,978,000
Gross Profit......................    9,350,000    10,077,000     9,796,000     9,964,000    14,872,000
Income (Loss) From Continuing
  Operations......................      133,000     2,305,000       195,000      (833,000)    2,369,000
Dividends.........................      254,000

COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share...........................          .08          1.40           .12          (.55)         1.48
Diluted Earnings (Loss) From
  Continuing Operations Per
  Share...........................          .08          1.38           .12          (.55)         1.46
Dividends Per Share...............          .15

FINANCIAL DATA:
Working Capital...................   12,779,000    13,812,000    11,162,000    12,397,000    11,989,000
Capital Expenditures..............      943,000       688,000     1,124,000       711,000     1,189,000
Depreciation......................    1,004,000       955,000       926,000       998,000       983,000
Total Assets......................   38,280,000    43,704,000    36,608,000    34,596,000    34,136,000
Long-Term Debt....................      127,000       150,000       682,000     1,948,000       505,000
Shareholders' Equity..............   18,793,000    19,636,000    17,137,000    17,092,000    16,712,000

---------------

(1) The financial data presented for 2003-1998 is for the respective twelve months ended March 31. The financial data presented for 1997 is for the three month transition period ended March 31, 1997. The financial data presented for 1996-1993 is for the respective twelve months ended December 31.

                                                       GRAHAM CORPORATION -- TEN YEAR REVIEW
                                 ---------------------------------------------------------------------------------
                                   1998(1)       1997(1)        1996         1995(2)       1994(2)        1993
                                 -----------   -----------   -----------   -----------   -----------   -----------
OPERATIONS:
Net Sales......................  $56,206,000   $14,257,000   $51,487,000   $50,501,000   $46,467,000   $44,592,000
Gross Profit...................   18,083,000     4,080,000    15,463,000    13,257,000    12,153,000    11,661,000
Income (Loss) From Continuing
  Operations...................    3,766,000       621,000     3,102,000     1,361,000         9,000       481,000
Dividends......................

COMMON STOCK:
Basic Earnings (Loss) From
  Continuing Operations Per
  Share........................         2.27           .39          1.96           .86           .01           .31
Diluted Earnings (Loss) From
  Continuing Operations Per
  Share........................         2.21           .38          1.93           .86           .01           .31
Dividends Per Share............

FINANCIAL DATA:
Working Capital................   12,459,000    10,300,000     8,239,000     7,093,000     6,819,000     7,075,000
Capital Expenditures...........    1,400,000       237,000     1,291,000       204,000       412,000       513,000
Depreciation...................      905,000       249,000       892,000       927,000     1,027,000     1,349,000
Total Assets...................   37,030,000    31,224,000    30,494,000    29,499,000    29,927,000    41,388,000
Long-Term Debt.................      859,000     2,764,000     1,442,000     3,303,000     5,161,000     6,102,000
Shareholders' Equity...........   17,775,000    12,538,000    11,915,000     8,426,000     7,045,000    14,793,000

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

                      ANALYSIS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced the performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements presented in this annual report.

                                          2003                 2002                 2001
                                    -----------------    -----------------    -----------------
                                      USA        UK        USA        UK        USA        UK
                                    -------    ------    -------    ------    -------    ------
                                           (IN THOUSANDS OF DOLLARS (EXCEPT SHARE DATA))
Sales.............................  $43,994    $6,850    $41,115    $7,432    $40,686    $5,375
Net Income (Loss).................  $   186    $  (96)   $ 1,826    $  505    $   224    $   41
Diluted Earnings (Loss) per
  Share...........................  $  0.11    $(0.06)   $  1.09    $ 0.30    $  0.14    $ 0.03
Identifiable Assets...............  $36,032    $6,026    $42,446    $5,127    $35,737    $4,665

     Amounts above are inclusive of intercompany amounts.

2003 COMPARED TO 2002

     Consolidated sales (net of intercompany sales) were $49,378,000 for the fiscal year ended (FYE) March 31, 2003. This represents a 4% increase over FYE 2002. Sales from USA operations were greater than the prior year by 7%, primarily due to (1) additional surface condenser shipments while maintaining about an equal level of sales in other product categories, and (2) maintaining domestic market share comparable to last year while increasing export sales about 30% over FYE 2002. The increased sales were due to specific refining and electric power generating projects and not a general recovery in domestic or foreign markets.

     Sales from UK operations decreased 8% as compared to FYE 2002. In particular, significant reductions came in sales of pump packages and spare parts. The reduction in spare part sales is due to fewer replacements purchased by traditional customers. This is due to significant buying in recent prior years. The decline in pump package sales is due to the absence of any unusually large order this year. Last year Graham Precision Pumps, Ltd. shipped one order worth about $1,185,000. UK offshore pump sales were up 50% as compared to FYE 2002. This increase is due to the cost of oil. When oil sells for $12-$15 a barrel, it is economically feasible to drill offshore. In addition, several offshore oil projects in eastern Russia are developing. The outlook for continued strength in this market for Graham remains positive. Sales of dry pumps in FYE 2003 were up slightly from FYE 2002. The Company remains bullish on future prospects to sell dry pumps. The continued legislation in Europe tightening environmental requirements will drive this demand.

     FYE 2004 is estimated to be another challenging year, as the markets Graham serves are projected to remain flat for at least the first half of FYE 2004.

     The consolidated gross profit percentage was 19% as compared to 21% for FYE 2002. In the USA, the gross profit percentage was 16% as compared to 18% for the prior year. This decline was due to the colder winter causing higher comfort heating charges, greater defined benefit pension costs due to the three year decline in the stock market and higher product warranty costs.

     The gross profit percent in the UK dropped from 38% to 30% this year. This is attributed to reduced sales volume and fewer sales in offshore spare parts. Spare part sales generate significant profit margins. It is believed fewer replacement parts were sold because new pumps were purchased instead. In addition to sales, the gross profit margin in the UK declined due to greater production overhead costs caused by temporary staffing needs. As a percent of sales, production costs were 27% of sales in FYE 2003 as compared to 21% in FYE 2002.

     Selling, general and administrative expenses for the current year were down 2% from last year. SG&A expenses represented 21% of FYE 2003 sales as compared to 22% for FYE 2002. The decrease in costs is due to lower variable compensation costs.

     Interest expense decreased 34% in the current year due to reduced interest rates and maintaining a low debt level.

     The provision for income taxes was 31% as compared to 34% for the year ended March 31, 2002. The lower effective rate is due to the impact of the extra territorial income exclusion benefit from foreign shipments.

     Consolidated net income for the year was $133,000 or $.08 per diluted share. The Company concluded the year with both improved operating results and special transactions. Fourth quarter net income was $1,120,000 or $0.67 per diluted share. In January, Graham reduced its USA workforce ten percent for an annualized reduction of $1,480,000 in employee compensation expense and, accordingly, recognized a before income tax severance expense of $658,000. In February, the Company received a cancellation notice on one order worth $2,922,000 for the electric power industry, which resulted in a before income tax gain of $1,801,000. The combined before income tax effect of special events on the fourth quarter results was $1,143,000. Net income for FYE 2002 was $2,305,000 or $1.38 per diluted share.

     The Company took several actions in the current year to reduce costs. Many of the cost saving steps initiated in FYE 2003 are expected to be realized in the months and years ahead. For example, on February 4, 2003, the Employee Benefits Committee of the Board of Directors irrevocably terminated postretirement medical benefits for current employees of USA operations. (Medical benefits paid to retirees of record as of April 1, 2003 are unchanged). As of March 31, 2003, the "accrued postretirement benefits" liability remains on the balance sheet without reduction for the actions taken, however, 72% of the accrued amount of $3,238,000, or $2,322,000 does not represent an obligation (amount owed) to anyone. The savings gained through curtailing the Plan will be recognized for accounting purposes as income over twelve years, starting in the first quarter of FYE 2004. Other steps taken include: (1) Graham is working toward expanding its standardized products while maintaining its customized products and (2) the Company has increased its emphasis on quantifying the costs of product quality and correcting the issues.

2002 COMPARED TO 2001

     Consolidated sales (net of intercompany sales) were $47,396,000 for the year ended March 31, 2002 as compared to sales of $44,433,000 for the prior twelve months. Sales from the USA operation increased about 1%. Surface condenser sales increased about 68% or about $7,000,000 in fiscal year end 2002 due to opportunities in the electric power industry. The power industry includes sales to merchants, cogeneration and independent production facilities. Increased sales in condensers were largely offset by reduced shipments in other product lines. Export shipments, as a percent of total sales, were the lowest they have been since 1990. The broad decline in demand for Graham's USA products is believed to be temporary. Principal reasons for fewer projects under construction by contractors in the three major segments the Company serves (refinery, chemical and petrochemical) were: (1) limited capital spending due to poor global economic conditions, (2) the strong US dollar (FYE 2003, now eliminated), (3) merger and acquisition activity, (4) revamping of financial infrastructure needs in Asia, and (5) caution resulting from the war on terrorism.

     Sales from UK operations increased about 38% over FYE March 2001, or about $2,000,000. Significant sales increases were achieved in the categories of liquid ring pump packages, offshore pumps, dry pumps and spares. The increased sales in pump packages resulted from the shipment of one large order valued at about $1,185,000 to South Africa for the petrochemical industry. Going forward, targeting larger orders will be a strategic objective. In FYE 2001 Graham purchased Leybold's dry pump line. Increased dry pump sales in FYE 2002 was due to further establishing the product line under Graham's offerings. Spare part sales increased as a result of the market demand for offshore activity and to the success of the dry pump line.

     The consolidated gross profit margin was 21%, down from 22% for the prior year and down from a recent historical range of about 25-28%. The UK operations posted a 38% gross profit, up from 31% for the prior year, due to improved product mix. In FYE 2002 the UK operations significantly increased their sales in offshore pumps and spares. These pumps require high quality standards and special fabrication techniques. Accordingly, they bear a higher profit margin. In the USA the gross profit percent was 18%, down from 20% in FYE March 2001. The lower gross profit margin was attributed to depressed selling prices together with greater employment costs in the areas of incentive compensation, and medical and workers compensation insurances.

     Selling, general and administrative expense for the year 2002 was about 22% of sales as compared to about 21% for the prior year. USA costs approximated FYE 2001 costs. The 1% increase occurred in the UK and related to greater costs for additional sales personnel and more sales commissions and royalty payments on higher sales.

     Interest expense for the year 2002 decreased 54% from FYE 2001. Bank debt was about 5% of equity, or $1,050,000, at March 31, 2002 as compared to 27% of equity, or $4,709,000 as of March 31, 2001.

     The provision for income taxes for the year 2002 of $1,172,000 approximated statutory rates at 34% as compared to a net tax benefit of $221,000 for the FYE 2001.

     Consolidated net income for the year was $2,305,000 or $1.38 per diluted share. In the fourth quarter of FYE March 2002, four orders pertaining to the merchant power generating industry were cancelled. Net of related expenses, but before the effect of income taxes, cancellation income of about $3,989,000 was recorded. Net income for FYE 2001 was $195,000 or $.12 per diluted share.

                              SHAREHOLDERS' EQUITY

                                                               2003       2002       2001
                                                              -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $19,727    $20,794    $18,786
UK..........................................................    2,843      2,661      2,145
Eliminations................................................   (3,777)    (3,819)    (3,794)
                                                              -------    -------    -------
                                                              $18,793    $19,636    $17,137
                                                              =======    =======    =======
Book Value Per Share........................................  $ 11.40    $ 11.91    $ 10.52
                                                              =======    =======    =======

2003 COMPARED TO 2002

     Shareholders' Equity decreased $843,000 or 4% in FYE 2003. The Company recognized a minimum pension liability adjustment net of an income tax benefit, which reduced equity by $1,090,000. This adjustment will be reversed if and to the extent the USA defined benefit pension plan investments in stocks and bonds recover.

2002 COMPARED TO 2001

     Shareholders' Equity increased $2,499,000 or nearly 15% for the year 2002 as compared to about 0% for FYE 2001. Ninety-two percent of the increase was due to earnings. Net book value increased to $11.91 per share at March 31, 2002 from $10.52 as of March 31, 2001 for a 13% increase in book value per share.

                        LIQUIDITY AND CAPITAL RESOURCES

                                          2003                 2002                 2001
                                    -----------------    -----------------    -----------------
                                      USA        UK        USA        UK        USA        UK
                                    -------    ------    -------    ------    -------    ------
                                                     (IN THOUSANDS OF DOLLARS)
Working Capital...................  $11,208    $1,827    $12,408    $1,702    $10,310    $1,125
Cash Flow from Operations.........  $ 2,117    $ (220)   $ 4,290    $  174    $    90    $ (912)
Cash and Investments..............  $ 6,615    $   48    $ 5,307    $   90    $ 5,072    $   59
Capital Expenditures..............  $   800    $  143    $   607    $   81    $ 1,025    $   99
Long-Term Borrowings..............  $     0    $    0    $     0    $    0    $   545    $    0
Capital Leases....................  $   183    $   24    $   173    $   62    $   111    $  153

2003 COMPARED TO 2002

     Consolidated cash flow from operations was $1,897,000 for the year ended March 2003 as compared to $4,464,000 for FYE 2002. Cash flow for the current year was greatly enhanced by collection of the unusually large trade accounts receivable balance as of March 2002. Receivables were substantially greater than normal due to fourth quarter FYE 2002 significant customer cancellation fees and progress billings. Offsetting the change in the accounts receivable balance of $9,758,000 between March 31, 2002 and 2003 were (1) an increase in inventory,
(2) a special payment to the defined benefit pension plan and (3) fewer customer deposits. Inventory increased due to the manufacturing stage of USA customer orders, and UK operations increased inventories (and short-term debt) acquiring dry pump gear boxes from a supplier who manufactured them under a "make and hold" program. Customer deposits decreased $4,572,000 this year as compared to FYE 2002 due to the reduction of large projects currently in the manufacturing system. To protect the balance sheet and a bank loan covenant, the Company made an additional $1,600,000 payment to the defined benefit pension fund this year. A fourth item, which reduced working capital this year, was the recognition of $702,000 in accruals relating to terminations and retirements.

     Capital expenditures are estimated to be $702,000 next year. Depreciation is estimated to be $980,000.

2002 COMPARED TO 2001

     Consolidated cash flow from operations was $4,464,000 for the year 2002 as compared to negative cash flow of $822,000 for FYE 2001. The increase was due to net income of $2,305,000 and other changes in working capital items of $2,650,000. At March 31, 2002 trade account receivables were $17,053,000, up $9,099,000 from March 31, 2001. This increase significantly related to amounts due on cancelled and suspended electric power generating business. Subsequent to March 31, 2002, the accounts receivable were collected.

     Capital expenditures for the year ending March 31, 2002 were $688,000 (USA, $607,000; UK, $81,000). Depreciation expense for FYE 2002 was $956,000.

                               ORDERS AND BACKLOG

ORDERS                                                         2003       2002       2001
------                                                        -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $35,209    $49,423    $41,748
UK..........................................................    7,200      6,118      7,768
Eliminations................................................   (1,813)    (1,077)    (1,542)
                                                              -------    -------    -------
Consolidated................................................  $40,596    $54,464    $47,974
                                                              =======    =======    =======

BACKLOG                                                        2003       2002       2001
-------                                                       -------    -------    -------
                                                                (IN THOUSANDS OF DOLLARS)
USA.........................................................  $24,475    $33,055    $24,751
UK..........................................................    1,348      1,180      3,366
Eliminations................................................     (754)      (364)      (452)
                                                              -------    -------    -------
Consolidated................................................  $25,069    $33,871    $27,665
                                                              =======    =======    =======

     USA new orders for the current year were down 29% or $14,214,000 from last year. Surface condensers and special ejectors represent 38% of new orders for the current year as compared to 67% for FYE 2002. Orders in these two categories decreased in total $19,609,000. For the three years ended March 2002, surface condensers and special ejectors averaged 54% of the total USA orders. Decreased new business in condenser products is due to lower demand in the merchant power plant market resulting from an adequate short term electric power supply. Decreased orders in special ejector products is due to weakness in the refinery market, which are attributed to geopolitical concerns in Iraq and Venezuela. Graham did partially recover from the decline in condenser and special ejector orders with increased activity in vacuum technology products due to, what may be, signs of the beginning of a recovery in the petrochemical market. The Company cannot predict the strength or duration of the recovery. The Company continues to be optimistic about potential orders from Chinese petrochemical projects in spite of the SARS anxiety that is currently impacting new order opportunities. UK new orders (measured in dollars) were up 18% over FYE 2002. An 8% increase (caused by a weakened US dollar) in the currency exchange rate played a significant roll in the increase. In FYE 2003, the UK operation introduced a new liquid ring pump design that is more environmentally friendly. This new product, trade name, Ecoseal, resulted in 4% of the new orders in FYE 2003. The Company believes the growth of this product will continue.

     As of March 31, 2003, the consolidated backlog was $25,069,000, down 26% from FYE 2002. The decrease was due to fewer new orders in FYE 2003. The backlog contains about $7,186,000 in orders that will likely not be shipped in the next twelve months. One order, valued at $5,286,000, bears cancellation fees if/when cancelled.

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

     The Company is exposed to interest rate risk primarily through its borrowing activities. Management's strategy for managing risks associated with interest rate fluctuations is to hold interest bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long-term debt. Assuming year ended 2003 and 2002 variable rate debt, a 1% change in interest rates would impact annual interest expense by $15,200 and $10,500, respectively.

     Graham's international consolidated sales exposure for the current year approximated 37% of annual sales as compared to 33% for the year 2002. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. The substantial portion of Graham's sales is collected in the seller's currency. In both 2003 and 2002, sales in foreign currencies were 1.5% of sales. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham has limited exposure to foreign currency purchases. In both FYE 2003 and 2002, purchases in foreign currencies were 4% of cost of goods sold. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     Foreign operations resulted in a current year loss of $96,000 as compared to income of $505,000 for FYE 2002. As currency exchange rates change, translations of the income statements of the UK business into US dollars affects year-over-year comparability of operating results. We do not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would have impacted the UK reported net income by approximately $9,600 for FYE 2003 and $50,500 for the previous year.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEU's are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEU's outstanding at March 31, 2003 and 2002 and an $8 per share price, a 50-75% change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating results by $66,000 to $99,000 for FYE 2003 and $65,000 to $97,000 in FYE 2002. Assuming
required net income is met, and based upon a market price of the Company's stock of $8 per share, a 50-75% change in the stock price would positively or negatively impact the Company's operating results by $105,000 to $157,000 in 2004, $123,000 to $185,000 in 2005, $143,000 to $219,000 in 2006, $157,000 to
$235,000 in 2007 and $172,000 to $258,000 in 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In FYE March 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and FASB Interpretation No. 45 ("FIN"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". There were no affects on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of these standards. Additionally, the Company has implemented all required disclosures of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition Disclosure" and those disclosures required by the aforementioned standards in the Notes to the Consolidated Financial Statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 retains the basic requirements of SFAS No. 121 regarding when to record an impairment loss and provides additional guidance on how to measure an impairment loss. SFAS No. 144 excludes goodwill and intangibles not being amortized from its scope. SFAS No. 144 also supercedes the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations," pertaining to discontinued operations.

     SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities" addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company commits to the exit plan.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition Disclosure" amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the SFAS No. 123 fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. Under FIN 45, the Company will record a liability at the inception of a transaction representing the fair value of the guarantee and maintain such liability until it is relieved of the obligation to "stand ready" to perform. The interpretation does not apply to guarantees such as insurance bonds and bank standby letters of credit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Included in Item 7, Management's Discussion and Analysis -- Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements, Notes to Financial Statements, Quarterly Financial
Data)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         2003           2002           2001
                                                      -----------    -----------    -----------
Net sales...........................................  $49,378,000    $47,396,000    $44,433,000
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of products sold.............................   40,028,000     37,319,000     34,637,000
  Selling, general and administrative...............   10,202,000     10,439,000      9,494,000
  Interest expense..................................       99,000        150,000        328,000
  Other income......................................   (1,801,000)    (3,989,000)
  Other expense.....................................      658,000
                                                      -----------    -----------    -----------
                                                       49,186,000     43,919,000     44,459,000
                                                      -----------    -----------    -----------
Income (Loss) before income taxes...................      192,000      3,477,000        (26,000)
Provision (Benefit) for income taxes................       59,000      1,172,000       (221,000)
                                                      -----------    -----------    -----------
Net income..........................................  $   133,000    $ 2,305,000    $   195,000
                                                      ===========    ===========    ===========
Per Share Data
  Basic:
     Net income.....................................  $       .08    $      1.40    $       .12
                                                      ===========    ===========    ===========
  Diluted:
     Net income.....................................  $       .08    $      1.38    $       .12
                                                      ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   217,000   $ 2,901,000
  Investments...............................................    6,446,000     2,496,000
  Trade accounts receivable, net............................    7,295,000    17,053,000
  Inventories...............................................   10,341,000     8,342,000
  Domestic and foreign income taxes receivable..............      259,000
  Deferred income tax asset.................................    1,846,000     1,218,000
  Prepaid expenses and other current assets.................      367,000       377,000
                                                              -----------   -----------
                                                               26,771,000    32,387,000
Property, plant and equipment, net..........................    9,808,000     9,726,000
Deferred income tax asset...................................    1,610,000     1,585,000
Other assets................................................       91,000         6,000
                                                              -----------   -----------
                                                              $38,280,000   $43,704,000
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $ 1,524,000   $ 1,050,000
  Current portion of long-term debt.........................       80,000        85,000
  Accounts payable..........................................    4,629,000     4,333,000
  Accrued compensation......................................    3,283,000     4,444,000
  Accrued expenses and other liabilities....................    2,344,000     1,100,000
  Customer deposits.........................................    2,132,000     6,704,000
  Domestic and foreign income taxes payable.................                    859,000
                                                              -----------   -----------
                                                               13,992,000    18,575,000
Long-term debt..............................................      127,000       150,000
Accrued compensation........................................      244,000       680,000
Deferred income tax liability...............................       49,000        41,000
Other long-term liabilities.................................       76,000        11,000
Accrued pension liability...................................    1,761,000     1,398,000
Accrued postretirement benefits.............................    3,238,000     3,213,000
                                                              -----------   -----------
  Total liabilities.........................................   19,487,000    24,068,000
                                                              -----------   -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value --
     Authorized, 500,000 shares
  Common stock, $.10 par value --
     Authorized, 6,000,000 shares
     Issued, 1,716,572 shares in 2003 and in 2002...........      172,000       172,000
  Capital in excess of par value............................    4,757,000     4,757,000
  Retained earnings.........................................   18,767,000    18,888,000
  Accumulated other comprehensive loss......................   (2,990,000)   (2,178,000)
                                                              -----------   -----------
                                                               20,706,000    21,639,000
Less:
  Treasury stock (68,323 shares in 2003 and 2002)...........   (1,161,000)   (1,161,000)
  Notes receivable from officers and directors..............     (752,000)     (842,000)
                                                              -----------   -----------
Total shareholders' equity..................................   18,793,000    19,636,000
                                                              -----------   -----------
                                                              $38,280,000   $43,704,000
                                                              ===========   ===========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED MARCH 31,
                                                       ----------------------------------------
                                                           2003          2002          2001
                                                       ------------   ----------   ------------
Operating activities:
  Net income.........................................  $    133,000   $2,305,000   $    195,000
                                                       ------------   ----------   ------------
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization...................       911,000      956,000        948,000
     (Gain) Loss on sale of property, plant and
       equipment.....................................        16,000      (19,000)       (51,000)
     Loss on sale of investments.....................                     28,000
     (Increase) Decrease in operating assets:
       Accounts receivable...........................     9,940,000   (9,089,000)      (489,000)
       Inventories, net of customer deposits.........    (6,392,000)   6,817,000     (2,342,000)
       Domestic and foreign income taxes
          receivable/payable.........................    (1,117,000)   1,347,000       (107,000)
       Prepaid expenses and other current and
          non-current assets.........................       (24,000)     139,000       (139,000)
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued compensation,
          accrued expenses and other current and
          non-current liabilities....................       (53,000)   1,395,000        739,000
       Accrued compensation, accrued pension
          liability and accrued postretirement
          benefits...................................    (1,500,000)     239,000        126,000
       Deferred income taxes.........................       (17,000)     346,000        298,000
                                                       ------------   ----------   ------------
          Total adjustments..........................     1,764,000    2,159,000     (1,017,000)
                                                       ------------   ----------   ------------
  Net cash provided (used) by operating activities...     1,897,000    4,464,000       (822,000)
                                                       ------------   ----------   ------------
Investing activities:
  Purchase of property, plant and equipment..........      (943,000)    (688,000)    (1,124,000)
  Proceeds from sale of property, plant and
     equipment.......................................        24,000      160,000        293,000
  Purchase of investments............................   (23,636,000)  (5,975,000)
  Redemption of investments at maturity..............    19,800,000    8,377,000
  Collection of notes receivable from officers and
     directors.......................................        90,000
                                                       ------------   ----------   ------------
  Net cash provided (used) by investing activities...    (4,665,000)   1,874,000       (831,000)
                                                       ------------   ----------   ------------
Financing activities:
  Increase (Decrease) in short-term debt.............       357,000   (3,122,000)     2,207,000
  Proceeds from issuance of long-term debt...........     4,795,000    4,785,000     17,504,000
  Principal repayments on long-term debt.............    (4,905,000)  (5,472,000)   (18,988,000)
  Issuance of common stock...........................                    146,000         54,000
  Dividends paid.....................................      (172,000)
  Sale of treasury stock.............................                                    12,000
                                                       ------------   ----------   ------------
  Net cash provided (used) by financing activities...        75,000   (3,663,000)       789,000
                                                       ------------   ----------   ------------
  Effect of exchange rate on cash....................         9,000                     (20,000)
                                                       ------------   ----------   ------------
  Net increase (decrease) in cash and equivalents....    (2,684,000)   2,675,000       (884,000)
  Cash and cash equivalents at beginning of year.....     2,901,000      226,000      1,110,000
                                                       ------------   ----------   ------------
  Cash and cash equivalents at end of year...........  $    217,000   $2,901,000   $    226,000
                                                       ============   ==========   ============

                See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                   NOTES
                                                                                  ACCUMULATED                   RECEIVABLE
                                  COMMON STOCK        CAPITAL IN                     OTHER                     FROM OFFICERS
                             ----------------------   EXCESS OF     RETAINED     COMPREHENSIVE    TREASURY          AND
                               SHARES     PAR VALUE   PAR VALUE     EARNINGS         LOSS           STOCK        DIRECTORS
                             ----------   ---------   ----------   -----------   -------------   -----------   -------------
Balance at March 31,
  2000.....................   1,690,595   $169,000    $4,521,000   $16,898,000    $(1,964,000)   $(2,532,000)
                             ----------   --------    ----------   -----------    -----------    -----------
Net income.................                                            195,000
Foreign currency
  translation adjustment...                                                          (224,000)
    Total comprehensive
      loss.................
Issuance of shares.........       7,050      1,000        53,000
Stock option tax benefit...                                8,000
Notes receivable from
  officers and directors
  for the purchase of
  treasury stock...........                               (7,000)     (510,000)                    1,371,000     $(842,000)
                             ----------   --------    ----------   -----------    -----------    -----------     ---------
Balance at March 31,
  2001.....................   1,697,645    170,000     4,575,000    16,583,000     (2,188,000)    (1,161,000)     (842,000)
                             ----------   --------    ----------   -----------    -----------    -----------     ---------
Net income.................                                          2,305,000
Foreign currency
  translation adjustment...                                                            10,000
    Total comprehensive
      income...............
Issuance of shares.........      18,927      2,000       144,000
Stock option tax benefit...                               38,000
                             ----------   --------    ----------   -----------    -----------    -----------     ---------
Balance at March 31,
  2002.....................   1,716,572    172,000     4,757,000    18,888,000     (2,178,000)    (1,161,000)     (842,000)
                             ----------   --------    ----------   -----------    -----------    -----------     ---------
Net income.................                                            133,000
Foreign currency
  translation adjustment...                                                           278,000
Minimum pension liability
  adjustment, net of income
  tax of $587,000..........                                                        (1,090,000)
    Total comprehensive
      loss.................
Dividends..................                                           (254,000)
Collection of notes
  receivable from officers
  and directors............                                                                                         90,000
                             ----------   --------    ----------   -----------    -----------    -----------     ---------
Balance at March 31,
  2003.....................   1,716,572   $172,000    $4,757,000   $18,767,000    $(2,990,000)   $(1,161,000)    $(752,000)
                             ==========   ========    ==========   ===========    ===========    ===========     =========


                             SHAREHOLDERS'
                                EQUITY
                             -------------
Balance at March 31,
  2000.....................   $17,092,000
                              -----------
Net income.................       195,000
Foreign currency
  translation adjustment...      (224,000)
                              -----------
    Total comprehensive
      loss.................       (29,000)
Issuance of shares.........        54,000
Stock option tax benefit...         8,000
Notes receivable from
  officers and directors
  for the purchase of
  treasury stock...........        12,000
                              -----------
Balance at March 31,
  2001.....................    17,137,000
                              -----------
Net income.................     2,305,000
Foreign currency
  translation adjustment...        10,000
                              -----------
    Total comprehensive
      income...............     2,315,000
Issuance of shares.........       146,000
Stock option tax benefit...        38,000
                              -----------
Balance at March 31,
  2002.....................    19,636,000
                              -----------
Net income.................       133,000
Foreign currency
  translation adjustment...       278,000
Minimum pension liability
  adjustment, net of income
  tax of $587,000..........    (1,090,000)
                              -----------
    Total comprehensive
      loss.................      (679,000)
Dividends..................      (254,000)
Collection of notes
  receivable from officers
  and directors............        90,000
                              -----------
Balance at March 31,
  2003.....................   $18,793,000
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

  Shipping and handling fees and costs

     Shipping and handling fees billed to the customer are classified as revenue and the related costs incurred for shipping and handling are included in cost of goods sold.

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

  Property, plant and depreciation

     Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to twenty-five years for office and manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Impairment losses are recognized when the carrying value of an asset exceeds its fair value. The Company regularly assesses all of its long-lived assets for impairment. No such impairment losses were required in 2003, 2002 or 2001.

  Product warranties

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the existing disclosure requirements for most guarantees in interim and annual financial statements and changes the accounting for obligations undertaken in issuing guarantees. The disclosure requirements, which are applicable to the Company with regard to product warranties, are effective for financial statements of interim or annual periods ending after December 15, 2002.

     The Company provides a liability for product warranty claims at the time revenue is recognized. The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers. A reconciliation of the changes in the product warranty liability is presented in Note 4 of the Notes to Consolidated Financial Statements.

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

  Stock-based compensation

     In 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded based on the quoted market price of the Company's stock at the end of the period.

     Under the intrinsic value method, no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the optional methodology prescribed under SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                                  2003        2002        2001
                                                                --------   ----------   --------
Net income...................................  As reported      $133,000   $2,305,000   $195,000
Stock-based employee compensation cost net of
  related tax benefits.......................                     69,000      151,000    115,000
                                                                --------   ----------   --------
Pro forma net income.........................                   $ 64,000   $2,154,000   $ 80,000
                                                                ========   ==========   ========
Basic income per share.......................  As reported      $    .08   $     1.40   $    .12
                                               Pro forma        $    .04   $     1.30   $    .05
Diluted income per share.....................  As reported      $    .08   $     1.38   $    .12
                                               Pro forma        $    .04   $     1.29   $    .05

     The weighted average fair value of the options granted during 2003, 2002, and 2001 is estimated as $2.88, $5.85, and $5.15, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:

                                                               2003      2002      2001
                                                              -------   -------   -------
Expected life...............................................  5 years   5 years   5 years
Volatility..................................................    50.00%    50.72%    44.04%
Risk-free interest rate.....................................     2.81%     4.75%     5.78%
Dividend yield..............................................     2.35%        0%        0%

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

                                                            2003          2002          2001
                                                         ----------    ----------    ----------
Basic earnings per share
  Numerator:
     Net income........................................  $  133,000    $2,305,000    $  195,000
                                                         ----------    ----------    ----------
  Denominator:
     Weighted common shares outstanding................   1,648,000     1,639,000     1,588,000
     Share equivalent units (SEU) outstanding..........      15,000        11,000        11,000
                                                         ----------    ----------    ----------
     Weighted average shares and SEU's outstanding.....   1,663,000     1,650,000     1,599,000
                                                         ----------    ----------    ----------
Basic earnings per share...............................  $      .08    $     1.40    $      .12
                                                         ==========    ==========    ==========
Diluted earnings per share
  Numerator:
     Net income........................................  $  133,000    $2,305,000    $  195,000
                                                         ----------    ----------    ----------
  Denominator:
     Weighted average shares and SEU's outstanding.....   1,663,000     1,650,000     1,599,000
     Stock options outstanding.........................       9,000        20,000        14,000
     Contingently issuable SEU's.......................                     1,000
                                                         ----------    ----------    ----------
     Weighted average common and potential common
       shares outstanding..............................   1,672,000     1,671,000     1,613,000
                                                         ----------    ----------    ----------
Diluted earnings per share.............................  $      .08    $     1.38    $      .12
                                                         ==========    ==========    ==========

     Options to purchase shares of common stock, which totaled 136,000, 138,350 and 116,500 in 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

  Cash flow statement

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Actual interest paid was $97,000 in 2003, $161,000 in 2002, and $319,000 in
2001. In addition, actual income taxes paid (refunded) were $1,194,000 in 2003, $(521,000) in 2002, and $(376,000) in 2001.

     Non cash activities during 2003, 2002, and 2001 included capital expenditures totaling $76,000, $112,000 and $93,000, respectively, which were financed through the issuance of capital leases. In addition, in 2003 a minimum pension liability adjustment, net of an income tax benefit, was recognized totaling $1,090,000 and dividends of $82,000 were recorded but not paid.

  Accumulated other comprehensive loss

     Comprehensive income (loss) is comprised of net income and other comprehensive income or loss items, which are reflected as a separate component of equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment and a minimum pension liability adjustment.

  Accounting and Reporting Changes

     On April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." There was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 144 during fiscal year 2003.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement was effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. During the fourth quarter of fiscal year 2003, the Company restructured its US workforce and offered one-time termination benefits to the terminated employees. The liability for these termination benefits was recognized in accordance with SFAS No. 146 and the related charge is included in the caption "Other Income" in the 2003 Consolidated Statement of Operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation and changes the disclosure requirements. This statement was effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 effective January 1, 2003. The Company currently has no plans to voluntarily change to the fair value method, however, the necessary disclosure requirements of SFAS No. 148 are presented in Note 1 of the Notes to Consolidated Financial Statements.

NOTE 2 -- INVENTORIES:

     Major classifications of inventories are as follows:

                                                                 2003          2002
                                                              -----------   ----------
Raw materials and supplies..................................  $ 2,417,000   $2,257,000
Work in process.............................................   14,968,000   13,322,000
Finished products...........................................    1,937,000    1,724,000
                                                              -----------   ----------
                                                               19,322,000   17,303,000
Less -- progress payments...................................    8,907,000    8,871,000
        inventory reserve...................................       74,000       90,000
                                                              -----------   ----------
                                                              $10,341,000   $8,342,000
                                                              ===========   ==========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment are as follows:

                                                                2003          2002
                                                             -----------   -----------
Land.......................................................  $   289,000   $   281,000
Buildings and improvements.................................   10,884,000    10,635,000
Machinery and equipment....................................   17,341,000    16,454,000
Construction in progress...................................        8,000         8,000
                                                             -----------   -----------
                                                              28,522,000    27,378,000
Less -- accumulated depreciation and amortization..........   18,714,000    17,652,000
                                                             -----------   -----------
                                                             $ 9,808,000   $ 9,726,000
                                                             ===========   ===========

NOTE 4 -- PRODUCT WARRANTY LIABILITY:

     The reconciliation of the changes in the product warranty liability is as follows:

                                                                2003       2002
                                                              --------   --------
Balance at beginning of year................................  $182,000   $137,000
Expense for product warranties..............................   641,000    284,000
Product warranty claims paid................................  (231,000)  (239,000)
                                                              --------   --------
Balance at end of year......................................  $592,000   $182,000
                                                              ========   ========

     The increase in expense for product warranties does not represent an upward trend and relates to provisions for specific claims that were under negotiation at year end.

NOTE 5 -- LEASES:

     The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $159,000, $123,000, and $150,000 in 2003, 2002, and 2001, respectively.

     Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                                 2003         2002
                                                              ----------   ----------
Machinery and equipment.....................................  $1,835,000   $1,663,000
Less accumulated amortization...............................   1,390,000    1,132,000
                                                              ----------   ----------
                                                              $  445,000   $  531,000
                                                              ==========   ==========

     Amortization of machinery and equipment under capital lease amounted to $167,000, $149,000, and $133,000 in 2003, 2002, and 2001, respectively, and is included in depreciation expense.

     As of March 31, 2003, future minimum payments required under non-cancelable leases are:

                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
2004........................................................  $118,000    $101,000
2005........................................................    93,000      54,000
2006........................................................    39,000      52,000
2007........................................................    18,000      34,000
2008........................................................     1,000       8,000
                                                              --------    --------
Total minimum lease payments................................  $269,000     249,000
                                                              ========
Less -- amount representing interest........................                42,000
                                                                          --------
Present value of net minimum lease payments.................              $207,000
                                                                          ========

NOTE 6 -- DEBT:

  Short-Term Debt Due Banks

     The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                                 2003         2002
                                                              ----------   ----------
Borrowings of United Kingdom subsidiary under line of credit
  at bank's rate plus 1 1/2%................................  $1,524,000   $1,050,000
                                                              ==========   ==========

     The United Kingdom subsidiary has a revolving credit facility agreement which provides a line of credit of 1,070,000 pounds sterling ($1,691,000 at the March 31, 2003 exchange rate) including letters of credit through June 30, 2003. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 3.75% and 4% at March 31, 2003 and 2002, respectively. The United Kingdom operations had available unused lines of credit of $17,000 at March 31, 2003. The United Kingdom short-term bank borrowings are collateralized by assets of the United Kingdom subsidiary which have a book value of $673,000 at March 31, 2003. The United States operation does not provide a corporate guarantee or any security for the United Kingdom revolving credit facility. The weighted average interest rate on short-term borrowings in 2003 and 2002 was 3.5% and 4.4%, respectively.

  Long-Term Debt

     The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                                2003       2002
                                                              --------   --------
Capital lease obligations (Note 5)..........................  $207,000   $235,000
Less: current amounts.......................................    80,000     85,000
                                                              --------   --------
                                                              $127,000   $150,000
                                                              ========   ========

     The United States revolving credit facility agreement provides a line of credit of up to $13,000,000 including letters of credit, through October 31, 2005. The agreement allows the Company to borrow at prime minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 75 basis points at March 31, 2003 and prime minus 125 basis points at March 31, 2002.

     The agreement allows the Company at any time to convert balances outstanding not less than $2,000,000 and up to $9,000,000 into a two-year term loan. Under this conversion feature which is available through October 2005, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. The bank's prime rate was 4.25% and 4.75% at March 31, 2003 and 2002, respectively. The United States operations had available unused lines of credit of $11,756,000 at March 31, 2003.

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

NOTE 7 -- FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2003 and 2002, the Company had no significant concentrations of credit risk.

  Letters of Credit:

     The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2003 and 2002, the Company was contingently liable on outstanding standby letters of credit aggregating $1,394,000 and $558,000, respectively.

  Foreign Exchange Risk Management:

     The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2003 and 2002, there were no foreign exchange forward contracts held by the Company.

  Fair Value of Financial Instruments:

     The estimates of the fair value of financial instruments are summarized as follows:

          INVESTMENTS -- The fair value of investments at March 31, 2003 and 2002 approximated the carrying value.

          SHORT-TERM DEBT -- The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

          LONG-TERM DEBT -- The carrying values of credit facilities with variable rates of interest approximate fair values.

NOTE 8 -- INCOME TAXES:

     An analysis of the components of pre-tax income (loss) is presented below:

                                                       2003        2002        2001
                                                     --------   ----------   ---------
United States......................................  $305,000   $2,751,000   $ (81,000)
United Kingdom.....................................  (113,000)     726,000      55,000
                                                     --------   ----------   ---------
                                                     $192,000   $3,477,000   $ (26,000)
                                                     ========   ==========   =========
The provision (benefit) for income taxes consists
  of:
Current:
  Federal..........................................  $ 36,000   $  695,000   $(555,000)
  State............................................    41,000      131,000      36,000
                                                     --------   ----------   ---------
                                                       77,000      826,000    (519,000)
                                                     --------   ----------   ---------
Deferred:
  Federal..........................................    26,000      111,000     274,000
  State............................................   (27,000)      14,000      11,000
  United Kingdom...................................   (17,000)     221,000      13,000
                                                     --------   ----------   ---------
                                                      (18,000)     346,000     298,000
                                                     --------   ----------   ---------
Total provision (benefit) for income taxes.........  $ 59,000   $1,172,000   $(221,000)
                                                     ========   ==========   =========

     The reconciliation of the provision (benefit) calculated using the United States federal tax rate with the provision for income taxes presented in the financial statements is as follows:

                                                       2003        2002        2001
                                                      -------   ----------   ---------
Provision (Benefit) for income taxes at federal
  rate..............................................  $65,000   $1,182,000   $  (9,000)
Difference between foreign and U.S. tax rates.......    4,000      (29,000)     (1,000)
State taxes.........................................               100,000      35,000
Charges not deductible for income tax purposes......   72,000       59,000      29,000
Recognition of tax benefit generated by
  extraterritorial income exclusion.................  (79,000)    (121,000)
Recognition of tax benefit generated by foreign
  sales corporation.................................                           (98,000)
Tax credits.........................................   (3,000)     (14,000)    (11,000)
Reversal of tax reserve.............................                          (172,000)
Other...............................................                (5,000)      6,000
                                                      -------   ----------   ---------
Provision (Benefit) for income taxes................  $59,000   $1,172,000   $(221,000)
                                                      =======   ==========   =========

     The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset follows:

                                                 2003                     2002
                                        ----------------------   ----------------------
                                          UNITED      UNITED       UNITED      UNITED
                                          STATES      KINGDOM      STATES      KINGDOM
                                        ----------   ---------   ----------   ---------
Depreciation..........................  $ (781,000)  $ (49,000)  $ (628,000)  $ (36,000)
Accrued compensation..................     402,000                  446,000
Accrued pension liability.............     631,000                  436,000
Accrued postretirement benefits.......   1,319,000                1,309,000
Compensated absences..................     537,000                  563,000
Inventories...........................     208,000     107,000        1,000      67,000
Warranty liability....................     231,000                   71,000
Restructuring reserve.................     152,000
Liquidated damages liability..........      41,000
Foreign loss carryforwards............                 699,000                  644,000
New York State investment tax
  credit..............................     138,000                  107,000
Other.................................      94,000                   79,000      (5,000)
                                        ----------   ---------   ----------   ---------
                                         2,972,000     757,000    2,384,000     670,000
Less: Valuation allowance.............                (322,000)                (292,000)
                                        ----------   ---------   ----------   ---------
Deferred income tax asset.............  $2,972,000   $ 435,000   $2,384,000   $ 378,000
                                        ==========   =========   ==========   =========

     Deferred income taxes include the impact of foreign net operating loss carryforwards which may be carried forward indefinitely and investment tax credits which expire from 2008 to 2018. A valuation allowance of $322,000 at March 31, 2003 is deemed adequate to reserve for the foreign net loss carryforwards which are not considered probable of realization.

     The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At March 31, 2003, such undistributed earnings totaled $1,221,000. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

NOTE 9 -- EMPLOYEE BENEFIT PLANS:

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

     The components of pension cost are:

                                                       2003        2002        2001
                                                     ---------   ---------   ---------
Service cost-benefits earned during the period.....  $ 398,000   $ 372,000   $ 352,000
Interest cost on projected benefit obligation......    892,000     826,000     768,000
Expected return on assets..........................   (759,000)   (908,000)   (884,000)
Amortization of: Transition asset..................    (44,000)    (44,000)    (44,000)
  Unrecognized prior service cost..................      4,000
  Actuarial loss...................................     81,000
                                                     ---------   ---------   ---------
Net pension cost...................................  $ 572,000   $ 246,000   $ 192,000
                                                     =========   =========   =========

The actuarial assumptions are:
Discount rate used to determine projected benefit
  obligation.......................................   6 3/4%      7 1/4%      7 1/4%
Rate of increase in compensation levels............     3%          3%          3%
Expected rate of return on plan assets.............     9%          9%          9%

     Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

                                                                2003          2002
                                                             -----------   -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year........  $12,388,000   $11,619,000
  Service cost.............................................      361,000       335,000
  Interest cost............................................      892,000       826,000
  Plan amendments..........................................       58,000
  Actuarial loss...........................................    1,170,000        12,000
  Benefit payments.........................................     (407,000)     (404,000)
                                                             -----------   -----------
  Projected benefit obligation at end of year..............  $14,462,000   $12,388,000
                                                             ===========   ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year...........  $ 8,517,000   $10,268,000
  Actual return on plan assets.............................   (1,207,000)   (1,294,000)
  Employer contribution....................................    1,995,000
  Benefit and administrative expense payments..............     (407,000)     (457,000)
                                                             -----------   -----------
  Fair value of plan assets at end of year.................  $ 8,898,000   $ 8,517,000
                                                             ===========   ===========

                                                                2003          2002
                                                             -----------   -----------
Funded status
  Funded status at end of year.............................  $(5,564,000)  $(3,872,000)
  Unrecognized transition obligation.......................      (60,000)     (103,000)
  Unrecognized prior service cost..........................       51,000        (2,000)
  Unrecognized actuarial loss..............................    5,326,000     2,309,000
                                                             -----------   -----------
  Net amounts recognized...................................  $  (247,000)  $(1,668,000)
                                                             ===========   ===========

     The Company recognized an additional minimum pension liability for the underfunded defined benefit plan. The additional minimum pension liability is equal to the excess of the accumulated benefit obligation over plan assets and the accrued liability. Amounts recognized in the Consolidated Balance Sheets consist of the following:

                                                                2003          2002
                                                             -----------   -----------
Accrued benefit liability..................................  $(1,975,000)  $(1,668,000)
Intangible asset...........................................       51,000
Deferred tax asset.........................................      587,000
Accumulated other comprehensive income.....................    1,090,000
                                                             -----------   -----------
                                                             $  (247,000)  $(1,668,000)
                                                             ===========   ===========

     The current portion of the pension liability as of March 31, 2003 and 2002 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

     Assets of the United States plan consist primarily of equity securities at March 31, 2003 and 2002. The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years.

     The Company has a Supplemental Executive Retirement Plan which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 2003, 2002, and 2001 related to this plan was $27,000, $26,000, and $0, respectively. At March 31, 2003 and 2002, the related liability was $145,000 and $118,000, respectively, and is included in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

     The Company has defined contribution plans covering substantially all employees. Company contributions to the domestic plan are based on the profitability of the Company and amounted to $0, $669,000, and $43,000 in 2003, 2002, and 2001, respectively. Company contributions to the United Kingdom plan are based on a percentage of base salary which varies with the participant's age. Company contributions were $120,000, $73,000 and $69,000 in 2003, 2002 and 2001, respectively.

     The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The accrued compensation liability under this plan was $561,000 and $647,000 at March 31, 2003 and 2002, respectively.

  Other Postretirement Benefits

     In addition to providing pension benefits, the Company has a United States plan which provides health care benefits for eligible retirees and eligible survivors of retirees.

     The components of postretirement benefit cost are:

                                                         2003       2002       2001
                                                       --------   --------   --------
Service cost -- benefits earned during the period....  $ 50,000   $ 50,000   $ 51,000
Interest cost on accumulated benefit obligation......   182,000    180,000    176,000
Amortization of prior service cost...................   (87,000)   (87,000)   (87,000)
                                                       --------   --------   --------
Net postretirement benefit cost......................  $145,000   $143,000   $140,000
                                                       ========   ========   ========

     The assumptions used to develop the accrued postretirement benefit obligation were:

                                                         2003       2002       2001
                                                       --------   --------   --------
Discount rate........................................   6 3/4%     7 1/4%     7 1/4%
Medical care cost trend rate.........................     8%       8 1/2%       7%

     The medical care cost trend rate used in the actuarial computation ultimately reduces to 4 1/2% in 2010 and subsequent years. This was accomplished using 1/2% decrements for the years 2004 through 2010.

     Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

                                                             2003             2002
                                                          -----------      -----------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.....  $ 2,650,000      $ 2,567,000
  Service cost..........................................       50,000           50,000
  Interest cost.........................................      182,000          180,000
  Participant contributions.............................       35,000           30,000
  Actuarial (gain) loss.................................       63,000           (2,000)
  Benefit payments......................................     (154,000)        (175,000)
                                                          -----------      -----------
  Projected benefit obligation at end of year...........  $ 2,826,000(1)   $ 2,650,000
                                                          ===========      ===========
Change in fair value of plan assets
  Fair value of plan assets at beginning of year........  $         0      $         0
  Employer contribution.................................      119,000          145,000
  Participants' contributions...........................       35,000           30,000
  Benefit payments......................................     (154,000)        (175,000)
                                                          -----------      -----------
  Fair value of plan assets at end of year..............  $         0      $         0
                                                          ===========      ===========
Funded status
  Funded status at end of year..........................  $(2,826,000)     $(2,650,000)
  Unrecognized prior service cost.......................     (522,000)        (609,000)
  Unrecognized actuarial gain...........................      (35,000)         (99,000)
                                                          -----------      -----------
  Net amounts recognized................................  $(3,383,000)(1)  $(3,358,000)
                                                          ===========      ===========

---------------
(1) On February 4, 2003, the Employee Benefits Committee of the Board of Directors of the Board of Directors irrevocably terminated postretirement health care benefits for current US employees, however, benefits payable to retirees of record on April 1, 2003 remained unchanged. The accrued postretirement benefit liability included in the Consolidated Balance Sheet at March 31, 2003 does not reflect the reduced obligation to plan participants due to the plan curtailment and negative plan amendment, which is approximately $2,322,000. The liability will be reduced and the related income will be recognized over the next 12 years.

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

NOTE 10 -- STOCK COMPENSATION PLANS:

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

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are credited to each outside director's account for each of the first five full fiscal years of the director's service when the profit target of $500,000 is met. The share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan in 2003, 2002, and 2001 was $0, $50,000, and $0, respectively.

     Information on options under the Company's plans is as follows:

                                                                               WEIGHTED
                                                         OPTION      SHARES    AVERAGE
                                                         PRICE        UNDER    EXERCISE
                                                         RANGE       OPTION     PRICE
                                                      ------------   -------   --------
Outstanding at March 31, 2000.......................  $ 6.58-21.44   182,250    $13.54
Granted.............................................     $11.00       31,000    $11.00
Exercised...........................................  $  6.58-8.42    (7,050)   $ 7.71
Expired.............................................     $21.44       (8,700)   $21.44
                                                                     -------

Outstanding at March 31, 2001.......................  $ 6.58-21.44   197,500    $13.00
Granted.............................................  $11.70-12.10    37,750    $11.77
Exercised...........................................  $  6.58-8.08   (18,927)   $ 7.66
Expired.............................................  $ 8.00-21.44   (18,150)   $18.45
                                                                     -------

Outstanding at March 31, 2002.......................  $ 7.50-21.44   198,173    $12.78
Granted.............................................     $7.50        32,000    $ 7.50
Cancelled...........................................     $21.44       (4,200)   $21.44
                                                                     -------

Outstanding at March 31, 2003.......................  $ 7.50-21.44   225,973    $11.87
                                                                     =======

     At March 31, 2003, the options outstanding had a weighted average remaining contractual life of 6.42 years. There were 224,773 options exercisable at March 31, 2003 which had a weighted average exercise price of $11.84. The remaining options are exercisable at a rate of 20 percent per year from the date of grant. The outstanding options expire May 2003 to October 2012. Options available for future grants were 128,750 at March 31, 2003 and 156,550 at March 31, 2002.

NOTE 11 -- SHAREHOLDER RIGHTS PLAN:

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

NOTE 12 -- OTHER INCOME AND EXPENSE:

     During fiscal year 2003, an order from a customer in the electric power generating industry that was previously suspended was cancelled. The contract for the cancelled order entitled the Company to a cancellation charge of $2,155,000, which was paid to the Company in March 2003. This income, net of costs incurred on the contract of $354,000, is presented in the caption "Other Income" in the 2003 Consolidated Statement of Operations.

     In January 2003, the workforce in the United States was restructured by eliminating positions at the staff and senior management levels in an effort to reduce costs. As a result, a restructuring charge of $658,000 was recognized, which included severance and related employee benefit costs. This charge is also included in the caption "Other Expense" in the 2003 Consolidated Statement of Operations. As of March 31, 2003, the liability included in the Consolidated Balance Sheet related to this restructuring is $390,000.

     In January 2002, the Company received notice from a customer to cancel four orders for the electric power generating industry. The contracts for the cancelled orders entitled the Company to cancellation charges amounting to $4,168,000 which was paid to the Company in April 2002. This income, net of costs incurred on the contracts of $179,000, is presented separately in the caption "Other Income" in the 2002 Consolidated Statement of Operations.

NOTE 13 -- RELATED PARTY TRANSACTIONS:

     In April 2000, the Board of Directors adopted a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 160,000 shares of the Company's common stock that was held as treasury stock. Of the amount authorized, eligible participants purchased 117,800 shares at fair market value. The eligible participants paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares. The notes receivable are fixed rate interest bearing notes with a term of ten years. The notes are repayable in equal quarterly installments beginning June 30, 2002. The notes, which are full recourse notes, contain certain provisions which grant a security interest to the Company in the shares and any proceeds from the sale of the shares.

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

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Sales to external customers:
  U.S.........................................  $43,960,000   $41,085,000   $40,665,000
  U.K.........................................    5,418,000     6,311,000     3,768,000
                                                -----------   -----------   -----------
     Total....................................  $49,378,000   $47,396,000   $44,433,000
                                                ===========   ===========   ===========
Intersegment sales:
  U.S.........................................  $    34,000   $    30,000   $    21,000
  U.K.........................................    1,432,000     1,121,000     1,607,000
                                                -----------   -----------   -----------
     Total....................................  $ 1,466,000   $ 1,151,000   $ 1,628,000
                                                ===========   ===========   ===========
Interest income:
  U.S.........................................  $    32,000   $    77,000   $   342,000
  U.K.........................................
                                                -----------   -----------   -----------
     Total....................................  $    32,000   $    77,000   $   342,000
                                                ===========   ===========   ===========
Interest expense:
  U.S.........................................  $    46,000   $    89,000   $   294,000
  U.K.........................................       53,000        61,000        34,000
                                                -----------   -----------   -----------
     Total....................................  $    99,000   $   150,000   $   328,000
                                                ===========   ===========   ===========
Depreciation and amortization:
  U.S.........................................  $   704,000   $   774,000   $   776,000
  U.K.........................................      207,000       182,000       172,000
                                                -----------   -----------   -----------
     Total....................................  $   911,000   $   956,000   $   948,000
                                                ===========   ===========   ===========
Income tax provision (benefit):
  U.S.........................................  $    54,000   $   964,000   $  (199,000)
  U.K.........................................      (17,000)      221,000        13,000
                                                -----------   -----------   -----------
     Total....................................  $    37,000   $ 1,185,000   $  (186,000)
                                                ===========   ===========   ===========
Segment net income (loss):
  U.S.........................................  $   186,000   $ 1,826,000   $   224,000
  U.K.........................................      (96,000)      505,000        41,000
                                                -----------   -----------   -----------
     Total....................................  $    90,000   $ 2,331,000   $   265,000
                                                ===========   ===========   ===========

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Segment assets:
  U.S.........................................  $36,032,000   $42,446,000   $35,737,000
  U.K.........................................    6,026,000     5,127,000     4,665,000
                                                -----------   -----------   -----------
     Total....................................  $42,058,000   $47,573,000   $40,402,000
                                                ===========   ===========   ===========
Expenditures for long-lived assets:
  U.S.........................................  $   800,000   $   607,000   $ 1,025,000
  U.K.........................................      143,000        81,000        99,000
                                                -----------   -----------   -----------
     Total....................................  $   943,000   $   688,000   $ 1,124,000
                                                ===========   ===========   ===========

     The operating segment information above is reconciled to the consolidated totals as follows:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
NET SALES
Total sales for operating segments............  $50,844,000   $48,547,000   $46,061,000
Elimination of intersegment sales.............   (1,466,000)   (1,151,000)   (1,628,000)
                                                -----------   -----------   -----------
Net sales.....................................  $49,378,000   $47,396,000   $44,433,000
                                                ===========   ===========   ===========
INCOME TAX PROVISION (BENEFIT)
Total segment income tax provision
  (benefit)...................................  $    37,000   $ 1,185,000   $  (186,000)
Eliminations..................................       22,000       (13,000)      (35,000)
                                                -----------   -----------   -----------
Provision (Benefit) for income taxes..........  $    59,000   $ 1,172,000   $  (221,000)
                                                ===========   ===========   ===========
NET INCOME
Total segment net income......................  $    90,000   $ 2,331,000   $   265,000
Eliminations..................................       43,000       (26,000)      (70,000)
                                                -----------   -----------   -----------
Net income....................................  $   133,000   $ 2,305,000   $   195,000
                                                ===========   ===========   ===========
ASSETS
Total segment assets..........................  $42,058,000   $47,573,000   $40,402,000
Elimination of corporate investment in
  subsidiaries................................   (3,521,000)   (3,521,000)   (3,521,000)
Elimination of profit in inventory............     (257,000)     (348,000)     (273,000)
                                                -----------   -----------   -----------
Total assets..................................  $38,280,000   $43,704,000   $36,608,000
                                                ===========   ===========   ===========

     Total segment interest income, interest expense, depreciation and amortization and expenditures for long-lived assets are equivalent to the consolidated totals for each of these items. Operating segments incurred research and development costs of $187,000, $248,000, and $250,000 in 2003, 2002, and 2001, respectively.

     Net sales by product line follows:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Heat transfer equipment.......................  $26,548,000   $24,482,000   $19,366,000
Vacuum equipment..............................   21,064,000    21,092,000    21,999,000
All other.....................................    1,766,000     1,822,000     3,068,000
                                                -----------   -----------   -----------
Net sales.....................................  $49,378,000   $47,396,000   $44,433,000
                                                ===========   ===========   ===========

     The breakdown of net sales and long-lived assets by geographic area is:

                                                   2003          2002          2001
                                                -----------   -----------   -----------
Net Sales:
  Africa......................................  $   398,000   $ 1,682,000   $   116,000
  Asia........................................    2,088,000     1,725,000     3,567,000
  Australia & New Zealand.....................       18,000         9,000        35,000
  Canada......................................    4,608,000     2,411,000     5,796,000
  Mexico......................................      136,000       400,000       511,000
  Middle East.................................    4,912,000     1,129,000     1,895,000
  South America...............................      964,000     4,086,000       747,000
  United States...............................   31,010,000    31,618,000    27,811,000
  Western Europe..............................    5,156,000     4,167,000     3,824,000
  Other.......................................       88,000       169,000       131,000
                                                -----------   -----------   -----------
  Net sales...................................  $49,378,000   $47,396,000   $44,433,000
                                                ===========   ===========   ===========
Long-Lived Assets:
  United States...............................  $ 8,733,000   $ 8,694,000   $ 8,889,000
  United Kingdom..............................    1,075,000     1,032,000     1,124,000
                                                -----------   -----------   -----------
     Total....................................  $ 9,808,000   $ 9,726,000   $10,013,000
                                                ===========   ===========   ===========

QUARTERLY FINANCIAL DATA (UNAUDITED):

     A capsule summary of the Company's unaudited quarterly results for 2003 and 2002 is presented below:

                                           SECOND         THIRD        FOURTH
                         FIRST QUARTER     QUARTER       QUARTER       QUARTER           TOTAL YEAR
                         -------------   -----------   -----------   -----------         -----------
2003
Net sales..............   $10,168,000    $11,437,000   $13,703,000   $14,070,000         $49,378,000
Gross profit...........     1,794,000      2,235,000     2,568,000     2,753,000           9,350,000
Net income (loss)......      (456,000)      (353,000)     (178,000)    1,120,000(1)(2)       133,000
Per share:
  Net income (loss):
     Basic.............          (.27)          (.21)         (.11)          .67                 .08
     Diluted...........          (.27)          (.21)         (.11)          .67                 .08
Market price range.....  9.05 - 11.00    8.10 - 9.40   6.84 - 10.30  7.50 - 9.20         6.84 - 11.00

2002
Net sales..............   $ 9,581,000    $14,082,000   $11,810,000   $11,923,000         $47,396,000
Gross profit...........     1,599,000      3,086,000     3,141,000     2,251,000          10,077,000
Net income (loss)......      (609,000)       349,000       354,000     2,211,000(1)        2,305,000
Per share:
  Net income (loss):
     Basic.............          (.37)           .21           .21          1.33                1.40
     Diluted...........          (.37)           .21           .21          1.32                1.38
Market price range.....  7.80 - 12.80    7.25 - 12.35  7.80 - 14.80  9.75 - 12.35        7.25 - 14.80

---------------

(1) In the fourth quarter, the Company recognized income from cancellation charges, net of related costs, of $1,801,000 and $3,989,000 in 2003 and 2002, respectively. (See Note 12).

(2) In the fourth quarter of 2003, the Company recognized a restructuring charge of $658,000. (See Note 12).

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  Graham Corporation
Batavia, New York

     We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 16, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for under this Item is set forth in statements under "Election of Directors" on page 5 and "Executive Officers" on page 8 of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for under this Item is set forth in statements under "Compensation of Directors" on page 7 of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders and also under "Executive Compensation" on pages 8 to 13 of such proxy statement, which statements are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management" on pages 2-4 of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(b) SECURITY OWNERSHIP OF MANAGEMENT

     The information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management" on pages 2-4, "Election of Directors" on page 5 and "Executive Compensation" on pages 8 to 13 of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(c) CHANGES IN CONTROL

     (Not applicable.)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for under this Item is set forth in statements under "Certain Relationships and Related Transactions" on page 16 of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer each have independently evaluated the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the filing of this Annual Report on Form 10-K and each regards such controls as satisfactorily effective.

     There have been no significant changes to any such controls or in other factors that could significantly affect such controls, subsequent to the date of their evaluation by each of the CEO and the CFO.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not applicable for fiscal years ending before December 15, 2003.

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Consolidated Statements of Operations for the Fiscal Years
     ended March 31, 2003, 2002 and 2001.........................          15
(B)  Consolidated Balance Sheets as of March 31, 2003 and 2002...          16
(C)  Consolidated Statements of Cash Flows for the Fiscal Years
     ended March 31, 2003, 2002 and 2001.........................          17
(D)  Consolidated Statements of Changes in Shareholders' Equity
     for the Fiscal Years ended March 31, 2003, 2002 and 2001....          18
(E)  Notes to Consolidated Financial Statements..................       19-35
(F)  Quarterly Financial Data....................................          35
(G)  Independent Auditors' Report................................          36

     (a) (2) In addition to the above, the following Financial Statement Schedules and related information are required to be filed as part of this Annual Report on Form 10-K by Items 8 and 14(d) of Form 10-K:

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Independent Auditors' Report on Financial Statement                 39
     Schedules...................................................
     Financial Statement Schedules for the Fiscal Years ended
     March 31, 2003, 2002 and 2001 as follows:
     (ii) Valuation and Qualifying Accounts (Schedule II)........        40

     Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

     No items have been reported on Form 8-K since the Company's filing of Form 10-Q for the quarter ended December 31, 2002.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
  Graham Corporation
Batavia, New York

     We have audited the consolidated financial statements of Graham Corporation and subsidiaries as of March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003 and have issued our report thereon dated May 16, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Graham Corporation and subsidiaries, listed in Item 16. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
May 16, 2003

                      GRAHAM CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                            BEGINNING     COSTS AND       OTHER                       END OF
DESCRIPTION                                 OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                                 ----------    ----------    ----------    ----------    ----------
Year ended March 31, 2003
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts
      receivable..........................   $ 76,000     $  (4,000)(c)  $  5,000(b)  $ (42,000)     $ 35,000
    Reserve for inventory obsolescence....     90,000                       9,000(a)    (25,000)(d)    74,000
  Reserves included in the balance sheet
    caption
    Accrued expenses
      Restructuring reserve...............          0       658,000                    (268,000)      390,000
                                             --------     ---------      --------     ---------      --------
                                             $166,000     $ 654,000      $ 14,000     $ 335,000      $499,000
                                             ========     =========      ========     =========      ========
Year ended March 31, 2002
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts
      receivable..........................   $ 24,000     $  87,000      $  1,000(b)  $ (36,000)     $ 76,000
    Reserve for inventory obsolescence....     40,000        50,000                                    90,000
                                             --------     ---------      --------     ---------      --------
                                             $ 64,000     $ 137,000      $  1,000     $ (36,000)     $166,000
                                             ========     =========      ========     =========      ========
Year ended March 31, 2001
  Reserves deducted from the asset to
    which they apply:
    Reserve for doubtful accounts
      receivable..........................   $ 23,000     $ (11,000)(c)  $ 12,000(b)                 $ 24,000
    Reserve for inventory obsolescence....    146,000        12,000       (12,000)(a) $(106,000)(d)    40,000
  Reserves included in the balance sheet
    caption
    Accrued expenses
      Reserve for contingencies...........    700,000       (32,000)(c)                (668,000)(e)         0
                                             --------     ---------      --------     ---------      --------
                                             $869,000     $ (31,000)     $      0     $(774,000)     $ 64,000
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

     (a) (3) The following exhibits are required to be filed by Item 14(c) of Form 10-K:

  EXHIBIT
    NO.
-----------
     *3.1     Articles of Incorporation of Graham Corporation
     +3.2     By-laws of Graham Corporation
     *4.1     Certificate of Incorporation of Graham Corporation (included as Exhibit 3.1)
    **4.2     Stockholder Rights Plan of Graham Corporation
  ***10.1     1989 Stock Option and Appreciation Rights Plan of Graham
                Corporation
 ****10.2     1995 Graham Corporation Incentive Plan to Increase
                Shareholder Value
    +10.3     Graham Corporation Outside Directors' Long-Term Incentive
                Plan
    +10.4     Employment Contracts between Graham Corporation and Named
                Executive Officers
    +10.5     Senior Executive Severance Agreements with Named Executive
                Officers
   ++10.6     2000 Graham Corporation Incentive Plan to Increase
                Shareholder Value
  +++10.7     Long-Term Stock Ownership Plan of Graham Corporation
     11       Statement regarding computation of per share earnings
              Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements
     21       Subsidiaries of the registrant
     23.1     Consent of Deloitte & Touche LLP
     99.1     Certification Pursuant to 18 U.S.C. Section 1350, As adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.2     Certification Pursuant to 18 U.S.C. Section 1350, As adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                                          GRAHAM CORPORATION

DATE:  June 5, 2003                                              By /s/               J.RONALD HANSEN
                                                        -----------------------------------------------------
                                                                           J. Ronald Hansen
                                                          Vice President-Finance & Administration and Chief
                                                           Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE
                     ---------
                 /s/ ALVARO CADENA                   President and Chief Executive        June 5, 2003
---------------------------------------------------    Officer; Director
                   Alvaro Cadena

               /s/ J. RONALD HANSEN                  Vice President-Finance &             June 5, 2003
---------------------------------------------------    Administration and Chief
                 J. Ronald Hansen                      Financial Officer (Principal
                                                       Accounting Officer)

                /s/ PHILIP S. HILL                   Director                             June 5, 2003
---------------------------------------------------
                  Philip S. Hill

             /s/ CORNELIUS S. VAN REES               Director                             June 5, 2003
---------------------------------------------------
               Cornelius S. Van Rees

               /s/ JERALD D. BIDLACK                 Director; Chairman of the Board      June 5, 2003
---------------------------------------------------
                 Jerald D. Bidlack

               /s/ HELEN H. BERKELEY                 Director                             June 5, 2003
---------------------------------------------------
                 Helen H. Berkeley

               /s/ H. RUSSEL LEMCKE                  Director                             June 5, 2003
---------------------------------------------------
                 H. Russel Lemcke

             /s/ WILLIAM C. DENNINGER                Director                             June 5, 2003
---------------------------------------------------
               William C. Denninger

               /s/ JAMES J. MALVASO                  Director                             June 5, 2003
---------------------------------------------------
                 James J. Malvaso

                                CERTIFICATION OF
                            CHIEF EXECUTIVE OFFICER

I, Alvaro Cadena, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Graham Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 9, 2003                                                     /s/ ALVARO CADENA
                                                         ----------------------------------------------
                                                                         Alvaro Cadena
                                                             President and Chief Executive Officer

                                CERTIFICATION OF
                            CHIEF FINANCIAL OFFICER

I, J. Ronald Hansen, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Graham Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 9, 2003                                                    /s/ J. RONALD HANSEN
                                                         ----------------------------------------------
                                                                        J. Ronald Hansen
                                                                    Vice President-Finance &
                                                             Administration Chief Financial Officer

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

                                    EXHIBITS

                                   FILED WITH

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                            ------------------------

                               GRAHAM CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------