Form 10-Q
period 2003-06-30
GRAHAM CORP
filed 2003-07-28
CIK 716314

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    June 30, 2003

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

                        Yes __X__      No _____

   Indicate   by  check  mark  whether  the  registrant   is   an
accelerated filer (as defined by Rule 12b-2 of the Act).

                        Yes __ __      No __X__

   As of July 25, 2003, there were outstanding 1,626,756 shares of common stock, $.10 per share.

               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                          JUNE 30, 2003

                 PART I - FINANCIAL INFORMATION






























   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of June 30, 2003 and for the three month periods ended June 30, 2003 and 2002 are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2003 Consolidated Balance Sheet was derived from the Company's audited financial statements for the year ended March 31, 2003.

   This part also includes management's discussion and analysis of the Company's financial condition as of June 30, 2003 and its results of operations for the three month period then ended.

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                           June 30,      March 31,
                                             2003           2003
                                             ----           ----
Assets
 Current Assets:
 Cash and equivalents                    $    318,000  $    217,000
 Investments                                4,467,000     6,446,000
 Trade accounts receivable, net             5,977,000     7,295,000
 Inventories                                9,818,000    10,341,000
 Domestic and foreign income taxes
 receivable                                   199,000       259,000
 Deferred income tax asset                  2,199,000     1,846,000
 Prepaid expenses and other current assets    676,000       367,000
                                           ----------    ----------
                                           23,654,000    26,771,000
 Property, plant and equipment, net         9,676,000     9,808,000
 Deferred income tax asset                  1,413,000     1,610,000
 Other assets                                  85,000        91,000
                                          -----------   -----------
                                         $ 34,828,000  $ 38,280,000
                                         ============  ============

                GRAHAM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Concluded)

                                           June 30,      March 31,
                                             2003           2003
                                             ----           ----
Liabilities and Shareholders' Equity
 Current liabilities:
 Short-term debt                        $ 1,814,000   $ 1,524,000
 Current portion of long-term debt           66,000        80,000
 Accounts payable                         2,416,000     4,629,000
 Accrued compensation                     2,788,000     3,283,000
 Accrued expenses and other liabilities   2,132,000     2,344,000
 Customer deposits                        2,227,000     2,132,000
                                         ----------    ----------
                                         11,443,000    13,992,000

 Long-term debt                             127,000       127,000
 Accrued compensation                       243,000       244,000
 Deferred income tax liability               51,000        49,000
 Other long-term liabilities                 60,000        76,000
 Accrued pension liability                1,976,000     1,761,000
 Accrued postretirement benefits          2,689,000     3,238,000
                                         ----------    ----------
 Total liabilities                       16,589,000    19,487,000
                                         ----------    ----------
Shareholders' equity:
 Preferred stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued, 1,724,079 shares at
  June 30, 2003 and 1,716,572
  shares at March 31, 2003                  173,000       172,000
 Capital in excess of par value           4,813,000     4,757,000
 Retained earnings                       18,027,000    18,767,000
 Accumulated other comprehensive loss    (2,855,000)   (2,990,000)
                                         ----------    ----------
                                         20,158,000    20,706,000
Less:
 Treasury stock (99,123 shares on
 June 30, 2003 and 68,323 shares on
 March 31, 2003)                         (1,385,000)   (1,161,000)
 Notes receivable from officers and
  directors                                (534,000)     (752,000)
 Total shareholders' equity              18,239,000    18,793,000
                                        -----------   -----------
                                        $34,828,000   $38,280,000
                                        ===========   ===========

               GRAHAM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS



                                                Three Months
                                                ended June 30,
                                            2003            2002
                                            ----            ----
Net Sales                               $ 8,435,000    $10,168,000
                                        -----------    -----------
Cost and expenses:
Cost of products sold                     7,440,000      8,374,000
Selling, general and administrative       2,407,000      2,468,000
Interest expense                             37,000         17,000
Other income                               (522,000)
                                          9,362,000     10,859,000
                                          ---------     ----------
Loss before income taxes                   (927,000)      (691,000)
Benefit for income taxes                   (269,000)      (235,000)
                                          ---------     ----------
Net loss                                   (658,000)      (456,000)

Retained earnings at beginning of
period                                   18,767,000     18,888,000
Dividends                                   (82,000)
                                        -----------    -----------
Retained earnings at end of period      $18,027,000    $18,432,000
                                        ===========    ===========
Per Share Data:
Basic:
Net loss                                      $(.40)         $(.27)
Diluted:                                      ======         =====
Net loss                                      $(.40)         $(.27)
                                              =====          =====

               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Three Months
                                               Ended June 30,

                                              2003         2002
                                              ----         ----
Operating activities:
Net loss                                 $  (658,000)   $  (456,000)
                                         -----------    -----------

Adjustments to reconcile net loss to net
cash provided (used) by operating
activities:
Depreciation and amortization                240,000        218,000
(Increase) Decrease in operating assets:
 Accounts receivable                       1,399,000      7,478,000
 Inventory, net of customer deposits         737,000        171,000
 Prepaid expenses and other current and non-
  current assets                            (293,000)      (146,000)
Increase (Decrease) in operating
liabilities:
 Accrued compensation, accrued pension
  liability, and accrued postemployment
  benefits                                  (336,000)       101,000
 Domestic and foreign income taxes            61,000     (1,210,000)
 Deferred income taxes                      (129,000)        (6,000)
                                         -----------    -----------
  Total adjustments                       (1,416,000)     3,903,000
                                         -----------    -----------
 Net cash provided (used) by operating
  activities                              (2,074,000)     3,447,000
                                         -----------    -----------

               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)


                                                Three Months
                                               Ended June 30,

                                              2003         2002
                                              ----         ----
Investing activities:
 Purchase of property, plant and equipment      (58,000)     (145,000)
 Collection of notes receivable from
  officers and directors                         14,000        19,000
 Purchase of investments                     (1,500,000)   (8,462,000)
 Redemption of investments at maturity        3,500,000     2,500,000
                                            -----------   -----------
 Net cash provided (used) by investing        1,956,000    (6,088,000)
  activities                                -----------   -----------

Financing activities:
 Increase (Decrease) in short-term debt         209,000       (86,000)
 Proceeds from issuance of long-term debt     5,350,000
 Principal repayments on long-term debt      (5,376,000)      (19,000)
 Issuance of common stock                        57,000
 Acquisition of treasury stock                  (20,000)
                                            -----------   -----------
 Net cash provided (used) by financing          220,000      (105,000)
  activities                                -----------   -----------

 Effect of exchange rate changes on cash         (1,000)        8,000
                                            -----------   -----------
 Net increase (decrease) in cash and            101,000    (2,738,000)
  equivalents

 Cash and equivalents at beginning of           217,000     2,901,000
  period                                    -----------   -----------

 Cash and equivalents at end of period      $   318,000   $   163,000
                                            ==========    ===========

               GRAHAM CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL INFORMATION
                          JUNE 30, 2003



NOTE 1 - INVENTORIES
---------------------------------------------------------------------
   Major classifications of inventories are as follows:


                                           June 30,      March 31,
                                             2003           2003
                                           --------      ---------
Raw materials and supplies              $ 1,819,000    $ 2,417,000
Work in process                          12,630,000     14,968,000
Finished products                         2,901,000      1,937,000
                                        -----------    -----------
                                         17,350,000     19,322,000
Less - progress payments                  7,444,000      8,907,000
     - inventory reserve                     88,000         74,000
                                        -----------    -----------
                                        $ 9,818,000    $10,341,000
                                        ===========    ===========

NOTE 2 - STOCK-BASED COMPENSATION
---------------------------------------------------------------------
     In   2003,   the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about
the   method   of   accounting  used  for  stock-based   employee
compensation, and the effect of the method used when reporting financial results.

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

     Under the intrinsic value method, no compensation expense has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the optional methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                          Three months
                                          ended June 30,
                                         2003          2002
                                         ----          ----
Net loss as reported                  $(658,000)      $(456,000)
Stock-based employee
compensation cost
net of related tax
benefits                                (11,000)         (1,000)
                                      ---------       ---------
Pro forma net loss                    $(669,000)      $(457,000)
                                      =========       =========
Basic loss per
 share               As reported          $(.40)          $(.27)
                     Pro forma            $(.41)          $(.28)

Diluted loss per
share                As reported          $(.40)          $(.27)
                     Pro forma            $(.41)          $(.28)

   For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

                                          2003           2002
                                          ----           ----
Expected life                            5 years        5 years
Volatility                               50.06%         50.00%
Risk-free interest rate                   2.25%          2.81%
Dividend yield                            2.40%          2.35%


NOTE 3 - EARNINGS (LOSS) PER SHARE:
---------------------------------------------------------------------
   Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common shares outstanding includes share equivalent units which are contingently issuable shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and, when
applicable,  potential  common  shares  outstanding  during   the
period.   A reconciliation of the numerators and denominators  of
basic and diluted earnings (loss) per share is presented below:

                                               Three months
                                              ended June 30,
                                            2003          2002
                                            ----          ----
Basic loss per share

Numerator:
Net loss                                $ (658,000)      $ (456,000)
                                        ----------       ----------
Denominator:
Weighted common shares outstanding       1,619,000        1,648,000
Share equivalent units (SEU) outstanding
                                            16,000           11,000
Weighted average shares and SEU's       ----------       ----------
outstanding                              1,635,000        1,659,000
                                        ----------       ----------
Basic loss per share                         $(.40)           $(.27)
                                             =====            =====
Diluted loss per share

Numerator:
Net loss                                $ (658,000)      $ (456,000)
                                        ----------       ----------
Denominator:
Weighted average common and potential
common shares outstanding
                                         1,635,000        1,659,000
                                        ----------       ----------
Diluted loss per share                       $(.40)           $(.27)
                                             =====            =====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share as the effect would be antidilutive due to the net loss.

NOTE 4 - PRODUCT WARRANTY LIABILITY
---------------------------------------------------------------------
   The reconciliation of the changes in the product warranty liability is as follows:

                                               Three months
                                              ended June 30,
                                            2003          2002
                                            ----          ----
Balance at beginning of period           $ 592,000      $182,000
Expense for product warranties              75,000       200,000
Product warranty claims paid              (281,000)      (22,000)
                                         ---------      --------
Balance at end of period                 $ 386,000      $360,000
                                         =========      ========

NOTE 5 - CASH FLOW STATEMENT
---------------------------------------------------------------------
   Interest paid was $31,000 and $17,000 for the three months ended June 30, 2003 and 2002, respectively. In addition, income taxes paid (refunded) were $(202,000) and $981,000 for the three months ended June 30, 2003 and 2002, respectively.

   Non-cash activities during the three months ended June 30, 2003 included capital expenditures totaling $11,000 which were financed through the issuance of capital leases and dividends of $82,000 which were recorded but not paid. There were no non-cash activities during the three months ended June 30, 2002.



NOTE 6 - COMPREHENSIVE INCOME
---------------------------------------------------------------------
   Total  comprehensive loss was $523,000 and  $271,000  for  the
three  months ended June 30, 2003 and 2002, respectively.   Other
comprehensive   income  included  foreign  currency   translation
adjustments of $135,000 and $185,000 for the quarters ended  June
30, 2003 and 2002, respectively.



NOTE 7 - OTHER INCOME
---------------------------------------------------------------------
   On February 4, 2003, the Employee Benefits Committee of the Board of Directors irrevocably terminated postretirement health care benefits for current U.S. employees, however, benefits
payable   to  retirees  of  record  on  April  1,  2003  remained
unchanged. As a result of the plan change, a curtailment gain of $522,000 was recognized. This gain is included in the caption "Other Income" in the Consolidated Statement of Operations and Retained Earnings.

NOTE 8 - SEGMENT INFORMATION
---------------------------------------------------------------------
   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures
vacuum  equipment.   Operating segment information  is  presented
below:


                                               Three months
                                              ended June 30,
                                             2003         2002
                                             ----         ----
Sales to external customers
U.S.                                       $7,611,000   $ 8,995,000
U.K.                                          824,000     1,173,000
                                           ----------   -----------
Total                                      $8,435,000   $10,168,000
                                           ==========   ===========
Intersegment sales
U.S.                                       $   28,000   $    20,000
U.K.                                          341,000       419,000
                                           ----------   -----------
Total                                      $  369,000   $   439,000
                                           ==========   ===========
Segment net loss
U.S.                                       $ (512,000)  $  (566,000)
U.K.                                         (298,000)      (13,000)
                                           ----------   -----------
Total                                      $ (810,000)  $  (579,000)
                                           ==========   ===========

   The segment net loss above is reconciled to the consolidated totals as follows:

Total segment net loss                     $ (810,000)  $  (579,000)
Eliminations                                  152,000       123,000
                                           ----------   -----------
Net loss                                   $ (658,000)  $  (456,000)
                                           ==========   ===========

NOTE 9 - RELATED PARTY TRANSACTION
---------------------------------------------------------------------
   On  April  1,  2003,  the Company acquired  30,800  shares  of
common   stock  previously  issued  under  the  Long-Term   Stock
Ownership  Plan  from two former officers.  This transaction  was accounted for as a purchase. The shares were redeemed at the original issue price of $7.25, as compared to a market price at the time of the closing of $7.55. This transaction resulted in a $224,000 increase to treasury stock, a $204,000 reduction in notes receivable from officers and directors and cash payments to
former   officers.    The  cash  payments   approximate   amounts
previously paid on the notes.

               GRAHAM CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          June 30, 2003

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


Results of Operations
---------------------
   Consolidated sales decreased 17% in the first quarter of fiscal year ending (FYE) March 31, 2004 compared to the same three month period one year ago. Sales from USA and UK operations for the current quarter (including intersegment sales) decreased 15% and 27%, respectively. The decreases are attributable to fewer shippable goods and, in addition, in the USA, fewer workable contracts qualifying for percentage-of-completion revenue recognition. Consolidated backlog on April 1, 2003 was 26% less than the backlog at April 1, 2002 due to fewer new orders booked in FYE 2003.

   Cost of sales as a percent of sales for the first quarter was 88% compared to 82% a year ago. Costs of sales as a percent of sales for the USA operating segment for the current quarter was 91% compared to 88% for the quarter ended June 30, 2002. For the UK operating segment, cost of sales as a percent of sales increased to 92% from 69% a year ago. UK cost of sales as a percent of sales increased largely due to a decrease in sales dollars greater than a proportionate decrease in manufacturing costs. USA manufacturing costs as a percent of sales increased due to lower sales, product specification complexities and less overhead cost absorbed into inventory due to lower plant activity.

     Selling, general and administrative (SG&A) expenses for the quarter were 2% less than SG&A expenses and for the quarter ended
June 30, 2002.

Results of Operations (concluded)
---------------------
   The  elimination  of postretirement medical  benefits  in  FYE
2003 for all employees and former employees not retired and receiving medical benefits as of April 1, 2003 resulted in a curtailment gain of $522,000. This gain is reported as Other
Income for the current quarter. Other Income for the three months ended June 30, 2002 was zero.

   Interest expense increased from $17,000 for the three month period in fiscal year 2002 to $37,000 in the current period. This increase is attributable to higher levels of borrowings in both the USA and UK. Average borrowings during the first quarter of FYE 2004 and 2003 were $2,673,000 and $1,433,000, respectively. Borrowings in the USA were greater due to fewer advanced progress payments on new orders. Borrowings in the UK increased due to financing working capital needs.

   The effective income tax rate for the first quarter was 29% compared with the quarter ended June 30, 2002 of 34%. The lower effective rate is due to the anticipated impact of the extra territorial income exclusion benefit from foreign shipments.

   The net loss for the quarter ended June 30, 2003 was $658,000 or $.40 per diluted share. This compared to a net loss of $456,000 or $.27 per share for the three months ended June 30, 2002.

Liquidity and Capital Resources
-------------------------------
   Consolidated cash flow from operations was negative $2,074,000 for the three months ended June 30, 2003 as compared to a positive cash flow from operations of $3,447,000 for the quarter ended June 30, 2002. The swing of $5,521,000 is substantially due to reduced cash collections of $6,079,000 in the current quarter. The unusually large cash collections in the first quarter of FYE 2003 was due to significant project cancellation fees invoiced in the fourth quarter of FYE 2002.

   Management   expects  that  the  cash  flow  from  operations,
investments,   and  lines  of  credit  will  provide   sufficient
resources to fund the fiscal year 2004 cash requirements.

   The long-term debt to equity ratio remained constant at 1% on June 30, 2003 and March 31, 2003. The total liabilities to assets ratio is 48% compared to 51% at March 31, 2003. These ratios are reflective of the continued stability and strength of the Company's financial condition.

New Orders and Backlog
----------------------
   New orders for the first quarter were up 38% at $11,233,000 compared to $8,140,000 for the same period last year. Prior to intercompany eliminations, new orders in the United States were $10,353,000 compared to $7,105,000 for the same period in fiscal year 2003. New orders in the United Kingdom were $2,106,000 compared to $1,214,000 for the same quarter last year. The increase in new orders in both the USA and UK is due to improvement in foreign markets, such as China and India, in

New Orders and Backlog (concluded)
----------------------
specific under-capacity processing industries.

   Backlog of unfilled orders at June 30, 2003 is $28,002,000 compared to $25,069,000 at March 31, 2003 and $31,896,000 at June
30, 2002. Prior to intercompany eliminations, current backlog in the United States of $27,268,000 compares to $24,475,000 at March 31, 2003 and $31,144,000 at June 30, 2002. Current backlog in the United Kingdom of $2,404,000 compares to $1,348,000 at March 31, 2003 and $869,000 at June 30, 2002. Included in the USA backlog is $5,286,000 of orders for electric power plant business that have been suspended by the customer. These orders are protected by cancellation fees. The current consolidated backlog, with the exception of about $7,186,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


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

     The Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and carefully assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at June 30, 2003 and 2002, a 1% change in interest rates would impact annual interest expense by $18,000 and $10,000, respectively.

     Over the past three years, Graham's international consolidated sales exposure approximates 36% of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost is the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to local currency. The substantial portion of Graham's sales is collected in the local currencies. In the first quarters of both 2004 and 2003, sales in foreign currencies were 2% of total sales. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

Quantitative and Qualitative Disclosures about Market Risk (concluded)
----------------------------------------------------------
     Graham has limited exposure to foreign currency purchases. During the three month periods ended June 30, 2003 and 2002, purchases in foreign currencies were 7% and 8% of cost of goods sold, respectively. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     Foreign operations produced a net loss of $298,000 and $13,000 in the first quarter of fiscal year 2004 and 2003, respectively. As currency exchange rates change, translations of the income statements of our U.K. business into U.S. dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would have impacted the U.K. reported net loss by approximately $30,000 and $1,000 in the first quarter of fiscal year 2004 and 2003, respectively.

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEUs are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEUs outstanding at June 30, 2003 and 2002 and the respective quarter end market price per share, a 50% to 75% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's first quarter operating results by $71,000 to $106,000 for FYE 2004 and $74,000 to $111,000 for FYE 2003. In the first quarters of FYE 2004 and FYE 2003, the impact on net income due to the change in the stock price was not significant. Assuming required net income of $500,000 to award SEUs is met and SEUs are granted to the seven outside directors in accordance with the plan over the next five years, based upon the June 30, 2003 market price of the Company's stock of $8.60 per share, a 50% to 75% change in the stock price would positively or negatively impact the Company's operating results by $125,000 to $250,000 in 2005, $143,000 to $285,000 in 2006, $156,000 to $312,000 in 2007,
$170,000 to $339,000 in 2008 and $174,000 to $347,000 in 2009.

Critical Accounting Policies
----------------------------
     The   following  discussion  addresses  the  most   critical
accounting policies, which are those that are most important to the portrayal of the financial condition and results, and that require judgment.


Revenue Recognition
-------------------
     Percentage-of-Completion - The Company recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenues of $1,000,000 and greater using the percentage-of-completion method. The percentage-of-completion is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and

Critical Accounting Policies (concluded)
----------------------------
sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion.

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


Forward Looking
---------------
   Graham is beginning to see early signs of a potential global recovery for its core products. Assisting this recovery is the weakness in the US dollar and the decrease in the Pound Sterling compared to the Euro. Still, there are areas of difficulty ahead. Competitive pricing pressures on new orders remain ferocious.

               GRAHAM CORPORATION AND SUBSIDIARIES
                            FORM 10-Q
                          JUNE 30, 2003
                   PART II - OTHER INFORMATION

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


Item 5.   Other Information
          a. The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.


Item 6.   Exhibits and Reports on Form 8-K
          a. See index to exhibits.

          b. A  Form  8-K was filed on June 10, 2003 and included
             Items  7  and  9.   No  financial  statements   were
             required to be filed as part of the report.

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GRAHAM CORPORATION

                             /s/J. Ronald Hansen
                             -----------------------------------
                             J. Ronald Hansen
                             Vice President Finance and
                               Administration / CFO (Principal
                               Accounting Officer)
 Date 7/25/03

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

     (11) Statement re-computation of per share earnings

          Computation of per share earnings is included in Note 3 of the Notes to Financial Information.

     (15) Letter re-unaudited interim financial information

          Not applicable.

     (18) Letter re-change in accounting principles

          Not Applicable.

     (19) Report furnished to security holders

          None.

     (22) Published report regarding matters submitted to vote of security holders

          None.

     (23) Consents of experts and counsel

          Not applicable.

     (24) Power of Attorney

          Not applicable.

(31) Rule 13a-14(a)/15d-14a Certifications

(32) Section 1350 Certifications

(99) Additional exhibits