Form 10-Q
period 2003-09-30
GRAHAM CORP
filed 2003-10-30
CIK 716314

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    September 30, 2003

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

                        Yes __ __      No __X__

   As  of  October  28,  2003, there were  outstanding  1,629,656 shares of common stock, $.10 per share.

               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                       SEPTEMBER 30, 2003

                 PART I - FINANCIAL INFORMATION






























   Unaudited consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of September 30, 2003 and for the three month and six month periods ended September 30, 2003 and 2002 are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2003 Consolidated Balance Sheet was derived from the Company's audited financial statements for the year ended March 31, 2003.

   This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 2003 and its results of operations for the three and six month periods then ended.

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                             September 30,    March 31,
                                                 2003           2003
                                                 ----           ----

Assets
Current Assets:
 Cash and cash equivalents                  $   280,000     $   217,000
 Investments                                  5,428,000       6,446,000
 Trade accounts receivable, net               6,341,000       7,295,000
 Domestic and foreign income taxes
  receivable                                    131,000         259,000
 Deferred income tax asset                    2,112,000       1,846,000
 Prepaid expenses and other current assets      708,000         367,000
                                            -----------     -----------
                                             24,330,000      26,771,000
Property, plant and equipment, net            9,481,000       9,808,000
Deferred income tax asset                     1,491,000       1,610,000
Other assets                                     79,000          91,000
                                            -----------     -----------
                                            $35,381,000     $38,280,000
                                            ===========     ===========
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                            $ 1,575,000     $ 1,524,000
 Current portion of long-term debt               51,000          80,000
 Accounts payable                             2,782,000       4,629,000
 Accrued compensation                         3,791,000       3,283,000
 Accrued expenses and other liabilities       2,146,000       2,344,000
 Customer deposits                            2,084,000       2,132,000
                                            -----------     -----------
                                             12,429,000      13,992,000
Long-term debt                                  116,000         127,000
Accrued compensation                            272,000         244,000
Deferred income tax liability                    51,000          49,000
Other long-term liabilities                      60,000          76,000
Accrued pension liability                     1,422,000       1,761,000
Accrued postretirement benefits               2,661,000       3,238,000
                                            -----------     -----------
Total liabilities                            17,011,000      19,487,000
                                            -----------     -----------
Shareholders' equity:
 Preferred Stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued, 1,728,779 shares at September 30,
   2003 and 1,716,572 shares at March 31,
   2003                                         173,000         172,000
 Capital in excess of par value               4,849,000       4,757,000
 Retained earnings                           18,103,000      18,767,000
 Accumulated other comprehensive loss        (2,857,000)     (2,990,000)
                                            -----------     -----------
                                             20,268,000      20,706,000

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Concluded)

                                             September 30,   March 31,
                                                 2003           2003
                                                 ----           ----

Less:
 Treasury Stock (99,123 shares on September
  30, 2003 and 68,323 shares on March 31,
   2003)                                     (1,385,000)     (1,161,000)
 Notes receivable from officers and
  directors                                    (513,000)       (752,000)
                                            -----------     -----------
Total shareholders' equity                   18,370,000      18,793,000
                                            -----------     -----------
                                            $35,381,000     $38,280,000
                                            ===========     ===========

         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS




                            Three Months Ended       Six Months Ended
                               September 30,          September 30,
                             2003        2002        2003        2002
                             ----        ----        ----        ----
Net Sales              $12,457,000  $11,437,000  $20,892,000 $21,605,000
                       -----------  -----------  ----------- -----------

Cost and expenses:
Cost of products sold    9,697,000    9,202,000   17,137,000  17,576,000
Selling, general and
 administrative          2,515,000    2,737,000    4,922,000   5,205,000
Interest expense            21,000       20,000       58,000      37,000
Other Income                                        (522,000)
                       -----------  -----------  -----------  ----------
                        12,233,000   11,959,000   21,595,000  22,818,000
                       -----------  -----------  -----------  ----------

Income (loss) before
 income taxes              224,000     (522,000)    (703,000) (1,213,000)
Provision (benefit) for
 income taxes
                            68,000     (169,000)    (201,000)   (404,000)
                       -----------  -----------  -----------  ----------
Net income (loss)          156,000     (353,000)    (502,000)   (809,000)

Retained earnings at
 beginning of period    18,027,000   18,432,000   18,767,000  18,888,000
Dividends                  (80,000)     (85,000)    (162,000)    (85,000)
                       -----------  -----------  -----------  ----------
Retained earnings at
end of period          $18,103,000  $17,994,000  $18,103,000 $17,994,000
                       ===========  ===========  =========== ===========

Per Share Data:
 Basic:
  Net income (loss)           $.09        $(.21)      $(.31)       $(.49)
                              ====        =====       =====        =====
 Diluted:
  Net income (loss)           $.09        $(.21)      $(.31)       $(.49)
                              ====        =====       =====        =====


         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                  Six Months Ended
                                                   September 30,
                                                 2003         2002
                                                 ----         ----
Operating activities:
 Net loss                                     $ (502,000)     $ (809,000)
                                              ----------      ----------
Adjustments to reconcile net loss to net
 cash (used) provided by operating
  activities:
 Depreciation and amortization                   488,000         435,000
 Loss on sale of property, plant and
  equipment                                                       23,000
 (Increase) Decrease in operating assets:
  Accounts receivable                          1,036,000      11,093,000
  Inventory, net of customer deposits          1,075,000      (1,998,000)
  Prepaid expenses and other current and
   non-current assets                           (328,000)       (208,000)
 Increase (Decrease) in operating
  liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other current and
   non-current liabilities                    (2,393,000)     (2,882,000)
  Accrued compensation, accrued pension
   liability, accrued postemployment
    benefits                                    (120,000)       (104,000)
  Domestic and foreign income taxes              129,000      (1,507,000)
  Deferred income taxes                         (120,000)        (68,000)
                                              ----------     -----------
   Total adjustments                            (233,000)      4,784,000
                                              ----------     -----------
Net cash (used) provided by operating
 activities                                     (735,000)      3,975,000
                                              ----------     -----------

Investing activities:
 Purchase of property, plant and equipment      (120,000)       (334,000)
 Proceeds from sale of property, plant and
  equipment                                                        5,000
 Collection of notes receivable from
  officers and directors                          35,000          32,000
 Purchase of investments                      (5,421,000)    (17,227,000)
 Redemption of investments at maturity         6,472,000      11,000,000
                                              ----------     -----------
 Net cash provided (used) by investing
  activities                                     966,000      (6,524,000)
                                              ----------     -----------

               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                  Six Months Ended
                                                   September 30,
                                                 2003         2002
                                                 ----         ----
Financing activities:
 Decrease in short-term debt                     (27,000)        (13,000)
 Proceeds from issuance of long-term debt      5,350,000
 Principal repayments on long-term debt       (5,401,000)        (47,000)
 Issuance of common stock                         94,000
 Dividends paid                                 (162,000)
 Acquisition of treasury stock                   (20,000)
                                              ----------      ----------
 Net cash used by financing activities          (166,000)        (60,000)
                                              ----------      ----------
 Effect of exchange rate changes on cash          (2,000)          5,000
                                              ----------      ----------
 Net increase (decrease) in cash and cash
  equivalents                                     63,000      (2,604,000)

 Cash and cash equivalents at beginning of
  period                                         217,000       2,901,000
                                              ----------      ----------

 Cash and cash equivalents at end of
  period                                      $  280,000     $   297,000
                                              ==========     ===========

         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL INFORMATION
                       SEPTEMBER 30, 2003



NOTE 1 - INVENTORIES
-------------------------------------------------------------------------------

   Major classifications of inventories are as follows:

                                               9/30/03       3/31/03
                                               -------       -------
Raw materials and supplies                   $ 1,714,000     $ 2,417,000
Work in process                               10,014,000      14,968,000
Finished products                              2,573,000       1,937,000
                                             -----------     -----------
                                              14,301,000      19,322,000
Less - progress payments                       4,873,000       8,907,000
     - inventory reserve                          98,000          74,000
                                             -----------     -----------
                                             $ 9,330,000     $10,341,000
                                             ===========     ===========


NOTE 2 - STOCK-BASED COMPENSATION:
--------------------------------------------------------------------------
     In   2003,   the  Company  adopted  Statement  of  Financial
Accounting  Standards  ("SFAS") No. 148, "Accounting  for  Stock-
Based  Compensation - Transition and Disclosure".  This  standard provides alternative methods of transition for a voluntary change to  the  fair  value based method of accounting  for  stock-based employee  compensation.  Additionally, the standard also requires prominent disclosures in the Company's financial statements about
the   method   of   accounting  used  for  stock-based   employee
compensation, and the effect of the method used when reporting financial results.

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

     Under the intrinsic value method, no compensation expense has been recognized for the Company's stock option plans, as all options have been granted with an exercise price equal to the fair market value of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the optional methodology prescribed under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

                              Three Months Ended      Six Months Ended
                                 September 30,          September 30,
                                2003      2002         2003       2002
                                ----      ----         ----       ----
Net income (loss)
 as reported                  $156,000   $(353,000)   $(502,000)  $(809,000)
Stock-based employee
 compensation cost of
 related tax benefits                       (1,000)     (11,000)     (2,000)
                              --------   ---------    ---------   ---------
Pro forma net income (loss)
 per share                    $156,0000  $(354,000)   $(513,000)  $(811,000)
                              =========  =========    =========   =========

Basic income (loss)
 per share         As reported
                   Pro forma       $.09      $(.21)       $(.31)      $(.49)
                                   $.09      $(.21)       $(.31)      $(.49)
Diluted income
 (loss) per share  As reported     $.09      $(.21)       $(.31)      $(.49)
                   Pro forma       $.09      $(.21)       $(.31)      $(.49)

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


NOTE 3 - INCOME (LOSS) PER SHARE:
--------------------------------------------------------------------------------
   Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common shares outstanding includes share equivalent units which are contingently issuable shares.

Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted income (loss) per share is presented below:

                         Three Months Ended         Six Months Ended
                            September 30,            September 30,
                           2003         2002          2003       2002
                           ----         ----          ----       ----
Basic income (loss) per
 share

 Numerator:
 Net income (loss)        $ 156,000    $ (353,000)   $ (502,000) $ (809,000)
                          ---------    ----------    ----------  ----------
 Denominator:
 Weighted common shares
  outstanding             1,629,000     1,648,000     1,624,000   1,648,000

 Share equivalent units
  (SEU) outstanding          16,000        16,000        16,000      14,000
                          ---------    ----------     ---------   ---------
 Weighted average shares
  and SEU's outstanding   1,645,000     1,664,000     1,640,000   1,662,000
                          ---------    ----------     ---------   ---------

Basic income (loss) per
 share                         $.09         $(.21)        $(.31)      $(.49)
                               ====         =====         =====       =====

Diluted income (loss)
 per share

 Numerator:
 Net income (loss)        $ 156,000    $ (353,000)   $ (502,000) $ (809,000)
                          ---------    ----------    ----------  ----------

 Denominator:
 Weighted average shares
  and SEU's outstanding   1,645,000     1,664,000     1,640,000   1,662,000
 Stock options
  outstanding                12,000
                          ---------    ----------    ----------  ----------
 Weighted average common
  and potential common
  shares outstanding      1,657,000     1,664,000     1,640,000   1,662,000
                          ---------    ----------    ----------  ----------
Diluted income (loss)
 per share                     $.09         $(.21)        $(.31)      $(.49)
                               ====         =====         =====       =====

    Options to purchase shares of common stock which totaled 136,250 for the three months ended September 30, 2003 were not included in the computation of diluted earnings per share as the effect would be antidilutive due to the options' exercise price being greater than the average market price of the common shares.

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the six month period in fiscal year 2004 and the three and six month periods in fiscal year 2003 as the effect would be antidilutive due to the net losses for the periods.


NOTE 4 - PRODUCT WARRANTY LIABILITY
--------------------------------------------------------------------------------

   The Company estimates the costs that may be incurred under its product warranties and records a liability in the amount of such costs at the time revenue is recognized. The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers.

   The reconciliation of the changes in the product warranty liability is as follows:

                              Three Months Ended       Six Months Ended
                                 September 30,           September 30,
                              2003        2002         2003        2002
                              ----        ----         ----        ----
Balance at beginning
  of period                   $ 386,000   $ 360,000    $ 592,000   $ 182,000
Expense for product
  warranties                     45,000     144,000      120,000     344,000
Product warranty
  claims paid                   (72,000)    (33,000)    (353,000)    (55,000)
                              ---------   ---------    ---------   ---------
Balance at end of
  period                      $ 359,000   $ 471,000    $ 359,000   $ 471,000
                              =========   =========    =========   =========

NOTE 5 - CASH FLOW STATEMENT
--------------------------------------------------------------------------------
   Interest  paid  was  $56,000 and $37,000 for  the  six  months
ended  September 30, 2003 and 2002, respectively.   In  addition,
income taxes (refunded) paid were $(210,000) and $1,171,000 for the six months ended September 30, 2003 and 2002, respectively.

   Non-cash activities during the six months ended September 30, 2003 and 2002 included capital expenditures totaling $11,000 and $22,000, respectively, which were financed through the issuance of capital leases. Dividends of $81,000 and $86,000 were recorded but not paid during the six months ended September 30, 2003 and 2002, respectively.

NOTE 6 - COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

   Total comprehensive income (loss) was $154,000 and $(285,000) for the three months ended September 30, 2003 and 2002, respectively. Other comprehensive income for the three months ended September 30, 2003 and 2002 included foreign currency translation adjustments of $(2,000) and $68,000, respectively. Total comprehensive loss for the six months ended September 30, 2003 and 2002 was $369,000 and $556,000, respectively. Other comprehensive income for the six months ended September 30, 2003 and 2002 included foreign currency translation adjustments of $133,000 and $253,000, respectively.


NOTE 7 - OTHER INCOME
--------------------------------------------------------------------------------

   On February 4, 2003, the Employee Benefits Committee of the Board of Directors irrevocably terminated postretirement health care benefits for current U.S. employees. However, benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522,000 was recognized. This gain is included in the caption "Other Income" in the Consolidated Statement of Operations and Retained Earnings.

NOTE 8 - SEGMENT INFORMATION
-------------------------------------------------------------------------------

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                               Three Months Ended     Six Months Ended
                                  September 30,          September 30,
                               2003         2002       2003         2002
                               ----         ----       ----         ----
Sales from external customers
 U.S.                        $11,129,000   $10,478,000  $18,740,000  $19,473,000
 U.K.                          1,328,000       959,000    2,152,000    2,132,000
                             -----------   -----------  -----------  -----------
 Total                       $12,457,000   $11,437,000  $20,892,000  $21,605,000
                             ===========   ===========  ===========  ===========

Intersegment sales
 U.S.                        $    10,000   $     9,000  $    38,000  $    29,000
 U.K.                            725,000       193,000    1,066,000      612,000
                             -----------   -----------  -----------  -----------
 Total                       $   735,000   $   202,000  $ 1,104,000  $   641,000
                             ===========   ===========  ===========  ===========

Segment net income (loss)
 U.S.                        $   293,000   $  (199,000) $  (219,000) $  (765,000)
 U.K.                             22,000      (145,000)    (276,000)    (158,000)
                             -----------   -----------  -----------  -----------
 Total segment net income
   (loss)                    $   315,000   $  (344,000) $  (495,000) $  (923,000)
                             ===========   ===========  ===========  ===========

        The segment net income (loss) above is reconciled to the consolidated totals as follows:

                               Three Months Ended     Six Months Ended
                                  September 30,          September 30,
                               2003         2002       2003         2002
                               ----         ----       ----         ----
Total segment net income
 (loss)                     $   315,000   $  (344,000) $  (495,000) $  (923,000)
Eliminations                   (159,000)       (9,000)      (7,000)     114,000
                            -----------   -----------  -----------  -----------
Net income (loss)           $   156,000   $  (353,000) $  (502,000) $  (809,000)
                            ===========   ===========  ===========  ===========

NOTE 9 - RELATED PARTY TRANSACTION
--------------------------------------------------------------------------------
   On  April  1,  2003,  the Company acquired  30,800  shares  of
common   stock  previously  issued  under  the  Long-Term   Stock
Ownership  Plan  from two former officers.  This transaction  was accounted  for  as a purchase.  The shares were redeemed  at  the original  issue price of $7.25, as compared to a market price  at the time of the closing of $7.55.  This transaction resulted in a
$224,000  increase  to  treasury stock, a $204,000  reduction  in notes receivable from officers and directors and cash payments to
former   officers.    The  cash  payments   approximate   amounts
previously paid on the notes.

               GRAHAM CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                       September 30, 2003

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


Results of Operations
---------------------

   Consolidated sales increased 9% in the second quarter of fiscal year ending (FYE) March 31, 2004 compared to the same three month period one year ago. Sales from USA and UK operations for the current quarter (including intersegment sales) increased 6% and 78%, respectively. The significant increase in the UK is attributed to several large orders for China from the petrochemical industry.

   Consolidated sales for the six months ended September 30, 2003 as compared to 2002 were down 3%. The decrease in sales for the six months is a result of weakening activity in the principal markets served by USA operations.

   Cost of sales as a percent of sales for the second quarter was 78% compared to 80% a year ago. Costs of sales as a percent of sales for the USA operating segment for the current quarter was 78% compared to 82% for the quarter ended September 30, 2002. For the UK operating segment, cost of sales as a percent of sales was 73% as compared to 71% a year ago. Costs of sales for the six months ended September 30, 2003 was 82% as compared to 81% for the six months ended September 30, 2002. By operating segment, USA costs of sales was 83% versus 84% and UK costs of sales was 80% compared to 70% for the respective periods ended September 30, 2003 and 2002. Consolidated costs of sales for both the quarterly results and year-to-date results are approximately the same. Operating segment differences from one period to the next resulted largely from differences in product mix and market pricing on specific projects. There are no upward or downward trends on operating costs.

     Selling, general and administrative (SG&A) expenses for the quarter were 8% less than SG&A expenses for the quarter ended one year before and 5% lower for the comparative six months. The decrease is due to cost savings actions initiated previously.

   The  elimination  of postretirement medical  benefits  in  FYE
2003 for all employees and former employees not retired and receiving medical benefits as of April 1, 2003 resulted in a curtailment gain of $522,000. This gain was reported as Other Income in the first quarter of FYE 2004. Other Income for the first quarter of FYE 2003 and for the six months ended September 30, 2003 and 2002 was zero.

   Interest expense increased from $20,000 for the second three month period in fiscal year 2003 to $21,000 in the current period. For the six months ended September 30, 2003, as compared to 2002, interest expense increased $21,000 or 57%. This increase came in the UK and relates to higher inventories and corresponding higher borrowings. Actions are being taken to reduce inventory in the UK operation.

   The effective income tax rate for the three and six months ended September 30, 2003 was 30% and 29%, respectively, as compared to 32% and 33% for the prior year respective periods. The lower effective six month rate is due to the anticipated impact of the extra territorial income exclusion benefit from foreign shipments.

   The net income for the quarter ended September 30, 2003 was $156,000 or $.09 per diluted share. This compared to a net loss of $353,000 or $.21 per share for the three months ended September 30, 2002. For the six months ended, the net loss as of September 30, 2003 was $502,000 or $.31 per diluted share, as compared to a net loss of $809,000 or $.49 per diluted share for the six months ended September 30, 2002. In summary, cost saving actions previously initiated are taking hold.


Liquidity and Capital Resources
-------------------------------

   Consolidated cash flow from operations was negative $735,000 for the six months ended September 30, 2003, as compared to the six months ended September 30, 2002 when cash flow from operations was positive $3,975,000. The swing is substantially due to reduced cash collection of $10,057,000 in the current period. In the comparative prior six month period, significant project cancellation fees were collected.
     As indicated in Note 7 to the Consolidated Financial Statements, the Employee Benefits Committee of the Board of Directors terminated postretirement medical benefits for current US employees. At September 30, 2003 a liability remains on the balance sheet, however, 61% of the accrued amount of $2,806,000 does not represent a cash obligation to anyone. This liability will be amortized into income over the next eleven years.

   The Company has the ability to convert the principal outstanding on its line of credit to a two year term loan. Therefore, outstanding balances on the line of credit are classified as long term debt. The Company utilized the line of credit continuously throughout the first quarter of the fiscal year to fund operations and working capital. This activity is reflected under financing activities in the Consolidated Statements of Cash Flows.

   The long-term debt to equity ratio remained approximately 1% at September 30 and March 31, 2003. The total liabilities to asset ratio was reduced from 51% at March 31, 2003 to 48% at September 30, 2003 and the current assets to current liabilities ratio improved to 2 to 1 from 1.9 to 1 for the same period. These key ratios are reflective of the continued stability and strength of the Company's financial condition.

   Management   expects  that  the  cash  flow  from  operations,
investments,   and  lines  of  credit  will  provide   sufficient
resources to fund the fiscal year 2004 cash requirements.


New Orders and Backlog
----------------------

   Orders for the second quarter were down 30% at $7,854,000 compared to $11,294,000 for the same period last year. Prior to intercompany eliminations, orders in the United States were $4,971,000 compared to $9,912,000 for the same period in fiscal year 2003. Orders in the United Kingdom were $3,004,000 compared to $1,932,000 for the same quarter last year. The increase in orders in the UK reflects one order for $967,000 relating to a Russian offshore oil project. The decrease in orders in the USA is due to delays in order placements on active projects and competitive pricing. Orders for the six months ended September 30, 2003 were $19,087,000 as compared to $19,434,000 for the comparable six month period one year ago. The modest decrease in order entry indicates that weak demand will continue into the immediate future.

   Backlog   of  unfilled  orders  at  September  30,   2003   is
$23,545,000  compared  to  $28,002,000  at  June  30,  2003   and
$31,793,000 at September 30, 2002. Prior to intercompany eliminations, current backlog in the United States of $21,177,000 compares to $27,268,000 at June 30, 2003 and $30,568,000 at
September 30, 2002. Current backlog in the United Kingdom of $3,410,000 compares to $2,404,000 at June 30, 2003 and $1,714,000 at September 30, 2002. Included in the USA backlog is $5,144,000 of orders for electric power plant business that have been suspended by the customer. These orders are protected by cancellation fees. The amount of the cancellation fees is based upon a specific formula contained in the contract. The current consolidated backlog, with the exception of about $7,186,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     The Company is exposed to changes in interest rates, foreign currency exchange rates and equity prices, which may adversely impact its results of operations and financial position. The assumptions applied in preparing quantitative disclosures regarding interest rate, foreign exchange rate and equity price risk are based upon volatility ranges experienced in relevant historical periods, management's current knowledge of the business and market place, and management's judgment of the probability of future volatility based upon the historical trends and economic conditions of the business.

     The Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and carefully assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at September 30, 2003 and 2002, a 1% change in interest rates would impact annual interest expense by $16,000 and $11,000, respectively.

     Over the past three years, Graham's international consolidated sales exposure approximates 36% of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost is the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to local currency. The substantial portion of Graham's sales is collected in the seller's currency. In the second quarters of 2004 and 2003, sales in foreign currencies were 3% and 2%, respectively, of total sales. For the six months ended September 30, 2003 and 2002, sales in foreign currencies were 2% of total sales for both the six month periods ended September 30, 2003 and 2002. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham historically has had limited exposure to foreign currency purchases. Long term, this trend is expected to continue. During the three month periods ended September 30, 2003 and 2002, purchases in foreign currencies were 13% and 3% of cost of goods sold, respectively and 11% and 4%, respectively, for the six months then ended. In FYE 2004, USA operations has entered a significant dollar volume of orders utilizing UK subsidiary products in conjunction with USA equipment. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     Foreign operations produced net income (loss) in the second quarter of 2003 and 2002 of $22,000 and $(145,000), respectively, and $(276,000) and $(158,000) for the six month periods ended September 30, 2003 and 2002, respectively. As currency exchange rates change, translations of the income statements of our UK business into US dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would have impacted the second quarter results by approximately $2,000 and $14,000 in fiscal years ended 2004 and 2003, respectively, and $28,000 and $16,000 for the six months ended September 30, 2003 and 2002, respectively.

     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEUs are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEUs outstanding at September 30, 2003 and 2002 and the respective quarter end market price per share, a 50% to 75% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's second quarter operating results by $78,000 to $117,000 for FYE 2004 and $69,000 to $103,000 for
FYE 2003. Assuming required net income of $500,000 to award SEUs is met and SEUs are granted to the seven outside directors in accordance with the plan over the next five years, based upon the September 30, 2003 market price of the Company's stock of $9.52 per share, a 50% to 75% change in the stock price would positively or negatively impact the Company's operating results by $132,000 to $198,000 in 2005, $150,000 to $225,000 in 2006,
$163,000  to $245,000 in 2007, $177,000 to $265,000 in  2008  and
$180,000 to $271,000 in 2009.


Critical Accounting Policies
----------------------------

     The   following  discussion  addresses  the  most   critical
accounting policies, which are those that are most important to the portrayal of the financial condition and results, and that require judgment.


Revenue Recognition
-------------------

     Percentage-of-Completion - The Company recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenues of $1,000,000 and greater using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion.

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

               GRAHAM CORPORATION AND SUBSIDIARIES
                            FORM 10-Q
                       SEPTEMBER 30, 2003
                   PART II - OTHER INFORMATION

Item 4. Controls and Procedures
        a. Disclosure controls and procedures. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Alvaro Cadena, our Chief Executive Officer, and J. Ronald Hansen, our Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Cadena and Hansen concluded that, as of the date of their evaluation, our disclosure controls were effective.

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

Item 6. Exhibits and Reports on Form 8-K.
        a. See index to exhibits.

        b.  A  Form  8-K was filed on July 28, 2003 and  included
Items 7 and 9. No financial statements were required to be filed as part of the report.

                             SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                          GRAHAM CORPORATION

                          /s/J. Ronald Hansen
                          ---------------------------------------

                          J. R. Hansen
                          Vice President Finance and
                          Administration / CFO (Principal
                          Accounting Officer)

Date 10/28/03

                        INDEX OF EXHIBITS



          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

               Not applicable.

          (3)(i)      Articles   of   Incorporation   of   Graham
          Corporation (filed as Exhibit 3(b) to the Registrant's annual report on Form 10-K for the year ended December
          31, 1989, and incorporated herein by reference.)

(3)(ii)   By-laws of registrant, as amended

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

          Not Applicable.

     (19) Report furnished to security holders

          None.

     (22) Published report regarding matters submitted to vote of security holders

           The  2003  Annual  Meeting of Stockholders  of  Graham
     Corporation was held on July 22.

           The individuals named below were reelected to serve on the Company's Board of Directors:

                              Votes For     Votes Withheld
     Helen H. Berkeley        1,518,168         13,524
     Alvaro Cadena            1,504,471         27,221

           Jerald  D.  Bidlack, William C. Denninger,  Philip  S.
     Hill,  H.  Russel Lemcke, James J. Malvaso and Cornelius  S.
     Van Rees all continue as directors of the Company.

          The appointment of Deloitte & Touche LLP as independent auditors was ratified, with 1,523,070 shares voting for, 3,806 shares voting against, and 4,816 shares abstaining.

     (23) Consents of experts and counsel

          Not applicable.

     (24) Power of Attorney

          Not applicable.

(31) Rule 13a-14(a)/15d-14a Certifications

(32) Section 1350 Certifications

     (99) Additional exhibits

          None.