Form 10-Q
period 2003-12-31
GRAHAM CORP
filed 2004-02-03
CIK 716314

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    DECEMBER 31, 2003

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

                        Yes __ __      No __X__

   As  of  February  2,  2004, there were  outstanding  1,629,656 shares of common stock, $.10 per share.

               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                        DECEMBER 31, 2003

                 PART I - FINANCIAL INFORMATION






























   Unaudited condensed consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of December 31, 2003 and for the three month and nine month periods ended December 31, 2003 and 2002 are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2003 Consolidated Balance Sheet was derived from the Company's audited financial statements for the year ended March 31, 2003.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 2003 and its results of operations for the three and nine month periods then ended.

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                December 31,   March 31,
                                                   2003          2003
                                                   ----          ----

Assets
Current Assets:
 Cash and cash equivalents                      $   202,000    $   217,000
 Investments                                      3,502,000      6,446,000
 Trade accounts receivable, net                   7,619,000      7,295,000
 Inventories                                      8,314,000     10,341,000
 Domestic and foreign income taxes receivable       486,000        259,000
 Deferred income tax asset                        2,142,000      1,846,000
 Prepaid expenses and other current assets          541,000        367,000
                                                -----------    -----------
                                                 22,806,000     26,771,000
Property, plant and equipment, net                9,352,000      9,808,000
Deferred income tax asset                         1,510,000      1,610,000
Other assets                                         73,000         91,000
                                                $33,741,000    $38,280,000
                                                ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                                $ 1,441,000    $ 1,524,000
 Current portion of long-term debt                   47,000         80,000
 Accounts payable                                 2,378,000      4,629,000
 Accrued compensation                             3,762,000      3,283,000
 Accrued expenses and other liabilities           1,779,000      2,344,000
 Customer deposits                                2,159,000      2,132,000
                                                -----------    -----------
                                                 11,566,000     13,992,000


Long-term debt                                      106,000        127,000
Accrued compensation                                247,000        244,000
Deferred income tax liability                        55,000         49,000
Other long-term liabilities                          61,000         76,000
Accrued pension liability                         1,336,000      1,761,000
Accrued postretirement benefits                   2,642,000      3,238,000
                                                -----------    -----------
Total liabilities                                16,013,000     19,487,000
                                                -----------    -----------
                                                    Shareholders' equity:
Preferred Stock, $1 par value -
Authorized, 500,000 shares
Common stock, $.10 par value -
Authorized, 6,000,000 shares
Issued, 1,728,779 shares at December 31,
2003 and 1,716,572 shares at March 31, 2003         173,000        172,000
Capital in excess of par value                    4,849,999      4,757,000
Retained earnings                                17,235,000     18,767,000
Accumulated other comprehensive loss             (2,644,000)    (2,990,000)
                                                -----------    -----------
                                                 19,613,000     20,706,000

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                                                December 31,   March 31,
                                                   2003          2003
                                                   ----           ----

Less:
 Treasury Stock (99,123 shares on December
  31, 2003 and 68,323 shares on March 31, 2003)  (1,385,000)    (1,161,000)
 Notes receivable from officers and directors      (500,000)      (752,000)
                                                -----------    -----------
Total shareholders' equity                       17,728,000     18,793,000
                                                -----------    -----------
                                                $33,741,000    $38,280,000
                                                ===========    ===========





    See Notes to Condensed Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS



                            Three Months Ended      Nine Months Ended
                               December 31,            December 31,
                             2003        2002        2003        2002
                             ----        ----        ----        ----

Net Sales                $10,027,000  $13,703,000  $30,919,000  $35,308,000
                         -----------  -----------  -----------  -----------
Cost and expenses:
 Cost of products sold     8,590,000   11,135,000   25,727,000   28,711,000
 Selling, general and
  administrative           2,528,000    2,814,000    7,450,000    8,019,000
 Interest expense             35,000       31,000       93,000       68,000
                                                      (522,000)
 Other Income            -----------  -----------  -----------  -----------
                          11,153,000   13,980,000   32,748,000   36,798,000
                         -----------  -----------  -----------  -----------

Loss before income taxes  (1,126,000)    (277,000)  (1,829,000)  (1,490,000)
Benefit for income taxes    (339,000)     (99,000)    (540,000)    (503,000)
                         -----------  -----------  -----------  -----------
Net loss                    (787,000)    (178,000)  (1,289,000)    (987,000)

Retained earnings at
 beginning of period      18,103,000   17,994,000   18,767,000   18,888,000
Dividends                    (81,000)     (86,000)    (243,000)    (171,000)
                         -----------  -----------  -----------  -----------
Retained earnings at
 end of period           $17,235,000  $17,730,000  $17,235,000  $17,730,000
                         ===========  ===========  ===========  ===========

Per Share Data:
 Basic:
  Net loss                     $(.48)       $(.11)       $(.78)       $(.59)
                               =====        ======       =====        =====
 Diluted:
  Net loss                     $(.48)       $(.11)       $(.78)       $(.59)
                               =====        =====        =====        =====











    See Notes to Condensed Consolidated Financial Statements.

              GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Nine Months Ended
                                                      December 31,
                                                   2003         2002
                                                   ----         ----
                                                                                                  ----         ----
Operating activities:
 Net loss                                      $(1,289,000)   $  (987,000)
                                               -----------    -----------
Adjustments to reconcile net loss to net
 cash (used) provided by operating
  activities:
 Depreciation and amortization                     742,000        656,000
 Loss on sale of property, plant and                 2,000         28,000
  equipment
 (Increase) Decrease in operating assets:
  Accounts receivable                              (98,000)     9,582,000
  Inventory, net of customer deposits            2,336,000     (2,084,000)
  Prepaid expenses and other current and
   non-current assets                             (142,000)      (162,000)
 Increase (Decrease) in operating liabilities:
  Accounts payable, accrued compensation,
   accrued expenses and other current and
   non-current liabilities                      (3,445,000)    (2,471,000)
  Accrued compensation, accrued pension
   liability, accrued postemployment benefits      (53,000)    (1,492,000)
  Domestic and foreign income taxes               (225,000)    (1,644,000)
  Deferred income taxes                           (122,000)       (38,000)
                                               -----------    -----------
   Total adjustments                            (1,005,000)     2,375,000
                                               -----------    -----------
 Net cash (used) provided by operating
  activities                                    (2,294,000)     1,388,000
                                               -----------    -----------
Investing activities:
 Purchase of property, plant and equipment        (172,000)      (675,000)
 Proceeds from sale of property, plant and
  equipment                                                         4,000
 Collection of notes receivable from
  officers and directors                            48,000         59,000
 Purchase of investments                        (7,919,000)   (19,220,000)
 Redemption of investments at maturity          10,905,000     15,300,000
                                               -----------    -----------
 Net cash provided (used) by investing
  activities                                     2,862,000     (4,532,000)
                                               -----------    -----------

              GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                   Nine Months Ended
                                                      December 31,
                                                   2003         2002
                                                   ----         ----
                                                                                                  ----         ----
Financing activities:
 (Decrease) Increase in short-term debt           (263,000)       293,000
 Proceeds from issuance of long-term debt        9,195,000      4,195,000
 Principal repayments on long-term debt         (9,260,000)    (3,895,000)
 Issuance of common stock                           94,000
 Dividends paid                                   (326,000)       (86,000)
 Acquisition of treasury stock                     (20,000)
                                               -----------    -----------
 Net cash (used) provided by financing
  activities                                      (580,000)       507,000
                                               -----------    -----------
 Effect of exchange rate changes on cash            (3,000)         3,000
                                               -----------    -----------
 Net increase (decrease) in cash and cash
  equivalents                                      (15,000)    (2,634,000)

 Cash and cash equivalents at beginning of
  period                                           217,000      2,901,000
                                               -----------    -----------
 Cash and cash equivalents at end of
  period                                       $   202,000    $   267,000
                                               ===========    ===========

    See Notes to Condensed Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES
                 NOTES TO FINANCIAL INFORMATION
                        DECEMBER 31, 2003



NOTE 1 - INVENTORIES
--------------------------------------------------------------------------

   Major classifications of inventories are as follows:

                                                 12/31/03       3/31/03
                                                 --------       -------
Raw materials and supplies                     $ 1,686,000    $ 2,417,000
Work in process                                  5,657,000     14,968,000
Finished products                                2,487,000      1,937,000
                                               -----------    -----------
                                                 9,830,000     19,322,000
Less - progress payments                         1,409,000      8,907,000
     - inventory reserve                           107,000         74,000
                                               -----------    -----------
                                               $ 8,314,000    $10,341,000
                                               ===========    ===========

NOTE 2 - STOCK-BASED COMPENSATION:
-------------------------------------------------------------------------

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

                             Three Months Ended       Nine Months Ended
                                December 31,            December 31,
                               2003      2002          2003       2002
                               ----      ----          ----       ----

Net loss as reported       $(787,000)  $(178,000)  $(1,289,000)   $  (987,000)
Stock-based employee
  compensation cost
  net of related tax
  benefits                   (63,000)    (60,000)      (74,000)       (62,000)
                           ---------   ---------   -----------    -----------
Pro forma net loss         $(850,000)  $(238,000)  $(1,363,000)   $(1,049,000)
                           =========   =========   ===========    ===========
Basic loss per share
             As reported       $(.48)      $(.11)        $(.78)         $(.59)
             Pro forma         $(.52)      $(.14)        $(.83)         $(.63)

Diluted loss per share
             As reported       $(.48)      $(.11)        $(.78)         $(.59)
             Pro forma         $(.52)      $(.14)        $(.83)         $(.63)


   For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

                                          2003           2002
                                          ----           ----
Expected life                            5 years        5 years
Volatility                                47.13%         50.00%
Risk-free interest rate                    3.01%          2.81%
Dividend yield                             2.25%          2.35%

NOTE 3 - INCOME (LOSS) PER SHARE:
-------------------------------------------------------------------------
   Basic  income  (loss) per share is computed  by  dividing  net income  (loss)  by the weighted average number of  common  shares outstanding  for the period.  Common shares outstanding  includes share  equivalent  units which are contingently issuable  shares.
Diluted  income  (loss) per share is calculated by  dividing  net income (loss) by the weighted average number of common and,  when
applicable,  potential  common  shares  outstanding  during   the
period.   A reconciliation of the numerators and denominators  of
basic and diluted income (loss) per share is presented below:

                             Three Months Ended       Nine Months Ended
                                December 31,            December 31,
                               2003      2002          2003       2002
                               ----      ----          ----       ----
Basic loss per share

Numerator:
 Net loss                  $(787,000)   $ (178,000) $(1,289,000) $ (987,000)
                           ---------    ----------  -----------  ----------
Denominator:
 Weighted common shares
  outstanding              1,630,000     1,648,000    1,626,000   1,648,000
Share equivalent units
  (SEU) outstanding           16,000        16,000       16,000      14,000
                           ---------     ---------    ---------  ----------
Weighted average shares
  and SEU's outstanding    1,646,000     1,664,000    1,642,000   1,662,000
                           ---------     ---------    ---------  ----------
Basic loss per share           $(.48)        $(.11)       $(.78)      $(.59)
                               =====         =====        =====       =====
Diluted loss per share

Numerator:
 Net loss                  $(787,000)   $ (178,000) $(1,289,000) $ (987,000)
                           ---------    ----------  -----------  ----------

Denominator:
 Weighted average shares
  and SEUs outstanding     1,646,000     1,664,000    1,642,000   1,662,000
                           ---------     ---------    ---------   ---------

Diluted loss per share         $(.48)        $(.11)       $(.78)      $(.59)
                               =====         =====        =====       =====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the three and nine month periods in fiscal years 2004 and 2003 as the effect would be antidilutive due to the net losses for the periods.

NOTE 4 - PRODUCT WARRANTY LIABILITY
---------------------------------------------------------------------------

   The Company estimates the costs that may be incurred under its product warranties and records a liability in the amount of such costs at the time revenue is recognized. The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers.

   The reconciliation of the changes in the product warranty liability is as follows:

                             Three Months Ended       Nine Months Ended
                                December 31,            December 31,
                               2003      2002          2003       2002
                               ----      ----          ----       ----
Balance at beginning
 of period                 $359,000    $471,000      $592,000    $182,000
Expense for product
 warranties                 (70,000)     50,000        50,000     544,000
Product warranty
 claims paid                (31,000)   (130,000)     (384,000)   (335,000)
                           --------    --------      --------    --------
Balance at end of period   $258,000    $391,000      $258,000    $391,000
                           ========    ========      ========    ========


NOTE 5 - CASH FLOW STATEMENT
---------------------------------------------------------------------------

   Interest paid was $95,000 and $68,000 for the nine months ended December 31, 2003 and 2002, respectively. In addition, income taxes (refunded) paid were $(193,000) and $1,180,000 for the nine months ended December 31, 2003 and 2002, respectively.

   Non-cash activities during the nine months ended December 31, 2003 and 2002 included capital expenditures totaling $11,000 and $22,000, respectively, which were financed through the issuance of capital leases. Dividends of $243,000 and $171,000 were recorded for the respective nine month periods ended December 31, 2003 and 2002, of which $0 and $85,000 were not paid during the respective periods.

NOTE 6 - COMPREHENSIVE INCOME
---------------------------------------------------------------------------

   Total comprehensive loss was $574,000 and $1,094,000 for the three months ended December 31, 2003 and 2002, respectively. Other comprehensive income for the three months ended December 31, 2003 included a foreign currency translation adjustment of $213,000. Other comprehensive loss for the three months ended December 31, 2002 included a foreign currency translation adjustment of $74,000 and a minimum pension liability adjustment, net of tax, of $(990,000).

   Total comprehensive loss for the nine months ended December 31, 2003 and 2002 was $943,000 and $1,650,000, respectively.
Other comprehensive income for the nine months ended December 31, 2003 included a foreign currency translation adjustment of $346,000. Other comprehensive loss for the nine months ended December 31, 2002 included a foreign currency translation adjustment of $327,000 and a minimum pension liability adjustment, net of tax, of $(990,000).



NOTE 7 - OTHER INCOME
---------------------------------------------------------------------------

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

NOTE 8 - SEGMENT INFORMATION
---------------------------------------------------------------------------

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                             Three Months Ended       Nine Months Ended
                                December 31,            December 31,
                          2003          2002         2003         2002
                          ----          ----         ----         ----

Sales from external
 customers
  U.S.                    $ 8,694,000   $12,168,000  $27,434,000  $31,641,000
  U.K.                      1,333,000     1,535,000    3,485,000    3,667,000
                          ----------   -----------  -----------   -----------
  Total                   $10,027,000   $13,703,000  $30,919,000  $35,308,000
                          ===========   ===========  ===========  ===========

Intersegment sales
  U.S.                                  $     2,000  $    38,000  $    31,000
  U.K.                    $ 1,025,000       453,000    2,091,000    1,065,000
  Total                   -----------   -----------    ---------    ---------
                          $ 1,025,000   $   455,000  $ 2,129,000  $ 1,096,000
                          ===========   ===========  ===========  ===========
Segment net income (loss)
  U.S.                    $  (739,000)  $  (218,000) $  (958,000) $  (983,000)                 $
  U.K.                                       71,000     (276,000)     (87,000)
                          -----------   -----------  -----------  -----------
  Total segment net loss  $  (739,000)     (147,000)  (1,234,000)  (1,070,000)
  Eliminations                (48,000)      (31,000)     (55,000)      83,000
                          -----------    ----------  -----------  -----------
Net loss                  $  (787,000)  $  (178,000) $(1,289,000) $  (987,000)
                          ===========   ===========  ===========  ===========


NOTE 9 - RELATED PARTY TRANSACTION
------------------------------------------------------------------------------

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

               GRAHAM CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                        December 31, 2003


      Graham Corporation consists of two operating segments as determined by geographic areas (USA: Graham Corporation, UK:
Graham Vacuum and Heat Transfer, Limited and its wholly-owned subsidiary, Graham Precision Pumps, Ltd.).

Results of Operations
---------------------

   Consolidated sales decreased 27% in the third quarter of fiscal year ending (FYE) March 31, 2004 compared to the same three month period one year ago. Sales from USA and UK operations for the current quarter (including intersegment sales) decreased 29% and increased 19%, respectively. The significant decrease in the USA sales is attributed to low order intake in prior quarters. This was due to order placements being postponed and/or "engineering only" releases being awarded.

   Consolidated sales for the nine months ended December 31, 2003 as compared to 2002 were down 12%. The decrease in sales for the nine months is a result of minimal capital spending activity in the principal markets served by USA operations. USA sales are down 13% compared to the nine months ended December 31, 2002. Traditionally, capital spending, followed by increases in selling prices, commence well into the consumer driven economic recovery and after plant capacities are approaching full limitations. Graham's management believes traditional markets that drive Graham's revenue (e.g. ethylene, ammonia/nitrogen, methanol, power, and refining markets) are beginning to enter an expansion phase. The quality of the sales inquiries are superior to the recent past, with more inquiries today for actual projects funded or planned to proceed. UK sales are up 18%. The direction in UK sales is upward due to several large orders for the petrochemical industry and robust activity in offshore oil operations.

   Cost of sales as a percent of sales for the third quarter was 86% compared to 81% a year ago. Costs of sales as a percent of sales for the USA operating segment for the current quarter was 89% compared to 84% for the quarter ended December 31, 2002. For the UK operating segment, cost of sales as a percent of sales was 75% as compared to 65% a year ago. Costs of sales for the nine months ended December 31, 2003 was 83% as compared to 81% for the nine months ended December 31, 2002. By operating segment, USA costs of sales was 85% versus 84% and UK costs of sales was 78% compared to 68% for the respective nine month periods ended
December 31, 2003 and 2002. The continued erosion in gross profit margins reflects the competitive nature of the business in
periods   of   exceptionally  low  expansion  and   modernization
activities  in the chemical and refinery industries.   To  retain
and grow market share, Graham is accepting orders at pricing levels that were not ordinarily accepted in better economic times.

     Selling, general and administrative (SG&A) expenses for the quarter were 10% less than SG&A expenses for the quarter ended one year before and 7% lower for the comparative nine months. The decrease is due to cost savings actions previously initiated.

   The  elimination  of postretirement medical  benefits  in  FYE
2003 for all employees and former employees not retired and receiving medical benefits as of April 1, 2003 resulted in a curtailment gain of $522,000. This gain was reported as Other Income in the first quarter of FYE 2004.

   Interest expense increased from $31,000 for the three month period ended December 31, 2002 to $35,000 in the current quarter. For the nine months ended December 31, 2003, as compared to 2002, interest expense increased $25,000 or 37%. This increase was in the UK and relates to higher inventories and higher borrowings. Actions are being taken to reduce inventory and pay down debt in the UK operation.

   The effective income tax rate for the three and nine months ended December 31, 2003 was 30% and 29%, respectively, as compared to 36% and 34% for the prior year respective periods. The lower effective nine month rate is due to the anticipated impact of the extra territorial income exclusion benefit from foreign shipments and a one time benefit resulting from the elimination of executive split-dollar life insurance benefits.

   The net loss for the quarter ended December 31, 2003 was $787,000 or $.48 per diluted share. This compares to a net loss of $178,000 or $.11 per diluted share for the three months ended December 31, 2002. For the nine months ended, the net loss as of December 31, 2003 was $1,289,000 or $.78 per diluted share, as compared to a net loss of $987,000 or $.59 per diluted share for the nine months ended December 31, 2002.


Liquidity and Capital Resources
-------------------------------

   Consolidated cash flow from operations was negative $2,294,000 for the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002 when cash flow from operations was positive $1,388,000. The swing is due to increased operating losses and reduced cash collections. In the comparative prior nine month period, significant project cancellation fees were collected.

   The Company has the ability to convert the principal outstanding on its line of credit to a two year term loan. Therefore, outstanding balances on the USA line of credit are classified as long term debt. The Company utilized the line of credit continuously throughout the first and third quarters of the fiscal year to fund operations and working capital. This activity is reflected under financing activities in the Consolidated Statements of Cash Flows. At December 31, 2003, no amounts were outstanding on this line of credit.

   Management  expects that the cash flow from  operations,  cash
investments,   and  lines  of  credit  will  provide   sufficient
resources to fund the foreseeable future cash requirements.   The
Company expects to consume cash over the first several months of fiscal year 2005 to cover operating losses and to fund a build-up of work-in-process inventory for increased shipments in the second half of FYE 2005. Looking ahead, sales projections indicate a recovery in shipments in the second half of fiscal year 2005 and a corresponding improvement in cash flow.



New Orders and Backlog
----------------------

   Orders for the current quarter were up 13% at $9,965,000 compared to $8,790,000 for the same period last year. Prior to intercompany eliminations, orders in the United States were $8,301,000 compared to $6,833,000 for the same period in fiscal year 2003. Orders in the United Kingdom were $2,394,000 compared to $2,276,000 for the same quarter last year. The increase in orders for USA operations may not represent an upward trend, however, as aforementioned, the Company is receiving indicators that a strong recovery is possibly six to nine months ahead. Orders for the nine months ended December 31, 2003 were
$29,052,000 as compared to $28,224,000 for the comparable nine month period one year ago. The consolidated increase in orders for the nine months is due to increased bookings by the UK company.

   Backlog   of   unfilled  orders  at  December  31,   2003   is
$22,222,000  compared to $21,973,000 at September  30,  2003  and
$25,431,000   at  December  31,  2002.   Prior  to   intercompany
eliminations, current backlog in the United States of $19,303,000 compares to $19,605,000 at September 30, 2003 and $23,733,000 at
December 31, 2002. Current backlog in the United Kingdom of $3,712,000 compares to $3,410,000 at September 30, 2003 and
$2,054,000 at December 31, 2002. Included in the USA backlog is an order worth $5,144,000, the status of which is uncertain.
The current consolidated backlog, with the exception of about $5,484,000, is scheduled to be shipped during the next twelve months and represents orders from traditional markets in the Company's established product lines.


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

     The Company is exposed to interest rate risk primarily through its borrowing activities. Risk associated with interest rate fluctuations on debt is managed by holding interest bearing debt to the absolute minimum and carefully assessing the risks and benefits for incurring long-term debt. Based upon variable rate debt outstanding at December 31, 2003 and 2002, a 1% change in interest rates would impact annual interest expense by $14,000 and $19,000, respectively.

     Over the past three years, Graham's international consolidated sales exposure approximates 36% of annual sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways. Foremost is the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to local currency. The substantial portion of Graham's sales is collected in the seller's currency. In the third quarters of fiscal 2004 and 2003, sales in foreign currencies were 2% and 1%, respectively, of total sales. For the nine months ended December 31, 2003 and 2002, sales in foreign currencies were 2% of total sales for both the nine month periods ended December 31, 2003 and 2002. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham historically has had limited exposure to foreign currency purchases. Long term, this trend is expected to continue. During the three month periods ended December 31, 2003 and 2002, purchases in foreign currencies were 9% and 5% of cost of goods sold, respectively and 10% and 7%, respectively, for the nine months then ended. In FYE 2004, USA operations has entered a significant dollar volume of orders utilizing UK subsidiary products in conjunction with USA equipment. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     Foreign operations produced net income (loss) in the third quarter of 2003 and 2002 of zero and $71,000, respectively, and $(276,000) and $(87,000) for the nine month periods ended December 31, 2003 and 2002, respectively. As currency exchange rates change, translations of the income statements of our UK business into US dollars affects year-over-year comparability of operating results. The Company does not hedge translation risks because cash flows from U.K. operations are mostly reinvested in the U.K. A 10% change in foreign exchange rates would have impacted the third quarter results by approximately zero and $7,000 in fiscal years ended 2004 and 2003, respectively, and $28,000 and $9,000 for the nine months ended December 31, 2003 and 2002, respectively.

     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEU) for outside directors based upon the Company's performance. The outstanding SEUs are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the quarterly results of operations. Based upon the SEUs outstanding at December 31, 2003 and 2002 and the respective quarter end market price per share, a 50% to 75% change in the respective quarter end market price of the Company's common stock would positively or negatively impact the Company's third quarter operating results by $84,000 to $126,000 for FYE 2004 and $71,000 to $106,000 for FYE 2003.
Assuming required net income of $500,000 to award SEUs is met and SEUs are granted to the seven outside directors in accordance with the plan over the next five years, based upon the December 31, 2003 market price of the Company's stock of $10.20 per share, a 50% to 75% change in the stock price would positively or negatively impact the Company's operating results by $138,000 to $207,000 in 2005, $156,000 to $233,000 in 2006, $169,000 to
$253,000  in  2007, $182,000 to $273,000 in 2008 and $185,000  to
$278,000 in 2009.


Critical Accounting Policies
----------------------------

     The   following  discussion  addresses  the  most   critical
accounting policies, which are those that are most important to the portrayal of the financial condition and results, and that require judgment.


Revenue Recognition
-------------------

     USA Operations
     --------------

     Percentage-of-Completion - For USA operations, the Company recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenues of $1,000,000 and greater using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion.

     Completed Contract - Contracts with values less than $1,000,000 are accounted for in the USA on the completed contract method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized.

     UK Operations
     -------------

     UK   operations  recognizes  revenue  on  all  orders   upon
shipment.


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


Forward-Looking Information
---------------------------

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

               GRAHAM CORPORATION AND SUBSIDIARIES
                            FORM 10-Q
                        DECEMBER 31, 2003
                   PART II - OTHER INFORMATION

Item 4. Controls and Procedures
        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reprots that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when requiared. As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Item 5. Other Information
        The   Company's   chief  executive  officer   and   chief
financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.
        a. See index to exhibits.

        b.  A Form 8-K was filed on October 28, 2003 and included
Items 7 and 12. No financial statements were required to be filed as part of the report.

                             SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                          GRAHAM CORPORATION

                          /s/ J. Ronald Hansen
                          ---------------------------------------
                          J. Ronald Hansen
                          Vice President Finance and
                          Administration / CFO (Principal
                          Accounting Officer)

Date:  February 2, 2004

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

(3)(ii)   By-laws  of  registrant, as amended (filed  as  Exhibit
          3(ii) to the Registrant's quarterly report on Form 10-Q
          for   the   quarter  ended  September  30,   2003   and
          incorporated herein by reference).

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