Form 10-K
period 2004-03-31
GRAHAM CORP
filed 2004-06-21
CIK 716314

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2003, the last business day of the Company's most recently completed second fiscal quarter, was $13,323,620.

     As of May 15, 2004, there were outstanding 1,658,327 shares of common stock, $.10 par value. As of May 15, 2004, there were outstanding 1,658,327 common stock purchase rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Notice of Meeting and Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

     An Exhibit Index is located at page 44 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GRAHAM CORPORATION

                                FORM 10-K INDEX

                                                                              PAGE
                                                                              ----
PART I
  Item 1   --   Business....................................................    1
  Item 2   --   Properties..................................................    4
  Item 3   --   Legal Proceedings...........................................    4
  Item 4   --   Submission of Matters to a Vote of Security Holders.........    4

PART II
  Item 5   --   Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities...........    4
  Item 6   --   Selected Financial Data.....................................    5
  Item 7   --   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................    7
  Item 8   --   Financial Statements and Supplementary Data.................   16
  Item 9   --   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   40
  Item 9A  --   Controls and Procedures.....................................   40
  Item 9B  --   Other Information...........................................   40

PART III
  Item 10  --   Directors and Executive Officers............................   40
  Item 11  --   Executive Compensation......................................   40
  Item 12  --   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................   40
  Item 13  --   Certain Relationships and Related Transactions..............   40
  Item 14  --   Principal Accountant Fees and Services......................   41
  Item 15  --   Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................   41

                                     PART I

              (Dollar amounts in thousands except per share data).

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

UNITED STATES OPERATIONS

     During the Fiscal Year ended March 31, 2004 ("FYE 2004") the Company's U.S. operations consisted of its engineering and manufacturing business in Batavia, NY.

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

     FYE 2004 U.S. sales were $38 million, a decrease of 14% from the previous fiscal year. The decrease in sales versus the previous year principally reflects a significant decline in sales of surface condensers, due to over-capacity in the U.S. domestic power-generating industry and in the chemical processing industry worldwide.

     Orders in FYE 2004 were $33.9 million, down 4% from the previous fiscal year. Backlog stood at $19.2 million on March 31, 2004, compared to $22.9 million on March 31, 2003 and $31.5 million on March 31, 2002.

     The Company recognized a $522 gain due to curtailment of a medical benefit plan for retired employees. This gain is reported as "Other Income" in the Consolidated Statement of Operations.

     The Company's main markets appear to be emerging from their most prolonged recession in decades, with improvement in the refinery market, the chemical market and the domestic power industry. These markets remain highly competitive.

     The Company broadened its market coverage of instantaneous water heaters in FYE 2004 with the introduction of the MicroMax water heater.

     The Company's U.S. export sales represented 54% of U.S. sales in FYE 2004, compared to 29.5% of U.S. sales in the previous year. Export sales reflected a prolonged recession in Asia and Latin America. However, the Asian markets for the Company's products have demonstrated early signs of recovery. The consensus in the industry is that opportunities in the refinery markets are expected to increase.

     The Company had 252 employees in the United States as of March 31, 2004.

UNITED KINGDOM OPERATIONS

     During FYE 2004, the Company's U.K. operations were conducted by its indirectly wholly-owned subsidiary, Graham Precision Pumps Limited (GPPL) in Congleton, Cheshire, England. GPPL is wholly-owned by Graham Vacuum & Heat Transfer Limited, which in turn is wholly-owned by the Company. Graham Vacuum and Heat Transfer Limited has no employees.

     GPPL manufactures liquid ring vacuum pumps, rotary piston pumps, oil sealed rotary vane pumps, atmospheric air operated ejectors and complete vacuum pump systems that are factory assembled with self-supporting structure.

     Sales for FYE 2004 were $8.1 million, an increase of 18% compared with the previous year.

     Orders for GPPL in FYE 2004 were $9.5 million, up 31% from the previous fiscal year. Year end backlog stood at $3.2 million, compared to $1.3 million on March 31, 2003 and $1.2 million on March 31, 2002.

     This reflects several large export orders for the petrochemical industry and continued strong activity in offshore oil operations. GPPL's markets generally show strong signs of recovery, with particularly robust activity in the chemical industry. Demand for products involved in petrochemical applications remains strong and during the fiscal year GPPL saw significant improvement in inquiries for liquid ring vacuum pumps.

     GPPL employed 57 people on March 31, 2004.

CAPITAL EXPENDITURES

     The Company's capital expenditures for FYE 2004 amounted to $284. Of this amount, $249 was for the U.S. business and $35 was for the U.K. business.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

  (1) Segments and (2) Information as to Lines of Business

     Graham Corporation operates in only one industry segment which is the design and manufacture of vacuum and heat transfer equipment. Further geographical segment information is set forth in Note 14 to the Consolidated Financial Statements on pages 34-37 of the Annual Report on Form 10-K.

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

     This equipment is used in a wide range of industrial process applications: power generation facilities, including fossil fuel plants and nuclear plants as well as cogeneration plants and geothermal power plants that harness naturally occurring thermal energy; petroleum refineries; chemical plants; pharmaceutical plants; plastics plants; fertilizer plants; breweries; titanium plants; liquefied natural gas production; soap manufacturing; air conditioning systems; food processing plants and other process industries. Among these the principal markets for the Company's products are the chemical, petrochemical, petroleum refining, and electric power generating industries. The Company's equipment is sold by a combination of direct company sales engineers and independent sales representatives located in over 40 major cities in the United States and abroad.

     Status of Publicly Announced New Products or Segments

     The Company has no plans for new products or for entry into new industry segments that would require the investment of a material amount of the Company's assets or that otherwise is material.

     Sources and Availability of Raw Materials

     Certain material shortages have affected the Company's ability to meet delivery requirements for certain orders. The Company is identifying alternative vendors in such cases and seeks to negotiate escalation provisions in its contracts in the event that costs of materials increase.

     Material Patents, Trademarks

     The Company holds no material patents, trademarks, licenses, franchises or concessions, the loss of which would have a materially adverse effect upon the business of the Company.

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

     Order Backlog

     Backlog of unfilled orders at March 31, 2004 was $21,988 compared to $23,497 at March 31, 2003 and $32,299 at March 31, 2002. The backlog contains $5,484 in orders that will likely not be shipped in the next twelve months.

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

     Research Activities

     During the fiscal years ended March 31, 2004, 2003, and 2002 the Company spent approximately $138, $187 and $248, respectively, on research activities relating to the development of new products or the improvement of existing products.

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

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The information called for under this Item is set forth in Note 14 to Consolidated Financial Statements, on pages 34-37 of this Annual Report on Form 10-K.

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

     Assets of the Company with a book value of $26,005 have been pledged to secure certain domestic long-term borrowings. Short and long-term borrowings of the Company's United Kingdom subsidiary are secured by assets of the subsidiary, which have a book value of $786.

ITEM 3.  LEGAL PROCEEDINGS

     This information is set forth in Note 15 to the Consolidated Financial Statements on page 37 of the Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) The Company sold no equity securities that were not registered during the period covered by this Annual Report on Form 10-K.

     (b) Not applicable.

     (c) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   GRAHAM CORPORATION -- TEN YEAR REVIEW
                                     ------------------------------------------------------------------
                                       2004(1)       2003(1)       2002(1)       2001(1)      2000(1)
                                     -----------   -----------   -----------   -----------   ----------
                                                    IN THOUSANDS (EXCEPT PER SHARE DATA)
OPERATIONS:
Net Sales..........................  $    43,321   $    49,378   $    47,396   $    44,433   $   38,728
Gross Profit.......................        7,549         9,350        10,077         9,796        9,964
Gross Profit Percentage............           17%           19%           21%           22%          26%
(Loss) Income From Continuing
  Operations.......................       (1,070)          133         2,305           195         (833)
Dividends..........................          327           254

COMMON STOCK:
Basic (Loss) Earnings From
  Continuing Operations Per
  Share............................         (.65)          .08          1.40           .12         (.55)
Diluted (Loss) Earnings From
  Continuing Operations Per
  Share............................         (.65)          .08          1.38           .12         (.55)
Quarterly Dividend Per Share.......          .05           .05
Market Price Range.................   11.70-7.06    11.00-6.84    14.80-7.25    12.94-7.06    9.44-6.00

FINANCIAL DATA:
Working Capital....................       11,700        12,779        13,812        11,162       12,397
Capital Expenditures...............          284           943           688         1,124          711
Depreciation.......................        1,035         1,004           955           926          998
Total Assets.......................       35,788        38,280        43,704        36,608       34,596
Long-Term Debt.....................           93           127           150           682        1,948
Shareholders' Equity...............       18,150        18,793        19,636        17,137       17,092

---------------

(1) The financial data presented for 2004-1998 is for the respective twelve months ended March 31. The financial data presented for 1997 is for the three-month transition period ended March 31, 1997. The financial data presented for 1996-1994 is for the respective twelve months ended December 31.

NET SALES $ in Thousands

04                                                                                  43321.00
03                                                                                  49378.00
02                                                                                  47396.00
01                                                                                  44433.00
00                                                                                  38728.00
99                                                                                  52978.00
98                                                                                  56206.00
96                                                                                  51487.00
95                                                                                  50501.00
94                                                                                  46467.00

           WORKING CAPITAL $ in Thousands

04                                                                             11700.00
03                                                                             12779.00
02                                                                             13812.00
01                                                                             11162.00
00                                                                             12397.00
99                                                                             11989.00
98                                                                             12459.00
96                                                                              8239.00
95                                                                              7093.00
94                                                                              6819.00

                                                 GRAHAM CORPORATION -- TEN YEAR REVIEW
                              ---------------------------------------------------------------------------
                               1999(1)       1998(1)        1997       1996(2)      1995(2)       1994
                              ----------   -----------   ----------   ----------   ----------   ---------
                                           IN THOUSANDS (EXCEPT PER SHARE DATA)
OPERATIONS:
Net Sales...................  $   52,978   $    56,206   $   14,257   $   51,487   $   50,501   $  46,467
Gross Profit................      14,872        18,083        4,080       15,463       13,257      12,153
Gross Profit Percentage.....          28%           32%          29%          30%          26%         26%
(Loss) Income From
  Continuing Operations.....       2,369         3,766          621        3,102        1,361           9
Dividends...................

COMMON STOCK:
Basic (Loss) Earnings From
  Continuing Operations Per
  Share.....................        1.48          2.27          .39         1.96          .86         .01
Diluted (Loss) Earnings From
  Continuing Operations Per
  Share.....................        1.46          2.21          .38         1.93          .86         .01
Quarterly Dividend Per
  Share.....................
Market Price Range..........  18.25-6.50   22.88-13.00   15.63-9.13   12.58-9.00   10.67-6.00   9.92-6.42

FINANCIAL DATA:
Working Capital.............      11,989        12,459       10,300        8,239        7,093       6,819
Capital Expenditures........       1,189         1,400          237        1,291          204         412
Depreciation................         983           905          249          892          927       1,027
Total Assets................      34,136        37,030       31,224       30,494       29,499      29,927
Long-Term Debt..............         505           859        2,764        1,442        3,303       5,161
Shareholders' Equity........      16,712        17,775       12,538       11,915        8,426       7,045

---------------

(2) Per share data has been adjusted to reflect a three-for-two stock split on July 25, 1996.

LONG-TERM DEBT $ in Thousands

04                                                                                     93.00
03                                                                                    127.00
02                                                                                    150.00
01                                                                                    682.00
00                                                                                   1948.00
99                                                                                    505.00
98                                                                                    859.00
96                                                                                   1442.00
95                                                                                   3303.00
94                                                                                   5161.00

   SHAREHOLDERS' EQUITY $ in Thousands

04                                                                             18150.00
03                                                                             18793.00
02                                                                             19636.00
01                                                                             17137.00
00                                                                             17092.00
99                                                                             16712.00
98                                                                             17775.00
96                                                                             11915.00
95                                                                              8426.00
94                                                                              7045.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              (Dollar amounts in thousands except per share data).

OVERVIEW

     Graham Corporation consists of two operating segments as determined by geographic areas (USA: Graham Corporation, UK: Graham Vacuum and Heat Transfer Limited and its wholly-owned subsidiary, Graham Precision Pumps Limited).

     Graham Corporation designs and builds vacuum and heat transfer equipment for the process industries throughout the world. It is a worldwide leader in vacuum technology. The principal markets for our equipment are the chemical, petrochemical, petroleum refining and electric power generating industries, including cogeneration and geothermal plants. Other markets served include metal refining, pulp and paper, shipbuilding, water heating, refrigeration, desalination, food processing, drugs, heating, ventilating and air conditioning.

     Ejectors, liquid ring and dry vacuum pumps, condensers, heat exchangers and other products we sell, sold either as components or as complete systems, are used by our customers to produce synthetic fibers, chemicals, petroleum products (including gasoline), electric power, processed food (including canned, frozen and dairy products), pharmaceutical products, paper, steel, fertilizers and numerous other products used everyday by people throughout the world.

     The mission of Graham Corporation is to enhance our position, in existing and new markets, as a worldwide leader in the engineering and manufacturing of high quality vacuum and heat transfer products and services. We strive for continuous growth of revenues and profits and to produce a good return on investment for our shareholders. We will continue to be known for high integrity and concern for our customers, employees and community.

     Graham is coming off the deepest and most prolonged recession in its markets in its 68-year history. This recession has been caused by over capacity in the principal industries served and a general global recession.

     The Company emerges from FYE 2004 in a sound position with respect to cash and short-term investments and with its core competencies intact.

FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has discussed each of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

     Revenue Recognition -- The Corporation recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenue of at least $1,000 and 500 pounds sterling, in the USA and UK operating segments, respectively, using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion.

     Revenue not accounted for using the percentage-of-completion method is accounted for on the completed contract method because of the large number of contracts and the fact that the effects of the use of such method do not vary materially from the use of the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized.

     Pension and Postretirement Benefits -- The Company's defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions, which are reviewed annually by the Company, include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. The Company bases the discount rate assumption for its plans on the AA-rated corporate long-term bond yield rate. The long-term expected rate of return on plan assets is based on the plan's asset allocation, historical returns and management's expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on the Company's long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.

     To the extent that actual results differ from our assumptions, the differences are reflected as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net recognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the market-related value of assets. Significant differences in actual experience or significant changes in future assumptions would affect the Company's pension and postretirement benefit costs and obligations.

     Use of Estimates -- The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Use of estimates include the recording of revenue, pension obligations, and the underlying assumptions and valuation reserves for uncollectible accounts, inventory obsolescence, deferred taxes, warranty and liquidated damages.

RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements presented in this annual report.

                                       2004               2003               2002
                                 ----------------   ----------------   ----------------
                                   USA       UK       USA       UK       USA       UK
                                 -------   ------   -------   ------   -------   ------
Sales..........................  $37,956   $8,115   $43,994   $6,850   $41,115   $7,432
Net (Loss) Income..............  $  (664)  $ (276)  $   186   $  (96)  $ 1,826   $  505
Diluted (Loss) Earnings per
  Share........................  $ (0.40)  $(0.17)  $  0.11   $(0.06)  $  1.09   $ 0.30
Identifiable Assets............  $33,124   $6,572   $36,032   $6,026   $42,446   $5,127

     Amounts above are inclusive of intercompany amounts.

2004 COMPARED TO 2003

     Consolidated sales (net of intercompany sales) were $43,321 for the fiscal year ended March 31, 2004. This represents a 12% decrease as compared to FYE 2003. Sales from USA operations were down 14% from last year. The decrease in sales resulted from significantly fewer surface condenser sales. Surface condenser sales to the domestic power industry and worldwide chemical industry were down due to a capacity-to-demand imbalance in these industries.

     The three principal markets Graham serves are now in varying stages of recovery. The refinery market for Graham's products is picking up due to clean fuel standards regulatory requirements. The chemical market is coming back due to the strength of the general global economic recovery. The domestic power industry for plants of about 200 mega-watts in size is in a moderate recovery mode due to the need for more efficient plants and ones that are more environmentally friendly. We expect these markets to continue to be active for several years. The most significant threats our Company faces in its markets today are the effects of terrorist acts on economic activity in Graham's markets and metal shortages (i.e., the ability to obtain materials timely and pass potentially higher costs through to the customer). Either of these threats, or others, could dampen or stop the market recoveries now occurring. Although order opportunities are increasing, pricing remains very competitive and may continue to hold gross profit margins below historical levels for orders booked through at least the first half of FYE 2005.

     Sales from UK operations increased 18% for the year. The increased sales are attributed to several large orders shipped to China for the petrochemical industry, and continued strong activity in offshore oil operations. Like USA operations, the markets, in general, and, in particular, the chemical industry, show signs of recovery. While offshore oil activity remains strong, significant improvement in inquiries for GPPL's traditional products (e.g., liquid ring pumps) is evident.

     The consolidated gross profit percentage was 17% for the current year as compared to 19% for FYE 2003. USA operations' gross profit margin remained unchanged as compared to FYE 2003 at 16%, as overall production overhead costs were managed in proportion to lower sales. Cost actions initiated in prior years helped to reduce production costs in FYE 2004 as compared to FYE 2003. For example, in February 2003, postretirement medical benefits for employees of the USA operation employed as of April 1, 2003 were terminated. Additionally, real estate taxes were reduced as a result of a legal proceeding settlement entered in September 2003 and workers' compensation costs were reduced by back-to-work programs. The Company was also able to reduce its warranty reserve because certain claims of significant value were settled. The gross profit margin from UK operations decreased from 30% last year to 22% for the current year due to quality problems pertaining to faulty and incorrect materials supplied by vendors. This led to high re-work costs. A second problem causing the decrease in gross profit margins in the UK was downward pressure on selling prices.

     Selling, general and administrative (SG&A) expenses for FYE 2004 were 23% of sales as compared to 21% for the prior year. This percentage increase is due to reduced sales in FYE 2004. Total SG&A costs for the current year were down 4%. The decrease was due to lower employment costs resulting from a major staff downsizing in FYE 2003.

     Interest expense increased 36% in the current year. The increased expense came from UK operations and follows higher short-term bank debt. Short-term debt increased significantly in the fourth quarter due to low shipping activity in January and February. Product shipments were delayed to March due to technical specification matters that needed to be addressed.

     Other income for FYE 2004 was $522 as compared to $1,801 for FYE 2003. The current year's income represents a curtailment gain resulting from the discontinuation of postretirement medical benefits discussed above. Other income of $1,801 recognized in FYE 2003 was a result of a contract cancellation fee on an order from a customer in the electric power generating industry.

     Other expense for the current year is zero as compared to $658 in FYE 2003 for severance costs.

     The benefit for income taxes was 42% of the loss before income tax benefit amount for the current year as compared to a provision for income taxes equal to 31% of the income before income taxes amount in FYE 2003. The FYE 2004 effective rate increased due to an income tax benefit gained in terminating split-dollar life insurance policies and distributing the proceeds to the respective employees in October 2003.

     The net loss for FYE 2004 was $1,070 or $0.65 per fully diluted share. The Company recognized a net income of $133 or $0.08 per fully diluted share for FYE 2003.

2003 COMPARED TO 2002

     Consolidated sales (net of intercompany sales) were $49,378 for the fiscal year ended March 31, 2003. This represents a 4% increase over FYE 2002. Sales from USA operations were greater than the prior year by 7%, primarily due to maintaining domestic market share comparable to the prior year while increasing export sales about 30% over FYE 2002. The increased sales were due to specific refining and electric power generating projects and not a general recovery in foreign markets.

     Sales from UK operations decreased 8% as compared to FYE 2002. In particular, significant reductions came in sales of pump package systems and spare parts. The reduction in spare part sales was due to fewer replacements purchased by traditional customers. This was due to significant buying in recent prior years. The decline in pump package sales was due to the absence of orders for large sales values. UK sales of pumps for offshore oil facilities for FYE 2003 were up 50% as compared to FYE 2002. This increase was due to the high cost of oil, which in-turn makes the higher operating costs of offshore production feasible.

     The consolidated gross profit percentage was 19% as compared to 21% for FYE 2002. In the USA, the gross profit percentage was 16% as compared to 18% for the prior year. This decline was due to the colder winter causing higher comfort heating charges, greater defined benefit pension costs due to the three-year decline in the stock market and higher product warranty costs.

     The gross profit percent in the UK dropped from 38% in FYE 2002 to 30% in FYE 2003. This was attributed to reduced sales volume and fewer sales in offshore spare parts. Spare part sales generate greater profit margins than new unit sales. It is believed fewer replacement parts were sold because new pumps were purchased instead. In addition to sales, the gross profit margin in the UK declined due to greater production overhead costs caused by temporary staffing needs. As a percent of sales, production costs were 27% of sales in FYE 2003 as compared to 21% in FYE 2002.

     Selling, general and administrative expenses for FYE 2003 were down 2% from FYE 2002. SG&A expenses represented 21% of FYE 2003 sales as compared to 22% for FYE 2002. The decrease in costs was due to lower variable compensation costs.

     For FYE 2003, interest expense decreased 34% due to reduced interest rates and maintaining a low debt level.

     The provision for income taxes was 31% for FYE 2003 as compared to 34% for the year ended March 31, 2002. The lower effective rate was due to the impact of the extra territorial income exclusion benefit from foreign shipments.

     Consolidated net income for FYE 2003 was $133 or $.08 per diluted share as compared to $2,305 or $1.38 per diluted share in FYE 2002.

                              SHAREHOLDERS' EQUITY

                                                           2004      2003      2002
                                                          -------   -------   -------
USA.....................................................  $19,044   $19,727   $20,794
UK......................................................    3,014     2,843     2,661
Eliminations............................................   (3,908)   (3,777)   (3,819)
                                                          -------   -------   -------
                                                          $18,150   $18,793   $19,636
                                                          =======   =======   =======
Book Value Per Share....................................  $ 10.94   $ 11.40   $ 11.91
                                                          =======   =======   =======

2004 COMPARED TO 2003

     Shareholders' Equity decreased $643 or 3% from March 31, 2003. Decreases were caused by the net loss, an increase to the minimum pension liability adjustment and the corporate dividend. These charges were partially offset by a favorable foreign currency translation adjustment, issuance of common stock resulting from the exercise of stock options and Director and Officer repayment of notes due for the purchase of Graham's common stock under the Long-Term Stock Ownership Plan. For further information, see Consolidated Statements of Changes In Shareholders' Equity.

2003 COMPARED TO 2002

     Shareholders' Equity decreased $843 or 4% in FYE 2003. The Company recognized a minimum pension liability adjustment net of an income tax benefit, which reduced equity by $1,090. This adjustment will be reversed if and to the extent the USA defined benefit pension plan investments in stocks and bonds recover.

                        LIQUIDITY AND CAPITAL RESOURCES

                                  2004                 2003                 2002
                            -----------------    -----------------    -----------------
                              USA        UK        USA        UK        USA        UK
                            -------    ------    -------    ------    -------    ------
Working Capital...........  $10,013    $2,074    $11,208    $1,827    $12,408    $1,702
Cash (Deficit) Flow from
  Operations..............  $  (938)   $ (106)   $ 2,117    $ (220)   $ 4,290    $  174
Cash and Investments......  $ 5,735    $   28    $ 6,615    $   48    $ 5,307    $   90
Capital Expenditures......  $   249    $   35    $   800    $  143    $   607    $   81
Long-Term Borrowings......  $     0    $    0    $     0    $    0    $     0    $    0
Capital Leases............  $   137    $    0    $   183    $   24    $   173    $   62
Working Capital Ratio.....      2.1       1.6        2.1       1.6        1.8       1.7
Long-Term Debt/Equity.....      0.5%      0.0%       0.6%      0.0%       0.6%      0.8%

                     CONTRACTUAL AND COMMERCIAL OBLIGATIONS

                                                     LESS THAN    1-3     3-5
                                            TOTAL     1 YEAR     YEARS   YEARS   THEREAFTER
                                            ------   ---------   -----   -----   ----------
Short-term Debt...........................  $1,925    $1,925
Capital Lease Obligations(1)..............     160        57     $103
Operating Leases(1).......................     240       129      111
Pension and Postretirement Benefits(2)....   1,542     1,542
Other Long-Term Liabilities Reflected on
  the Balance Sheet Under GAAP............     190        80      110
                                            ------    ------     ----     --         --
Total.....................................  $4,057    $3,733     $324     $0         $0
                                            ======    ======     ====     ==         ==

---------------

(1) For additional information, see Notes 5 and 6 to the Consolidated Financial Statements.

(2) Amounts represent anticipated contributions to the defined benefit pension plan and postretirement medical benefit plan for FYE 2005. The Company expects to be required to make cash contributions beyond one year.

2004 COMPARED TO 2003

     Consolidated cash flow from operations was negative $1,044 for FYE 2004 as compared to a positive cash flow of $1,897 for FYE 2003. The negative cash flow was largely a result of the net loss, fewer customer progress payments due to fewer major orders (e.g., surface condensers) and a significant defined benefit pension contribution due to the decrease in the value of the investments held by the defined benefit pension plan as a result of the 2001-2002 stock market decline.

     The Company expects to continue to consume cash in excess of amounts generated from operations over the first several months of fiscal year 2005 to cover operating losses, dividends, and to fund a build-up of work-in-process inventory for increased shipments in the second half of FYE 2005.

     Graham's primary source of liquidity is cash flow from operations, investments in short-term US Treasury bills, and secured credit agreements. Cash sources in 2004 and 2003 have been sufficient to meet our liquidity needs, and we believe our cash sources will be sufficient to meet our projected future cash requirements.

     Capital expenditures are estimated to be $637 next year. Depreciation is estimated to be $1,017.

2003 COMPARED TO 2002

     Consolidated cash flow from operations was $1,897 for FYE 2003 as compared to $4,464 for FYE 2002. Cash flow for FYE 2003 was greatly enhanced by collection of the unusually large trade accounts receivable balance as of March 2002. Receivables were substantially greater than normal due to fourth quarter FYE 2002 significant customer cancellation fees and progress billings. Offsetting the change in the accounts receivable balance of $9,758 between March 31, 2002 and 2003 were (1) an increase in inventory, (2) a special payment to the defined benefit pension plan and (3) fewer customer deposits. Inventory increased due to the manufacturing stage of USA customer orders, and UK operations increased inventories (and short-term debt) acquiring dry pump gearboxes from a supplier who manufactured them under a "make and hold" program. Customer deposits decreased $4,572 this year as compared to FYE 2002 due to the reduction of large projects currently in the manufacturing system. To ensure compliance with a bank loan covenant, the Company made an additional $1,600 payment to the defined benefit pension fund in FYE 2003. A fourth item, which reduced working capital in FYE 2003, was the recognition of $702 in accruals relating to terminations and retirements.

                               ORDERS AND BACKLOG

ORDERS                                                     2004      2003      2002
------                                                    -------   -------   -------
USA.....................................................  $33,896   $35,209   $47,851
UK......................................................    9,456     7,200     6,118
Eliminations............................................   (2,239)   (1,813)   (1,077)
                                                          -------   -------   -------
Consolidated............................................  $41,113   $40,596   $52,892
                                                          =======   =======   =======

BACKLOG                                                    2004      2003      2002
-------                                                   -------   -------   -------
USA.....................................................  $19,178   $22,903   $31,483
UK......................................................    3,150     1,348     1,180
Eliminations............................................     (340)     (754)     (364)
                                                          -------   -------   -------
Consolidated............................................  $21,988   $23,497   $32,299
                                                          =======   =======   =======

     USA orders for the current year were down 4% or $1,313 from last year. UK orders were up 31% over FYE 2003. Bookings for USA operations were down due to the decline of orders placed for surface condensers. Orders placed with the UK operation were up due to the increased activity in offshore oil projects and orders for the petrochemical industry. Orders placed with USA operations are expected to be greater in FYE 2005 due to the recovering global economy and specific markets supplied by Graham. Orders placed with UK operations are expected to be slightly greater than FYE 2004.

     At March 31, 2004, the consolidated backlog was $21,988, down 6% from March 31, 2003. All orders represent orders from traditional markets in the Company's established product lines. The backlog contains approximately $5,484 in orders that will likely not be shipped in the next twelve months.

     In April 2004, Graham filed a complaint for breach of contract in the United States District Court, asking the Court to find a contract, valued at $5,144 and included in the $5,484 noted above, cancelled and award cancellation fees as specified in the contract.

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

     The Company is exposed to interest rate risk primarily through its borrowing activities. Management's strategy for managing risks associated with interest rate fluctuations is to hold interest-bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long-term debt. Assuming year ended 2004 and 2003 variable rate debt, a 1% change in interest rates would impact annual interest expense by $19 and $15, respectively.

     Graham's international consolidated sales exposure for the current year approximated 59% of annual sales as compared to 37% for the year 2003. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to USA dollars. The substantial portion of Graham's sales is collected in the local currency (USA -- dollars; UK -- pounds sterling). In FYE 2004 and 2003, sales in foreign currencies were 3% and 1.5% of sales, respectively. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham has limited exposure to foreign currency purchases. In FYE 2004 and 2003, purchases in foreign currencies were 9% and 4% of cost of goods sold, respectively. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     Foreign operations resulted in a current year net loss of $276 as compared to a net loss of $96 for FYE 2003. As currency exchange rates change, translations of the income statements of the UK business into US dollars affect year-over-year comparability of operating results. The increase in the foreign currency translation rate to convert pounds sterling to US dollars increased all UK income statement items and order amounts by 10% and all UK balance sheet and backlog amounts by 16% in FYE 2004 over 2003. The Company does not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would have impacted the UK reported net loss by approximately $28 for FYE 2004 and $10 for the previous year.

     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEUs) for outside directors based upon the Company's performance. The outstanding SEUs are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the Company's results of operations. Based upon the SEUs outstanding at March 31, 2004 and 2003, and a $12 per share price, a 50-75% change in the respective year-end market price of the Company's common stock would positively or negatively impact the Company's operating results by $100 to $151 for FYE 2004 and $99 to $148 in FYE 2003. Assuming required net income of $500 is met, and based upon a market price of the Company's stock of $12 per share, a 50-75% change in the stock price would positively or negatively impact the Company's operating results by $142 to $213 in 2005, $162 to $242 in 2006, $182 to $273 in 2007, $196 to $295 in 2008 and $211 to $317 in 2009.

OTHER MATTERS

     The Company broadened its market coverage of instantaneous water heaters in FYE 2004 with the introduction of MicroMax. This new standard product meets a market need for users who do not have available steam as a utility for the water heater.

     Increases in material and labor costs traditionally have been offset by cost cutting measures and selling price increases. Obtaining price increases is largely a factor of supply and demand for Graham's products, whereas inflation factors can originate from influences outside of the Company's direct global competition. Graham will continue to monitor the impact of inflation in order to minimize its effects in future years through sales growth, pricing, product mix strategies, purchasing advantageously, productivity improvements, and cost reductions.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 expands disclosure requirements and requires that a guarantor recognize, at fair value, a liability for its obligation under a guarantee. The recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows. The Company has complied with the expanded disclosure requirements.

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for certain requirements and was amended in December 2003 to defer implementation of other requirements until March 2004. Adoption of this standard had no effect on the Company's financial position, results of operations or cash flows.

     In December 2003, the FASB revised SFAS No. 132 ("SFAS 132-R"), which deals with employers' disclosures about pensions and other postretirement benefits, and amended certain other related FASB statements. This statement requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Graham will adopt the provisions of SFAS 132-R as they become effective. See Note 9 of Notes to Consolidated Financial Statements for pertinent disclosures for this reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements, Notes to Financial Statements, Quarterly Financial
Data)

              (Dollar amounts in thousands except per share data).

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               2004       2003       2002
                                                              -------    -------    -------
Net sales...................................................  $43,321    $49,378    $47,396
                                                              -------    -------    -------
Costs and expenses:
  Cost of products sold.....................................   35,772     40,028     37,319
  Selling, general and administrative.......................    9,783     10,202     10,439
  Interest expense..........................................      135         99        150
  Other income..............................................     (522)    (1,801)    (3,989)
  Other expense.............................................                 658
                                                              -------    -------    -------
  Total costs and expenses..................................   45,168     49,186     43,919
                                                              -------    -------    -------
(Loss) Income before income taxes...........................   (1,847)       192      3,477
(Benefit) Provision for income taxes........................     (777)        59      1,172
                                                              -------    -------    -------
Net (loss) income...........................................  $(1,070)   $   133    $ 2,305
                                                              =======    =======    =======
Per Share Data
  Basic:
     Net (loss) income......................................  $  (.65)   $   .08    $  1.40
                                                              =======    =======    =======
  Diluted:
     Net (loss) income......................................  $  (.65)   $   .08    $  1.38
                                                              =======    =======    =======

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   467   $   217
  Investments...............................................    5,296     6,446
  Trade accounts receivable, net of allowances ($75 and $35
     in 2004 and 2003, respectively)........................    8,950     7,295
  Inventories...............................................    7,015    10,341
  Domestic and foreign income taxes receivable..............      972       259
  Deferred income tax asset.................................    1,538     1,846
  Prepaid expenses and other current assets.................      217       367
                                                              -------   -------
       Total current assets.................................   24,455    26,771
Property, plant and equipment, net..........................    9,227     9,808
Deferred income tax asset...................................    2,048     1,610
Other assets................................................       58        91
                                                              -------   -------
       Total assets.........................................  $35,788   $38,280
                                                              =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $ 1,925   $ 1,524
  Current portion of long-term debt.........................       44        80
  Accounts payable..........................................    3,230     4,629
  Accrued compensation......................................    3,866     3,283
  Accrued expenses and other liabilities....................    1,562     2,344
  Customer deposits.........................................    2,128     2,132
                                                              -------   -------
       Total current liabilities............................   12,755    13,992
Long-term debt..............................................       93       127
Accrued compensation........................................      239       244
Deferred income tax liability...............................       77        49
Other long-term liabilities.................................       61        76
Accrued pension liability...................................    1,873     1,761
Accrued postretirement benefits.............................    2,540     3,238
                                                              -------   -------
       Total liabilities....................................   17,638    19,487
                                                              -------   -------
Shareholders' equity:
  Preferred stock, $1 par value --
     Authorized, 500,000 shares
  Common stock, $.10 par value --
     Authorized, 6,000,000 shares
     Issued, 1,757,450 and 1,716,572 shares in 2004 and
      2003, respectively....................................      176       172
  Capital in excess of par value............................    5,097     4,757
  Retained earnings.........................................   17,370    18,767
  Accumulated other comprehensive loss
     Minimum pension liability adjustment...................   (1,456)   (1,090)
     Cumulative foreign currency translation adjustment.....   (1,452)   (1,900)
                                                              -------   -------
                                                               19,735    20,706
Less:
  Treasury stock (99,123 and 68,323 shares in 2004 and 2003,
     respectively)..........................................   (1,385)   (1,161)
  Notes receivable from officers and directors..............     (200)     (752)
                                                              -------   -------
Total shareholders' equity..................................   18,150    18,793
                                                              -------   -------
       Total liabilities and shareholders' equity...........  $35,788   $38,280
                                                              =======   =======

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
Operating activities:
  Net (loss) income.........................................  $ (1,070)  $    133   $  2,305
                                                              --------   --------   --------
  Adjustments to reconcile net (loss) income to net cash
     (used) provided by operating activities:
     Depreciation and amortization..........................     1,035      1,026        977
     Discount accretion on investments......................       (49)      (115)       (21)
     Loss (Gain) on sale of property, plant and equipment...                   16        (19)
     Loss on sale of investments............................                              28
     (Increase) Decrease in operating assets:
       Accounts receivable..................................    (1,344)     9,940     (9,089)
       Inventories, net of customer deposits................     3,683     (6,392)     6,817
       Domestic and foreign income taxes
          receivable/payable................................      (678)    (1,117)     1,347
       Prepaid expenses and other current and non-current
          assets............................................       210        (24)       139
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued compensation, accrued
          expenses and other current and non-current
          liabilities.......................................    (2,877)       (53)     1,395
       Accrued compensation, accrued pension liability and
          accrued postretirement benefits...................      (129)    (1,500)       239
       Deferred income taxes................................       175        (17)       346
                                                              --------   --------   --------
          Total adjustments.................................        26      1,764      2,159
                                                              --------   --------   --------
  Net cash (used) provided by operating activities..........    (1,044)     1,897      4,464
                                                              --------   --------   --------
Investing activities:
  Purchase of property, plant and equipment.................      (284)      (943)      (688)
  Proceeds from sale of property, plant and equipment.......         3         24        160
  Purchase of investments...................................   (13,209)   (23,636)    (5,975)
  Redemption of investments at maturity.....................    14,408     19,800      8,377
  Collection of notes receivable from officers and
     directors..............................................       348         90
                                                              --------   --------   --------
  Net cash provided (used) by investing activities..........     1,266     (4,665)     1,874
                                                              --------   --------   --------
Financing activities:
  Increase (Decrease) in short-term debt, net...............       140        357     (3,122)
  Proceeds from issuance of long-term debt..................     9,280      4,795      4,785
  Principal repayments on long-term debt....................    (9,362)    (4,905)    (5,472)
  Issuance of common stock..................................       311                   146
  Dividends paid............................................      (327)      (172)
  Acquisition of treasury stock.............................       (20)
                                                              --------   --------   --------
  Net cash provided (used) by financing activities..........        22         75     (3,663)
                                                              --------   --------   --------
  Effect of exchange rate on cash...........................         6          9
                                                              --------   --------   --------
  Net increase (decrease) in cash and equivalents...........       250     (2,684)     2,675
  Cash and cash equivalents at beginning of year............       217      2,901        226
                                                              --------   --------   --------
  Cash and cash equivalents at end of year..................  $    467   $    217   $  2,901
                                                              ========   ========   ========

                See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   ACCUMULATED                    NOTES
                                     COMMON STOCK        CAPITAL IN                   OTHER                     RECEIVABLE
                                 ---------------------   EXCESS OF    RETAINED    COMPREHENSIVE   TREASURY    FROM OFFICERS
                                  SHARES     PAR VALUE   PAR VALUE    EARNINGS        LOSS          STOCK     AND DIRECTORS
                                 ---------   ---------   ----------   ---------   -------------   ---------   --------------
Balance at March 31, 2001......  1,697,645   $     170   $   4,575    $  16,583     $  (2,188)    $  (1,161)    $    (842)
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Net income.....................                                           2,305
Foreign currency translation
  adjustment...................                                                            10
    Total comprehensive
      income...................
Issuance of shares.............     18,927           2         144
Stock option tax benefit.......                                 38
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Balance at March 31, 2002......  1,716,572         172       4,757       18,888        (2,178)       (1,161)         (842)
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Net income.....................                                             133
Foreign currency translation
  adjustment...................                                                           278
Minimum pension liability
  adjustment, net of income tax
  of $587......................                                                        (1,090)
    Total comprehensive loss...
Dividends......................                                            (254)
Collection of notes receivable
  from officers and
  directors....................                                                                                        90
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Balance at March 31, 2003......  1,716,572         172       4,757       18,767        (2,990)       (1,161)         (752)
Net loss.......................                                          (1,070)
Foreign currency translation
  adjustment...................                                                           448
Minimum pension liability
  adjustment, net of income tax
  of $197......................                                                          (366)
    Total comprehensive loss...
Issuance of shares.............     40,878           4         307
Stock option tax benefit.......                                 33
Dividends......................                                            (327)
Acquisition of treasury
  stock........................                                                                        (224)          204
Collection of notes receivable
  from officers and
  directors....................                                                                                       348
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Balance at March 31, 2004......  1,757,450   $     176   $   5,097    $  17,370     $  (2,908)    $  (1,385)    $    (200)
                                 =========   =========   =========    =========     =========     =========     =========


                                 SHAREHOLDERS'
                                    EQUITY
                                 -------------
Balance at March 31, 2001......    $  17,137
                                   ---------
Net income.....................        2,305
Foreign currency translation
  adjustment...................           10
                                   ---------
    Total comprehensive
      income...................        2,315
Issuance of shares.............          146
Stock option tax benefit.......           38
                                   ---------
Balance at March 31, 2002......       19,636
                                   ---------
Net income.....................          133
Foreign currency translation
  adjustment...................          278
Minimum pension liability
  adjustment, net of income tax
  of $587......................       (1,090)
                                   ---------
    Total comprehensive loss...         (679)
Dividends......................         (254)
Collection of notes receivable
  from officers and
  directors....................           90
                                   ---------
Balance at March 31, 2003......       18,793
Net loss.......................       (1,070)
Foreign currency translation
  adjustment...................          448
Minimum pension liability
  adjustment, net of income tax
  of $197......................         (366)
                                   ---------
    Total comprehensive loss...         (988)
Issuance of shares.............          311
Stock option tax benefit.......           33
Dividends......................         (327)
Acquisition of treasury
  stock........................          (20)
Collection of notes receivable
  from officers and
  directors....................          348
                                   ---------
Balance at March 31, 2004......    $  18,150
                                   =========

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

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

  Translation of foreign currencies

     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year-end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company's sales and purchases in foreign currencies are minimal, therefore, foreign currency transaction gains and losses are not significant. Gains and losses resulting from translation of foreign subsidiary balance sheets are included in a separate component of shareholders' equity. Translation adjustments are not adjusted for income taxes since they relate to an investment which is permanent in nature.

  Revenue recognition

     Percentage-of-Completion

     The USA Company recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenues of $1,000 and greater using the percentage-of-completion method. The UK Company applies the percentage-of-completion method of accounting for revenue recognition and all related costs on contracts with a duration in excess of three months and with revenues of 500 pounds sterling and greater. The Company has established the systems and procedures essential to developing the estimates required to account for a contract using the percentage-of-completion method. At the USA and UK companies, the percentage-of-completion is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion.

     Completed Contract

     All contracts with a duration of less than three months and with revenue of less than $1,000 in the USA and 500 pounds sterling in the UK are accounted for using the completed contract method. The Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized. The effect of applying the completed contract method does not vary materially from the results of applying the percentage-of-completion method.

  Shipping and handling fees and costs

     Shipping and handling fees billed to the customer are classified as revenue and the related costs incurred for shipping and handling are included in cost of goods sold.

  Investments

     Investments consist primarily of fixed-income debt securities with original maturities of beyond three months. All investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All the investments mature within one year.

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

  Property, plant and depreciation

     Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to twenty-five years for office and manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. The Company regularly assesses all of its long-lived assets for impairment. When the carrying value of an asset exceeds its undiscounted cash flows, the Company recognizes an impairment loss if the asset's fair value is less than its carrying value. The impairment is then calculated as the difference between the carrying value and the fair value of the asset. No such impairment losses were recorded in 2004, 2003 or 2002.

  Product warranties

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

                                                                        2004      2003      2002
                                                                       -------    -----    ------
Net (loss) income.....................................  As reported    $(1,070)   $ 133    $2,305
Stock-based employee compensation cost net of related
  tax benefits........................................                      75       69       151
                                                                       -------    -----    ------
Pro forma net (loss) income...........................                 $(1,145)   $  64    $2,154
                                                                       =======    =====    ======
Basic (loss) income per share.........................  As reported    $  (.65)   $ .08    $ 1.40
                                                        Pro forma      $  (.70)   $ .04    $ 1.30
Diluted (loss) income per share.......................  As reported    $  (.65)   $ .08    $ 1.38
                                                        Pro forma      $  (.70)   $ .04    $ 1.29

     The weighted average fair value of the options granted during 2004, 2003, and 2002 is estimated as $3.27, $2.88, and $5.85, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:

                                                               2004       2003       2002
                                                              -------    -------    -------
Expected life...............................................  5 years    5 years    5 years
Volatility..................................................    47.13%     50.00%     50.72%
Risk-free interest rate.....................................     3.01%      2.81%      4.75%
Dividend yield..............................................     2.25%      2.35%         0%

  Per share data

     Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Common shares outstanding include share equivalent units which are contingently issuable shares. Diluted (loss) earnings per share is calculated by dividing net
(loss) income by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share is presented below.

                                                               2004         2003         2002
                                                            ----------   ----------   ----------
Basic (loss) earnings per share
  Numerator:
     Net (loss) income....................................  $   (1,070)  $      133   $    2,305
                                                            ----------   ----------   ----------
  Denominator:
     Weighted common shares outstanding...................   1,630,546    1,648,249    1,639,635
     Share equivalent units (SEU) outstanding.............      16,155       14,800       10,720
                                                            ----------   ----------   ----------
     Weighted average shares and SEUs outstanding.........   1,646,701    1,663,049    1,650,355
                                                            ----------   ----------   ----------
Basic (loss) earnings per share...........................  $     (.65)  $      .08   $     1.40
                                                            ==========   ==========   ==========
Diluted (loss) earnings per share
  Numerator:
     Net (loss) income....................................  $   (1,070)  $      133   $    2,305
                                                            ----------   ----------   ----------
  Denominator:
     Weighted average shares and SEUs outstanding.........   1,646,701    1,663,049    1,650,355
     Stock options outstanding............................                    9,037       19,775
     Contingently issuable SEUs...........................                                 1,136
                                                            ----------   ----------   ----------
     Weighted average common and potential common shares
       outstanding........................................   1,646,701    1,672,086    1,671,266
                                                            ----------   ----------   ----------
Diluted (loss) earnings per share.........................  $     (.65)  $      .08   $     1.38
                                                            ==========   ==========   ==========

     Options to purchase shares of common stock, which totaled 211,695, 136,000 and 138,350 in 2004, 2003 and 2002, respectively, were not included in the computation of diluted (loss) earnings per share as the effect would be anti-dilutive.

  Cash flow statement

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Interest paid was $137 in 2004, $97 in 2003, and $161 in 2002. In addition, income taxes (refunded) paid were $(274) in 2004, $1,194 in 2003, and $(521) in 2002.

     Non cash activities during 2004, 2003, and 2002 included capital expenditures totaling $11, $76 and $112, respectively, which were financed through the issuance of capital leases. In 2004 and 2003, minimum pension liability adjustments, net of income tax benefits, were recognized totaling $448 and $1,090, respectively. In addition, dividends of $83 and $82 were recorded but not paid in 2004 and 2003, respectively.

  Accumulated other comprehensive (loss) income

     Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income or loss items, which are reflected as a separate component of equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment and a minimum pension liability adjustment.

  Accounting and Reporting Changes

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 expands disclosure requirements and requires that a guarantor recognize, at fair value, a liability for its obligation under a guarantee. The recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. Adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for certain requirements and was amended in December 2003 to defer implementation of other requirements until March 2004. Adoption of this standard had no effect on the Company's financial position, results of operations or cash flows.

     In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", an amendment of SFAS Nos. 87, 88, and 106 (SFAS 132R). SFAS 132R requires expanded disclosures about defined benefit pension plans and other postretirement benefit plan assets, obligations, cash flows, and net costs, and retains the disclosures required by SFAS 132. The expanded benefit payment disclosure requirements of SFAS 132R are effective for fiscal years ending after June 15, 2004. The remaining expanded disclosures required by SFAS 132R are effective for fiscal years ending on or after December 15, 2003, and for the first interim period following adoption of the standard. The Company has complied with all expanded disclosures required for fiscal years ending on or after December 15, 2003.

NOTE 2 -- INVENTORIES:

     Major classifications of inventories are as follows:

                                                               2004      2003
                                                              -------   -------
Raw materials and supplies..................................  $ 1,745   $ 2,417
Work in process.............................................    6,200    14,968
Finished products...........................................    2,500     1,937
                                                              -------   -------
                                                               10,445    19,322
Less -- progress payments...................................    3,309     8,907
        inventory reserve...................................      121        74
                                                              -------   -------
                                                              $ 7,015   $10,341
                                                              =======   =======

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment are as follows:

                                                               2004      2003
                                                              -------   -------
Land........................................................  $   302   $   289
Buildings and improvements..................................   10,987    10,884
Machinery and equipment.....................................   18,081    17,341
Construction in progress....................................        5         8
                                                              -------   -------
                                                               29,375    28,522
Less -- accumulated depreciation and amortization...........   20,148    18,714
                                                              -------   -------
                                                              $ 9,227   $ 9,808
                                                              =======   =======

     Depreciation expense in 2004, 2003, and 2002 was $1,035, $1,004, and $955,
respectively.

NOTE 4 -- PRODUCT WARRANTY LIABILITY:

     The reconciliation of the changes in the product warranty liability is as follows:

                                                               2004      2003
                                                              -------   -------
Balance at beginning of year................................  $   592   $   182
Expense for product warranties..............................       89       641
Product warranty claims paid................................     (439)     (231)
                                                              -------   -------
Balance at end of year......................................  $   242   $   592
                                                              =======   =======

     The decrease in expense for product warranties resulted from the reversal of provisions made in 2003 for specific claims that were settled during 2004 for less than the amounts reserved.

NOTE 5 -- LEASES:

     The Company leases equipment and office space under various operating leases. Rent expense applicable to operating leases was $150, $159 and $123 in 2004, 2003, and 2002, respectively.

     Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                               2004      2003
                                                              -------   -------
Machinery and equipment.....................................  $   224   $ 1,835
Less accumulated amortization...............................       96     1,390
                                                              -------   -------
                                                              $   128   $   445
                                                              =======   =======

     Amortization of machinery and equipment under capital lease amounted to $43, $167 and $149 in 2004, 2003, and 2002, respectively, and is included in depreciation expense.

     As of March 31, 2004, future minimum payments required under non-cancelable leases are:

                                                              OPERATING   CAPITAL
                                                               LEASES     LEASES
                                                              ---------   -------
2005........................................................    $129       $ 57
2006........................................................      76         55
2007........................................................      31         37
2008........................................................       4         11
                                                                ----       ----
Total minimum lease payments................................    $240        160
                                                                ====
Less -- amount representing interest........................                 23
                                                                           ----
Present value of net minimum lease payments.................               $137
                                                                           ====

NOTE 6 -- DEBT:

  Short-Term Debt Due Banks

     The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                               2004     2003
                                                              ------   ------
Borrowings of United Kingdom subsidiary under line of credit
  at bank's rate plus 1 1/2%................................  $1,925   $1,524
                                                              ======   ======

     The United Kingdom subsidiary has a revolving credit facility agreement, which provides a line of credit of 1,220 pounds sterling ($2,245 at the March 31, 2004 exchange rate) including letters of credit through May 31, 2004. The interest rate is the bank's rate plus 1 1/2%. The bank's base rate was 4% and 3.75% at March 31, 2004 and 2003, respectively. The United Kingdom operations had available unused lines of credit of $269 at March 31, 2004. The United Kingdom short-term bank borrowings are collateralized by assets of the United Kingdom subsidiary, which have a book value of $786 at March 31, 2004. The United States operation does not provide a corporate guarantee or any security for the United Kingdom revolving credit facility.

     During 2004, the Company amended its United States revolving credit facility agreement. The amended facility agreement provides a line of credit of up to $8,000 including letters of credit through October 31, 2005. Under the terms of the agreement, the Company was able to borrow at a rate of prime at March 31, 2004 and prime minus 75 basis points at March 31, 2003. The bank's prime rate was 4% and 4.25% at March 31, 2004 and 2003, respectively. The United States operations had available unused lines of credit of $6,540 at March 31, 2004.

     The weighted average interest rate on short-term borrowings in 2004 and 2003 was 4.6% and 3.5%, respectively.

  Long-Term Debt

     The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                              2004   2003
                                                              ----   ----
Capital lease obligations (Note 5)..........................  $137   $207
Less: current amounts.......................................    44     80
                                                              ----   ----
                                                              $ 93   $127
                                                              ====   ====

     With the exception of capital leases, there are no long-term debt payment requirements over the next five years.

     The Company is required to pay commitment fees of 1/2% on the unused portion of the domestic revolving credit facility. No other financing arrangements require compensating balances or commitment fees.

     The loan agreements contain provisions pertaining to the maintenance of minimum working capital balances, tangible net worth and financial ratios as well as restrictions on the payment of cash dividends to shareholders and incurrence of additional long-term debt. In addition, the United States operations cannot make any loans or advances exceeding $500 to any affiliates without prior consent of the bank.

NOTE 7 -- FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS:

  Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2004 and 2003, the Company had no significant concentrations of credit risk.

  Letters of Credit:

     The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2004 and 2003, the Company was contingently liable on outstanding standby letters of credit aggregating $1,511 and $1,394, respectively.

  Foreign Exchange Risk Management:

     The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2004 and 2003, there were no foreign exchange forward contracts held by the Company.

  Fair Value of Financial Instruments:

     The estimates of the fair value of financial instruments are summarized as follows:

          INVESTMENTS -- The fair value of investments at March 31, 2004 and 2003 approximated the carrying value.

          SHORT-TERM DEBT -- The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument.

          LONG-TERM DEBT -- The carrying values of credit facilities with variable rates of interest approximate fair values.

NOTE 8 -- INCOME TAXES:

     An analysis of the components of pre-tax (loss) income is presented below:

                                                               2004      2003      2002
                                                              -------   -------   -------
United States...............................................  $(1,472)  $   305   $ 2,751
United Kingdom..............................................     (375)     (113)      726
                                                              -------   -------   -------
                                                              $(1,847)  $   192   $ 3,477
                                                              =======   =======   =======

     The (benefit) provision for income taxes consists of:

                                                               2004     2003     2002
                                                              ------   ------   ------
Current:
  Federal...................................................  $ (960)  $   36   $  695
  State.....................................................       8       41      131
                                                              ------   ------   ------
                                                                (952)      77      826
                                                              ------   ------   ------
Deferred:
  Federal...................................................     263       26      111
  State.....................................................      11      (27)      14
  United Kingdom............................................     (99)     (17)     221
                                                              ------   ------   ------
                                                                 175      (18)     346
                                                              ------   ------   ------
Total (benefit) provision for income taxes..................  $ (777)  $   59   $1,172
                                                              ======   ======   ======

     The reconciliation of the (benefit) provision calculated using the United States federal tax rate with the provision for income taxes presented in the financial statements is as follows:

                                                               2004     2003     2002
                                                              ------   ------   ------
(Benefit) Provision for income taxes at federal rate........  $ (628)  $   65   $1,182
Difference between foreign and U.S. tax rates...............      15        4      (29)
State taxes.................................................      16               100
Charges not deductible for income tax purposes..............      40       72       59
Recognition of tax benefit generated by extraterritorial
  income exclusion..........................................     (98)     (79)    (121)
Cash surrender value of officer life insurance policies
  redeemed..................................................    (130)
Tax credits.................................................               (3)     (14)
Other.......................................................       8                (5)
                                                              ------   ------   ------
(Benefit) Provision for income taxes........................  $ (777)  $   59   $1,172
                                                              ======   ======   ======

     The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset follows:

                                                                  2004               2003
                                                            ----------------   ----------------
                                                            UNITED   UNITED    UNITED   UNITED
                                                            STATES   KINGDOM   STATES   KINGDOM
                                                            ------   -------   ------   -------
Depreciation..............................................  $ (857)  $  (77)   $ (781)  $  (49)
Accrued compensation......................................     229                402
Accrued pension liability.................................     985                631
Accrued postretirement benefits...........................   1,053              1,319
Compensated absences......................................     521                537
Inventories...............................................     (69)     157       208      107
Warranty liability........................................      94                231
Restructuring reserve.....................................      60                152
Liquidated damages liability..............................      30                 41
Foreign loss carryforwards................................              910                699
Federal and state loss carryforwards......................     479
Federal tax credits.......................................     104
New York State investment tax credit......................     137                138
Other.....................................................     129                 94
                                                            ------   ------    ------   ------
                                                             2,895      990     2,972      757
Less: Valuation allowance.................................             (376)              (322)
                                                            ------   ------    ------   ------
Deferred income tax asset.................................  $2,895   $  614    $2,972   $  435
                                                            ======   ======    ======   ======

     Deferred income taxes include the impact of foreign net operating loss carryforwards and the federal AMT credit, which may be carried forward indefinitely, federal and state operating loss carryforwards, which expire in 2024, and investment tax credits, which expire from 2009 to 2019. A valuation allowance of $376 at March 31, 2004 is deemed adequate to reserve for the foreign net loss carryforwards, which have not met the criteria for realization.

     The Company does not provide for additional U.S. income taxes on undistributed earnings considered permanently invested in its United Kingdom subsidiary. At March 31, 2004, such undistributed earnings totaled $945. It is not practicable to determine the amount of income taxes that would be payable upon the remittance of assets that represent those earnings.

NOTE 9 -- EMPLOYEE BENEFIT PLANS:

  Retirement Plans

     The Company has a qualified defined benefit plan covering employees in the United States hired prior to January 1, 2003, which is non-contributory. Benefits are based on the employee's years of service and average earnings for the five highest consecutive calendar years of compensation in the ten year period preceding retirement. The Company's funding policy for the plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974. The measurement date for the plan is December 31.

     The components of pension cost are:

                                                              2004    2003    2002
                                                              -----   -----   -----
Service cost-benefits earned during the period..............  $ 474   $ 398   $ 372
Interest cost on projected benefit obligation...............    959     892     826
Expected return on assets...................................   (783)   (759)   (908)
Amortization of:
  Transition asset..........................................    (44)    (44)    (44)
  Unrecognized prior service cost...........................      4       4
  Actuarial loss............................................    287      81
                                                              -----   -----   -----
Net pension cost............................................  $ 897   $ 572   $ 246
                                                              =====   =====   =====

     The weighted average actuarial assumptions used to determine net pension cost are:

Discount rate...............................................  6 3/4% 7 1/4% 7 1/4%
Rate of increase in compensation levels.....................    3%     3%     3%
Long-term rate of return on plan assets.....................    9%     9%     9%

     The expected long-term rate of return is based on the plan's asset allocation using forward-looking assumptions in the context of historical returns, correlations and volatilities. The contribution to the plan for the plan year ended December 31, 2004 is estimated to be $1,382.

     Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

                                                               2004      2003
                                                              -------   -------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.........  $14,462   $12,388
  Service cost..............................................      421       361
  Interest cost.............................................      959       892
  Plan amendments...........................................                 58
  Actuarial loss............................................    2,009     1,170
  Benefit payments..........................................     (518)     (407)
                                                              -------   -------
  Projected benefit obligation at end of year...............  $17,333   $14,462
                                                              =======   =======
  Accumulated benefit obligation at end of year.............  $13,069   $10,873
                                                              =======   =======

     The weighted average actuarial assumptions used to determine the benefit obligation are:

Discount rate...............................................        6%    6 3/4%
Rate of increase in compensation levels.....................        3%        3%

Change in fair value of plan assets
  Fair value of plan assets at beginning of year............  $ 8,898   $ 8,517
  Actual return on plan assets..............................    1,258    (1,207)
  Employer contribution.....................................      350     1,995
  Benefit and administrative expense payments...............     (518)     (407)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $ 9,988   $ 8,898
                                                              =======   =======
Funded status
  Funded status at end of year..............................  $(7,345)  $(5,564)
  Unrecognized transition obligation........................      (16)      (60)
  Unrecognized prior service cost...........................       47        51
  Unrecognized actuarial loss...............................    6,520     5,326
                                                              -------   -------
  Net amounts recognized....................................  $  (794)  $  (247)
                                                              =======   =======

     The unrecognized net asset at transition is being amortized over the remaining service lives of the participants which approximates 19 years.

     The Company recognized an additional minimum pension liability for the underfunded defined benefit plan in 2004 and 2003. The additional minimum pension liability is equal to the excess of the accumulated benefit obligation over plan assets and the accrued liability. Amounts recognized in the Consolidated Balance Sheets consist of the following:

                                                               2004      2003
                                                              -------   -------
Accrued benefit liability...................................  $(3,081)  $(1,975)
Intangible asset............................................       47        51
Deferred tax asset..........................................      784       587
Accumulated other comprehensive income......................    1,456     1,090
                                                              -------   -------
                                                              $  (794)  $  (247)
                                                              =======   =======

     The current portion of the pension liability as of March 31, 2004 and 2003 is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

     The weighted average asset allocation of the plan assets by asset category is as follows:

                                                                           DECEMBER 31,
                                                                TARGET     -------------
                                                              ALLOCATION   2003     2002
                                                              ----------   ----     ----
Asset Category
  Equity securities.........................................    50-70%      60%      56%
  Debt securities...........................................    20-50%      33%      38%
  Other, including cash.....................................     0-10%       7%       6%
                                                                           ---      ---
                                                                           100%     100%
                                                                           ===      ===

     The investment strategy of the plan is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company. Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses. Targets are adjusted when considered necessary to reflect trends and developments within the overall investment environment.

     On February 4, 2003, the Company closed the defined benefit plan to all new employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company's defined contribution plan. The

Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in 2004 was $1.

     The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 2004, 2003, and 2002 related to this plan was $28, $27 and $26, respectively. At March 31, 2004 and 2003, the related liability was $173 and $145, respectively, and is included in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

     The Company has defined contribution plans covering substantially all employees. Company contributions to the domestic plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions amounted to $0, $0, and $669 in 2004, 2003, and 2002, respectively. Company contributions to the United Kingdom plan are based on a percentage of base salary which varies with the participant's age. Company contributions were $59, $120 and $73 in 2004, 2003 and 2002, respectively.

     The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The accrued compensation liability under this plan was $125 and $561 at March 31, 2004 and 2003, respectively.

     Other Postretirement Benefits

     In addition to providing pension benefits, the Company has a United States plan which provides health care benefits for eligible retirees and eligible survivors of retirees. The measurement date for the plan is December 31.

     The components of postretirement benefit cost are:

                                                              2004    2003   2002
                                                              -----   ----   ----
Service cost -- benefits earned during the period...........  $  13   $ 50   $ 50
Interest cost on accumulated benefit obligation.............    100    182    180
Amortization of prior service cost..........................   (124)
Amortization of actuarial loss..............................     10    (87)   (87)
                                                              -----   ----   ----
Net postretirement benefit (benefit) cost...................  $  (1)  $145   $143
                                                              =====   ====   ====

     The weighted average assumptions used to develop the net postretirement benefit cost were 6 3/4%, 7 1/2% and 7 1/4% in 2004, 2003 and 2002, respectively.

     Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

                                                               2004      2003
                                                              -------   ------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.........  $ 2,826   $2,650
  Service cost..............................................       13       50
  Interest cost.............................................      100      182
  Plan amendments...........................................   (1,930)
  Participant contributions.................................       18       35
  Actuarial (gain) loss.....................................      312       63
  Benefit payments..........................................     (179)    (154)
                                                              -------   ------
  Projected benefit obligation at end of year...............  $ 1,160   $2,826
                                                              =======   ======

     The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

                                                              2004     2003
                                                              ----     ----
Discount rate...............................................   6%       6 3/4%
Medical care cost trend rate................................   7 1/2%   8%

     The medical care cost trend rate used in the actuarial computation ultimately reduces to 4 1/2% in 2010 and subsequent years. This was accomplished using 1/2% decrements for the years 2005 through 2010.

                                                               2004      2003
                                                              -------   -------
Change in fair value of plan assets
  Fair value of plan assets at beginning of year............  $     0   $     0
  Employer contribution.....................................      161       119
  Participants' contributions...............................       18        35
  Benefit payments..........................................     (179)     (154)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $     0   $     0
                                                              =======   =======
Funded status
  Funded status at end of year..............................  $(1,160)  $(2,826)
  Unrecognized prior service benefit........................   (1,807)     (522)
  Unrecognized actuarial gain...............................      267       (35)
                                                              -------   -------
  Net amounts recognized....................................  $(2,700)  $(3,383)
                                                              =======   =======

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

     On February 4, 2003, the Company irrevocably terminated postretirement health care benefits for current U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption "Other Income" in the 2004 Consolidated Statement of Operations. Of the $2,700 accrued postretirement benefit liability included in the Consolidated Balance Sheet at March 31, 2004, $1,807 does not represent a cash obligation, but rather an unrecognized prior service benefit from a plan amendment, and will be amortized into income over the next 12 years. The amount of the credit recognized in 2004 was $124.

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

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are credited to each outside director's account for each of the first five full fiscal years of the director's service when the net income target of $500 is met. The share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan in 2004, 2003, and 2002 was $0, $0, and $50, respectively.

     Information on options under the Company's plans is as follows:

                                                                                       WEIGHTED
                                                                 OPTION      SHARES    AVERAGE
                                                                 PRICE        UNDER    EXERCISE
                                                                 RANGE       OPTION     PRICE
                                                              ------------   -------   --------
Outstanding at March 31, 2001...............................  $ 6.58-21.44   197,500    $13.00
Granted.....................................................  $11.70-12.10    37,750    $11.77
Exercised...................................................  $  6.58-8.08   (18,927)   $ 7.66
Cancelled...................................................  $ 8.00-21.44   (18,150)   $18.45
                                                                             -------
Outstanding at March 31, 2002...............................  $ 7.50-21.44   198,173    $12.78
Granted.....................................................     $7.50        32,000    $ 7.50
Cancelled...................................................     $21.44       (4,200)   $21.44
                                                                             -------
Outstanding at March 31, 2003...............................  $ 7.50-21.44   225,973    $11.87
Granted.....................................................  $  8.80-9.14    32,500    $ 8.85
Exercised...................................................  $  7.50-8.00   (40,878)   $ 7.62
Cancelled...................................................  $ 7.67-21.44    (5,900)   $13.57
                                                                             -------
Outstanding at March 31, 2004...............................  $ 7.50-21.44   211,695    $12.18
                                                                             =======

                                                                                         WEIGHTED AVERAGE
                                                OPTIONS OUTSTANDING   WEIGHTED AVERAGE      REMAINING
EXERCISE PRICE                                   AT MARCH 31, 2004     EXERCISE PRICE    CONTRACTUAL LIFE
--------------                                  -------------------   ----------------   ----------------
$ 7.50- 9.14..................................         79,945              $ 8.18              7.30years
 11.00-12.10..................................         83,750               11.38              6.16
 16.13-21.44..................................         48,000               20.25              3.70
                                                      -------
$ 7.50-21.44..................................        211,695               12.18              6.04
                                                      =======

     At March 31, 2004, the options outstanding had a weighted average remaining contractual life of 6.04 years. There were 211,695 options exercisable at March 31, 2004, which had a weighted average exercise price of $12.18. The outstanding options expire October 2005 to October 2013. Options available for future grants were 98,650 at March 31, 2004 and 128,750 at March 31, 2003.

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

     In the event that any person or group of affiliated persons becomes an Acquiring Person, each holder of a Right other than Rights beneficially owned by the Acquiring Person will have the right to receive upon exercise a number of shares of Common Stock having a market value of twice the purchase price of the Right. In the event that the Corporation is acquired in a merger or other business combination transaction or fifty percent (50%) or more of its consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise, a number of shares of common stock of the acquiring corporation that at the time of such transaction will have a market value of two (2) times the purchase price of the Right.

NOTE 12 -- OTHER INCOME AND EXPENSE:

     During fiscal year 2003, an order from a customer in the electric power generating industry that was previously suspended was cancelled. The contract for the cancelled order entitled the Company to a cancellation charge of $2,155, which was paid to the Company in March 2003. This income, net of costs incurred on the contract of $354, is presented in the caption "Other Income" in the 2003 Consolidated Statement of Operations.

     In January 2003, the workforce in the United States was restructured by eliminating positions at the staff and senior management levels in an effort to reduce costs. As a result, a restructuring charge of $658 was recognized, which included severance and related employee benefit costs. This charge is included in the caption "Other Expense" in the 2003 Consolidated Statement of Operations. A reconciliation of the changes in the restructuring reserve is as follows:

                                                              2004    2003
                                                              -----   -----
Balance at beginning of year................................  $ 390   $   0
Expense for restructuring...................................     10     658
Amounts paid for restructuring..............................   (247)   (268)
                                                              -----   -----
Balance at end of year......................................  $ 153   $ 390
                                                              =====   =====

     The liability at March 31, 2004 will be paid in FYE 2005.

     In January 2002, the Company received notice from a customer to cancel four orders for the electric power generating industry. The contracts for the cancelled orders entitled the Company to cancellation charges amounting to $4,168, which was paid to the Company in April 2002. This income, net of costs incurred on the contracts of $179, is presented separately in the caption "Other Income" in the 2002 Consolidated Statement of Operations.

     On February 4, 2003, the Company irrevocably terminated postretirement healthcare benefits for current U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption "Other Income" in the 2004 Consolidated Statement of Operations.

NOTE 13 -- RELATED PARTY TRANSACTIONS:

     In April 2000, the Board of Directors adopted a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 160,000 shares of the Company's common stock that was held as treasury stock. Of the amount authorized, eligible participants purchased 117,800 shares at fair market value. The eligible participants paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares. The notes receivable are fixed rate interest bearing notes with a term of ten years. The notes are repayable in equal quarterly installments through March 31, 2010. The notes, which are full recourse notes, contain certain provisions which grant a security interest to the Company in the shares and any proceeds from the sale of the shares.

     On April 1, 2003, the Company acquired 30,800 shares of common stock previously issued under the Long-Term Stock Ownership Plan from two former officers. This transaction was accounted for as a purchase. The shares were redeemed at the original issue price of $7.25, as compared to a market price at the time of the closing of $7.55. This transaction resulted in a $224 increase to treasury stock, a $204 reduction in notes receivable from officers and directors, and cash payments to former officers. The cash payments approximate amounts previously paid on the notes.

NOTE 14 -- SEGMENT INFORMATION:

     The Company's business consists of two operating segments based upon geographic area. These segments were determined based upon the manner in which financial information is used by management in operating the Company. The United States segment designs and manufactures heat transfer and vacuum equipment. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems for use in several industrial markets. The Company also services and sells spare parts for its equipment. The operating segment located in the United Kingdom manufactures vacuum equipment, which includes liquid ring vacuum pumps, Dryflo pumps, piston pumps, ejectors and complete vacuum pump systems.

     Intersegment sales represent intercompany sales which are based upon a competitive pricing structure. All intercompany profits in inventory are eliminated in the consolidated accounts and are included in the elimination captions below. In computing segment net income or loss, corporate expenses incurred by the United States segment have been charged to the United Kingdom segment on a management fee basis. Operating segment information is presented below:

                                                               2004      2003      2002
                                                              -------   -------   -------
Sales to external customers:
  USA.......................................................  $37,893   $43,960   $41,085
  UK........................................................    5,428     5,418     6,311
                                                              -------   -------   -------
     Total..................................................  $43,321   $49,378   $47,396
                                                              =======   =======   =======
Intersegment sales:
  USA.......................................................  $    63   $    34   $    30
  UK........................................................    2,687     1,432     1,121
                                                              -------   -------   -------
     Total..................................................  $ 2,750   $ 1,466   $ 1,151
                                                              =======   =======   =======
Interest income:
  USA.......................................................  $     6   $    32   $    77
  UK........................................................
                                                              -------   -------   -------
     Total..................................................  $     6   $    32   $    77
                                                              =======   =======   =======
Interest expense:
  USA.......................................................  $    46   $    46   $    89
  UK........................................................       89        53        61
                                                              -------   -------   -------
     Total..................................................  $   135   $    99   $   150
                                                              =======   =======   =======
Depreciation and amortization:
  USA.......................................................  $   745   $   704   $   774
  UK........................................................      241       207       182
                                                              -------   -------   -------
     Total..................................................  $   986   $   911   $   956
                                                              =======   =======   =======
Income tax (benefit) provision:
  USA.......................................................  $  (610)  $    54   $   964
  UK........................................................      (99)      (17)      221
                                                              -------   -------   -------
     Total..................................................  $  (709)  $    37   $ 1,185
                                                              =======   =======   =======
Segment net (loss) income:
  USA.......................................................  $  (664)  $   186   $ 1,826
  UK........................................................     (276)      (96)      505
                                                              -------   -------   -------
     Total..................................................  $  (940)  $    90   $ 2,331
                                                              =======   =======   =======
Segment assets:
  USA.......................................................  $33,124   $36,032   $42,446
  UK........................................................    6,572     6,026     5,127
                                                              -------   -------   -------
     Total..................................................  $39,696   $42,058   $47,573
                                                              =======   =======   =======

                                                               2004      2003      2002
                                                              -------   -------   -------
Expenditures for long-lived assets:
  USA.......................................................  $   249   $   800   $   607
  UK........................................................       35       143        81
                                                              -------   -------   -------
     Total..................................................  $   284   $   943   $   688
                                                              =======   =======   =======

     The operating segment information above is reconciled to the consolidated totals as follows:

                                                               2004      2003      2002
                                                              -------   -------   -------
NET SALES
Total sales for operating segments..........................  $46,071   $50,844   $48,547
Elimination of intersegment sales...........................   (2,750)   (1,466)   (1,151)
                                                              -------   -------   -------
Net sales...................................................  $43,321   $49,378   $47,396
                                                              =======   =======   =======
INCOME TAX (BENEFIT) PROVISION
Total segment income tax (benefit) provision................  $  (709)  $    37   $ 1,185
Eliminations................................................      (68)       22       (13)
                                                              -------   -------   -------
(Benefit) Provision for income taxes........................  $  (777)  $    59   $ 1,172
                                                              =======   =======   =======
NET INCOME
Total segment net (loss) income.............................  $  (940)  $    90   $ 2,331
Eliminations................................................     (130)       43       (26)
                                                              -------   -------   -------
Net (loss) income...........................................  $(1,070)  $   133   $ 2,305
                                                              =======   =======   =======
ASSETS
Total segment assets........................................  $39,696   $42,058   $47,573
Elimination of corporate investment in subsidiary...........   (3,521)   (3,521)   (3,521)
Elimination of profit in inventory..........................     (387)     (257)     (348)
                                                              -------   -------   -------
Total assets................................................  $35,788   $38,280   $43,704
                                                              =======   =======   =======

     Total segment interest income, interest expense, depreciation and amortization and expenditures for long-lived assets are equivalent to the consolidated totals for each of these items. Operating segments incurred research and development costs of $138, $187 and $248 in 2004, 2003, and 2002, respectively.

     Net sales by product line follows:

                                                               2004      2003      2002
                                                              -------   -------   -------
Heat transfer equipment.....................................  $13,619   $26,548   $24,482
Vacuum equipment............................................   26,358    21,064    21,092
All other...................................................    3,344     1,766     1,822
                                                              -------   -------   -------
Net sales...................................................  $43,321   $49,378   $47,396
                                                              =======   =======   =======

     The breakdown of net sales and long-lived assets by geographic area is:

                                                               2004      2003      2002
                                                              -------   -------   -------
Net Sales:
  Africa....................................................  $    72   $   398   $ 1,682
  Asia......................................................    8,492     2,088     1,725
  Australia & New Zealand...................................    2,266        18         9
  Canada....................................................    6,057     4,608     2,411
  Mexico....................................................       68       136       400
  Middle East...............................................    1,011     4,912     1,129
  South America.............................................    2,237       964     4,086
  United States.............................................   17,665    31,010    31,618
  Western Europe............................................    5,265     5,156     4,167
  Other.....................................................      188        88       169
                                                              -------   -------   -------
     Net sales..............................................  $43,321   $49,378   $47,396
                                                              =======   =======   =======
Long-Lived Assets:
  United States.............................................  $ 8,197   $ 8,733   $ 8,694
  United Kingdom............................................    1,030     1,075     1,032
                                                              -------   -------   -------
     Total..................................................  $ 9,227   $ 9,808   $ 9,726
                                                              =======   =======   =======

NOTE 15 -- CONTINGENCIES:

     In April 2004, the Company filed a complaint in the United States District Court for the Northern District of California alleging breach of contract by a customer. The subject contract has a value of $5,286 and is protected with cancellation charges. In January 2002, the contract was suspended by the customer. The complaint contends that the contract is cancelled and the Company is entitled to cancellation charges in accordance with the contract. In June 2004, this customer filed a counterclaim seeking specific performance of the contract or money damages including, but not limited to, approximately $1,700 for amounts previously paid under the contract, the difference between the contract price and the market price or replacement cost of the equipment that was to be supplied under the contract, plus any and all incidental and consequential damages incurred by the customer due to the breach of contract.

     At March 31, 2004, management was unaware of any additional litigation matters. However, from time to time, the Company is subject to legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED):

     A capsule summary of the Company's unaudited quarterly results for 2004 and 2003 is presented below:

                                   FIRST        SECOND        THIRD          FOURTH         TOTAL
                                  QUARTER      QUARTER       QUARTER        QUARTER         YEAR
                                -----------   ----------   -----------    ------------   -----------
2004
Net sales.....................  $     8,435   $   12,457   $    10,027    $     12,402   $    43,321
Gross profit..................          995        2,760         1,482           2,312         7,549
Net (loss) income.............         (658)         156          (787)            219        (1,070)
Per share:
  Net (loss) income:
     Basic....................         (.40)         .09          (.48)            .13          (.65)
     Diluted..................         (.40)         .09          (.48)            .13          (.65)
Market price range............    9.20-7.06    9.65-8.35    10.58-8.65     11.70-10.00    11.70-7.06

2003
Net sales.....................  $    10,168   $   11,437   $    13,703    $     14,070   $    49,378
Gross profit..................        1,794        2,235         2,568           2,753         9,350
Net income (loss).............         (456)        (353)         (178)          1,120(1)         133
Per share:
  Net income (loss):
     Basic....................         (.27)        (.21)         (.11)            .67           .08
     Diluted..................         (.27)        (.21)         (.11)            .67           .08
Market price range............   11.00-9.05    9.40-8.10    10.30-6.84       9.20-7.50    11.00-6.84

---------------

(1) In the fourth quarter of 2003, the Company recognized income from cancellation charges, net of related costs, of $1,801 and a restructuring charge of $658. (See Note 12).

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Graham Corporation
Batavia, New York

     We have audited the accompanying consolidated balance sheets of Graham Corporation (the "Corporation") and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
June 9, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer each have independently evaluated the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this Annual Report on Form 10-K and each regards such controls as effective.

     There have been no significant changes to any such controls or in other factors that could significantly affect such controls, subsequent to the date of their evaluation by each of the CEO and the CFO.

ITEM 9B.  OTHER INFORMATION

     (Not applicable).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Except as otherwise stated specifically in this response to Item 10, the information called for under this Item is set forth in statements under "Election of Directors" and "Executive Officers" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

     Code of Ethics. The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, controller and others performing similar functions. The Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for under this Item is set forth in statements under "Compensation of Directors" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders and also under "Executive Compensation" of such Proxy Statement, which statements are hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(b) SECURITY OWNERSHIP OF MANAGEMENT

     The information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management", "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(c) CHANGES IN CONTROL

     (Not applicable).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for under this Item is set forth in statements under "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for under this Item is set forth in statements under "Principal Accountant Fees and Services" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Consolidated Statements of Operations for the Fiscal Years
     ended March 31, 2004, 2003 and 2002.........................          16
(B)  Consolidated Balance Sheets as of March 31, 2004 and 2003...          17
(C)  Consolidated Statements of Cash Flows for the Fiscal Years
     ended March 31, 2004, 2003 and 2002.........................          18
(D)  Consolidated Statements of Changes in Shareholders' Equity
     for the Fiscal Years ended March 31, 2004, 2003 and 2002....          19
(E)  Notes to Consolidated Financial Statements..................          20
(F)  Quarterly Financial Data....................................          38
(G)  Report of Independent Registered Public Accounting Firm.....          39

     (a) (2) In addition to the above, the following Financial Statement Schedules and related information are required to be filed as part of this Annual Report on Form 10-K:

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Report of Independent Registered Public Accounting Firm on          42
     Financial Statement Schedules...............................
     Financial Statement Schedules for the Fiscal Years ended
     March 31, 2004, 2003 and 2002 as follows:
     (ii) Valuation and Qualifying Accounts (Schedule II)........        43

     Other financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

     On February 3, 2004, the Company filed a report on Form 8-K to report an earnings press release for the fiscal quarter and nine months ended December 31, 2003.

     On March 31, 2004, the Company erroneously filed a duplicate of a report on Form 8-K originally filed October 28, 2003.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Graham Corporation
Batavia, New York

     We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the "Corporation") as of March 31, 2004 and 2003, and for each of the three years in the period ended March 31, 2004, and have issued our report thereon dated June 9, 2004; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Graham Corporation and subsidiaries, listed in Item 15. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Rochester, New York
June 9, 2004

                      GRAHAM CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                   BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                   BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                        OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                        ----------   ----------   ----------   ----------   ----------
Year ended March 31, 2004
  Reserves deducted from the asset to which they
     apply:
     Reserve for doubtful accounts receivable....     $ 35         $ 35         $  6(a)     $  (1)        $ 75
  Reserves included in the balance sheet caption
     Accrued expenses
       Restructuring reserve.....................      390           10                      (247)         153
                                                      ----         ----         ----        -----         ----
                                                      $425         $ 45         $  6        $(248)        $228
                                                      ====         ====         ====        =====         ====
Year ended March 31, 2003
  Reserves deducted from the asset to which they
     apply:
     Reserve for doubtful accounts receivable....     $ 76         $ (4)(b)     $  5(a)     $ (42)        $ 35
  Reserves included in the balance sheet caption
     Accrued expenses
       Restructuring reserve.....................        0          658                      (268)         390
                                                      ----         ----         ----        -----         ----
                                                      $ 76         $654         $  5        $(310)        $425
                                                      ====         ====         ====        =====         ====
Year ended March 31, 2002
  Reserves deducted from the asset to which they
     apply:
     Reserve for doubtful accounts receivable....     $ 24         $ 87         $  1(a)     $ (36)        $ 76
                                                      ----         ----         ----        -----         ----
                                                      $ 24         $ 87         $  1        $ (36)        $ 76
                                                      ====         ====         ====        =====         ====

---------------
Notes:

(a) Represents a bad debt recovery and a foreign currency translation adjustment.

(b)  Represents a reversal of the reserve.

     (a) (3) The following exhibits are required to be filed by Item 15(c) of Form 10-K:

  EXHIBIT
    NO.
-----------
     *3.1     Articles of Incorporation of Graham Corporation
     +3.2     By-laws of Graham Corporation
     *4.1     Certificate of Incorporation of Graham Corporation (included as Exhibit 3.1)
    **4.2     Stockholder Rights Plan of Graham Corporation
  ***10.1     1989 Stock Option and Appreciation Rights Plan of Graham
                Corporation
 ****10.2     1995 Graham Corporation Incentive Plan to Increase
                Shareholder Value
    +10.3     Graham Corporation Outside Directors' Long-Term Incentive
                Plan
    +10.4     Employment Contracts between Graham Corporation and Named
                Executive Officers
    +10.5     Senior Executive Severance Agreements with Named Executive
                Officers
   ++10.6     2000 Graham Corporation Incentive Plan to Increase
                Shareholder Value
  +++10.7     Long-Term Stock Ownership Plan of Graham Corporation
     11       Statement regarding computation of per share earnings
              Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial
                Statements
     14       Code of Ethics
     21       Subsidiaries of the registrant
     23.1     Consent of Deloitte & Touche LLP
     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer
     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer
     32       Section 1350 Certifications

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

                                         GRAHAM CORPORATION

DATE:  June 18, 2004
                                         By /s/      J. RONALD HANSEN

                                          --------------------------------------
                                                     J. Ronald Hansen
                                               Vice President -- Finance &
                                                     Administration
                                               and Chief Financial Officer
                                             (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE
                     ---------
                 /s/ ALVARO CADENA                     President and Chief Executive Officer;       June 18, 2004
---------------------------------------------------      Director
                   Alvaro Cadena

               /s/ J. RONALD HANSEN                    Vice President -- Finance &                  June 18, 2004
---------------------------------------------------      Administration
                 J. Ronald Hansen                        and Chief Financial Officer
                                                         (Principal Accounting Officer)

                /s/ PHILIP S. HILL                     Director                                     June 18, 2004
---------------------------------------------------
                  Philip S. Hill

             /s/ CORNELIUS S. VAN REES                 Director                                     June 18, 2004
---------------------------------------------------
               Cornelius S. Van Rees

               /s/ JERALD D. BIDLACK                   Director; Chairman of the Board              June 18, 2004
---------------------------------------------------
                 Jerald D. Bidlack

               /s/ HELEN H. BERKELEY                   Director                                     June 18, 2004
---------------------------------------------------
                 Helen H. Berkeley

               /s/ H. RUSSEL LEMCKE                    Director                                     June 18, 2004
---------------------------------------------------
                 H. Russel Lemcke

             /s/ WILLIAM C. DENNINGER                  Director                                     June 18, 2004
---------------------------------------------------
               William C. Denninger

               /s/ JAMES J. MALVASO                    Director                                     June 18, 2004
---------------------------------------------------
                 James J. Malvaso

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

                                    EXHIBITS

                                   FILED WITH

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                            ------------------------

                               GRAHAM CORPORATION

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------