Form 10-Q
period 2004-06-30
GRAHAM CORP
filed 2004-08-04
CIK 716314

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    June 30, 2004

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

                        Yes __ __      No __X__

   As of August 3, 2004, there were outstanding 1,658,327 shares of common stock, $.10 per share.

               Graham Corporation and Subsidiaries
                       Index to Form 10-Q
          For the Quarterly Period Ended June 30, 2004

                                                           Page
Part I   FINANCIAL INFORMATION
Item 1.  Financial Statements                               3
Item 2.  Management's   Discussion  and   Analysis   of
         Financial Condition and Results of Operations      14

Item 3.  Quantitative and Qualitative Disclosure  About
         Market Risk                                        18

Item 4.  Controls and Procedures                            21


Part II. OTHER INFORMATION
Item 5.  Other Information                                  21
Item 6.  Exhibits and Reports on Form 8-K                   21




               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                          JUNE 30, 2004

                 PART I - FINANCIAL INFORMATION


       (Dollar amounts in thousands except per share data)


























   Unaudited condensed consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of June 30, 2004 and for the three month periods ended June 30, 2004 and 2003 are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2004 Consolidated Balance Sheet was derived from the Company's audited Balance Sheet for the year ended March 31, 2004.

   This part also includes management's discussion and analysis of the Company's financial condition as of June 30, 2004 and its results of operations for the three-month periods ended June 30, 2004 and 2003.

               GRAHAM CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           (Unaudited)

                                           June 30,      March 31,
                                             2004          2004
                                             ----          ----
Assets
Current assets:
 Cash and cash equivalents                  $ 1,110       $   467
 Investments                                  4,495         5,296
 Trade accounts receivable, net of
  allowances ($86 and $75 at June 30 and
 March 31, 2004, respectively                 6,244         8,950
 Inventories, net                             6,792         7,015
 Domestic and foreign income taxes
  receivable                                    945           972
 Deferred income tax asset                    1,711         1,538
 Prepaid expenses and other current
  assets                                         360           217
                                             -------       -------
   Total current assets                       21,657        24,455
Property, plant and equipment, net             9,034         9,227
Deferred income tax asset                      2,457         2,048
Other assets                                      54            58
                                             -------       -------
   Total assets                              $33,202       $35,788
                                             =======       =======

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term debt                             $ 1,577       $ 1,925
 Current portion of long-term debt                45            44
 Accounts payable                              2,545         3,230
 Accrued compensation                          3,240         3,866
 Accrued expenses and other liabilities        1,331         1,562
 Customer deposits                             2,357         2,128
                                             -------       -------
   Total current liabilities                  11,095        12,755



Long-term debt                                    82            93
Accrued compensation                             232           239
Deferred income tax liability                     76            77
Other long-term liabilities                       45            61
Accrued pension liability                      2,222         1,873
Accrued postretirement benefits                2,507         2,540
                                             -------       -------
   Total liabilities                          16,259        17,638
                                             -------       -------


               GRAHAM CORPORATION AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                           (UNAUDITED)


                                           June 30,      March 31,
                                             2004          2004
                                             ----          ----
Shareholders' equity:
 Preferred stock, $1 par value -
  Authorized, 500,000 shares
 Common stock, $.10 par value -
  Authorized, 6,000,000 shares
  Issued, 1,757,450 shares at June 30 and
   March 31, 2004                                176           176
 Capital in excess of par value                5,097         5,097
 Retained earnings                            16,189        17,370
 Accumulated other comprehensive loss
  Minimum pension liability adjustment        (1,456)       (1,456)
  Cumulative foreign currency translation
   adjustment                                 (1,486)       (1,452)
                                             -------       -------
                                              18,520        19,735
Less:
 Treasury stock (99,123 shares at June
  30 and March 31, 2004)                      (1,385)       (1,385)
 Notes receivable from officers and
  directors                                     (192)         (200)
                                             -------       -------
Total shareholders' equity                    16,943        18,150
                                             -------       -------
   Total liabilities and shareholders'
    equity                                   $33,202       $35,788
                                             =======       =======

               GRAHAM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                           (Unaudited)


                                                  Three Months
                                                 ended June 30,
                                              2004           2003
                                              ----           ----

Net Sales                                   $ 9,397          $ 8,435
                                            -------          -------

Cost and expenses:
 Cost of products sold                        8,548            7,440
 Selling, general and administrative          2,481            2,407
 Interest expense                                25               37
 Other income                                                   (522)
                                            -------          -------
  Total costs and expenses                   11,054            9,362
                                            -------          -------
Loss before benefit for income taxes         (1,657)            (927)
Benefit for income taxes                       (559)            (269)
                                            -------          -------

Net loss                                     (1,098)            (658)

Retained earnings at beginning of
 period                                      17,370           18,767
Dividends                                       (83)             (82)
                                            -------          -------
Retained earnings at end of period          $16,189          $18,027
                                            =======          =======

Per Share Data:
 Basic:
  Net loss                                    $(.66)           $(.40)
                                              =====            =====
 Diluted:
  Net loss                                    $(.66)           $(.40)
                                              =====            =====


               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)


                                               Three Months Ended June 30,
                                                     2004           2003
                                                     ----           ----
Operating activities:
 Net loss                                        $ (1,098)        $  (658)
                                                 --------         -------
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
  Depreciation and amortization                       250             261
  Discount accretion on investments                   (10)            (21)
  (Increase) Decrease in operating assets:
   Accounts receivable                              2,683           1,399
   Inventory, net of customer deposits                425             737
   Prepaid expenses and other current and non-
    current assets                                   (145)           (293)
  Increase (Decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other current and
    non-current liabilities                        (1,108)         (3,095)
   Non current accrued compensation,
     accrued pension liability, and
     accrued postemployment benefits                 (126)           (336)
   Domestic and foreign income taxes                   28              61
   Deferred income taxes                             (590)           (129)
                                                 --------         -------
     Total adjustments                              1,407          (1,416)
                                                 --------         -------
 Net cash provided (used) by operating
  activities                                          309          (2,974)
                                                 --------         -------


               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                           (UNAUDITED)

                                               Three Months Ended June 30,
                                                     2004           2003
                                                     ----           ----
Investing activities:
 Purchase of property, plant and equipment            (65)            (58)
 Collection of notes receivable from
  officers and directors                                8              14
 Purchase of investments                           (2,692)         (1,500)
 Redemption of investments at maturity              3,503           3,500
                                                 --------         -------
 Net cash provided by investing activities            754           1,956
                                                 --------         -------

Financing activities:
 (Decrease) Increase in short-term debt, net         (327)            209
 Proceeds from issuance of long-term debt                           5,350
 Principal repayments on long-term debt               (10)         (5,376)
 Issuance of common stock                                              57
 Dividends paid                                       (83)
 Acquisition of treasury stock                                        (20)
                                                 --------         -------
 Net cash (used) provided by financing
  activities                                         (420)            220
                                                 --------         -------
 Effect of exchange rate changes on cash                               (1)
                                                 --------         -------
 Net increase in cash and cash equivalents            643             101

 Cash and cash equivalents at beginning of
  period                                              467             217
                                                 --------         -------

Cash and cash equivalents at end of period         $1,110         $   318
                                                 ========         =======

               GRAHAM CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2004





NOTE 1 - INVENTORIES

   Major classifications of inventories are as follows:

                                           June 30,      March 31,
                                             2004           2004
                                             ----           ----
Raw materials and supplies                 $1,757         $ 1,745
Work in process                             5,455           6,200
Finished products                           2,450           2,500
                                           ------         -------
                                            9,662          10,445
Less - progress payments                    2,739           3,309
     - inventory reserve                      131             121
                                           $6,792         $ 7,015
                                           ======         =======


NOTE 2 -STOCK-BASED COMPENSATION

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

                                          Three months ended
                                               June 30,
                                         2004           2003
                                         ----           ----
Net loss as reported                    $(1,098)       $(658)
Stock-based employee
 compensation cost
 net of related tax
 benefits                                                (11)
                                        -------        -----
Pro forma net loss                      $(1,098)       $(669)
                                        =======        =====

Basic loss per
 share               As reported          $(.66)       $(.40)
                     Pro forma            $(.66)       $(.41)

Diluted loss per
share                As reported          $(.66)        $(.40)
                     Pro forma            $(.66)        $(.41)

   For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. During the first quarter of fiscal year 2005, no options were granted. The following weighted-average assumptions were used for grants in fiscal year 2004:


          Expected life         5 years
          Volatility              50.6%
          Risk-free interest
           rate                   2.25%
          Dividend yield          2.40%




NOTE 3 - LOSS PER SHARE:

   Basic  loss per share is computed by dividing net loss by  the weighted average number of common shares outstanding for the period. Common shares outstanding include share equivalent units, which are contingently issuable shares. Diluted loss per share is calculated by dividing net loss by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted loss per share is presented below:

                                                  Three months
                                                 ended June 30,
                                               2004          2003
                                               ----          ----
Basic loss per share
Numerator:
Net loss                                  $   (1,098)    $     (658)
                                          ----------     ----------
Denominator:
Weighted common shares outstanding         1,658,327      1,618,616
Share equivalent units (SEUs)
outstanding                                   16,437         16,155
                                          ----------     ----------
Weighted average shares and SEUs
outstanding                                1,674,764      1,634,771
                                          ----------     ----------

Basic loss per share                           $(.66)         $(.40)
                                               =====          =====
Diluted loss per share
Numerator:
Net loss                                  $   (1,098)    $     (658)
                                          ----------     ----------
Denominator:
Weighted average common and potential
common shares outstanding                  1,674,764      1,634,771
                                          ----------     ----------

Diluted loss per share                         $(.66)         $(.40)
                                               =====          =====

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share, as the effect would be antidilutive due to the net loss.

NOTE 4 - PRODUCT WARRANTY LIABILITY

   The reconciliation of the changes in the product warranty liability is as follows:

                                                 Three months
                                                 ended June 30,
                                               2004          2003
                                               ----          ----

Balance at beginning of period                $242           $592
Expense for product warranties                  62             75
Product warranty claims paid                   (38)          (281)
                                              ----           ----
Balance at end of period                      $266           $386
                                              ====           ====

NOTE 5 - CASH FLOW STATEMENT

   Interest paid was $25 and $31 for the three months ended  June
30, 2004 and 2003, respectively. In addition, income taxes refunded were $10 and $202 for the three months ended June 30, 2004 and 2003, respectively.

   Non-cash activities during the three months ended June 30, 2004 and 2003 included dividends of $83 and $82, respectively, which were recorded but not paid. In addition, in the first quarter of fiscal year 2004, capital expenditures totaling $11 were financed through the issuance of capital leases.



NOTE 6 - COMPREHENSIVE (LOSS) INCOME

   Total comprehensive loss was $1,132 and $523 for the three months ended June 30, 2004 and 2003, respectively. Other comprehensive income included foreign currency translation adjustments of $(34) and $135 for the quarters ended June 30, 2004 and 2003, respectively.



NOTE 7 - EMPLOYEE BENEFIT PLANS

   The  components  of  pension cost for the three  months  ended
June 30 are as follows:

                                       2004     2003
                                       ----     ----
    Service cost                      $ 118    $ 110
    Interest cost                       244      221
    Expected return on assets          (226)    (181)
    Amortization of:
    Transition asset                     (4)     (10)
    Unrecognized prior service cost       1        1
    Actuarial loss                       76       66
                                      -----    -----
    Net pension cost                  $ 209    $ 207
                                      =====    =====

   The  Company made contributions of $302 to the defined benefit
pension  plan  in  the first quarter of fiscal  year  2005.   The
Company expects its contributions to the plan for the balance of 2005 to be approximately $668.

   The components of the postretirement benefit income for the three months ended June 30 are as follows:

                                                 2004     2003
                                                 ----     ----
    Service cost                                $   0    $   3
    Interest cost                                  18       16
    Amortization of prior service cost            (41)     (31)
    Amortization of actuarial loss                  6        2
                                                -----    -----
    Net postretirement benefit income           $ (17)   $ (10)
                                                =====    =====

   The   Company   paid   benefits  of  $15   relating   to   its
postretirement benefit plan in the first quarter of  fiscal  year
2005.  The Company expects to pay benefits of approximately  $141 for the balance of 2005.



NOTE 8 - OTHER INCOME

   On February 4, 2003, the Company irrevocably terminated postretirement health care benefits for current U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption "Other Income" in the Consolidated Statement of Operations and Retained Earnings for the three months ended June 30, 2003.

NOTE 9 - SEGMENT INFORMATION

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                                               Three months
                                              ended June 30,
                                            2004          2003
                                            ----          ----
Sales to external customers
  U.S.                                     $ 7,762       $7,611
  U.K.                                       1,635          824
                                           -------       ------
  Total                                    $ 9,397       $8,435
                                           =======       ======

Intersegment sales
  U.S.                                     $    24       $   28
  U.K.                                         201          341
                                           -------       ------
  Total                                    $   225       $  369
                                           =======       ======

Segment net loss
  U.S.                                     $  (851)      $ (512)
  U.K.                                        (307)        (298)
                                           -------       ------
  Total                                    $(1,158)      $ (810)
                                           =======       ======

   The segment net loss above is reconciled to the consolidated totals as follows:

Total segment net loss                    $(1,158)      $ (810)
Eliminations                                   60          152
                                          -------       ------
Net loss                                  $(1,098)      $ (658)
                                          =======       ======



NOTE 10 - RELATED PARTY TRANSACTION

   On April 1, 2003, the Company acquired 30,800 shares of common stock previously issued under the Long-Term Stock Ownership Plan from two former officers. This transaction was accounted for as a purchase. The shares were redeemed at the original issue price of $7.25, as compared to a market price at the time of the closing of $7.55. This transaction resulted in a $224 increase to treasury stock, a $204 reduction in notes receivable from officers and directors and cash payments to former officers. The cash payments of $20 approximate amounts previously paid on the notes.



NOTE 11 - CONTINGENCIES

     In April 2004, the Company filed a complaint in the United States District Court for the Northern District of California alleging breach of contract by a customer. The subject contract has a value of $5,286 and is protected with cancellation charges. In January 2002, the contract was suspended by the customer. The complaint contends that the contract is cancelled and the Company is entitled to cancellation charges in accordance with the contract. In June 2004, this customer filed a counterclaim seeking specific performance of the contract or money damages including, but not limited to, approximately $1,700 for amounts previously paid under the contract, the difference between the contract price and the market price or replacement cost of the equipment that was to be supplied under contract, plus any and all incidental and consequential damages incurred by the customer due to the breach of contract.

   In May 2004, the Company was named as a defendant in a litigation matter alleging personal injury from exposure to asbestos contained in the Company's product. The Company is a co-
defendant  with  numerous other defendants  in  this  suit.   The
Company is defending this action and has consulted with counsel with respect to this proceeding. Counsel has advised that given the plaintiff's work history, his medical diagnosis and the effect of venue on the magnitude of damages, there is a potential
for   significant   liability.   However,  the   amount   is   not
determinable.

   From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial statements.

               GRAHAM CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          June 30, 2004


OVERVIEW

     Graham Corporation consists of two operating segments as determined by geographic areas (USA: Graham Corporation, UK:
Graham Vacuum and Heat Transfer Limited and its wholly-owned subsidiary, Graham Precision Pumps Limited).

     Graham Corporation designs and builds vacuum and heat transfer equipment for the process industries throughout the world. The Company is a leader in vacuum technology. The principal markets for our equipment are the chemical, petrochemical, petroleum refining and electric power generating industries, including cogeneration and geothermal plants. Other markets served include metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, drug manufacturing, heating, ventilating and air conditioning.

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


FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. The Company wishes to caution the reader that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Revenue Recognition - The Corporation recognizes revenue and all related costs on contracts with a duration in excess of three months and with revenue of at least $1,000 and 500 pounds sterling, in the USA and UK operating segments, respectively, using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion.

     Revenue not accounted for using the percentage-of-completion method is accounted for on the completed contract method because of the large number of contracts and the fact that the effects of the use of such method do not vary materially from the use of the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further material obligations under the contract after the revenue is recognized.

Pension and Postretirement Benefits - The Company's defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions, which are reviewed annually by the Company, include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. The Company bases the discount rate assumption for its plans on the AA-rated corporate long-term bond yield rate. The long-term expected rate of return on plan assets is based on the plan's asset allocation, historical returns and management's expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on the Company's long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.

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

Use of Estimates - The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Use of estimates include the recording of revenue, pension obligations, and the underlying assumptions and valuation reserves for uncollectible accounts, inventory obsolescence, deferred taxes, warranty and liquidated damages.


Results of Operations

     For an understanding of the significant factors that influenced the Company's performance, the following discussion should be read in conjunction with the quarterly consolidated financial statements and the notes to consolidated financial statements.

                                    Three Months Ended
                             June 30, 2004       June 30, 2003
                             -------------       -------------
                             USA      UK         USA      UK
                             ---      --         ---      --
Sales                     $ 7,786  $ 1,836     $ 7,639   $ 1,165
Net Loss                  $  (851) $  (307)    $  (512)  $  (298)
Diluted Loss Per Share    $ (0.51) $ (0.18)    $ (0.31)  $ (0.18)
Identifiable Assets       $31,223  $ 5,827     $32,349   $ 6,104

Amounts above are inclusive of intercompany amounts.

     Consolidated sales (net of intercompany sales) for the quarter were $9,397, as compared to $8,435 for the quarter ended June 30, 2003. This represents an 11% increase in sales. Sales in the USA were up 2% from one year ago. Sales from UK operations were up 58%. The increase in sales for the current quarter, compared to sales for the three months ended June 30, 2003, was a result of a significant increase in sales of vacuum pumps and pump systems.

     The consolidated gross profit margin for the quarter was 9%, as compared to 12% for the quarter ended June 30, 2003. By segment, USA operation's gross profit decreased from 9% to 8% for the first quarter of FYE 2005 versus FYE 2004, and the UK's gross profit margin decreased from 8% to 7%. Consolidated gross profit margins differ from individual segment gross profit margins when sales between consolidating entities are recognized in consolidated results in different accounting periods from the dates of the intercompany sales, and the gross profit margins at the time of the intercompany sales differ from those realized on average for the reported periods.

     Selling, General and Administrative (SG&A) expenses were 26% of sales for the current quarter, as compared to 29% for the quarter ended June 30, 2003. The decrease is due to greater sales in the current quarter.

     Interest expense decreased from $37 to $25 primarily due to a decrease in average debt from $944 during the quarter ended June 30, 2003 to $132 for the current quarter in the USA. Partially offsetting the decrease in the USA was an increase in the UK, which is attributed to higher bank borrowings needed to finance work-in-process inventory.

     Other income for the current quarter was $0 compared to $522 for the three months ended June 30, 2003. Other income recognized at June 30, 2003 represents a non-recurring curtailment gain resulting from the discontinuation of postretirement medical benefits.

     The effective income tax rate for the quarter was 34%, as compared to 29% at June 30, 2003. The lower than statutory rate of 29% was based upon a forecasted annual taxable income for FYE 2004 and utilization of the extra territorial income exclusion benefit from foreign shipments.

     The net loss for the quarter was $1,098 or $0.66 per diluted
share.   This compares to a net loss of $658 or $0.40 per diluted
share at June 30, 2003.

Liquidity and Capital Resources

                                    Three Months Ended
                             June 30, 2004       June 30, 2003
                             -------------       -------------
                             USA     UK          USA      UK
Working Capital           $ 9,129    $ 1,762    $10,661  $ 1,653
Cash (Deficit) Flow from
Operations                $   (56)   $   365    $(1,865) $   208
Cash and Investments      $ 5,577    $    28    $ 4,767  $    18
Capital Expenditures      $    27    $    37    $    41  $    17
Long-Term Bank Borrowings $     0    $     0    $     0  $     0
Capital Leases            $   127    $     0    $   179  $    13
Working Capital Ratio(1)      2.1        1.6        2.3      1.5
Long-Term Debt/Equity(1)      0.5%       0.0%      0.7%      0.0%

(1)As of June 30

     Consolidated cash flow from operations was positive $309 for the current quarter compared to negative cash flow from operations of $2,074 for the quarter ended June 30, 2003. The swing in cash flow from negative to positive was achieved through a decrease in working capital.

     The Company expects to consume cash in excess of amounts generated from operations over the next several months to cover operating losses and fund a build-up of work-in-process inventory for increased shipments in future quarters.

     The   primary  source  of  liquidity  is  cash   flow   from
operations, investments in short-term treasury bills and secured credit agreements.


Orders and Backlog

   Orders for the current quarter were $15,157, as compared to $11,233 for the quarter ended June 30, 2003, representing a 35% increase and a 47% increase over the four quarter average of FYE 2004. Prior to intercompany elimination, orders in the USA were $13,545 compared to $10,353 in the quarter ended June 30, 2003. Orders in the UK were $1,843 as compared to $2,106 one year ago.

   Backlog was $27,844 at June 30, 2004, as compared to $26,430 at June 30, 2003. Prior to intercompany eliminations, USA unfilled orders were $25,045 and UK unfilled orders were $3,160 at June 30, 2004. At June 30, 2003, USA and UK backlog amounts were $25,696 and $2,404, respectively. Included in the USA backlog figures at June 30, 2004 were $5,484 in orders that may not be shipped in the next twelve months. All orders in backlog represent orders from traditional markets in the Company's established product lines.

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

Market Risk (Quantitative and Qualitative Disclosures)

     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:

              interest rates
              foreign exchange rates
              equity price risk
              material availability and price risk

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

     The Company is exposed to interest rate risk primarily through its borrowing activities. Management's strategy for managing risks associated with interest rate fluctuations is to hold interest-bearing debt to the absolute minimum and carefully assess the risks and rewards for incurring long-term debt. Based upon variable rate debt outstanding at the quarter ended June 30, 2004 and 2003, a 1% change in interest rates would impact annual interest expense by $16 and $18, respectively.

     Graham's international consolidated sales for the past three years approximates 43%. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to competitively compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. The substantial portion of Graham's sales is collected in the local currency (USA - dollars; UK - pounds sterling). For the quarters ended June 30, 2004 and 2003, sales in foreign currencies were 5% and 2% of sales, respectively. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham has limited exposure to foreign currency purchases. For the quarters ended June 30, 2004 and 2003, purchases in foreign currencies were 6% and 7%, of cost of goods sold, respectively. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     UK operations experienced a current quarter net loss of $307 as compared to a quarterly net loss of $298 for June 30, 2003. As currency exchange rates change, translations of the income statements of the UK business into US dollars affect year-over-year comparability of operating results. The increase in the foreign currency translation rate to convert pounds sterling to US dollars increased all UK income statement items and order amounts by 12% and all UK balance sheet and backlog amounts by 10% for the quarter ended June 30, 2004 over 2003. The Company does not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would have impacted the UK reported net loss by approximately $31 and $30 for the three months ended June 30, 2004 and 2003, respectively.

     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEUs) for outside directors based upon the Company's performance. The outstanding SEUs are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the Company's results of operations. Based upon the SEUs outstanding at June 30, 2004 and 2003 and a $12 per share price, a 50-75% change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating results by $100 to $151 for the June 30, 2004 quarter and $99 to $148 for the three months ended June 30, 2003. Assuming required net income of $500 is met, and based upon a market price of the Company's stock of $12 per share, a 50-75% change in the stock price would positively or negatively impact the Company's operating results by $158 to $237 in 2006, $177 to $265 in 2007, $191 to $286 in 2008, $205 to $307 in 2009 and $208 to $312 in
2010.

            The   risks   associated   with   materials   include
availability and price increases. Material shortages have affected the Company's ability to meet delivery requirements for certain orders. The Company has identified alternative vendors in such cases and seeks to negotiate escalation provisions in its contracts in the event that costs of materials increase.

               GRAHAM CORPORATION AND SUBSIDIARIES
                            FORM 10-Q
                          JUNE 30, 2004
                   PART II - OTHER INFORMATION




Item 4.   Controls and Procedures

          1    The Company's President and Chief Executive Officer and its
            Vice President-Finance and Chief Financial Officer each have independently evaluated the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this quarterly report on Form 10-Q and each regards such controls as effective.

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


Item 6.   Exhibits and Reports on Form 8-K

          a. See index to exhibits.

          b. A  Form  8-K was filed on June 17, 2004 and included
             Items  7  and  12.   No  financial  statements  were
             required to be filed as part of the report.


                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GRAHAM CORPORATION




                             /s/ J. Ronald Hansen
                             J. Ronald Hansen
                             Vice President Finance and
                               Administration / CFO (Principal
                               Accounting Officer)

Date 8/3/04
                        INDEX OF EXHIBITS


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

(14)      Code of Ethics

               Not applicable.

(15)      Letter re-unaudited interim financial information

               Not applicable.

(18)      Letter re-change in accounting principles

               Not Applicable.

(19)      Report furnished to security holders

               None.

(22) Published report regarding matters submitted to vote of security holders

              None.

(23)      Consents of experts and counsel

              Not applicable.

(24)      Power of Attorney

              Not applicable.

(31)      Rule 13a-14(a)/15d-14(a) Certifications

(32)      Section 1350 Certifications

(99)      Additional exhibits