Form 10-Q
period 2004-09-30
GRAHAM CORP
filed 2004-11-18
CIK 716314

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    September 30, 2004

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

                        Yes __ __      No __X__

   As  of  November  12,  2004, there were outstanding  1,665,667 shares of common stock, $.10 per share.

               Graham Corporation and Subsidiaries
                       Index to Form 10-Q
  As of and for the Three and Six Month Periods Ended September 30, 2004

                                                           Page
Part I   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements        3
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      15

Item 3.  Quantitative and Qualitative Disclosure  About
         Market Risk                                        22

Item 4.  Controls and Procedures                            24


Part II. OTHER INFORMATION
Item 5.  Other Information                                  24
Item 6.  Exhibits and Reports on Form 8-K                   24


               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                       SEPTEMBER 30, 2004

                 PART I - FINANCIAL INFORMATION

       (Dollar amounts in thousands except per share data)





























   Unaudited condensed consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of September 30, 2004 and for the three month and six month periods ended September 30, 2004 and 2003 are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on approximations and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2004 Consolidated Balance Sheet was derived from the Company's audited Balance Sheet for the year ended March 31, 2004.

   This part also includes management's discussion and analysis of the Company's financial condition as of September 30, 2004 and its results of operations for the three and six month periods ended September 30, 2004.

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                               September 30,       March 31,
                                                    2004              2004
                                                    ----              ----
Assets
Current Assets:
Cash and cash equivalents                        $   611           $   467
  Investments                                      3,098             5,296
  Trade accounts receivable, net of
  allowances ($117 and $75 at September 30
  and March 31, 2004, respectively)                6,681             8,950
  Inventories, net                                 8,147             6,984
  Domestic and foreign income taxes receivable       943               972
  Deferred income tax asset                        1,663             1,521
  Prepaid expenses and other current assets          398               217
                                                 -------           -------
    Total current assets                          21,541            24,407
Property, plant and equipment, net                 8,808             9,227
Deferred income tax asset                          2,259             2,048
Other assets                                          50                58
    Total assets                                 $32,658           $35,740
                                                 =======           =======

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                                $ 2,112           $ 1,925
  Current portion of long-term debt                   46                44
  Accounts payable                                 3,124             3,230
  Accrued compensation                             3,307             3,866
  Accrued expenses and other liabilities           1,251             1,562
  Customer deposits                                  458             2,128
                                                 -------           -------
    Total current liabilities                     10,298            12,755


Long-term debt                                        70                93
Accrued compensation                                 172               239
Deferred income tax liability                         76                77
Other long-term liabilities                           45                61
Accrued pension liability                          2,159             1,873
Accrued postretirement benefits                    2,477             2,540
                                                 -------           -------
    Total liabilities                             15,297            17,638
                                                 -------           -------


                                 GRAHAM CORPORATION
                        CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                                    (UNAUDITED)


                                               September 30,       March 31,
                                                    2004              2004
                                                    ----              ----
Shareholders' equity:
  Preferred Stock, $1 par value -
   Authorized, 500,000 shares
  Common stock, $.10 par value -
   Authorized, 6,000,000 shares
   Issued, 1,764,790 shares at September 30,
    2004 and 1,757,450 shares at March 31, 2004      176               176
  Capital in excess of par value                   5,153             5,097
  Retained earnings                               16,560            17,322
  Accumulated other comprehensive loss
   Minimum pension liability adjustment           (1,456)           (1,456)
   Cumulative foreign currency translation
    adjustment                                    (1,502)           (1,452)
                                                 -------           -------
                                                  18,931            19,687

Less:
  Treasury Stock (99,123 shares at September
   30, and March 31, 2004)                        (1,385)           (1,385)
  Notes receivable from officers and directors      (185)             (200)
Total shareholders' equity                        17,361            18,102
                                                 -------           -------
  Total liabilities and shareholders' equity     $32,658           $35,740
                                                 =======           =======

         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                                   September 30,           September 30,
                                 2004        2003        2004        2003
                                 ----        ----        ----        ----

Net Sales                       $10,927      $12,554     $20,843     $21,124
                                -------      -------     -------     -------
Cost and expenses:
  Cost of products sold           9,461        9,718      18,385      17,356
  Selling, general and
   administrative                 2,439        2,515       4,920       4,922
  Interest expense                   26           21          51          58
  Other Income                   (1,592)                  (1,592)       (522)
                                -------      -------     -------     -------
    Total costs and expenses     10,334       12,254      21,764      21,814
                                -------      -------     -------     -------


Income (loss) before
 income taxes                       593          300        (921)       (690)
Provision (benefit) for
 income taxes                       212           91        (325)       (194)
                                -------      -------     -------     -------
Net income (loss)                   381          209        (596)       (496)

Retained earnings at
 beginning of period             16,262       18,023      17,322      18,810
Dividends                           (83)         (80)       (166)       (162)
                                -------      -------     -------     -------
Retained earnings at
 end of period                  $16,560      $18,152     $16,560     $18,152
                                =======      =======     =======     =======

Per Share Data:
  Basic:
   Net income (loss)               $.23         $.13       $(.36)      $(.30)
                                   ====         ====       =====       =====
  Diluted:
Net income (loss)                  $.22         $.13       $(.36)      $(.30)
                                   ====         ====       =====       =====




         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                       Six Months Ended
                                                         September 30,
                                                       2004         2003
                                                       ----         ----
Operating activities:
  Net loss                                             $   (596)    $  (496)
                                                       --------     -------
  Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization                            499         521
   Discount accretion on investments                        (19)        (33)
   Loss on sale of property, plant and equipment              1
   (Increase) decrease in operating assets:
    Accounts receivable                                   2,234       1,036
    Inventory, net of customer deposits                  (2,875)      1,062
    Prepaid expenses and other current and non-
     current assets                                        (183)       (328)
  Increase (decrease) in operating liabilities:
   Accounts payable, accrued compensation,
    accrued expenses and other current and
    non-current liabilities                                (541)     (2,393)
   Non-current accrued compensation, accrued
    pension liability and accrued
    postemployment benefits                                (270)       (120)
   Domestic and foreign income taxes                         29         129
   Deferred income taxes                                   (364)       (113)
                                                       --------     -------
     Total adjustments                                   (1,489)       (239)
                                                       --------     -------
  Net cash used by operating activities                  (2,085)       (735)
                                                       --------     -------
Investing activities:
  Purchase of property, plant and equipment                 (91)       (120)
  Collection of notes receivable from
   officers and directors                                    15          35
  Purchase of investments                                (4,585)     (5,421)
  Redemption of investments at maturity                   6,802       6,472
                                                       --------     -------
  Net cash provided by investing activities               2,141         966
                                                       --------     -------
Financing activities:
  Increase (Decrease) in short-term debt                    218         (27)
  Proceeds from issuance of long-term debt                            5,350
  Principal repayments on long-term debt                    (21)     (5,401)
  Issuance of common stock                                   57          94
  Dividends paid                                           (166)       (162)
  Acquisition of treasury stock                                         (20)
                                                       --------     -------
  Net cash provided (used) by financing activities           88        (166)
                                                       --------     -------

                                                       Six Months Ended
                                                         September 30,
                                                       2004         2003
                                                       ----         ----
  Effect of exchange rate changes on cash                                (2)
                                                       --------     -------
  Net increase in cash and cash equivalents                 144          63

  Cash and cash equivalents at beginning of period          467         217
                                                       --------     -------

  Cash and cash equivalents at end of period            $   611      $  280
                                                       ========     =======


         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

NOTE 1 - CHANGE IN ACCOUNTING FOR REVENUE RECOGNITION

      During  the second quarter of fiscal year 2005, the Company changed  its method of recognizing revenue for certain  contracts from  the  completed  contract  to  the  percentage-of-completion
method.   Formerly, only contracts with a planned manufacturing
process in  excess  of three  months and with revenue of at least
$1,000 and 500  pounds sterling,  in  the  USA and UK operating segments, respectively, were accounted for under the percentage-of-completion method. Now all contracts with a planned manufacturing process of four weeks or more (575 hours) and without a dollar threshold are accounted for using the percentage-of-completion method. The
Company believes this is a preferable accounting method for these contracts because it measures revenue, costs of products sold and related income on construction type contracts based on progress on the contracts, thus  providing  a  better measure  of  the  earnings
process on a more timely  basis.   The Company  extended its scope of
contracts accounted for using the percentage-of-completion method at this time because management believes that the effects on the financial statements of applying the completed contract method on these contracts could begin to vary materially from the effects of applying the percentage-of-completion method. The majority of the Company's contracts have a planned manufacturing process of less than four weeks (575 hours), and are accounted for using the completed contract method. Prior period financial results have been restated to reflect this change.
The impact of the change on net sales, cost of products sold, provision for income taxes and net income for all periods presented is as follows:

                                Three Months Ended
                                ------------------
                                    September 30,
                                    -------------
                         2004                                2003
                         ----                                ----
                 Amounts Reported Using              Amounts Reported Using
                 ----------------------              ----------------------
            Percentage                         Percentage
                of      Completed                  of      Completed
            Completion   Contract              Completion   Contract
              Method      Method   Difference    Method      Method   Difference
              ------      ------   ----------    ------      ------   ----------
Net Sales     10,927      10,292       635       12,554      12,457        97
Cost of
 products sold 9,461       8,930       531        9,718       9,697        21
Provision for
 income taxes    212         177        35           91          68        23
Net income       381         312        69          209         156        53
Net income
 per share
   Basic         .23         .19       .04          .13         .09       .04
   Diluted       .22         .18       .04          .13         .09       .04

                                   Six Months Ended
                                   ----------------
                                     September 30,
                                     -------------
                         2004                                2003
                         ----                                ----
                 Amounts Reported Using              Amounts Reported Using
                 ----------------------              ----------------------
             Percentage                        Percentage
                 of     Completed                  of      Completed
             Completion  Contract              Completion   Contract
               Method     Method   Difference    Method      Method   Difference            Difference
               ------     ------   ----------    ------      ------   ----------
Net Sales      20,843     19,689      1,154      21,124      20,892       232
Cost of
 products sold 18,385     17,478        907      17,356      17,137       219
(Benefit) for
 income taxes    (325)      (382)        57        (194)       (201)        7
Net (loss)       (596)      (786)       190        (496)       (502)        6
Net (loss)
 per share
  Basic          (.36)      (.47)       .11        (.30)       (.31)      .01
  Diluted        (.36)      (.47)       .11        (.30)       (.31)      .01


The effect of this change on retained earnings is as follows:

                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                      2004          2003      2004      2003
                                      ----          ----      ----      ----
Balance at beginning of period
 as previously reported               $16,189       $18,027   $17,370   $18,767
Add adjustment for the cumulative
 effect on prior periods of
 applying retroactively the
 change in accounting method               73            (4)      (48)       43
                                      -------       -------   -------   -------
Balance  at beginning of period,
 as adjusted                           16,262        18,023    17,322    18,810
Net income (loss)                         381           209      (596)     (496)
Dividends                                 (83)          (80)     (166)     (162)
                                      -------       -------   -------   -------
Balance at end of period              $16,560       $18,152   $16,560   $18,152
                                      =======       =======   =======   =======

NOTE 2 - INVENTORIES

   Major classifications of inventories are as follows:

                                     September 30,     March 31,
                                         2004             2004
                                         ----             ----
Raw materials and supplies             $ 1,918          $ 1,745
Work in process                          7,044            6,169
Finished products                        2,480            2,500
                                       -------          -------
                                        11,442           10,414
Less - progress payments                 3,154            3,309
     - inventory reserve                   141              121
                                       -------          -------
                                       $ 8,147          $ 6,984
                                       =======          =======

NOTE 3 - STOCK-BASED COMPENSATION:

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

                                      Three Months Ended   Six Months Ended
                                        September 30,        September 30,
                                      2004         2003    2004        2003
                                      ----         ----    ----        ----
Net income (loss)
  as reported                         $381         $209    $(596)      $(496)
Stock-based employee
  compensation cost
  net of related tax
  benefits                                                               (11)
                                      ----         ----    -----       -----
Pro forma net income
  (loss)                              $381         $209    $(596)      $(507)
                                      ====         ====    =====       =====

Basic income (loss)
  per share          As reported      $.23         $.13    $(.36)      $(.30)
                     Pro forma        $.23         $.13    $(.36)      $(.31)

Diluted income
(loss) per share     As reported      $.22         $.13    $(.36)      $(.30)
                     Pro forma        $.22         $.13    $(.36)      $(.31)


   For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. During the six months ended September 30, 2004, no options were granted. The following weighted-average assumptions were used for grants in fiscal year 2004:
          Expected life                  5 years
          Volatility                      50.06%
          Risk-free interest rate          2.25%
          Dividend yield                   2.40%


NOTE 4 - INCOME (LOSS) PER SHARE:

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


                                  Three Months Ended      Six Months Ended
                                     September 30,          September 30,
                                  2003         2004       2003       2004
                                  ----         ----       ----       ----
Basic income (loss) per share

  Numerator:
   Net income (loss)              $   381      $  209     $  (596)   $  (496)
                                  -------      ------     -------    -------
  Denominator:
   Weighted common shares
    outstanding                 1,662,432   1,628,454   1,660,391  1,623,562

   Share equivalent units (SEU)
    outstanding                    16,735      16,437      16,587     16,297
                                  -------      ------     -------    -------
   Weighted average shares and
    SEUs outstanding            1,679,167   1,644,891   1,676,978  1,639,859
                                ---------   ---------   ---------  ---------

Basic income (loss) per share        $.23        $.13       $(.36)     $(.30)
                                     ====        ====       =====      =====

Diluted income (loss) per share

  Numerator:
   Net income (loss)              $   381     $   209      $ (596)    $ (496)
                                  -------     -------      ------     ------
  Denominator:
   Weighted average shares and
    SEUs outstanding            1,679,167   1,644,891   1,676,978  1,639,859
   Stock options outstanding       22,388      11,774
   Contingently issuable SEUs         140         172
                                ---------   ---------   ---------  ---------
   Weighted average common and
    potential common shares
    outstanding                 1,701,695   1,656,837   1,676,978  1,639,859
                                ---------   ---------   ---------  ---------

Diluted income (loss) per share      $.22        $.13       $(.36)     $(.30)
                                     ====        ====       =====      =====


   Options to purchase shares of common stock which totaled 71,350 and 136,250 for the three months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as the effect would be antidilutive due to the options' exercise price being greater than the average market price of the common shares.

   All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the six month periods ended September 30, 2004 and 2003 as the effect would be antidilutive due to the net losses for the periods.


NOTE 5 - PRODUCT WARRANTY LIABILITY

   The reconciliation of the changes in the product warranty liability is as follows:

                            Three Months Ended     Six Months Ended
                               September 30,         September 30,
                            2004         2003      2004       2003
                            ----         ----      ----       ----
Balance at beginning
  of period                 $ 266        $ 386     $ 242      $592
Expense for product            (6)          45        56       120
  warranties
Product warranty
  claims paid                 (35)         (72)      (73)     (353)
                            -----        -----     -----     -----
Balance at end of
  period                    $ 225        $ 359     $ 225     $ 359
                            =====        =====     =====     =====

   The decrease in expense for product warranties in the second quarter of fiscal year 2005 resulted from the reversal of provisions made that are no longer required based upon historical claims history.

NOTE 6 - CASH FLOW STATEMENT

   Interest  paid  was  $51  and $56 for  the  six  months  ended
September 30, 2004 and 2003, respectively. In addition, income taxes refunded were $10 and $210 for the six months ended
September 30, 2004 and 2003, respectively.

   Non-cash activities during the six months ended September 30, 2004 and 2003 included dividends of $83 and $80, respectively, which were recorded but not paid. In addition, in the six months ended September 30, 2003, capital expenditures totaling $11 were financed through the issuance of capital leases.

NOTE 7 - COMPREHENSIVE INCOME

   Total comprehensive income was $365 and $207 for the three months ended September 30, 2004 and 2003, respectively. Other comprehensive income for the three months ended September 30, 2004 and 2003 included foreign currency translation adjustments of $(16) and $(2), respectively. Total comprehensive loss for the six months ended September 30, 2004 and 2003 was $646 and $363, respectively. Other comprehensive (loss) income for the six months ended September 30, 2004 and 2003 included foreign currency translation adjustments of $(50) and $133, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

   The components of pension cost are as follows:

                                Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                                2004         2003         2004       2003
                                ----         ----         ----       ----
Service cost                    $   118      $   110      $   236    $   220
Interest cost                       244          223          488        444
Expected return on assets          (226)        (182)        (452)      (363)
Amortization of:
  Transition asset                   (4)         (10)          (8)       (20)
  Unrecognized prior
   service cost                       1            1            2          2
  Actuarial loss                     76           67          152        133
                                -------       ------      -------    -------
Net pension cost                $   209       $  209      $   418    $   416
                                =======       ======      =======    =======

   The Company made contributions of $270 and $572 to the defined benefit pension plan in the three and six months ended September 30, 2004, respectively. The Company expects its contributions to the plan for the balance of 2005 to be approximately $398.

   The components of the postretirement benefit income are as follows:

                                Three Months Ended      Six Months Ended
                                   September 30,          September 30,
                                2004         2003       2004       2003
                                ----         ----       ----       ----
Service cost                    $   0        $   3      $   0      $   6
Interest cost                      18           17         36         33
Amortization of prior
  service cost                    (42)         (31)       (83)       (62)
Amortization of  actuarial
  loss                              6            2         12          4
                                -----        -----      -----      -----
Net postretirement benefit
  income                        $ (18)       $  (9)     $ (35)     $ (19)
                                =====        =====      =====      =====

   The Company paid benefits of $13 and $28 related to its postretirement benefit plan in the three and six months ended
September 30, 2004, respectively. The Company expects to pay benefits of approximately $128 for the balance of 2005.

NOTE 9 - OTHER INCOME

   In September 2004, the Company settled a contract dispute with a customer regarding cancellation charges. This settlement agreement was executed prior to the end of the quarter, and the unpaid settlement amount due of $183 was received on October 13, 2004. As a result of the settlement, other income of $1,592 was recorded.

   On February 4, 2003, the Company irrevocably terminated postretirement health care benefits for current U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption "Other Income" in the Consolidated Statement of Operations and Retained Earnings for the six months ended September 30, 2003.


NOTE 10 - SEGMENT INFORMATION

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                                Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                                2004         2003         2004       2003
                                ----         ----         ----       ----
Sales to external customers
  U.S.                          $ 9,070      $11,226      $17,351    $18,972
  U.K.                            1,857        1,328        3,492      2,152
                                -------      -------      -------    -------
  Total                         $10,927      $12,554      $20,843    $21,124
                                =======      =======      =======    =======
Intersegment sales
  U.S.                          $    94      $    10      $   118    $    38
  U.K.                              157          725          358      1,066
                                -------      -------      -------    -------
  Total                         $   251      $   735      $   476    $ 1,104
                                =======      =======      =======    =======
Segment net income (loss)
  U.S.                          $   410      $   346      $  (320)   $  (213)
  U.K.                              (44)          22         (351)      (276)
                                -------      -------      -------    -------
  Total segment net income
   (loss)                       $   366      $   368      $  (671)   $  (489)
                                =======      =======      =======    =======

The segment net income (loss) above is reconciled to the consolidated totals as follows:

                                Three Months Ended      Six Months Ended
                                   September 30,          September 30,
                                2004         2003       2004       2003
                                ----         ----       ----       ----
Total segment net income
  (loss)                       $   366       $   368    $  (671)   $  (489)
Eliminations                        15          (159)        75         (7)
                               -------       -------    -------    -------
Net income (loss)              $   381       $   209    $  (596)   $  (496)
                               =======       =======    =======    =======

NOTE 11 - RELATED PARTY TRANSACTION

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


NOTE 12 - CONTINGENCIES

       The Company has been named as a defendant in certain lawsuits wherein the respective plaintiffs allege personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these suits. The Company has retained litigation counsel to defend these claims. The claims are similar to previous asbestos suits naming the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs' places of work or were settled for minimal amounts below the expected defense costs. The lawsuits are at a very early stage, where the potential for liability is not determinable.

       From time to time, the Company is subject to legal proceedings arising in the ordinary course of business. The Company believes there is no other litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial statements.

               GRAHAM CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                       September 30, 2004


OVERVIEW

     Graham Corporation consists of two operating segments as determined by geographic areas (USA: Graham Corporation, UK:
Graham Vacuum and Heat Transfer Limited and its wholly-owned subsidiary, Graham Precision Pumps Limited).

     In  the  quarter  ended September 30, 2004, the  Corporation modified  its method of recognizing revenue for certain contracts from  the  completed  contract  to  the  percentage-of-completion
method.   Formerly, only contracts with a planned manufacturing
process in  excess  of three  months and with revenue of at least
$1,000 and 500  pounds sterling,  in  the  USA and UK operating segments, respectively, were accounted for under the percentage-of-completion method. Now all contracts with a planned manufacturing process of four weeks or more (575 hours) and without a dollar threshold are accounted for using the percentage-of-completion method. The Company believes this is a preferable accounting method for these contracts because it measures revenue, costs of products sold and related income on construction type contracts based on progress on the contracts, thus providing a better measure of the earnings process on a more timely
basis.   The Company  extended its scope of contracts accounted for using the percentage-of-completion method at this time because management believes that the effects on the financial statements of applying the completed contract method on these contracts could begin to vary materially from the effects of applying the percentage-of-completion method. The majority of the Company's contracts have a planned manufacturing process of less than four weeks (575 hours), and are accounted for using the completed contract method. Prior period financial results have been restated to reflect this change.
The impact of the change on net sales, cost of products sold, provision for income taxes and net income for all periods presented is as follows:

                                Three Months Ended
                                ------------------
                                    September 30,
                                    -------------
                         2004                                2003
                         ----                                ----
                 Amounts Reported Using              Amounts Reported Using
                 ----------------------              ----------------------
            Percentage                         Percentage
                of      Completed                  of      Completed
            Completion   Contract              Completion   Contract
              Method      Method   Difference    Method      Method   Difference
              ------      ------   ----------    ------      ------   ----------
Net Sales     10,927      10,292       635       12,554      12,457        97
Cost of
 products sold 9,461       8,930       531        9,718       9,697        21
Provision for
 income taxes    212         177        35           91          68        23
Net income       381         312        69          209         156        53
Net income
 per share
   Basic         .23         .19       .04          .13         .09       .04
   Diluted       .22         .18       .04          .13         .09       .04

                                   Six Months Ended
                                   ----------------
                                     September 30,
                                     -------------
                         2004                                2003
                         ----                                ----
                 Amounts Reported Using              Amounts Reported Using
                 ----------------------              ----------------------
             Percentage                        Percentage
                 of     Completed                  of      Completed
             Completion  Contract              Completion   Contract
               Method     Method   Difference    Method      Method   Difference            Difference
               ------     ------   ----------    ------      ------   ----------
Net Sales      20,843     19,689      1,154      21,124      20,892       232
Cost of
 products sold 18,385     17,478        907      17,356      17,137       219
(Benefit) for
 income taxes    (325)      (382)        57        (194)       (201)        7
Net (loss)       (596)      (786)       190        (496)       (502)        6
Net (loss)
 per share
  Basic          (.36)      (.47)       .11        (.30)       (.31)      .01
  Diluted        (.36)      (.47)       .11        (.30)       (.31)      .01


The effect of this change on retained earnings is as follows:

                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                      2004          2003      2004      2003
                                      ----          ----      ----      ----
Balance at beginning of period
 as previously reported               $16,189       $18,027   $17,370   $18,767
Add adjustment for the cumulative
 effect on prior periods of
 applying retroactively the
 change in accounting method               73            (4)      (48)       43
                                      -------       -------   -------   -------
Balance  at beginning of period,
 as adjusted                           16,262        18,023    17,322    18,810
Net income (loss)                         381           209      (596)     (496)
Dividends                                 (83)          (80)     (166)     (162)
                                      -------       -------   -------   -------
Balance at end of period              $16,560       $18,152   $16,560   $18,152
                                      =======       =======   =======   =======

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. The Company wishes to caution the reader that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and
<Page 21>

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

Revenue Recognition - The Corporation recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (575 hours) using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed
monthly,   and  sales  and  earnings  are  adjusted  in   current
accounting periods based on revisions in the contract value and estimated costs at completion. (For additional information, refer to page 7, Note 1 of Notes to Condensed Consolidated
Financial Statements and to page 14, Overview, Management's Discussion and Analysis of Financial Condition and Operations).

     Revenue not accounted for using the percentage-of-completion method is accounted for on the completed contract method because the majority of the Company's contracts have a planned manufacturing process of less than four weeks (575 hours) and the results reported under this method do not vary materially from the use of the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further material obligations under the contract after the revenue is recognized.

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

                                           Three Months Ended
                                  September 30, 2004    September 30, 2003
                                  ------------------    ------------------
                                    USA         UK         USA        UK
                                    ---         --         ---        --
Sales                             $ 9,164     $ 2,014    $11,236    $ 2,053
Net Income (Loss)                 $   410     $   (44)   $   346    $    22
Diluted Income (Loss)Per Share    $  0.24     $ (0.03)   $  0.21    $  0.01
Identifiable Assets               $30,474     $ 6,019    $33,588    $ 5,626


                                           Six Months Ended
                                  September 30, 2004    September 30, 2003
                                  ------------------    ------------------
                                    USA         UK         USA        UK
                                    ---         --         ---        --
Sales                             $17,469     $ 3,850    $19,010    $ 3,218
Net Income (Loss)                 $  (320)    $  (351)   $  (213)   $  (276)
Diluted Income (Loss)Per Share    $ (0.19)    $ (0.21)   $ (0.13)   $ (0.17)

Amounts above are inclusive of intercompany amounts.

     Consolidated sales (net of intercompany sales) for the quarter were $10,927, as compared to $12,554 for the quarter ended September 30, 2003. This represents a 13% decrease in sales. Sales in the USA were down 18% from one year ago. Sales from UK operations were down 2%.

     Consolidated sales (net of intercompany sales) for the six months were $20,843, as compared to $21,124 for the six months ended September 30, 2003. This represents a 1% decrease in sales. Sales in the USA were down 8% from one year ago. Sales from UK operations were up 20%.

     The decrease in USA and UK sales for the quarter and USA sales for the six months ended September 30, 2004, as compared to sales for the quarter and six months ended September 30, 2003, reflected unusually low order volume for condensers and large ejectors in prior quarters due to the lack of major project work. Sales from UK operations were up for the six months due to an increase in sales of vacuum pumps for offshore oil extraction and for pump systems shipped in the quarter ended June 30, 2004.

     The consolidated gross profit margin for the quarter was 13%, as compared to 23% for the quarter ended September 30, 2003. By segment, USA operation's gross profit decreased from 22% for the second quarter ended September 30, 2003 to 10% for the current quarter and the UK's gross profit margin decreased from 27% for the quarter ended September 30, 2003 to 24% for the current quarter.

     The consolidated gross profit margin for the current six months was 12%, as compared to 18% for the six months ended September 30, 2003. By segment, USA operations' gross profit decreased from 16% for the six months ended September 30, 2003 to 10% for the six months ended September 30, 2004, and the UK's gross profit margin decreased from 20% to 16% for the six months ended September 30, 2004.

     Gross profit margins in both the USA and UK operations for the current quarter and six months were down from the comparative quarter and six months one year ago due to the inability to fully recover increasing material costs and one major pump system
project  bearing  a  very  low profit  margin.   The  Company  is
addressing rising material costs through selling price increases. Also, USA gross profit margins decreased due to lower sales for the three and six months ended September 30, 2004 as compared to

September 30, 2003.

     Selling, General and Administrative expenses (SG&A) were 22% of sales for the current quarter, as compared to 20% for the quarter ended September 30, 2003 and 24% of sales for the six months ended September 30, 2004, as compared to 23% for the six month period ended one year earlier. Percentage variances in SG&A expenses are due to changes in sales levels in both the quarterly and six-month comparative periods.

     Interest expense was $21 for the quarter ended September 30, 2003 and $26 for the current quarter. For the six-month periods ended September 30, 2004 and 2003, interest expense was $51 and $58, respectively. Interest expense for the current fiscal year to date decreased significantly in the USA, which resulted in a consolidated decrease of interest expense.

     Other income for the current quarter and six months ended September 30, 2004 was $1,592 compared to $522 for the first quarter ended June 30, 2003 and six months ended September 30,
2003.   Other  income of $1,592 recorded in the  current  quarter
resulted   from   a  settlement  of  a  contract   dispute   over
cancellation charges. The settlement of this matter ended a complaint filed in April 2004 in the United States District Court for the Northern District of California alleging breach of contract by a customer and a counterclaim filed by the customer seeking specific performance of the contract or money damages. Other income recognized for the six months ended September 30, 2003 represents a non-recurring curtailment gain resulting from the discontinuation of postretirement medical benefits.

     The effective income tax rate for the quarter was 36%, as compared to 30% at September 30, 2003. The effective income tax rate for the six months ended September 30, 2004 was 35%, as compared to 28% at September 30, 2003. The lower effective income tax rates for the three and six-month periods ended
September 30, 2003 were attributable to a larger extra territorial income exclusion benefit due to higher foreign shipments.

     Net income for the quarter was $381 or $0.22 per diluted share. This compares to a net income of $209 or $0.13 per diluted share for the quarter ended September 30, 2003. Net losses for the six-month periods ended September 30, 2004 and 2003 were $596, or $0.36 per diluted share, and $496, or $.30 per diluted share, respectively.

Liquidity and Capital Resources

                                        As of and for the Six Months Ended
                                     September 30, 2004     September 30, 2003
                                     ------------------     ------------------
                                       USA        UK          USA        UK
                                       ---        --          ---        --
Working Capital                      $ 9,810    $ 1,746     $10,487    $ 1,726
Cash (Deficit) Flow from Operations  $(2,102    $    17     $  (816)   $    81
Cash and Investments                 $ 3,698    $    11     $ 5,654    $    54
Capital Expenditures                 $    40    $    51     $    97    $    23
Long-Term Bank Borrowings            $     0    $     0     $     0    $     0
Capital Leases                       $   116    $     0     $   165    $     2
Working Capital Ratio(1)                 2.4        1.5         2.1        1.6
Long-Term Debt/Equity(1)                 0.6%       0.0%        0.8%       0.0%
(1)As of September 30

     Consolidated cash flow from operations was negative $2,085 for the six months ended September 30, 2004 compared to negative cash flow from operations of $735 for the six months ended September 30, 2003. Negative cash flows for the six months ended September 30, 2004 and 2003 were due to operating losses before the reduction of losses for non-cash Other Income items of $1,592 and $522, respectively. The cash related to the income recognized in the second quarter ended September 30, 2004 was collected in a prior reporting period.

     The Company expects to consume cash in excess of amounts generated from operations over the next several months to cover a significant increase in work-in-process inventory for greater shipments scheduled in future quarters.

     The   primary  source  of  liquidity  is  cash   flow   from
operations, investments in short-term treasury bills and secured credit agreements.

Orders and Backlog

     Orders for the current quarter were $10,355 as compared to $7,854 for the quarter ended September 30, 2003, representing a 32% increase. Prior to intercompany elimination, orders in the USA were $9,101 compared to $4,971 in the quarter ended September 30, 2003. Orders in the UK were $1,504, as compared to $3,004 one year ago.

     Orders for the six months ended September 30, 2004 were $25,513, as compared to $19,087 for the six months ended September 30, 2003. This represents a 34% increase and is due to the continuing recovery in the refinery and chemical markets.

     Backlog was $21,225 at September 30, 2004 as compared to $15,707 at September 30, 2003, representing a 35% increase. Prior to intercompany eliminations, USA unfilled orders were $18,894 and UK unfilled orders were $2,665 at September 30, 2004. At September 30, 2003, USA and UK backlog amounts were $13,338 and $3,410, respectively. The prior year backlog amounts have been restated to reflect contract cancellations and the restatement of sales due to the change in the revenue recognition accounting method. All orders in backlog represent orders from traditional markets in the Company's established product lines.

Market Risk (Quantitative and Qualitative Disclosures)

     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:

          -    foreign exchange rates
          -    equity price risk
          -    material availability and price risk

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

     Graham's international consolidated sales for the past three years approximates 43% of total sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. The substantial portion of Graham's sales is collected in the local currency (USA - dollars; UK - pounds sterling). For the quarters ended September 30, 2004 and 2003, sales in foreign currencies were 4% and 3% of sales, respectively. For the six months ended September 30, 2004 and 2003, sales in foreign currencies were 4% and 2% of total sales, respectively. At certain times, the Company may enter into forward foreign exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham has limited exposure to foreign currency purchases. For the three month periods ended September 30, 2004 and 2003, purchases in foreign currencies were 7% and 13% of cost of goods sold, respectively. For the six month periods ended September 30, 2004 and 2003, purchases in foreign currencies were 7% and 10% of cost of goods sold, respectively. In FYE 2004 and 2005, USA operations recorded an unusually significant dollar volume of orders utilizing UK subsidiary products in conjunction with USA equipment. At certain times, forward foreign exchange contracts may be utilized to limit currency exposure.

     UK operations experienced a current quarter net loss of $44, as compared to a quarterly net income of $22 for September 30, 2003. For the six months ended September 30, 2004 and 2003, foreign operations produced net losses of $351 and $276. respectively. As currency exchange rates change, translations of the income statements of the UK business into US dollars affect year-over-year comparability of operating results. The increase in the foreign currency translation rate to convert pounds sterling to US dollars increased all UK income statement items and order amounts by 12% and all UK balance sheet and backlog amounts by 9% for the six months ended September 30, 2004 over 2003. The Company does not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign exchange rates would have impacted the UK reported net loss by approximately $5 and $2 for the three months ended September 30, 2004 and 2003, and $35 and $28 for the six month periods, respectively.

     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEUs) for outside directors based upon the Company's performance. The outstanding SEUs are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the Company's results of operations. Based upon the SEUs outstanding at September 30, 2004 and 2003 and a $12 per share price, a 50-75% change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating results by $100 to $151 for the three and six months ended September 30, 2004 and $99 to $148 for the three and six months ended September, 2003. Assuming required net income of $500 is met, and based upon a market price of the Company's stock of $12 per share, a 50-75% change in the stock price would positively or negatively impact the Company's operating results by $155 to $233 in 2006, $173 to $260 in 2007, $186 to $279 in 2008, $200 to $299
in 2009 and $203 to $304 in 2010.

     The risks associated with materials include availability and price increases. Material shortages have affected the Company's ability to meet delivery requirements for certain orders. The
Company has identified alternative vendors in such cases and seeks to negotiate escalation provisions in its sales contracts in the event that costs of materials increase. Profit margins on sales would be reduced to the extent rising material costs could not be passed on to Graham's customers.

Contingencies

     The Company is a co-defendant with numerous other defendants in matters of litigation alleging personal injury from exposure to asbestos contained in some of the Company's products previously manufactured. To date, it has been the Company's experience that upon investigation the cases have been dismissed or settled for minimal amounts. However, the magnitude of potential damages on unsettled current claims is not determinable.

               GRAHAM CORPORATION AND SUBSIDIARIES
                            FORM 10-Q
                       SEPTEMBER 30, 2004
                   PART II - OTHER INFORMATION

Item 4. Controls and Procedures
            The Company's President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer each have independently evaluated the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this quarterly report on Form 10-Q and each regards such controls as effective.

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

Item 6. Exhibits
        a. See index to exhibits.


                             SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                          GRAHAM CORPORATION


                          /s/ J. R. Hansen
                          J. R. Hansen
                          Vice President Finance and
                          Administration / CFO (Principal
                          Accounting Officer)

Date 11/18/04

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

(3)(ii)   By-laws  of  registrant, as amended (filed  as  Exhibit
          3(ii) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

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

     (11) Statement re-computation of per share earnings

          Computation of per share earnings is included in Note 4 of the Notes to Financial Information.

     (14) Code of Ethics

          Not applicable.

     (15) Letter re-unaudited interim financial information

          Not applicable.

     (18) Letter re-change in accounting principles

          Preferability letter is included as Exhibit 18.

     (19) Report furnished to security holders

          None.

     (22) Published report regarding matters submitted to vote of security holders

           The  2004  Annual  Meeting of Stockholders  of  Graham
     Corporation was held on July 29.

           The individuals named below were reelected to serve on the Company's Board of Directors:

                              Votes For     Votes Withheld
                              ---------     --------------
     Jerald D. Bidlack        1,549,508          4,027
     James J. Malvaso         1,546,339          7,196

          Helen H. Berkeley, Alvaro Cadena, William C. Denninger,
     H. Russel Lemcke, and Cornelius S. Van Rees all continue as directors of the Company.

          The appointment of Deloitte & Touche LLP as independent auditors was ratified, with 1,550,462 shares voting for, 1,140 shares voting against, and 1,933 shares abstaining.

     (23) Consents of experts and counsel

          Not applicable.

     (24) Power of Attorney

          Not applicable.

     (31) Rule 13a-14(a)/15d-14(a) Certifications

     (32) Section 1350 Certifications

     (99) Additional exhibits

          None.