Form 10-Q
period 2004-12-31
GRAHAM CORP
filed 2005-02-01
CIK 716314

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark one)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended    December 31, 2004

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

                        Yes __ __      No __X__

   As  of  February  1,  2005, there were  outstanding  1,668,667 shares of common stock, $.10 per share.

               Graham Corporation and Subsidiaries
                       Index to Form 10-Q
  As of and for the Three and Nine Month Periods Ended December 31, 2004

                                                           Page
Part I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements        3

Item 2.  Management's   Discussion  and   Analysis   of
         Financial Condition and Results of Operations      16

Item 3.  Quantitative and Qualitative Disclosure  About
         Market Risk                                        23

Item 4.  Controls and Procedures                            26


Part II. OTHER INFORMATION

Item 5.  Other Information                                  27

Item 6.  Exhibits and Reports on Form 8-K                   27


               GRAHAM CORPORATION AND SUBSIDIARIES

                            FORM 10-Q

                        DECEMBER 31, 2004

                 PART I - FINANCIAL INFORMATION

       (Dollar amounts in thousands except per share data)




























   Unaudited condensed consolidated financial statements of Graham Corporation (the Company) and its subsidiaries as of December 31, 2004 and for the three month and nine month periods ended December 31, 2004 and 2003 are presented on the following pages. The financial statements have been prepared in accordance with the Company's usual accounting policies, are based in part on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2004 Consolidated Balance Sheet was derived from the Company's audited Balance Sheet for the year ended March 31, 2004.

   This part also includes management's discussion and analysis of the Company's financial condition as of December 31, 2004 and its results of operations for the three and nine month periods ended December 31, 2004.

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                             (Unaudited)

                                               December 31,    March 31,
                                                   2004           2004
                                                   ----           ----
Assets
Current Assets:
  Cash and cash equivalents                    $   825         $   467
  Investments                                    1,896           5,296
  Trade accounts receivable, net of
  allowances ($97 and $75 at December 31
  and March 31, respectively)                    6,977           8,950
  Inventories, net                              10,571           6,984
  Domestic and foreign income taxes receivable      62             972
  Deferred income tax asset                      1,813           1,521
  Prepaid expenses and other current assets        328             217
                                               -------         -------
      Total current assets                      22,472          24,407
Property, plant and equipment, net               8,652           9,227
Deferred income tax asset                        2,169           2,048
Other assets                                        52              58
                                               -------         -------
Total assets                                   $33,345         $35,740
                                               =======         =======

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                              $ 1,867         $ 1,925
  Current portion of long-term debt                 47              44
  Accounts payable                               2,771           3,230
  Accrued compensation                           2,733           3,866
  Accrued expenses and other liabilities         1,403           1,562
  Customer deposits                              1,190           2,128
                                               -------         -------
      Total current liabilities                 10,011          12,755


Long-term debt                                      58              93
Accrued compensation                               216             239
Deferred income tax liability                       81              77
Other long-term liabilities                        365              61
Accrued pension liability                        2,700           1,873
Accrued postretirement benefits                  2,457           2,540
                                               -------         -------
  Total liabilities                             15,888          17,638
                                               -------         -------

               GRAHAM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (concluded)

                             (Unaudited)

                                               December 31,    March 31,
                                                   2004           2004
                                                   ----           ----
Shareholders' equity:
  Preferred Stock, $1 par value -
   Authorized, 500,000 shares
  Common stock, $.10 par value -
   Authorized, 6,000,000 shares
   Issued, 1,767,790 shares at December 31
    and 1,757,450 shares at March 31               177             176
  Capital in excess of par value                 5,180           5,097
  Retained earnings                             16,458          17,322
  Accumulated other comprehensive loss
   Minimum pension liability adjustment         (1,456)         (1,456)
   Cumulative foreign currency translation
    adjustment                                  (1,338)         (1,452)
                                               -------         -------
                                                19,021          19,687

Less:
  Treasury Stock (99,123 shares at December
   31, and March 31)                            (1,385)         (1,385)
  Notes receivable from officers and directors    (179)           (200)
                                               -------         -------
Total shareholders' equity                      17,457          18,102
                                               -------         -------
   Total liabilities and shareholders' equity  $33,345         $35,740



         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                           (Unaudited)

                                Three Months Ended      Nine Months Ended
                                   December 31,            December 31,
                                  2004        2003       2004        2003
                                  ----        ----       ----        ----
Net sales                         $12,937     $10,224    $33,781     $31,348
                                  -------     -------    -------     -------
Cost and expenses:
  Cost of products sold             9,715       8,732     28,130      26,088
  Selling, general and
   administrative                   2,559       2,528      7,450       7,450
  Interest expense                     34          35         84          93
  Other income                                            (1,592)       (522)
  Other expense                       648                    648
                                  -------     -------    -------     -------
      Total costs and expenses     12,956      11,295     34,720      33,109
                                  -------     -------    -------     -------

Loss before income taxes              (19)     (1,071)      (939)     (1,761)

Provision (benefit) for
  income taxes                          2        (322)      (324)       (516)
                                  -------     -------    -------     -------

Net loss                              (21)       (749)      (615)     (1,245)

Retained earnings at
  beginning of period              16,562      18,152     17,322      18,810
Dividends                             (83)        (81)      (249)       (243)
                                  -------     -------    -------     -------
Retained earnings at
  end of period                   $16,458     $17,322    $16,458     $17,322
                                  =======     =======    =======     =======
Per Share Data:
  Basic:
   Net loss                         $(.01)      $(.46)     $(.37)      $(.76)
                                    =====       =====      =====       =====
  Diluted:
   Net loss                         $(.01)      $(.46)     $(.37)      $(.76)
                                    =====       =====      =====       =====







          See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                Nine Months Ended
                                                   December 31,
                                                  2004       2003
                                                  ----       ----
Operating activities:
  Net loss                                      $  (615)     $(1,245)
                                                -------      -------
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Non cash other (income) expense                (761)        (522)
    Depreciation and amortization                   751          784
    Discount accretion on investments               (27)         (42)
    Loss on sale of property, plant and equipment     2            2
    (Increase) decrease in operating assets:
     Accounts receivable                          2,049          (98)
     Inventory, net of customer deposits         (3,022)       2,268
     Prepaid expenses and other current and non-
      current assets                               (110)        (142)
  Increase (decrease) in operating liabilities:
    Accounts payable, accrued compensation,
     accrued expenses and other current and
     non-current liabilities                     (1,199)      (3,445)
    Non-current accrued compensation, accrued
     pension liability and accrued
     postemployment benefits                       (230)        (469)
    Domestic and foreign income taxes               910         (225)
    Deferred income taxes                          (377)         (98)
                                                -------      -------
      Total adjustments                          (2,014)      (1,049)
                                                -------      -------
  Net cash used by operating activities          (2,629)      (2,294)
                                                -------      -------
Investing activities:
  Purchase of property, plant and equipment        (128)        (172)
  Collection of notes receivable from
   officers and directors                            22           48
  Purchase of investments                        (6,475)      (7,919)
  Redemption of investments at maturity           9,903       10,905
                                                -------      -------
  Net cash provided by investing activities       3,322        2,862
                                                -------      -------
Financing activities:
  Decrease in short-term debt                      (137)        (263)
  Proceeds from issuance of long-term debt                     9,195
  Principal repayments on long-term debt            (31)      (9,260)
  Issuance of common stock                           83           94
  Dividends paid                                   (249)        (326)

               GRAHAM CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

                           (Unaudited)

                                                Nine Months Ended
                                                   December 31,
                                                  2004       2003
                                                  ----       ----
  Acquisition of treasury stock                                  (20)
                                                -------      -------
  Net cash used by financing activities            (334)        (580)
                                                -------      -------
  Effect of exchange rate changes on cash            (1)          (3)
                                                -------      -------
  Net increase (decrease)in cash and cash
  equivalents                                       358          (15)

  Cash and cash equivalents at beginning of
  period                                            467          217
                                                -------      -------
 Cash and cash equivalents at end of
 period                                         $   825      $   202
                                                =======      =======




         See Notes to Consolidated Financial Statements.

               GRAHAM CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004



NOTE 1 - CHANGE IN ACCOUNTING FOR REVENUE RECOGNITION

      During the second quarter of fiscal year 2005, the Company changed its method of recognizing revenue for certain contracts from the completed contract to the percentage-of-completion method. Formerly, only contracts with a planned manufacturing process in excess of three months and with revenue of at least $1,000 and 500 pounds sterling, in the USA and UK operating segments, respectively, were accounted for under the percentage-of-completion method. Now all contracts with a planned manufacturing process of four weeks or more (which approximates 575 direct labor hours) and without a dollar threshold are accounted for using the percentage-of-completion method. The Company believes this is a preferable accounting method for these contracts because it measures revenue, costs of products sold and related income on construction type contracts based on progress on the contracts, thus providing a better measure of the earnings process on a more timely basis. The Company extended its scope of contracts accounted for using the percentage-of-completion method at this time because management believes that the effects on the financial statements of applying the completed contract method on these contracts could begin to vary materially from the effects of applying the percentage-of-completion method. The majority of the Company's contracts have a planned manufacturing process of less than four weeks, and are accounted for using the completed contract method. Prior period financial results have been restated to reflect this change. The impact of the change on net sales, cost of products sold, provision for income taxes and net income for the prior periods presented and the nine months ended December 31, 2004 is as follows:

                                       Three Months Ended
                                        December 31, 2003
                                     Amounts Reported Using
                                     ----------------------
                                     Percentage
                                         of        Completed
                                     Completion     Contract
                                       Method        Method      Difference
                                     ----------    ---------     ----------
Net sales                              $10,224       $10,027       $197
Cost of products sold                  $ 8,732       $ 8,590       $142
(Benefit) provision for income taxes   $  (322)      $  (339)      $ 17
Net income (loss)                      $  (749)      $  (787)      $ 38
Net income (loss) per share
Basic                                    $(.46)        $(.48)      $.02
Diluted                                  $(.46)        $(.48)      $.02


                                               Nine Months Ended
                                                  December 31,
                                               -----------------
                                                      2003
                                                      ----
                                             Amounts Reported Using
                                             ----------------------
                                Percentage
                                   of            Completed
                                Completion        Contract
                                  Method           Method        Difference
                                ----------       ---------       ----------
Net Sales                       $31,348           $30,919           $429
Cost of products sold           $26,088           $25,727           $361
(Benefit) for income taxes      $  (516)          $  (540)          $ 24
Net income (loss)               $(1,245)          $(1,289)          $ 44
Net income (loss) per share
                  Basic           $(.76)            $(.78)          $.02
                  Diluted         $(.76)            $(.78)          $.02

                                               Nine Months Ended
                                                  December 31,
                                               -----------------
                                                      2004
                                                      ----
                                             Amounts Reported Using
                                             ----------------------
                                Percentage
                                   of            Completed
                                Completion        Contract
                                  Method           Method        Difference
                                ----------       ---------       ----------
Net Sales                       $33,781           $32,626           $1,155
Cost of products sold           $28,130           $27,193           $  937
(Benefit) for income taxes      $  (324)          $  (380)          $   56
Net income (loss)               $  (615)          $  (807)          $  192
Net income (loss) per share
                  Basic           $(.37)            $(.48)            $.11
                  Diluted         $(.37)            $(.48)            $.11

The effect of the change on retained earnings is as follows:

                                       Three Months Ended    Nine Months Ended
                                          December 31,         December 31,
                                               2003                 2003
                                               ----                 ----
Balance at beginning of period as
  previously reported                        $18,103              $18,767
Add adjustment for the cumulative
  effect on prior periods of
  applying retroactively the
  change in accounting method                     49                   43
                                             -------              -------
Balance  at beginning of period,
  as adjusted                                 18,152               18,810
Net loss                                        (749)              (1,245)
Dividends                                        (81)                (243)
                                             -------              -------
Balance at end of period                     $17,322              $17,322
                                             =======              =======


NOTE 2 - INVENTORIES

   Major classifications of inventories are as follows:

                                     December 31,        March 31,
                                         2004               2004
                                         ----               ----
Raw materials and supplies           $ 2,245             $ 1,745
Work in process                       10,135               6,169
Finished products                      2,613               2,500
                                     -------             -------
                                      14,993              10,414
Less - progress payments               4,261               3,309
     - inventory reserve                 161                 121
                                     -------             -------
                                     $10,571             $ 6,984
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

     Under the intrinsic value method, no compensation expense has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the fair value methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                              Three Months Ended        Nine Months Ended
                                 December 31,              December 31,
                              2004          2003        2004         2003
                              ----          ----        ----         ----
Net loss as reported         $ (21)        $(749)      $(615)       $(1,245)
Stock-based employee
  compensation cost
  net of related tax
  benefits                    (118)          (63)       (118)           (74)
                             -----         -----       -----        -------
Pro forma net loss           $(139)        $(812)      $(733)       $(1,319)
                             =====         =====       =====        =======
Basic loss per
  share      As reported     $(.01)        $(.46)      $(.37)         $(.76)
             Pro forma       $(.08)        $(.49)      $(.44)         $(.80)

Diluted loss per
  share      As reported     $(.01)        $(.46)      $(.37)         $(.76)
             Pro forma       $(.08)        $(.49)      $(.44)         $(.80)

   For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2005 and 2004:

                               2005        2004
                               ----        ----
Expected life                  5 years     5 years
Volatility                     42.84%      47.13%
Risk-free interest rate        3.53%       3.01%
Dividend yield                 1.65%       2.25%



NOTE 4 - INCOME (LOSS) PER SHARE:

   Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common shares outstanding include share equivalent units which are contingently issuable shares. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted income (loss) per share is presented below:

                            Three Months Ended          Nine Months Ended
                               December 31,                December 31,
                            2004          2003          2004        2003
                            ----          ----          ----        ----
Basic loss per share

  Numerator:
   Net loss                     $(21)      $(749)        $(615)      $(1,245)
                                ----       -----         -----       -------
  Denominator:
   Weighted common shares
    outstanding            1,666,613   1,629,656     1,662,472     1,625,601
  Share equivalent units
    (SEU) outstanding         13,900      16,437        15,689        16,344
                           ---------   ---------     ---------     ---------
  Weighted average shares
    and SEUs outstanding   1,680,513   1,646,093     1,678,161     1,641,945
                           ---------   ---------     ---------     ---------

Basic loss per share           $(.01)      $(.46)        $(.37)        $(.76)
                               =====       =====         =====         =====

                            Three Months Ended          Nine Months Ended
                               December 31,                December 31,
                            2004          2003          2004        2003
                            ----          ----          ----        ----

Diluted loss per share

  Numerator:
   Net loss                    $(21)      $(749)         $(615)        $(1,245)

  Denominator:
   Weighted average shares
     and SEUs outstanding  1,680,513  1,646,093      1,678,161      1,641,945

                           ---------  ---------      ---------      ---------

Diluted loss per share         $(.01)     $(.46)         $(.37)         $(.76)
                               =====      =====          =====          =====

   There are 219,955 options to purchase shares of common stock at various exercise prices that were excluded from the computation of diluted loss per share for the three and nine month periods ended December 31, 2004 and 2003 as the effect would be antidilutive due to the net losses for the periods.

NOTE 5 - PRODUCT WARRANTY LIABILITY

   The reconciliation of the changes in the product warranty liability is as follows:

                               Three Months Ended      Nine Months Ended
                                  December 31,           December 31,
                               2004          2003      2004         2003
                               ----          ----      ----         ----
Balance at beginning
  of period                    $225          $359      $242         $592
Expense (reversal) for
  product warranties             18           (70)       74           50
Product warranty
  claims paid                    (6)          (31)      (79)        (384)
                               ----          ----      ----         ----
Balance at end of
  period                       $237          $258      $237         $258
                               ====          ====      ====         ====

NOTE 6 - CASH FLOW STATEMENT

   Interest  paid  was  $84  and $95 for the  nine  months  ended
December 31, 2004 and 2003, respectively. In addition, income taxes refunded were $886 and $193 for the nine months ended
December 31, 2004 and 2003, respectively.

   Dividends of $249 and $243 were recorded for the respective nine month periods ended December 31, 2004 and 2003, of which $83 and $0 were not paid during the respective periods. In addition, during the nine months ended December 31, 2003, capital expenditures totaling $11 were financed through the issuance of capital leases.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

   Total comprehensive income (loss) was $143 and $(536) for the three months ended December 31, 2004 and 2003, respectively. Other comprehensive income for the three months ended December 31, 2004 and 2003 included foreign currency translation adjustments of $164 and $213, respectively. Total comprehensive loss for the nine months ended December 31, 2004 and 2003 was $501 and $899, respectively. Other comprehensive income for the nine months ended December 31, 2004 and 2003 included foreign currency translation adjustments of $114 and $346, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

   The components of pension cost are as follows:

                               Three Months Ended        Nine Months Ended
                                   December 31              December 31
                               2004         2003         2004         2003
                               ----         ----         ----         ----
Service cost                   $118         $111         $354         $331
Interest cost                   243          224          731          668
Expected return on assets      (226)        (183)        (678)        (546)
Amortization of:
  Transition asset               (3)         (11)         (11)         (11)
  Unrecognized prior
   service cost                   1            1            3            3
  Actuarial loss                 76           67          228          200
                               ----         ----         ----         ----
Net pension cost               $209         $209         $627         $625
                               ====         ====         ====         ====

   The Company made contributions of $201 and $773 to the defined benefit pension plan in the three and nine months ended December 31, 2004, respectively. The Company does not expect to make any contributions to the plan for the balance of fiscal year 2005 due to a decrease in the minimum contribution requirement as a result of the combination of the amortization bases as permitted by the Internal Revenue Service Code Section 412(b)(4) and the replacement of the 30-year Treasury bond interest rate with a four-year weighted average long-term corporate bond interest rate.

   The components of the postretirement benefit income are as follows:

                                Three Months Ended        Nine Months Ended
                                   December 31               December 31
                                2004          2003        2004         2003
                                ----          ----        ----         ----
Service cost                    $  0          $  4        $  0         $ 10
Interest cost                     19            14          55           47
Amortization of prior
  service cost                   (41)          (31)       (124)         (93)
Amortization of  actuarial
  loss                             5             3          17            7
                                ----          ----        ----         ----
Net postretirement benefit      $(17)         $(10)       $(52)        $(29)
                                ====          ====        ====         ====

   The Company paid benefits of $3 and $31 related to its postretirement benefit plan in the three and nine months ended December 31, 2004, respectively. The Company expects to pay benefits of approximately $125 for the balance of fiscal year 2005.

NOTE 9 - OTHER INCOME AND EXPENSE

   In November 2004, the Company entered into an Agreement and General Release in connection with the retirement of its former President and CEO. In accordance with the agreement, the Company will retain the former officer as an independent consultant for the  period  January  1, 2005 to November  8,  2008  and  provide
certain  medical,  dental  and  insurance  benefits  during   the
consulting  period.   The agreement also contains  a  non-compete
provision. The agreement has been accounted for as an individual deferred compensation arrangement, and, therefore, an expense of
$648 was recognized and is included in the caption "Other Expense"
in  the Consolidated  Statement of Operations and Retained  Earnings
for the  three  and nine month periods ended December 31, 2004.   The
current and long-term portions of the related liability at December 31, 2004 were $243 and $319, respectively, and are included in the captions "Accrued Expenses and Other Liabilities" and "Other Long-Term Liabilities" in the Consolidated Balance Sheet at December 31, 2004.

   In September 2004, the Company settled a contract dispute with a customer regarding cancellation charges. This settlement agreement was executed prior to the end of the quarter, and the unpaid settlement amount due of $183 was received on October 13, 2004. As a result of the settlement, other income of $1,592 was recorded.

   On February 4, 2003, the Company irrevocably terminated postretirement health care benefits for current U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption "Other Income" in the Consolidated Statement of Operations and Retained Earnings for the nine months ended December 31, 2003.


NOTE 10 - SEGMENT INFORMATION

   The Company's business consists of two operating segments based upon geographic area. The United States segment designs and manufactures heat transfer and vacuum equipment and the operating segment located in the United Kingdom manufactures vacuum equipment. Operating segment information is presented below:

                                Three Months Ended        Nine Months Ended
                                    December 31,             December 31,
                                2004          2003        2004         2003
                                ----          ----        ----         ----
Sales to external customers
  U.S.                          $10,783       $ 8,891     $28,135      $27,863
  U.K.                            2,154         1,333       5,646        3,485
                                -------       -------     -------      -------
  Total                         $12,937       $10,224     $33,781      $31,348
                                =======       =======     =======      =======
Intersegment sales
  U.S.                                                    $   118      $    38
  U.K.                          $   252       $ 1,025         610        2,091
                                -------       -------     -------      -------
Total                           $   252       $ 1,025     $   728      $ 2,129
                                =======       =======     =======      =======
Segment net income (loss)
  U.S.                          $   (69)      $  (701)    $  (389)     $  (914)
  U.K.                          $    22                      (329)        (276)
                                -------       -------     -------      -------
Total segment net loss          $   (47)      $  (701)    $  (718)     $(1,190)
                                =======       =======     =======      =======

The segment net loss above is reconciled to the consolidated totals as follows:

                                Three Months Ended        Nine Months Ended
                                    December 31,             December 31,
                                2004          2003        2004         2003
                                ----          ----        ----         ----
Total segment net loss          $ (47)        $(701)      $(718)       $(1,190)
Eliminations                       26           (48)        103            (55)
                                -----         -----       -----        =======
Net loss                        $ (21)        $(749)      $(615)       $(1,245)
                                =====         =====       =====        =======

NOTE 11 - RELATED PARTY TRANSACTION

   On April 1, 2003, the Company acquired 30,800 shares of common stock previously issued under the Long-Term Stock Ownership Plan from two former officers. This transaction was accounted for as a purchase. The shares were redeemed at the original issue price of $7.25, as compared to a market price at the time of the closing of $7.55. This transaction resulted in a $224,000 increase to treasury stock, a $204,000 reduction in notes receivable from officers and directors and cash payments to former officers. The cash payments of $20 approximate amounts previously paid on the notes. (See Note 9 for additional disclosure of related party transactions).

NOTE 12 - CONTINGENCIES

       The Company has been named as a defendant in certain lawsuits wherein the respective plaintiffs allege personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these suits. The Company has retained litigation counsel to defend these claims. The claims are similar to previous asbestos suits naming the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs' places of work or were settled for minimal amounts below the expected defense costs. The potential for liability is not determinable.

       In December 2004, the Company received a request for payment from the Metal Goods & Manufacturers Trust Fund for $30 relating to a workers' compensation assessment asserted against members in the Trust Fund during the period 1993 through 2001. The Company was a member of the Trust Fund from April 1994 until
May  1995.   The  Company is disputing this  claim and has provided
for this contingent liability at December 31, 2004.

       From  time  to  time,  the Company  is  subject  to  legal proceedings and potential claims arising from contractual agreements in the ordinary course of business. The Company believes there are no such matters pending against it that could have, individually or in the aggregate, a material adverse effect on its financial statements.

NOTE 13 - ACCOUNTING AND REPORTING CHANGES

       In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs." This Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during the fiscal year 2007. The Company believes the adoption of this Statement will result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity.

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions" and SFAS No. 153, "Exchanges of Nonmonetary Assets". Both Statements are effective for fiscal years beginning after June 15, 2005. The Company does not believe either of these Statements will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

       The FASB also issued in December 2004, SFAS No. 123R, "Share-Based Payment". This Statement revises the standards established for the accounting of transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective as of the beginning of the first interim reporting period that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The adoption of this Statement will have an effect on the Company's consolidated results of operations. For additional information, see Note 3 to the Condensed Consolidated Financial Statements.

       Certain reclassifications have been made to prior financial information to conform to the current period presentation.

               GRAHAM CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (MD&A)
                        December 31, 2004


OVERVIEW

     Graham Corporation consists of two operating segments as determined by geographic areas (USA: Graham Corporation, UK:
Graham Vacuum and Heat Transfer Limited and its wholly-owned subsidiary, Graham Precision Pumps Limited).

     Graham's fiscal financial reporting year commences  April  1 and ends March 31.

     In the quarter ended September 30, 2004, the Corporation modified its method of recognizing revenue for certain contracts from the completed contract to the percentage-of-completion method. Prior period financial results have been restated to reflect this change. The impact of the restatement on FYE 2004 information discussed in this MD&A is disclosed as parenthetical information within the relevant discussion sections. The restatement did not change previously reported UK financial information. The impact of the change on net sales, cost of products sold, provision for income taxes and net income for the prior periods presented and the nine months ended December 31, 2004 is as follows:

                                       Three Months Ended
                                        December 31, 2003
                                     Amounts Reported Using
                                     ----------------------
                                     Percentage
                                         of        Completed
                                     Completion     Contract
                                       Method        Method      Difference
                                     ----------    ---------     ----------
Net sales                              $10,224       $10,027       $197
Cost of products sold                  $ 8,732       $ 8,590       $142
(Benefit) provision for income taxes   $  (322)      $  (339)      $ 17
Net income (loss)                      $  (749)      $  (787)      $ 38
Net income (loss) per share
Basic                                    $(.46)        $(.48)      $.02
Diluted                                  $(.46)        $(.48)      $.02


                                               Nine Months Ended
                                                  December 31,
                                               -----------------
                                                      2003
                                                      ----
                                             Amounts Reported Using
                                             ----------------------
                                Percentage
                                   of            Completed
                                Completion        Contract
                                  Method           Method        Difference
                                ----------       ---------       ----------
Net Sales                       $31,348           $30,919           $429
Cost of products sold           $26,088           $25,727           $361
(Benefit) for income taxes      $  (516)          $  (540)          $ 24
Net income (loss)               $(1,245)          $(1,289)          $ 44
Net income (loss) per share
                  Basic           $(.76)            $(.78)          $.02
                  Diluted         $(.76)            $(.78)          $.02

                                               Nine Months Ended
                                                  December 31,
                                               -----------------
                                                      2004
                                                      ----
                                             Amounts Reported Using
                                             ----------------------
                                Percentage
                                   of            Completed
                                Completion        Contract
                                  Method           Method        Difference
                                ----------       ---------       ----------
Net Sales                       $33,781           $32,626           $1,155
Cost of products sold           $28,130           $27,193           $  937
(Benefit) for income taxes      $  (324)          $  (380)          $   56
Net income (loss)               $  (615)          $  (807)          $  192
Net income (loss) per share
                  Basic           $(.37)            $(.48)            $.11
                  Diluted         $(.37)            $(.48)            $.11

The effect of the change on retained earnings is as follows:

                                   Three Months Ended    Nine Months Ended
                                       December 31,         December 31,
                                           2003                 2003
                                           ----                 ----
Balance at beginning of period as
  previously reported                    $18,103               $18,767
Add adjustment for the cumulative
  effect on prior periods of
  applying retroactively the
  change in accounting method                 49                    43
                                         -------               -------
Balance at beginning of period,
  as adjusted                             18,152                18,810
Net loss                                    (749)               (1,245)
Dividends                                    (81)                 (243)
                                         -------               -------
Balance at end of period                 $17,322               $17,322
                                         =======               =======

     Graham Corporation designs and builds vacuum and heat transfer equipment for the process industries throughout the world. The Company is a leader in vacuum technology in the principal markets it serves. The principal markets for our equipment are the chemical, petrochemical, petroleum refining and electric power generating industries, including cogeneration and geothermal plants. Other markets served include metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, drug manufacturing, heating, ventilating and air conditioning.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including in this MD&A, that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. The Company wishes to caution the reader that numerous important factors which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Revenue Recognition - The Corporation recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion.

     Revenue not accounted for using the percentage-of-completion method is accounted for on the completed contract method because the majority of the Company's contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the use of the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further material obligations under the contract after the revenue is recognized.

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

Results of Operations
---------------------

     For an understanding of the significant factors that influenced the Company's performance, the following discussion should be read in conjunction with the quarterly consolidated financial statements and the notes to consolidated financial statements.

                                            Three Months Ended
                                   ---------------------------------------
                                   December 31, 2004      December 31, 2003
                                   -----------------      -----------------
                                   USA          UK        USA          UK
                                   ---          --        ---          --
Sales                              $10,783      $ 2,406   $ 8,891      $ 2,358
Net Income (Loss)                  $   (69)     $    22   $  (701)     $     0
Diluted Income (Loss)Per Share     $ (0.04)     $  0.01   $ (0.43)     $     0
Identifiable Assets                $31,104      $ 6,046   $31,485      $ 6,176


                                            Nine Months Ended
                                   ----------------------------------------
                                   December 31, 2004      December 31, 2003
                                   -----------------      -----------------
                                   USA          UK        USA          UK
                                   ---          ---       ---          --
Sales                              $28,253      $ 6,256   $27,901      $ 5,576
Net Loss                           $  (389)     $  (329)  $  (914)     $  (276)
Diluted Loss Per Share             $ (0.23)     $ (0.20)  $ (0.56)     $ (0.17)

Amounts above are inclusive of intercompany amounts.

     Consolidated sales (net of intercompany sales) for the quarter were $12,937, as compared to $10,224 for the quarter ended December 31, 2003. This represents a 27% increase in consolidated sales. Sales in the USA were up 21% from one year ago. Sales from UK operations were up 2%. The increase in USA sales for the current quarter was due to selling price increases initiated to mitigate rising material costs and greater surface condenser sales. (Due to the restatement, FYE 2004 consolidated and USA sales were increased by $197 for the quarter).

     Consolidated sales (net of intercompany sales) for the nine months were $33,781, as compared to $31,348 for the nine months ended December 31, 2003. This represents an 8% increase in sales. Sales in the USA were up 1% from one year ago. Sales from UK operations were up 12%. The FYE 2005 year-to-date (YTD) increase in sales was due to USA increased sales in the current quarter and increased sales YTD in UK operations of offshore oil extraction pumps. (Due to the restatement, FYE 2004 consolidated and USA sales increased $429 for the nine months).

     The consolidated gross profit margin for the current quarter was 25%, as compared to 15% for the quarter ended December 31, 2003. By segment, USA operations' gross profit increased from 11% for the third quarter ended December 31, 2003 to 24% for the current quarter. The UK's gross profit margin remained unchanged at 25% for both the quarter ended December 31, 2004 and December 31, 2003. The improvement in the USA gross profit margin for the quarter was due to greater sales volume, selling price increases, which generated improved contribution margins across all product lines, and fewer sales of lower margin products. (Due to the restatement, FYE 2004 consolidated and USA gross profit percentages increased 1% for the quarter).

     The consolidated gross profit margin was 17% for both the nine months ended December 31, 2004 and 2003. USA operations' gross profit margin of 15% for the nine months ended December 31, 2004 was unchanged, as compared to the nine months ended December 31, 2003. The UK's gross profit margin decreased to 20% for the nine months ended December 31, 2004 from 22% for the nine months ended December 31, 2003. The reduction in the UK gross profit margin for the nine months was due to the shipment of a few orders taken at very low selling prices. (The restatement did not change gross profit percentages for the nine months ended December 31, 2003).

     Selling, General and Administrative expenses (SG&A) were 20% of sales for the current quarter, as compared to 25% for the quarter ended December 31, 2003 and 22% of sales for the nine months ended December 31, 2004, as compared to 24% for the nine month period ended one year earlier. Percentage variances in SG&A expenses are due to changes in sales levels in both the quarterly and nine-month comparative periods.

     Interest expense was $34 for the quarter ended December 31, 2004 and $35 for the quarter ended December 31, 2003. For the nine-month periods ended December 31, 2004 and 2003, interest expense was $84 and $93, respectively. Interest expense for the current fiscal year to date decreased in the USA, which resulted in a consolidated decrease of interest expense.

     Other income for the nine months ended December 31, 2004 was $1,592, as compared to $522 for the nine months ended December 31, 2003. Other income of $1,592 resulted from a settlement of a contract dispute over cancellation charges. The settlement of this matter ended a complaint filed in April 2004 in the United States District Court for the Northern District of California alleging breach of contract by a customer and a counterclaim filed by the customer seeking specific performance of the contract or money damages. Other income of $522 recognized for the nine months ended December 31, 2003 represents a non-recurring curtailment gain resulting from the discontinuation of postretirement medical benefits.

     Other expense recognized in the current quarter and nine months ended December 31, 2004 of $648 was incurred in conjunction with reaching an Agreement and General Release with its former President and CEO. In accordance with the agreement, the Company will retain the former officer as an independent consultant for the period January 1, 2005 to November 8, 2008 and provide certain medical, dental and insurance benefits during the consulting period. Other expense for the nine months ended December 31, 2003 was zero.

     The effective income tax rate for the quarter was (11)%, as compared to 30% at December 31, 2003. The effective income tax rate for the nine months ended December 31, 2004 was 35%, as compared to 29% at December 31, 2003. The lower effective income tax rate for the nine-month period ended December 31, 2003, as compared to 2004, was attributable to permanent items not available to the Company in FYE 2005. The unusually low effective income tax rate for the current quarter resulted from the need to revise the annualized projected effective income tax rate and recognize the year-to-date provision adjustment in a quarter when the income (loss) before income tax amount was minimal. (The restatement did not change the income tax rates for the three or nine months ended December 31, 2003).

     Net loss for the quarter was $21 or $0.01 per diluted share. This compares to a net loss of $749 or $0.46 per diluted share for the quarter ended December 31, 2003. Net losses for the nine-month periods ended December 31, 2004 and 2003 were $615, or $0.37 per diluted share, and $1,245 or $0.76 per diluted share, respectively. (For the nine months ended December 31, 2003, the restatement reduced the consolidated and USA net losses by $44 or $0.02 per diluted share. The restatement reduced the consolidated and USA net losses for the quarter ended December 31, 2004 by $38 or $0.02 per diluted share.)

Liquidity and Capital Resources
-------------------------------

                                         As of and for the Nine Months Ended
                                       ---------------------------------------
                                       December 31, 2004     December 31, 2003
                                       -----------------     -----------------
                                        USA         UK        USA         UK
                                        ---         ---       ---         ---
Working Capital                      $10,830    $ 1,914    $ 9,720     $ 1,918
Cash Flow (Deficit) from Operations  $(2,824)   $   195    $(2,612)    $   318
Cash and Investments                 $ 2,711    $    10    $ 3,660     $    44
Capital Expenditures                 $    53    $    74    $   141     $    31
Long-Term Bank Borrowings            $     0    $     0    $     0     $     0
Capital Leases                       $   105    $     0    $   154     $     0
Working Capital Ratio(1)                 2.6        1.6        2.2         1.6
Long-Term Debt/Equity(1)                 0.6%         0%       0.6%          0%

(1)As of December 31

   Working Capital Ratio equals Current Assets divided by Current Liabilities Long-Term Debt/Equity equals (Current Portion of Long-Term Debt and Long-
    Term Debt) divided by Shareholders' Equity


     Consolidated cash flow from operations was negative $2,629 for the nine months ended December 31, 2004 compared to negative cash flow from operations of $2,294 for the nine months ended December 31, 2003. The increase in negative cash flow was due to increased inventories. Inventories increased in preparation for significant FYE 2005 fourth quarter shipments, for stocking standard products and due to rising material costs.

     The   primary  source  of  liquidity  is  cash   flow   from
operations, investments in short-term treasury bills and secured credit agreements.

Orders and Backlog
------------------

     Consolidated orders for the current quarter were $16,195, as compared to $9,965 for the quarter ended December 31, 2003, representing a 63% increase. Prior to intercompany elimination, USA orders were $13,954, as compared to $8,301 in the quarter ended December 31, 2003. Orders in the UK were $2,638, as compared to $2,394 one year ago.

     Consolidated orders for the nine months ended December 31, 2004 were $41,707, up 44%, as compared to $29,052 for the nine months ended December 31, 2003. Prior to intercompany elimination, USA orders for the nine months ended December 31, 2004 were $36,600, as compared to $23,624 for the nine months ended December 31, 2003. UK orders were $5,985 and $7,504 for the nine months ended December 31, 2004 and 2003, respectively.

     Orders of surface condensers were up $10,013 over the nine months ended December 31, 2003 due to increased demand in major project work in the chemical, energy and refinery sectors. Improved business conditions are global. As compared to December 31, 2003, for USA products, export orders are up 53% and domestic orders are up 57%. Profit margins on orders in backlog have also improved.

     Backlog was $24,722 at December 31, 2004, as compared to $15,759 at December 31, 2003, representing a 57% increase. Prior to intercompany eliminations, USA backlog was $22,145 and UK backlog was $3,082 at December 31, 2004. At December 31, 2003, USA and UK backlog amounts were $12,840 and $3,712, respectively. The prior year backlog amounts have been restated to reflect contract cancellations and the restatement of sales due to the change in the revenue recognition accounting method. All orders in backlog represent orders from traditional markets in the Company's established product lines.

Market Risk (Quantitative and Qualitative Disclosures)
------------------------------------------------------

     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:

-  foreign currency exchange rates
-  equity price risk (related to its Long-Term Incentive Plan for Directors)
-  material availability and price risk

     The assumptions applied in preparing quantitative disclosures regarding foreign currency exchange rate and equity price risk are based upon volatility ranges experienced in relevant historical periods, management's current knowledge of the business and market place, and management's judgment of the probability of future volatility based upon the historical trends and economic conditions of the business.

     Graham's international consolidated sales for the past three years approximates 43% of total sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to compete for orders against competition having a relatively weaker currency. Business lost due to this cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. The substantial portion of Graham's sales is collected in the local currency (USA - dollars; UK - pounds sterling). For both quarters ended December 31, 2004 and 2003, sales in foreign currencies were 2% of sales. For the nine months ended December 31, 2004 and 2003, sales in foreign currencies were 3% and 2% of total sales, respectively. At certain times, the Company may enter into forward foreign currency exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham has limited exposure to foreign currency purchases. For the three month periods ended December 31, 2004 and 2003, purchases in foreign currencies were 5% and 9% of cost of goods sold, respectively. For the nine month periods ended December 31, 2004 and 2003, purchases in foreign currencies were 6% and 10% of cost of goods sold, respectively. In FYE 2004 and 2005, USA operations recorded an unusually significant dollar volume of orders utilizing UK subsidiary products in conjunction with USA equipment. At certain times, forward foreign currency exchange contracts may be utilized to limit currency exposure.

     UK operations experienced a current quarter net income of $22, as compared to a quarterly net income (loss) of $0 for December 31, 2003. For the nine months ended December 31, 2004 and 2003, foreign operations produced net losses of $329 and $276, respectively. As currency exchange rates change, translations of the income statements of the UK business into US dollars affect year-over-year comparability of operating results. The increase in the foreign currency translation rate to convert pounds sterling to US dollars increased all UK income statement items and order amounts by 12% and all UK balance sheet and backlog amounts by 7% for the nine months ended December 31, 2004 over 2003. The Company does not hedge translation risks because cash flows from UK operations are mostly reinvested in the UK. A 10% change in foreign currency exchange rates would have impacted the UK reported net loss by approximately $3 and $0 for the three months ended December 31, 2004 and 2003, and $33 and $28 for the nine month periods, respectively.

     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEUs) for outside directors based upon the Company's performance. The outstanding SEUs are recorded at fair market value thereby exposing the Company to equity price risk. Gains and losses recognized due to market price changes are included in the Company's results of operations. Based upon the SEUs outstanding at December 31, 2004 and 2003 and a $12 per share price, a 50-75% change in the respective year end market price of the Company's common stock would positively or negatively impact the Company's operating

      30 (Continued)
results by $79 to $118 for the three and nine months ended December 31, 2004 and $99 to $148 for the three and nine months ended December 31, 2003. Assuming required net income of $500 is met, and based upon a market price of the Company's stock of $12 per share, a 50-75% change in the stock price would positively or negatively impact the Company's operating results by $122 to $183 in 2006, $136 to $203 in 2007, $146 to $218 in 2008, $156 to $233
in 2009 and $158 to $237 in 2010.

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

Contingencies
-------------

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

       In December 2004, the Company received a request for payment from the Metal Goods & Manufacturers Trust Fund for $30 relating to a workers' compensation assessment asserted against members in the Trust Fund during the period 1993 through 2001. The Company was a member of the Trust Fund from April 1994 until May 1995. The Company is disputing this claim. It is not possible to predict the outcome of this dispute at this time, however, management has provided for this contingent liability at December 31, 2004.

       From  time  to  time,  the Company  is  subject  to  legal proceedings and potential claims arising from contractual agreements in the ordinary course of business. The Company believes there are no such matters pending against it that could have, individually or in the aggregate, a material adverse effect on its financial statements.

New Accounting Pronouncements
-----------------------------

      In  November 2004, the Financial Accounting Standard  Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, "to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." In addition, this Statement requires that allocation of fixed
      31 (Continued)
production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on a prospective basis during fiscal years beginning after June 15, 2005. The pronouncement will have the effect of accelerating the recognition of indirect manufacturing costs in times of below normal manufacturing capacity utilization.

     In December 2004, the FASB issued SFAS Nos. 152, Accounting for Real Estate Time-Sharing Transactions and 153, Exchanges of Nonmonetary Assets as Amendment of ARB Opinion No. 29. Both statements are effective for fiscal years beginning after June 15, 2005. It is anticipated that neither pronouncement will have a significant, if any, impact on Graham's financial reporting, if any.

       The FASB also issued in December 2004, SFAS No. 123R, "Share-Based Payment". This Statement revises the standards established for the accounting of transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective as of the beginning of the first interim reporting period that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The adoption of this Statement will have an effect on the Company's consolidated results of operations. For additional information, see Note 3 to the Condensed Consolidated Financial Statements.

Controls and Procedures
-----------------------

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

               GRAHAM CORPORATION AND SUBSIDIARIES
                            FORM 10-Q
                        DECEMBER 31, 2004
                   PART II - OTHER INFORMATION


Item 5. Other Information

        The   Company's   Chief  Executive  Officer   and   Chief
Financial Officer have furnished to the SEC the certifications with respect to this Form 10-Q that is required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are included in Exhibits 31 and 32 to this Form 10-Q.

Item 6. Exhibits

        a. See index to exhibits.


                             SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                           GRAHAM CORPORATION


                           /s/ J. R. Hansen
                           ----------------
                          J. R. Hansen
                          Vice President Finance and
                          Administration / CFO (Principal
                          Accounting Officer)

Date 2/1/05

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

          (b)  Debt securities

               Not applicable.

(10)      Material Contracts

(10.1)    Indemnification Agreements with Named Directors

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

          Employment Contracts between Graham Corporation and Named Executive Officers (filed as Exhibit 10.4 to the Registrant's annual report on Form 10-K for the fiscal year ended March 31, 1998 and Exhibit 10.2 to
          Registrant's current report filed on Form 8-K on December 2, 2004, and are incorporated herein by reference.)

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

          Agreement and Release of Claims dated November 29, 2004 between Alvaro Cadena and Graham Corporation (filed as
          Exhibit 10.1 to Registrant's current report filed on Form 8-K on December 2, 2004 and is incorporated herein by reference.)

          Indemnification Agreement with Named Officer (filed  as
          Exhibit 10.1 to Registrant's current report filed on Form 8-K on January 25, 2005 and is incorporated herein by reference.)

(11)      Statement re-computation of per share earnings

          Computation of per share earnings is included in Note 4 of the Notes to Financial Information.

(14)      Code of Ethics

          The Company's code of ethics is available on the Company's website at www.graham-mfg.com.

(15)      Letter re-unaudited interim financial information

          Not applicable.



      35 (Continued)
(18)      Letter re-change in accounting principles

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