Form 10-K
period 2005-03-31
GRAHAM CORP
filed 2005-06-23
CIK 716314

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

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2005.

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004, the last business day of the Company's most recently completed second fiscal quarter, was $17,615,879. The market value calculation was determined using the closing price of the Registrant's Common Stock on September 30, 2004, as reported on the American Stock Exchange.

     As of May 19, 2005, there were outstanding 1,727,932 shares of common stock, $.10 par value. As of May 19, 2005, there were outstanding 1,727,932 common stock purchase rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Notice of Meeting and Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference into Part III of this filing.

     An Exhibit Index is located at page 49 of this filing under the sequential numbering system prescribed by Rule 0-3(b) of the Act.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GRAHAM CORPORATION

                                FORM 10-K INDEX

                                                                                    PAGE
                                                                                    ----
PART I
  Item 1         --   Business....................................................    1
  Item 2         --   Properties..................................................    3
  Item 3         --   Legal Proceedings...........................................    4
  Item 4         --   Submission of Matters to a Vote of Security Holders.........    4

PART II
  Item 5         --   Market for Registrant's Common Equity, Related Stockholder
                      Matters and Issuer Purchases of Equity Securities...........    4
  Item 6         --   Selected Financial Data.....................................    5
  Item 7         --   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................    7
  Item 8         --   Financial Statements and Supplementary Data.................   18
  Item 9         --   Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure....................................   44
  Item 9A        --   Controls and Procedures.....................................   44
  Item 9B        --   Other Information...........................................   44

PART III
  Item 10        --   Directors and Executive Officers............................   44
  Item 11        --   Executive Compensation......................................   44
  Item 12        --   Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters..................   45
  Item 13        --   Certain Relationships and Related Transactions..............   45
  Item 14        --   Principal Accountant Fees and Services......................   45

PART IV
  Item 15        --   Exhibits, Financial Statement Schedules and Reports on Form
                      8-K.........................................................   45

                                     PART I

              (Dollar amounts in thousands except per share data).

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Graham Corporation (the "Company", "Graham", the "Corporation" or the "Registrant") is a Delaware company incorporated in 1983. It is the successor to Graham Manufacturing Co., Inc., which was incorporated in 1936. The Company's business consists of one engineering and manufacturing operating segment, which is located in Batavia, New York. Formerly, the Company had an operating segment located in the United Kingdom that manufactured vacuum equipment. In March 2005, Graham Corporation's Board of Directors approved a plan to dispose of the U.K. operating segment, which resulted in the liquidation of the operation in May 2005. As a result of the disposition, this segment is presented as a discontinued operation in the Consolidated Financial Statements.

     The Company is a well-recognized supplier of steam jet ejector vacuum systems, surface condensers for steam turbines, vacuum pumps and compressors, and various types of heat exchangers such as Heliflow and plate and frame exchangers. It possesses expertise in combining these various products into packaged systems for sale to its customers in a variety of industrial markets, including oil refining, chemical, petrochemical, power, pulp and paper, other process applications, and shipbuilding.

     Fiscal year 2005 sales were $41 million, an increase of 10% from the previous fiscal year. The increase in sales over the previous year reflects an increase in sales of condensers, Heliflow and plate heat exchangers and one large petrochemical vacuum system sale.

     Orders in fiscal year 2005 were $49.9 million, up 47% from the previous fiscal year. Backlog stood at $22.4 million on March 31, 2005, compared to $13.5 million on March 31, 2004, up 66%.

     The Company recognized Other Income of $1,592 in fiscal year 2005. This income resulted from a settlement of a contract dispute over cancellation charges.

     The Company recognized Other Expense in the current year of $1,049. These expenses principally related to the transition of two senior executives.

     The Company is presently experiencing a recovery in its major markets. Sales opportunities have improved over recent prior years, both domestically and overseas.

     The Company's export sales represented 40% of sales in fiscal year 2005, as compared to 54% of sales in the previous year.

     The Company had 243 employees in the United States as of March 31, 2005.

     On March 15, 2005, Graham Corporation's Board of Directors approved a plan to discontinue its U.K. operations by making available for sale the Company's wholly-owned subsidiary, Graham Vacuum and Heat Transfer Limited and all of its subsidiaries, including Graham Precision Pumps Limited. On March 24, 2005, the principal creditor of Graham's U.K. companies, National Westminster Bank, exercised its right to appoint a receiver for Graham Vacuum and Heat Transfer Limited and Graham Precision Pumps Limited. In May 2005, the assets of Graham Precision Pumps Limited were sold. The divestiture of Graham Vacuum and Heat Transfer Limited and its subsidiaries has been accounted for as a discontinued operation in the accompanying financial statements.

CAPITAL EXPENDITURES

     The Company's capital expenditures for fiscal years 2005 and 2004 amounted to $224 and $249, respectively.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

  (1) Segments and (2) Information as to Lines of Business

     Graham Corporation operates in one business segment which is the design and manufacture of vacuum and heat transfer equipment. Further geographical segment information is set forth in Note 15 to the Consolidated Financial Statements on page 40 of the Annual Report on Form 10-K.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

  (1) Business Done and Intended to be Done

    Principal Products and Markets

     The Company designs, manufactures and supplies vacuum and heat transfer equipment, primarily custom built. Its products include steam jet ejector vacuum systems, surface condensers for steam turbines, vacuum pumps and compressors, and various types of heat exchangers, including helical coil exchangers marketed under the registered name "Heliflow" and plate and frame exchangers. These products function to produce a vacuum or to condense steam or otherwise transfer heat, or any combination of these tasks. All of the products named, other than the pumps, accomplish these results without involving any moving parts. Graham's products are available in a variety of metals and a number of non-metallic corrosion resistant materials as well.

     This equipment is used in a wide range of industrial process applications: power generation facilities, including fossil fuel plants and nuclear plants as well as cogeneration plants and geothermal power plants that harness naturally occurring thermal energy; petroleum refineries; chemical plants; pharmaceutical plants; plastics plants; fertilizer plants; breweries; liquefied natural gas production; soap manufacturing; air conditioning systems; food processing plants and other process industries. Among these the principal markets for the Company's products are the chemical, petrochemical, petroleum refining, and electric power generating industries. The Company's equipment is sold by a combination of direct company sales engineers and independent sales representatives located throughout the world.

    Status of Publicly Announced New Products or Segments

     The Company has no plans for new products or for entry into new industry segments that would require the investment of a material amount of the Company's assets or that otherwise is material.

    Sources and Availability of Raw Materials

     Although certain material shortages can affect the Company's ability to meet delivery requirements for certain orders from time to time, historically, the Company's shipment schedules have not been materially impacted.

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

    Principal Customers

     The Company's principal customers include the large chemical, petroleum and power companies, which are end users of the Company's equipment in their manufacturing and refining processes, large engineering contractors who build installations for such companies and others, and original equipment manufacturers, who combine our equipment with theirs prior to sale to an end user.

     No material part of the Company's business is dependent upon a single customer or on a few customers, the loss of any one or more of whom would have a materially adverse effect on the Company's business. No customer of the Company or group of related customers regularly accounts for as much as 10% of the Company's consolidated annual revenue.

    Order Backlog

     Backlog of unfilled orders at March 31, 2005 was $22,376, as compared to $13,482 at March 31, 2004.

    Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contract or subcontracts at the election of the government.

    Competition

     The Company's business is highly competitive and a number of companies having greater financial resources are engaged in manufacturing similar products. The principal bases of competition are technology, price, performance, delivery and quality. However, the Company believes it is one of the leading manufacturers of steam jet ejectors.

    Research Activities

     During the fiscal years ended March 31, 2005, 2004, and 2003 the Company spent approximately $150, $118 and $144, respectively, on research activities relating to the development of new products or the improvement of existing products.

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

(d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The information called for under this Item is set forth in Note 15 to Consolidated Financial Statements, on page 40 of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

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

     Additionally, the Company leases a U.S. sales office in Houston.

     Assets of the Company, with a book value of $25,343, have been pledged to secure certain borrowings.

     We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

ITEM 3.  LEGAL PROCEEDINGS

     This information is set forth in Note 16 to the Consolidated Financial Statements on page 41 of the Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) The Company sold no equity securities that were not registered during the period covered by this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  GRAHAM CORPORATION -- TEN YEAR REVIEW
                                   --------------------------------------------------------------------
                                     2005(1)      2004(1)(2)    2003(1)(2)    2002(1)(2)    2001(1)(2)
                                   ------------   -----------   -----------   -----------   -----------
                                                   IN THOUSANDS (EXCEPT PER SHARE DATA)
OPERATIONS:
Net Sales........................  $     41,333   $    37,508   $    44,511   $    47,396   $    44,433
Gross Profit.....................         7,540         5,890         7,297        10,077         9,796
Gross Profit Percentage..........            18%           16%           16%           21%           22%
Income (Loss) From Continuing
  Operations.....................           296          (832)          148         2,305           195
Dividends........................           334           327           254
COMMON STOCK:
Basic (Loss) Earnings From
  Continuing Operations Per
  Share..........................           .17          (.51)          .09          1.40           .12
Diluted (Loss) Earnings From
  Continuing Operations Per
  Share..........................           .17          (.51)          .09          1.38           .12
Quarterly Dividend Per Share.....           .05           .05           .05
Market Price Range of Common
  Stock..........................   17.80-10.70    11.70-7.06    11.00-6.84    14.80-7.25    12.94-7.06
FINANCIAL DATA:
Working Capital..................        11,204        11,652        12,822        13,812        11,162
Capital Expenditures.............           224           249           799           688         1,124
Depreciation.....................           768           793           797           955           926
Total Assets.....................        33,529        35,740        38,323        43,704        36,608
Long-Term Debt...................            44            93           127           150           682
Shareholders' Equity.............        16,578        18,102        18,836        19,636        17,137

---------------

(1) The financial data presented for 2005-1998 is for the respective twelve months ended March 31. The financial data presented for 1997 is for the three-month transition period ended March 31, 1997. The financial data presented for 1996-1995 is for the respective twelve months ended December 31.

(2) The financial data presented for 2004-2003 has been restated to reflect the results of Graham Vacuum and Heat Transfer Limited as discontinued operations and the change in accounting for revenue recognition, as discussed in Notes 2 and 1, respectively, to the Consolidated Financial Statements. The financial data presented for 2002-1995 has not been restated for these items.

NET SALES $ in Thousands
05                                                                                     41333
04                                                                                     37508
03                                                                                     44511
02                                                                                     47396
01                                                                                     44433
00                                                                                     38728
99                                                                                     52978
98                                                                                     56206
96                                                                                     51487
95                                                                                     50501

           WORKING CAPITAL $ in Thousands

05                                                                               11204
04                                                                               11652
03                                                                               12822
02                                                                               13812
01                                                                               11162
00                                                                               12397
99                                                                               11989
98                                                                               12459
96                                                                                8239
95                                                                                7093

                                                         GRAHAM CORPORATION -- TEN YEAR REVIEW
                                    -------------------------------------------------------------------------------
                                    2000(1)(2)   1999(1)(2)    1998(1)(2)    1997(1)(2)     1996(2)     1995(2)(3)
                                    ----------   -----------   -----------   ----------   -----------   -----------
                                                  IN THOUSANDS (EXCEPT PER SHARE DATA)
OPERATIONS:
Net Sales........................   $   38,728   $    52,978   $    56,206   $   14,257   $    51,487   $    50,501
Gross Profit.....................        9,964        14,872        18,083        4,080        15,463        13,257
Gross Profit Percentage..........           26%           28%           32%          29%           30%           26%
Income (Loss) From Continuing
  Operations.....................         (833)        2,369         3,766          621         3,102         1,361
Dividends........................

COMMON STOCK:
Basic (Loss) Earnings From
  Continuing Operations Per
  Share..........................         (.55)         1.48          2.27          .39          1.96           .86
Diluted (Loss) Earnings From
  Continuing Operations Per
  Share..........................         (.55)         1.46          2.21          .38          1.93           .86
Quarterly Dividend Per Share.....
Market Price Range of Common
  Stock..........................    9.44-6.00    18.25-6.50   22.88-13.00   15.63-9.13    12.58-9.00    10.67-6.00

FINANCIAL DATA:
Working Capital..................       12,397        11,989        12,459       10,300         8,239         7,093
Capital Expenditures.............          711         1,189         1,400          237         1,291           204
Depreciation.....................          998           983           905          249           892           927
Total Assets.....................       34,596        34,136        37,030       31,224        30,494        29,499
Long-Term Debt...................        1,948           505           859        2,764         1,442         3,303
Shareholders' Equity.............       17,092        16,712        17,775       12,538        11,915         8,426

---------------

(3) Per share data has been adjusted to reflect a three-for-two stock split on July 25, 1996.

LONG-TERM DEBT $ in Thousands
05                                                                                                  44
04                                                                                                  93
03                                                                                                 127
02                                                                                                 150
01                                                                                                 682
00                                                                                                1948
99                                                                                                 505
98                                                                                                 859
96                                                                                                1442
95                                                                                                3303

   SHAREHOLDERS' EQUITY $ in Thousands

05                                                                               16578
04                                                                               18102
03                                                                               18836
02                                                                               19636
01                                                                               17137
00                                                                               17092
99                                                                               16712
98                                                                               17775
96                                                                               11915
95                                                                                8426

ITEM 7. GRAHAM CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 2005
              (Dollar amounts in thousands except per share data).

OVERVIEW

     Graham Corporation ("Graham", "the Corporation" or "the Company") consists of one engineering and manufacturing operating segment, which is located in Batavia, New York. Formerly, the Company had an operating segment located in the United Kingdom that manufactured vacuum equipment. In March 2005, Graham Corporation's Board of Directors approved a plan to dispose of the U.K. operating segment, which resulted in the liquidation of the operation in May 2005. As a result of the disposition, this segment is presented as a discontinued operation in the Consolidated Financial Statements.

     Graham's fiscal financial reporting year commences April 1 and ends March
31.

     Graham Corporation designs, manufactures and supplies vacuum and heat transfer equipment for the process industries throughout the world. The major markets for Graham's equipment are chemical, petrochemical, petroleum refining and electric power generating industries, including cogeneration and geothermal plants. Other markets served include metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, drug manufacturing, heating, ventilating and air conditioning.

     Ejectors, vacuum pumps, condensers, heat exchangers and other products sold are used to produce synthetic fibers, chemicals, petroleum products (including gasoline), electric power, processed food (including canned, frozen and dairy products), pharmaceutical products, paper, steel, fertilizers and numerous other products used everyday by people throughout the world.

     Global growth and expansion in oil refineries, petrochemical plants and power generation are driving current demand for Graham products. In order to capitalize on this global trend, the Company has expanded its sales operations by establishing a sales company in the U.K. in order to better serve Europe and the Middle East. In fiscal year 2005, the Company established a sales office in China to build its sales representative network to better serve the Asian markets.

     Because Graham's products are capital goods, industrial downturns can have a major impact on sales. Graham believes it is coming off of one of the longest industrial recessions since the late 1990's. The level of inquiries for products received in fiscal 2005 has given the Company reason to believe that Graham is entering an up cycle for capital spending, which should continue to positively impact its business for the immediate future.

     In the quarter ended September 30, 2004, the Corporation changed its method of recognizing revenue for certain contracts from the completed contract to the percentage-of-completion method. Financial results for fiscal years 2004 and 2003 have been restated to reflect this change. The impact of the change on net sales, cost of products sold, (benefit) provision for income taxes, income
(loss) from continuing operations, net income (loss), income (loss) from continuing operations per share and net income (loss) per share for the prior fiscal years ended March 31, 2004 and 2003 is as follows:

                                              2004                                     2003
                                     AMOUNTS REPORTED USING                   AMOUNTS REPORTED USING
                             --------------------------------------   --------------------------------------
                             PERCENTAGE OF   COMPLETED                PERCENTAGE OF   COMPLETED
                              COMPLETION     CONTRACT                  COMPLETION     CONTRACT
                                METHOD        METHOD     DIFFERENCE      METHOD        METHOD     DIFFERENCE
                             -------------   ---------   ----------   -------------   ---------   ----------
Net sales..................     $37,508       $37,893      $(385)        $44,511       $43,960        551
Cost of products sold......     $31,618       $31,915      $(297)        $37,214       $36,720        494
(Benefit) provision for
  income taxes.............     $  (607)      $  (610)     $   3         $    68       $    54         14
Income (loss) from
  continuing operations....     $  (832)      $  (741)     $ (91)        $   148       $   105         43
Net income (loss)..........     $(1,161)      $(1,070)     $ (91)        $   176       $   133         43
Income (loss) from
  continuing operations per
  share
  Basic....................     $  (.51)      $  (.45)     $(.06)        $   .09       $   .06      $ .03
  Diluted..................     $  (.51)      $  (.45)     $(.06)        $   .09       $   .06      $ .03
Net income (loss) per share
  Basic....................     $  (.71)      $  (.65)     $(.06)        $   .11       $   .08      $ .03
  Diluted..................     $  (.71)      $  (.65)     $(.06)        $   .11       $   .08      $ .03

     The effect of the change on retained earnings is as follows:

                                                               2004      2003
                                                              -------   -------
Balance at beginning of year as previously reported.........  $18,767   $18,888
Add adjustment for the cumulative effect on prior periods of
  applying retroactively the change in accounting method....       43         0
                                                              -------   -------
Balance at beginning of year, as adjusted...................   18,810    18,888
Net (loss) income...........................................   (1,161)      176
Dividends...................................................     (327)     (254)
                                                              -------   -------
Balance at end of year......................................  $17,322   $18,810
                                                              =======   =======

     On March 15, 2005, Graham Corporation's Board of Directors approved a plan to discontinue its U.K. operations by making available for sale the Company's wholly-owned subsidiary, Graham Vacuum and Heat Transfer Limited and all of its subsidiaries, including Graham Precision Pumps Limited. Two significant events guided the Company to its decision to offer the U.K. operations for sale. The Company commenced negotiations in October 2004 with a land developer to complete a sales leaseback agreement of the land and buildings owned and occupied by Graham Precision Pumps Limited. It was the Company's intent to use the proceeds of the sale to retire its bank borrowings and enter into a new banking agreement. The feasibility of this plan significantly diminished, when in March 2005, the Company evaluated the near term prospects for Graham Precision Pumps Limited's orders. On March 24, 2005, the principal creditor of Graham's U.K. companies, National Westminster Bank, exercised its right to appoint a receiver for Graham Vacuum and Heat Transfer Limited and Graham Precision Pumps Limited. In May 2005, the assets of Graham Precision Pumps Limited were sold by the receiver. The Corporation did not receive any of the proceeds from the sale. The divestiture of Graham Vacuum and Heat Transfer Limited and its subsidiaries has been accounted for as a discontinued operation in the accompanying financial statements. For additional information, see Note 2 in the Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this document, including in this Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words so indicative. The Company wishes to caution the reader that numerous important factors which involve risks and uncertainties, including but not limited to its strategy to build its global sales representative channel, the effectiveness of automation in its operations, the ability to improve its cost competitiveness, customer preferences and changes in market conditions in the industries in which the Company operates, and other factors discussed in the Company's filings with the Securities and Exchange Commission, in the future, could affect the Company's actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has discussed each of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

     Revenue Recognition -- The Corporation recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known.

     Revenue on other contracts (less than four weeks in duration, which approximates less than 575 direct labor hours) not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the Company's contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the use of the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further material obligations under the contract after the revenue is recognized.

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

     Use of Estimates -- The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Use of estimates include the recording of revenue, pension obligations, and the underlying assumptions, stock-based compensation and valuation reserves and/or allowances for uncollectible accounts, inventory obsolescence, deferred taxes, warranty, and liquidated damages.

RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced the Company's performance, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements.

                                                          FY 2005   FY 2004   FY 2003
                                                          -------   -------   -------
Net sales...............................................  $41,333   $37,508   $44,511
Income (loss) from continuing operations................  $   296   $  (832)  $   148
Diluted income (loss) per share from continuing
  operations............................................  $  0.17   $ (0.51)  $  0.09
Identifiable assets.....................................  $33,529   $35,740   $38,323

     Sales for the current year were $41,333, as compared to $37,508 for the year ended March 31, 2004. This represents a 10% increase in sales. The increase in sales for the twelve months ended March 31, 2005 was due to greater sales in Graham's condensers, Heliflows and plate exchanger products, and one petrochemical vacuum system shipment approximating 7% of annual sales.

     Sales for the last six months of fiscal year 2005 were up 29% over the same period ended March 31,2004. Sales for the six months ended March 31, 2005 were up 38% from the first half of the current fiscal year. The increase in sales in the last half of the current fiscal year was due to improved demand for ejector and condenser products. This demand is coming from the refinery and petrochemical markets. Graham anticipates this trend to be sustained for at least the near future. For further information, see Orders and Backlog, page 14 of the Management Discussion and Analysis of Financial Condition and Results of Operations.

     The gross profit percentage for the year ended March 31, 2005 was 18%, as compared to 16% for the year ended March 31, 2004. Gross profit percentage for the last six months of fiscal year 2005 was 24%, as compared to 15% for the six months ended March 31, 2004 and 10% for the six months ended September 30, 2004. The improvement in gross profit percentage was due to greater sales volume, selling price increases and the absence of one low profit margin sale for a petrochemical vacuum system primarily recognized in revenue in the first half of fiscal year 2005. The improvement in gross profit percentage, as compared to the first half of fiscal year 2005, is expected to continue for at least the immediate future.

     Selling, General and Administrative expenses were 19% of sales for the current year, as compared to 21% for the year ended March 31, 2004. Selling, General and Administrative expenses were down due to cost saving actions taken to temporarily lower sales commissions and reduce spending in advertising and travel expenses.

     Interest expense was $33 for the year ended March 31, 2005 and $46 for the year ended March 31, 2004. Interest expense decreased due to less bank borrowings.

     Other income for the twelve months ended March 31, 2005 was $1,592, as compared to $522 for the twelve months ended March 31, 2004. Other income of $1,592 resulted from a settlement of a contract dispute over cancellation charges. The settlement of this matter ended a complaint filed in April 2004 in the United States District Court for the Northern District of California alleging breach of contract by a customer and a counterclaim filed by the customer seeking specific performance of the contract or monetary damages. Other income of $522, recognized for the year ended March 31, 2004, represents a non-recurring curtailment gain resulting from the discontinuation of postretirement medical benefits.

     Other expenses recognized for the year ended March 31, 2005 of $1,049 were substantially incurred in conjunction with transitioning two senior executives. In accordance with an Agreement and General Release with Graham's former President and CEO reached in November 2004, the Company will retain the former officer as an independent consultant. The consulting contract does not require performance for payment and, therefore, was expensed. His consulting services currently include managing the South American sales territory. This Agreement provides for a monthly retainer and certain medical and insurance benefits over the period January 1, 2005 to November 8, 2008 for an estimated cost of $562. A second senior executive was replaced in January 2005. The terms of his Agreement included salary continuation for twelve months and certain medical benefits for thirty-six months for an estimated cost of $157. Costs incurred through March 31, 2005 to recruit and relocate executive replacements resulted in an expense recognition of $251. Other expense for the year ended March 31, 2004 was zero.

     The effective income tax rate for continuing operations for the year ended March 31, 2005 was 18%, as compared to a benefit of 42% for the year ended March 31, 2004. The effective tax rate for fiscal year 2005 was due to a partial exclusion permitted under U.S. tax law of income on export sales. The benefit for income taxes recognized for the year ended March 2004 was enhanced due to terminating split-dollar life insurance policies and distributing the proceeds to the respective employees in October 2003.

     Income from continuing operations for the current year was $296 or $0.17 per diluted share. This compares to a loss of $832 or $0.51 per diluted share for the year ended March 31, 2004.

     The Company incurred a net loss for the fiscal year, after recognition of the loss from discontinued operations for its U.K. subsidiaries of $3,202, of $2,906 or $1.69 per diluted share. This compares to a net loss of $1,161 for the year ended March 31, 2004, after recognition of the loss from U.K. discontinued operations (as restated for comparative purposes) of $329. The loss from discontinued operations in fiscal 2005 of $3,202 includes the loss on disposal of $2,637.

2004 COMPARED TO 2003

     Sales were $37,508 for fiscal year 2004 and $44,511 for fiscal year 2003. This represents a 16% decrease in sales. This sales decline was due to fewer surface condenser sales. Surface condenser sales to the domestic power industry and worldwide chemical industry were down due to a capacity-to-demand imbalance in these industries.

     The gross profit percentages for fiscal years 2004 and 2003 remained unchanged at 16%. This was due to managing overhead costs in proportion to lower sales. Cost actions initiated in prior years helped to reduce production costs in fiscal year 2004. For example, in February 2003, postretirement medical benefits for employees employed as of April 2003 were terminated. Additionally, real estate taxes were reduced as a result of a legal proceeding settlement entered into in September 2003 and workers' compensation costs were reduced by back-to-work programs. The Company was also able to reduce its warranty reserve because certain claims of significant value were settled.

     Selling, General and Administrative expenses for fiscal year 2004 were 21% of sales, as compared to 18% for the fiscal year 2003. Total costs in fiscal year 2004 actually decreased due to lower employment costs resulting from staff downsizing.

     Interest expense was $46 in both fiscal years 2004 and 2003.

     Other income for fiscal year 2004 was $522, as compared to $1,801 for fiscal year 2003. Fiscal year 2004 other income represented a curtailment gain resulting from the discontinuing of postretirement medical benefits. Other income of $1,801, recognized in fiscal year 2003, was a result of a contract cancellation fee on an order from a customer in the electric power generating industry.

     Other expense for fiscal year 2004 was zero, as compared to $658 for severance costs in fiscal year 2003.

     The benefit for income taxes was 42% of the loss before income tax benefit amount for fiscal year 2004, as compared to a provision for income taxes equal to 31% of the income before income taxes amount in fiscal year 2003. The fiscal year 2004 benefit was enhanced by an income tax benefit gained in terminating split-dollar life insurance policies and distributing the proceeds to the respective employees in October 2003. The 2003 effective tax rate was less than the statutory rate of about 34% due to the impact of the extraterritorial income exclusion benefit from foreign shipments.

     The loss from continuing operations for fiscal year 2004 was $832 or $.51 per fully diluted share. The Company recognized, from continuing operations, income of $148 or $.09 per fully diluted share for fiscal year 2003.

     For comparative purposes, U.K. operating results have been reclassified to discontinued operations for fiscal years 2004 and 2003. The net loss for fiscal year 2004 was $1,161 or $.71 per diluted share, as compared to net income of $176 or $.11 per diluted share in fiscal year 2003 after reclasses for U.K. operations.

                              SHAREHOLDERS' EQUITY

     SHAREHOLDERS' EQUITY
------------------------------
FYE 2005   FYE 2004   FYE 2003
--------   --------   --------
$16,578    $18,102    $18,836

2005 COMPARED TO 2004

     Shareholders' Equity decreased $1,524 or 8.4% for the year primarily due to the disposal of Graham's U.K. operations (loss from discontinued operations of $3,202 less gain in foreign currency translation of $1,452, net $1,750). In addition, an increase to the minimum pension liability adjustment and the corporate dividend further contributed to the decrease in equity. This decrease in equity was offset by net income from continuing operations and the issuance of common stock.

2004 COMPARED TO 2003

     Shareholders' Equity decreased $734 or 4% from March 31, 2003. Decreases were caused by the net loss, an increase to the minimum pension liability adjustment and the corporate dividend. These charges were partially offset by a favorable foreign currency translation adjustment, issuance of common stock resulting from the exercise of stock options and Director and Officer repayments of notes due for the purchase of Graham's common stock under the Long-Term Stock Ownership Plan.

                        LIQUIDITY AND CAPITAL RESOURCES

                                                                  MARCH 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
Working Capital.............................................  $11,204   $11,652
Cash Flow (Deficit) from Operations.........................  $(4,394)  $(1,265)
Cash and Investments........................................  $ 2,717   $ 5,763
Capital Expenditures........................................  $   224   $   249
Current Ratio...............................................      2.0       1.9
Debt/Capitalization.........................................     11.3%     10.6%

     Working Capital equals Current Assets minus Current Liabilities. Current Ratio equals Current Assets divided by Current Liabilities. Debt/Capitalization equals total bank borrowings divided by equity.

                     CONTRACTUAL AND COMMERCIAL OBLIGATIONS

                                                    LESS THAN    1-3     3-5
                                           TOTAL     1 YEAR     YEARS   YEARS   THEREAFTER
                                           ------   ---------   -----   -----   ----------
Short-term Debt..........................  $1,872    $1,872        --     --         --
Capital Lease Obligations(1).............      92        55        37     --         --
Operating Leases(1)......................      56        36        20     --         --
Pension and Postretirement Benefits(2)...     632       632               --         --
Other Long-Term Liabilities Reflected on
  the Balance Sheet Under GAAP...........     364         0       364     --         --
                                           ------    ------     -----   ----       ----
Total....................................  $3,016    $2,595     $(421)    --         --
                                           ======    ======     =====   ====       ====

---------------

(1) For additional information, see Notes 6 and 7 to the consolidated Financial Statements.

(2) Amounts represent anticipated contributions to the defined benefit pension plan and postretirement medical benefit plan for FYE 2006. The Company expects to be required to make cash contributions beyond one year.

2005 COMPARED TO 2004

     Net cash consumed by operating activities of continuing operations for fiscal year 2005 was $4,394 and $1,265 for fiscal year 2004. Cash consumption increased primarily as a result of an increase in accounts receivable (an increase of $3,249) and an increase in unbilled revenue (an increase of $3,620). The increase in accounts receivable on March 31, 2005, as compared to March 31, 2004 was due to an increase in fiscal 2005 fourth quarter sales of $3,553 over fiscal 2004 fourth quarter sales. Fifty-three percent of the fourth quarter sales in fiscal 2005 were shipped in the month of March further increasing accounts receivable. Unbilled revenues (sales recognized under the percentage-of-completion method not yet billed to customers) increased over fiscal 2004 because the stage of project completions was between billing milestones, and there were also fewer progress payments negotiated on the projects in process as of March 31, 2005 due to the competitive nature and size of the contracts. The cash deficit from continuing operations was further enlarged due to non-cash income recorded in the current year relating to the settlement of a cancellation charge. Non-cash income recorded of $1,592 was substantially collected in a prior fiscal year through progress billings, which were included in customer deposits as of March 31, 2004. Non-cash income was partially offset with non-cash expenses of $745 pertaining largely to senior executive replacements. Cash was positively impacted due to an increase in accounts payable on March 31, 2005 of $1,266, due to greater manufacturing activity in the fourth quarter.

     Cash provided from investing activities of continuing operations in fiscal year 2005 was $3,163, as compared to $1,299 in 2004. The increase in cash provided of $1,864 was due to a reduction in the purchase of marketable securities. Cash consumed in operations was largely financed using proceeds from the redemption of marketable securities. Graham's investments in marketable securities consist of U.S. government instruments. Between maturity dates of government marketable securities, short-term bank borrowings were used to finance operations. (See Note 7 of the Notes to Financial Statements for further details on lines of credit).

     Other sources of cash generation for fiscal 2005 included issuance of common stock to cover stock options exercised, which raised $390, as compared to $311 in 2004, and repayments of notes outstanding for purchases of Graham stock granted under the Company's Long-Term Stock Ownership Plan. In fiscal 2005, $46 was collected for note repayments, as compared to $348 for fiscal 2004.

     Other uses of cash for fiscal 2005 included capital expenditures by continuing operations of $224, as compared to $249 for fiscal 2004, and dividends paid on common stock of $333. Dividends paid in fiscal year 2004 were $327.

     Total cash used by discontinued operations in fiscal year 2005 was $396 compared to cash generated of $301 in fiscal year 2004. This decrease was due primarily to pay downs on short-term debt.

     Future anticipated cash requirements include a fiscal 2006 capital expenditure program of about $2,000. This budget includes a substantial amount for information technology and software expenditures that will be directed toward enhancing engineering and design productivity. The Company intends to pay regular quarterly dividends. The decision to pay dividends, however, remains within the discretion of Graham's Board of Directors and may be affected by various factors, including earnings, financial condition, capital requirements, level of indebtedness and other considerations.

     The Company intends to generate cash to reinvest in the business in fiscal 2006 through earnings from operations and possibly the sale of ninety-nine thousand shares of stock held as treasury stock. Graham believes its cash sources for fiscal 2006 will be adequate to meet cash needs to carry out its strategic plans and operations. For additional information on the Company's debt capacity, see Note 7 to the Consolidated Financial Statements.

2004 COMPARED TO 2003

     Consolidated cash flow from continuing operations was negative $1,265 for fiscal year 2004, as compared to a positive cash flow of $2,056 for fiscal year 2003. The fiscal year 2004 results were due to the net loss and $5,602 fewer customer deposits.

     Fewer customer deposits were due to fewer sales of ejectors and condensers. These products are typically negotiated with progress payments. The cash deficit from continuing operations was further increased by the recognition of non-cash income of $522, which related to a curtailment gain resulting from the elimination of postretirement medical benefits. This change affected only active employees.

     Other working capital accounts increasing cash used (e.g., increase of $1,405 in accounts receivable and decreases in accounts payable of $1,557, and other accrued expense of $1,048) were largely offset with a decrease in inventory of $3,164.

     The cash deficit was financed through redeeming investments. Redemption of investments were $1,199 in excess of maturities reinvested.

     Total cash provided by discontinued operations was $301 in fiscal year 2004 compared to $11 in fiscal year 2003.

ORDERS AND BACKLOG

     Orders for the current year were $49,857, as compared to $33,826 for the year ended March 31, 2004, representing a 47% increase. Orders represent communications received from customers requesting the supply of goods and/or services from the Company.

     Orders for surface condensers increased in excess of $11,500 over the year ended March 31, 2004 due to increased demand in major project work in the petrochemical and refinery industry sectors. Improved business conditions are global. As compared to the twelve months ended March 31, 2004, export orders are up 46% and domestic orders are up 49%. Profit margins on orders in backlog have improved due to price increases and an improved product mix.

     The activity in the refining sector is being driven from the need to upgrade vacuum distillation, hydrotreater, hydrocracker and hydrodesulfurization processes. These processes are used to reduce the content of sulfur in heavy crude oil. Heavier crude, as a raw material for these refineries, is less expensive than sweet crude oil. Petrochemical capital spending is being driven from capacity expansion in methanol, gas-to-liquids, ethylene, ammonia, ethylene glycol/ethylene oxide, styrene, polystyrene, cumene and phenol plants. This capital spending is driven by end user demand for the by-products of oil. Graham's products needed for these major projects include surface condensers, ejectors and vacuum pump systems. Market risks that could slow or stop capital spending in this sector include manufacturing capacity and demand getting out of balance, the price of oil dropping, capital market financial concerns regarding high debt, higher natural gas prices, and availability and costs for materials.

     Backlog of continuing operations was $22,376 at March 31, 2005, as compared to $13,482 at March 31, 2004, representing a 66% increase. The prior year backlog amounts have been restated to reflect contract cancellations and the restatement of sales due to the change in the revenue recognition accounting method. Backlog represents the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from traditional markets in the Company's established product lines. Approximately 44% of the backlog can be attributed to equipment for refinery project work and 22% to petrochemical projects.

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

     Graham's international consolidated sales for the past three years approximates 40% of total sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to compete for orders against competition having a relatively weaker currency. Business lost due to competition for orders against competitors having a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. The substantial portion of Graham's sales is collected in U.S. dollars. For both years ended March 31, 2005 and 2004, there were no sales in foreign currencies from continuing operations. At certain times, the Company may enter into forward foreign currency exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     Graham has limited exposure to foreign currency purchases. For the years ended March 31, 2005 and 2004, purchases in foreign currencies by continuing operations were 4% and 8% of cost of products sold, respectively. In fiscal years 2005 and 2004, the Company's operations in the United States recorded an unusually large dollar volume of orders utilizing its former U.K. subsidiary products. At certain times, forward foreign currency exchange contracts may be utilized to limit currency exposure.

     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEUs) for outside directors based upon the Company's stock performance. SEUs are valued at fair market value thereby exposing the Company to equity price risk. Upward adjustment to market value is limited to
(a) $16 per unit if at the valuation date the fair market value was less than or equal to $16 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $16 per unit. Gains and losses recognized due to market price changes are included in the Company's results of operations. Based upon the plan provisions and SEUs outstanding at March 31, 2005 and 2004 and a $16 per share price, a 50-75% change in the year end market price of the Company's common stock would positively or (negatively) impact the Company's income before income taxes as follows:

                                                               MARCH 31,
                                                              ------------
                                                              2005   2004
                                                              ----   -----
50% increase................................................  $ (5)  $(134)
50% decrease................................................  $106   $ 134
75% increase................................................  $ (5)  $(201)
75% decrease................................................  $159   $ 201

     Assuming required net income targets are met, certain awards would be provided, and based upon a market price of the Company's stock of $16 per share, a 50-75% change in the stock price would positively (negatively) impact the Company's income before income taxes in future years as follows:

                                                    2006   2007   2008   2009   2010
                                                    ----   ----   ----   ----   ----
50% increase......................................  $ (5)  $ (5)  $ (5)  $ (5)  $ (5)
50% decrease......................................  $143   $159   $176   $189   $201
75% increase......................................  $ (5)  $ (5)  $ (5)  $ (5)  $ (5)
75% decrease......................................  $214   $239   $264   $283   $301

     The risks associated with materials include availability and price increases. Although material shortages can affect the Company's ability to meet delivery requirements for certain orders from time to time, historically, the Company's shipment schedules have not been materially impacted. The Company has identified alternative vendors in such cases and seeks to negotiate escalation provisions in its sales contracts in the event that costs of materials increase. Profit margins on sales would be reduced to the extent rising material costs could not be passed on to Graham's customers.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on a prospective basis during fiscal years beginning after June 15, 2005. The pronouncement will have the effect of accelerating the recognition of indirect manufacturing costs in times of below normal manufacturing capacity utilization. Management has not determined the impact on its Consolidated Financial Statements of adopting this Statement.

     In December 2004, the FASB issued SFAS Nos. 152, Accounting for Real Estate Time-Sharing Transactions and 153, Exchanges of Non-monetary Assets as Amendment of ARB Opinion No. 29. Both statements are effective for fiscal years beginning after June 15, 2005. It is anticipated that neither pronouncement will have a significant impact on Graham's financial reporting, if any.

     The FASB also issued in December 2004, SFAS No. 123R, "Share-Based Payment". This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123(R), but cannot yet estimate the effect of adopting SFAS No. 123(R) as it has not yet selected the method of adoption or an option-pricing model and has not yet finalized estimates of its expected forfeitures. For additional information, see Note 1 to the Consolidated Financial Statements.

CONTROLS AND PROCEDURES

     The Company's President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer each have independently evaluated the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-14(c) as of the end of the period covered by this annual report on Form 10-K and each regards such controls as effective.

     There have been no significant changes to any such controls or in other factors that could significantly affect such controls, subsequent to the date of their evaluation by each of the CEO and the CFO.

OFF BALANCE SHEET ARRANGEMENTS

     The Company does not have any off balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (Financial Statements, Notes to Financial Statements, Quarterly Financial
Data)

     (Dollar amounts in thousands except per share data. References to years herein represent fiscal years ended March 31, 2005, 2004 and 2003).

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED MARCH 31,
                                                              ---------------------------
                                                               2005      2004      2003
                                                              -------   -------   -------
Net sales...................................................  $41,333   $37,508   $44,511
                                                              -------   -------   -------
Costs, expenses and other income:
  Cost of products sold.....................................   33,793    31,618    37,214
  Selling, general and administrative.......................    7,691     7,805     8,178
  Interest expense..........................................       33        46        46
  Other expense.............................................    1,049                 658
  Other income..............................................   (1,592)     (522)   (1,801)
                                                              -------   -------   -------
  Total costs, expenses and other income....................   40,974    38,947    44,295
                                                              -------   -------   -------
Income (loss) from continuing operations before income
  taxes.....................................................      359    (1,439)      216
Provision (benefit) for income taxes........................       63      (607)       68
                                                              -------   -------   -------
Income (loss) from continuing operations....................      296      (832)      148
(Loss) income from discontinued operations (net of income
  taxes (benefit) of $(1,420), $(167) and $5 in 2005, 2004
  and 2003, respectively)...................................   (3,202)     (329)       28
                                                              -------   -------   -------
Net (loss) income...........................................  $(2,906)  $(1,161)  $   176
                                                              =======   =======   =======
Per Share Data
  Basic:
     Income (loss) from continuing operations...............  $   .17   $  (.51)  $   .09
     (Loss) income from discontinued operations.............  $ (1.90)  $  (.20)      .02
                                                              -------   -------   -------
     Net (loss) income......................................  $ (1.73)  $  (.71)  $   .11
                                                              =======   =======   =======
  Diluted:
     Income (loss) from continuing operations...............  $   .17   $  (.51)  $   .09
     (Loss) income from discontinued operations.............    (1.86)     (.20)      .02
                                                              -------   -------   -------
     Net (loss) income......................................  $ (1.69)  $  (.71)  $   .11
                                                              =======   =======   =======

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   724   $   467
  Investments...............................................    1,993     5,296
  Trade accounts receivable, net of allowances ($28 and $75
     in 2005 and 2004, respectively)........................   10,026     8,950
  Unbilled revenue..........................................    3,620
  Inventories...............................................    4,823     6,984
  Domestic and foreign income taxes receivable..............       45       972
  Deferred income tax asset.................................      719     1,521
  Prepaid expenses and other current assets.................      139       217
                                                              -------   -------
       Total current assets.................................   22,089    24,407
Property, plant and equipment, net..........................    7,649     9,227
Deferred income tax asset...................................    3,747     2,048
Other assets................................................       44        58
                                                              -------   -------
       Total assets.........................................  $33,529   $35,740
                                                              =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $ 1,872   $ 1,925
  Current portion of long-term debt.........................       48        44
  Accounts payable..........................................    3,374     3,230
  Accrued compensation......................................    2,802     3,866
  Accrued expenses and other liabilities....................    1,494     1,562
  Customer deposits.........................................    1,295     2,128
                                                              -------   -------
       Total current liabilities............................   10,885    12,755
Long-term debt..............................................       44        93
Accrued compensation........................................      213       239
Deferred income tax liability...............................                 77
Other long-term liabilities.................................      364        61
Accrued pension liability...................................    3,141     1,873
Accrued postretirement benefits.............................    2,304     2,540
                                                              -------   -------
       Total liabilities....................................   16,951    17,638
                                                              -------   -------
Shareholders' equity:
  Preferred stock, $1 par value --
     Authorized, 500,000 shares
  Common stock, $.10 par value --
     Authorized, 6,000,000 shares
     Issued, 1,796,740 and 1,757,450 shares in 2005 and
      2004, respectively....................................      180       176
  Capital in excess of par value............................    5,553     5,097
  Retained earnings.........................................   14,082    17,322
  Accumulated other comprehensive loss......................
     Minimum pension liability adjustment...................   (1,698)   (1,456)
     Cumulative foreign currency translation adjustment.....             (1,452)
                                                              -------   -------
                                                               18,117    19,687
Less:
  Treasury stock (99,123 shares in 2005 and 2004)...........   (1,385)   (1,385)
  Notes receivable from officers and directors..............     (154)     (200)
                                                              -------   -------
Total shareholders' equity..................................   16,578    18,102
                                                              -------   -------
       Total liabilities and shareholders' equity...........  $33,529   $35,740
                                                              =======   =======

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                               2005       2004       2003
                                                              -------   --------   --------
Operating activities:
  Income (Loss) from continuing operations..................  $   296   $   (832)  $    148
                                                              -------   --------   --------
  Adjustments to reconcile income (loss) from continuing
    operations to net cash (used) provided by operating
    activities of continuing operations:
    Non cash other (income) expense.........................     (846)      (522)        91
    Depreciation and amortization...........................      780        793        819
    Discount accretion on investments.......................      (38)       (49)      (115)
    Loss on disposal or sale of property, plant and
       equipment............................................        4                    16
    (Increase) decrease in operating assets:
       Accounts receivable..................................   (3,249)    (1,405)     9,954
       Unbilled revenue.....................................   (3,620)
       Inventories..........................................     (193)     3,252       (846)
       Domestic income taxes receivable/payable.............      888       (610)    (1,139)
       Prepaid expenses and other current and non-current
         assets.............................................      (57)        47         22
    Increase (decrease) in operating liabilities:
       Accounts Payable.....................................    1,266     (1,557)       117
       Accrued compensation, accrued expenses and other
         current and non-current liabilities................     (242)    (1,048)      (970)
       Customer deposits....................................      728         (4)    (4,554)
       Long-term portion of accrued compensation, accrued
         pension liability and accrued postretirement
         benefits...........................................     (169)       393     (1,500)
       Deferred income taxes................................       58        277         13
                                                              -------   --------   --------
         Total adjustments..................................   (4,690)      (433)     1,908
                                                              -------   --------   --------
  Net cash (used) provided by continuing operations.........   (4,394)    (1,265)     2,056
  Net cash (used) provided by discontinued operations.......      (85)       221       (159)
                                                              -------   --------   --------
  Net cash (used) provided by operating activities..........   (4,479)    (1,044)     1,897
                                                              -------   --------   --------
Investing activities:
  Purchase of property, plant and equipment.................     (224)      (249)      (799)
  Proceeds from sale of property, plant and equipment.......                   1         24
  Purchase of investments...................................   (8,462)   (13,209)   (23,636)
  Redemption of investments at maturity.....................   11,803     14,408     19,800
  Collection of notes receivable from officers and
    directors...............................................       46        348         90
                                                              -------   --------   --------
  Net cash provided (used) by investing activities of
    continuing operations...................................    3,163      1,299     (4,521)
  Net cash used by investing activities of discontinued
    operations..............................................      (75)       (34)      (143)
                                                              -------   --------   --------
  Net cash provided (used) by investing activities..........    3,088      1,265     (4,664)
                                                              -------   --------   --------
Financing activities:
  Increase (decrease) in short-term debt, net...............  $ 1,872
  Proceeds from issuance of long-term debt..................               9,280      4,795
  Principal repayments on long-term debt....................      (45)    (9,335)    (4,861)
  Issuance of common stock..................................      390        311
  Dividends paid............................................     (333)      (327)      (172)
  Acquisition of treasury stock.............................                 (20)
                                                              -------   --------   --------
  Net cash provided (used) by financing activities of
    continuing operations...................................    1,884        (91)      (238)
  Net cash (used) provided by financing activities of
    discontinued operations.................................     (233)       114        313
                                                              -------   --------   --------
  Net cash provided by financing activities.................    1,651         23         75
                                                              -------   --------   --------
  Effect of exchange rate on cash...........................        3          6          8
                                                              -------   --------   --------
  Net increase (decrease) in cash and equivalents...........      257        250     (2,684)
  Cash and cash equivalents at beginning of year............      467        217      2,901
                                                              -------   --------   --------
  Cash and cash equivalents at end of year..................  $   724   $    467   $    217
                                                              =======   ========   ========

                See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   ACCUMULATED                    NOTES
                                     COMMON STOCK        CAPITAL IN                   OTHER                     RECEIVABLE
                                 ---------------------   EXCESS OF    RETAINED    COMPREHENSIVE   TREASURY    FROM OFFICERS
                                  SHARES     PAR VALUE   PAR VALUE    EARNINGS        LOSS          STOCK     AND DIRECTORS
                                 ---------   ---------   ----------   ---------   -------------   ---------   --------------
Balance at March 31, 2002......  1,716,572   $     172   $   4,757    $  18,888     $  (2,178)    $  (1,161)    $    (842)
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Net income.....................                                             176
Foreign currency translation
  adjustment...................                                                           278
Minimum pension liability
  adjustment, net of income tax
  of $587......................                                                        (1,090)
    Total comprehensive loss...
Dividends......................                                            (254)
Collection of notes receivable
  from officers and
  directors....................                                                                                        90
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Balance at March 31, 2003......  1,716,572         172       4,757       18,810        (2,990)       (1,161)         (752)
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Net loss.......................                                          (1,161)
Foreign currency translation
  adjustment...................                                                           448
Minimum pension liability
  adjustment, net of income tax
  of $197......................                                                          (366)
    Total comprehensive loss...
Issuance of shares.............     40,878           4         307
Stock option tax benefit.......                                 33
Dividends......................                                            (327)
Acquisition of treasury stock                                                                          (224)          204
Collection of notes receivable
  from officers and
  directors....................                                                                                       348
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Balance at March 31, 2004......  1,757,450         176       5,097       17,322        (2,908)       (1,385)         (200)
Net loss.......................                                          (2,906)
Foreign currency translation
  adjustment...................                                                            92
Reclassification adjustment for
  losses included in net
  income.......................                                                         1,360
Minimum pension liability
  adjustment, net of income tax
  of $130......................                                                          (242)
    Total comprehensive loss...
Issuance of shares.............     39,290           4         386
Stock option tax benefit.......                                 70
Dividends......................                                            (334)
Collection of notes receivable
  from officers and
  directors....................                                                                                        46
                                 ---------   ---------   ---------    ---------     ---------     ---------     ---------
Balance at March 31, 2005......  1,796,740   $     180   $   5,553    $  14,082     $  (1,698)    $  (1,385)    $    (154)
                                 =========   =========   =========    =========     =========     =========     =========


                                 SHAREHOLDERS'
                                    EQUITY
                                 -------------
Balance at March 31, 2002......    $  19,636
                                   ---------
Net income.....................          176
Foreign currency translation
  adjustment...................          278
Minimum pension liability
  adjustment, net of income tax
  of $587......................       (1,090)
                                   ---------
    Total comprehensive loss...         (636)
Dividends......................         (254)
Collection of notes receivable
  from officers and
  directors....................           90
                                   ---------
Balance at March 31, 2003......       18,836
                                   ---------
Net loss.......................       (1,161)
Foreign currency translation
  adjustment...................          448
Minimum pension liability
  adjustment, net of income tax
  of $197......................         (366)
                                   ---------
    Total comprehensive loss...       (1,079)
Issuance of shares.............          311
Stock option tax benefit.......           33
Dividends......................         (327)
Acquisition of treasury stock            (20)
Collection of notes receivable
  from officers and
  directors....................          348
                                   ---------
Balance at March 31, 2004......       18,102
Net loss.......................       (2,906)
Foreign currency translation
  adjustment...................           92
Reclassification adjustment for
  losses included in net
  income.......................        1,360
Minimum pension liability
  adjustment, net of income tax
  of $130......................         (242)
                                   ---------
    Total comprehensive loss...       (1,696)
Issuance of shares.............          390
Stock option tax benefit.......           70
Dividends......................         (334)
Collection of notes receivable
  from officers and
  directors....................           46
                                   ---------
Balance at March 31, 2005......    $  16,578
                                   =========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS ACCOUNTING POLICIES:

     Graham Corporation and its subsidiaries are primarily engaged in the design, manufacture and supply of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries and sell to customers throughout the world. The Company's significant accounting policies follow.

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

  Revenue recognition

     During fiscal year 2005, the Company changed its method of recognizing revenue for certain contracts from the completed contract to the percentage-of-completion method. Formerly, only contracts with a planned manufacturing process in excess of three months and with revenue of at least $1,000 and 500 pounds sterling, in the USA and UK operating segments, respectively, were accounted for under the percentage-of-completion method. Now all contracts with a planned manufacturing process of four weeks or more (which approximates 575 direct labor hours) and without a dollar threshold are accounted for using the percentage-of-completion method. The Company believes this is a preferable accounting method for these contracts because it measures revenue, costs of products sold and related income on construction type contracts based on progress on the contracts, thus providing a better measure of the earnings process on a more timely basis. The Company extended its scope of contracts accounted for using the percentage-of-completion method at this time because management believes that the effects on the financial statements of applying the completed contract method on these contracts could begin to vary materially from the effects of applying the percentage-of-completion method. The majority of the Company's contracts have a planned manufacturing process of less than four weeks, and are accounted for using the completed contract method. The financial results for prior years have been restated to reflect this change. The impact of the change on net sales, cost of products sold, (benefit) provision for income taxes, income (loss) from continuing operations, net income (loss), income (loss) from continuing operations per share and net income (loss) per share for the prior years presented is as follows:

                                  2004 AMOUNTS REPORTED USING              2003 AMOUNTS REPORTED USING
                             --------------------------------------   --------------------------------------
                             PERCENTAGE OF   COMPLETED                PERCENTAGE OF   COMPLETED
                              COMPLETION     CONTRACT                  COMPLETION     CONTRACT
                                METHOD        METHOD     DIFFERENCE      METHOD        METHOD     DIFFERENCE
                             -------------   ---------   ----------   -------------   ---------   ----------
Net sales..................     $37,508       $37,893      $(385)        $44,511       $43,960        551
Cost of products sold......     $31,618       $31,915      $(297)        $37,214       $36,720        494
(Benefit) provision for
  income taxes.............     $  (607)      $  (610)     $   3         $    68       $    54         14
Income (loss) from
  continuing operations....     $  (832)      $  (741)     $ (91)        $   148       $   105         43
Net income (loss)..........     $(1,161)      $(1,070)     $ (91)        $   176       $   133         43
Income (loss) from
  continuing operations per
  share
  Basic....................     $  (.51)      $  (.45)     $(.06)        $   .09       $   .06      $ .03
  Diluted..................     $  (.51)      $  (.45)     $(.06)        $   .09       $   .06      $ .03
Net income (loss) per share
  Basic....................     $  (.71)      $  (.65)     $(.06)        $   .11       $   .08      $ .03
  Diluted..................     $  (.71)      $  (.65)     $(.06)        $   .11       $   .08      $ .03

     The effect of the change on retained earnings is as follows:

                                                               2004      2003
                                                              -------   -------
Balance at beginning of year as previously reported.........  $18,767   $18,888
Add adjustment for the cumulative effect on prior periods of
  applying retroactively the change in accounting method....       43         0
                                                              -------   -------
Balance at beginning of year, as adjusted...................   18,810    18,888
Net (loss) income...........................................   (1,161)      176
Dividends...................................................     (327)     (254)
                                                              -------   -------
Balance at end of year......................................  $17,322   $18,810
                                                              =======   =======

     Percentage of Completion

     The Company has established the systems and procedures essential to developing the estimates required to account for a contract using the percentage-of-completion method. The percentage-of-completion is determined by relating actual labor incurred to-date to management's estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in contract value and estimated costs at completion. Losses on contracts are recognized immediately when known. Revenues recognized on contracts accounted for on percentage-of-completion are presented in net sales in the Consolidated Statement of Operations and unbilled revenue in the Consolidated Balance Sheet to the extent that the revenue recognized exceeds the amounts billed to customers. (Also see "Inventories" policy below).

     Completed Contract

     Revenue not accounted for using the percentage-of-completion method is accounted for using the completed contract method. The Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer. Substantial completion is consistently defined as a least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized. The effect of applying the completed contract method does not vary materially from the results of applying the percentage-of completion method.

  Shipping and handling fees and costs

     Shipping and handling fees billed to the customer are classified as revenue and the related costs incurred for shipping and handling are included in cost of products sold.

  Investments

     Investments consist primarily of fixed-income debt securities with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All the investments mature within one year.

  Inventories

     Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Consolidated Balance Sheets. For contracts accounted for on the percentage-of-completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Consolidated Balance Sheets.

     A summary of all contracts in progress is as follows at March 31:

                                                               2005      2004
                                                              -------   -------
Costs incurred since inception on contracts in progress.....  $ 8,641   $ 1,052
Estimated earnings since inception on contracts in
  progress..................................................    1,938       638
                                                              -------   -------
                                                               10,579     1,690
Less billings to date.......................................    8,516     5,436
                                                              -------   -------
Total.......................................................  $ 2,063   $(3,746)
                                                              =======   =======

     The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31:

                                                               2005      2004
                                                              -------   -------
Unbilled revenue............................................  $ 3,620
Progress payments reducing inventory (Note 3)...............     (262)  $(1,618)
Customer deposits...........................................   (1,295)   (2,128)
                                                              -------   -------
                                                              $ 2,063   $(3,746)
                                                              =======   =======

  Property, plant and depreciation

     Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to twenty-five years for office and manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. The Company assesses all of its long-lived assets for impairment when impairment indicators are identified. When the carrying value of an asset exceeds its undiscounted cash flows, the Company recognizes an impairment loss if the asset's fair value is less than its carrying value. The impairment is then calculated as the difference between the carrying value and the fair value of the asset. No such impairment losses were recorded in fiscal years 2005, 2004 or 2003.

  Product warranties

     The Company estimates the costs that may be incurred under its product warranties and records a liability in the amount of such costs at the time revenue is recognized. The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers. A reconciliation of the changes in the product warranty liability is presented in Note 5 of the Notes to Consolidated Financial Statements.

  Income taxes

     The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and records a valuation allowance to reduce deferred income tax assets to an amount that represents the Company's best estimate of the amount of such deferred income tax assets that more likely than not will be realized. No valuation allowance was required at March 31, 2005.

  Stock-based compensation

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company's stock at the end of the period up to $16 per unit or the stock price at the date of grant in accordance with the terms of the Long-Term Incentive Plan.

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

                                                                2005      2004     2003
                                                               -------   -------   -----
Net (loss) income..............................  As reported   $(2,906)  $(1,161)  $ 176
Stock-based employee compensation cost net of
  related tax benefits.........................                    118        75      69
                                                               -------   -------   -----
Pro forma net (loss) income....................                $(3,024)  $(1,236)  $ 107
                                                               =======   =======   =====
Basic (loss) income per share..................  As reported   $ (1.73)  $  (.71)  $ .11
                                                 Pro forma     $ (1.80)  $  (.75)  $ .06
Diluted (loss) income per share................  As reported   $ (1.69)  $  (.71)  $ .11
                                                 Pro forma     $ (1.76)  $  (.75)  $ .06

     The weighted average fair value of the options granted during 2005, 2004, and 2003 is estimated as $4.67, $3.27, and $2.88, respectively, using the Black Scholes option pricing model with the following weighted average assumptions:

                                                               2005         2004         2003
                                                            ----------   ----------   ----------
Expected life.............................................     5 years      5 years      5 years
Volatility................................................       42.84%       47.13%       50.00%
Risk-free interest rate...................................        3.53         3.01%        2.81%
Dividend yield............................................        1.65%        2.25%        2.35%

  Per share data

     Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Common shares outstanding include share equivalent units which are contingently issuable shares. Diluted (loss) income per share is calculated by dividing net
(loss) income by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below:

                                                      2005         2004         2003
                                                   ----------   ----------   ----------
Basic income (loss) per share:
  Numerator:
     Income (loss) from continuing operations....  $      296   $     (832)  $      148
                                                   ----------   ----------   ----------
  Denominator:
     Weighted common shares outstanding..........   1,666,937    1,630,546    1,648,249
     Share equivalent units (SEU) outstanding....      15,053       16,155       14,800
                                                   ----------   ----------   ----------
     Weighted average shares and SEUs
       outstanding...............................   1,681,990    1,646,701    1,663,049
                                                   ----------   ----------   ----------
Basic income (loss) per share from continuing
  operations.....................................  $      .17   $     (.51)  $      .09
                                                   ==========   ==========   ==========
Diluted income (loss) per share:
  Numerator:
     Income (loss) from continuing operations....  $      296   $     (832)  $      148
                                                   ----------   ----------   ----------
  Denominator:
     Weighted average shares and SEUs
       outstanding...............................   1,681,990    1,646,701    1,663,049
     Stock options outstanding...................      34,583                     9,037
     Contingently issuable SEUs..................         125
                                                   ----------   ----------   ----------
     Weighted average common and potential common
       shares outstanding........................   1,716,698    1,646,701    1,672,086
                                                   ----------   ----------   ----------
Diluted income (loss) per share from continuing
  operations.....................................  $      .17   $     (.51)  $      .09
                                                   ==========   ==========   ==========

     Certain options to purchase shares of common stock, which totaled 36,600, 211,695 and 136,000 in 2005, 2004 and 2003, respectively, were not included in the computation of diluted (loss) income per share as the effect would be anti-dilutive.

  Cash flow statement

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Interest paid from continuing operations was $26 in 2005, $48 in 2004, and $44 in 2003. In addition, income taxes (refunded) paid from continuing operations were $(884) in 2005, $(274) in 2004, and $1,194 in 2003.

     Non cash activities during 2005, 2004, and 2003 included the recognition of minimum pension liability adjustments, net of income tax benefits, of $242, $448, and $1,090, respectively. In addition, the U.S. investment in the Company's U.K. operations and the intercompany receivable totaling $3,994 were written off as a result of the liquidation of the subsidiary. Dividends of $84, $83 and $82 were recorded but not paid in 2005, 2004 and 2003, respectively.

     In 2004 and 2003, capital expenditures totaling $11 and $76, respectively, were financed through the issuance of capital leases.

  Accumulated other comprehensive (loss) income

     Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income or loss items, which are accumulated as a separate component of shareholders' equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment and a minimum pension liability adjustment.

  Accounting and Reporting Changes

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." This Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during the Company's fiscal year 2007. The Company believes the adoption of this Statement will result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity. Management has not determined the impact on the Consolidated Financial Statements of adopting this Statement.

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

     The FASB also issued in December 2004, SFAS No. 123R, "Share-Based Payment". This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123(R), but cannot yet estimate the effect of adopting SFAS No. 123(R) as it has not yet selected the method of adoption or an option-pricing model and has not yet finalized estimates of its expected forfeitures. For additional information, see "Stock-Based Compensation" included in Note 1 of the Notes to Consolidated Financial Statements.

  Reclassifications

     Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

NOTE 2 -- DISCONTINUED OPERATIONS:

     On March 15, 2005, Graham Corporation's Board of Directors approved a plan to dispose of its U.K. operations by making available for sale the Company's wholly-owned subsidiary, Graham Vacuum and Heat transfer Limited ("GVHT") and all its subsidiaries, including GVHT's operating subsidiary Graham Precision Pumps Limited ("GPPL") in Congleton, Cheshire, U.K. and to offer them for sale. On March 24, 2005, the principal creditor of the U.K. companies, National Westminster Bank, exercised its right to appoint a receiver for GVHT and GPPL to sell the U.K. companies. The appointment of a receiver has resulted in a liquidation of the assets of the U.K. companies, which was completed in May 2005. GPPL manufactured liquid ring vacuum pumps and complete vacuum pump systems used in the chemical, petrochemical, petroleum refining and power industries. The disposal of the U.K. companies has been presented in the Consolidated Statement of Operations as a discontinued operation and, accordingly, the results of operations for the prior years have been restated to reflect the U.K. operations separately from continuing operations.

     Net sales for GPPL were $6,096 for the operating period in 2005 and $5,428 and $5,418 in the years ended March 31, 2004 and 2003, respectively. Pretax
(loss) income for GPPL was $(470) for the operating period in 2005 and $(496) and $33 in the years ended March 31, 2004 and 2003, respectively.

     The 2005 loss from discontinued operations includes a loss from disposal of $2,637, which is net of related income tax benefits of $1,515. This loss reflects that the Company will not receive any proceeds from the disposal of the U.K. operation.

NOTE 3 -- INVENTORIES:

     Major classifications of inventories are as follows:

                                                               2005      2004
                                                              -------   -------
Raw materials and supplies..................................  $ 2,098   $ 1,745
Work in process.............................................    1,421     4,478
Finished products...........................................    1,566     2,500
                                                              -------   -------
                                                                5,085     8,723
Less -- progress payments...................................      262     1,618
        inventory reserve...................................                121
                                                              -------   -------
                                                              $ 4,823   $ 6,984
                                                              =======   =======

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT:

     Major classifications of property, plant and equipment are as follows:

                                                               2005      2004
                                                              -------   -------
Land........................................................  $   210   $   302
Buildings and improvements..................................   10,297    10,987
Machinery and equipment.....................................   14,349    18,081
Construction in progress....................................                  5
                                                              -------   -------
                                                               24,856    29,375
Less -- accumulated depreciation and amortization...........   17,207    20,148
                                                              -------   -------
                                                              $ 7,649   $ 9,227
                                                              =======   =======

     Depreciation expense from continuing operations in 2005, 2004, and 2003 was $768, $793, and $797, respectively.

NOTE 5 -- PRODUCT WARRANTY LIABILITY:

     The reconciliation of the changes in the product warranty liability is as follows:

                                                               2005      2004
                                                              -------   -------
Balance at beginning of year................................  $   242   $   592
Expense for product warranties..............................      124        89
Product warranty claims paid................................     (111)     (439)
                                                              -------   -------
Balance at end of year......................................  $   255   $   242
                                                              =======   =======

NOTE 6 -- LEASES:

     The Company leases equipment and office space under various operating leases. Rent expense for continuing operations applicable to operating leases was $53, $69 and $75 in 2005, 2004, and 2003, respectively.

     Property, plant and equipment include the following amounts for leases which have been capitalized.

                                                               2005      2004
                                                              -------   -------
Machinery and equipment.....................................  $   222   $   224
Less accumulated amortization...............................      137        96
                                                              -------   -------
                                                              $    85   $   128
                                                              =======   =======

     Amortization of machinery and equipment under capital lease for continuing operations amounted to $43, $43 and $52 in 2005, 2004, and 2003, respectively, and is included in depreciation expense.

     As of March 31, 2005, future minimum payments required under non-cancelable leases are:

                                                              OPERATING   CAPITAL
                                                               LEASES     LEASES
                                                              ---------   -------
2006........................................................     $36       $ 55
2007........................................................      19         37
2008........................................................       1         11
                                                                 ---       ----
Total minimum lease payments................................     $56        103
                                                                 ===
Less -- amount representing interest........................                 11
                                                                           ----
Present value of net minimum lease payments.................               $ 92
                                                                           ====

NOTE 7 -- DEBT:

  Short-Term Debt Due Banks

     The Company and its subsidiaries had short-term borrowings outstanding as follows:

                                                               2005     2004
                                                              ------   ------
United States revolving credit facility.....................  $1,872
Borrowings of United Kingdom subsidiary under line of credit
  at bank's rate plus 1 1/2%................................           $1,925
                                                              ------   ------
                                                              $1,872   $1,925
                                                              ======   ======

     The United States revolving credit facility agreement provides a line of credit of up to $8,000 including letters of credit (Note 8) through October 31, 2005. Under the terms of the agreement, the Company was able to borrow at a rate of prime at March 31, 2005 and 2004. The bank's prime rate was 5.75% and 4% at March 31,

2005 and 2004, respectively. The United States operations had available unused lines of credit of $3,588 at March 31, 2005.

     The United Kingdom subsidiary had a revolving credit facility agreement, which provided a line of credit of 1,220 pounds sterling ($2,245 at the March 31, 2004 exchange rate) including letters of credit. The interest rate was the bank's base rate plus 1 1/2%. The bank's base rate was 4% at March 31, 2004. The United Kingdom short-term bank borrowings were collateralized by assets of the United Kingdom subsidiary, which had a book value of $786 at March 31, 2004. The United States operation did not provide a corporate guarantee or any security for the United Kingdom revolving credit facility. Short-term debt was retired by the receiver upon the liquidation and sale of assets of the United Kingdom subsidiary (Note 2).

     The weighted average interest rate on short-term borrowings in 2005 and 2004 was 4.3% and 4.6%, respectively.

  Long-Term Debt

     The Company and its subsidiaries had long-term borrowings outstanding as follows:

                                                              2005   2004
                                                              ----   ----
Capital lease obligations (Note 6)..........................  $92    $137
Less: current amounts.......................................   48      44
                                                              ---    ----
                                                              $44    $ 93
                                                              ===    ====

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

NOTE 8 -- FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

  Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and actively evaluates the credit worthiness of these financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2005 and 2004, the Company had no significant concentrations of credit risk.

  Letters of Credit:

     The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2005 and 2004, the Company was contingently liable on outstanding standby letters of credit aggregating $2,540 and $1,511, respectively.

  Foreign Exchange Risk Management:

     The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only contracts with high quality financial institutions. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2005 and 2004, there were no foreign exchange forward contracts held by the Company.

  Fair Value of Financial Instruments:

     The estimates of the fair value of financial instruments are summarized as follows:

          INVESTMENTS -- The fair value of investments at March 31, 2005 and 2004 approximated the carrying value.

          SHORT-TERM DEBT -- The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument and the variable interest rate.

NOTE 9 -- INCOME TAXES:

     The provision (benefit) for income taxes related to income from continuing operations consists of:

                                                              2005   2004    2003
                                                              ----   -----   ----
Current:
  Federal...................................................  $  0   $(892)  $ 14
  State.....................................................     5       8     41
                                                              ----   -----   ----
                                                                 5    (884)    55
                                                              ----   -----   ----
Deferred:
  Federal...................................................    36     266     40
  State.....................................................    22      11    (27)
                                                              ----   -----   ----
                                                                58     277     13
                                                              ----   -----   ----
Total provision (benefit) for income taxes..................  $ 63   $(607)  $ 68
                                                              ====   =====   ====

     The reconciliation of the provision (benefit) from continuing operations calculated using the United States federal tax rate with the provision (benefit) for income taxes from continuing operations presented in the financial statements is as follows:

                                                              2005   2004    2003
                                                              ----   -----   ----
Provision (benefit) for income taxes at federal rate........  $122   $(489)  $ 73
State taxes.................................................    25      16
Charges not deductible for income tax purposes..............    43      54     81
Recognition of tax benefit generated by extraterritorial
  income exclusion..........................................   (94)    (98)   (79)
Cash surrender value of officer life insurance policies
  redeemed..................................................          (130)
Tax credits.................................................   (20)            (3)
Other.......................................................   (13)     40     (4)
                                                              ----   -----   ----
Provision (benefit) for income taxes........................  $ 63   $(607)  $ 68
                                                              ====   =====   ====

     The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the net deferred income tax asset follows:

                                                               2005     2004
                                                              ------   ------
Depreciation................................................  $ (865)  $ (857)
Accrued compensation........................................     400      229
Accrued pension liability...................................   1,219      985
Accrued postretirement benefits.............................     961    1,053
Compensated absences........................................     500      521
Inventories.................................................    (304)     (86)
Warranty liability..........................................     100       94
Restructuring reserve.......................................      55       60
Liquidated damages liability................................      19       30
Federal and state loss carryforwards........................   2,070      479
Federal tax credits.........................................     121      104
New York State investment tax credit........................     130      137
Other.......................................................      60      129
                                                              ------   ------
                                                               4,466    2,878
Less: Valuation allowance
Deferred income tax asset of continuing operations..........   4,466    2,878
Deferred income tax asset of discontinued operations........              614
                                                              ------   ------
                                                              $4,466   $3,492
                                                              ======   ======

     The net deferred income tax asset is presented in the Consolidated Balance Sheets as follows:

                                                               2005     2004
                                                              ------   ------
Current deferred income tax asset...........................  $  719   $1,521
Long-term deferred income tax asset.........................   3,747    2,048
Long-term deferred income tax liability.....................              (77)
                                                              ------   ------
                                                              $4,466   $3,492
                                                              ======   ======

     Deferred income taxes include the impact of the federal AMT credit, which may be carried forward indefinitely, federal and state operating loss carryforwards of $9,692, which expire in 2025, and investment tax credits, which expire from 2009 to 2020.

NOTE 10 -- EMPLOYEE BENEFIT PLANS:

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

     The components of pension cost are:

                                                              2005    2004    2003
                                                              -----   -----   -----
Service cost-benefits earned during the period..............  $ 472   $ 474   $ 398
Interest cost on projected benefit obligation...............    975     959     892
Expected return on assets...................................   (905)   (783)   (759)
Amortization of:
  Transition asset..........................................    (15)    (44)    (44)
  Unrecognized prior service cost...........................      4       4       4
  Actuarial loss............................................    304     287      81
                                                              -----   -----   -----
Net pension cost............................................  $ 835   $ 897   $ 572
                                                              =====   =====   =====

     The weighted average actuarial assumptions used to determine net pension cost are:

Discount rate...............................................    6%  6 3/4% 7 1/4%
Rate of increase in compensation levels.....................    3%    3%    3%
Long-term rate of return on plan assets.....................    9%    9%    9%

     The expected long-term rate of return is based on the plan's asset allocation using forward-looking assumptions in the context of historical returns, correlations and market volatilities. The contribution to the plan for the plan year ended December 31, 2005 is estimated to be $431.

     Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

                                                               2005      2004
                                                              -------   -------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.........  $17,333   $14,462
  Service cost..............................................      419       421
  Interest cost.............................................      975       959
  Actuarial (gain) loss.....................................     (641)    2,009
  Benefit payments..........................................     (479)     (518)
                                                              -------   -------
  Projected benefit obligation at end of year...............  $17,607   $17,333
                                                              =======   =======
  Accumulated benefit obligation at end of year.............  $14,048   $13,069
                                                              =======   =======

     The weighted average actuarial assumptions used to determine the benefit obligation are:

Discount rate...............................................     5.93%        6%
Rate of increase in compensation levels.....................        3%        3%

Change in fair value of plan assets
  Fair value of plan assets at beginning of year............  $ 9,988   $ 8,898
  Actual return on plan assets..............................      254     1,258
  Employer contribution.....................................      772       350
  Benefit and administrative expense payments...............     (479)     (518)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $10,535   $ 9,988
                                                              =======   =======
Funded status
  Funded status at end of year..............................  $(7,072)  $(7,345)
  Unrecognized transition obligation........................                (16)
  Unrecognized prior service cost...........................       42        47
  Unrecognized actuarial loss...............................    6,173     6,520
                                                              -------   -------
  Net liability recognized..................................  $  (857)  $  (794)
                                                              =======   =======

     The following benefit payments, which reflect future service, are expected to be paid:

2006........................................................  $  480
2007........................................................     536
2008........................................................     614
2009........................................................     614
2010........................................................     692
2011-2015...................................................   4,279
                                                              ------
                                                              $7,215
                                                              ======

     The Company recognized an additional minimum pension liability for the underfunded defined benefit plan in 2005 and 2004. The additional minimum pension liability is equal to the excess of the accumulated benefit obligation over plan assets and the accrued liability. Amounts recognized in the Consolidated Balance Sheets consist of the following:

                                                               2005      2004
                                                              -------   -------
Accrued benefit liability...................................  $(3,512)  $(3,081)
Intangible asset............................................       42        47
Deferred income tax asset...................................      915       784
Accumulated other comprehensive income......................    1,698     1,456
                                                              -------   -------
                                                              $  (857)  $  (794)
                                                              =======   =======

     The current portion of the accrued pension liability as of March 31, 2005 and 2004 of $574 and $1,382, respectively, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets. The current portion of the accrued pension liability decreased at March 31, 2005 due to the reduction in the expected contributions to the plan as a result of changes in actuarial funding assumptions.

     The weighted average asset allocation of the plan assets by asset category is as follows:

                                                                           DECEMBER 31,
                                                                TARGET     -------------
                                                              ALLOCATION   2004     2003
                                                              ----------   ----     ----
Asset Category
  Equity securities.........................................    50-70%      64%      60%
  Debt securities...........................................    20-50%      33%      33%
  Other, including cash.....................................     0-10%       3%       7%
                                                                           ---      ---
                                                                           100%     100%
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

     On February 4, 2003, the Company closed the defined benefit plan to all new employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company's defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in 2005 and 2004 was $7 and $1, respectively.

     The Company has a Supplemental Executive Retirement Plan (SERP) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in 2005, 2004, and 2003 related to this plan was $29, $28 and $27, respectively. At March 31, 2005 and 2004, the related liability was $202 and $173, respectively, and is included in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

     The Company has a domestic defined contribution plan covering substantially all employees. Company contributions to the plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions were $0 in each of the years 2005, 2004, and 2003.

     The Company has a deferred compensation plan that allows certain key employees to defer a portion of their compensation. The principal and interest earned on the deferred balances are payable upon retirement. The accrued compensation liability under this plan was $2 and $125 at March 31, 2005 and 2004, respectively.

     Other Postretirement Benefits

     In addition to providing pension benefits, the Company has a plan in the United States which provides health care benefits for eligible retirees and eligible survivors of retirees. The measurement date for the plan is December 31.

     On February 4, 2003, the Company irrevocably terminated postretirement health care benefits for current U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption "Other Income" in the 2004 Consolidated Statement of Operations. Of the $2,464 accrued postretirement benefit liability included in the Consolidated Balance Sheet at March 31, 2005, $1,641 does not represent a cash obligation, but rather an unrecognized prior service benefit from a plan amendment, and will be amortized into income over the next 11 years. The amount of the credit recognized in 2005 and 2004 was $166 and $124, respectively.

     The components of postretirement benefit cost are:

                                                              2005    2004    2003
                                                              -----   -----   ----
Service cost -- benefits earned during the period...........  $   0   $  13   $ 50
Interest cost on accumulated benefit obligation.............     72     100    182
Amortization of prior service benefit.......................   (166)   (124)
Amortization of actuarial loss..............................     13      10    (87)
                                                              -----   -----   ----
Net postretirement benefit (benefit) cost...................  $ (81)  $  (1)  $145
                                                              =====   =====   ====

     The weighted average discount rate used to develop the net postretirement benefit cost were 6%, 6 3/4% and 7 1/2% in 2005, 2004 and 2003, respectively.

     Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

                                                               2005     2004
                                                              ------   -------
Change in the benefit obligation
  Projected benefit obligation at beginning of year.........  $1,160   $ 2,826
  Service cost..............................................                13
  Interest cost.............................................      72       100
  Plan amendments...........................................            (1,930)
  Participant contributions.................................      25        18
  Actuarial loss............................................     125       312
  Benefit payments..........................................    (179)     (179)
                                                              ------   -------
  Projected benefit obligation at end of year...............  $1,203   $ 1,160
                                                              ======   =======

     The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

                                                              2005     2004
                                                              ----     ----
Discount rate...............................................  5.93%      6%
Medical care cost trend rate................................     7%    7 1/2%

     The medical care cost trend rate used in the actuarial computation ultimately reduces to 4 1/2% in 2010 and subsequent years. This was accomplished using 1/2% decrements for the years 2006 through 2010.

                                                               2005      2004
                                                              -------   -------
Change in fair value of plan assets
  Fair value of plan assets at beginning of year............  $     0   $     0
  Employer contribution.....................................      154       161
  Participants' contributions...............................       25        18
  Benefit payments..........................................     (179)     (179)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $     0   $     0
                                                              =======   =======
Funded status
  Funded status at end of year..............................  $(1,203)  $(1,160)
  Unrecognized prior service benefit........................   (1,641)   (1,807)
  Unrecognized actuarial gain...............................      380       267
                                                              -------   -------
  Net liability recognized..................................  $(2,464)  $(2,700)
                                                              =======   =======

     The following benefit payments are expected to be paid:

2006........................................................  $  153
2007........................................................     151
2008........................................................     147
2009........................................................     140
2010........................................................     134
2011-2015...................................................     557
                                                              ------
                                                              $1,282
                                                              ======

     The current portion of the accrued postretirement benefit obligation of $160, at both March 31, 2005 and 2004, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

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

NOTE 11 -- STOCK COMPENSATION PLANS:

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

     The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company's performance. Each unit is equivalent to one share of the Company's common stock. Share equivalent units are credited to each outside director's account for each of the first five full fiscal years of the director's service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan was $0 in each of the years 2005, 2004, and 2003.

     Information on options under the Company's plans is as follows:

                                                                               WEIGHTED
                                                         OPTION      SHARES    AVERAGE
                                                         PRICE        UNDER    EXERCISE
                                                         RANGE       OPTION     PRICE
                                                      ------------   -------   --------
Outstanding at March 31, 2002.......................  $ 7.50-21.44   198,173    $12.78
Granted.............................................     $7.50        32,000    $ 7.50
Cancelled...........................................     $21.44       (4,200)   $21.44
                                                                     -------
Outstanding at March 31, 2003.......................  $ 7.50-21.44   225,973    $11.87
Granted.............................................  $  8.80-9.14    32,500    $ 8.85
Exercised...........................................  $  7.50-8.00   (40,878)   $ 7.62
Cancelled...........................................  $ 7.67-21.44    (5,900)   $13.57
                                                                     -------
Outstanding at March 31, 2004.......................  $ 7.50-21.44   211,695    $12.18
Granted.............................................  $12.50-13.00    39,000    $12.73
Exercised...........................................  $ 7.50-21.44   (39,290)   $ 9.93
Cancelled...........................................  $11.00-21.44   (20,400)   $15.50
                                                                     -------
Outstanding at March 31, 2005.......................  $ 7.50-21.44   191,005    $12.40
                                                                     =======

                                                                               WEIGHTED AVERAGE
                                      OPTIONS OUTSTANDING   WEIGHTED AVERAGE      REMAINING
EXERCISE PRICE                         AT MARCH 31, 2005     EXERCISE PRICE    CONTRACTUAL LIFE
--------------                        -------------------   ----------------   ----------------
$ 7.50- 9.14........................         53,655              $ 8.23              6.46years
 11.00-13.00........................        100,750               11.91              6.72
 16.13-21.44........................         36,600               19.86              2.74
                                            -------
$ 7.50-21.44........................        191,005              $12.40              5.88
                                            =======

     There were 191,005 options exercisable at March 31, 2005, which had a weighted average exercise price of $12.40 and 211,695 options exercisable at March 31, 2004 which had a weighted average exercise price of $12.18. The outstanding options expire October 2005 to December 2014. Options available for future grants were 80,050 at March 31, 2005 and 98,650 at March 31, 2004.

NOTE 12 -- SHAREHOLDER RIGHTS PLAN:

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

     In the event that any person or group of affiliated persons becomes an Acquiring Person, each holder of a Right other than Rights beneficially owned by the Acquiring Person will have the right to receive upon exercise a number of shares of common stock having a market value of twice the purchase price of the Right. In the event that the Corporation is acquired in a merger or other business combination transaction or fifty percent (50%) or more of its consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise, a number of shares of common stock of the acquiring corporation that at the time of such transaction will have a market value of two times the purchase price of the Right.

NOTE 13 -- OTHER INCOME AND EXPENSE:

     In November 2004, the Company entered into an Agreement and General Release in connection with the retirement of its former President and CEO. In accordance with the agreement, the Company will retain the former officer as an independent consultant for the period January 1, 2005 to November 8, 2008 and provide certain medical, dental and insurance benefits during the consulting period. The agreement also contains a non-compete provision. The agreement, which does not require performance for payment, was accounted for as an individual deferred compensation arrangement, and, therefore, an expense of $648 was recognized. This expense is included in the caption "Other Expense" in the 2005 Consolidated Statement of Operations. The current and long-term portions of the related liability at March 31, 2005 were $198 and $322, respectively, and are included in the captions "Accrued Expenses and Other Liabilities" and "Other Long-Term Liabilities" in the 2005 Consolidated Balance Sheet.

     In September 2004, the Company settled a contract dispute with a customer regarding cancellation charges. As a result of the settlement, other income of $1,592 was recorded and is presented in the caption "Other Income" in the 2005 Consolidated Statement of Operations.

     During 2005, the workforce in the United States was restructured by transitioning certain senior management employees and eliminating positions at the staff level. As a result, a restructuring charge of $401 was recognized, which included severance and related employee benefit costs. This charge is included in the caption "Other Expense" in the 2005 Consolidated Statement of Operations.

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

     A reconciliation of the changes in the restructuring reserve, which is included in the caption "Accrued Expenses and Other Liabilities" in the Consolidated Balance Sheets is as follows:

                                                              2005    2004
                                                              -----   -----
Balance at beginning of year................................  $ 153   $ 390
Expense for restructuring...................................    401      10
Amounts paid for restructuring..............................   (412)   (247)
                                                              -----   -----
Balance at end of year......................................  $ 142   $ 153
                                                              =====   =====

     The liability at March 31, 2005 will be paid in fiscal years 2006-2007.

NOTE 14 -- RELATED PARTY TRANSACTIONS:

     In April 2000, the Board of Directors adopted a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 160,000 shares of the Company's common stock that was held as treasury stock. Of the amount authorized, eligible participants purchased 117,800 shares at fair market value. The eligible participants paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares. The notes receivable are fixed rate interest bearing notes with a term of ten years. The notes are repayable in equal quarterly installments through March 31, 2010. The notes, which are full recourse notes, contain certain provisions which grant a security interest to the Company in the shares and any proceeds from the sale of the shares and are presented as a component of Shareholders' Equity in the Consolidated Balance Sheets.

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

NOTE 15 -- SEGMENT INFORMATION:

     In March 2005, the Company made available for sale the United Kingdom operation, which resulted in the appointment of a receiver by its bank, and, subsequently, the liquidation of the operation. (See Note 2 to the Consolidated Financial Statements for additional disclosure). As a result of the disposition of this operating segment, which has been presented as a discontinued operation in the Consolidated Financial Statements with prior year results being restated, the Company has only one operating segment. Prior year segment information has been restated to reflect the change in the structure of the Company. The United States operation designs and manufactures heat transfer and vacuum equipment. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems for use in several industrial markets. The Company also services and sells spare parts for its equipment.

     Net sales by product line from continuing operations for the following fiscal years are:

                                                           2005      2004      2003
                                                          -------   -------   -------
Heat transfer equipment.................................  $17,240   $13,437   $26,655
Vacuum equipment........................................   22,314    21,328    16,480
All other...............................................    1,779     2,743     1,376
                                                          -------   -------   -------
Net sales...............................................  $41,333   $37,508   $44,511
                                                          =======   =======   =======

     The breakdown of net sales from continuing operations by geographic area for the following fiscal years is:

                                                           2005      2004      2003
                                                          -------   -------   -------
Net Sales:
  Africa................................................  $   403   $    23   $    71
  Asia..................................................    6,154     8,341     2,040
  Australia & New Zealand...............................      731     2,222        18
  Canada................................................    3,756     6,068     4,573
  Mexico................................................    1,007        69       136
  Middle East...........................................    1,783     1,064     4,821
  South America.........................................    1,874     1,879     1,326
  United States.........................................   24,995    17,440    31,223
  Western Europe........................................      594       253       233
  Other.................................................       36       149        70
                                                          -------   -------   -------
     Net sales..........................................  $41,333   $37,508   $44,511
                                                          =======   =======   =======

NOTE 16 -- CONTINGENCIES:

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

     At March 31, 2005, management was unaware of any additional litigation matters. However, from time to time, the Company is subject to legal proceedings and potential claims arising from contractual agreements in the ordinary course of business. The Company believes there are no such matters pending against it that could have, individually or in the aggregate, a material adverse effect on its financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED):

     A capsule summary of the Company's unaudited quarterly results for 2005 and 2004 is presented below:

                                      FIRST          SECOND         THIRD          FOURTH         TOTAL
                                     QUARTER        QUARTER        QUARTER        QUARTER          YEAR
                                   ------------   ------------   ------------   ------------   ------------
2005(1)(2)
Net sales........................  $      8,281   $      9,071   $     10,783   $     13,198   $     41,333
Gross profit.....................           781            953          2,572          3,234          7,540
Income (loss) from continuing
  operations.....................          (749)           392            (90)           743            296
Loss (income) from discontinued
  operations.....................          (228)            (9)            69         (3,034)        (3,202)
Net (loss) income................          (977)           383            (21)        (2,291)        (2,906)
Per share:
  Basic
  Income (loss) from continuing
    operations...................          (.45)           .23           (.05)           .44            .17
  (Loss) income from discontinued
    operations...................          (.14)           .01            .04          (1.79)         (1.90)
  Net (loss) income..............          (.58)           .23           (.01)         (1.35)         (1.73)
  Diluted
  Income (loss) from continuing
    operations...................          (.45)           .23           (.05)           .42            .17
  Income (loss) from discontinued
    operations...................          (.14)           .01            .04          (1.73)         (1.86)
  Net (loss) income..............          (.58)           .23           (.01)         (1.31)         (1.69)
Market price range of common
  stock..........................   11.95-10.70    12.00-10.95    14.79-11.40    17.80-12.77    17.80-10.70
2004(1)(2)
Net sales........................  $      7,746   $     11,226   $      8,891   $      9,645   $     37,508
Gross profit.....................           609          2,502            980          1,799          5,890
(Loss) income from continuing
  operations.....................          (579)           326           (719)           140           (832)
Loss from discontinued
  operations.....................          (126)          (117)           (30)           (56)          (329)
Net (loss) income................          (705)           209           (749)            84         (1,161)
Per share:
  Basic
  (Loss) income from continuing
    operations...................          (.35)           .20           (.44)           .08           (.51)
  Loss from discontinued
    operations...................          (.08)          (.07)          (.02)          (.03)          (.20)
  Net (loss) income..............          (.43)           .13           (.46)           .05           (.71)
  Diluted
  (Loss) income from continuing
    operations...................          (.35)           .20           (.44)           .08           (.51)
  Loss from discontinued
    operations...................          (.08)          (.07)          (.02)          (.03)          (.20)
  Net (loss) income..............          (.43)           .13           (.46)           .05           (.71)
Market price range of common
  stock..........................     9.20-7.06      9.65-8.35     10.58-8.65    11.70-10.00     11.70-7.06

---------------

(1) The financial data presented for the first quarter of 2005 and all four quarters of 2004 has been restated to reflect the change in accounting for revenue recognition. (See Note 1 to the Consolidated Financial Statements).

(2) The financial data presented for the first three quarters of 2005 and all four quarters of 2004 has been restated to reflect the results of Graham Vacuum and Heat Transfer as discontinued operations. (See Note 2 to the Consolidated Financial Statements).

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Graham Corporation
Batavia, New York

     We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, during the year ended March 31, 2005, the Company changed its method of accounting for construction-type contracts and, retroactively, restated the 2004 and 2003 financial statements for the change.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 15, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's President and Chief Executive Officer and its Vice President-Finance and Chief Financial Officer each have independently evaluated the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and each regards such controls as effective as of the end of the period covered by this Annual Report on Form 10-K.

     There have been no significant changes to the internal control over financial reporting during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

     There have been no significant changes to any such controls or in other factors that could significantly affect such controls, subsequent to the date of their evaluation by each of the CEO and the CFO.

ITEM 9B.  OTHER INFORMATION

     (Not applicable).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Except as otherwise stated specifically in this response to Item 10, the information called for under this Item is set forth in statements under "Election of Directors" and "Executive Officers" of the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

     Code of Ethics. The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, controller and others performing similar functions. The Code of Ethics is available on the Company's website at www.graham-mfg.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for under this Item is set forth in statements under "Compensation of Directors" of the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders and also under "Executive Compensation" of such proxy statement, which statements are hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Except as set forth below, the information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

                                                       EQUITY COMPENSATION PLAN INFORMATION
                                     ------------------------------------------------------------------------
                                               (A)                     (B)                      (C)
                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES TO                           FUTURE ISSUANCE UNDER
                                         BE ISSUED UPON          WEIGHTED AVERAGE       EQUITY COMPENSATION
                                     EXERCISE OF OUTSTANDING    EXERCISE PRICE OF        PLANS (EXCLUDING
                                        OPTIONS, WARRANTS      OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                              AND RIGHTS          WARRANTS AND RIGHTS          COLUMN (A))
-------------                        -----------------------   --------------------   -----------------------
Equity compensation plans approved
  by security holders..............          191,005                  $12.40                  80,050
Equity compensation plans not
  approved by security holders.....                0                       0                       0
                                             -------                  ------                  ------
Total..............................          191,005                  $12.40                  80,050
                                             =======                  ======                  ======

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The information called for under this Item is set forth in statements under "Security Ownership of Certain Beneficial Owners and Management", "Election of Directors" and "Executive Compensation" of the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

(C) CHANGES IN CONTROL

     (Not applicable).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for under this Item is set forth in statements under "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for under this Item is set forth in statements under "Principal Accountant Fees and Services" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders, which statements are hereby incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following are Financial Statements and related information filed as part of this Annual Report on Form 10-K.

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Consolidated Statements of Operations for the Fiscal Years
     ended March 31, 2005, 2004 and 2003.........................          18
(B)  Consolidated Balance Sheets as of March 31, 2005 and 2004...          19
(C)  Consolidated Statements of Cash Flows for the Fiscal Years
     ended March 31, 2005, 2004 and 2003.........................          20
(D)  Consolidated Statements of Changes in Shareholders' Equity
     for the Fiscal Years ended March 31, 2005, 2004 and 2003....          21
(E)  Notes to Consolidated Financial Statements..................          22
(F)  Quarterly Financial Data....................................          42
(G)  Report of Independent Registered Public Accounting Firm.....          43

     (a) (2) In addition to the above, the following Financial Statement Schedules and related information are required to be filed as part of this Annual Report on Form 10-K:

                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------
(A)  Report of Independent Registered Public Accounting Firm on          47
     Financial Statement Schedules...............................
     Financial Statement Schedules for the Fiscal Years ended
     March 31, 2005, 2004 and 2003 as follows:
     (ii) Valuation and Qualifying Accounts (Schedule II)........        48

     Other financial statement schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the required information is shown in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Graham Corporation
Batavia, New York

     We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the "Company") as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005, and have issued our report thereon dated June 15, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning a change in accounting method for construction-type contracts in 2005); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 15, 2005

                      GRAHAM CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ----------   ----------   ----------
Year ended March 31, 2005
  Reserves deducted from the asset to
     which they apply:
     Reserve for doubtful accounts
       receivable.......................     $ 75         $ 16         $(32)(c)    $ (31)        $ 28
  Reserves included in the balance sheet
     caption
     Accrued expenses
       Restructuring reserve............      153          401                      (412)         142
                                             ----         ----         ----        -----         ----
                                             $228         $417         $(32)       $(443)        $170
                                             ====         ====         ====        =====         ====
Year ended March 31, 2004
  Reserves deducted from the asset to
     which they apply:
     Reserve for doubtful accounts
       receivable.......................     $ 35         $ 35         $  6(a)     $  (1)        $ 75
  Reserves included in the balance sheet
     caption
     Accrued expenses
       Restructuring reserve............      390           10                      (247)         153
                                             ----         ----         ----        -----         ----
                                             $425         $ 45         $  6        $(248)        $228
                                             ====         ====         ====        =====         ====
  Reserves deducted from the asset to
     which they apply:
     Reserve for doubtful accounts
       receivable.......................     $ 76         $ (4)(b)     $  5(a)     $ (42)        $ 35
  Reserves included in the balance sheet
     caption
     Accrued expenses
       Restructuring reserve............        0          658                      (268)         390
                                             ----         ----         ----        -----         ----
                                             $ 76         $654         $  5        $(310)        $425
                                             ====         ====         ====        =====         ====

---------------
Notes:

(a) Represents a bad debt recovery and a foreign currency translation adjustment.

(b)  Represents a reversal of the reserve.

(c) Represents a bad debt recovery and a reduction due to the liquidation of Graham Vacuum and Heat Transfer Limited.

     (a) (3) The following exhibits are required to be filed by Item 15(c) of Form 10-K:

EXHIBIT NO.
-----------
     *3.1     Certificate of Incorporation of Graham Corporation
     +3.2     By-laws of Graham Corporation, as amended
     *4.1     Certificate of Incorporation of Graham Corporation
    **4.2     Stockholder Rights Plan of Graham Corporation
  ***10.1     1989 Stock Option and Appreciation Rights Plan of Graham
                Corporation
 ****10.2     1995 Graham Corporation Incentive Plan to Increase
                Shareholder Value
 ++++10.3     Graham Corporation Outside Directors' Long-Term Incentive
                Plan
    #10.4     Employment Contracts between Graham Corporation and Named
                Executive Officers
    +10.5     Senior Executive Severance Agreements with Named Executive
                Officers
   ++10.6     2000 Graham Corporation Incentive Plan to Increase
                Shareholder Value
  +++10.7     Long-Term Stock Ownership Plan of Graham Corporation
   ##10.8     Directors' Indemnification Agreements
     10.9     Amended and Restated Credit Facility Agreement and First,
                Second and Third Amendments dated 2002, 2004 and 2005,
                respectively
  ###10.10    Fourth Amendment to Credit Facility Agreement
     11       Statement regarding computation of per share earnings
                Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements
 ####14       Code of Ethics
     23.1     Consent of Deloitte & Touche LLP
     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer
     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer
     32       Section 1350 Certifications

---------------
   + Incorporated herein by reference from the Quarterly Report of Registrant on Form 10-Q for the quarterly period ended June 30, 2004.

  ++ Incorporated herein by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

 +++ Incorporated herein by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

++++ Incorporated herein by reference from the Current Report on Form 8-K of Registrant filed on March 9, 2005.

   * Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the year ended December 31, 1989.

  ** Incorporated herein by reference from the Registrant's Current Report on Form 8-K dated August 23, 2000 and Registrant's Form 8-A dated September 15, 2000.

 *** Incorporated herein by reference from the Registrant's Proxy Statement for its 1990 Annual Meeting of Shareholders.

**** Incorporated herein by reference from the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders.

   # Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for fiscal year ended March 31, 1998 and Current Report on Form 8-K of Registrant filed on December 2, 2004.

  ## Incorporated herein by reference from the Quarterly Report of Registrant on Form 10-Q for the quarterly period ended December 31, 2004.

 ### Incorporated herein by reference from the Current Report on Form 8-K of Registrant filed on June 15, 2005.

#### Incorporated herein by reference from the Annual Report of Registrant on Form 10-K for the fiscal year ended March 31, 2004.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRAHAM CORPORATION

DATE:  June 15, 2005
                                          By /s/      J. RONALD HANSEN

                                            ------------------------------------
                                                      J. Ronald Hansen
                                               Vice President -- Finance &
                                                      Administration
                                               and Chief Financial Officer
                                              (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      SIGNATURE
                                      ---------



              /s/ WILLIAM C. JOHNSON                   President and Chief Executive      June 15, 2005
---------------------------------------------------      Officer; Director
                William C. Johnson

               /s/ J. RONALD HANSEN                    Vice President -- Finance &        June 15, 2005
---------------------------------------------------      Administration
                 J. Ronald Hansen                        and Chief Financial Officer
                                                         (Principal Accounting
                                                         Officer)

             /s/ CORNELIUS S. VAN REES                 Director                           June 15, 2005
---------------------------------------------------
               Cornelius S. Van Rees

               /s/ JERALD D. BIDLACK                   Director; Chairman of the Board    June 15, 2005
---------------------------------------------------
                 Jerald D. Bidlack

               /s/ HELEN H. BERKELEY                   Director                           June 15, 2005
---------------------------------------------------
                 Helen H. Berkeley

               /s/ H. RUSSEL LEMCKE                    Director                           June 15, 2005
---------------------------------------------------
                 H. Russel Lemcke

             /s/ WILLIAM C. DENNINGER                  Director                           June 15, 2005
---------------------------------------------------
               William C. Denninger

               /s/ JAMES J. MALVASO                    Director                           June 15, 2005
---------------------------------------------------
                 James J. Malvaso

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                              --------------------


                                    EXHIBITS

                                   filed with

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       of

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED March 31, 2005


                              --------------------


                               GRAHAM CORPORATION


================================================================================