Form 10-Q
period 2005-06-30
GRAHAM CORP
filed 2005-08-03
CIK 716314

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                 to
Commission File Number 1-8462
GRAHAM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	16-1194720

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 FLORENCE AVENUE, BATAVIA, NEW YORK	14020

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including Area Code 585-343-2216

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
YES ☑          NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
Yes ☐          No ☑
     As of July 22, 2005, there were outstanding 1,747,932 shares of common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of and for the Three-Month Period Ended June 30, 2005

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2005
PART I — FINANCIAL INFORMATION
(Dollar amounts in thousands except per share data)

Item 1.
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$1,421	$724
Investments	5,472	1,993
Trade accounts receivable, net of allowances ($39 and $28 at June 30 and March 31, 2005, respectively)	6,439	10,026
Unbilled revenue	2,901	3,620
Inventories, net	4,423	4,823
Domestic and foreign income taxes receivable	47	45
Deferred income tax asset	696	719
Prepaid expenses and other current assets	348	139

Total current assets	21,747	22,089
Property, plant and equipment, net	7,568	7,649
Deferred income tax asset	3,399	3,747
Other assets	44	44

Total assets	$32,758	$33,529

liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	—	1,872
Current portion of long-term debt	49	48
Accounts payable	3,759	3,374
Accrued compensation	2,932	2,802
Accrued expenses and other liabilities	1,435	1,494
Customer deposits	876	1,295

Total current liabilities	9,051	10,885

Long-term debt	63	44
Accrued compensation	229	213
Other long-term liabilities	316	364
Accrued pension liability	3,217	3,141
Accrued postretirement benefits	2,274	2,304

Total liabilities	15,150	16,951

Stockholders’ equity:
Preferred stock, $1 par value -
Authorized, 500,000 shares
Common stock, $.10 par value -
Authorized, 6,000,000 shares Issued, 1,840,055 and 1,796,740 shares at June 30 and March 31, 2005, respectively	184	180
Capital in excess of par value	5,958	5,553
Retained earnings	14,699	14,082
Accumulated other comprehensive loss
Minimum pension liability adjustment	(1,698)	(1,698)
Cumulative foreign currency translation adjustment	(1)	—

Less:	19,142	18,117
Treasury stock (99,123 shares at June 30 and March 31, 2005)	(1,385)	(1,385)
Notes receivable from officers and directors	(149)	(154)

Total stockholders’ equity	17,608	16,578

Total liabilities and stockholders’ equity	$32,758	$33,529

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended
	June 30,
	2005	2004

Net sales	$11,749	$8,281

Cost and expenses:
Cost of products sold	8,411	7,500
Selling, general and administrative	2,253	1,961
Interest expense	5	5

Total costs and expenses	10,669	9,466

Income (loss) from continuing operations before income taxes	1,080	(1,185)
Provision (benefit) for income taxes	377	(436)

Income (loss) from continuing operations	703	(749)
Loss from discontinued operations (net of income tax benefit of $101)	—	(228)

Net income (loss)	703	(977)
Retained earnings at beginning of period	14,082	17,322
Dividends	(86)	(83)

Retained earnings at end of period	$14,699	$16,262

Per Share Data:
Basic:
Income (loss) from continuing operations	$.41	$(.45)

Loss from discontinued operations	$—	$(.14)

Net income (loss)	$.41	$(.58)

Diluted:
Income (loss) from continuing operations	$.39	$(.45)

Loss from discontinued operations	$—	$(.14)

Net income (loss)	$.39	$(.58)

Per Share Data – Pro Forma Post-Split Basis
(Note 13):
Basic:
Income (loss) from continuing operations	$.20	$(.22)

Loss from discontinued operations	$—	$(.07)

Net income (loss)	$.20	$(.29)

Diluted:
Income (loss) from continuing operations	$.20	$(.22)

Loss from discontinued operations	$—	$(.07)

Net income (loss)	$.20	$(.29)

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands except per share data)

	Three Months Ended
	June 30,
	2005	2004
Operating activities:
Income (loss) from continuing operations	$703	$(749)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	195	195
Discount accretion on investments	(20)	(10)
Gain on disposal of property, plant and equipment	(3)	—
Deferred income taxes	371	(436)
(Increase) decrease in operating assets:
Accounts receivable	3,587	2,483
Unbilled revenue	719	—
Inventories	400	(49)
Domestic and foreign income taxes receivable/payable	(1)	(3)
Prepaid expenses and other current and non-current assets	(212)	(189)
Increase (decrease) in operating liabilities:
Accounts payable	385	(811)
Accrued compensation, accrued expenses and other current and non-current liabilities	21	(258)
Customer deposits	(419)	229
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	62	(126)

Total adjustments	5,085	1,025

Net cash provided by continuing operations	5,788	276
Net cash provided by discontinued operations	—	33

Net cash provided by operating activities	5,788	309

Investing activities:
Purchase of property, plant and equipment	(81)	(27)
Collection of notes receivable from officers and directors	4	8
Purchase of investments	(5,459)	(2,692)
Redemption of investments at maturity	2,000	3,503

Net cash (used) provided by investing activities of continuing operations	(3,536)	792
Net cash used by investing activities of discontinued operations	—	(38)

Net cash (used) provided by investing activities	(3,536)	754

Financing activities:
Decrease in short-term debt, net	(1,872)	—
Principal repayments on long-term debt	(8)	(10)
Issuance of common stock	410	—
Dividends paid	(84)	(83)

Net cash used by financing activities of continuing operations	(1,554)	(93)
Net cash used by financing activities of discontinued operations	—	(327)

Net cash used by financing activities	(1,554)	(420)

Effect of exchange rate on cash	(1)	—

Net increase in cash and equivalents	697	643
Cash and cash equivalents at beginning of period	724	467

Cash and cash equivalents at end of period	$1,421	$1,110

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(Dollar amounts in thousands except per share data)
NOTE 1 – BASIS OF PRESENTATION
     The financial statements have been prepared in accordance with the Company’s accounting policies, are based in part on estimates and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2005.
     The results of operations for the three months ended June 30, 2005 and cash flows for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for other interim periods or for the year ending March 31, 2006.
NOTE 2 – CHANGE IN ACCOUNTING FOR REVENUE RECOGNITION
     During the second quarter of fiscal year 2005, the Company changed its method of recognizing revenue for certain contracts from the completed contract to the percentage-of-completion method. Formerly, only contracts with a planned manufacturing process in excess of three months and with revenue of at least $1,000 and 500 pounds sterling, in the U.S. and U.K. operating segments, respectively, were accounted for under the percentage-of-completion method. With the change, all contracts with a planned manufacturing process of four weeks or more (which approximates 575 direct labor hours) and without a dollar threshold are accounted for using the percentage-of-completion method. The Company believes this is a preferable accounting method for these contracts because it measures revenue, costs of products sold and related income on construction type contracts based on progress on the contracts, thus providing a better measure of the earnings process on a more timely basis. The Company extended its scope of contracts accounted for using the percentage-of-completion method at that time because management believed that the effects on the financial statements of applying the completed contract method on these contracts could begin to vary materially from the effects of applying the percentage-of-completion method. The majority of the Company’s contracts have a planned manufacturing process of less than four weeks, and are accounted for using the completed contract method. The financial results for the three months ended June 30, 2004 have been restated to reflect this change. The impact of the change on net sales, cost of products sold, benefit for income taxes, loss from continuing operations, net loss, loss from continuing operations per share and net loss per share for the prior period presented is as follows:

	Three Months Ended
	June 30, 2004
	Amounts Reported Using
	Percentage of	Completed Contract
	Completion Method	Method	Difference
Net sales	$8,281	$7,761	$520
Cost of products sold	$7,500	$7,124	$376
Benefit for income taxes	$(436)	$(458)	$22
Loss from continuing operations	$(749)	$(870)	$121
Net loss	$(977)	$(1,098)	$121
Loss from continuing operations per share
Basic	$(.45)	$(.52)	$.07
Diluted	$(.45)	$(.52)	$.07
Net loss per share
Basic	$(.58)	$(.66)	$.08
Diluted	$(.58)	$(.66)	$.08
NOTE 3 — INVENTORIES
     Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Condensed Consolidated Balance Sheets. Unbilled revenue in the Condensed Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for on the percentage-of-completion method. For contracts accounted for on the percentage-of–completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Condensed Consolidated Balance Sheets.
     Major classifications of inventories are as follows:

	June 30,	March 31,
	2005	2005
Raw materials and supplies	$1,801	$2,098
Work in process	1,797	1,421
Finished products	1,343	1,566

	4,941	5,085
Less — progress payments	518	262

	$4,423	$4,823

NOTE 4 – STOCK-BASED COMPENSATION:
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $16 per unit or the stock price at the date of grant in accordance with the terms of the Long-Term Incentive Plan.
     Under the intrinsic value method, no compensation expense has been recognized for the Company’s stock option plans. Since no options were granted and all options are fully vested, net income (loss) as reported and on a pro forma basis for the three months ended June 30, 2005 and 2004 are the same.
NOTE 5 — INCOME (LOSS) PER SHARE:
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

	Three Months Ended
	June 30,
	2005	2004
Basic income (loss) per share
Numerator:
Income (loss) from continuing operations	$703	$(749)

Denominator:
Weighted common shares outstanding	1,720,161	1,658,327
Share equivalent units (“SEUs”)	13,113	16,437

Weighted average common shares and SEUs	1,733,274	1,674,764

Basic income (loss) per share from continuing operations	$.41	$(.45)

Diluted income (loss) per share

Numerator:
Income (loss) from continuing operations	$703	$(749)

Denominator:
Weighted average shares and SEUs outstanding	1,733,274	1,674,764
Stock options outstanding	62,806	—
Contingently issuable SEUs	24	—

Weighted average common and potential common shares outstanding	1,796,104	1,674,764

Diluted income (loss) per share from continuing operations	$.39	$(.45)

     Certain options to purchase shares of common stock, which totaled 23,850 and 191,295 at June 30, 2005 and 2004, respectively, were not included in the above computation of diluted income (loss) per share as the effect would be anti-dilutive.
     A reconciliation of the numerators and denominators of basic and diluted income (loss) per share on a pro forma post-split basis (Note 13) is presented below:

	Three Months Ended
	June 30,
	2005	2004
Basic income (loss) per share

Numerator:
Income (loss) from continuing operations	$703	$(749)

Denominator:
Weighted common shares outstanding	3,440,322	3,316,654
Share equivalent units (“SEUs”)	26,226	32,874

Weighted average common shares and SEUs	3,466,548	3,349,528

Basic income (loss) per share from continuing operations	$.20	$(.22)

Diluted income (loss) per share

Numerator:
Income (loss) from continuing operations	$703	$(749)

Denominator:
Weighted average shares and SEUs outstanding	3,466,548	3,349,528
Stock options outstanding	125,612	—
Contingently issuable SEUs	48	—

Weighted average common and potential common shares outstanding	3,592,208	3,349,528

Diluted income (loss) per share from continuing operations	$.20	$(.22)

     Certain options to purchase shares of common stock, which totaled 47,700 and 382,590 at June 30, 2005 and 2004, respectively, were not included in the above computation of diluted income (loss) per share as the effect would be anti-dilutive.
NOTE 6 – PRODUCT WARRANTY LIABILITY
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2005	2004
Balance at beginning of period.	$255	$242
Expense for product warranties	126	62
Product warranty claims paid	(82)	(38)

Balance at end of period	$299	$266

NOTE 7 — CASH FLOW STATEMENT
     Interest paid from continuing operations was $11 and $5 for the three months ended June 30, 2005 and 2004, respectively. In addition, income taxes refunded from continuing operations were $5 and $10 for the three months ended June 30, 2005 and 2004, respectively.
     Non-cash activities during the three months ended June 30, 2005 and 2004 included dividends of $86 and $83, respectively, which were recorded but not paid. In addition, in the first quarter of fiscal year 2005, capital expenditures totaling $27 were financed through the issuance of capital leases.
NOTE 8 — COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) was as follows:

	Three Months Ended
	June 30,
	2005	2004

Net income (loss)	$703	$(977)

Other comprehensive income:
Foreign currency translation adjustment	(1)	(34)

Total comprehensive income (loss)	$702	$(1,011)

NOTE 9 – EMPLOYEE BENEFIT PLANS
     The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2005	2004

Service cost	$108	$118
Interest cost	218	244
Expected return on assets	(189)	(226)
Amortization of:
Transition asset		(4)
Unrecognized prior service cost	1	1
Actuarial loss	75	76

Net pension cost	$213	$209

     The Company made contributions of $144 to its defined benefit pension plan in the first quarter of fiscal year 2006. The Company expects its contributions to the plan for the balance of fiscal year 2006 to be approximately $431.
     The components of the postretirement benefit income are as follows:

	Three Months Ended
	June 30,
	2005	2004

Service cost	$—	$—
Interest cost	19	18
Amortization of prior service cost	(43)	(41)
Amortization of actuarial loss	4	6

Net postretirement benefit income	$(20)	$(17)

     The Company paid benefits of $10 related to its postretirement benefit plan in the first quarter of fiscal year 2006. The Company expects to pay benefits of approximately $143 for the balance of fiscal year 2006.
NOTE 10 – Discontinued Operations
     On March 15, 2005, the Company’s Board of Directors approved a plan to dispose of its U.K. operations by making available for sale the Company’s wholly-owned subsidiary, Graham Vacuum and Heat Transfer Limited (“GVHT”) and all its subsidiaries, including GVHT’s operating subsidiary Graham Precision Pumps Limited (“GPPL”) in Congleton, Cheshire, U.K. and to offer them for sale. On March 24, 2005, the principal creditor of the U.K. companies, National Westminster Bank, exercised its right to appoint a receiver for GVHT and GPPL to sell the U.K. companies. The appointment of a receiver resulted in the liquidation of the assets of the U.K. companies, which was completed in May 2005. GPPL manufactured liquid ring vacuum pumps and complete vacuum pump systems used in the chemical, petrochemical, petroleum refining and power industries. The results of operations for the three months ended June 30, 2004 have been restated to reflect the U.K. operations as a discontinued operation.
NOTE 11 – CONTINGENCIES
     The Company has been named as a defendant in certain lawsuits wherein the respective plaintiffs allege personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these suits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits naming the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. Neither the outcome of these claims nor the potential for liability is determinable.
     At June 30, 2005, management was unaware of any additional litigation matters. However, from time to time, the Company is subject to legal proceedings and potential claims arising from contractual agreements in the ordinary course of business. The Company believes there are no such matters pending against it that could have, individually or in the aggregate, a material adverse effect on its business or financial condition.
NOTE 12 – ACCOUNTING AND REPORTING CHANGES
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during the Company’s fiscal year 2007. The Company believes the adoption of this Statement will result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity. Management has not determined the impact on the Consolidated Financial Statements of adopting this Statement.

     The FASB also issued in December 2004, SFAS No. 123R, “Share-Based Payment”. This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123(R), but cannot yet estimate the effect of adopting SFAS No. 123(R) as it has not yet selected the method of adoption or an option-pricing model and has not yet finalized estimates of its expected forfeitures. For additional information, see Note 4, “Stock-Based Compensation”, of the Notes to Condensed Consolidated Financial Statements.
     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective for the Company for the year ending March 31, 2006. The Company is currently evaluating the impact this Interpretation will have on the Company’s financial position, results of operation and cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. In addition, the Statement requires restatement of previously issued financial statements when reporting the correction of an error. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
NOTE 13 – SUBSEQUENT EVENTS
     In July 2005, the Company entered into a new revolving credit facility agreement that provides a line of credit of up to $13,000, including a letter of credit limit of $8,000, through October 31, 2008. The agreement allows the Company to borrow at prime minus a variable percentage or LIBOR plus a variable percentage based upon the ratio of total liabilities to tangible net worth. The Company has the option of choosing an interest rate based on the prime rate or the LIBOR rate. The agreement allows the Company at any time to convert balances outstanding not less than $2,000 and up to $9,000 with a two-year term loan. This conversion feature is available though October 31, 2008.
     On July 28, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split will be effected as a stock dividend, and stockholders will receive one additional share of common stock for every share of common stock held on the record date of September 1, 2005. The Company expects that the new common shares will be distributed on or about October 3, 2005. Fractional shares will be paid in cash based upon the closing price of the Company’s common stock on September 1, 2005. Pro forma income (loss) per share amounts are disclosed in the Statement of Operations and Retained Earnings and Note 5 to the Condensed Consolidated Financial Statements to give effect to the two-for-one split.

Item 2.
GRAHAM CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Dollar amounts in thousands except per share data)
OVERVIEW
     Graham Corporation (“Graham”, the “Corporation” or the “Company”) is located in Batavia, New York. Formerly, the Company had an operating subsidiary located in the United Kingdom that manufactured vacuum equipment. In March 2005, Graham’s Board of Directors approved a plan to dispose of the U.K. operations, which resulted in the disposition of the U.K. operations in May 2005. As a result of the disposition, the U.K. operations are presented as a discontinued operation in the Consolidated Statements Of Operations and Retained Earnings and Consolidated Statements Of Cash Flows for the three months ended June 30, 2004.
     Graham’s current fiscal financial reporting year commenced April 1, 2005 and will end March 31, 2006.
     Graham Corporation is a global designer, manufacturer and supplier of ejectors, pumps, condensers and heat exchangers. The principle markets for the Company’s equipment, which may be sold either as components or complete units, are the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Graham equipment can also be found in diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, drugs, heating, ventilating and air conditioning.
     Because Graham’s products are capital goods, industrial downturns can have a major impact on sales. The current level of inquiries for Graham’s products gives the Company reason to believe that it has entered an up cycle for capital spending, which it believes should continue to positively impact its business for the immediate future. Global growth and expansion in oil refineries, petrochemical plants and power generation are driving current demand for Graham products.
FORWARD-LOOKING STATEMENTS
     Certain statements contained in this document, including in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical facts, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, in general, predict, forecast, indicate or imply future results, performance or achievements and generally use words such as “anticipates,” “expects,” “believes,” “estimates,” “intends,” and similar expressions to identify such statements. Numerous important factors which involve risks and uncertainties, including but not limited to the Company’s strategy to build its global sales representative channel, the effectiveness of automation in its operations, the ability to improve its cost competitiveness, customer preferences and changes in market conditions in the industries in which the Company operates, and other factors discussed in the Company’s filings with the Securities and Exchange Commission, in the future, could affect the Company’s actual results and could cause its actual consolidated results to differ materially from those expressed in any forward-looking statement made by the Company.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
     The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
     Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has discussed each of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition – The Corporation recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to a specific date to management’s estimate of total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known.
     Revenue on other contracts (less than four weeks in duration, which approximates less than 575 direct labor hours) not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the Company’s contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the use of the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further material obligations under the contract after the revenue is recognized.
Pension and Postretirement Benefits – The Company’s defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions are reviewed annually by the Company and include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. The Company bases the discount rate assumption for its plans on the AA-rated corporate long-term bond yield rate. The long-term expected rate of return on plan assets is based on the plan’s asset allocation, historical returns and management’s expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on the Company’s long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.
     To the extent that actual results differ from the Company’s assumptions, the differences are reflected as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net recognized gains and losses exceed 10% of the greater of the plan’s projected benefit obligation or the market-related value of assets. Significant differences in actual experience or significant changes in future assumptions would affect the

Company’s pension and postretirement benefit costs and obligations.
RESULTS OF OPERATIONS
     For an understanding of the significant factors that influenced the Company’s performance, the following discussion should be read in conjunction with the quarterly condensed consolidated financial statements and the notes to condensed consolidated financial statements contained in this report.
(Dollar amounts in thousands except per share data)

	Three Months Ended
	June 30,
	2005	2004

Net sales	$11,749	$8,281
Income (loss) from continuing operations	$703	$(749)
Diluted income (loss) per share from continuing operations	$0.39	$(0.45)
Identifiable assets	$32,758	$33,529
     Sales for the quarter ended June 30, 2005 were $11,749, as compared to $8,281 for the quarter ended June 30, 2004. This represents a 42% increase in sales. The growth in sales came from increases in both domestic and export business, with export sales to Canada, Asia and the Middle East having the greatest improvement compared with the quarter ended June 30, 2004. Sales, by product, were up due to significantly greater demand for Graham’s condensers and replacement parts. Condenser sales increased about $3,597 or 527%. Capital spending in the refinery, power and chemical/petrochemical markets is driving this demand. The Company anticipates this trend to be sustained for at least the immediate future. Replacement part sales were up $1,510 or about 91%. This increase was due substantially to one unusually large replacement order. Partially offsetting these increases were declines in ejector and vacuum pump sales, as compared with the quarter ended June 30, 2004. Vacuum pump sales were down due to the disposal of Graham’s U.K. pump manufacturing operation, which occurred in the fourth quarter of fiscal year 2005. Fewer ejector sales were a matter of timing of shipments. Both pump and ejector sales are expected to rebound as the year continues.
     The gross profit margin for the current quarter was 28%, as compared to 9% for the quarter ended June 30, 2004. The improvement in the gross profit margin for the quarter was due to greater sales volume, selling price increases, and improved product mix.
     Selling, general and administrative expenses were 19% of sales for the current quarter, as compared to 24% for the quarter ended June 30, 2004. Selling, general and administrative expenses were down as a percentage of sales due to greater sales.

     Actual expenses for the current quarter increased due to greater sales activity, Sarbanes-Oxley compliance costs and costs associated with the reorganization along business unit lines.
     Interest expense was $5 for both quarters ended June 30, 2005 and 2004.
     The effective income tax rate for the quarter was 35%, as compared to 37% at June 30, 2004. Both quarterly rates approximate statutory rates.
     Income for the current period from continuing operations and net income for the quarter was $703 or $0.39 per diluted share. Loss from continuing operations and the net loss for the three months ended June 30, 2004 was $749 or $0.45 per diluted share, and $977 or $0.58 per diluted share, respectively. The loss for discontinued operations for the three months ended June 30, 2004 of $228 or $.14 per diluted share represents the operating losses of the U.K. subsidiary that was disposed of in March 2005. There was no loss from discontinued operations in the current quarter.
LIQUIDITY AND CAPITAL RESOURCES
(Dollar amounts in thousands except per share data)

	Three Months Ended
	June 30,
	2005	2004

Working Capital	$12,696	$9,202
Cash and Investments	$6,893	$5,577
Capital Expenditures	$81	$27
Long-Term Bank Borrowings	$—	$—
Capital Leases	$112	$127
Working Capital Ratio	2.4	2.1
Debt/Capitalization	0%	0.5%
Working Capital Ratio equals Current Assets divided by Current Liabilities.
Debt/Capitalization equals Bank Borrowings divided by Stockholders Equity.
     Net cash provided by operating activities was $5,788 for the three months ended June 30, 2005, as compared with net cash provided from continuing operations of $276 for the three months ended June 30, 2004. The Company believes that this significant increase is an indication of greatly improved business conditions. The increase in cash provided by operations was due to net income of $703 for the current quarter, as compared to a loss from continuing operations of $749 for the three months ended June 30, 2004, and reduced working capital. For the quarter ended June 30, 2004, cash generated through reductions in trade accounts receivable was used to fund operating losses and reduce current liabilities, thus resulting in minimal net cash generated from operations.
     Net cash generated from operations in excess of cash held for near term needs was invested in marketable securities. Graham’s investments in marketable securities consist of U.S.

Government instruments with maturity periods of 91 to 120 days, in general. Investments increased $3,479 from March 31, 2005 and $977, as compared to June 30, 2004. Investments decreased $801 from March 31, 2004 to June 30, 2004.
     In the first quarter, short-term debt of $1,872 was paid off. Excluding capital lease obligations of $112, all of the Company’s short-term and long-term debt was retired as of June 30, 2005.
     In June 2005, the Company amended its credit facility to increase its letter of credit capacity from $4,000 to $8,000. In July 2005, the Company entered into a new three-year credit agreement with its bank, which credit facility replaced in its entirety, the Company’s prior facility. Both financing activities were conducted to meet the anticipated increase in orders. The Company’s new credit facility includes a credit capacity of $13,000, which includes a letter of credit limit of $8,000, with interest rates ranging from a maximum rate of prime less 0.25% to prime less 1% or a LIBOR-based rate of LIBOR plus 2% to LIBOR plus 1%. The range in borrowing rates is determined by the ratio of total liabilities to tangible net worth. The Company has the option of choosing an interest rate based on the prime rate or the LIBOR rate.
     In addition to the possible need to increase working capital over fiscal year 2005 to finance increased business, other anticipated uses of cash include a capital expenditure program of up to $2,000 and paying quarterly dividends to stockholders. A significant portion of the capital expenditure budget is appropriated for information technology and software expenditures that the Company believes will enhance its engineering and design productivity. Capital expenditures for the first quarter of fiscal year 2006 were $81, as compared to $27 for continuing operations in the quarter ended June 30, 2004. The Company currently has entered into commitments to purchase approximately $1.0 million of capital expenditures. Graham continues to review its financing options with respect to its fiscal year 2006 capital expenditure program and strategic growth objectives.
     Graham believes its cash from operations and available debt capacity will be adequate to meet its cash needs to carry out its strategic plans and operations, including planned capital spending, in fiscal year 2006.
     Total cash provided from operating activities by discontinued operations in the quarter ended June 30, 2004 was $33. The discontinued operation invested $38 in capital expenditures and disbursed $327 for financing activities to reduce bank debt.
     In the current quarter, Graham generated $410 from the issuance of common stock in conjunction with the exercising of stock options. No stock options were exercised in the quarter ended June 30, 2004.

ORDERS AND BACKLOG
     Orders for the current quarter were $20,425, as compared to $13,487 for the quarter ended June 30, 2004, representing a 51% increase. Orders represent requests received from customers for the supply of goods and/or services from the Company. The Company believes that customer orders can be a significant indicator of its future performance. Management believes the Company’s strong first quarter bookings reflect an increase in overall market activity.
     Backlog was $31,145 at June 30, 2005, as compared to $18,776 at June 30, 2004, representing a 66% increase. Backlog represents the total dollar value of orders received for which revenue has not yet been recognized. Orders for surface condensers and ejectors in the current quarter increased 36% and 126%, respectively, over the quarter ended June 30, 2004 due largely to the increased demand in major project work in the petrochemical and refinery sectors. Export orders were up 67% and domestic orders were up 28% over the quarter ended June 30, 2004. Export orders for Mexico and the Middle East rose substantially over the quarter ended June 30, 2004. Profit margins on orders in backlog have improved due to price increases and improved product mix.
     All orders in backlog represent orders from traditional markets in the Company’s established product lines. Approximately 36% of the backlog can be attributed to equipment for refinery project work, 38% to petrochemical projects, and 18% to equipment sold to the power sector. Refinery project work is on the increase due to the need for more refinery capacity. This need is being driven by the shortages of refinery capacity resulting from rising oil demand from China and India, the need to upgrade existing refineries so that they can make use of lower grade, high sulfur crude, and the need to revamp refineries to meet environmental regulations pertaining to diesel fuel sulfur content requirements. Most refineries today can only process light, sweet (low sulfur) crude, which is in less supply and more expensive than the high sulfur crude variety. Orders from the petrochemical and power markets are mainly for overseas capacity expansion projects. These orders reflect the improved Asian economy. In recent years there has been minimal capital investments by these sectors.
CONTINGENCIES
     The Company has been named as a defendant in certain lawsuits wherein the respective plaintiffs allege personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these suits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits naming the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. Neither the outcome of these claims nor the potential for liability is determinable.
     At June 30, 2005, management was unaware of any additional litigation matters. However, from time to time, the Company is subject to legal proceedings and potential claims arising from contractual agreements in the ordinary course of business. The Company believes there are no such matters pending against it that could have, individually or in the aggregate, a material adverse effect on its business or financial condition.
NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” This Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during the Company’s fiscal year 2007. The Company believes the adoption of this Statement will result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity. Management has not determined the impact on the Consolidated Financial Statements of adopting this Statement.
     The FASB also issued in December 2004, SFAS No. 123R, “Share-Based Payment”. This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective or the modified retrospective adoption methods. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of

SFAS No. 123(R), but cannot yet estimate the effect of adopting SFAS No. 123(R) as it has not yet selected the method of adoption or an option-pricing model and has not yet finalized estimates of its expected forfeitures. For additional information, see Note 4, “Stock-Based Compensation”, of the Notes to Condensed Consolidated Financial Statements.
     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective for the Company for the year ending March 31, 2006. The Company is currently evaluating the impact this Interpretation will have on the Company’s financial position, results of operation and cash flows.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. This Statement is a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. Additionally, the pronouncement gives guidance in the reporting of a correction of an error by restating previously issued financial statements. The impact on previously issued financial statements can only be determined when specific events covered by this pronouncement are applicable. This Statement will be effective in fiscal years beginning after December 15, 2005.
OFF BALANCE SHEET ARRANGEMENTS
     The Company did not have any off balance sheet arrangements as of June 30, 2005 and 2004.
SUBSEQUENT EVENTS
     On July 28, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split will be effected as a stock dividend, and stockholders will receive one additional share of common stock for every share of common stock held on the record date of September 1, 2005. The Company expects that the new common shares will be distributed on or about October 3, 2005. Fractional shares will be paid in cash based upon the closing price of the Company’s common stock on September 1, 2005. Pro forma earnings per share amounts are disclosed in the Statement of Operations and Retained Earnings and Note 5 to the Condensed Consolidated Financial Statements.

Item 3. MARKET RISK (QUANTITATIVE AND QUALITATIVE DISCLOSURES)
     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which Graham is exposed are:
•	foreign currency exchange rates

•	equity price risk (related to its Long-Term Incentive Plan for Directors)

•	material availability and price risk
     The assumptions applied in preparing the following quantitative disclosures regarding foreign currency exchange rate and equity price risk are based upon volatility ranges experienced in relevant historical periods, management’s current knowledge of the business and market place, and management’s judgment of the probability of future volatility based upon the historical trends and economic conditions of the business.
FOREIGN CURRENCY
     Graham’s international consolidated sales for the past three years approximates 40% of total sales. Operating in world markets involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to compete for orders against competition having a relatively weaker currency. Business lost due to competition for orders against competitors having a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. For both the quarters ended June 30, 2005 and June 30, 2004, there were no sales in foreign currencies from continuing operations. At certain times, the Company may enter into forward foreign currency exchange agreements to hedge its exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     Graham has limited exposure to foreign currency purchases. For the three-month periods ended June 30, 2005 and June 30, 2004, purchases in foreign currencies by continuing operations were 1% and 5% of cost of goods sold, respectively. At certain times, forward foreign currency exchange contracts may be utilized to limit currency exposure.
     At June 30, 2005 and 2004, there were no forward foreign currency exchange contracts held by the Company.
EQUITY PRICE RISK
     The Company has a Long-Term Incentive Plan, which provides for awards of share equivalent units (SEUs) for outside directors based upon the Company’s stock performance. SEUs are valued at fair market value, thereby exposing the Company to equity price risk. Upward adjustment to market value is limited to (a) $16 per unit if at the valuation date the fair market value was less than or equal to $16 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $16 per unit. Gains and losses recognized due to market price changes are included in the Company’s results of operations. Based upon the plan provisions and SEUs outstanding at June 30, 2005 and June 30, 2004 and a $16 per share price, a 50-75% change in the year end market price of the Company’s common stock would positively or (negatively) impact the Company’s income before income taxes as follows:
(Dollar amounts in thousands except per share data)

	Thee months ended
	June 30,
	2005	2004
50% increase	$(2)	$(135)
50% decrease	$137	$135
75% increase	$(2)	$(202)
75% decrease	$206	$202
     Assuming required net income targets are met, certain awards would be provided, and based upon a market price of the Company’s stock of $16 per share, a 50-75% change in the stock price would positively (negatively) impact the Company’s income before income taxes in future years as follows:
(Dollar amounts in thousands except per share data)

March 31,
	2007	2008	2009	2010	2011
50% increase	$(2)	$(2)	$(2)	$(2)	$(2)
50% decrease	$154	$171	$183	$195	$197
75% increase	$(2)	$(2)	$(2)	$(2)	$(2)
75% decrease	$231	$256	$274	$293	$296
MATERIAL AVAILABILITY
     The risks associated with materials include availability and price increases. Material shortages have affected the Company’s ability to meet delivery requirements for certain orders. The Company has identified alternative vendors in such cases and seeks to negotiate escalation provisions in its sales contracts in the event that costs of materials increase. Profit margins on sales would be reduced to the extent rising material costs could not be passed on to Graham’s customers.
Item 4. CONTROLS AND PROCEDURES
     The Company’s President and Chief Executive Officer and its Vice President Finance and Administration, Chief Financial Officer each have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on these reviews, each has determined such controls as effective as of the end of the period covered by this quarterly report on Form 10-Q.
     There have been no changes to the internal control over financial reporting during the quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2005
PART II — OTHER INFORMATION

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

a. See index to exhibits.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
/s/ J. Ronald Hansen
J. Ronald Hansen
Vice President Finance and Administration, Chief Financial Officer (Principal Accounting Officer)

August 2, 2005
Date

INDEX OF EXHIBITS

3.1	Articles of Incorporation of Graham Corporation (filed as Exhibit 3(b) to the Registrant’s annual report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.)

3.2	By-laws of registrant, as amended (filed as Exhibit 3(ii) to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

4.1	Certificate of Incorporation, as amended, of Registrant (filed as Exhibit 3(a) to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.)

4.2	Stockholder Rights Plan of Graham Corporation (filed as Item 5 to Registrant’s current report filed on Form 8-K on August 23, 2000 and Registrant’s Form 8-A filed on September 15, 2000, and incorporated herein by reference.)

4.3	Amended and Restated Credit Facility Agreement (filed as Exhibit 4.1 to Registrant’s current report filed on Form 8-K on July 13, 2005 and is incorporated herein by reference.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President Finance and Administration, Chief Financial Officer

32.1	Section 1350 Certifications