Form 10-K/A
period 2005-03-31
GRAHAM CORP
filed 2005-09-22
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OF 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
COMMISSION FILE NUMBER 1-8462
GRAHAM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	16-1194720

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

20 Florence Avenue, Batavia, New York	14020

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (585) 343-2216
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $.10	American Stock Exchange
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was $17,615,879. The market value calculation was determined using the closing price of the Registrant’s Common Stock on September 30, 2004, as reported on the American Stock Exchange.
As of September 19, 2005, there were outstanding 1,799,882 shares of the Registrant’s common stock, $.10 par value.

Part II, Item 6. Selected Financial Data
Part II, Item 9A. Controls and Procedures
Part IV, Item 15(a)(3). Exhibits and Financial Statement Schedules
Index to Exhibits
Exhibit 31.1 Certification 302-CEO
Exhibit 31.2 Certification 302-CFO
Exhibit 32 Certifications-CEO and CFO

Explanatory Note
     The purpose of this Form 10-K/A is to amend Part II, Item 6 of Graham Corporation’s (the “Company’s”) Annual Report on Form 10-K (the “Form 10-K”) for its fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 23, 2005. Except as set forth in this Form 10-K/A, this Form 10-K/A does not reflect any events that occurred after the filing of the Form 10-K or modify, amend or update any disclosures contained in the Form 10-K to reflect any subsequent events. Except as set forth in this Form 10-K/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-K.
     Part II, Item 6 of the Form 10-K presented ten years of selected financial data, of which fiscal years 2004 and 2003 were restated to reflect the results of Graham Vacuum and Heat Transfer Limited (“GVHT”) and its subsidiaries as a discontinued operation. As reported in the Form 10-K, the Company’s Board of Directors approved a plan to dispose of GVHT in March 2005, and the liquidation of GVHT was completed in May 2005. The Company is filing this amendment on Form 10-K/A to: (i) reduce the number of years of selected financial data presented in Part II, Item 6 from ten to five; (ii) eliminate the graphic presentation which was included in Part II, Item 6 of the Form 10-K; and (iii) reflect the operations of GVHT and all its subsidiaries as a discontinued operation for all five years presented. In addition, this Form 10-K/A also updates Item Part II, Item 9A to reflect management’s affirmative conclusion that the changes reflected in Part II, Item 6 of this Form 10-K/A are not the result of any material weakness.

     Part II, Item 6. Selected Financial Data

	GRAHAM CORPORATION – FIVE YEAR REVIEW
	In Thousands (Except Per Share Data)
Operations:	2005	2004(2)(3)	2003(2)(3)	2002(2)(3)	2001(2)(3)

Net Sales	$41,333	$37,508	$44,511	$41,085	$40,664

Gross Profit	7,540	5,890	7,297	7,272	8,213
Gross Profit Percentage	18%	16%	16%	18%	20%
Income (Loss) From Continuing Operations	296	(832)	148	1,738	122
Dividends	334	327	254

Common Stock:

Basic (Loss) Earnings From Continuing Operations Per Share	.17	(.51)	.09	1.05	.08
Diluted (Loss) Earnings From Continuing Operations Per Share	.17	(.51)	.09
Quarterly Dividend Per Share	.05	.05	.05	1.04	.08
Market Price Range of Common Stock	17.80-10.70	11.70-7.06	11.00-6.84	14.80-7.25	12.94-7.06

Common Stock – Pro Forma Post-Split Basis(1):

Basic (Loss) Earnings From Continuing Operations Per Share	.09	(.25)	.04	.53	.04
Diluted (Loss) Earnings From Continuing Operations Per Share	.09	(.25)	.04
Quarterly Dividend Per Share	.025	.025	.025	.52	.04
Market Price Range of Common Stock	8.90-5.35	5.85-3.53	5.50-3.42	7.40-3.63	6.47-3.53

Financial Data:

Working Capital	11,204	11,652	12,822	13,812	11,162
Capital Expenditures	224	249	799	607	1,025
Depreciation	768	793	797	773	754
Total Assets	33,529	35,740	38,323	43,704	36,608
Long-Term Debt	44	93	127	150	682
Shareholders’ Equity	16,578	18,102	18,836	19,636	17,137

(1)	The pro forma per share data reflects a two-for-one stock split in the nature of a stock dividend with a record date of September 1, 2005 and a payment date of on or about October 3, 2005.

(2)	The financial data presented for 2004-2001 has been restated to reflect the results of Graham Vacuum and Heat Transfer Limited as discontinued operations, as discussed in Note 2 to the Consolidated Financial Statements.

(3)	The financial data presented for 2004-2003 has been restated to reflect the change in accounting for revenue recognition, as discussed in Note 1 to the Consolidated Financial Statements. The financial data presented for 2002-2001 has not been restated for this item as the effect was immaterial.

Part II, Item 9A. Controls and Procedures
     The Company’s President and Chief Executive Officer (“CEO”) and Vice President–Finance and Chief Financial Officer (“CFO”) each have independently evaluated the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and each regards such controls as effective as of the end of the period covered by this Annual Report on Form 10-K/A.
     There have been no significant changes to the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     As part of their evaluation, each of the Company’s CEO and CFO considered the restatement of the selected financial data presented in Part II, Item 6 included in this Form 10-K/A and concluded that such restatement was not the result of the existence of a material weakness.

Part IV, Item 15(a)(3). Exhibits and Financial Statement Schedules
       The following exhibits are filed as exhibits to this Form 10-K/A

Exhibit No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graham Corporation

Date: September 21, 2005	By	/s/ J. Ronald Hansen

J. Ronald Hansen
Vice President-Finance & Administration and Chief Financial Officer (Principal Accounting Officer)

Date: September 21, 2005	By	/s/ William C. Johnson

William C. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Index to Exhibits

Exhibit No.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications