Form 10-Q
period 2005-09-30
GRAHAM CORP
filed 2005-11-02
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
585-343-2216

(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐           No ☑
     As of November 1, 2005, there were outstanding 3,599,764 shares of common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of and for the Three and Six-Month Periods Ended September 30, 2005

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2005
PART I — FINANCIAL INFORMATION
(Dollar amounts in thousands, except per share data)

Item 1.
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30,	March 31,
	2005	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$743	$724
Investments	8,451	1,993
Trade accounts receivable, net of allowances ($30 and $28 at September 30 and March 31, 2005, respectively)	6,297	10,026
Unbilled revenue	4,215	3,620
Inventories, net	4,178	4,823
Domestic and foreign income taxes receivable	72	45
Deferred income tax asset	1,031	719
Prepaid expenses and other current assets	335	139

Total current assets	25,322	22,089
Property, plant and equipment, net	7,779	7,649
Deferred income tax asset	2,333	3,747
Other assets	73	44

Total assets	$35,507	$33,529

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term debt	$—	$1,872
Current portion of long-term debt	49	48
Accounts payable	2,361	3,374
Accrued compensation	3,310	2,802
Accrued expenses and other liabilities	1,240	1,494
Customer deposits	3,609	1,295

Total current liabilities	10,569	10,885

Long-term debt	51	44
Accrued compensation	245	213
Other long-term liabilities	283	364
Accrued pension liability	2,370	3,141
Accrued postretirement benefits	2,246	2,304

Total liabilities	15,764	16,951

Stockholders’ equity:
Preferred stock, $1 par value —
Authorized, 500,000 shares
Common stock, $.10 par value —
Authorized, 6,000,000 shares
Issued, 3,798,010 and 3,593,480 shares at September 30 and March 31, 2005, respectively	190	180
Capital in excess of par value	6,783	5,553
Retained earnings	15,958	14,082
Accumulated other comprehensive loss
Minimum pension liability adjustment	(1,698)	(1,698)
Cumulative foreign currency translation adjustment	(1)	—
Treasury stock (198,246 shares at September 30 and March 31, 2005)	(1,385)	(1,385)
Notes receivable from officers and directors	(104)	(154)

Total stockholders’ equity	19,743	16,578

Total liabilities and stockholders’ equity	$35,507	$33,529

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$14,044	$9,071	$25,793	$17,352

Cost, expenses and other income:
Cost of products sold	9,415	8,118	17,826	15,618
Selling, general and administrative	2,547	1,926	4,800	3,887
Other income	—	(1,592)	—	(1,592)
Interest expense	4	5	9	10

Total costs, expenses and other income	11,966	8,457	22,635	17,923

Income (loss) from continuing operations before income taxes	2,078	614	3,158	(571)
Provision (benefit) for income taxes	728	222	1,105	(214)

Income (loss) from continuing operations	1,350	392	2,053	(357)
Loss from discontinued operations (net of income tax benefit of $11 and $112 for the three and six-month periods ended September 30, 2004, respectively)	—	(9)	—	(237)

Net income (loss)	1,350	383	2,053	(594)
Retained earnings at beginning of period	14,699	16,262	14,082	17,322
Dividends	(91)	(83)	(177)	(166)

Retained earnings at end of period	$15,958	$16,562	$15,958	$16,562

Per Share Data:
Basic:
Income (loss) from continuing operations	$.38	$.12	$.58	$(.11)

Loss from discontinued operations	$—	$—	$—	$(.07)

Net income (loss)	$.38	$.11	$.58	$(.18)

Diluted:
Income (loss) from continuing operations	$.36	$.12	$.56	$(.11)

Loss from discontinued operations	$—	$—	$—	$(.07)

Net income (loss)	$.36	$.11	$.56	$(.18)

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	September 30,
	2005	2004
Operating activities:
Income (loss) from continuing operations	$2,053	$(357)

Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Non cash other income		(1,592)
Depreciation and amortization	394	390
Discount accretion on investments	(75)	(19)
Gain (loss)on disposal of property, plant and equipment	(3)	1
Deferred income taxes	1,102	(214)
(Increase) decrease in operating assets:
Accounts receivable	3,729	2,198
Unbilled revenue	(595)	—
Inventories	645	(1,227)
Domestic and foreign income taxes receivable/payable	(27)	(10)
Prepaid expenses and other current and non-current assets	(235)	(154)
Increase (decrease) in operating liabilities:
Accounts payable	(1,014)	(108)
Accrued compensation, accrued expenses and other current and non-current liabilities	168	(322)
Customer deposits	2,314	(78)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(798)	(269)

Total adjustments	5,605	(1,404)

Net cash provided (used) by continuing operations	7,658	(1,761)
Net cash used by discontinued operations	—	(324)

Net cash provided (used) by operating activities	7,658	(2,085)

Investing activities:
Purchase of property, plant and equipment	(480)	(40)
Proceeds from sale of property, plant and equipment	1	—
Purchase of investments	(13,883)	(4,585)
Redemption of investments at maturity	7,500	6,802

Net cash (used) provided by investing activities of continuing operations	(6,862)	2,177
Net cash used by investing activities of discontinued operations	—	(51)

Net cash (used) provided by investing activities	(6,862)	2,126

Financing activities:
Decrease in short-term debt, net	(1,872)	200
Principal repayments on long-term debt	(24)	(21)
Issuance of common stock	1,240	57
Collection of notes receivable from officers and directors	50	15
Dividends paid	(171)	(166)

Net cash (used) provided by financing activities of continuing operations	(777)	85
Net cash provided by financing activities of discontinued operations	—	18

Net cash (used) provided by financing activities	(777)	103

Effect of exchange rate on cash	—	—

Net increase in cash and equivalents	19	144
Cash and cash equivalents at beginning of period	724	467

Cash and cash equivalents at end of period	$743	$611

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
NOTE 1 — BASIS OF PRESENTATION
     Graham Corporation’s (the “Company’s”) condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2005. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
     The Company’s results of operations for the three and six months ended September 30, 2005 and cash flows for the six months ended September 30, 2005 are not necessarily indicative of the results to be expected for other interim periods or for the year ending March 31, 2006.
     On July 28, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 1, 2005. The new common shares were distributed on October 3, 2005. All share and per share amounts disclosed in the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations and Retained Earnings, and the reconciliation in Note 6 have been adjusted to reflect the two-for-one stock split.
     All dollar amounts are presented in thousands, except per share data.
NOTE 2 — REVENUE RECOGNITION
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known.

     Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the Company’s contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and we have no further material obligations under the contract after the revenue is recognized.
NOTE 3 — INVESTMENTS
     Investments consist primarily of fixed-income debt securities with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All the investments mature within one year.
NOTE 4 — INVENTORIES
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
     Major classifications of inventories are as follows:

	September 30,	March 31,
	2005	2005
Raw materials and supplies	$1,714	$2,098
Work in process	1,641	1,421
Finished products	1,213	1,566

	4,568	5,085
Less — progress payments	390	262

	$4,178	$4,823

NOTE 5 — STOCK-BASED COMPENSATION:
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for stock-based compensation plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded in accordance with the terms of the Company’s Long-Term Incentive Plan based on the higher of the quoted market price of the Company’s common stock at the end of the period up to $8 per unit or the stock price at the date of grant.
     Under the intrinsic value method, no compensation expense has been recognized for the Company’s stock option plans for the three and six months ended September 30, 2005 and 2004. Since no options were granted during the six months ended September 30, 2005 and all previously granted options are fully vested, net income (loss) as reported and on a pro forma basis for the three and six months ended September 30, 2005 and 2004 are the same.
NOTE 6 — INCOME (LOSS) PER SHARE:
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
     A reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic income (loss) per share from continuing operations

Numerator:
Income (loss) from continuing operations	$1,350	$392	$2,053	$(357)

Denominator:
Weighted common shares outstanding	3,558,373	3,324,864	3,499,670	3,320,782
Share equivalent units (“SEUs”)	26,422	33,470	26,325	33,174

Weighted average common shares and SEUs	3,584,795	3,358,334	3,525,995	3,353,956

Basic income (loss) per share from continuing operations	$.38	$.12	$.58	$(.11)

Diluted income (loss) per share from continuing operations

Numerator:
Income (loss) from continuing operations	$1,350	$392	$2,053	$(357)

Denominator:
Weighted average shares and SEUs outstanding	3,584,795	3,358,334	3,525,995	3,353,956
Stock options outstanding	136,396	44,776	131,004	—
Contingently issuable SEUs	70	280	59	—

Weighted average common and potential common shares outstanding	3,721,261	3,403,390	3,657,058	3,353,956

Diluted income (loss) per share from continuing operations	$.36	$.12	$.56	$(.11)

     Certain options to purchase shares of common stock, which totaled 142,700 for the three-month period ended September 30, 2004, were not included in the above computation of diluted income per share as the effect would be anti-dilutive due to the options’ exercise price being greater than the average market price of the common shares for the three months ended September 30, 2004.
     All options to purchase shares of common stock at various exercise prices were excluded from the computation of diluted loss per share for the six-month period ended September 30, 2004 as the effect would be anti-dilutive due to the net loss for the period.
NOTE 7 — PRODUCT WARRANTY LIABILITY
     The reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$299	$266	$255	$242
Expense (income) for product warranties	31	(6)	157	56
Product warranty claims paid	(25)	(35)	(107)	(73)

Balance at end of period	$305	$225	$305	$225

     The income of $(6) for product warranties in the three months ended September 30, 2004 resulted from the reversal of provisions made that were no longer required due to lower claims experience.
NOTE 8 — CASH FLOW STATEMENT
     Interest paid from continuing operations was $16 and $10 for the six months ended September 30, 2005 and 2004, respectively. In addition, income taxes paid (refunded) from continuing operations were $11 and $(10) for the six months ended September 30, 2005 and 2004, respectively.
     Non-cash activities during the six months ended September 30, 2005 and 2004 included dividends of $91 and $83, respectively, which were recorded but not paid. In addition, in the six months ended September 30, 2005, capital expenditures totaling $33 were financed through capital leases.
NOTE 9 — COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$1,350	$383	$2,053	$(594)

Other comprehensive income:
Foreign currency translation adjustment	—	(16)	(1)	(50)

Total comprehensive income (loss)	$1,350	$367	$2,052	$(644)

NOTE 10 — EMPLOYEE BENEFIT PLANS
     The components of the Company’s pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$145	$118	$253	$236
Interest cost	297	244	515	488
Expected return on assets	(257)	(226)	(446)	(452)
Amortization of:
Transition asset	—	(4)	—	(8)
Unrecognized prior service cost	1	1	2	2
Actuarial loss	102	76	177	152

Net pension cost	$288	$209	$501	$418

     The Company made contributions of $1,287 to its defined benefit pension plan in the first half of fiscal year 2006. The Company expects its contributions to the plan for the balance of fiscal year 2006 to be $2,289, for a total of $3,576 for the fiscal year. The Plan contributions increased from the amounts disclosed at June 30, 2005 due to the Company’s decision to fund the Plan at the maximum contribution permitted under the full funding limitation standards. The Company had previously anticipated funding the Plan during fiscal 2006 at the minimum funding requirement.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	18	18	37	36
Amortization of prior service cost	(40)	(42)	(83)	(83)
Amortization of actuarial loss	4	6	8	12

Net postretirement benefit income	$(18)	$(18)	$(38)	$(35)

     The Company paid benefits of $27 related to its postretirement benefit plan in the first half of fiscal year 2006. The Company expects to pay benefits of approximately $126 for the balance of fiscal year 2006.
NOTE 11 — DISCONTINUED OPERATIONS
     On March 15, 2005, the Company’s Board of Directors approved a plan to dispose of its U.K. operations, which included the Company’s wholly-owned subsidiary, Graham Vacuum and Heat Transfer Limited (“GVHT”) and all its subsidiaries, including GVHT’s operating subsidiary Graham Precision Pumps Limited (“GPPL”) located in Congleton, Cheshire, U.K. GPPL manufactured liquid ring vacuum pumps and complete vacuum pump systems for use in the chemical, petrochemical, petroleum refining and power industries. The Company’s results of operations for the three and six months ended September 30, 2004 have been restated to reflect the U.K. companies as a discontinued operation.
NOTE 12 — OTHER INCOME
     In September 2004, the Company settled a contract dispute with a customer regarding cancellation charges. As a result of the settlement, other income of $1,592 was presented in the caption “Other Income” in the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended September 30, 2004.
NOTE 13 — CONTINGENCIES
     The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos lawsuits naming the Company as defendant, which lawsuits either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     At September 30, 2005, management was unaware of any additional litigation matters. However, from time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims arising from contractual agreements. The Company believes there are no such matters pending against it that could have, individually or in the aggregate, a material adverse effect on its business or financial condition.
NOTE 14 — ACCOUNTING AND REPORTING CHANGES
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in such Statement. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during the Company’s fiscal year ending March 31, 2007. The Company believes the adoption of SFAS No. 151 may result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant            capacity. The Company does not anticipate below normal utilization of plant capacity for the immediate future. Management has not yet determined how the adoption of SFAS No. 151 will impact the Company’s Consolidated Financial Statements.
     The FASB also issued in December 2004, SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company has decided to use the Black- Scholes fair value model and the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R). The Company is continuing to evaluate the requirements of SFAS No. 123(R), and cannot yet estimate the effect the adoption of SFAS No. 123(R) will have on its Consolidated Financial Statements. For additional information, see Note 3, “Stock-Based Compensation”, to the Notes to Condensed Consolidated Financial Statements.

     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company for its fiscal year ending March 31, 2006. The Company does not believe that the adoption of this Interpretation will have a material effect on the Company’s financial position, results of operations and cash flows.

Item 2.                                                     GRAHAM CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Dollar amounts in thousands, except per share data)
OVERVIEW
     The corporate offices and production facilities of Graham Corporation (“we”, “us” or “our”) are located in Batavia, New York. Our current fiscal year commenced April 1, 2005 and will end March 31, 2006.
     We are a designer, manufacturer and worldwide supplier of ejectors, pumps, condensers and heat exchangers. The principal markets for our equipment are the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, drugs, heating, ventilating and air conditioning.
     Because our products are capital goods, industrial downturns can have a material adverse impact on our sales. The current level of inquiries for our products gives us reason to believe that we continue to be in a period of increased capital spending by our customers, which we believe should continue to positively impact our business for the immediate future. Global growth and expansion in oil refineries, petrochemical plants and power generation are driving the current demand for our products.
     In May 2005, we disposed of our subsidiary located in the United Kingdom that manufactured vacuum pumps. This disposition was presented as a discontinued operation in the Consolidated Statements of Operations and Retained Earnings and Consolidated Statements of Cash Flows for our fiscal year ended March 31, 2005.
FORWARD-LOOKING STATEMENTS
     This report and other documents we file with the Securities and Exchange Commission includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results implied by the forward-looking statements. Our forward-looking statements include, but are not limited to, statements about:

•	the current economic environment affecting us and the markets we serve;

•	our sources of revenue and anticipated revenue, including the contribution from the growth of new products and markets;

•	our plans for future products and services and for enhancements of existing products and services;

•	our estimates regarding our liquidity and capital requirements;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our intellectual property.
     Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions. Our actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report. Undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to our forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
     The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
     Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.
Revenue Recognition — We recognize revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by relating actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known.
     Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of our contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method. We recognize revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and we have no further material obligations under the contract after the revenue is recognized.
Pension and Postretirement Benefits — Our defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions are reviewed annually by management and include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. We base the discount rate assumption for our plans on the AA-rated corporate long-term bond yield rate. The long-term expected rate of return on plan assets is based on the plan’s asset allocation, historical returns and management’s expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on our long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.
     To the extent that our actual results differ from our assumptions, the differences are reflected as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net recognized gains and losses exceed 10% of the greater of the plan’s projected benefit obligation or the market-related value of assets. Significant differences in actual experience or significant changes in future assumptions would affect our pension and postretirement benefit costs and obligations.
     Income Taxes — We recognize deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax rates. We evaluate the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and record valuation allowances to reduce deferred income tax assets to an amount that represents our best estimates of the amounts of such deferred income tax assets that more likely than not will be realized.
RESULTS OF OPERATIONS
     For an understanding of the significant factors that influenced our performance for the three and six-month periods ended September 30, 2005 and 2004, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements contained in this report.

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$14,044	$9,071	$25,793	$17,352
Income (loss) from continuing operations	$1,350	$392	$2,053	$(357)
Diluted income (loss) per share from continuing operations	$0.36	$0.12	$0.56	$(0.11)
Identifiable assets	$35,507	$32,658	$35,507	$32,658
     Sales for our quarter ended September 30, 2005 were $14,044, a 55% increase, as compared with $9,071 for our quarter ended September 30, 2004. Sales for the six months ended September 30, 2005 were $25,793, compared with $17,352 for the six months ended September 30, 2004. This represents a 49% increase in sales. The growth in sales for the three and six-month periods ended September 30, 2005 came from increases in both our domestic and export business, with export sales to Canada, Asia and the Middle East having the greatest improvement compared with the three and six months ended September 30, 2004. Sales, by product, were up due to significantly greater demand for our condensers and ejectors. Condenser sales for the three and six-month periods increased 62% and 182%, respectively, over the three and six-month periods ended September 30, 2004. Ejector sales increased over the same respective periods 231% and 79%. Increased sales for our condenser products were largely a result of capacity expansion projects in the petrochemical market. Increased ejector sales were primarily a result of oil refinery revamping and expansion activities. The latter activity is largely due to the growing utilization of “sour” crude oil (as opposed to “sweet” crude oil) as the core raw material for refinery processes and compliance with new regulations related to clean fuels and capacity additions. The need to increase capacity in the petrochemical sector is being driven by greater worldwide demand for and consumption of oil and natural gas by-products.
     Our gross profit margin for the three months ended September 30, 2005 was 33%, compared with 11% for the three months ended September 30, 2004. Our gross profit margin for the six months ended September 30, 2005 was 31% compared with 10% for the six months ended September 30, 2004. The improvement in our gross profit margin for the three and six-month periods was due to greater sales volume, selling price increases, and improved product mix. We were able to obtain greater volume and higher selling prices and be more selective in orders accepted as a result of improved demand for our products.
     Selling, general and administrative expenses were 18% of sales for our current quarter, compared with 21% for our quarter ended September 30, 2004. Selling, general and administrative expenses were 19% of sales for the six months ended September 30, 2005, compared with 22% for the six months ended September 30, 2004. Selling, general and administrative expenses were down as a percentage of sales for both the three and six-month periods ended September 30, 2005 as compared to the same periods in our prior fiscal year due to greater sales volume. Our actual expenses for the three and six-month periods ended September 30, 2005 increased primarily as a result of greater consulting costs pertaining to strategic planning, Sarbanes Oxley compliance and the addition of sales personnel located in Europe and China.

     Other income of $1,592 for the three and six-month periods ended September 30, 2004 resulted from a settlement of a contract dispute over cancellation charges. There was no other income for the three and six-month periods ended September 30, 2005.
     Our interest expense was $4 for the quarter ended September 30, 2005, compared with $5 for the quarter ended September 30, 2004. For the six months ended September 30, 2005 interest expense was $9, compared with $10 for the six months ended September 30, 2004. We have been able to maintain low levels of debt through this sales expansion period by carefully managing our working capital and as a result of our strong cash flow from operations.
     Our effective income tax rate for the quarter ended September 30, 2005 was 35%, compared with 36% for the quarter ended September 30, 2004. For the six-month periods ended September 30, 2005 and 2004 our effective income tax rates were 35% and 37%, respectively. Effective tax rates for all periods approximated federal and state statutory rates.
     For the three and six-month periods ended September 30, 2005 income from continuing operations was $1,350 and $2,053, respectively, or $0.36 and $0.56 per diluted share, respectively. Income (loss) from continuing operations for the three and six-month periods ended September 30, 2004 was $392 or $0.12 per diluted share, and $(357) or $(0.11) per diluted share, respectively. Our net income (loss) for the three and six months ended September 30, 2005 was $1,350 or $.36 per diluted share and $2,053 or $.56 per diluted share, respectively. Our net income (loss) for the three and six months ended September 30, 2004 was $383 or $0.11 per diluted share and $(594) or $(0.18) per diluted share, respectively.
     The (loss) from discontinued operations for the three and six-month periods ended September 30, 2004 of $(9)or $0.00 per diluted share and $(237) or $(0.07) per diluted share, respectively, represents the operating losses of our United Kingdom subsidiary that we disposed of in March 2005. There was no loss from discontinued operations in our current fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	September 30,
	2005	2004
Working capital	$14,754	$11,243
Working capital ratio (1)	2.4	2.1
Long-term debt	$51	$70
Long-term debt/capitalization (2)	0.3%	0.4%
Long-term liabilities/capitalization (3)	26%	29%

(1)	Working capital ratio equals Current Assets divided by Current Liabilities.

(2)	Long-term Debt/capitalization equals Long-term Debt divided by Stockholders’ Equity.

(3)	Long-term Liabilities/capitalization equals Total Liabilities minus Current Liabilities divided by Stockholders’ Equity.

     Net cash provided by operating activities from continuing operations was $7,658 for the six months ended September 30, 2005, compared with a net cash used by operating activities from continuing operations of $1,761 for the six months ended September 30, 2004. The change from cash used by operations to cash provided by operations was primarily due to net income of $2,053 for the six months ended September 30, 2005, compared with a net loss from continuing operations of $357 for the six months ended September 30, 2004, an increase in customer deposits on orders, and reduced accounts receivable and inventories in the six months ended September 30, 2005. The increase in customer deposits is due to increases in major project orders. These orders customarily require advance payments from customers. We have been able to reduce days outstanding in accounts receivable through various initiatives enacted over the past six months. Reduced inventories were a benefit of lean manufacturing practices initiated over the past ten months. Additionally, the loss of $357 for the six months ended September 30, 2004 included non-cash other income of $1,592.
     During the three and six-month periods ended September 30, 2005, we invested net cash generated from operations in excess of cash held for near-term needs in marketable securities. Our investments in marketable securities generally consist of U.S. government instruments with maturity periods of 91 to 120 days. Investments increased $6,458 over March 31, 2005. Investments decreased $2,198 from March 31, 2004 to September 30, 2004. The decrease was due to our sale of marketable securities to finance our operating cash deficits.
     Anticipated uses of cash for the year ending March 31, 2006, include a capital expenditure program of up to $2,000 and the continued payment of quarterly dividends to our stockholders. Our capital expenditure budget includes significant expenditures for information technology and software expenditures. We believe this capital spending will enhance our engineering and design productivity. Capital expenditures for the first six months of fiscal 2006 were $480, compared with $40 for the six months ended September 30, 2004. We currently have entered into capital expenditure commitments of approximately $434. In October 2005, we contributed $2,289 to our defined benefit pension plan. With this contribution, the total amount contributed to our pension plan for the current year is $3,576. Making this additional contribution will enable us to take the maximum income tax deduction permitted under full funding limitations, reduce our future pension expenses and, under current funding standard, substantially fund the Plan on an on-going basis.
     We generated cash of $1,240 from the issuance of common stock in conjunction with the exercise of stock options during the six months ended September 30, 2005. This compares with $57 generated from the exercise of stock options in the six-month period ended September 30, 2004. Other financing activities in the current fiscal year included the retirement of $1,872 in short-term debt.
     We believe our cash from operations and available financing capacity will be adequate to meet our cash needs to carry out our operations, including planned capital spending, in fiscal year 2006.
     Total cash used by operating activities of the discontinued operation for the six months ended September 30, 2004 was $324. The discontinued operation invested $51 in capital expenditures and generated $18 from financing activities. There were no discontinued operation activities for the current fiscal year.

ORDERS AND BACKLOG
     Orders for the current quarter were $12,833, compared with $9,084 for the quarter ended September 30, 2004. This represents a 41% increase. Orders for the six months ended September 30, 2005 were $33,258, compared with $22,571 for the six months ended September 30, 2004. This represents a 47% increase. Orders represent communications received from customers for the supply of our goods and services. Orders for surface condensers in the current quarter and six months ended September 30, 2005 increased 71% and 48%, respectively, over the three and six-month periods ended September 30, 2004. Orders for ejector sales increased 52% and 99% for the three and six-month periods ended September 30, 2005 compared with the same respective periods one year ago. Increases in orders are due largely to the increased demand for our products coming from major project work in the petrochemical and refinery sectors. Export orders were up 88% and 73% for the respective three and six-month periods ended September 30, 2005 compared with the three and six-month periods ended September 30, 2004. Orders from Canada, Mexico and the Middle East for major project work rose substantially in the three and six-month periods ended September 30, 2005 compared with the three and six-month periods ended September 30, 2004. Domestic orders were up 22% in the current three months and 25% in the six months ended September 30, 2005, compared with the three and six-month periods ended September 30, 2004.
     Our backlog was $30,002 at September 30, 2005, compared with $18,894 at September 30, 2004. This represents a 59% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from traditional markets in our established product lines and are scheduled to be shipped in the next twelve months. Approximately 41% of our backlog can be attributed to equipment for refinery project work, 33% to chemical and petrochemical projects, 14% to equipment sold to the power generation sector and 12% to other industrial or commercial applications. The demand coming from the refinery sector for our equipment is being driven by the shortages of refinery capacity resulting from increased usage of oil in China and India and recent disruptions to U.S. refining capacity in the wake of hurricanes Katrina and Rita, the need to upgrade existing refineries so that they can use lower cost, high sulfur “sour” crude, and the need to revamp refineries to meet environmental regulations pertaining to diesel fuel sulfur content requirements. Most refineries presently in operation can only process light, “sweet” (i.e., low sulfur) crude, which is less abundant and more expensive than heavier (i.e. high sulfur) “sour” crude. Orders from the petrochemical and power markets are mainly for overseas capacity expansion projects. These orders reflect the improved economic conditions in Asia. In years prior to 2005, there were minimal capital investments by these sectors, which we believe has contributed to the present increased demand.
CONTINGENCIES
     We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend against these claims. The claims are similar to previous asbestos lawsuits which named us as a defendant, which lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     At September 30, 2005, we were unaware of any additional litigation matters. However, from time to time in the ordinary course of business, we are subject to legal proceedings and potential claims arising from contractual agreements. We believe there are no such matters pending against us that could have, individually or in the aggregate, a material adverse effect on our business or financial condition.
NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in such Statement. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for inventory costs we incur during our fiscal year ending March 31, 2007. We believe that our adoption of SFAS No. 151 may result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity. We do not anticipate below normal utilization of plant capacity for the immediate future. We have not yet determined the impact on our Consolidated Financial Statements of adopting SFAS No. 151.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123(R) requires management to choose among various acceptable options in quantifying the compensation expense to be recognized for options granted. We have decided to use the Black-Scholes fair value model and to adopt the modified prospective method for expense recognition of options granted as of the adoption date of April 1, 2006. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R). We are continuing to evaluate the requirements of SFAS No. 123(R) and cannot yet estimate the effect that our adoption of SFAS No. 123(R) will have on our Consolidated Financial Statements.
     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for us for our current fiscal year ending March 31, 2006. We do not believe the adoption of FIN No. 47 will have a material adverse financial impact on our Consolidated Financial Statements.
OFF BALANCE SHEET ARRANGEMENTS
     We did not have any off balance sheet arrangements as of September 30, 2005 or 2004.
Item 3. MARKET RISK (QUANTITATIVE AND QUALITATIVE DISCLOSURES)
     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed are:
•	foreign currency exchange rates;

•	equity price risk (related to our Long-Term Incentive Plan for our Directors);

•	material availability; and

•	gross margin risk.
     The assumptions applied in preparing the following qualitative and quantitative disclosures regarding foreign currency exchange rate and equity price risk are based upon volatility ranges experienced by us in relevant historical periods, management’s current knowledge of the marketplace, and management’s judgment of the probability of future volatility based upon the historical trends and economic conditions of our business.
FOREIGN CURRENCY
     Our international consolidated sales for the past three fiscal years were 40% of our total sales. Operating in markets throughout the world involves exposure to movements in currency exchange rates. Currency movements can affect our sales in several ways, the foremost being our ability to compete for orders against competitors who base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. For the three and six-month periods ended September 30, 2005 and September 30, 2004, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. For the three-month periods ended September 30, 2005 and September 30, 2004, our purchases in foreign currencies represented 1% and 5% of our cost of products sold, respectively. For the six-month period ended September 30, 2005 and 2004, our purchases in foreign currencies represented 1% and 4% of cost of products sold, respectively. At certain times, we may utilize forward foreign currency exchange contracts to limit our currency exposure.
     At September 30, 2005 and 2004, we held no forward foreign currency exchange contracts.

EQUITY PRICE RISK
     We have a Long-Term Incentive Plan, which provides for awards of share equivalent units (“SEUs”) for our outside Directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in our results of operations. Based upon the plan provisions and SEUs outstanding at September 30, 2005 and September 30, 2004 and an $8 per share price, a 50-75% change in the year end market price of our common stock would positively or (negatively) impact our income from continuing operations before income taxes as follows:
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2005	2004
50% increase	$(2)	$(135)
50% decrease	$137	$135
75% increase	$(2)	$(202)
75% decrease	$206	$202
     Assuming required net income targets are met, certain awards would be provided, and based upon a market price of our stock of $8 per share, a 50-75% change in the stock price would positively (negatively) impact our income from continuing operations before income taxes in future years ending March 31 as follows:
(Dollar amounts in thousands, except per share data)

	2007	2008	2009	2010	2011
50% increase	$(2)	$(2)	$(2)	$(2)	$(2)
50% decrease	$154	$171	$183	$195	$197
75% increase	$(2)	$(2)	$(2)	$(2)	$(2)
75% decrease	$231	$256	$274	$293	$296
MATERIAL AVAILABILITY
     Shortages of materials have occasionally affected our ability to meet our delivery requirements for certain orders. We seek to identify alternative vendors in such cases.
GROSS MARGIN RISK
     Selling worldwide requires us to compete with global manufacturers which, in some instances, benefit from lower product costs and favorable foreign exchange rates. Currently we are experiencing rising costs, particularly for healthcare, metal materials and energy. As a larger percent of our sales are shipped to Southeast Asia, we may encounter greater pricing pressures preventing us from fully covering our escalating costs. To mitigate this, we are exploring alternative manufacturing models, increasing our investment in information technology to improve productivity and adopting lean manufacturing principles.
Item 4. CONTROLS AND PROCEDURES
     Our President and Chief Executive Officer and our Vice President Finance and Administration and Chief Financial Officer each have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on these reviews, each has determined such controls are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
     There have been no changes to our internal control over financial reporting during the quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2005
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On July 28, 2005, our stockholders voted on the following proposals at our 2005 Annual Meeting of Stockholders:
Proposal 1:
To elect William C. Denninger, H. Russel Lemcke and Cornelius S. Van Rees as directors of the Company, each to serve for a three-year term expiring in 2008 or until his successor is duly elected and qualified:

Nominees	Votes For	Votes Withheld

William C. Denninger	1,623,230	7,637
H. Russel Lemcke	1,623,230	7,637
Cornelius S. Van Rees	1,603,424	27,443
The other directors, whose terms of office continued after the meeting, are Helen H. Berkeley, Jerald D. Bidlack, William C. Johnson and James J. Malvaso.
Proposal 2:
To ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2006.

Votes For:	1,630,005
Votes Against:	412
Votes Abstained:	450
Item 6. Exhibits
     See index to exhibits.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

/s/ J. Ronald Hansen

J. Ronald Hansen
Vice President Finance and Administration,
Chief Financial Officer
(Principal Accounting Officer)

November 2, 2005
Date

INDEX OF EXHIBITS

3.1	Articles of Incorporation of Graham Corporation (filed as Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

3.2	By-laws of registrant, as amended (filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

4.1	Certificate of Incorporation, as amended, of Registrant (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-2 filed on September 28, 2005, and incorporated herein by reference).

4.2	Stockholder Rights Plan of Graham Corporation (filed as Item 5 to Registrant’s Current Report on Form 8-K filed on August 23, 2000 and Registrant’s Form 8-A filed on September 15, 2000, and incorporated herein by reference).

4.3	Amended and Restated Credit Facility Agreement (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on July 13, 2005 and is incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President Finance and Administration, Chief Financial Officer.

32.1	Section 1350 Certifications.