Form 10-Q
period 2005-12-31
GRAHAM CORP
filed 2006-02-03
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 1-8462
GRAHAM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	16-1194720

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 FLORENCE AVENUE, BATAVIA, NEW YORK	14020

(Address of principal executive offices)	(Zip Code)
585-343-2216

(Registrant’s telephone number including area code)
N/A

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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     As of February 1, 2006, there were outstanding 3,809,190 shares of common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of and for the Three and Nine-Month Periods Ended December 31, 2005

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
December 31, 2005
PART I — FINANCIAL INFORMATION
(Dollar amounts in thousands, except per share data)

Item 1.
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31,	March 31,
	2005	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$206	$724
Investments	11,918	1,993
Trade accounts receivable, net of allowances ($30 and $28 at December 31 and March 31, 2005, respectively)	7,362	10,026
Unbilled revenue	4,173	3,620
Inventories, net	3,314	4,823
Domestic and foreign income taxes receivable	151	45
Deferred income tax asset	1,881	719
Prepaid expenses and other current assets	265	139

Total current assets	29,270	22,089
Property, plant and equipment, net	8,033	7,649
Deferred income tax asset	1,182	3,747
Other assets	70	44

Total assets	$38,555	$33,529

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term debt	$—	$1,872
Current portion of long-term debt	48	48
Accounts payable	4,200	3,374
Accrued compensation	3,028	2,802
Accrued expenses and other liabilities	1,263	1,494
Customer deposits	2,637	1,295

Total current liabilities	11,176	10,885

Long-term debt	41	44
Accrued compensation	261	213
Other long-term liabilities	250	364
Accrued pension liability	775	3,141
Accrued postretirement benefits	2,219	2,304

Total liabilities	14,722	16,951

Stockholders’ equity:
Preferred stock, $1.00 par value — Authorized, 500,000 shares
Common stock, $.10 par value — Authorized, 6,000,000 shares
Issued, 3,809,190 and 3,593,480 shares at December 31 and March 31, 2005, respectively	191	180
Capital in excess of par value	9,019	5,553
Retained earnings	16,424	14,082
Accumulated other comprehensive loss
Minimum pension liability adjustment	(1,698)	(1,698)
Cumulative foreign currency translation adjustment	(1)	—
Treasury stock (198,246 shares at March 31, 2005)	—	(1,385)
Notes receivable from officers and directors	(102)	(154)

Total stockholders’ equity	23,833	16,578

Total liabilities and stockholders’ equity	$38,555	$33,529

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$13,504	$10,783	$39,297	$28,135
Cost of products sold	9,909	8,211	27,735	23,829

Gross profit	3,595	2,572	11,562	4,306

Expenses and other income:
Selling, general and administrative	2,730	2,026	7,530	5,913
Other income	—	—	—	(1,592)
Other expense	—	648	—	648
Interest expense	4	9	13	19

Total expenses and other income	2,734	2,683	7,543	4,988

Income (loss) from continuing operations before income taxes	861	(111)	4,019	(682)
Provision (benefit) for income taxes	301	(21)	1,406	(235)

Income (loss) from continuing operations	560	(90)	2,613	(447)
Income (loss) from discontinued operations (net of income tax expense (benefit) of $23 and $(89) for the three and nine-month periods ended December 31, 2004, respectively)	—	69	—	(168)

Net income (loss)	560	(21)	2,613	(615)
Retained earnings at beginning of period	15,958	16,562	14,082	17,322
Dividends	(94)	(83)	(271)	(249)

Retained earnings at end of period	$16,424	$16,458	$16,424	$16,458

Per Share Data:
Basic:
Income (loss) from continuing operations	$.15	$(.03)	$.73	$(.13)
Income (loss) from discontinued operations	$—	.02	—	$(.05)

Net income (loss)	$.15	$(.01)	$.73	$(.18)

Diluted:
Income (loss) from continuing operations	$.15	$(.03)	$.70	$(.13)
Income (loss) from discontinued operations	$—	$.02	—	$(.05)

Net income (loss)	$.15	$(.01)	$.70	$(.18)

Average common shares outstanding:
Basic	3,716,406	3,361,026	3,589,696	3,356,322
Diluted	3,846,411	3,361,026	3,720,407	3,356,322

Dividends per share	$.025	$.025	$.075	$.075
See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	December 31,
	2005	2004
Operating activities:
Income (loss) from continuing operations	$2,613	$(447)

Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Non cash other income	—	(761)
Depreciation and amortization	590	585
Discount accretion on investments	(163)	(27)
(Loss) gain on disposal of property, plant and equipment	(2)	2
Deferred income taxes	1,403	(235)
(Increase) decrease in operating assets:
Accounts receivable	2,664	1,599
Unbilled revenue	(553)	—
Inventories	1,509	(3,282)
Domestic and foreign income taxes receivable/payable	(106)	858
Prepaid expenses and other current and non-current assets	(166)	(111)
Increase (decrease) in operating liabilities:
Accounts payable	826	(454)
Accrued compensation, accrued expenses and other current and non-current liabilities	446	(434)
Customer deposits	1,342	472
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(2,977)	(230)

Total adjustments	4,813	(2,018)

Net cash provided (used) by continuing operations	7,426	(2,465)
Net cash used by discontinued operations	—	(164)

Net cash provided (used) by operating activities	7,426	(2,629)

Investing activities:
Purchase of property, plant and equipment	(927)	(53)
Proceeds from sale of property, plant and equipment	1	—
Purchase of investments	(25,262)	(6,475)
Redemption of investments at maturity	15,500	9,903

Net cash (used) provided by investing activities of continuing operations	(10,688)	3,375
Net cash used by investing activities of discontinued operations	—	(75)

Net cash (used) provided by investing activities	(10,688)	3,300

Financing activities:
Decrease in short-term debt, net	(1,872)	—
Proceeds from issuance of long-term debt	1,226	—
Principal repayments on long-term debt	(1,262)	(31)
Issuance of common stock	1,294	83
Sale of treasury stock	3,568	—
Collection of notes receivable from officers and directors	52	22
Dividends paid	(261)	(249)

Net cash provided (used) by financing activities of continuing operations	2,745	(175)
Net cash used by financing activities of discontinued operations	—	(137)

Net cash provided (used) by financing activities	2,745	(312)

Effect of exchange rate changes on cash	(1)	(1)

Net (decrease) increase in cash and equivalents	(518)	358
Cash and cash equivalents at beginning of period	724	467

Cash and cash equivalents at end of period	$206	$825

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     Graham Corporation’s (the “Company’s”) condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements do not include all information and notes required by generally accepted accounting principles in the United States for complete financial statements. The March 31, 2005 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2005. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended March 31, 2005. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
     The Company’s results of operations for the three and nine months ended December 31, 2005 and cash flows for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.
     On July 28, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 1, 2005. The new common shares were distributed on October 3, 2005. All share and per share amounts disclosed in the Condensed Consolidated Financial Statements have been adjusted to reflect the two-for-one stock split.
     All dollar amounts are presented in thousands, except per share data.
NOTE 2 — STOCK-BASED COMPENSATION:
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for stock-based compensation plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded in accordance with the terms of the Company’s Long-Term Incentive Plan based on the higher of the quoted market price of the Company’s common stock at the end of the period up to $8 per unit or the stock price at the date of grant. See Note 15 “Accounting and Reporting Changes” for a discussion regarding the impact of SFAS No. 123(R).
     Under the intrinsic value method, no compensation expense has been recognized for the Company’s stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the fair value methodology prescribed under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		December 31,		December 31,
		2005	2004	2005	2004
Net income (loss) as reported		$560	$(21)	$2,613	$(615)
Stock-based employee compensation cost, net of related tax benefits		(224)	(118)	(224)	(118)

Pro forma net income (loss)		$336	$(139)	$2,389	$(733)

Basic income (loss) per share
	As reported	$.15	$(.01)	$.73	$(.18)
	Pro forma	$.09	$(.04)	$.67	$(.22)

Diluted income (loss) per share
	As reported	$.15	$(.01)	$.70	$(.18)
	Pro forma	$.09	$(.04)	$.64	$(.22)
     For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2006 and 2005:

	2006	2005
Expected life	5 years	5 years
Volatility	46.9%	42.84%
Risk-free interest rate	4.46%	3.53%
Dividend yield	.63%	1.65%
NOTE 3 — REVENUE RECOGNITION
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known.
     Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the Company’s contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method. The Company recognizes revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company have no further material obligations under the contract after the revenue is recognized.
NOTE 4 — INVESTMENTS
     Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All the investments mature between January 5 and April 6, 2006.
NOTE 5 — INVENTORIES
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
     Major classifications of inventories are as follows:

	December 31,	March 31,
	2005	2005
Raw materials and supplies	$1,281	$2,098
Work in process	2,228	1,421
Finished products	834	1,566

	4,343	5,085

Less-progress payments	1,029	262

Total	$3,314	$4,823

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
     A reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Basic income (loss) per share from continuing operations

Numerator:
Income (loss) from continuing operations	$560	$(90)	$2,613	$(447)

Denominator:
Weighted common shares outstanding	3,689,984	3,333,226	3,563,339	3,324,944
Share equivalent units (“SEUs”)	26,422	27,800	26,357	31,378

Weighted average common shares and SEUs	3,716,406	3,361,026	3,589,696	3,356,322

Basic income (loss) per share from continuing operations	$.15	$(.03)	$.73	$(.13)

Diluted income (loss) per share from continuing operations

Numerator:
Income (loss) from continuing operations	$560	$(90)	$2,613	$(447)

Denominator:
Weighted average shares and SEUs outstanding	3,716,406	3,361,026	3,589,696	3,356,322
Stock options outstanding	127,240	—	129,750	—
Contingently issuable SEUs	2,765	—	961	—

Weighted average common and potential common shares outstanding	3,846,411	3,361,026	3,720,407	3,356,322

Diluted income (loss) per share from continuing operations	$.15	$(.03)	$.70	$(.13)

     There were 439,910 options to purchase shares of common stock at various exercise prices that were excluded from the computation of diluted loss per share for the three and nine-month periods ended December 31, 2004 as the effect would be anti-dilutive due to the net losses for the periods.

NOTE 7 — PRODUCT WARRANTY LIABILITY
     The reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$305	$225	$255	$242
Expense for product warranties	42	18	199	74
Product warranty claims paid	(37)	(6)	(144)	(79)

Balance at end of period	$310	$237	$310	$237

NOTE 8 — CASH FLOW STATEMENT
     Interest paid from continuing operations was $19 for both nine month periods ended December 31, 2005 and 2004. In addition, income taxes paid (refunded) from continuing operations were $85 and $(886) for the nine months ended December 31, 2005 and 2004, respectively.
     Non-cash activities during the nine months ended December 31, 2005 and 2004 included dividends of $94 and $83, respectively, which were recorded but not paid. In addition, in the nine months ended December 31, 2005, capital expenditures totaling $33 were financed through capital leases.
NOTE 9 — COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss)	$560	$(21)	$2,613	$(615)

Other comprehensive income:
Foreign currency translation adjustment	—	164	(1)	114

Total comprehensive income (loss)	$560	$143	$2,612	$(501)

NOTE 10 — EMPLOYEE BENEFIT PLANS
     The components of the Company’s pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Service cost	$85	$118	$338	$354
Interest cost	226	243	741	731
Expected return on assets	(245)	(226)	(691)	(678)
Amortization of:
Transition asset	—	(3)	—	(11)
Unrecognized prior service cost	1	1	3	3
Actuarial loss	46	76	223	228

Net pension cost	$113	$209	$614	$627

     The Company made contributions of $3,576 to its defined benefit pension plan during the nine months ended December 31, 2005. The Company does not expect to make any contributions to the plan for the balance of the fiscal year ending March 31, 2006.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Service cost	$—	$—	$—	$—
Interest cost	17	19	54	55
Amortization of prior service cost	(40)	(41)	(123)	(124)
Amortization of actuarial loss	4	5	12	17

Net postretirement benefit income	$(19)	$(17)	$(57)	$(52)

     The Company paid benefits of $28 related to its postretirement benefit plan during the nine months ended December 31, 2005. The Company expects to pay benefits of approximately $125 for the balance of fiscal year ending March 31, 2006.
NOTE 11 — DISCONTINUED OPERATIONS
     On March 15, 2005, the Company’s Board of Directors approved a plan to dispose of its U.K. operations, which included the Company’s wholly-owned subsidiary, Graham Vacuum and Heat Transfer Limited (“GVHT”) and all its subsidiaries, including GVHT’s operating subsidiary Graham Precision Pumps Limited (“GPPL”) located in Congleton, Cheshire, U.K. GPPL manufactured liquid ring vacuum pumps and complete vacuum pump systems for use in the chemical, petrochemical, petroleum refining and power industries. The Company’s results of operations for the three and nine months ended December 31, 2004 have been restated to reflect the U.K. companies as a discontinued operation.

NOTE 12 — OTHER INCOME AND EXPENSE
     In September 2004, the Company settled a contract dispute with a customer regarding cancellation charges. As a result of the settlement, other income of $1,592 was presented in the caption “Other Income” in the Condensed Consolidated Statements of Operations and Retained Earnings for the nine-month period ended December 31, 2004.
     In November 2004, the Company entered into an Agreement and General Release in connection with the retirement of its former President and CEO. The agreement was accounted for as an individual deferred compensation arrangement, and, therefore, an expense of $648 was recognized and included in the caption “Other Expense” in the Consolidated Statement of Operations and Retained Earnings for the three and nine month periods ended December 31, 2004. The current and long-term portions of the related liability at December 31, 2005 were $166 and $232, respectively, and $198 and $322, respectively, at March 31, 2005. These amounts are included in the captions “Accrued Expenses and Other Liabilities” and “Other Long-Term Liabilities” in the Consolidated Balance Sheets at December 31, 2005 and March 31, 2005.
NOTE 13 — CONTINGENCIES
     The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos lawsuits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At December 31, 2005, management was unaware of any additional litigation matters.
NOTE 14 — SALE OF TREASURY STOCK
     On November 23, 2005, the Company completed the sale of 198,246 shares of its common stock previously held as treasury shares. The shares were sold at $18.00 per share in privately negotiated transactions. As a result of the sale, treasury stock was reduced by $1,385 and capital in excess of par value was increased by $2,183.

NOTE 15 — ACCOUNTING AND REPORTING CHANGES
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in SFAS No. 151. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during the Company’s fiscal year ending March 31, 2007. Although the Company believes the adoption of SFAS No. 151 may result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity, below normal utilization of plant capacity is not predicted for the immediate future. Management has not yet determined the long-term impact on the Company’s Consolidated Financial Statements of adopting SFAS No. 151.
     The FASB also issued in December 2004, SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company has decided to use the Black-Scholes fair value model and the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R). The Company has determined that the impact of initially adopting SFAS No. 123(R) will be immaterial to its Consolidated Financial Statements, as all stock options currently issued are fully vested. For additional information, see Note 2, “Stock-Based Compensation”, to the Notes to Condensed Consolidated Financial Statements.
     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. During the third quarter of fiscal year 2006, the Company adopted FIN No. 47. The impact of adopting FIN No. 47 was immaterial to the Company’s consolidated financial position, results of operations and cash flows.

Item 2.	GRAHAM CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
December 31, 2005

(Dollar amounts in thousands, except per share data)
OVERVIEW
     The corporate office and production facility of Graham Corporation (“we”, “us” or “our”) are located in Batavia, New York. Our current fiscal year commenced April 1, 2005 and will end March 31, 2006.
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
     The current level of product inquiries gives us reason to believe that we continue to be in a period of increased capital spending by customers, which we believe should continue to positively impact our business for the immediate future. Global growth and expansion in oil refineries, petrochemical plants and power generation are driving current product demand. Because our products are capital goods, industrial downturns can have a material adverse impact on sales.
     In May 2005, we disposed of our subsidiary located in the United Kingdom that manufactured vacuum pumps. This disposition was presented as a discontinued operation in the Consolidated Statements of Operations and Retained Earnings and Consolidated Statements of Cash Flows for the fiscal year ended March 31, 2005.
HIGHLIGHTS
     Highlights for the nine month period ended December 31, 2005:
•	Sales for the nine months ended December 31, 2005 were up 40% compared with the nine months ended December 31, 2004.

•	Net income and income per diluted share for the nine months ended December 31, 2005 were $2,613 and $0.70, respectively, compared with a net loss of $615 and a $0.18 loss per fully diluted share for the nine-months ended December 31, 2004.

•	Gross profit margins and operating margins were 29% and 10%, respectively, through the nine months ended December 31, 2005 compared with 15% and negative 2%, respectively, for the nine months ended December 31, 2004.

•	In November 2005, the sale of 198,246 shares of common stock, which previously had been held as treasury shares, was completed for approximately $3.4 million.

•	In January 2006, the position of Vice President of Asia Operations was established for the purpose of developing and implementing marketing, manufacturing and engineering strategic growth opportunities in Asia.

•	The principal market drivers that we believe are contributing to sales growth include:
➢	Global consumption of crude oil is estimated to expand significantly over the next 15 years.

➢	It is generally believed that there is a shortage of global oil refining capacity.

➢	There is a significant differential in raw material prices between higher and lower quality crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process lower grades of crude oil.

➢	Supplies of sweet crude oil are being depleted. Sour crude sources are identified and are believed to be plentiful.

➢	Environmental regulations in numerous countries requiring lower sulfur emissions are requiring refineries to upgrade their facilities.

➢	The expansion of a middle class in Asia is driving greater demand for power and petrochemical products.

➢	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East where natural gas is plentiful and inexpensive.

➢	The global economy is expanding.

➢	There is an increased need in certain regions for geothermal electrical power plants to meet electricity demand.
FORWARD-LOOKING STATEMENTS
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products and markets;

•	plans for future products and services and for enhancements of existing products and services;

•	estimates regarding our liquidity and capital requirements;

•	the ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	intellectual property.
     Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report. Undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
     The discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
     Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.
Revenue Recognition — We recognize revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known.
     Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the contracts we enter into have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method. We recognize revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and we have no further material obligations under the contract after the revenue is recognized.
Pension and Postretirement Benefits — Defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions are reviewed annually by management and include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. We base the discount rate assumption for our plans on Moody’s or Citigroup Pension Liability Index AA-rated corporate long-term bond yield rate. The long-term expected rate of return on plan assets is based on the plan’s asset allocation, historical returns and management’s expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.
     To the extent that actual results differ from assumptions, the differences are reflected as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net recognized gains and losses exceed 10% of the greater of the plan’s projected benefit obligation or the market-related value of assets. Significant differences in actual experience or significant changes in future assumptions would affect pension and postretirement benefit costs and obligations.
     Income Taxes — Deferred income tax assets and liabilities for the expected future tax consequences of events have been recognized in our financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax rates. We evaluate the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and record valuation allowances to reduce deferred income tax assets to an amount that represents our best estimates of the amounts of such deferred income tax assets that more likely than not will be realized.
RESULTS OF OPERATIONS
     For an understanding of the significant factors that influenced performance for the three and nine-month periods ended December 31, 2005 and 2004, the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements contained in this report.

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$13,504	$10,783	$39,297	$28,135
Income (loss) from continuing operations	$560	$(90)	$2,613	$(447)

Diluted income (loss) per share from continuing operations	$0.15	$(0.03)	$0.70	$(0.13)
Identifiable assets	$38,555	$31,098	$38,555	$31,098
     Sales for the quarter ended December 31, 2005 were $13,504, a 25% increase, as compared with $10,783 for the quarter ended December 31, 2004. Sales for the nine months ended December 31, 2005 were $39,297, a 40% increase, compared with $28,135 for the nine months ended December 31, 2004. The growth in sales for the three and nine-month periods ended December 31, 2005 resulted from increases in both domestic and export business, with export sales to Canada, Asia, Mexico and the Middle East having the greatest improvement compared with the prior year periods. By geographical location, sales into Canada were for tar sands and general refinery applications; sales to Asia were primarily for petrochemical projects; sales to Mexico were primarily for refinery work; and sales to the Middle East were primarily for both refinery and chemical projects. Sales, by product, were up due to significantly greater demand for condensers and ejectors. Condenser sales for the three and nine-month periods increased 29% and 97%, respectively, over the three and nine-month periods ended December 31, 2004. Ejector sales increased over the same respective periods 65% and 73%. Increased sales of condenser products were largely a result of capacity expansion projects in the petrochemical market. Increased ejector sales were primarily a result of oil refinery upgrade and expansion activities. The latter activity is largely due to the growing utilization of lower quality “sour” crude oil (as opposed to higher quality “sweet” crude oil) as the core raw material for refinery processes as well as compliance with new environmental regulations in numerous countries related to clean fuels and capacity additions. The increase in capacity in the petrochemical sector is being driven by greater worldwide demand for, and consumption of, oil and natural gas by-products.
     Gross profit margin for the three months ended December 31, 2005 was 27%, compared with 24% for the three months ended December 31, 2004. Gross profit margin for the nine months ended December 31, 2005 was 29% compared with 15% for the nine months ended December 31, 2004. The improvement in gross profit margin for the three and nine-month periods was due to greater sales volume and selling price increases. We were able to obtain greater volume and higher selling prices and be more selective in orders accepted as a result of improved product demand. Going forward, we anticipate increased pressure on gross margin because of higher costs of materials, energy and increasing labor and benefit costs. In addition, given the sales opportunities we believe exist in Asia and elsewhere, we have strategically increased our emphasis in those markets. Although we believe that such markets are likely to have lower margin potential because of their specific economic climates, we believe that the expansion of operations into these markets will longer term deliver benefits worth making the investments now.

     Selling, general and administrative expenses were 20% of sales for the current quarter, compared with 19% for the quarter ended December 31, 2004. Selling, general and administrative expenses were 19% of sales for the nine months ended December 31, 2005, compared with 21% for the nine months ended December 31, 2004. Actual expenses for the three and nine-month periods ended December 31, 2005 increased 35% and 27%, respectively, primarily as a result of increased travel, consulting, accounting and variable compensation expenses, and from the addition of sales personnel in Europe and China. The majority of these expense increases were related to the robust business climate and longer-term growth opportunities that we believe are currently available to us.
     Other income of $1,592 for the nine-month period ended December 31, 2004 resulted from a settlement of a contract dispute over cancellation charges. There was no other income for the three-month periods ended December 31, 2005 or 2004 or for the nine-month period ended December 31, 2005.
     Other expense recognized in the three and nine-month periods ended December 31, 2004 of $648 was incurred as a result of our entering into an Agreement and General Release with the former President and CEO. As a result of this agreement, such former President and CEO has been retained as an independent consultant through November 8, 2008 and is provided consulting fees and medical, dental and insurance benefits. The former President and CEO is also advising us on sales opportunities in Mexico and South America. There was no other expense for the three and nine months ended December 31, 2005.
     Interest expense was $4 for the quarter ended December 31, 2005, compared with $9 for the quarter ended December 31, 2004. For the nine months ended December 31, 2005 interest expense was $13, compared with $19 for the nine months ended December 31, 2004. We have been able to maintain low levels of debt through this sales expansion period by carefully managing working capital and as a result of our strong cash flow from operations.
     The effective income tax rate for the quarter ended December 31, 2005 was 35%, compared with 19% for the quarter ended December 31, 2004. For both the nine-month periods ended December 31, 2005 and 2004 the effective income tax rate was 35%. Effective tax rates for all periods approximated federal and state statutory rates except for the quarter ended December 31, 2004. The unusually low effective income tax rate for the quarter ended December 31, 2004 resulted from the need to revise the annualized projected effective income tax rate.
     For the three and nine-month periods ended December 31, 2005, income from continuing operations and net income were $560 and $2,613, respectively, or $0.15 and $0.70 per diluted share, respectively. Loss from continuing operations for the three and nine-month periods ended December 31, 2004 was $90 or $0.03 per diluted share, and $447 or $0.13 per diluted share, respectively. Net loss for the three and nine months ended December 31, 2004 was $21 or $0.01 per diluted share and $615 or $0.18 per diluted share, respectively.
     The income (loss) from discontinued operations for the three and nine-month periods ended December 31, 2004 of $69 or $0.02 per diluted share and $(168) or $(0.05) per diluted share, respectively, represents the operating losses of the United Kingdom subsidiary that was disposed of in March 2005. There was no loss from discontinued operations in our current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
(Dollar amounts in thousands, except per share data)

	December 31,	March 31,
	2005	2005
Working capital	$18,094	$11,204
Working capital ratio (1)	2.6	2.0
Long-term debt	$41	$44
Long-term debt/capitalization (2)	0.2%	0.3%
Long-term liabilities/capitalization (3)	15%	37%

(1)	Working capital ratio equals Current Assets divided by Current Liabilities.

(2)	Long-term Debt/capitalization equals Long-term Debt divided by Stockholders’ Equity.

(3)	Long-term Liabilities/capitalization equals Total Liabilities minus Current Liabilities divided by Stockholders’ Equity.
     Net cash provided by operating activities from continuing operations was $7,426 for the nine months ended December 31, 2005, compared with net cash used by operating activities from continuing operations of $2,465 for the nine months ended December 31, 2004. The change from cash used by operations to cash provided by operations was primarily due to net income of $2,613 for the nine months ended December 31, 2005, compared with a net loss from continuing operations of $447 for the nine months ended December 31, 2004, an increase in customer deposits on orders, and reduced accounts receivable and inventories in the nine months ended December 31, 2005. The increase in customer deposits was due to increases in major project orders. These orders customarily require advance payments from customers. We have been able to reduce days outstanding in accounts receivable through various initiatives implemented over the past nine months. Reduced inventories were a benefit of lean manufacturing practices initiated over the past several months. Additionally, the loss of $447 for the nine months ended December 31, 2004 included non-cash other income of $761 compared with $0 for the nine months ended December 31, 2005. Non-cash income recognized for the nine months ended December 31, 2004 had previously been collected in advanced payments.
     During the three and nine-month periods ended December 31, 2005, net cash generated from operations in excess of cash held for near-term needs was invested in marketable securities. Investments in marketable securities generally consist of U.S. government instruments with maturity periods of 91 to 120 days. Investments increased $9,925 over March 31, 2005. Investments decreased $3,400 from March 31, 2004 to December 31, 2004. The decrease in the prior year was due to the sale of marketable securities to finance operating cash deficits.
     Anticipated uses of cash for the year ending March 31, 2006, include a capital expenditure program of up to $1,500 and the continued payment of quarterly dividends to stockholders. The capital expenditure plans include significant expenditures for information technology and software to enhance engineering and design productivity. Capital expenditures for the first nine months of the fiscal year ending March 31, 2006 were $927, compared with $53 for the nine months ended December 31, 2004. In October 2005, $2,289 was contributed to the defined benefit pension plan. With this contribution, the total amount contributed to the pension plan for the current fiscal year is $3,576. This additional contribution will enable us to take the maximum income tax deduction permitted under full funding limitations, reduce future pension expenses and, under the current funding standard, substantially fund the Plan on an on-going basis.
     The sale of 198,246 shares of common stock was completed in November 2005. The shares were offered pursuant to a registration statement filed with the Securities and Exchange Commission on November 14, 2005. The common stock was sold for $18 per share. These shares were held as treasury shares before the sale. They were previously acquired at an average price of $7 per share. In total, the sale netted, after related costs of $150, $3,418 and increased Stockholders’ Equity 18% resulting in a net book value per share of $0.94. The shares were sold to raise additional capital to support sales growth, diversify the stockholder base, broaden institutional ownership and provide greater float in the market.
     Additionally, cash of $1,294 was generated from the issuance of common stock in conjunction with the exercise of stock options during the nine months ended December 31, 2005. This compares with $83 generated from the exercise of stock options in the nine-month period ended December 31, 2004. Other financing activities in the current fiscal year included the retirement of $1,872 in short-term debt.
     We have a credit facility with Bank of America, N.A. for $13,000, borrowings under which are secured by assets of the Company. We believe that cash from operations and available financing capacity under the credit facility will be adequate to meet cash needs, including planned capital spending, in the foreseeable future.
     Total cash used by operating activities of the discontinued operation for the nine months ended December 31, 2004 was $164. The discontinued operation invested $75 in capital expenditures and used $137 from financing activities. There were no discontinued operation activities in the current fiscal year.
ORDERS AND BACKLOG
     Orders for the current quarter were $14,337, compared with $13,953 for the quarter ended December 31, 2004, a 3% increase. Orders for the nine months ended December 31, 2005 were $47,595, compared with $36,524 for the nine months ended December 31, 2004, a 30% increase. Orders represent communications received from customers for the supply of products and services. Orders for surface condensers in the current quarter and nine months ended December 31, 2005 increased 96% and 58%, respectively, over the three and nine-month periods ended December 31, 2004. Orders for ejector products (decreased) increased (7)% and 43% for the three and nine-month periods ended December 31, 2005 compared with the same respective periods one year ago. Increases in orders are due largely to the increased demand for products and services coming from major project work in the petrochemical and refinery sectors. The decrease in ejector orders for the current quarter is believed to be a temporary situation and attributed to timing of order placements. Export orders were up 56% and 66% for the respective three and nine-month periods ended December 31, 2005 compared with the three and nine-month periods ended December 31, 2004. Through December 31, 2005 orders from Asia,

Mexico and the Middle East for major project work rose substantially compared with the nine months ended December 31, 2004. Domestic orders were down 49% in the current three months and 2% in the nine months ended December 31, 2005, compared with the three and nine-month periods ended December 31, 2004. In the immediate future, we anticipate that the receipt of orders from the domestic market will approximate the average levels experienced for the nine months ended December 31, 2005.
     Backlog was $30,278 at December 31, 2005, compared with $22,145 at December 31, 2004. This represents a 37% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from traditional markets in established product lines and are scheduled to be shipped in the next twelve months. Approximately 40% of the backlog can be attributed to equipment for refinery project work, 46% to chemical and petrochemical projects, 5% to equipment sold to the power generation sector and 9% to other industrial or commercial applications. The demand coming from the refinery sector for equipment is being driven by the shortages of refinery capacity resulting from increased usage of oil in China and India, the need to upgrade existing refineries so that they can use lower cost, high sulfur “sour” crude, and the need to revamp refineries to meet environmental regulations in numerous countries pertaining to diesel fuel sulfur content requirements. Most refineries presently in operation can only process light, “sweet” (i.e., low sulfur) crude, which is less abundant and more expensive than heavier “sour” (i.e. high sulfur) crude. Orders from the petrochemical and power markets are mainly for overseas capacity expansion projects. These orders reflect the continued economic growth in Asia. In years prior to 2005, there were minimal capital investments by these sectors, which has also contributed to the present increased demand.
CONTINGENCIES
     We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend against these claims. The claims are similar to previous asbestos lawsuits which named us as a defendant, lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. At December 31, 2005, we were unaware of any additional litigation matters.

NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in such Statement. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for inventory costs we incur during the fiscal year ending March 31, 2007. Although we believe that the adoption of SFAS No. 151 may result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity, we do not anticipate below normal utilization of plant capacity for the immediate future. We have not yet determined the long-term impact on the Consolidated Financial Statements of adopting SFAS No. 151.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123(R) requires management to choose among various acceptable options in quantifying the compensation expense to be recognized for options granted. We have decided to use the Black-Scholes fair value model and to adopt the modified prospective method for expense recognition of options granted as of the adoption date of April 1, 2006. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R). We believe the initial effect of adopting SFAS 123(R) will be immaterial to the Consolidated Financial Statements because all stock options currently issued and unexercised are fully vested.
     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN No. 47 in the current quarter. The impact of adopting FIN No. 47 was immaterial to our consolidated financial position, results of operations and cash flows.
OFF BALANCE SHEET ARRANGEMENTS
     We did not have any off balance sheet arrangements as of December 31, 2005 or 2004 other than operating leases.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed are:
•	foreign currency exchange rates;

•	equity price risk (related to our Long-Term Incentive Plan for Directors);

•	material availability; and

•	gross margin risk.
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
FOREIGN CURRENCY
     International consolidated sales for the past three fiscal years were 40% of total sales. Operating in markets throughout the world, as we do, involves exposure to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being the ability to compete for orders against competitors who base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to U.S. dollars. For the three and nine-month periods ended December 31, 2005 and 2004, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. For the three-month periods ended December 31, 2005 and 2004, purchases in foreign currencies represented 1% and 5% of the cost of products sold, respectively. For the nine-month period ended December 31, 2005 and 2004, purchases in foreign currencies represented 1% and 5% of cost of products sold, respectively. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure.
     At December 31, 2005 and 2004, we held no forward foreign currency exchange contracts.
EQUITY PRICE RISK
     The Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for outside Directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at December 31, 2005 and 2004 and an $8 per share price, a 50-75% change in the year end common stock market price would positively or (negatively) impact income from continuing operations before income taxes as follows:
(Dollar amounts in thousands)

	Three Months Ended
	December 31,
	2005	2004
50% increase	$(2)	$(135)
50% decrease	$137	$135
75% increase	$(2)	$(202)
75% decrease	$206	$202
     Assuming required net income targets are met, certain awards would be provided, and based upon a market price of $8 per share, a 50-75% change in the stock price would positively (negatively) impact income from continuing operations before income taxes in future years ending March 31 as follows:
(Dollar amounts in thousands)

	2007	2008	2009	2010	2011
50% increase	$(2)	$(2)	$(2)	$(2)	$(2)
50% decrease	$154	$171	$183	$195	$197
75% increase	$(2)	$(2)	$(2)	$(2)	$(2)
75% decrease	$231	$256	$274	$293	$296
MATERIAL AVAILABILITY
     Shortages of materials have occasionally affected our ability to meet delivery requirements for certain orders. We seek to identify alternative vendors in such cases.
GROSS MARGIN RISK
     Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower product costs and favorable foreign exchange rates. Currently we are experiencing rising costs, particularly for healthcare, employment costs, metal materials and energy. As a larger percent of sales are shipped to Southeast Asia, we may encounter greater pricing pressures preventing us from fully covering escalating costs. To mitigate these pressures, we are exploring alternative manufacturing models, increasing investments in information technology to improve productivity and adopting lean manufacturing principles.

Item 4. CONTROLS AND PROCEDURES
     The President and Chief Executive Officer and the Vice President Finance and Administration and Chief Financial Officer each have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on these reviews, each has determined such controls are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
     There have been no changes to internal controls over financial reporting during the quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
December 31, 2005
PART II — OTHER INFORMATION
Item 6. Exhibits
     See index to exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

/s/ J. Ronald Hansen

J. Ronald Hansen
Vice President Finance and Administration, Chief Financial Officer
(Principal Accounting Officer)

February 2, 2006 Date

INDEX OF EXHIBITS
3.1	Certificate of Incorporation, as amended, of Graham Corporation (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-2 filed on September 28, 2005, and incorporated herein by reference).

3.2	By-laws of registrant, as amended (filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

4.1	Stockholder Rights Plan of Graham Corporation (filed as Item 5 to Registrant’s Current Report on Form 8-K filed on August 23, 2000 and Registrant’s Form 8-A filed on September 15, 2000, and incorporated herein by reference).

4.2	Amended and Restated Credit Facility Agreement (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on July 13, 2005 and is incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President Finance and Administration, Chief Financial Officer.

32.1	Section 1350 Certifications.