Form 10-K
period 2006-03-31
GRAHAM CORP
filed 2006-06-08
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-8462

GRAHAM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	16-1194720
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 Florence Avenue, Batavia, New York	14020
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 585-343-2216

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock (Par Value $.10)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2005, the last business day of the Company’s most recently completed second fiscal quarter, was $59,088,964. The market value calculation was determined using the closing price of the Registrant’s Common Stock on September 30, 2005, as reported on the American Stock Exchange for purposes of the foregoing calculation only, all directors, officers and the Registrant’s Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 31, 2006, there were outstanding 3,832,390 shares of common stock, $.10 par value, and 3,832,390 common stock purchase rights.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2006 Annual Meeting of Stockholders, is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION
Annual Report on Form 10-K
Year Ended March 31, 2006

Note:	Portions of the registrant’s definitive proxy statement, to be issued in connection with the registrant’s 2006 Annual Meeting of Stockholders to be held on July 27, 2006, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business.

Graham Corporation (“Graham,” the “Company,” “we,” “us” or “our”) designs, manufactures and sells custom-built vacuum and heat transfer equipment to customers worldwide. Our products include steam jet ejector vacuum systems, surface condensers for steam turbines, vacuum pumps and compressors, various types of heat exchangers, including helical coil heat exchangers marketed under the Heliflow® name, and plate and frame exchangers. Our products produce a vacuum, condense steam or transfer heat, or perform a combination of these tasks. Our products are available in a variety of metals and non-metallic corrosion resistant materials.

Our products are used in a wide range of industrial process applications, including:

•	petroleum refineries;

•	chemical plants;

•	power generation facilities, such as fossil fuel, nuclear, cogeneration and geothermal power plants;

•	pharmaceutical plants;

•	plastics plants;

•	fertilizer plants;

•	breweries;

•	titanium plants;

•	liquefied natural gas production facilities;

•	soap manufacturing plants;

•	air conditioning systems;

•	food processing plants; and

•	other process industries.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in 1936. Our principal business location is in Batavia, New York. We also maintain two wholly-owned subsidiaries, Graham Europe Limited in the United Kingdom and, as of May 2006, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. in Suzhou, China. As of March 31, 2006, we had 250 full-time employees, inclusive of employees of our United Kingdom subsidiary.

We previously had an additional subsidiary located in the United Kingdom that manufactured vacuum equipment. In March 2005, our Board of Directors approved a plan to discontinue the operations of this subsidiary and such subsidiary’s principal creditor appointed a receiver to liquidate its assets. In May 2005, the assets of this subsidiary were sold. As a result of this divestiture, the operations of our former United Kingdom subsidiary are presented as a discontinued operation in our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal years ended March 31, 2005 and 2004.

Our Fiscal 2006 Highlights

Highlights for our fiscal year ended March 31, 2006, which we refer to as fiscal 2006, include:

•	Sales for the year were up 34% compared with fiscal 2005.

•	Backlog increased 48% compared with fiscal 2005.

•	Income from continuing operations and income per diluted share for fiscal 2006 were $3,586 and $0.96, respectively, compared with $296 and $0.09, respectively, for fiscal 2005.

•	Gross profit margins and operating margins from continuing operations were 29% and 11%, respectively, compared with 18% and 0%, respectively, for fiscal 2005.

•	Effective October 3, 2005 we split our stock 2 for 1 to achieve greater trading liquidity.

•	In November 2005, the sale of 198,246 shares of common stock, which we previously held as treasury shares, was completed resulting in net proceeds to us of approximately $3.4 million.

•	In January 2006, the position of Vice President of Asia Operations was established for the purpose of developing and implementing marketing, manufacturing and engineering strategic growth opportunities in Asia. In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou, which currently is a sales, engineering and project management operation, and committed to a $2,100 capital investment over the next two years.

The principal market drivers that we believe are contributing to sales growth include:

•	Global consumption of crude oil is estimated to expand significantly over the next 15 years.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	There is a significant differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	New environmental regulations in numerous countries requiring lower sulfur emissions are requiring refineries to upgrade their facilities.

•	The expansion of the middle class in Asia is driving increasing demand for power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and inexpensive.

•	The global economy is continuing to expand.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

Our Customers and Markets

Our principal customers include large chemical, petrochemical, petroleum refining and power generating industries, which are end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for such companies, and original equipment manufacturers, who combine our products into their equipment prior to its sale to end users.

Our products are sold using a combination of sales engineers we employ directly, as well as independent sales representatives located worldwide. No part of our business is dependent on a single customer or a few customers, the loss of which would seriously harm our business, or on contracts or subcontracts that are subject to renegotiation or termination by a governmental agency.

A substantial portion of our revenue is generated from foreign sales, and we believe that revenue from the sale of our products outside the United States will continue to account for a material portion of our total revenue for the foreseeable future. We have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. As a result of the expansion of our presence in Asia, we expect that in future years Asia will account for a greater percentage of our revenue.

A breakdown of our net sales from continuing operations by geographic area for fiscal 2006, fiscal 2005 and our fiscal year ended March 31, 2004, which we refer to as fiscal 2004, is contained in Note 15 to our consolidated financial statements on page 46 to this Annual Report on Form 10-K. In fiscal 2006, total sales to one customer amounted to 11% of total net sales for the year. We presently have no plans to enter any new industry segments that would require the investment of a material amount of our assets or that we would otherwise consider to be material.

Our Strengths

Our core strengths are as follows:

•	We have strong brand recognition. Over the past 70 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. As a result, the Graham name is well known by both our existing customers, and many of our potential customers. We believe that recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets.

•	We engineer and manufacture high quality products and systems that address the particular needs of our customers. With over 70 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

•	We have a global presence. Our products are used worldwide, and we have sales representatives located in over 40 major cities.

•	We believe that we have a solid reputation and strong relationships with our existing customer base, as well as with our key suppliers.

Our Strategy

We intend to grow our business and improve our results of operations by implementing the following core strategies:

•	Continue to invest in engineering resources and technology in order to advance our market penetration with our vacuum and heat transfer technologies.

•	Invest resources to meet the growing demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets. Specifically, establish sales, engineering and manufacturing capabilities in Asia where estimates of demand for oil and oil by-products will exceed the rest of the world.

•	Expand our margin potential by implementing and expanding upon our operational efficiencies through the introduction of lean manufacturing processes and other cost efficiencies.

•	Enhance our engineering and manufacturing capacities, especially in connection with the design of our products, in order to be able to more quickly respond to existing and future customer demands.

•	Accelerate our bids on available contracts by implementing front-end bid automation and design processes.

•	Expand our global sales presence in order to both further penetrate our existing markets and reach additional markets.

•	Capitalize on the strength of the Graham brand in order to both win more business in our traditional markets and penetrate other markets.

•	Examine acquisition and organic growth opportunities to expand and complement our core business, including opportunities to extend our existing product lines and opportunities to move into complementary product lines.

Competition

Our business is highly competitive and a number of companies having greater financial resources are engaged in the manufacture of products similar to ours and provide services similar to those that we provide. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality.

Intellectual Property

Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham name in the marketplace.

Availability of Raw Materials

Although shortages of certain materials can from time to time affect our ability to meet delivery requirements for certain orders, historically, we have not been materially adversely impacted by the availability of raw materials.

Working Capital Practices

Our business does not require us to carry significant amounts of inventory or materials beyond what is needed for work in progress. We do not provide rights to return goods, or payment terms to customers that we consider to be extended in the context of the industries we serve.

Environmental Matters

We do not anticipate that our compliance with federal, state and local laws regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment will have a material effect upon our capital expenditures, earnings or competitive position.

Seasonality

No material part of our business is seasonal in nature.

Research Activities

During fiscal 2006, fiscal 2005 and fiscal 2004, we spent approximately $27, $150 and $118, respectively, on research and development activities relating to the development of new products and services, or the improvement of existing products and services.

Item 1A.	Risk Factors

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report on Form 10-K. If any of the events described below occur, our business and results of operations could be harmed.

Risks related to our business

The industries in which we operate are cyclical, and downturns in such industries may adversely affect our operating results.

Historically, a substantial portion of our revenue has been derived from sales of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we are currently in an upturn of demand for our products in the petrochemical, petroleum refining and power generating industries, a downturn in one or more of these industries could occur at any time. In the event of such a downturn, we have no way of knowing if, when and to what extent there might be a recovery. A deterioration in any of the cyclical industries we serve would harm our business and operating results because our customers would not likely have the resources necessary to purchase our products nor would they likely have the need to build additional facilities or improve existing facilities.

Our international sales operations are subject to uncertainties that could harm our business.

We believe that revenue from the sale of our products outside the United States will continue to account for a material portion of our total revenue for the foreseeable future. For fiscal 2006, our sales to geographic regions were as follows: 51% — United States; 16% — Asia; 9% — Canada; 8% — Mexico and South America; 14% — Middle East; and 2% — various other regions. No sales to the Middle East were to terrorist sponsoring nations. Our international sales operations are subject to numerous risks, including:

•	it may be difficult to enforce agreements and collect receivables through some foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the United States;

•	tax rates in some foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in the countries where we sell our products may have an adverse effect on our sales in those countries or not be favorable to our growth strategy;

•	foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy; and

•	it may be difficult to enforce intellectual property rights in some foreign countries.

The occurrence of any one of the above risks could harm our business and results of operations. In addition, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. As such, fluctuations in currency exchange rates, which cause the value of the U.S. dollar to increase, could have an adverse effect on the profitability of our business. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. At March 31, 2006 and 2005, we held no forward foreign currency exchange contracts.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely effected.

Although technologies in the vacuum and heat transfer areas are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

The loss of any of our senior executive officers or our inability to hire additional qualified management personnel could harm our business.

We are dependent to a large degree on the services of William C. Johnson, our president and chief executive officer, J. Ronald Hansen, our vice president of finance and administration and chief financial officer, James R. Lines, our vice president and general manager, and Stephen P. Northrup, our vice president of Asia operations. Our operations may suffer if we were to lose the services of any of our senior executive officers. With the exception of Mr. Lines, we do not maintain key person insurance on any of our senior executive officers.

In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain qualified management personnel or if a significant number of them were to leave our employ, our business could be harmed.

Our business is highly competitive. If we are unable to successfully implement our business strategy, we risk losing market share to current and future competitors.

Some of our present and potential competitors have or may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our existing customers. If we cannot compete successfully against current or future competitors, our business will be harmed.

If we are unable to make necessary capital investments, our business may be harmed.

In order to remain competitive, we need to invest continuously in research and development, manufacturing, customer service and support, and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

If third parties infringe our intellectual property or if we were to infringe the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. We may also be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were to infringe on the intellectual property rights of others, our competitive position could suffer. Furthermore, other companies may develop technologies that are similar or superior to our technologies, duplicate or reverse engineer our technologies or design around our patents.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could harm our business and results of operations.

A decrease in supply or increase in cost of the materials used in our products could harm our profitability.

Any restrictions on the supply or the increase in the cost of the materials used by us in manufacturing our products could significantly reduce our profit margins. Efforts to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources.

We face potential liability from asbestos exposure and similar claims.

We are a defendant in several lawsuits alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. We cannot predict with certainty the outcome of these lawsuits or whether we could become subject to any similar, related or additional lawsuits in the future. In addition, because some of our products are used in systems that handle toxic or hazardous substances, any failure or alleged failure of our products in the future could result in litigation against us. Any litigation brought against us, whether with or without merit, could result in substantial costs to us as well as divert the attention of our management, which could harm our business and results of operations.

Risks related to operating a subsidiary in China

The operations of our Chinese subsidiary may be adversely affected by China’s evolving economic, political and social conditions.

The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China. In particular, the results of operations of our Chinese subsidiary may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation.

It may be difficult for our Chinese subsidiary to make dividend or other payments to us, which could adversely effect our results of operations.

Our ability to receive dividends and payments from, and transfer funds to, our Chinese subsidiary could be subject to restrictions under Chinese laws. Any such restrictions could negatively affect our results of operations and restrict our ability to act quickly in response to changing market conditions.

Intellectual property rights are difficult to enforce in China.

Chinese commercial law is relatively undeveloped compared to the commercial law in many of our other major markets and limited protection of intellectual property is available in China as a practical matter. Although we intend to take precautions in the operations of our Chinese subsidiary to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers.

Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiary.

We conduct our business in China primarily through our wholly-owned Chinese subsidiary. Our Chinese subsidiary is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. For the preceding reasons, it may be difficult for us to obtain swift and equitable enforcement of laws ostensibly designed to protect companies like ours.

Risks related to the ownership of our common stock

Provisions contained in our certificate of incorporation, bylaws and our stockholder rights plan could impair or delay stockholders’ ability to change our management and could discourage takeover transactions that our stockholders might consider to be in their best interests.

Provisions of our certificate of incorporation and bylaws, as well as our stockholder rights plan, could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our common stock, that our stockholders might consider to be in their best interests. For example:

•	We could issue shares of preferred stock with terms adverse to our common stock. Under our certificate of incorporation, our board of directors is authorized to issue shares of preferred stock and to determine the rights, preferences and privileges of such shares without obtaining any further approval from the holders of our common stock. Up to 440,000 of such undesignated shares of preferred stock are presently eligible for issuance. We could issue shares of preferred stock with voting and conversion rights that adversely affect the voting power of the holders of our common stock, or that have the effect of delaying or preventing a change in control of our company.

•	We maintain a stockholder rights, or “poison pill,” plan. Our stockholder rights plan has the effect of discouraging any person or group that wishes to acquire 15% or more of our common stock from doing so without obtaining our agreement because such acquisition would cause such person or group to suffer substantial dilution. Such plan may have the effect of discouraging a change in control transaction that our stockholders would otherwise consider to be in their best interests.

•	Only a minority of our directors may be elected in a given year. Our bylaws provide for a classified board of directors, with only approximately one-third of our board elected each year. This provision makes it more difficult to effect a change of control because at least two annual stockholder meetings are necessary to replace a majority of our directors.

•	Our bylaws contain advance notice requirements. Our bylaws also provide that any stockholder who wishes to bring business before an annual meeting of our stockholders or to nominate candidates for election as directors at an annual meeting of our stockholders must deliver advance notice of their proposals to us before the meeting. Such advance notice provisions may have the effect of making it more difficult to introduce business at stockholder meetings or nominate candidates for election as director.

•	Our certificate of incorporation requires supermajority voting to approve a change of control transaction. Seventy-five percent of our outstanding shares entitled to vote are required to approve any merger, consolidation, sale of all or substantially all of our assets and similar transactions if the other party to such transaction owns 5% or more of our shares entitled to vote. In addition, a majority of the shares entitled to vote not owned by such 5% or greater stockholder are also required to approve any such transaction.

•	Amendments to our certificate of incorporation require supermajority voting. Our certificate of incorporation contains provisions that make its amendment require the affirmative vote of both 75% of our outstanding shares entitled to vote and a majority of the shares entitled to vote not owned by any person who may hold 50% or more of our shares unless the proposed amendment was previously recommended to our stockholders by an affirmative vote of 75% of our board. This provision makes it more difficult to implement a change to our certificate of incorporation that stockholders might otherwise consider to be in their best interests without approval of our board.

•	Amendments to our bylaws require supermajority voting. Although our board of directors is permitted to amend our bylaws at any time, our stockholders may only amend our bylaws upon the affirmative vote of both 75% of our outstanding shares entitled to vote and a majority of the shares entitled to vote not owned by any person who owns 50% or more of our shares. This provision makes it more difficult for our stockholders to implement a change they may consider to be in their best interests without approval of our board.

Our stock price may be volatile because of factors beyond our control.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	variations in our revenue and operating results from quarter to quarter;

•	developments or downturns in the industries in which we do business;

•	our ability to obtain and/or maintain securities analyst coverage;

•	changes in securities analysts’ recommendations or estimates of our financial performance;

•	changes in market valuations of companies similar to ours;

•	announcements by our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	general economic conditions.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us, regardless of its merit, could result in substantial costs to us and divert the attention of our management, which in turn could harm our business and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located at 20 Florence Avenue, Batavia, New York, consisting of a 45,000 square foot building. Our manufacturing facilities are also located in Batavia, consisting of approximately thirty-three acres and containing about 216,000 square feet in several connected buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development.

Additionally, we lease a U.S. sales office in Houston.

Assets with a book value of $30,098 have been pledged to secure certain of our borrowings.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

Item 3.	Legal Proceedings

This information required by this Item 3 is set forth in Note 16 to the Consolidated Financial Statements on page 46 of the Annual Report on Form 10-K and is incorporated by reference herein.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market Information

Our common stock is traded on the American Stock Exchange under the symbol “GHM”. As of June 1, 2006, there were approximately 3,832,390 shares of our common stock outstanding that were held by approximately 197 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the American Stock Exchange. The following table takes into account the effect of our two-for-one stock split in the nature of a dividend which became effective October 3, 2005.

	High	Low

Fiscal year 2006
First quarter	$13.75	$8.28
Second quarter	20.71	12.63
Third quarter	24.85	13.20
Fourth quarter	26.00	17.60
Fiscal year 2005
First quarter	$5.98	$5.35
Second quarter	6.00	5.48
Third quarter	7.40	5.70
Fourth quarter	8.90	6.39

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our board of directors out of funds legally available for the payment of dividends. We have declared cash dividends of $.025 per share on our common stock quarterly since July 25, 2002. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

The senior credit facility to which we are a party contains provisions pertaining to the maintenance of minimum working capital balances, tangible net worth and financial ratios as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The facility also limits the payment of dividends to stockholders to $600 per year.

Our ability to receive dividends and payments from, and transfer funds to, our Chinese subsidiary could be subject to restrictions. Any such restrictions could negatively affect our results of operations and restrict our ability to act quickly in response to changing market conditions.

We did not sell equity securities that were not registered during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

	Graham Corporation — Six Year Summary of Selected Financial Data
	2006	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)

Operations:
Net Sales	$55,208	$41,333	$37,508	$44,511	$41,085	$40,664
Gross Profit	15,959	7,540	5,890	7,297	7,272	8,213
Gross Profit Percentage	29%	18%	16%	16%	18%	20%
Income (Loss) From Continuing Operations	3,586	296	(832)	148	1,738	122
Dividends	367	334	327	254	—	—
Common Stock:
Basic Earnings (Loss) From Continuing Operations Per Share	.98	.09	(.25)	.04	.53	.04
Diluted Earnings (Loss) From Continuing Operations Per Share	.98	.09	(.25)	.04	.52	.04
Quarterly Dividend Declared Per Share	.025	.025	.025	.025	—	—
Market Price Range of Common Stock	26.00-8.28	8.90-5.35	5.85-3.53	5.50-3.42	7.40-3.63	6.47-3.53
Financial Data at March 31:
Working Capital	16,779	11,204	11,652	12,822	13,812	11,162
Capital Expenditures	1,048	224	249	799	607	1,025
Depreciation	775	768	793	797	773	754
Total Assets	40,556	33,529	35,740	38,323	43,704	36,608
Long-Term Debt	30	44	93	127	150	682
Stockholders’ Equity	27,107	16,578	18,102	18,836	19,636	17,137

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

(Dollar amounts in thousands, except per share data)

Overview

Our corporate office and production facility are located in Batavia, New York. Our most recently completed fiscal year, which we refer to as fiscal 2006, began on April 1, 2005 and ended on March 31, 2006.

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

The current level of inquiries for our products and services gives us reason to believe that we continue to be in a period of increased capital spending by customers and potential customers. We believe that such increased capital spending will continue to positively impact our business for the immediate future. Global growth and expansion in oil refineries, petrochemical plants and power generation facilities are driving current demand for our products and services. Because our products are capital goods, industrial downturns can have a material adverse impact on sales.

In May 2005, we disposed of our subsidiary located in the United Kingdom that manufactured vacuum pumps. This disposition is presented as a discontinued operation in the Consolidated Statements of Operations and Retained Earnings and Consolidated Statements of Cash Flows for each of fiscal 2005 and fiscal 2004.

Highlights

Highlights for fiscal 2006:

•	Sales for the year were up 34% compared with fiscal 2005.

•	Backlog increased 48% compared with fiscal 2005.

•	Income from continuing operations and income per diluted share for fiscal 2006 were $3,586 and $0.96, respectively, compared with $296 and $0.09, respectively, for fiscal 2005.

•	Gross profit margins and operating margins from continuing operations were 29% and 11%, respectively, compared with 18% and 0%, respectively, for fiscal 2005.

•	Effective October 3, 2005 we split our stock 2 for 1 to achieve greater trading liquidity.

•	In November 2005, the sale of 198,246 shares of common stock, which we previously held as treasury shares, was completed resulting in net proceeds to us of approximately $3.4 million.

•	In January 2006, the position of Vice President of Asia Operations was established for the purpose of developing and implementing marketing, manufacturing and engineering strategic growth opportunities in Asia. In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou, which currently is a sales, engineering and project management operation, and committed to a $2,100 capital investment over the next two years.

We believe the principal market drivers that are increasing capital spending and contributing to our sales growth include:

•	Global consumption of crude oil is estimated to expand significantly over the next 15 years.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	There is a significant differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	New environmental regulations in numerous countries requiring lower sulfur emissions are requiring refineries to upgrade their facilities.

•	The expansion of the middle class in Asia is driving increasing demand for power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and inexpensive.

•	The global economy is continuing to expand.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	estimates regarding our liquidity and capital requirements;

•	our ability to attract or retain customers; and

•	the outcome of any existing or future litigation.

•	Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

•	Undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Critical Accounting Policies, Estimates and Judgments

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements and the notes to consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.

Revenue Recognition.  We recognize revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to our estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated material and labor costs at completion. Losses on contracts are recognized immediately when known.

Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the contracts we enter into have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method. We recognize revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is required throughout the construction process and we have no further material obligations under the contract after the revenue is recognized.

Pension and Postretirement Benefits.  Defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions are reviewed annually and include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. We base the discount rate assumption for our plans on Moody’s or Citigroup Pension Liability Index AA-rated corporate long-term bond yield rate. The long-term expected rate of return on plan assets is based on the plan’s asset allocation, historical returns and expectations as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.

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

Income Taxes.  Deferred income tax assets and liabilities for the expected future tax consequences of events have been recognized in our financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax rates. We evaluate available information about future taxable income and other possible sources of realization of deferred income tax assets and record valuation allowances to reduce deferred income tax assets to an amount that represents our best estimates of the amounts of such deferred income tax assets that more likely than not will be realized.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Fiscal Year Ended March 31,
	2006	2005	2004

Net sales	$55,208	$41,333	$37,508
Income (loss) from continuing operations	$3,586	$296	$(832)
Diluted income (loss) per share from continuing operations	$0.96	$0.09	$(0.25)
Identifiable assets	$40,556	$33,529	$35,740

Fiscal 2006 Compared with Fiscal 2005

Sales for fiscal 2006 were $55,208, a 34% increase, as compared with $41,333 for fiscal 2005. Sixty-seven percent of the growth in sales came from greater export sales. Fifty-six percent of the increase in export sales came from sales to the Middle East and were mostly for petrochemical projects. Increases in sales to Canada for refinery and “tar sands” projects (i.e., projects involving a process whereby tar-like sludgy heavy oil is extracted from sand), Asia for petrochemical projects and Mexico for refinery applications account for the remainder of the growth in export sales. By product, condenser sales for fiscal 2006 increased 84% over the fiscal 2005 and ejector sales increased 48%. Increased sales of condenser products were mostly a result of capacity expansion projects in the petrochemical market. Increased ejector sales were primarily a result of oil refinery upgrade and expansion activities. The latter activity is largely due to the growing utilization of lower quality “sour” crude oil (instead of higher quality “sweet” crude oil) as the core raw material for refinery processes as well as compliance with new environmental regulations in numerous countries related to clean fuels and capacity additions. Increase in capacity in the petrochemical sector is being driven by greater worldwide demand for, and consumption of, oil and natural gas by-products. See “Orders and Backlog.”

Gross profit percentage for fiscal 2006 was 29% compared with 18% for fiscal 2005. The improvement in gross profit margin in fiscal 2006 was due to greater sales volume as well as selling price increases. We were able to obtain greater volume and higher selling prices and at the same time be more selective in orders accepted as a result of improved product demand. We anticipate pressure on gross margin will increase in the future because of increasing materials, energy, labor and benefits costs. In addition, given the sales opportunities we believe exist in Asia and elsewhere, we have strategically increased our emphasis in those markets. Although we believe that such markets are likely to have lower margin potential because of their specific economic climates, we believe that the expansion of our operations into these markets will provide long-term benefits, including geographic proximity to our customers in Asia.

Selling, general and administrative expenses were 18% of sales for fiscal 2006, as compared with 19% for fiscal 2005. Actual expenses for fiscal 2006 increased 28% or $2,127 compared with fiscal 2005, primarily as a result of increased travel for sales activities, variable compensation expense relating to greater income from continuing operations, the addition of sales personnel in Europe and China to support long-term sales growth opportunities and consulting costs for employee training and Sarbanes-Oxley preparation costs.

There was no other income for fiscal 2006. Other income of $1,592 for fiscal 2005 resulted from a settlement of a contract dispute over cancellation charges. The settlement of this matter ended a complaint we filed in April 2004 in the United States District Court for the Northern District of California alleging breach of contract by a customer and a counterclaim filed by the customer seeking specific performance of the contract or monetary damages.

Other expense for fiscal 2006 was $371. This expense was incurred in conjunction with the settlement of litigation whereby we sued a foreign pump competitor that had adopted the name “Graham”. Pursuant to the settlement agreement, such competitor agreed to discontinue using our name by the fall of 2006 in exchange for certain inventory items with a recorded amount plus packaging costs of $252. We incurred $119 in legal costs pertaining to this settlement. Other expense in fiscal 2005 of $1,049 related to transitioning two senior executives. Under the terms of an agreement reached with our former president and chief executive officer, he was retained by us as an independent consultant through November 8, 2008 for an estimated cost, including retainer and certain benefits, of $562. Another senior executive was transitioned in January 2005. The term of the agreement reached with this former executive included salary continuation for twelve months and certain medical benefits for thirty-six months, for an estimated cost of $157. Costs accrued as of March 31, 2005 to recruit and relocate executive replacements for such transitioned senior executives resulted in $251 of expense.

Interest expense was $17 for fiscal 2006 and $33 for fiscal year 2005. Interest expense decreased due to reduced bank borrowings.

The effective income tax rate for fiscal 2006 was 38%, as compared with 18% for fiscal 2005. Fiscal year 2006’s rate approximated the statutory rate. The low effective rate for fiscal 2005 was due to lower net income coupled with an exclusion of income on export sales permitted under U.S. tax law together with the minimal amount of income subject to income taxes for the period.

Income from both continuing operations and net income for fiscal 2006 was $3,586 or $0.96 per diluted share. This compares with income from continuing operations of $296, or $0.09 per diluted share for fiscal 2005. Loss from discontinued operations and loss per diluted share was $3,202 and $0.93, respectively, for fiscal 2005. Net loss and loss per diluted share for fiscal 2005 was $2,906 and $0.85, respectively.

Fiscal 2005 Compared with Fiscal 2004

Sales for fiscal 2005 were $41,333, up 10%, as compared with $37,508 for fiscal 2004. The increase in sales for fiscal 2005 was due to increased ejector and condenser sales and from one petrochemical vacuum system shipment that approximated 7% of annual sales.

Sales for the last six months of fiscal 2005 were up 29% over the same period in fiscal 2004. Sales for the last six months of fiscal 2005 were up 38% from the first half of such year. The increase in sales in the last half of fiscal 2005 was due to the early stages of recovery in the refinery and petrochemical markets.

Gross profit percentage for fiscal 2005 was 18%, as compared with 16% for fiscal 2004. The improvement in gross profit percentage for fiscal 2005 compared with fiscal 2004 was due to greater sales volume and lower plant utility, repair and maintenance costs.

Selling, general and administrative expenses were 19% of sales for fiscal 2005, as compared with 21% for fiscal 2004. Selling, general and administrative expenses were down in fiscal 2005 due to a reduction in sales commission rates and lower advertising and travel expenses.

Interest expense was $33 for fiscal 2005 and $46 for fiscal year 2004. Interest expense decreased due to reduced bank borrowings.

Other income for fiscal 2005 was $1,592 as compared with $522 for fiscal 2004. Fiscal 2005 other income is described above. Other income of $522, recognized for fiscal 2004, represents a non-recurring curtailment gain resulting from the discontinuation of postretirement medical benefits.

Other expense recognized for fiscal 2005 of $1,049 was substantially incurred in conjunction with transitioning two senior executives, as described above. There was no other expense for fiscal 2004.

The effective income tax rate for continuing operations for fiscal 2005 was 18%, as compared to a benefit of 42% for fiscal 2004. The effective tax rate for fiscal 2005 was due to a partial exclusion permitted under U.S. tax law of income on export sales. The benefit for income taxes recognized for fiscal 2004 was greater than the statutory tax rate due to our termination of split-dollar life insurance policies and distribution of the proceeds from such policies to the respective employees in October 2003.

Income from continuing operations for fiscal 2005 was $296 or $0.09 per diluted share. This compares to a loss from continuing operations of $832 or $0.25 per diluted share for fiscal 2004.

We incurred a net loss in fiscal 2005 of $2,906 or $0.85 per diluted share after recognition of the loss from discontinued operations for our U.K. subsidiaries of $3,202. This compares to a net loss of $1,161, or $0.35 per diluted share, for fiscal 2004, after recognition of the loss from U.K. discontinued operations of $329.

Stockholders’ Equity

FY 2006	FY 2005	FY 2004

$27,107	$16,578	$18,102

Fiscal 2006 Compared with Fiscal 2005

Stockholders’ equity increased $10,529 or 64% for fiscal 2006 compared with fiscal 2005. In dollars and by percentages, this increase resulted from net income of $3,586 (34%), the sale of treasury stock which resulted in additional equity of $3,403 (32%), the issuance of common stock relating to options exercised which resulted in increased equity of $2,149 (20%) and the reversal of the minimum pension liability that increased equity by $1,698 (16%) due to contributions made to the plan in fiscal 2006. Approximately 3% of the increase was returned to our stockholders’ in dividends. Net book value per share increased 45% to $7.07 compared with $4.88 as of March 31, 2005.

Fiscal 2005 Compared with Fiscal 2004

Stockholders’ equity decreased $1,524 or 8% for fiscal 2005 compared with fiscal 2004 due to the disposal of our U.K. operations (loss from discontinued operations of $3,202 less gain in foreign currency translation of $1,452, resulting in a net of $1,750). In addition, an increase to the minimum pension liability adjustment and an increase in dividends paid to stockholders further contributed to the decrease in equity. This decrease in equity was partially offset by net income from continuing operations and the issuance of common stock relating to the exercise of stock options. Net book value per share decreased 11% to $4.88 compared with $5.46 as of March 31, 2004.

Liquidity and Capital Resources

	March 31,
	2006	2005

Working capital	$16,779	$11,204
Working capital ratio(1)	2.6	2.0
Long-term debt	$30	$44
Long-term debt/capitalization(2)	0.1%	0.3%
Long-term liabilities/capitalization(3)	10%	37%

(1)	Working capital ratio equals Current Assets divided by Current Liabilities.

(2)	Long-term Debt/capitalization equals Long-term Debt divided by Stockholders’ Equity plus Long-term Debt.

(3)	Long-term Liabilities/capitalization equals Total Long-term Liabilities minus Current Liabilities divided by Stockholders’ Equity plus Long-term Debt.

As of March 31, 2006, contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter are as follows:

		Less Than	1-3	3-5
	Total	1 Year	Years	Years	Thereafter

Short-term debt	$—	$—	$—	$—	$—
Capital Lease Obligations(1)	83	51	32	—	—
Operating Leases(1)	132	39	45	48	—
Pension and Postretirement Benefits(2)	2,139	2,139	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	191	—	131	60	—

Total	$2,545	$2,229	$208	$108	$—

(1)	For additional information, see Note 6 to the consolidated Financial Statements.

(2)	Amounts represent anticipated contributions to the defined benefit pension plan and postretirement medical benefit plan for our fiscal year ending March 31, 2007. The Company expects to be required to make cash contributions beyond one year.

Fiscal 2006 Compared with Fiscal 2005

Net cash provided by continuing operating activities was $6,533 for fiscal 2006 compared with net cash used by operating activities of $4,394 for fiscal 2005. The change from cash used by operations to cash provided by operations was primarily due to net income of $3,586 for fiscal 2006 compared with a net income from continuing operations of $296 for fiscal 2005, a non-cash tax provision of $2,150 and the reduction of trade accounts receivable during 2006. We have been able to accelerate cash collections on trade accounts receivable through various initiatives implemented in fiscal 2006.

During fiscal year 2006, net cash generated in excess of cash held for near-term needs was invested in marketable securities. Investments in marketable securities generally consist of U.S. government instruments with maturity periods of 91 to 120 days. Investments at March 31, 2006 increased $8,425 over investments at March 31, 2005. Investments decreased $3,303 from March 31, 2004 to March 31, 2005. The decrease in the prior year period was due to the sale of marketable securities to finance an operating cash deficit.

Other investing activities for fiscal 2006 included the purchase of plant and office equipment of $1,048, including computer hardware and capitalized software of $489. This compares with plant and office equipment purchased in fiscal 2005 of $224. Increased capital spending in fiscal 2006 compared with fiscal 2005 was incurred to increase engineering capacities and reduce operating cycle times. This trend is anticipated to continue in fiscal 2007.

The sale of 198,246 shares of common stock was completed by us in November 2005. The shares were offered for $18 per share pursuant to an effective registration statement filed with the Securities and Exchange Commission. These shares had been held as treasury shares before their sale and had been previously acquired by us at an average price of $7 per share. In total, the sale netted $3,403 after related costs of $166 and increased stockholders’ equity 21%, resulting in a net book value per share increase of $0.94. The shares were sold to raise additional working capital to support sales growth, diversify our stockholder base, broaden institutional ownership and provide greater public float.

Cash of $1,424 was generated from the issuance of common stock in conjunction with the exercise of stock options during fiscal year 2006. This compares with $390 generated from the exercise of stock options in fiscal 2005. Our average trading stock price for fiscal 2006 increased 192% as compared to fiscal 2005, which we believe led to the increased activity of exercising stock options. Other financing activities in fiscal year 2006 included the retirement of $1,872 in short-term debt.

We have a credit facility with Bank of America, N.A. for $13,000, borrowings under which are secured by all of our assets. We believe that cash generated from operations combined with investments and available financing capacity under this credit facility will be adequate to meet our cash needs, including planned capital spending, for the immediate future. As of March 31, 2006 we had standby letters of credit outstanding of $4,688 and no borrowings. As of March 31, 2006 the interest rate charged for borrowings under the terms of the facility would be prime minus 100 basis points or 6.75%.

There were no discontinued operation activities in fiscal 2006. Total cash used by the discontinued operation in the U.K. for fiscal 2005 was $396.

Orders and Backlog

Orders for fiscal 2006 were $66,225 compared with $49,857 for fiscal 2005, a 33% increase. Orders represent communications received from customers for the supply of products and services. We believe orders are a very important indicator of our future business prospects. The increase in orders was primarily due to increased orders for condensers and ejectors. Compared with fiscal 2005, orders for surface condensers increased 50% and ejector orders increased 31%. Increased condenser and ejector orders were due to the increased demand in major project work in the petrochemical and refinery sectors. Export orders were up 59% for fiscal 2006. Eighty percent of this increase was for orders for the Middle East and largely pertained to petrochemical projects. Domestic orders increased 10% in fiscal 2006 compared with the prior fiscal year.

Backlog was $33,083 at March 31, 2006, compared with $22,376 at March 31, 2005, a 48% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from traditional markets in established product lines that are scheduled to be shipped in the next twelve months. Approximately 40% of backlog can be attributed to equipment for refinery project work, 40% to chemical and petrochemical projects, 4% to equipment sold to the power generation sector and 16% to other industrial or commercial applications. We believe that the demand coming from the refinery sector for our products and services is being driven by the shortages of refinery capacity resulting from increased usage of oil in China and

India, the need to upgrade existing refineries so that they can use lower cost, high sulfur “sour” crude, and the need to revamp refineries to meet environmental regulations in numerous countries pertaining to diesel fuel sulfur content requirements. Most refineries presently in operation are only able to process light, “sweet” (i.e., low sulfur) crude, which is less abundant and more expensive than heavier “sour” (i.e., high sulfur) crude. Orders from the petrochemical and power markets are mainly for foreign capacity expansion projects. We believe that these orders reflect the continued economic growth in Asia.

Contingencies

We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of March 31, 2006, we were unaware of any additional pending litigation matters.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in such statement. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for inventory costs we incur during the fiscal year ending March 31, 2007. Although we believe that the adoption of SFAS No. 151 may result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity, we do not anticipate below normal utilization of plant capacity in the immediate future.

In December 2004, The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This guidance amends Accounting Principles Board Opinion No. 29, “Accounting for Non-Monetary Transactions,” and establishes a general exception for exchanges of nonmonetary assets that do not have commercial substance (e.g., future cash flows of the entity are not expected to change significantly as a result of the exchange). Under SFAS No. 153 a nonmonetary exchange shall be measured based on the recorded amount of the nonmonetary asset relinquished. We adopted SFAS No 153 in the quarter ended March 31, 2006. The impact of adopting SFAS No. 153 was immaterial to our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123(R) requires us to choose among various acceptable options in quantifying the compensation expense to be recognized for options granted. We have decided to use the Black-Scholes fair value model and to adopt the modified prospective method for expense recognition of options granted as of the adoption date of April 1, 2006. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R). The initial effect of adopting SFAS 123(R) will be immaterial to our consolidated financial statements because all stock options currently issued and unexercised are fully vested.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN No. 47 in the quarter ended December 31, 2005. The impact of adopting FIN No. 47 was immaterial to our consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement is a replacement of APB Opinion No. 20 and SFAS No. 3. This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. Additionally, the pronouncement gives guidance in the reporting of a correction of an error by restating previously issued financial statements. The impact on previously issued financial statements can only be determined when specific events covered by this pronouncement are applicable. This Statement is effective for fiscal years beginning after December 15, 2005.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2006 or 2005 other than operating leases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed are:

•	foreign currency exchange rates;

•	equity price risk (related to our Long-Term Incentive Plan for Directors); and

•	gross margin risk.

The assumptions applied in preparing the following qualitative and quantitative disclosures regarding foreign currency exchange rate and equity price risk are based upon volatility ranges experienced by us in relevant historical periods, our current knowledge of the marketplace, and our judgment of the probability of future volatility based upon the historical trends and economic conditions of the markets in which we operate.

Foreign Currency

International consolidated sales for fiscal 2006 and fiscal 2005 were 49% and 40%, respectively, of total sales. Operating in markets throughout the world, as we do, exposes us to movements in currency exchange rates. Currency movements can affect our sales in several ways, the foremost being our ability to compete for orders against foreign competitors who base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales in foreign currency to dollars. In both fiscal 2006 and fiscal 2005, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. For fiscal 2006 and fiscal 2005, purchases in foreign currencies represented 1% and 4%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure.

At March 31, 2006 and 2005, we held no forward foreign currency exchange contracts.

Equity Price Risk

Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for outside Directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at March 31, 2006 and 2005 and $20 per share price, a 50-75% change in the year-end common stock market price would positively or (negatively) impact income from continuing operations before income taxes as follows:

	Year Ended
	March 31,
	2006	2005

50% increase	(65)	(65)
50% decrease	32	1
75% increase	(65)	(65)
75% decrease	71	24

Assuming required net income targets are met, certain awards would be provided, and based upon a market price of $20 per share, a 50-75% change in the stock price would positively (negatively) impact income from continuing operations before income taxes in future years as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011

50% increase	(65)	(65)	(65)	(65)	(65)
50% decrease	48	65	77	88	90
75% increase	(65)	(65)	(65)	(65)	(65)
75% decrease	95	120	138	155	158

Gross Margin Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower product costs and favorable foreign exchange rates. Currently we are experiencing rising costs, particularly for healthcare, employment costs, metals and other materials and energy. We may encounter greater pricing pressures preventing us from fully covering escalating costs. The rapid expansion in the oil and natural gas markets is expanding our potential customer base. This new customer base may be more cost sensitive as opposed to product value oriented. These additional customers could lead to lower gross margins. To mitigate these pressures, in addition to establishing a base of operations in China through the formation of a wholly-owned Chinese subsidiary, among other things, we are exploring alternative manufacturing models, increasing investments in information technology to improve productivity and adopting lean manufacturing principles.

Item 8.	Financial Statements and Supplementary Data

(References to years represent fiscal years ended March 31, 2006, 2005 and 2004)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005	2004
	(Dollar amounts in thousands,
	except per share data)

Net sales	$55,208	$41,333	$37,508
Cost of products sold	39,249	33,793	31,618

Gross profit	15,959	7,540	5,890

Expenses and other income:
Selling, general and administrative	9,818	7,691	7,805
Interest expense	17	33	46
Other expense	371	1,049	—
Other income	—	(1,592)	(522)

Total expenses and other income	10,206	7,181	7,329

Income (loss) from continuing operations before income taxes	5,753	359	(1,439)
Provision (benefit) for income taxes	2,167	63	(607)

Income (loss) from continuing operations	3,586	296	(832)
Loss from discontinued operations (net of income tax benefit of $1,420 and $167 in 2005 and 2004, respectively)	—	(3,202)	(329)

Net income (loss)	$3,586	$(2,906)	$(1,161)

Per Share Data
Basic:
Income (loss) from continuing operations	$.98	$.09	$(.25)
Loss from discontinued operations	—	(.95)	(.10)

Net income (loss)	$.98	$(.86)	$(.35)

Diluted:
Income (loss) from continuing operations	$.96	$.09	$(.25)
Loss from discontinued operations	—	(.93)	(.10)

Net income (loss)	$.96	$(.85)	$(.35)

Average common shares outstanding:
Basic	3,653,656	3,363,980	3,293,402
Diluted	3,734,591	3,433,396	3,293,402
Dividends declared per share	$.10	$.10	$.10

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
	(Dollar amounts in thousands)

Assets
Current assets:
Cash and cash equivalents	$570	$724
Investments	10,418	1,993
Trade accounts receivable, net of allowances ($28 in 2006 and 2005)	5,978	10,026
Unbilled revenue	4,978	3,620
Inventories	5,115	4,823
Domestic and foreign income taxes receivable	114	45
Deferred income tax asset	19	719
Prepaid expenses and other current assets	203	139

Total current assets	27,395	22,089
Property, plant and equipment, net	7,954	7,649
Deferred income tax asset	2,107	3,747
Prepaid pension asset	3,076
Other assets	24	44

Total assets	$40,556	$33,529

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$—	$1,872
Current portion of long-term debt	45	48
Accounts payable	4,135	3,374
Accrued compensation	3,310	2,802
Accrued expenses and other liabilities	1,573	1,494
Customer deposits	1,553	1,295

Total current liabilities	10,616	10,885
Long-term debt	30	44
Accrued compensation	276	213
Other long-term liabilities	191	364
Accrued pension liability	232	3,141
Accrued postretirement benefits	2,104	2,304

Total liabilities	13,449	16,951

Stockholders’ equity:
Preferred stock, $1 par value —
Authorized, 500,000 shares
Common stock, $.10 par value —
Authorized, 6,000,000 shares
Issued, 3,832,390 and 3,593,480 shares in 2006 and 2005, respectively	383	180
Capital in excess of par value	9,517	5,553
Retained earnings	17,301	14,082
Accumulated other comprehensive loss
Minimum pension liability adjustment	—	(1,698)
Cumulative foreign currency translation adjustment	(1)	—
Treasury stock (198,246 shares in 2005)	—	(1,385)
Notes receivable from officers and directors	(93)	(154)

Total stockholders’ equity	27,107	16,578

Total liabilities and stockholders’ equity	$40,556	$33,529

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004
	(Dollar amounts in thousands)

Operating activities:
Income (Loss) from continuing operations	$3,586	$296	$(832)

Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities of continuing operations:
Non cash other expense (income)	247	(846)	(522)
Depreciation and amortization	793	780	793
Discount accretion on investments	(265)	(38)	(49)
(Gain) loss on disposal or sale of property, plant and equipment	(6)	4	—
Deferred income taxes	2,150	58	277
(Increase) decrease in operating assets:
Accounts receivable	4,048	(3,249)	(1,405)
Unbilled revenue	(1,358)	(3,620)	—
Inventories	(292)	(193)	3,252
Domestic income taxes receivable/payable	(70)	888	(610)
Prepaid expenses and other current and non-current assets	(104)	(57)	47
Prepaid pension asset	(3,076)	—	—
Increase (decrease) in operating liabilities:
Accounts payable	761	1,266	(1,557)
Accrued compensation, accrued expenses and other current and non-current liabilities	825	(242)	(1,048)
Customer deposits	258	728	(4)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(964)	(169)	393

Total adjustments	2,947	(4,690)	(433)

Net cash provided (used) by continuing operations	6,533	(4,394)	(1,265)
Net cash provided (used) by discontinued operations	—	(85)	221

Net cash provided (used) by operating activities	6,533	(4,479)	(1,044)

Investing activities:
Purchase of property, plant and equipment	(1,048)	(224)	(249)
Proceeds from sale of property, plant and equipment	8	—	1
Purchase of investments	(33,160)	(8,462)	(13,209)
Redemption of investments at maturity	25,000	11,803	14,408

Net cash (used) provided by investing activities of continuing operations	(9,200)	3,117	951
Net cash used by investing activities of discontinued operations	—	(75)	(34)

Net cash (used) provided by investing activities	(9,200)	3,042	917

Financing activities:
(Decrease) increase in short-term debt, net	(1,872)	1,872	—
Proceeds from issuance of long-term debt	3,070		9,280
Principal repayments on long-term debt	(3,120)	(45)	(9,335)
Issuance of common stock	1,424	390	311
Collection of notes receivable from officers and directors	61	46	348
Dividends paid	(452)	(333)	(327)
Acquisition of treasury stock	—	—	(20)
Sale of treasury stock	3,403	—	—

Net cash provided by financing activities of continuing operations	2,514	1,930	257
Net cash (used) provided by financing activities of discontinued operations	—	(233)	114

Net cash provided by financing activities	2,514	1,697	371

Effect of exchange rate on cash	(1)	(3)	6

Net (decrease) increase in cash and cash equivalents	(154)	257	250
Cash and cash equivalents at beginning of year	724	467	217

Cash and cash equivalents at end of year	$570	$724	$467

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated		Notes
	Common Stock		Capital in		Other		Receivable
		Par	Excess of	Retained	Comprehensive	Treasury	from Officers	Stockholders’
	Shares	Value	Par Value	Earnings	Loss	Stock	and Directors	Equity
	(Dollar amounts in thousands)

Balance at April 1, 2003	1,716,572	$172	$4,757	$18,810	$(2,990)	$(1,161)	$(752)	$18,836

Net loss				(1,161)				(1,161)
Foreign currency translation adjustment					448			448
Minimum pension liability adjustment, net of income tax of $197					(366)			(366)

Total comprehensive loss								(1,079)
Issuance of shares	40,878	4	307					311
Stock option tax benefit			33					33
Dividends				(327)				(327)
Acquisition of treasury stock						(224)	204	(20)
Collection of notes receivable from officers and directors							348	348

Balance at March 31, 2004	1,757,450	176	5,097	17,322	(2,908)	(1,385)	(200)	18,102
Net loss				(2,906)				(2,906)
Foreign currency translation adjustment					92			92
Reclassification adjustment for losses included in net income					1,360			1,360
Minimum pension liability adjustment, net of income tax of $130					(242)			(242)

Total comprehensive loss								(1,696)
Issuance of shares	39,290	4	386					390
Stock option tax benefit			70					70
Dividends				(334)				(334)
Collection of notes receivable from officers and directors							46	46

Balance at March 31, 2005	1,796,740	180	5,553	14,082	(1,698)	(1,385)	(154)	16,578
Net income				3,586				3,586
Foreign currency translation adjustment					(1)			(1)
Minimum pension liability adjustment, net of income tax of $915					1,698			1,698

Total comprehensive income								5,283
Issuance of shares	136,645	13	1,411					1,424
Stock option tax benefit			725					725
Dividends				(367)				(367)
Two-for-one stock split	1,899,005	190	(190)					—
Sale of treasury stock			2,018			1,385		3,403
Collection of notes receivable from officers and directors							61	61

Balance at March 31, 2006	3,832,390	$383	$9,517	$17,301	$(1)	$—	$(93)	$27,107

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for fiscal years ended March 31, 2006, 2005 and 2004:

(Dollar amounts in thousands)

Note 1 — The Company and Its Accounting Policies:

Graham Corporation (the “Company”) and its subsidiaries are primarily engaged in the design, manufacture and supply of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries and sell to customers throughout the world. The Company’s significant accounting policies are set forth below.

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

Translation of foreign currencies

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year-end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company’s sales and purchases in foreign currencies are minimal. Therefore, foreign currency transaction gains and losses are not significant. Gains and losses resulting from translation of foreign subsidiary balance sheets are included in a separate component of stockholders’ equity. Translation adjustments are not adjusted for income taxes since they relate to an investment, which is permanent in nature.

Revenue recognition

Percentage-of-Completion Method

The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The Company has established the systems and procedures essential to developing the estimates required to account for contracts using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known. Revenues recognized on contracts accounted for on percentage-of-completion are presented in net sales in the Consolidated Statement of Operations and unbilled revenue in the Consolidated Balance Sheets to the extent that the revenue recognized exceeds the amounts billed to customers. See “Inventories” below.

Completed Contract Method

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

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in cost of products sold.

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All the investments mature within one year.

Inventories

Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Consolidated Balance Sheets. Unbilled revenue in the Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for on the percentage of completion method. For contracts accounted for on the percentage-of-completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Consolidated Balance Sheets.

A summary of all contracts in progress at March 31 is as follows:

	2006	2005

Costs incurred since inception on contracts in progress	$8,593	$8,641
Estimated earnings since inception on contracts in progress	3,473	1,938

	12,066	10,579
Less billings to date	8,864	8,516

Total	$3,202	$2,063

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31:

	2005	2005

Unbilled revenue	$4,978	$3,620
Progress payments reducing inventory (Note 3)	(223)	(262)
Customer deposits	(1,553)	(1,295)

Total	$3,202	$2,063

Property, plant and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives under the straight line method. Estimated useful lives range from approximately five to eight years for office equipment, eight to twenty-five years for manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. The Company assesses all of its long-lived assets for impairment when impairment indicators are identified. When the carrying value of an asset exceeds its undiscounted cash flows, the Company recognizes an impairment loss if the asset’s fair value is less than its carrying value. The impairment is then calculated as the difference between the carrying value and the fair value of the asset. No such impairment losses were recorded in fiscal years 2006, 2005 or 2004.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $27, $150 and $118 in fiscal years 2006, 2005 and 2004, respectively.

Income taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and records a valuation allowance to reduce deferred income tax assets to an amount that represents the Company’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. No valuation allowance was required at March 31, 2006 and 2005.

Stock split

On July 28, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split was effected as a stock dividend, and the stockholders received one additional share of common stock for every share of common stock held on the record date of September 1, 2005. The new shares of common stock were distributed on October 3, 2005. The par value of the Company’s common stock of $.10 remains unchanged. All share and per share amounts have been adjusted to reflect the two-for-one stock split, except for the Statements of Stockholders’ Equity which reflect the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares issued to effect the stock split.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continues to measure compensation for such plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for share equivalent units is recorded in accordance with the terms of the Long-Term Incentive Plan based on the higher of the quoted market price of the Company’s stock at the end of the period up to $8 per unit or the stock price at the date of grant. See “Accounting and Reporting Changes” below for a discussion regarding the impact of SFAS No. 123(R).

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

		Year Ended March 31,
		2006	2005	2004

Net income (loss)	As reported	$3,586	$(2,906)	$(1,161)
Stock-based employee compensation cost, net of related tax benefits		(224)	(118)	(75)

Pro forma net income (loss)		$3,362	$(3,024)	$(1,236)

Basic income (loss) per share	As reported	$.98	$(.86)	$(.35)
	Pro forma	$.92	$(.90)	$(.38)
Diluted income (loss) per share	As reported	$.96	$(.85)	$(.35)
	Pro forma	$.90	$(.88)	$(.38)

The weighted average fair value of options granted during fiscal years 2006, 2005 and 2004 is estimated at $6.16, $2.34 and $1.64, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Expected life	5 years	5 years	5 years
Volatility	46.86%	42.84%	47.13%
Risk-free interest rate	4.46%	3.53%	3.01%
Dividend yield	.63%	1.65%	2.25%

Income per share data

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

	Year Ended March 31,
	2006	2005	2004

Basic income (loss) per share:
Numerator:
Income (loss) from continuing operations	$3,586	$296	$(832)

Denominator:
Weighted common shares outstanding	3,627,283	3,333,874	3,261,092
Share equivalent units (“SEUs”) outstanding	26,373	30,106	32,310

Weighted average shares and SEUs outstanding	3,653,656	3,363,980	3,293,402

Basic income (loss) per share from continuing operations	$.98	$.09	$(.25)

Diluted income (loss) per share:
Numerator:
Income (loss) from continuing operations	$3,586	$296	$(832)

Denominator:
Weighted average shares and SEUs outstanding	3,653,656	3,363,980	3,293,402
Stock options outstanding	79,412	69,166	—
Contingently issuable SEUs	1,523	250	—

Weighted average common and potential common shares outstanding	3,734,591	3,433,396	3,293,402

Diluted income (loss) per share from continuing operations	$.96	$.09	$(.25)

There were 36,600 and 211,695 options to purchase shares of common stock at various exercise prices in 2005 and 2004, respectively, which were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive. All options to purchase shares of common stock were included in the 2006 calculation.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid from continuing operations was $23 in fiscal 2006, $26 in fiscal 2005, and $48 in fiscal 2004. In addition, income taxes paid (refunded) from continuing operations were $85 in fiscal 2006, $(884) in fiscal 2005, and $(274) in fiscal 2004.

Non cash activities during fiscal years 2006, 2005, and 2004 included the recognition of minimum pension liability adjustments, net of income tax benefits, of $1,698, $(242), and $(366), respectively. In 2005, the U.S. investment in the Company’s U.K. operations and the intercompany receivable totaling $3,994 were written off as a result of the liquidation of such subsidiary. Dividends of $84 and $83 were recorded but not paid in 2005 and 2004, respectively.

In fiscal years 2006, 2005 and 2004, capital expenditures totaling $46, $0 and $11, respectively, were financed through the issuance of capital leases.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss items, which are accumulated as a separate component of stockholders’ equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment, a minimum pension liability adjustment and a reclassification adjustment for losses included in net income. The reclassification adjustment related to the reversal of the accumulated foreign currency translation adjustment for the investment in the U.K subsidiary.

Accounting and Reporting Changes

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in ARB 43. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during the Company’s fiscal year ending March 31, 2007. Although the Company believes the adoption of SFAS No. 151 may result in the acceleration of recognizing indirect manufacturing expenses during times of below normal utilization of plant capacity, below normal utilization of plant capacity is not predicted for the immediate future. Management has not yet determined the long-term impact on the Company’s Consolidated Financial Statements of adopting SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets set forth in APB No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 provides an exception from fair value measurement for nonmonetary exchanges that lack commercial substance. The Company adopted SFAS No. 153 in fiscal year 2006. The impact of adopting SFAS No. 153 was immaterial to the Company’s consolidated financial position, results of operations and cash flows.

The FASB also issued in December 2004, SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the fair values determined for the pro forma footnote disclosure, adjusted for estimated forfeitures) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company has decided to use the Black-Scholes fair value model and the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123(R). The Company has determined that the impact of initially adopting SFAS No. 123(R) will be immaterial to its consolidated financial statements, as all stock options currently issued are fully vested. For additional information, see “Stock-Based Compensation” above.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and provides further guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. During fiscal 2006, the Company adopted FIN No. 47. The impact of adopting FIN No. 47 was immaterial to the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement is a replacement of APB Opinion No. 20 and SFAS No. 3. This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. Additionally, the pronouncement gives guidance in the reporting of a correction of an error by restating previously issued financial statements. The impact on previously issued financial statements can only be determined when specific events covered by this pronouncement are applicable. This Statement is effective for fiscal years beginning after December 15, 2005.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In the Consolidated Statement of Cash Flows, “Collection of notes receivable from officers and directors” was reclassed from investing activities to financing activities for fiscal years 2005 and 2004. In Note 15, “Segment Information”, amounts were reclassed from net sales of heat transfer and vacuum equipment to all other sales for fiscal years 2005 and 2004.

Note 2 — Discontinued Operations:

On March 15, 2005, the Company’s Board of Directors approved a plan to dispose of its U.K. operations, which included the Company’s wholly-owned subsidiary, Graham Vacuum and Heat Transfer Limited (“GVHT”) and all its subsidiaries, including GVHT’s operating subsidiary Graham Precision Pumps Limited (“GPPL”) located in Congleton, Cheshire, U.K. The principal creditor of GPPL appointed a receiver to liquidate its assets. The assets of GPPL were sold in May 2005. GPPL manufactured liquid ring vacuum pumps and complete vacuum pump systems used in the chemical, petrochemical, petroleum refining and power industries. The Company’s results of operations for the prior years have been restated to reflect the U.K. companies as a discontinued operation.

Net sales for GPPL were $6,096 for the operating period in 2005 and $5,428 in fiscal 2004. Pretax loss for GPPL was $470 for the operating period in 2005 and $496 in fiscal 2004.

The fiscal 2005 loss from discontinued operations included a loss from disposal of $2,637, which was net of related income tax benefits of $1,515. The loss reflected the fact that the Company would not receive any proceeds from the disposal of the U.K. operation.

Note 3 — Inventories:

Major classifications of inventories are as follows:

	March 31,
	2006	2005

Raw materials and supplies	$1,474	$2,098
Work in process	3,087	1,421
Finished products	777	1,566

	5,338	5,085
Less — progress payments	223	262

	$5,115	$4,823

Note 4 — Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2006	2005

Land	$210	$210
Buildings and improvements	10,307	10,297
Machinery and equipment	15,121	14,349
Construction in progress	28	—

	25,666	24,856
Less — accumulated depreciation and amortization	17,712	17,207

	$7,954	$7,649

Depreciation expense from continuing operations in fiscal years 2006, 2005, and 2004 was $775, $768, and $793, respectively.

Note 5 — Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year Ended March 31,
	2006	2005

Balance at beginning of year	$255	$242
Expense for product warranties	301	124
Product warranty claims paid	(226)	(111)

Balance at end of year	$330	$255

Note 6 — Leases:

The Company leases equipment and office space under various operating leases. Lease expense for continuing operations applicable to operating leases was $50, $53 and $69 in fiscal years 2006, 2005, and 2004, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized.

	March 31,
	2006	2005

Machinery and equipment	$196	$222
Less accumulated amortization	125	137

	$71	$85

Amortization of machinery and equipment under capital lease for continuing operations amounted to $42, $43 and $43 in fiscal years 2006, 2005, and 2004, respectively, and is included in depreciation expense.

As of March 31, 2006, future minimum payments required under non-cancelable leases are:

	Operating	Capital
	Leases	Leases

2007	$39	$51
2008	23	28
2009	22	4
2010	23	—
2011	25	—

Total minimum lease payments	$132	$83

Less — amount representing interest		8

Present value of net minimum lease payments		$75

Note 7 — Debt:

Short-Term Debt Due Banks

The Company and its subsidiaries had short-term borrowings outstanding as follows:

	March 31,
	2006	2005

United States revolving credit facility	$—	$1,872

The United States revolving credit facility agreement provides a line of credit of up to $13,000 including letters of credit (Note 8) through October 31, 2008. The agreement allows the Company to borrow at the bank’s prime rate minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 100 basis points at March 31, 2006 and prime at March 31, 2005. The bank’s prime rate was 7.75% and 5.75% at March 31, 2006 and 2005, respectively.

The agreement allows the Company at any time to convert balances outstanding not less than $2,000 and up to $9,000 into a two-year term loan. Under this conversion feature, which is available through October 2008, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. Availability under the line of credit was $8,312 at March 31, 2006.

The Company is required to pay commitment fees of 25 basis points on the unused portion of the domestic revolving credit facility. The loan agreement contains provisions pertaining to the maintenance of minimum working capital balances, tangible net worth and financial ratios as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The dividend provision limits the payment of dividends to stockholders to $600 per year.

The weighted average interest rate on short-term borrowings in fiscal 2006, fiscal 2005 and fiscal 2004 was 5.4%, 4.3% and 4.6%, respectively.

Long-Term Debt

The Company and its subsidiaries had long-term borrowings outstanding as follows:

	March 31,
	2006	2005

Capital lease obligations (Note 6)	$75	$92
Less: current amounts	45	48

Total	$30	$44

With the exception of capital leases, there are no long-term debt payment requirements over the next five years.

Note 8 — Financial Instruments and Derivative Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2006 and 2005, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2006 and 2005, the Company was contingently liable on outstanding standby letters of credit aggregating $4,688 and $2,540, respectively.

Foreign Exchange Risk Management:

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2006 and 2005, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Investments:  The fair value of investments at March 31, 2006 and 2005 approximated the carrying value.

Short-term debt:  The carrying value of short-term debt approximates fair value due to the short-term maturity of this instrument and the variable interest rate.

Note 9 — Income Taxes:

An analysis of the components of income (loss) from continuing operations before income taxes is presented below:

	Year Ended March 31,
	2006	2005	2004

United States	$5,739	$359	$(1,439)
United Kingdom	14	—	—

	$5,753	$359	$(1,439)

The provision (benefit) for income taxes related to income from continuing operations consists of:

	Year Ended March 31,
	2006	2005	2004

Current:
Federal	$—	$—	$(892)
State	14	5	8
United Kingdom	3	—	—

	17	5	(884)

Deferred:
Federal	1,878	36	266
State	272	22	11

	2,150	58	277

Total provision (benefit) for income taxes	$2,167	$63	$(607)

The reconciliation of the provision (benefit) from continuing operations calculated using the United States federal tax rate with the provision (benefit) for income taxes from continuing operations presented in the financial statements is as follows:

	Year Ended March 31,
	2006	2005	2004

Provision (benefit) for income taxes at federal rate	$1,956	$122	$(489)
State taxes	281	25	16
Charges not deductible for income tax purposes	32	43	54
Recognition of tax benefit generated by extraterritorial income exclusion	(100)	(94)	(98)
Cash surrender value of officer life insurance policies redeemed	—	—	(130)
Tax credits	—	(20)
Other	(2)	(13)	40

Provision (benefit) for income taxes	$2,167	$63	$(607)

The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the net deferred income tax asset follows:

	March 31,
	2006	2005

Depreciation	$(885)	$(865)
Accrued compensation	354	400
Prepaid pension asset	(1,309)	—
Accrued pension liability	91	1,219
Accrued postretirement benefits	875	961
Compensated absences	522	500
Inventories	(1,072)	(304)
Warranty liability	129	100
Restructuring reserve	11	55
Accrued expenses	206	66
Federal and state loss carryforwards	2,970	2,070
Federal tax credits	121	121
New York State investment tax credit	133	130
Other	(20)	13

	2,126	4,466
Less: Valuation allowance	—	—

Total	$2,126	$4,466

The net deferred income tax asset is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2006	2005

Current deferred income tax asset	$19	$719
Long-term deferred income tax asset	2,107	3,747

	$2,126	$4,466

Deferred income taxes include the impact of the federal AMT credit, which may be carried forward indefinitely, federal and state operating loss carryforwards of $8,058 and $4,645, respectively, which expire from 2024 to 2026, and investment tax credits, which expire from 2009 to 2021.

Note 10 — Employee Benefit Plans:

Retirement Plans

The Company has a qualified defined benefit plan covering employees in the United States hired prior to January 1, 2003, which is non-contributory. Benefits are based on the employee’s years of service and average earnings for the five highest consecutive calendar years of compensation in the ten-year period preceding retirement. The Company’s funding policy for the plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974. The measurement date for the plan is December 31.

The components of pension cost are:

	Year Ended March 31,
	2006	2005	2004

Service cost-benefits earned during the period	$450	$472	$474
Interest cost on projected benefit obligation	988	975	959
Expected return on assets	(921)	(905)	(783)
Amortization of:
Transition asset	—	(15)	(44)
Unrecognized prior service cost	4	4	4
Actuarial loss	297	304	287

Net pension cost	$818	$835	$897

The weighted average actuarial assumptions used to determine net pension cost are:

Discount rate	5.93%	6%	6.75%
Rate of increase in compensation levels	3%	3%	3%
Long-term rate of return on plan assets	8.5%	9%	9%

The expected long-term rate of return is based on the plan’s asset allocation using forward-looking assumptions in the context of historical returns, correlations and market volatilities.

The contribution to the plan for the plan year ended December 31, 2006 is estimated to be $2,000.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year Ended March 31,
	2006	2005

Change in the benefit obligation
Projected benefit obligation at beginning of year	$17,607	$17,333
Service cost	382	419
Interest cost	988	975
Actuarial loss (gain)	364	(641)
Benefit payments	(478)	(479)

Projected benefit obligation at end of year	$18,863	$17,607

Accumulated benefit obligation at end of year	$15,515	$14,048

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2006	2005

Discount rate	5.75%	5.93%
Rate of increase in compensation levels	3%	3%
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$10,535	$9,988
Actual return on plan assets	707	254
Employer contributions	4,751	772
Benefit and administrative expense payments	(478)	(479)

Fair value of plan assets at end of year	$15,515	$10,535

Funded status
Funded status at end of year	$(3,348)	$(7,072)
Unrecognized prior service cost	38	42
Unrecognized actuarial loss	6,386	6,173

Net asset (liability) recognized	$3,076	$(857)

The following benefit payments, which reflect future service, are expected to be paid:

2007	$545
2008	556
2009	559
2010	699
2011	770
2012-2016	4,548

Total	$7,677

The Company recognized an additional minimum pension liability for the underfunded defined benefit plan in 2005. The additional minimum pension liability is equal to the excess of the accumulated benefit obligation over plan assets and the accrued liability. During fiscal 2006, the Company made contributions to the plan and the additional minimum pension liability was eliminated. Amounts recognized in the Consolidated Balance Sheets consist of the following:

March 31,
2005

Accrued benefit liability	$(3,513)
Intangible asset	43
Deferred income tax asset	915
Accumulated other comprehensive loss	1,698

$(857)

The prepaid pension asset as of March 31, 2006 is separately presented in the Consolidated Balance Sheets. The current portion of the accrued pension liability as of March 31, 2005 of $574 is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target	December 31,
	Allocation	2005	2004

Asset Category
Equity securities	50-70%	66%	64%
Debt securities	20-50%	34%	33%
Other, including cash	0-10%	—	3%

		100%	100%

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

On February 4, 2003, the Company closed the defined benefit plan to all new employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2006, fiscal 2005 and fiscal 2004 was $28, $7 and $1, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal years 2006, 2005, and 2004 related to this plan was $30, $29 and $28, respectively. At March 31, 2006 and 2005, the related liability was $232 and $202, respectively, and is included in the caption “Accrued Pension Liability” in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan covering substantially all employees. Company contributions to the plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions were $220 in fiscal 2006 and $0 in each of fiscal 2005 and fiscal 2004.

Other Postretirement Benefits

In addition to providing pension benefits, the Company has a plan in the United States, which provides health care benefits for eligible retirees and eligible survivors of retirees. The Company’s share of the medical premium cost has been capped at $4 for family coverage and $2 for single coverage for early retirees, and $1 for both family and single coverage for regular retirees. The measurement date for the plan is December 31.

On February 4, 2003, the Company irrevocably terminated postretirement health care benefits for its U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption “Other Income” in Consolidated Statement of Operations for fiscal 2004. Of the $2,243 accrued postretirement benefit liability included in the Consolidated Balance Sheet at March 31, 2006, $1,475 does not represent a cash obligation, but rather an unrecognized prior service benefit from a plan amendment, and will be amortized into income over the next 10 years. The amount of the credit recognized in both fiscal 2006 and fiscal 2005 was $166.

The components of postretirement benefit cost are:

	Year Ended March 31,
	2006	2005	2004

Service cost — benefits earned during the period	$—	$—	$13
Interest cost on accumulated benefit obligation	70	72	100
Amortization of prior service benefit	(166)	(166)	(124)
Amortization of actuarial loss	15	13	10

Net postretirement benefit	$(81)	$(81)	$(1)

The weighted average discount rate used to develop the net postretirement benefit cost were 5.93%, 6% and 6.75% in 2006, 2005 and 2004, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year Ended March 31,
	2006	2005

Change in the benefit obligation
Projected benefit obligation at beginning of year	$1,203	$1,160
Interest cost	70	72
Participant contributions	23	25
Actuarial loss	42	125
Benefit payments	(163)	(179)

Projected benefit obligation at end of year	$1,175	$1,203

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2006	2005

Discount rate	5.65%	5.93%
Medical care cost trend rate	6.5%	7%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 4 1/2% in 2010 and subsequent years. This was accomplished using 1/2% decrements for the years 2007 through 2010.

	Year Ended March 31,
	2006		2005

Change in fair value of plan assets
Fair value of plan assets at beginning of year		$—	$—
Employer contribution		140	154
Participants’ contributions		23	25
Benefit payments		(163)	(179)

Fair value of plan assets at end of year		$—	$—

Funded status
Funded status at end of year		$(1,175)	$(1,203)
Unrecognized prior service benefit		(1,475)	(1,641)
Unrecognized actuarial loss		407	380

Net liability recognized	$	(2,243)	$(2,464)

The following benefit payments are expected to be paid:

2007	$139
2008	135
2009	127
2010	124
2011	111
2012-2016	558

Total	$1,194

The current portion of the accrued postretirement benefit obligation of $139 and $160, at March 31, 2006 and 2005, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Assumed medical care cost trend rates could have a significant effect on the amounts reported for the postretirement benefit plan. However, due to the caps imposed on the Company’s share of the premium costs, a one percentage point change in assumed medical care cost trend rates would not have a significant effect on the total service and interest cost components or the postretirement benefit obligation.

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the United States. In 1990, the Company borrowed $2,000 under loan and pledge agreements. The proceeds of the loans were used to purchase shares of the Company’s common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock, which it owns. At March 31, 2000, the loan had been repaid and all shares were allocated to participants. There were 158,549 and 185,798 shares in the ESOP at March 31, 2006 and 2005, respectively. There were no Company contributions to the ESOP in fiscal 2006, fiscal 2005 or fiscal 2004. Dividends paid on allocated shares accumulate for the benefit of the employees.

Note 11 — Stock Compensation Plans:

The 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 300,000 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

The 1995 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 384,000 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. Options can no longer be granted under this Plan.

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. The cost of performance units earned and charged to pre-tax income under this Plan was $60 in 2006 and $0 in each of fiscal 2005 and fiscal 2004. At March 31, 2006 and 2005, there were 26,421 and 26,226 share equivalent units in the Plan and the related liability recorded was $276 and $213 at March 31, 2006 and 2005, respectively. The expense to mark to market the share equivalent units was $0, $74 and $50 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Information on options issued under the Company’s stock compensation plans is as follows:

			Weighted
	Option	Shares	Average
	Price	Under	Exercise
	Range	Option	Price

Outstanding at April 1, 2003	$3.75-10.72	451,946	$5.94
Granted	$4.40-4.57	65,000	$4.43
Exercised	$3.75-4.00	(81,756)	$3.81
Cancelled	$3.84-10.72	(11,800)	$6.79

Outstanding at March 31, 2004	$3.75-10.72	423,390	$6.09
Granted	$6.25-6.50	78,000	$6.37
Exercised	$3.75-10.72	(78,580)	$4.97
Cancelled	$5.50-10.72	(40,800)	$7.75

Outstanding at March 31, 2005	$3.75-10.72	382,010	$6.20
Granted	$13.90	56,000	$13.90
Exercised	$3.75-10.72	(238,910)	$5.96

Outstanding at March 31, 2006	$3.75-13.90	199,100	$8.65

			Weighted Average
	Options Outstanding	Weighted Average	Remaining
Exercise Price	at March 31, 2006	Exercise Price	Contractual Life

$3.75- 4.57	26,500	$4.19	5.74 years
5.50- 6.50	77,600	6.09	6.60
8.06-13.90	95,000	11.99	6.42

$3.75-13.90	199,100	$8.65	6.40

There were 199,100 options exercisable at March 31, 2006, which had a weighted average exercise price of $8.65 and 382,010 options exercisable at March 31, 2005 which had a weighted average exercise price of $6.20. The outstanding options expire October 2006 to October 2015. Options available for future grants were 93,300 at March 31, 2006 and 160,100 at March 31, 2005.

Note 12 — Shareholder Rights Plan:

On July 27, 2000 the Company adopted a Shareholder Rights Plan. Under the Plan, as of September 11, 2000, one share Purchase Right (“Right”) is attached to each outstanding share of common stock. When and if the Rights become exercisable, each Right would entitle the holder of a share of common stock to purchase from the Company one one-hundredth (1/100) interest in a share of Series A Junior Participating preferred stock, at a price of $45.00 per one one-hundredth (1/100) interest in a share of preferred stock, subject to adjustment. The Rights become exercisable upon certain events: (i) if a person or group of affiliated persons acquires 15% or more of the Company’s outstanding common stock; or (ii) if a person or group commences a tender offer for 15% or more of the Company’s outstanding common stock.

The Company may redeem the Rights for $.01 per Right at any time prior to the acquisition by a person or group of affiliated persons of beneficial ownership of 15% or more of the Company’s outstanding common stock (“Acquiring Person”).

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

Note 13 —	Other Income and Expense:

In April 2006, the Company entered into a settlement agreement with a foreign competitor that had been using the “Graham” name. In accordance with the agreement, the competitor agreed to discontinue using the “Graham” name in exchange for certain inventory with a carrying value of $247. An expense of $371 was recorded for the carrying value of the inventory, packaging costs of $5 and related legal costs of $119. This expense is included in the caption “Other Expense” in the 2006 Consolidated Statement of Operations. The related liability is included in the caption “Accrued Expenses and Other Liabilities” in the Consolidated Balance Sheet at March 31, 2006.

In November 2004, the Company entered into an Agreement and General Release in connection with the retirement of its former President and Chief Executive Officer. In accordance with the agreement, the Company agreed to retain the former officer as an independent consultant for the period January 1, 2005 to November 8, 2008 and to provide him with certain medical, dental and insurance benefits during the consulting period. The agreement also contains a non-compete provision. The agreement, which does not require performance for payment, was accounted for as an individual deferred compensation arrangement, and, therefore, an expense of $648 was recognized and included in the caption “Other Expense” in the 2005 Consolidated Statement of Operations. The current and long-term portions of the related liability at March 31, 2006 were $162 and $160, respectively, and $198 and $322 at March 31, 2005, respectively, and are included in the captions “Accrued Expenses and Other Liabilities” and “Other Long-Term Liabilities” in the Consolidated Balance Sheets at March 31, 2006 and 2005.

In September 2004, the Company settled a contract dispute with a customer regarding cancellation charges. As a result of the settlement, other income of $1,592 was recorded and is presented in the caption “Other Income” in the 2005 Consolidated Statement of Operations.

During 2005, the Company’s workforce in the United States was restructured by transitioning certain senior management employees and eliminating positions at the staff level. As a result, a restructuring charge of $401 was recognized, which included severance and related employee benefit costs. This charge is included in the caption “Other Expense” in the 2005 Consolidated Statement of Operations.

On February 4, 2003, the Company irrevocably terminated postretirement healthcare benefits for current U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. As a result of the plan change, a curtailment gain of $522 was recognized. This gain is included in the caption “Other Income” in the 2004 Consolidated Statement of Operations.

A reconciliation of the changes in the restructuring reserve, which is included in the caption “Accrued Expenses and Other Liabilities” in the Consolidated Balance Sheets is as follows:

	2006	2005

Balance at beginning of year	$142	$153
Expense for restructuring	19	401
Amounts paid for restructuring	(135)	(412)

Balance at end of year	$26	$142

The liability at March 31, 2006 will be paid in fiscal 2007.

Note 14 —	Related Party Transactions:

In April 2000, the Company’s Board of Directors adopted a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 320,000 shares of the Company’s common stock that was held as treasury stock. Of the amount authorized, eligible participants purchased 235,600 shares at fair market value. The eligible participants paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares. The notes receivable are fixed rate interest bearing notes with a term of ten years.

The notes are repayable in equal quarterly installments through March 31, 2010. The notes, which are full recourse notes, contain certain provisions which grant a security interest to the Company in the shares and any proceeds from the sale of the shares and are presented as a component of Stockholders’ Equity in the Consolidated Balance Sheets.

On April 1, 2003, the Company acquired 61,600 shares of common stock previously issued under the Long-Term Stock Ownership Plan from two former officers. This transaction was accounted for as a purchase. The shares were redeemed at the original issue price of $3.63, as compared to a market price at the time of the closing of $3.78. This transaction resulted in a $224 increase to treasury stock, a $204 reduction in notes receivable from officers and directors, and cash payments to former officers. The cash payments approximate amounts previously paid on the notes.

Note 15 —	Segment Information:

In March 2005, the Company made available for sale its U.K. operations, which resulted in the appointment of a receiver by its bank, and subsequently, the liquidation of the operation. See Note 2 to the Consolidated Financial Statements. As a result of the disposition of such operating segment, which has been presented as a discontinued operation in the Consolidated Financial Statements, the Company has only one operating segment. The Company’s U.S. operation designs and manufactures heat transfer and vacuum equipment. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems for use in several industrial markets. The Company also services and sells spare parts for its equipment.

Net sales by product line from continuing operations for the following fiscal years are:

	2006	2005	2004

Heat transfer equipment	$24,242	$15,927	$12,047
Vacuum equipment	21,011	18,104	17,532
All other	9,955	7,302	7,929

Net sales	$55,208	$41,333	$37,508

The breakdown of net sales from continuing operations by geographic area for the following fiscal years is:

	2006	2005	2004

Net Sales:
Africa	$30	$403	$23
Asia	8,854	6,154	8,341
Australia & New Zealand	295	731	2,222
Canada	5,201	3,756	6,068
Mexico	2,578	1,007	69
Middle East	7,893	1,783	1,064
South America	1,965	1,874	1,879
United States	27,881	24,995	17,440
Western Europe	375	594	253
Other	136	36	149

Net sales	$55,208	$41,333	$37,508

In fiscal 2006, total sales to one customer amounted to 11% of total net sales for the year.

Note 16 —	Commitments and Contingencies:

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

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At March 31, 2006, management was unaware of any additional litigation matters.

In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to a $2,100 capital investment over the next two years.

Note 17 —	Sale of Treasury Stock:

On November 23, 2005, the Company completed the sale of 198,246 shares of its common stock previously held as treasury shares. The shares were sold at $18.00 per share in privately negotiated transactions. As a result of the sale, treasury stock was reduced by $1,385 and capital in excess of par value was increased by $2,018.

Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2006 and fiscal 2005 is presented below:

	First	Second	Third	Fourth	Total
2006	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$11,749	$14,044	$13,504	$15,911	$55,208
Gross profit	3,338	4,629	3,595	4,397	15,959
Net income	703	1,350	560	973	3,586
Per share:
Net income:
Basic	.20	.38	.15	.25	.98
Diluted	.20	.37	.15	.25	.96
Market price range of common stock	13.75-8.28	20.71-12.63	24.85-13.20	26-17.60	26-8.28

	First	Second	Third	Fourth	Total
2005	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$8,281	$9,071	$10,783	$13,198	$41,333
Gross profit	781	953	2,572	3,234	7,540
Income (loss) from continuing operations	(749)	392	(90)	743	296
Loss (income) from discontinued operations	(228)	(9)	69	(3,034)	(3,202)
Net (loss) income	(977)	383	(21)	(2,291)	(2,906)
Per share:
Basic
Income (loss)from continuing operations	(.22)	.12	(.03)	.22	.09
(Loss) income from discontinued operations	(.07)	—	.02	(.90)	(.95)
Net (loss) income	(.29)	.11	(.01)	(.68)	(.86)
Diluted Income (loss) from continuing operations	(.22)	.12	(.03)	.21	.09
Income (loss) from discontinued operations	(.07)	—	.02	(.87)	(.93)
Net (loss) income	(.29)	.11	(.01)	(.65)	(.85)
Market price range of common stock	5.98-5.35	6.00-5.48	7.40-5.70	8.90-6.39	8.90-5.35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

-s- Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 6, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our president and chief executive officer (principal executive officer) and our vice president of finance and administration and chief financial officer (principal financial officer) each have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our president and chief executive officer and vice president of finance and administration and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers

Except as otherwise stated specifically in this response to Item 10, the information required by this Item is incorporated herein by reference to the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance — Board Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2006 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2006.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, controller and others performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.graham-mfg.com. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the statements under the headings “Compensation of Directors,” “Executive Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” contained in our proxy statement for our 2006 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference to the statements under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for our 2006 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2006

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities to	Weighted Average	for Future Issuance
	Be Issued upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	199,100	$8.65	93,300
Equity compensation plans not approved by security holders	—	—	—

Total	199,100	$8.65	93,300

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to the statements under the heading “Certain Relationships and Related Transactions” contained in our proxy statement for our 2006 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2006.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the statements under the heading “Ratification of Independent Registered Public Accounting Firm” contained in our proxy statement for our 2006 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2006.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

We have filed our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and have listed such financial statements in the Index to Financial Statements included in Item 8. In addition, the financial statement schedule entitled “Schedule II — Valuation and Qualifying Accounts” is filed as part of this Annual Report on Form 10-K under this Item 15.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately following the signature page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and for each of the three years in the period ended March 31, 2006, and have issued our report thereon dated June 6, 2006; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

-s- Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 6, 2006

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period

Year ended March 31, 2006
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$28	$5	$—		$(5)	$28
Reserves included in the balance sheet caption
Accrued expenses
Product warranty liability	255	301	—		(226)	330
Restructuring reserve	142	19	—		(135)	26
Year ended March 31, 2005
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$75	$16	$(32	)(b)	$(31)	$28
Reserves included in the balance sheet caption
Accrued expenses
Product warranty liability	242	124	—		(111)	255
Restructuring reserve	153	401	—		(412)	142
Year ended March 31, 2004
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$35	$35	$6	(a)	$(1)	$75
Reserves included in the balance sheet caption
Accrued expenses
Product warranty liability	592	89	—		(439)	242
Restructuring reserve	390	10	—		(247)	153

Notes:

(a)	Represents a bad debt recovery and a foreign currency translation adjustment.

(b)	Represents a bad debt recovery and a reduction due to the liquidation of Graham Vacuum and Heat Transfer Limited.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
			Not applicable.
(3)	Articles of Incorporation and By-Laws
	3.1		Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (SEC File No. 333-128646) filed on September 28, 2005.
	3.2		By-laws, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(4)	Instruments defining the rights of security holders, including indentures
	4.1		Stockholder Rights Plan is incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-A (SEC File No. 000-18703) filed September 15, 2000.
(9)	Voting trust agreement
			Not applicable.
(10)	Material Contracts
	#10	.1	1995 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders.
	#10	.2	Employment Agreement between the Company and J. Ronald Hansen dated May 13, 1993 is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
	#*10	.3	Employment Agreement between the Company and James R. Lines dated December 1, 1993.
	#10	.4	Graham Corporation Senior Executive Severance Agreement between the Company and J. Ronald Hansen dated July 28, 1995 is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
	#10	.5	Amendment No. 1, dated September 26, 1996, to Employment Agreement between the Company and J. Ronald Hansen, dated May 13, 1993, is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
	#*10	.6	Amendment No. 1, dated September 26, 1996, to Employment Agreement between the Company and James R. Lines, dated December 1, 1993.
	#10	.7	Employment Agreement between the Company and Stephen P. Northrup dated as of September 26, 1996 is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
	#10	.8	2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders.
	#10	.9	Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders.
	#10	.10	Letter Agreement dated November 29, 2004 between the Company and William C. Johnson is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 29, 2004.
	#10	.11	Agreement and Release of Claims between Alvaro Cadena and the Company dated November 29, 2004 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2004.
	#10	.12	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.
	#10	.13	Indemnification Agreement between William C. Johnson and Graham Corporation dated January 19, 2005 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2005.

	#10	.14	Graham Corporation Outside Directors’ Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2005.
	10.15		Amended and Restated Credit Facility Agreement between Graham Corporation and Bank of America, N.A. dated as of July 12, 2005 (includes form of Amended and Restated Revolving Line Note) is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 12, 2005.
	10.16		First Amendment, dated as of February 24, 2006, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A. dated as of July 12, 2005, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 24, 2006.
(11)	Statement re computation of per share earnings
Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements.
(12)	Statement re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
	14.1		Graham Corporation’s Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K dated March 2, 2006.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
Not applicable.
(22)	Published report regarding matters submitted to vote of security holders.
Not applicable.
(23)	Consents of Experts and Counsel
	*23	.1	Consent of Deloitte & Touche LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31	.1	Certification of Principal Executive Officer
	*31	.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
	*32	.1	Section 1350 Certifications
(99)	Additional Exhibits
Not applicable

*	Exhibits filed with this report.

#	Management contract or compensatory plan.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

DATE: June 8, 2006	By: /s/ J. Ronald Hansen J. Ronald Hansen Vice President — Finance & Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ William C. Johnson William C. Johnson	President and Chief Executive Officer; Director (Principal Executive Officer)	June 8, 2006

/s/ J. Ronald Hansen J. Ronald Hansen	Vice President — Finance & Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2006

/s/ Cornelius S. Van Rees Cornelius S. Van Rees	Director	June 8, 2006

/s/ Jerald D. Bidlack Jerald D. Bidlack	Director; Chairman of the Board	June 8, 2006

/s/ Helen H. Berkeley Helen H. Berkeley	Director	June 8, 2006

/s/ H. Russel Lemcke H. Russel Lemcke	Director	June 8, 2006

/s/ William C. Denninger William C. Denninger	Director	June 8, 2006

/s/ James J. Malvaso James J. Malvaso	Director	June 8, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

March 31, 2006

GRAHAM CORPORATION