Form 10-Q
period 2006-06-30
GRAHAM CORP
filed 2006-08-01
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐      No ☑
     As of August 1, 2006, there were outstanding 3,860,190 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of and for the Three-Month Period Ended June 30, 2006

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION

Item 6.	Exhibits	25

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2006
PART I - FINANCIAL INFORMATION
(Dollar amounts in thousands except share and per share data)

Item 1.	GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2006	2006
	(Dollar amounts in thousands,
	except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$600	$570
Investments	7,952	10,418
Trade accounts receivable, net of allowances ($32 and $28 at June 30, and March 31, 2006, respectively)	9,632	5,978
Unbilled revenue	6,771	4,978
Inventories, net	3,219	5,115
Domestic and foreign income taxes receivable	125	114
Deferred income tax asset	177	19
Prepaid expenses and other current assets	391	203

Total current assets	28,867	27,395
Property, plant and equipment, net	7,940	7,954
Deferred income tax asset	1,245	2,107
Prepaid pension asset	2,941	3,076
Other assets	36	24

Total assets	$41,029	$40,556

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$43	$45
Accounts payable	3,496	4,135
Accrued compensation	2,376	3,310
Accrued expenses and other liabilities	1,309	1,573
Customer deposits	2,670	1,553

Total current liabilities	9,894	10,616

Long-term debt	19	30
Accrued compensation	292	276
Other long-term liabilities	146	191
Accrued pension liability	240	232
Accrued postretirement benefits	2,070	2,104

Total liabilities	12,661	13,449

Stockholders’ equity:
Preferred stock, $1.00 par value - Authorized, 500,000 shares
Common stock, $.10 par value - Authorized, 6,000,000 shares
Issued and outstanding, 3,860,190 and 3,832,390 shares at June 30 and March 31, 2006, respectively	386	383
Capital in excess of par value	9,747	9,517
Retained earnings	18,321	17,301
Accumulated other comprehensive loss
Cumulative foreign currency translation adjustment	—	(1)

Notes receivable from officers and directors	(86)	(93)

Total stockholders’ equity	28,368	27,107

Total liabilities and stockholders’ equity	$41,029	$40,556

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
	(Dollar amounts in thousands,
	except share and per share data)
Net sales	$14,608	$11,749
Cost of products sold	10,490	8,411

Gross profit	4,118	3,338

Other expenses and income:
Selling, general and administrative	2,441	2,253
Interest expense	4	5
Other income	(148)	—

Total other expenses and income	2,297	2,258

Income before income taxes	1,821	1,080
Provision for income taxes	705	377

Net income	1,116	703
Retained earnings at beginning of period	17,301	14,082
Dividends	(96)	(86)

Retained earnings at end of period	$18,321	$14,699

Per share data:
Basic:
Net income	$.29	$.20

Diluted:
Net income	$.28	$.20

Average common shares outstanding:
Basic	3,865,815	3,466,548
Diluted	3,928,645	3,592,208
Dividends declared per share	$.025	$.025

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
	(Dollar amounts in thousands)
Operating activities:
Net income	$1,116	$703

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	221	195
Discount accretion on investments	(109)	(20)
Non-cash stock-based compensation expense	8	—
Gain on disposal of property, plant and equipment	—	(3)
Deferred income taxes	703	371
(Increase) decrease in operating assets:
Accounts receivable	(3,654)	3,587
Unbilled revenue	(1,793)	719
Inventories	1,896	400
Domestic and foreign income taxes receivable/payable	(11)	(1)
Prepaid expenses and other current and non-current assets	(203)	(212)
Prepaid pension asset	135	—
Increase (decrease) in operating liabilities:
Accounts payable	(639)	385
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,243)	21
Customer deposits	1,117	(419)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(10)	62

Total adjustments	(3,582)	5,085

Net cash (used) provided by operating activities	(2,466)	5,788

Investing activities:
Purchase of property, plant and equipment	(204)	(81)
Purchase of investments	(5,425)	(5,459)
Redemption of investments at maturity	8,000	2,000

Net cash provided (used) by investing activities	2,371	(3,540)

Financing activities:
Decrease in short-term debt, net	—	(1,872)
Principal repayments on long-term debt	(13)	(8)
Issuance of common stock	225	410
Collection of notes receivable from officers and directors	8	4
Dividends paid	(96)	(84)

Net cash provided (used) by financing activities	124	(1,550)

Effect of exchange rate on cash	1	(1)

Net increase in cash and equivalents	30	697
Cash and cash equivalents at beginning of period	570	724

Cash and cash equivalents at end of period	$600	$1,421

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006
(Dollar amounts in thousands, except share and per share data)
NOTE 1 – BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include two wholly-owned foreign subsidiaries, one located in the United Kingdom and one located in China, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2006. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statement of Operations and Retained Earnings for the three months ended June 30, 2005, gross profit was added for comparison to the gross profit reported in the current quarter.
NOTE 2 – STOCK-BASED COMPENSATION:
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations. This change did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows in the first quarter of fiscal year 2007. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards granted after April 1, 2006. The modified prospective transition method, which requires that prior periods not be restated and that compensation cost be recognized in the financial statements for all awards granted after the date of adoption, as well as for existing awards that were not fully vested as of the date of adoption, has been used by the Company for all equity awards granted after April 1, 2006. All of the Company’s equity awards existing at April 1, 2006 were fully vested. SFAS No. 123(R) requires that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. SFAS No. 123(R) also requires an entity to calculate the pool of excess benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (the “APIC Pool”). In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. FAS 123(R)-3 provides an elective alternative simplified method for calculating the APIC Pool. The Company has elected to use the alternative simplified method to calculate its APIC Pool. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during the first quarter of fiscal year 2007, as the Company is currently in a net operating loss tax position.
     The Company previously accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, the Company continued to measure compensation for its equity compensation plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees.”
     A description of the Company’s equity compensation plans is contained in the Company’s Annual Report of Form 10-K for the year ended March 31, 2006 and the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on June 23, 2006. As of June 30, 2006, incentives had been awarded in the form of stock options with a term of ten years from the date of grant. The stock option awards vest over a four-year period. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.
     During the three months ended June 30, 2006, the Company recognized $8 of stock-based compensation cost and $3 of related tax benefits. Prior to fiscal year 2007, no compensation cost was recognized under stock option plans. During the three months ended June 30, 2005, no options were granted and all previously issued options were fully vested, therefore, net income as reported and on a pro forma basis were the same. The Company received cash proceeds from the exercise of stock options of $225 and $410 in the first quarter of fiscal year 2007 and 2006, respectively.
     The following table summarizes information about the Company’s stock option awards during the three months ended June 30, 2006:

		Weighted Average	Weighted Average	Aggregate
	Number of Shares	Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at April 1, 2006	199,100	$8.65
Granted	56,000	19.94
Exercised	(27,800)	8.09

Outstanding at June 30, 2006	227,300	11.50	7.29 years	$1,704

Exercisable at June 30, 2006	171,300	8.74	6.44 years	$1,704

     The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of June 30, 2006. The Company’s closing stock price was $18.69 as of June 30, 2006. The total intrinsic value of the stock options exercised during the three months ended June 30, 2006 and 2005 was $350 and $234, respectively. The weighted average fair value of stock options granted in the three months ended June 30, 2006 was $6.90. As of June 30, 2006, there was $378 of total unrecognized stock-based compensation expense related to non-restricted stock options. The Company expects to recognize this expense over a weighted average period of 3.9 years. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life	5 years
Expected Volatility	48.4%
Risk-free interest rate	5.03%
Expected dividend yield	.58%
     The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical closing prices of the Company’s common stock over a period of five years. The risk free interest rate is estimated based on the Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. Expected dividend yield is based on historical trends.
     Compensation cost for share equivalent units is recorded in accordance with the terms of the Company’s Long-Term Incentive Plan (the “Plan”) based on the higher of the quoted market price of the Company’s stock at the end of the period up to $8 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $15 in each of the three month periods ended June 30, 2006 and 2005. There were 29,773 and 26,421 share equivalent units in the Plan and the related liability recorded was $292 and $229 at June 30, 2006 and 2005, respectively. The expense to mark to market the share equivalent units was $0 in each of the three month periods ended June 30, 2006 and 2005.
NOTE 3 – REVENUE RECOGNITION:
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

NOTE 4 – INVESTMENTS:
     Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at June 30, 2006 are scheduled to mature between July 6 and October 12, 2006.
NOTE 5 – INVENTORIES:
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
     Major classifications of inventories are as follows:

	June 30,	March 31,
	2006	2006
Raw materials and supplies	$1,271	$1,474
Work in process	3,130	3,087
Finished products	659	777

	5,060	5,338
Less - progress payments	1,841	223

Total	$3,219	$5,115

     On April 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs.” SFAS No. 151 amended Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, and required that those items be recognized as current period charges. In addition, SFAS No. 151 required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of SFAS No. 151 did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 6 - INCOME PER SHARE:
     Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Common shares outstanding include share equivalent units, which are contingently issuable shares. Diluted income per share is calculated by dividing net income by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted income per share is presented below:

	Three Months Ended
	June 30,
	2006	2005
Basic income per share

Numerator:
Net income	$1,116	$703

Denominator:
Weighted common shares outstanding	3,839,394	3,440,322
Share equivalent units (“SEUs”)	26,421	26,226

Weighted average common shares and SEUs	3,865,815	3,466,548

Basic income per share	$.29	$.20

Diluted income per share

Numerator:
Net income	$1,116	$703

Denominator:
Weighted average shares and SEUs outstanding	3,865,815	3,466,548
Stock options outstanding	62,791	125,612
Contingently issuable SEUs	39	48

Weighted average common and potential common shares outstanding	3,928,645	3,592,208

Diluted income per share	$.28	$.20

     Certain options to purchase shares of common stock, which totaled 56,000 and 47,700 at June 30, 2006 and 2005, respectively, were not included in the above computation of diluted income per share as the effect would be anti-dilutive.
NOTE 7 – PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$330	$255
Expense for product warranties	88	126
Product warranty claims paid	(59)	(82)

Balance at end of period	$359	$299

NOTE 8 - CASH FLOW STATEMENT:
     Interest paid was $5 and $11 for the three months ended June 30, 2006 and 2005, respectively. In addition, income taxes paid (refunded) were $0 and $(5) for the three months ended June 30, 2006 and 2005, respectively.
     Non-cash activities during the three months ended June 30, 2005 included dividends of $86, which were recorded but not paid. There were no non-cash activities during the three months ended June 30, 2006.
NOTE 9 - COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended
	June 30,
	2006	2005
Net income	$1,116	$703

Other comprehensive income:
Foreign currency translation adjustment	1	(1)

Total comprehensive income	$1,117	$702

NOTE 10 – EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2006	2005
Service cost	$118	$108
Interest cost	264	218
Expected return on assets	(335)	(189)
Amortization of:
Unrecognized prior service cost	1	1
Actuarial loss	87	75

Net pension cost	$135	$213

     The Company made no contributions to its defined benefit pension plan in the first quarter of fiscal year 2007. The Company expects its contributions to the plan for the balance of fiscal year 2007 to be approximately $2,000.

     The components of the postretirement benefit income are as follows:

	Three Months Ended
	June 30,
	2006	2005
Service cost	$—	$—
Interest cost	16	19
Amortization of prior service cost	(41)	(43)
Amortization of actuarial loss	4	4

Net postretirement benefit income	$(21)	$(20)

     The net postretirement benefit income does not include any service cost because the Company irrevocably terminated postretirement healthcare benefits for its employees in fiscal year 2003. The Company paid benefits of $12 related to its postretirement benefit plan in the first quarter of fiscal year 2007. The Company expects to pay benefits of approximately $127 for the balance of fiscal year 2007.
NOTE 11 – OTHER INCOME:
     The Company is party to a one year renewable license agreement in which it licenses to a third party the right to use, market and sell specific licensed products manufactured by the Company. The agreement contains a provision for royalties payable to the Company based upon sales of the licensed products by the licensee. During the first quarter of fiscal year 2007, the Company earned royalties of $148 in conjunction with this agreement. Future royalty income earned will depend upon the sales of licensed products by the licensee.
NOTE 12 – CONTINGENCIES AND COMMITMENTS:
     The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At June 30, 2006, management was unaware of any additional litigation matters.
     In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two year period.

NOTE 13 – DEBT:
     On June 14, 2006, the Company amended its revolving credit facility agreement to increase the line of credit from $13,000 to $20,000, of which $12,000 is available for the issuance of letters of credit. There were no other changes to the terms and conditions of the agreement.
NOTE 14 – ACCOUNTING AND REPORTING CHANGES:
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact FIN No. 48 will have on the Company’s financial position, results of operations and cash flows.

Item 2.
GRAHAM CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Dollar amounts in thousands, except per share data)
Overview
     Our corporate offices and production facilities are located in Batavia, New York. We have two wholly-owned foreign subsidiaries, one located in the United Kingdom and the other in China. Our current fiscal year, which we refer to as fiscal 2007, began on April 1, 2006 and ends on March 31, 2007.
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
Highlights
     Highlights for our first quarter ended June 30, 2006 include:
•	Sales for the quarter were up 24% compared with the quarter ended June 30, 2005.

•	Net income and income per diluted share for the quarter were $1,116 and $0.28, respectively, compared with net income of $703 and income per diluted share of $0.20 for the quarter ended June 30, 2005.

•	Operating margin for the quarter was 12% compared with 9% for the quarter ended June 30, 2005.

•	Backlog as of June 30, 2006 was up 24% compared with June 30, 2005.

•	In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou, which presently serves as a sales, engineering and project management operation, and committed to a $2,100 capital investment over a two year period.
     We believe the principal market drivers that led to increased capital spending and are contributing to our sales growth include:
•	Global consumption of crude oil is estimated to expand significantly over the next 15 years.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a significant differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment.

•	New environmental regulations in numerous countries requiring lower sulfur emissions are requiring refineries to upgrade their facilities.

•	The expansion of the middle class in Asia is driving increasing demand for power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and inexpensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2006. Forward-looking statements may also include, but are not limited to, statements about:
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
Critical Accounting Policies, Estimates and Judgments
     The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements and the notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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
     Stock-Based Compensation. We account for stock-based employee compensation at fair value of the awards on the grant date and recognize the related cost in our statements of operations and retained earnings in accordance with SFAS No. 123(R), “Share-Based Payment,”

which we adopted effective April 1, 2006 utilizing the modified prospective method. Previously we accounted for our stock-based employee compensation grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. We estimate the fair values of stock options using the Black-Scholes option-pricing model. See Note 2 to our Condensed Consolidated Financial Statements.
Results of Operations
     For an understanding of the significant factors that influenced our performance during our quarter ended June 30, 2006, the following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this report.
     The following table summarizes our results of operations for the periods indicated.

	Three Months Ended
	June 30,
	2006	2005
Net sales	$14,608	$11,749
Net income	$1,116	$703
Diluted income per share	$0.28	$0.20
Identifiable assets	$41,029	$32,758
The First Quarter of Fiscal 2007 Compared With the First Quarter of Fiscal 2006
     Net sales for the first quarter of fiscal 2007 were $14,608, a 24% increase, as compared with $11,749 for the quarter ended June 30, 2005. Approximately two-thirds of the increase in net sales was due to increased selling prices matching rising costs of materials we use to make our products and one-third was due to greater volume. Condenser sales for the current quarter increased 55% and ejector sales increased 41% over the quarter ended June 30, 2005. Heat exchanger sales (i.e., Heliflows, plate exchangers and MicroMix products), which represented 15% of our total sales for the quarter, increased 40% compared with the quarter ended June 30, 2005. These three product categories represented 80% of our total sales for the current quarter compared to 67% of sales for the same quarter in the prior year period. Sales of condenser products increased primarily as a result of capacity expansion projects in the petrochemical market. Ejector sales increased primarily as a result of oil refinery upgrade and expansion activities. The latter activity is largely due to the growing utilization of lower quality “sour” crude oil (instead of higher quality “sweet” crude oil) as the core raw material for refinery processes, as well as compliance with new environmental regulations in numerous countries related to clean fuels and capacity additions. Increase in capacity in the petrochemical sector is being driven by greater worldwide demand for, and consumption of, oil and natural gas by-products. Our heat exchangers are used for a variety of applications including heating, cooling, condensing or boiling fluids in applications such as steam generators, compressors, natural gas heaters, supercritical water oxidation, waste heat recovery and thermal storage systems. Increases in heat exchanger sales resulted primarily from strategic initiatives taken in prior periods to establish sales channels. In the future, we expect these actions to continue to generate greater plate heat exchanger sales. See “Orders and Backlog” below for additional market information.
     Our gross profit percentage (i.e., sales, less costs of sales, divided by sales) for the quarters ended June 30, 2006 and 2005 was 28%. We anticipate future pressure on gross margin because of increasing materials, energy, labor and benefits costs. In addition, given the sales opportunities we believe exist in Asia and elsewhere, we have strategically increased our emphasis in those markets. Although we believe that such markets are likely to have lower margin potential, we believe that the expansion of our operations into these markets will provide us with long-term benefits, including geographic proximity to our customers in Asia.
     Selling, general and administrative expenses were 17% of sales for the quarter ended June 30, 2006, as compared with 19% for the three months ended June 30, 2005. Expenses for the current three months compared with the three months ended June 30, 2005 were up 8% primarily as a result of increased employment costs.
     Interest expense was $4 for the current quarter and $5 for the quarter ended June 30, 2005. Interest expense decreased due to reduced debt.
     Other income for the current quarter was $148 compared with zero for the quarter ended June 30, 2005. Royalty income of $148 was earned under a one year renewable license agreement we entered into in October 2005 that allows the licensee to use, market and sell specific products we manufacture. Future royalty income earned will depend upon the sales of licensed products by the licensee.
     The effective income tax rate for the quarter ended June 30, 2006 was 39% compared with 35% for the quarter ended June 30, 2005. The increased income tax rate was due to a 100% valuation allowance on income tax benefits generated from losses incurred by our subsidiary in China established in May 2006. The impact of the valuation allowance in the current quarter was to increase the effective income tax rate by 2%.
     Net income for the current quarter and the quarter ended June 30, 2005, was $1,116 and $703, respectively. Income per diluted share was $0.28 and $0.20 for the same respective quarters.
Liquidity and Capital Resources

	Three Months Ended
	June 30,
	2006	2005
	(Dollar amounts in thousands)
Working capital	$18,973	$12,696
Working capital ratio (1)	2.9	2.4
Long-term debt	$19	$63
Long-term debt/capitalization (2)	0.1%	0.4%
Long-term liabilities/capitalization (3)	9.7%	34.5%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities dividend by stockholders’ equity plus long-term debt.

The First Quarter of Fiscal 2007 Compared with the First Quarter of Fiscal 2006
     The following discussion should be read in conjunction with the condensed consolidated statements of cash flows.
     Net cash used by operating activities for the current quarter was $2,466, compared with net cash provided by operating activities of $5,788 for the three months ended June 30, 2005. The change for the current quarter was primarily due to increases in unbilled revenue and accounts receivable, as well as variable compensation paid in the current quarter and accrued as of March 31, 2006. Variable compensation for fiscal 2005 and accrued as of March 31, 2005 was zero. Revenue recognized under the percentage-of-completion method on several significant orders in the current quarter could not be invoiced (i.e., represented unbilled revenue) because contract payment terms for those orders were heavily weighed toward the conclusion of the contracts. Accounts receivable also increased due to a significant amount of progress payments that we were unable to invoice until June. We expect that expanding our market reach to certain geographical areas will increase our working capital requirements to support sales growth.
     Investments are U.S. government instruments, generally with maturity periods of 91 to 120 days. Investments at June 30, 2006 decreased $2,466 compared with investments at March 31, 2006 to finance cash used by operations. Investments increased $3,479 from March 31, 2005 to June 30, 2005.
     Other sources of cash for the current quarter included the issuance of common stock to cover stock options exercised, which raised $225, as compared with $410 in the first quarter of fiscal 2005, and repayments of notes outstanding for purchases of common stock granted under our Long-Term Stock Ownership Plan of $8. In the first quarter of fiscal 2005, $4 was collected for note repayments under such plan.
     Other uses of cash for the current quarter included dividend payments of $96 and capital expenditures of $204 compared to $84 and $81, respectively, for the quarter ended June 30, 2005. Cash was also used to retire short-term debt of $1,872 in the first quarter of fiscal 2006.
     On June 14, 2006, we increased our credit facility with Bank of America, N.A. from $13,000 to $20,000. We expanded our credit capacity based on our expectations of future working capital needs to finance business growth, largely resulting from an expected increase in major project work overseas requiring both standby letters of credit and anticipated greater working capital needs relating to higher sales and rising material costs. Borrowings under our banking facility are secured by all of our assets.
     We believe that cash generated from operations combined with available financing capacity under our credit facility will be adequate to meet our cash needs for the immediate future. We currently have outstanding no borrowings and $6,424 in standby letters of credit under our credit facility. As of June 30, 2006, the interest rate under the terms of our credit facility was prime minus 100 basis points, or 7%.
Orders and Backlog
     Orders for the current quarter were $20,032 compared with $20,425 for the quarter ended June 30, 2005. Orders represent commitments received from customers for the supply of our products and services. Compared with the first quarter ended June 30, 2005 orders for ejectors in the current quarter increased 23% or $1,667. Condenser orders decreased 47% or $4,405. Based upon our knowledge of market opportunities, we believe the decrease in condenser orders in the current quarter does not represent the beginning of a downward trend. Partially offsetting the decrease in condenser orders was a 35% increase in aftermarket (replacement parts) business, a 46% increase in heat exchanger orders and a 248% increase in vacuum pump orders compared with the quarter ended June 30, 2005. Increased ejector orders were due to the increased demand in major project work in the petrochemical and refinery sectors. The increase in aftermarket orders is due to a substantial increase in major maintenance projects. The increase in heat exchanger orders represents responses to initiatives taken previously to establish sales channels to grow plate exchanger sales. We believe improved order levels in aftermarket and plate exchanger products will continue in the immediate future. The increase in orders for vacuum pumps represents a few large pump package orders for the refinery industry.
     Backlog was $38,642 at June 30, 2006, compared with $31,145 at June 30, 2005, a 24% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines that are scheduled to be shipped in the next twelve months. Approximately 46% of our backlog can be attributed to equipment for refinery project work, 33% to chemical and petrochemical projects, 6% to equipment sold to the power generation sector and 15% to other industrial or commercial applications. We believe that the demand coming from the refinery sector for our products is being driven by the shortages of refinery capacity resulting from increased usage of oil in China and India, the need to upgrade existing refineries so that they can use lower cost, high sulfur heavier “sour” crude, and the need to revamp refineries to meet environmental regulations in numerous countries pertaining to diesel fuel sulfur content requirements. Most refineries presently in operation can only process light, “sweet” (i.e., low sulfur) crude, which is less abundant and more expensive than heavier “sour” crude. Orders from the petrochemical and power markets are mainly for foreign capacity expansion projects. We believe that these orders reflect the continued economic growth in Asia. In years prior to fiscal 2005, there were minimal capital investments by these sectors, which we believe has also contributed to the present increased demand.
Contingencies and Commitments
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of June 30, 2006, we were unaware of any additional pending litigation matters.
     In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two year period.
New Accounting Pronouncements
     In the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Shared-Based Payments.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We decided to use the Black-Scholes fair value model to value option grants and to adopt the modified prospective method for expense recognition of options granted as of the adoption date of April 1, 2006. The effect of adopting SFAS 123(R) to our condensed consolidated statements of operations and retained earnings for the quarter ended June 30, 2006 was a decrease in net income of $5.

     In the first quarter of fiscal 2007, we adopted SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in such statement. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred after April 1, 2006. The effect to our condensed consolidated statements of operations and retained earnings in the current quarter was zero.
     In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact this Interpretation will have on our financial position, results of operations and cash flows.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of June 30, 2006 or 2005 other than operating leases.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed are:
•	foreign currency exchange rates;

•	equity price risk (related to our Long-Term Incentive Plan); and

•	gross margin risk.
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
Foreign Currency
     International consolidated sales for the quarters completed June 30, 2006 and 2005 were 59%, and 53% of total sales, respectively. Operating in markets throughout the world, as we do, exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the quarters ended June 30, 2006 and 2005, respectively, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     We have limited exposure to foreign currency purchases. For the quarters ended June 30, 2006 and 2005, purchases in foreign currencies represented 2% and 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure.
     At June 30, 2006 and 2005, respectively, we held no forward foreign currency exchange contracts.
Equity Price Risk
     Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for our non-employee directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at June 30, 2006 and 2005 and $20 per share price, a 50-75% change in the year-end common stock market price would positively or (negatively) impact income before income taxes as follows:

	Three Months Ended
	June 30,
	2006	2005
	(Dollar amounts in thousands)
50% increase	$(65)	$(65)
50% decrease	30	1
75% increase	(65)	(65)
75% decrease	69	24
     Assuming required net income targets are met, certain awards would be provided, and based upon a market price of $20 per share, a 50-75% change in the stock price would positively (negatively) impact income before income taxes in future years ending June 30 as follows:

	2008	2009	2010	2011	2012
	(Dollar amounts in thousands)
50% increase	$(65)	$(65)	$(65)	$(65)	$(65)
50% decrease	46	58	70	72	73
75% increase	(65)	(65)	(65)	(65)	(65)
75% decrease	94	112	129	132	135
Gross Margin Risk
     Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower product costs and favorable foreign exchange rates. Currently we are experiencing rising costs, particularly for healthcare, employee benefits, metals and other materials and energy. As a result, we may encounter greater pricing pressures that prevent us from fully covering escalating costs.

     The rapid expansion in the oil and natural gas markets is also expanding our potential customer base. This new customer base may be more cost sensitive as opposed to product value oriented, which in turn could lead to lower gross margins. To mitigate these pressures, in addition to establishing a base of operations in China through the formation of a wholly-owned Chinese subsidiary, among other things, we are exploring alternative manufacturing models, increasing investments in information technology to improve productivity and adopting lean manufacturing principles.

Item 4.	CONTROLS AND PROCEDURES
Conclusion regarding the effectiveness of disclosure controls and procedures
     Our president and chief operating officer (principal executive officer) and our vice president of finance and administration and chief financial officer (principal financial officer) each have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our president and chief operating officer and vice president of finance and administration and chief financial officer concluded that our disclosure controls and procedures were effective as of such date.
Changes in internal control over financial reporting
     There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2006
PART II - OTHER INFORMATION
Item 6. Exhibits
     See index to exhibits on page 27 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ J. Ronald Hansen

J. Ronald Hansen
Vice President of Finance and Administration and
Chief Financial Officer
(Principal Accounting Officer)
Date: August 1, 2006

INDEX OF EXHIBITS

(10)	Material Contracts

	#10.1	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 30, 2006.

	#10.2	Graham Corporation Annual Stock-Based Incentive Award is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 30, 2006.

	#10.3	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 30, 2006.

	10.4	Second Amendment, dated as of June 14, 2006, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A. dated as of July 12, 2005 (includes form of Amended and Restated Revolving Line Note) is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2006.

(11)	Statement re: computation of per share earnings

Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	*31.1	Certification of Principal Executive Officer

	*31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

	*32.1	Section 1350 Certifications

#	Management contract or compensatory plan

*	Exhibits filed with this report