Form 10-Q
period 2006-09-30
GRAHAM CORP
filed 2006-10-30
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐       No ☑
     As of October 30, 2006, there were outstanding 3,862,190 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of and for the Three and Six Month Periods Ended September 30, 2006

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2006
PART I — FINANCIAL INFORMATION
(Dollar amounts in thousands, except share and per share data)

Item 1.
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2006	2006
	(Dollar amounts in thousands,
	except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$437	$570
Investments	7,468	10,418
Trade accounts receivable, net of allowances ($29 and $28 at September 30, and March 31, 2006, respectively)	7,479	5,978
Unbilled revenue	7,669	4,978
Inventories, net	4,687	5,115
Domestic and foreign income taxes receivable	257	114
Deferred income tax asset	19	19
Prepaid expenses and other current assets	338	203

Total current assets	28,354	27,395
Property, plant and equipment, net	8,190	7,954
Deferred income tax asset	1,136	2,107
Prepaid pension asset	4,805	3,076
Other assets	20	24

Total assets	$42,505	$40,556

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$39	$45
Accounts payable	5,201	4,135
Accrued compensation	2,709	3,310
Accrued expenses and other liabilities	1,634	1,573
Customer deposits	1,313	1,553

Total current liabilities	10,896	10,616

Long-term debt	14	30
Accrued compensation	297	276
Other long-term liabilities	117	191
Accrued pension liability	244	232
Accrued postretirement benefits	2,042	2,104

Total liabilities	13,610	13,449

Stockholders’ equity:
Preferred stock, $1.00 par value -
Authorized, 500,000 shares
Common stock, $.10 par value -
Authorized, 6,000,000 shares
Issued and outstanding, 3,862,190 and 3,832,390 shares at September 30 and March 31, 2006, respectively	386	383
Capital in excess of par value	9,800	9,517
Retained earnings	18,787	17,301
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	2	(1)
Notes receivable from officers and directors	(80)	(93)

Total stockholders’ equity	28,895	27,107

Total liabilities and stockholders’ equity	$42,505	$40,556

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollar amounts in thousands, except per share data)
Net sales	$15,903	$14,044	$30,511	$25,793
Cost of products sold	12,679	9,415	23,169	17,826

Gross profit	3,224	4,629	7,342	7,967

Other expenses and income:
Selling, general and administrative	2,392	2,547	4,833	4,800
Other income	—	—	(148)	—
Interest expense	2	4	6	9

Total other expenses and income	2,394	2,551	4,691	4,809

Income before income taxes	830	2,078	2,651	3,158
Provision for income taxes	267	728	972	1,105

Net income	563	1,350	1,679	2,053
Retained earnings at beginning of period	18,321	14,699	17,301	14,082
Dividends	(97)	(91)	(193)	(177)

Retained earnings at end of period	$18,787	$15,958	$18,787	$15,958

Per Share Data:
Basic:
Net income	$.14	$.38	$.43	$.58

Diluted:
Net income	$.14	$.36	$.43	$.56

Average common shares outstanding:
Basic:	3,890,833	3,584,795	3,878,392	3,525,995
Diluted:	3,945,358	3,721,261	3,937,069	3,657,058

Dividends declared per share	$.025	$.025	$.05	$.05

     See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
	(Dollar amounts in thousands)
Operating activities:
Net income	$1,679	$2,053

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	442	394
Discount accretion on investments	(201)	(75)
Stock-based compensation expense	33	—
Gain on disposal of property, plant and equipment	(13)	(3)
Deferred income taxes	972	1,102
(Increase) decrease in operating assets:
Accounts receivable	(1,502)	3,729
Unbilled revenue	(2,691)	(595)
Inventories	429	645
Domestic and foreign income taxes receivable/payable	(143)	(27)
Prepaid expenses and other current and non-current assets	(138)	(235)
Prepaid pension asset	(1,729)	—
Increase (decrease) in operating liabilities:
Accounts payable	1,066	(1,014)
Accrued compensation, accrued expenses and other current and non-current liabilities	(615)	168
Customer deposits	(240)	2,314
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(30)	(798)

Total adjustments	(4,360)	5,605

Net cash (used) provided by operating activities	(2,681)	7,658

Investing activities:
Purchase of property, plant and equipment	(668)	(480)
Proceeds from sale of property, plant and equipment	15	1
Purchase of investments	(10,850)	(13,883)
Redemption of investments at maturity	14,000	7,500

Net cash provided (used) by investing activities	2,497	(6,862)

Financing activities:
Decrease in short-term debt, net	—	(1,872)
Proceeds from issuance of long-term debt	2,479	—
Principal repayments on long-term debt	(2,505)	(24)
Issuance of common stock	253	1,240
Collection of notes receivable from officers and directors	13	50
Dividends paid	(193)	(171)

Net cash provided (used) by financing activities	47	(777)

Effect of exchange rate on cash	4	—

Net (decrease) increase in cash and equivalents	(133)	19
Cash and cash equivalents at beginning of period	570	724

Cash and cash equivalents at end of period	$437	$743

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006
(Dollar amounts in thousands, except share and per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include two wholly-owned foreign subsidiaries, one located in the United Kingdom and one located in China, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X as promulgated by the Securities and Exchange Commission. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2006. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations for the three and six-months ended September 30, 2006 and cash flows for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statement of Operations and Retained Earnings for the three and six months ended September 30, 2005, gross profit was added for comparison to the gross profit reported in the comparable periods of the current fiscal year.
NOTE 2 — STOCK-BASED COMPENSATION:
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations. This change did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows in the six month period ended September 30, 2006. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards granted after April 1, 2006. The modified prospective transition method, which requires that prior periods not be restated and that compensation cost be recognized in the financial statements for all awards granted after the date of adoption, as well as for existing awards that were not fully vested as of the date of adoption, has been used by the Company for all equity awards granted after April 1, 2006. All of the Company’s equity awards existing at April 1, 2006 were fully vested. SFAS No. 123(R) requires that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. SFAS No. 123(R) also requires an entity to calculate the pool of excess benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (the “APIC Pool”). In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. FAS 123(R)-3 provides an elective alternative simplified method for calculating the APIC Pool. The Company has elected to use the alternative simplified method to calculate its APIC Pool. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.
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
     As of September 30, 2006, incentives had been awarded in the form of stock options with a term of ten years from the date of grant. The stock option awards vest over a four-year period. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.
     During the three months ended September 30, 2006, the Company recognized $25 of stock-based compensation cost and $10 of related tax benefits reducing net income by $15 and both basic and diluted earnings per share by $.01. During the six months ended September 30, 2006, the Company recognized $33 of stock-based compensation cost and $14 of related tax benefits reducing net income by $19 and basic and diluted earnings per share by $.01 and $0, respectively. Prior to fiscal year 2007, no compensation cost was recognized under stock option plans. During the three and six months ended September 30, 2005, no options were granted and all previously issued options were fully vested, therefore, net income as reported and on a pro forma basis were the same. The Company received cash proceeds from the exercise of stock options of $28 and $830 in the second quarter of fiscal year 2007 and 2006, respectively, and $253 and $1,240 in the six months ended September 30, 2006 and 2005, respectively.

     The following table summarizes information about the Company’s stock option awards during the six months ended September 30, 2006:

		Weighted Average	Weighted Average	Aggregate
	Number of Shares	Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at April 1, 2006	199,100	$8.65
Granted	56,000	19.94
Exercised	(27,800)	8.09

Outstanding at June 30, 2006	227,300	11.50
Granted	3,000	17.10
Exercised	(2,000)	13.90
Forfeited	(14,000)	19.94

Outstanding at September 30, 2006	214,300	11.06	6.89 years	$1,510

Exercisable at September 30, 2006	169,300	8.68	6.40 years	$1,508

     The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of September 30, 2006. The Company’s closing stock price was $17.59 as of September 30, 2006. The total intrinsic value of the stock options exercised during the three months ended September 30, 2006 and 2005 was $10 and $1,172, respectively, and was $360 and $1,640 during the six months ended September 30, 2006 and 2005, respectively. The weighted average fair value of stock options granted in the three and six months ended September 30, 2006 was $7.61 and $6.93, respectively. As of September 30, 2006, there was $376 of total unrecognized stock-based compensation expense related to non-restricted stock options. The Company expects to recognize this expense over a weighted average period of 3.68 years. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Expected life	5 years	5 years
Expected volatility	49.28%	48.44%
Risk-free interest rate	4.98%	5.03%
Expected dividend yield	.57%	.58%
     The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical closing prices of the Company’s common stock over a period of five years. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. Expected dividend yield is based on historical trends.
     The Company has a Long-term Incentive Plan (the “Plan”) which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement.
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $8 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $5 and $15 in the three month periods ended September 30, 2006 and 2005, respectively, and $20 and $30 in the six month periods ended September 30, 2006 and

2005, respectively. There were 29,773 and 26,421 share equivalent units in the Plan and the related liability recorded was $297 and $245 at September 30, 2006 and 2005, respectively. The expense to mark to market the share equivalent units was $0 in each of the three and six month periods ended September 30, 2006 and 2005.
NOTE 3 — REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known. During the three and six months ended September 30, 2006, a loss of $329 was recognized on a contract in process. During the three and six months ended September 30, 2005, no loss provisions were recorded.
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
NOTE 4 — INVESTMENTS:
     Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2006 are scheduled to mature between October 12 and November 16, 2006.
NOTE 5 — INVENTORIES:
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
     Major classifications of inventories are as follows:

	September 30,	March 31,
	2006	2006
Raw materials and supplies	$1,293	$1,474
Work in process	4,209	3,087
Finished products	640	777

	6,142	5,338
Less — progress payments	1,455	223

Total	$4,687	$5,115

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
NOTE 6 — INCOME PER SHARE:
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic income per share

Numerator:
Net income	$563	$1,350	$1,679	$2,053

Denominator:
Weighted common shares outstanding	3,861,060	3,558,373	3,850,286	3,499,670
Share equivalent units (“SEUs”)	29,773	26,422	28,106	26,325

Weighted average common shares and SEUs	3,890,833	3,584,795	3,878,392	3,525,995

Basic income per share	$.14	$.38	$.43	$.58

Diluted income per share

Numerator:
Net income	$563	$1,350	$1,679	$2,053

Denominator:
Weighted average shares and SEUs outstanding	3,890,833	3,584,795	3,878,392	3,525,995
Stock options outstanding	54,441	136,396	58,616	131,004
Contingently issuable SEUs	84	70	61	59

Weighted average common and potential common shares outstanding	3,945,358	3,721,261	3,937,069	3,657,058

Diluted income per share	$.14	$.36	$.43	$.56

     Certain options to purchase shares of common stock, which totaled 42,000 at September 30, 2006, were not included in the above computation of diluted income per share for the three months ended September 30, 2006 as the effect would be anti-dilutive.
NOTE 7 – PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$359	$299	$330	$255
Expense for product warranties	36	31	124	157
Product warranty claims paid	(39)	(25)	(98)	(107)

Balance at end of period	$356	$305	$356	$305

NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $6 and $16 for the six months ended September 30, 2006 and 2005, respectively. In addition, income taxes paid were $126 and $11 for the six months ended September 30, 2006 and 2005, respectively.

     Non-cash activities during the six months ended September 30, 2006 included capital expenditures totaling $4 that were financed through capital leases. In addition, during the six months ended September 30, 2005, non-cash activities included dividends of $91, which were recorded but not paid.
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$563	$1,350	$1,679	$2,053

Other comprehensive income:
Foreign currency translation adjustment	2	—	3	(1)

Total comprehensive income	$565	$1,350	$1,682	$2,052

NOTE 10 – EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$118	$145	$236	$253
Interest cost	264	297	528	515
Expected return on assets	(335)	(257)	(669)	(446)
Amortization of:
Unrecognized prior service cost	1	1	2	2
Actuarial loss	87	102	174	177

Net pension cost	$135	$288	$271	$501

     The Company made contributions aggregating $2,000 to its defined benefit pension plan in the first half of fiscal year 2007. The Company expects its additional contributions to the plan for the balance of fiscal year 2007 will be approximately $500.

     The components of the postretirement benefit income are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	16	18	32	37
Amortization of prior service cost	(41)	(40)	(83)	(83)
Amortization of actuarial loss	4	4	8	8

Net postretirement benefit income	$(21)	$(18)	$(43)	$(38)

     The net postretirement benefit income does not include any service cost because the Company irrevocably terminated postretirement healthcare benefits for its employees in fiscal year 2003. The Company paid benefits of $20 related to its postretirement benefit plan in the first half of fiscal year 2007. The Company expects to pay benefits of approximately $119 for the balance of fiscal year 2007.
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
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At September 30, 2006, management was unaware of any additional litigation matters.
     In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two year period. As of September 30, 2006, the Company had invested $315 in the Chinese subsidiary.

NOTE 13 – DEBT:
     On June 14, 2006, the Company amended its revolving credit facility agreement to increase the line of credit from $13,000 to $20,000, of which $12,000 is available for the issuance of letters of credit. There were no other changes to the terms and conditions of the agreement.
     On September 20, 2006, the Company again amended its revolving credit facility to provide for the bank’s issuance of bank guarantees rather than letters of credit for the benefit of the Company’s China subsidiary and to set forth the process by which letters of credit and bank guarantees, as the case may be, are issued by the bank to the Company and its China subsidiary under the credit facility agreement.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact SFAS No. 157 will have on the Company’s financial position, results of operations and cash flows.
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the potential impact SFAS No. 158 will have on our financial position and cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which addresses the process of quantifying financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 will not have a material impact on our financial position, results of operations and cash flows.

Item 1A. RISK FACTORS
     The following risk should be read in conjunction with the risks identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2006.
If we are unable to effectively outsource a portion of our production during times when we are experiencing strong demand, our results of operations might be adversely affected. In addition, outsourcing may negatively affect our profit margins.
     Part of our business strategy calls for us to increase manufacturing capacity through outsourcing selected fabrication when we are experiencing strong demand for our products. We could experience difficulty in outsourcing if customers demand that our products be manufactured by us exclusively. Furthermore, our ability to effectively outsource production could be adversely affected by limited worldwide manufacturing capacity. If we are unable to effectively outsource our production capacity when circumstances warrant, our results of operations could be adversely affected and we might not be able to deliver products to our customers on a timely basis. In addition, outsourcing to complete our products and services can increase the costs associated with such products and services. If we rely too heavily on outsourcing and are not able to increase our own production capacity during times when there is high demand for our products and services, our gross margins may be negatively effected.

Item 2.
GRAHAM CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
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
Highlights
     Highlights for the three and six-month periods ended September 30, 2006 include:
•	Net sales for the quarter and six months ended September 30, 2006 were up 13% and 18%, respectively, compared with the quarter and six-month periods ended September 30, 2005.

•	Orders for the quarter and six months ended September 30, 2006 were up 72% and 27%, compared with the same respective periods ended September 30, 2005.

•	Backlog of $45,000 as of September 30, 2006 was up 50% compared with September 30, 2005.

•	Operating margin for the current quarter was 5% compared with 15% for the quarter ended September 30, 2005. Operating margins for the six months ended September 30, 2006 and 2005 were 8% and 12%, respectively

•	Net income and income per diluted share for the current quarter were $563 and $0.14, respectively, compared with net income of $1,350 and income per diluted share of $0.36 for the quarter ended September 30, 2005. Net income and income per diluted share for the six months ended September 30, 2006 were $1,679 and $0.43, respectively compared with net income of $2,053 and income per diluted share of $0.56 for the same respective periods ended September 30, 2005.
     We believe the principal market drivers that led to increased capital spending and are contributing to our sales growth include:
•	Global consumption of crude oil is estimated to expand significantly over the next 15 years.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a significant differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment.

•	New environmental regulations in numerous countries requiring lower sulfur emissions are requiring refineries to upgrade their facilities.

•	The expansion of the middle class in Asia is driving increasing demand for power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and inexpensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2006 and in Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements may also include, but are not limited to, statements about:
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
Results of Operations
     For an understanding of the significant factors that influenced our performance during the three and six-month periods ended September 30, 2006 and 2005, respectively, the following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this report.
     The following table summarizes our results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$15,903	$14,044	$30,511	$25,793
Net income	$563	$1,350	$1,679	$2,053
Diluted income per share	$0.14	$0.36	$0.43	$0.56
Identifiable assets	$42,505	$35,507	$42,505	$35,507
     Net sales for the quarter ended September 30, 2006 were $15,903, a 13% increase, as compared with $14,044 for the quarter ended September 30, 2005. Net sales for the six months ended September 30, 2006 were $30,511 compared with $25,793 for the six months ended September 30, 2005, an 18% increase. Condenser sales for the current quarter and six-month period ended September 30, 2006 increased 66% and 60%, respectively, compared with the same respective periods ended September 30, 2005. Sales of condenser products increased primarily as a result of capacity expansion projects in the petrochemical market. Ejector sales for the current quarter decreased 30% over the quarter ended September 30, 2005 and 14% for the six months ended September 30, 2006 compared with the six months ended September 30, 2005. We believe the decrease in ejector sales experienced in fiscal 2007 to date compared with fiscal 2006 will reverse itself in future reporting periods based on the strength of ejector orders being received and anticipated. See “Orders and Backlog” for additional market information. Heat exchanger sales (i.e., Heliflows, plate exchangers and MicroMix products) and after market sales, which together represented 31% of our total sales for the quarter and 32% for the six-month period, increased 53% and 22% compared with the quarter and six-month periods, respectively, ended September 30, 2005. Our heat exchangers are used for a variety of applications including heating, cooling, condensing or boiling fluids in applications such as steam generators, compressors, natural gas heaters, supercritical water oxidation, waste heat recovery and thermal storage systems. Increases in heat exchanger sales resulted primarily from strategic initiatives taken in prior periods to establish new sales channels.
     Our gross profit percentages (i.e., sales, less costs of sales, divided by sales) for the quarters ended September 30, 2006 and 2005 were 20% and 33%, respectively. For the six- month periods ended September 30, 2006 and 2005, our gross profit percentages were 24% and 31%, respectively. Gross profit for the three and six-month periods ended September 30, 2006 decreased $1,405 and $625, respectively, compared with the same periods ended September 30, 2005. Gross profit percentages and dollars decreased due to greater material costs, higher employment costs, including greater contract engineering costs to meet increased orders in the first half of fiscal 2007, production inefficiencies and a $329 provision for a loss estimated on a job in process. This job, for $2.8 million, is projected to result in a loss due to the significant increase in costs we experienced subsequent to accepting the order, which was initially taken at a low profit margin. Gross profit percentages are projected to be reduced about 2 percentage points in the second half of fiscal 2007 because we do not anticipate any profit or loss from sales recognized on this contract in the third or fourth quarters of fiscal 2007. We do not believe any other order in our backlog at September 30, 2006 will result in a loss. We project continued pressure on gross margins because of increasing materials, labor and benefit costs. In addition, given the sales opportunities we believe exist in Asia and elsewhere, we have strategically increased our emphasis in those markets. Although we believe that such markets are likely to have lower margin potential because of their specific economic climates, we believe that the expansion of our operations into these markets will provide us with long-term benefits, including expanding our customer base.
     Due to increased sales and cost reduction programs addressing spending for advertising, travel and entertainment and sales meetings, selling, general and administrative expenses decreased to 15% of sales for the quarter ended September 30, 2006, as compared with 18% for the three months ended September 30, 2005. For the current quarter, compared with the quarter ended September 30, 2005, expenses were down 6%. For the six months ended September 30, 2006 and 2005, selling, general and administrative expenses were 16% and 19%, respectively, of net sales. Expenses for the six months ended September 30, 2006, compared with the six months ended September 30, 2005, were up 1% due to increased employee costs.
     Other income for the current quarter was $0 and for the six months ended September 30, 2006 was $148 compared with $0 for the same periods ended September 30, 2005. Royalty income of $148 was earned under a one-year renewable license agreement we entered into in October 2005 that allows the licensee to use, market and sell specific products we manufacture. Future royalty income earned will depend upon the sales of licensed products by the licensee.
     Interest expense was $2 for the current quarter and $4 for the quarter ended September 30, 2005. For the six months ended September 30, 2006 and 2005, interest expense was $6 and $9, respectively. Interest expense decreased due to            reduced debt.
     The effective income tax rates for the three and six-month periods ended September 30, 2006 were 32% and 37%, respectively, compared with 35% for each of the three and six-month periods ended September 30, 2005. The effective tax rate projected for fiscal 2007 is 37% compared with the final effective tax rate for fiscal 2006 of 38%. The effective tax rate recognized through the six months ended September 30, 2006 takes into account projected credits anticipated for the current fiscal year.
     Net income for the three and six-month periods ended September 30, 2006 was $563 and $1,679, respectively. Income per diluted share was $0.14 and $0.43 for the same respective periods. For the three and six-month periods ended September 30, 2005 net income and diluted income per share were $1,350 and $0.36, and $2,053 and $0.56, respectively.

Liquidity and Capital Resources
     The following discussion should be read in conjunction with the condensed consolidated statements of cash flows.

	Six Months Ended
	September 30,
	(Dollar amounts in thousands)
	2006	2005
Working capital	$17,458	$14,754
Working capital ratio(1)	2.6	2.4
Long-term debt	$14	$51
Long-term debt/capitalization(2)	0.1%	0.3%
Long-term liabilities/capitalization(3)	9%	26%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash used by operating activities for the current six-month period was $2,681, compared with net cash provided by operating activities of $7,658 for the six months ended September 30, 2005. The change for the current six month period was due to increased working capital needs. In particular, there was a significant increase in trade accounts receivables and unbilled revenue in the current six-month period compared with the six months ended September 30, 2005. These increases were due to greater major project work sales and progress payment terms negotiated on a few contracts. Additionally, we used $2,000 in cash to fund our defined benefit pension plan as the plan moved toward full funding status as measured on the projected benefit obligation method.
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are U.S. government instruments, generally with maturity periods of 91 to 120 days. Investments at September 30, 2006 compared with investments at March 31, 2006 decreased $2,950 to finance working capital needs and a $2,000 contribution to our pension fund.
     Other sources of cash for the six months ended September 30, 2006 included the issuance of common stock to cover stock options exercised, which raised $253, as compared with $1,240 in the six months ended September 30, 2005, $15 in proceeds for the sale of capital assets as compared to $1 for the six months ended September 30, 2005 and repayments of notes outstanding for purchases of common stock granted under our Long-Term Stock Ownership Plan of $13. In the first six months of fiscal 2005, $50 was collected for note repayments under such plan.
     Other uses of cash for the six months ended September 30, 2006 included dividend payments of $193 and capital expenditures of $668 compared to $171 and $480, respectively, for the six months ended September 30, 2005. During the six months ended September 30, 2006, we borrowed and repaid $2,479 to finance working capital needs. Cash was also used to retire short-term debt of $1,872 in the six-month period ended September 30, 2005.
     Capital expenditures for fiscal 2007 are projected to be between $1,400 and $1,800, and to consist largely of plant productivity and information technology enhancements.

     On June 14, 2006, we increased our credit facility with Bank of America, N.A. from $13,000 to $20,000. We expanded our credit capacity based on our expectations of future working capital needs to finance business growth, largely resulting from an expected increase in major project work overseas requiring both standby letters of credit and anticipated greater working capital needs relating to higher sales and rising material costs. Borrowings under our banking facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on September 30, 2006 were $0 and $8,570, respectively. Our borrowing rate as of September 30, 2006 was the prime rate minus 1%, or 7.25%. We believe that cash generated from operations, combined with available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the current quarter were $22,125 compared with $12,833 for the quarter ended September 30, 2005, an increase of 72%. The current quarter increase was primarily due to increased condenser orders of $1,673 and ejector orders of $6,478. Increased condenser and ejector orders were due to the increased demands in major project work in the petrochemical and refinery sectors. Orders for the six months ended September 30, 2006 were $42,157 compared with $33,258 for the six months ended September 30, 2005, an increase of 27%. Ejector orders were up $8,145 for fiscal 2007 compared with 2006. The increased ejector activity is largely due to major project work in the refinery sector worldwide. Orders for Asia were up $9,004 for the first six months of fiscal 2007 compared with the six months ended September 30, 2005. The increase in orders from this area of the world reflects the strong Asian economies, particularly in their refinery sector. Orders represent communications received from customers for the supply of our products and services.
     Backlog was $45,000 at September 30, 2006, compared with $30,002 at September 30, 2005, a 50% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines that are scheduled to be shipped in the next twelve months. Approximately 47% of our backlog can be attributed to equipment for refinery project work, 30% to chemical and petrochemical projects, 5% to equipment sold to the power generation sector and 18% to other industrial or commercial applications. We believe that the demand coming from the refinery sector for our products is being driven by the shortages of refinery capacity resulting from increased usage of oil in China and India, the need to upgrade existing refineries so that they can use lower cost, high sulfur heavier “sour” crude, and the need to revamp refineries to meet environmental regulations in numerous countries pertaining to diesel fuel sulfur content requirements. Most refineries presently in operation can only process light, “sweet” (i.e., low sulfur) crude, which is less abundant and more expensive than heavier “sour” crude. Increase in capacity in the petrochemical sector is being driven by greater worldwide demand for, and consumption of, oil and natural gas by-products.
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of September 30, 2006, we were unaware of any additional pending litigation matters.

     In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two-year period. Through September 30, 2006 we have invested $315 in China.
New Accounting Pronouncements
     Effective April 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Shared-Based Payments.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We decided to use the Black-Scholes fair value model to value option grants and to adopt the modified prospective method for expense recognition of options granted as of the adoption date of April 1, 2006. The effect of adopting SFAS 123(R) to our condensed consolidated statements of operations and retained earnings for the six months ended September 30, 2006 was a decrease in net income of $19.
     Effective April 1, 2006, we adopted SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in such statement. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred after April 1, 2006. Adoption of SFAS No. 151 did not have an impact on our financial position, results of operations or cash flows.
     In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact this Interpretation will have on our financial position, results of operations and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact SFAS No. 157 will have on our financial position, results of operations and cash flows.
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the potential impact SFAS No. 158 will have on our financial position and cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which addresses the process of quantifying financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 will not have a material impact on our financial position, results of operations and cash flows.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of September 30, 2006 or 2005, respectively, other than operating leases.
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
Foreign Currency
     International consolidated sales for both the three and six-month periods ended September 30, 2006 were 59% of total sales compared with 50% and 51% for the three and six-month periods ended September 30, 2005, respectively. Operating in markets throughout the world, as we do, exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the six-month periods ended September 30, 2006 and 2005, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. For the three month periods ended September 30, 2006 and 2005, purchases in foreign currencies represented 4% and 1%, respectively, of the cost of products sold. For the six month periods ended September 30, 2006 and 2005, purchases in foreign currencies represented 3% and 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure.
     At September 30, 2006 and 2005, respectively, we held no forward foreign currency exchange contracts.

Equity Price Risk
     Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for our non-employee directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at September 30, 2006 and 2005, and $20 per share price, a 50-75% change in the year-end common stock market price would positively or (negatively) impact income before income taxes as follows:

	Three Months Ended
	September 30,
	2006	2005
	(Dollar amounts in thousands)
50% increase	$(65)	$(65)
50% decrease	30	1
75% increase	(65)	(65)
75% decrease	69	24
     Assuming required net income targets are met, certain awards would be provided, and based upon a market price of $20 per share, a 50-75% change in the stock price would positively (negatively) impact income before income taxes in future years ending March 31 as follows:

	2008	2009	2010	2011	2012
	(Dollar amounts in thousands)
50% increase	$(65)	$(65)	$(65)	$(65)	$(65)
50% decrease	46	58	70	72	73
75% increase	(65)	(65)	(65)	(65)	(65)
75% decrease	94	112	129	132	135
Gross Margin Risk
     Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower product costs and favorable foreign exchange rates. Currently we are experiencing rising employment costs and unpredictable material costs, particularly fluctuating metal costs, used to build our products. As a result, we may encounter greater pricing pressures that prevent us from fully covering escalating costs.
     The rapid expansion in the oil and natural gas markets is also expanding our potential customer base. This new customer base may be more cost sensitive as opposed to product value oriented, which in turn could lead to lower gross margins. To mitigate these pressures, in addition to establishing a base of operations in China through the formation of a wholly-owned Chinese subsidiary, among other things, we are exploring alternative manufacturing models, increasing investments in information technology to improve productivity, instituting cost reduction programs and adopting lean manufacturing principles.
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

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2006
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On July 27, 2006, our stockholders voted on the following proposals at our 2006 Annual Meeting of Stockholders:
Proposal 1:
     To elect Helen H. Berkeley and James R. Lines as directors of the Company, each to serve for a three-year term expiring in 2009 or until his or her successor is elected and qualified:

Nominees	Votes For	Votes Withheld

Helen H. Berkeley	3,220,392	44,659

James R. Lines	3,258,051	7,000

     The other directors, whose terms of office continued after the meeting, are Jerald D. Bidlack, William C. Denninger, James J. Malvaso, H. Russel Lemcke and Cornelius S. Van Rees.
Proposal 2:
     To approve the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value:

Votes for:	1,128,375

Votes against:	451,283

Votes abstained:	5,331

Broker non-votes:	1,680,062

Proposal 3:
     To ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2007.

Votes for:	3,254,100

Votes against:	9,798

Votes abstained:	1,153

Item 6. Exhibits
See index to exhibits on page 30 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ J. Ronald Hansen
J. Ronald Hansen
Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting Officer)

Date: October 30, 2006

INDEX OF EXHIBITS
(10)	Material Contracts
10.1	Second Amendment, dated as of June 14, 2006, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A. dated as of July 12, 2005, as amended, (includes form of Amended and Restated Revolving Line Note) is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2006.

#10.2	Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value, incorporated by reference from Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 23, 2006.

#10.2	Employment Agreement between the Company and James R. Lines dated August 1, 2006 is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.

10.4	Third Amendment, dated as of September 20, 2006, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A. dated as of July 12, 2005, as amended, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 20, 2006.

10.5	Continuing and Unconditional Guarantee, dated as of September 20, 2006, made by Graham Corporation in favor of Bank of America, N.A. is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 20, 2006.
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
30