Form 10-Q
period 2006-12-31
GRAHAM CORP
filed 2007-01-30
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Yes ☐       No ☑
     As of January 29, 2007, there were outstanding 3,887,490 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of and for the Three and Nine Month Periods Ended December 31, 2006 and 2005

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2006
PART I — FINANCIAL INFORMATION
(Dollar amounts in thousands, except per share data)

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2006	2006
	(Dollar amounts in thousands,
	except per share data)
Assets
Current assets:
Cash and cash equivalents	$2,092	$570
Investments	11,679	10,418
Trade accounts receivable, net of allowances ($47 and $28 at December 31 and March 31, 2006, respectively)	7,338	5,978
Unbilled revenue	3,789	4,978
Inventories, net	5,466	5,115
Domestic and foreign income taxes receivable	273	114
Deferred income tax asset	19	19
Prepaid expenses and other current assets	269	203

Total current assets	30,925	27,395
Property, plant and equipment, net	8,457	7,954
Deferred income tax asset	815	2,107
Prepaid pension asset	5,185	3,076
Other assets	17	24

Total assets	$45,399	$40,556

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$32	$45
Accounts payable	5,885	4,135
Accrued compensation	2,731	3,310
Accrued expenses and other liabilities	1,531	1,573
Customer deposits	2,928	1,553

Total current liabilities	13,107	10,616

Long-term debt	9	30
Accrued compensation	285	276
Other long-term liabilities	88	191
Accrued pension liability	248	232
Accrued postretirement benefits	2,010	2,104

Total liabilities	15,747	13,449

Stockholders’ equity:
Preferred stock, $1.00 par value - Authorized, 500,000 shares
Common stock, $.10 par value - Authorized, 6,000,000 shares
Issued and outstanding, 3,887,490 and 3,832,390 shares at December 31 and March 31, 2006, respectively	389	383
Capital in excess of par value	9,983	9,517
Retained earnings	19,356	17,301
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustment	4	(1)
Notes receivable from officers and directors	(80)	(93)

Total stockholders’ equity	29,652	27,107

Total liabilities and stockholders’ equity	$45,399	$40,556

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Dollar amounts in thousands, except per share data)
Net sales	$14,500	$13,504	$45,011	$39,297
Cost of products sold	11,110	9,909	34,279	27,735

Gross profit	3,390	3,595	10,732	11,562

Other expenses and income:
Selling, general and administrative	2,400	2,730	7,233	7,530
Other income	—	—	(148)	—
Interest expense	2	4	8	13

Total other expenses and income	2,402	2,734	7,093	7,543

Income before income taxes	988	861	3,639	4,019
Provision for income taxes	322	301	1,294	1,406

Net income	666	560	2,345	2,613
Retained earnings at beginning of period	18,787	15,958	17,301	14,082
Dividends	(97)	(94)	(290)	(271)

Retained earnings at end of period	$19,356	$16,424	$19,356	$16,424

Per Share Data:
Basic:
Net income	$.17	$.15	$.60	$.73

Diluted:
Net income	$.17	$.15	$.60	$.70

Average common shares outstanding:
Basic:	3,900,666	3,716,406	3,885,843	3,589,696
Diluted:	3,937,708	3,846,411	3,937,304	3,720,407

Dividends declared per share	$.025	$.025	$.075	$.075

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
	(Dollar amounts in thousands)
Operating activities:
Net income	$2,345	$2,613

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	590
Discount accretion on investments	(315)	(163)
Stock-based compensation expense	59	—
Gain on disposal of property, plant and equipment	(13)	(2)
Deferred income taxes	1,291	1,403
(Increase) decrease in operating assets:
Accounts receivable	(1,360)	2,664
Unbilled revenue	1,189	(553)
Inventories	(351)	1,509
Domestic and foreign income taxes receivable/payable	(158)	(106)
Prepaid expenses and other current and non-current assets	(69)	(166)
Prepaid pension asset	(2,109)	—
Increase (decrease) in operating liabilities:
Accounts payable	1,750	826
Accrued compensation, accrued expenses and other current and non-current liabilities	(726)	446
Customer deposits	1,375	1,342
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(71)	(2,977)

Total adjustments	1,155	4,813

Net cash provided by operating activities	3,500	7,426

Investing activities:
Purchase of property, plant and equipment	(1,152)	(927)
Proceeds from sale of property, plant and equipment	15	1
Purchase of investments	(22,446)	(25,262)
Redemption of investments at maturity	21,500	15,500

Net cash used by investing activities	(2,083)	(10,688)

Financing activities:
Decrease in short-term debt, net	—	(1,872)
Proceeds from issuance of long-term debt	3,073	1,226
Principal repayments on long-term debt	(3,110)	(1,262)
Issuance of common stock	413	1,294
Sale of treasury stock	—	3,568
Collection of notes receivable from officers and directors	13	52
Dividends paid	(290)	(261)

Net cash provided by financing activities	99	2,745

Effect of exchange rate on cash	6	(1)

Net increase (decrease) in cash and equivalents	1,522	(518)
Cash and cash equivalents at beginning of period	570	724

Cash and cash equivalents at end of period	$2,092	$206

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Unaudited)
(Dollar amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include two wholly-owned foreign subsidiaries, one located in the United Kingdom and one located in China, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The March 31, 2006 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2006. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations for the three and nine-months ended December 31, 2006 and cash flows for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007, referred to as fiscal year 2007.
NOTE 2 — REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known. During the nine months ended December 31, 2006, a loss of $329 was recognized on a contract in process. During the three months ended December 31, 2006 and the three and nine months ended December 31, 2005, no loss provisions were recorded.
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
NOTE 3 — INVESTMENTS:
     Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2006 are scheduled to mature between January 18 and April 5, 2007.
NOTE 4 — INVENTORIES:
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
     Major classifications of inventories are as follows:

	December 31,	March 31,
	2006	2006
Raw materials and supplies	$1,274	$1,474
Work in process	6,371	3,087
Finished products	475	777

	8,120	5,338
Less — progress payments	2,654	223

Total	$5,466	$5,115

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
NOTE 5 — STOCK-BASED COMPENSATION:
     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations. This change did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows in the nine month period ended December 31, 2006. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards granted after April 1, 2006. The modified prospective transition method, which requires that prior periods not be restated and that compensation cost be recognized in the financial statements for all awards granted after the date of adoption, as well as for existing awards that were not fully vested as of the date of adoption, has been used by the Company for all equity awards granted after April 1, 2006. All of the Company’s equity awards existing at April 1, 2006 were fully vested. SFAS No. 123(R) requires that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. SFAS No. 123(R) also requires an entity to calculate the pool of excess benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (the “APIC Pool”). In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP No. FAS 123(R)-3 provides an elective alternative simplified method for calculating the APIC Pool. The Company has elected to use the alternative simplified method to calculate its APIC Pool. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.
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
     As of December 31, 2006, incentives had been awarded in the form of stock options with a term of ten years from the date of grant. The stock option awards vest over a four-year period. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.
     During the three months ended December 31, 2006, the Company recognized $26 of stock-based compensation cost and $11 of related tax benefits reducing net income by $15. There was no effect on basic and diluted earnings per share. During the nine months ended December 31, 2006, the Company recognized $59 of stock-based compensation cost and $25 of related tax benefits, reducing net income by $34 and both basic and diluted earnings per share by $.01. Prior to fiscal year 2007, no compensation cost was recognized under stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the fair value methodology prescribed under SFAS No. 123(R), the Company’s net income and net income per share would have been the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2005
Net income as reported	$560	$2,613
Stock-based employee compensation cost, net of related tax benefits	(224)	(224)

Pro forma net income	$336	$2,389

Basic income per share:
As reported	$.15	$.73
Pro forma	$.09	$.67

Diluted income per share:
As reported	$.15	$.70
Pro forma	$.09	$.64
     The Company received cash proceeds from the exercise of stock options of $160 and $54 in the third quarter of fiscal year 2007 and 2006, respectively, and $413 and $1,294 in the nine months ended December 30, 2006 and 2005, respectively.
     The following table summarizes information about the Company’s stock option awards during the nine months ended December 31, 2006:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Number of Shares	Exercise Price	Remaining Contractual Term	Value
Outstanding at April 1, 2006	199,100	$8.65
Granted	56,000	19.94
Exercised	(27,800)	8.09

Outstanding at June 30, 2006	227,300	11.50
Granted	3,000	17.10
Exercised	(2,000)	13.90
Forfeited	(14,000)	19.94

Outstanding at September 30, 2006	214,300	11.06
Exercised	(25,300)	6.32

Outstanding at December 31, 2006	189,000	11.70	6.66 years	$620

Exercisable at December 31, 2006	144,000	9.10	5.80 years	$620

     The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of December 31, 2006. The Company’s closing stock price was $13.12 as of December 31, 2006. The total intrinsic value of the stock options exercised during the three months ended December 31, 2006 and 2005 was $174 and $190, respectively, and was $534 and $1,830 during the nine months ended December 31, 2006 and 2005, respectively. The weighted average fair value of stock options granted in the nine months ended December 31, 2006 was $6.93, and $6.16 in each of the three and nine months ended December 31, 2005. No options were granted during the three months ended December 31, 2006. As of December 31, 2006, there was $350 of total unrecognized stock-based compensation expense related to non-restricted stock options. The Company expects to recognize this expense over a weighted average period of 3.43 years. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Expected life	—	5 years	5 years	5 years
Expected volatility	—	46.9%	48.4%	46.9%
Risk-free interest rate	—	4.46%	5.03%	4.46%
Expected dividend yield	—	.63%	.58%	.63%
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
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $8 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $5 and $15 in the three month periods ended December 31, 2006 and 2005, respectively, and $25 and $45 in the nine month periods ended December 31, 2006 and 2005, respectively. There were 29,773 and 26,421 share equivalent units in the Plan and the related liability recorded was $285 and $261 at December 31, 2006 and 2005, respectively. The income recognized to mark to market the share equivalent units was $18 and $19 in the three and nine month periods ended December 31, 2006, and $0 in each of the three and nine month periods ended December 31, 2005.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Basic income per share

Numerator:
Net income	$666	$560	$2,345	$2,613

Denominator:
Weighted common shares outstanding	3,870,893	3,689,984	3,857,180	3,563,339
Share equivalent units (“SEUs”)	29,773	26,422	28,663	26,357

Weighted average common shares and SEUs	3,900,666	3,716,406	3,885,843	3,589,696

Basic income per share	$.17	$.15	$.60	$.73

Diluted income per share

Numerator:
Net income	$666	$560	$2,345	$2,613

Denominator:
Weighted average shares and SEUs outstanding	3,900,666	3,716,406	3,885,843	3,589,696
Stock options outstanding	36,874	127,240	51,369	129,750
Contingently issuable SEUs	168	2,765	97	961

Weighted average common and potential common shares outstanding	3,937,708	3,846,411	3,937,309	3,720,407

Diluted income per share	$.17	$.15	$.60	$.70

     Certain options to purchase shares of common stock, which totaled 45,000 at December 31, 2006, were not included in the above computation of diluted income per share for the three months ended December 31, 2006 as the effect would be anti-dilutive. All options to purchase shares of common stock were included in the above computation of diluted income per share for the three months ended December 31, 2005.

NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Balance at beginning of period	$356	$305	$330	$255
Expense for product warranties	48	42	172	199
Product warranty claims paid	(49)	(37)	(147)	(144)

Balance at end of period	$355	$310	$355	$310

NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $8 and $19 for the nine months ended December 31, 2006 and 2005, respectively. In addition, income taxes paid were $133 and $85 for the nine months ended December 31, 2006 and 2005, respectively.
     Non-cash activities during the nine months ended December 31, 2006 and 2005 included capital expenditures totaling $4 and $33, respectively, that were financed through capital leases. In addition, during the nine months ended December 31, 2005, non-cash activities included dividends of $94, which were recorded but not paid.
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$666	$560	$2,345	$2,613

Other comprehensive income:
Foreign currency translation adjustment	2	—	5	(1)

Total comprehensive income	$668	$560	$2,350	$2,612

NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost	$118	$85	$354	$338
Interest cost	264	226	792	741
Expected return on assets	(351)	(245)	(1,020)	(691)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	88	46	262	223

Net pension cost	$120	$113	$391	$614

     The Company made contributions aggregating $2,500 to its defined benefit pension plan during the nine months ended December 31, 2006. The Company does not expect to make any additional contributions to the plan for the balance of fiscal year 2007.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	16	17	48	54
Amortization of prior service cost	(41)	(40)	(124)	(123)
Amortization of actuarial loss	4	4	12	12

Net postretirement benefit income	$(21)	$(19)	$(64)	$(57)

     The net postretirement benefit income does not include any service cost because the Company irrevocably terminated postretirement healthcare benefits for its employees in fiscal year 2003. The Company paid benefits of $30 related to its postretirement benefit plan during the nine months ended December 31, 2006. The Company expects to pay benefits of approximately $109 for the balance of fiscal year 2007.
NOTE 11 — OTHER INCOME:
     The Company is party to a one year renewable license agreement dated October 31, 2005, which has been renewed for one year, pursuant to which it licenses to a third party the right to use, market and sell specific licensed products manufactured by the Company. The agreement contains a provision for royalties payable to the Company based upon sales of the licensed products by the licensee. During the first quarter of fiscal year 2007, the Company earned royalties of $148 in conjunction with this agreement. Future royalty income earned will depend upon the sale of licensed products by the licensee.
NOTE 12 — CONTINGENCIES AND COMMITMENTS:
     The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled by the Company for minimal amounts below the expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At December 31, 2006, management was unaware of any additional litigation matters.
     In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two year period. As of December 31, 2006, the Company had invested $514 in the Chinese subsidiary.
NOTE 13 — DEBT:
     On June 14, 2006, the Company amended its revolving credit facility agreement to increase the line of credit from $13,000 to $20,000, of which $12,000 is available for the issuance of letters of credit. There were no other changes to the terms and conditions of the agreement.
     On September 20, 2006, the Company again amended its revolving credit facility to provide for the bank’s issuance of bank guarantees rather than letters of credit for the benefit of the Company’s Chinese subsidiary and to set forth the process by which letters of credit and bank guarantees, as the case may be, are issued by the bank to the Company and its Chinese subsidiary under the credit facility agreement.
NOTE 14 — ACCOUNTING AND REPORTING CHANGES:
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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the potential impact SFAS No. 158 will have on our financial position and cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which addresses the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the adoption of SAB No. 108 will have a material impact on its financial position, results of operations and cash flows.

Item 2.
GRAHAM CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
December 31, 2006
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
Highlights
     Highlights for the three and nine-month periods ended December 31, 2006 include:
•	Net sales for the quarter and nine months ended December 31, 2006 were up 7% and 15%, respectively, compared with the same respective periods ended December 31, 2005.

•	Orders for the quarter and nine months ended December 31, 2006 were up 19% and 25%, compared with the same respective periods ended December 31, 2005.

•	Backlog of $47,597 as of December 31, 2006 was up 57% compared with December 31, 2005.

•	Operating margin for the current quarter was 6.8% compared with 6.4% for the quarter ended December 31, 2005. Operating margins for the nine months ended December 31, 2006 and 2005 were 8.1% and 10.3%, respectively

•	Net income and income per diluted share for the current quarter were $666 and $0.17, respectively, compared with net income of $560 and income per diluted share of $0.15 for the quarter ended December 31, 2005.

•	Net income and income per diluted share for the nine months ended December 31, 2006 were $2,345 and $0.60, respectively compared with net income of $2,613 and income per diluted share of $0.70 for the same respective periods ended December 31, 2005.
     We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include:
•	Global consumption of crude oil is estimated to expand significantly over the next decade.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment.

•	The expansion of the middle class in Asia is driving increasing demand for power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and inexpensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2006, referred to as fiscal 2006, and under the heading “Risk Factors” in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Forward-looking statements may also include, but are not limited to, statements about:
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
     Stock-Based Compensation. We account for stock-based employee compensation at fair value of the awards on the grant date and recognize the related cost in our statements of operations and retained earnings in accordance with SFAS No. 123(R), “Share-Based Payment,” which we adopted effective April 1, 2006 utilizing the modified prospective method. Previously we accounted for our stock-based employee compensation grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. We estimate the fair value of stock options using the Black-Scholes option-pricing model. See Note 5 to our Condensed Consolidated Financial Statements.
Results of Operations
     For an understanding of the significant factors that influenced our performance during the three and nine-month periods ended December 31, 2006 and 2005, respectively, the following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this report.
     The following table summarizes our results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$14,500	$13,504	$45,011	$39,297
Net income	$666	$560	$2,345	$2,613
Diluted income per share	$0.17	$0.15	$0.60	$0.70
Identifiable assets	$45,399	$38,555	$45,399	$38,555
     Net sales for the quarter ended December 31, 2006 were $14,500, a 7% increase, as compared with $13,504 for the quarter ended December 31, 2005. Net sales for the nine months ended December 31, 2006 were $45,011 compared with $39,297 for the nine months ended December 31, 2005, a 15% increase. The increase in sales in the current quarter compared with the quarter ended December 31, 2005 was due to increased vacuum pump sales for the domestic refinery industry. Vacuum pump sales increased $1,419 over the comparative quarter and represented 12% of the current quarter’s sales. The increase in sales for the nine months ended December 31, 2006 compared with the nine months ended December 31, 2005 was due to increased sales across all of our product categories, except ejector products, and reflected broad based demand from our market sectors. Ejector sales through December 31, 2006 were less than the same fiscal 2006 period because of temporary delays in certain orders, which resulted from customer specification changes. Sales for ejectors from the global oil refinery industry are expected to be very strong through fiscal 2008. For additional information, see “Orders and Backlog” below. We expect condenser sales will decrease during the next six to twelve months as a result of a decreased rate in capacity expansion in the petrochemical market. We believe this decline in sales in fiscal 2008 will be offset by increased ejector sales.
     Our gross profit percentages (i.e., sales, less costs of sales, divided by sales) for the quarters ended December 31, 2006 and 2005 were 23% and 27%, respectively. For the nine- month periods ended December 31, 2006 and 2005, our gross profit percentages were 24% and 29%, respectively. Gross profit percentages decreased due to greater material costs, higher employment costs, production inefficiencies experienced in the second quarter and a $329 provision for an estimated loss on a job in process that was recognized in the second quarter of fiscal 2007. Although we project continued pressure on gross margins because of increasing labor and benefit costs as well as because of our longer term strategic decision to expand into new geographic markets, we believe gross profit margin percentages will increase in fiscal 2008 as we work through the backlog of orders taken six to nine months ago. We believe such increase will occur because we have been able to be more selective on orders we accept.
     Selling, general and administrative expenses for the three and nine months ended December 31, 2006 decreased 12% and 4% compared with the quarter and nine months ended December 31, 2005, respectively. Cost reduction programs addressing spending for advertising, travel and entertainment, and sales meetings accounted for these reductions, in addition to lower variable compensation expense. For the current quarter, expenses were 17% of net sales compared with 20% for the quarter ended December 31, 2005. For the nine months ended December 31, 2006 and 2005, selling, general and administrative expenses were 16% and 19%, respectively, of net sales.
     Other income for the nine months ended December 31, 2006 was $148 compared with $0 for the same period ended December 31, 2005. Royalty income of $148 was earned under a license agreement we entered into in October 2005 that allows the licensee to use, market and sell specific products we manufacture. Future royalty income earned by us under this agreement will depend upon the sale of licensed products by the licensee. There was no other income for the current quarter or for the quarter ended December 31, 2005.
     Interest expense was $2 for the current quarter and $4 for the quarter ended December 31, 2005. For the nine months ended December 31, 2006 and 2005, interest expense was $8 and $13, respectively. Interest expense decreased due to reduced debt.
     The effective income tax rates for the three and nine-month periods ended December 31, 2006 were 33% and 36% compared with 35% for each of the three and nine-month periods ended December 31, 2005. The fiscal 2007 effective tax rate was revised in the third quarter reflecting permanent differences as a greater percent of income before taxes. In December 2006, Congress extended and made retroactive to January 1, 2006 research and development credits for engineering applications applicable to us. In addition, we currently have a study in process to evaluate potential additional tax benefits of this credit due to legislative changes and to reevaluate our previous R&D processes, which will likely have a favorable impact to our fiscal 2007 tax provision.
     Net income for the three and nine-month periods ended December 31, 2006 was $666 and $2,345, respectively. Income per diluted share was $0.17 and $0.60 for the same respective periods. For the three and nine-month periods ended December 31, 2005, net income and diluted income per share were $560 and $0.15, and $2,613 and $0.70, respectively.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with the condensed consolidated statements of cash flows.

	Nine Months Ended
	December 31,
	2006	2005
	(Dollar amounts in thousands)
Working capital	$17,818	$18,094
Working capital ratio(1)	2.4	2.6
Long-term debt	$9	$41
Long-term debt/capitalization(2)	0.0%	0.2%
Long-term liabilities/capitalization(3)	9%	15%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash provided by operating activities for the current nine-month period was $3,500, compared with net cash provided by operating activities of $7,426 for the nine months ended December 31, 2005. The decrease in cash provided by operating activities, which primarily pertained to the change in accounts receivable, was due to sales in the fourth quarter of fiscal 2005 being heavily weighted in the final month which resulted in fiscal 2006 collections, and not a change in payment terms in fiscal years 2007 or 2006.
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are U.S. government instruments, generally with maturity periods of 91 to 120 days. Investments at December 31, 2006 compared with investments at March 31, 2006 increased $1,261.
     Other sources of cash for the nine months ended December 31, 2006 included the issuance of common stock to cover stock options exercised, which raised $413, as compared with $1,294 in the nine months ended December 31, 2005, $15 in proceeds for the sale of capital assets as compared to $1 for the nine months ended December 31, 2005 and repayments of notes outstanding for purchases of common stock granted under our Long-Term Stock Ownership Plan of $13. In the first nine months of fiscal 2005, $52 was collected for note repayments under this plan.
     The sale of 198,246 shares of common stock was completed in November 2005. The shares of common stock were offered pursuant to a registration statement filed with the Securities and Exchange Commission that became effective on November 12, 2005 and were sold for $18 per share. These shares were held as treasury shares before the sale and were previously acquired at an average price of $7 per share. This sale netted $3,418.
     In the current year, we contributed $2,500 into our defined benefit pension plan compared with $3,576 for the nine months ended December 31, 2005. Other uses of cash for the nine months ended December 31, 2006 included dividend payments of $290 and capital expenditures of $1,152 compared to $261 and $927, respectively, for the nine months ended December 31, 2005. During the nine months ended December 31, 2006, we borrowed and repaid $3,073 to finance working capital needs. Cash was used to retire short-term debt of $1,872 in the nine-month period ended December 31, 2005.
     Capital expenditures for fiscal 2007 are projected to be between $1,400 and $1,800, and to consist largely of plant productivity and information technology enhancements.
     On June 14, 2006, we increased our credit facility with Bank of America, N.A. from $13,000 to $20,000. We expanded our credit capacity based on our expectations of future working capital needs to finance business growth, largely resulting from an expected increase in major project work overseas requiring both standby letters of credit and anticipated greater working capital needs. On September 30, 2006, we amended our credit facility to provide for issuance of bank guarantees for the benefit of our Chinese subsidiary. Borrowings under our banking facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on December 31, 2006 were $0 and $7,280, respectively. Our borrowing rate as of December 31, 2006 was the prime rate minus 1%, or 7.25%. We believe that cash generated from operations, combined with available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog
     Orders for the current quarter were $17,127 compared with $14,337 for the quarter ended December 31, 2005, an increase of 19%. Orders represent communications received from customers requesting us to supply products and services. Orders for the nine months ended December 31, 2006 were $59,284 compared with $47,595 for the nine months ended December 31, 2005, an increase of 25%. Although order demand is strong for many of our products, the increase in orders for fiscal 2007 over fiscal 2006 primarily resulted from increases in ejector orders. Ejector orders increased $11,355 in fiscal 2007 compared with fiscal 2006. The increased ejector activity is largely due to major project work in the refinery sector worldwide. Export orders were up 17% compared with fiscal 2006. The increase in export orders reflects the strong Asian economies, particularly in their refinery sector, and Canadian refinery and oil-sands operations.
     Backlog was $47,597 at December 31, 2006, compared with $30,278 at December 31, 2005, a 57% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 89% of orders currently in backlog are expected to be converted to sales within twelve months. Approximately 50% of our backlog can be attributed to equipment for refinery project work, 35% to chemical and petrochemical projects, 3% to equipment sold to the power generation sector and 12% to other industrial or commercial applications. We believe that the demand from the refinery sector for our products is being driven by the shortages of refinery capacity resulting from increased global usage of oil.
Contingencies and Commitments
     We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for minimal amounts below expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of December 31, 2006, we were unaware of any additional pending litigation matters.
     In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two-year period. Through December 31, 2006 we have invested $514 in China.
New Accounting Pronouncements
     Effective April 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Shared-Based Payments.” SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We decided to use the Black-Scholes fair value model to value option grants and to adopt the modified prospective method for expense recognition of options granted as of the adoption date of April 1, 2006. The effect of adopting SFAS 123(R) to our condensed consolidated statements of operations and retained earnings for the nine months ended December 31, 2006 was a decrease in net income of $34.

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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the potential impact SFAS No. 158 will have on our financial position and cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which addresses the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial position, results of operations and cash flows.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of December 31, 2006 or 2005, respectively, other than operating leases.

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
Foreign Currency
     International consolidated sales for the three and nine-month periods ended December 31, 2006 were 39% and 52%, respectively, of total sales compared with 39% and 47% for the three and nine-month periods ended December 31, 2005, respectively. Operating in markets throughout the world, as we do, exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. Secondly, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the nine-month periods ended December 31, 2006 and 2005, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. For the three month periods ended December 31, 2006 and 2005, purchases in foreign currencies represented 2% and 1%, respectively, of the cost of products sold. For the nine month periods ended December 31, 2006 and 2005, purchases in foreign currencies represented 3% and 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure.
     Forward foreign currency exchange contracts were not used in fiscal 2006 or 2005, and as of December 31, 2006 and 2005, we held no forward foreign currency contracts..
Equity Price Risk
     Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for our non-employee directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at December 31, 2006 and 2005, and a $13 per share market price, a 50-75% change in the year-end common stock market price would positively or (negatively) impact income before income taxes as follows:

	Three Months Ended
	December 31,
	2006	2005
	(Dollar amounts in thousands)
50% increase	$(19)	$—
50% decrease	64	42
75% increase	(19)	—
75% decrease	160	128
     Assuming required net income targets are met, certain awards would be provided, and based upon a market price of $13 per share, a 50-75% change in the stock price would positively (negatively) impact income before income taxes in future years ending March 31 as follows:

	2008	2009	2010	2011	2012
	(Dollar amounts in thousands)
50% increase	$(19)	$(19)	$(19)	$(19)	$(19)
50% decrease	80	97	108	120	122
75% increase	(19)	(19)	(19)	(19)	(19)
75% decrease	185	210	228	245	248
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

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
December 31, 2006
PART II — OTHER INFORMATION
Item 6. Exhibits
See index to exhibits on page 29 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ J. Ronald Hansen
J. Ronald Hansen
Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting Officer)

Date: January 29, 2007

INDEX OF EXHIBITS
(11)	Statement re: computation of per share earnings
Computation of per share earnings is included in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications