Form 10-K
period 2007-03-31
GRAHAM CORP
filed 2007-06-05
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-8462

GRAHAM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	16-1194720
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 Florence Avenue, Batavia, New York	14020
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 585-343-2216

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2006, the last business day of the Company’s most recently completed second fiscal quarter, was $7,709,064. The market value calculation was determined using the closing price of the Registrant’s Common Stock on September 30, 2006, as reported on the American Stock Exchange. For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of June 1, 2007, there were outstanding 3,892,390 shares of common stock, $.10 par value, and 3,892,390 common stock purchase rights.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2007 Annual Meeting of Stockholders, is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION
Annual Report on Form 10-K
Year Ended March 31, 2007

Note:	Portions of the registrant’s definitive proxy statement, to be issued in connection with the registrant’s 2007 Annual Meeting of Stockholders to be held on July 26, 2007, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data).

Item 1.	Business.

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

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in 1936. Our principal business location is in Batavia, New York. We also maintain two wholly-owned subsidiaries, Graham Europe Limited in the United Kingdom and, as of May 2006, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. in Suzhou, China. As of March 31, 2007, we had 265 full-time employees, inclusive of employees of our United Kingdom and China subsidiaries.

Our Fiscal 2007 Highlights

Highlights for our year ended March 31, 2007, which we refer to as fiscal 2007, include:

•	Net income and income per diluted share for fiscal 2007, were $5,761 and $1.46, respectively, including $.35 per diluted share in out-of-period research and development tax credits, compared with net income of $3,586 and income per diluted share of $0.96 for fiscal 2006. Net income for fiscal 2007 was the highest net income achieved in our seventy-one year history. This year’s earnings beat our former record set in 1989 by 37%.

•	Net sales for the year of $65,822 were up 19% compared with fiscal 2006. Fourth quarter sales increased 31% to $20,810 compared with $15,911 for fourth quarter fiscal 2006.

•	Orders placed with us in fiscal 2007 of $86,540 were up 31% compared with our year ended March 31, 2006, which we refer to as fiscal 2006. This represents the greatest dollar value of orders we have ever received in a one year period.

•	Backlog grew significantly to $54,184 on March 31, 2007 representing a 64% increase compared with March 31, 2006. This is a historic high for our backlog.

•	Gross profit and operating margins for fiscal 2007 were 26% and 10.1% compared with 29% and 10.5%, respectively, for the year ended March 31, 2006.

•	Cash and short-term investments at year-end fiscal 2007 were $15,051, which we believe places us in an unprecedented position to increase the longer term value of Graham.

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

A breakdown of our net sales from continuing operations by geographic area for fiscal 2007, fiscal 2006 and our fiscal year end March 31, 2005, which we refer to as fiscal 2005, is contained in Note 15 to our consolidated financial statements on page 45 to this Annual Report on Form 10-K. In fiscal 2007 and fiscal 2006, total sales to one customer amounted to 12% and 11%, respectively, of total net sales for the year. We presently have no plans to enter any new industry segments that would require the investment of a material amount of our assets or that we would otherwise consider to be material.

Our Strengths

Our core strengths are as follows:

•	We have strong brand recognition. Over the past 71 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. As a result, the Graham name is well known by both our existing customers, and many of our potential customers. We believe that recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets.

•	We engineer and manufacture high quality products and systems that address the particular needs of our customers. With over 71 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

•	We have a global presence. Our products are used worldwide, and we have sales representatives located in major cities throughout the world.

•	We believe that we have a solid reputation and strong relationships with our existing customer base, as well as with our key suppliers.

Our Strategy

We intend to grow our business and improve our results of operations by implementing the following core strategies:

•	Continue to invest in engineering resources and technology in order to advance our market penetration with our vacuum and heat transfer technologies.

•	Invest resources to meet the growing demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets. Specifically, establish sales, engineering and manufacturing capabilities in Asia where we believe estimates of demand for oil and oil by-products will continue to increase.

•	Focus on delivering products and solutions that enable our customers to achieve their operating objectives.

•	Provide products and services to our customers that differentiate us from our competitors, and win new orders based on value not price.

•	Expand our margins by implementing and expanding upon our operational efficiencies through lean manufacturing processes and other cost efficiencies.

•	Enhance our engineering and manufacturing capacities, especially in connection with the design of our products, in order to be able to more quickly respond to existing and future customer demands.

•	Accelerate our bids on available contracts by implementing front-end bid automation and design processes.

•	Expand our global sales presence in order to further penetrate our existing markets and reach additional markets.

•	Capitalize on the strength of the Graham brand in order to win more business in our traditional markets and penetrate other markets.

•	Examine acquisition and organic growth opportunities to expand and complement our core business, including opportunities to extend our existing product lines and opportunities to move into complementary product lines.

Competition

Our business is highly competitive and a number of companies having greater financial resources are engaged in the manufacture of products similar to ours and provide services similar to those that we provide. The principal basis on which we compete include technology, price, performance, reputation, delivery, and quality.

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

Research Activities

During fiscal 2007, fiscal 2006 and fiscal 2005, we spent approximately $3,580, $3,136 and $2,749, respectively, on research and development activities relating to the development of new products and services, or the improvement of existing products and services.

Information Regarding Our International Sales

The revenue from the sale of our products outside the United Sates has accounted for a material portion of our total revenue during our last three fiscal years. Approximately 50%, 49% and 40% of our revenues in fiscal 2007, 2006 and 2005, respectively, resulted from revenues from foreign sales. Revenues attributed to sales in Asia constituted approximately 17%, 16% and 15% of our revenues in fiscal 2007, 2006 and 2005, respectively. Revenues attributed to sales in the Middle East constituted approximately 23%, 14% and 4% of our revenues in fiscal 2007, 2006 and 2005, respectively.

Our international sales operations, including those in Asia and in other foreign countries, are subject to numerous risks. See “Risk Factors” in this annual report on Form 10-K for more information.

Former U.K. Operations

We previously had an additional subsidiary located in the United Kingdom that manufactured vacuum equipment. In March 2005, our Board of Directors approved a plan to discontinue the operations of this subsidiary and such subsidiary’s principal creditor appointed a receiver to liquidate its assets. In May 2005, the assets of this subsidiary were sold. As a result of this divestiture, the operations of our former United Kingdom subsidiary are presented as a discontinued operation in our consolidated financial statements for our year ended March 31, 2005 included in this Annual Report on Form 10-K.

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

We believe that revenue from the sale of our products outside the United States will continue to account for a material portion of our total revenue for the foreseeable future. For fiscal 2007, our sales to geographic regions were as follows: 50% — United States; 23% — Middle East; 17% — Asia; 4% — Canada; 2% — Mexico and South America; and 4% — various other regions. Our international sales operations are subject to numerous risks, including:

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

The occurrence of any one of the above risks could harm our business and results of operations. In addition, we are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars, as we compete for orders against foreign competitors that base their prices on relatively weaker currencies. As such, fluctuations in currency exchange rates, which cause the value of the U.S. dollar to increase, could have an adverse effect on the profitability of our business. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. At March 31, 2007 and 2006, we held no forward foreign currency exchange contracts.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely affected.

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

We are dependent to a large degree on the services of James R. Lines, our president and chief operating officer and J. Ronald Hansen, our vice president of finance and administration and chief financial officer. Our operations may suffer if we were to lose the services of either of our senior executive officers. We maintain key person insurance only on Mr. Lines.

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

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

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

It may be difficult for our Chinese subsidiary to make dividend or other payments to us, which could adversely affect our results of operations.

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

Not applicable.

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

Additionally, we lease a U.S. sales office in Houston and our Asian subsidiary leases a sales and engineering office in Suzhou, China.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

Item 3.	Legal Proceedings

This information required by this Item 3 is set forth in Note 16 to the Consolidated Financial Statements on page 46 of the Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

(Dollar amounts in thousands, except per share data)

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the American Stock Exchange under the symbol “GHM”. As of June 1, 2007, there were 3,892,390 shares of our common stock outstanding that were held by 179 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the American Stock Exchange. The table takes into account the effect of our two-for-one stock split in the nature of a dividend, which became effective October 3, 2005.

	High	Low

Fiscal year 2007
First quarter	$23.00	$17.51
Second quarter	19.35	16.10
Third quarter	17.75	12.55
Fourth quarter	17.00	12.67
Fiscal year 2006
First quarter	$13.75	$8.28
Second quarter	20.71	12.63
Third quarter	24.85	13.20
Fourth quarter	26.00	17.60

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

We did not sell equity securities that were not registered during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

	GRAHAM CORPORATION — SEVEN YEAR SUMMARY OF SELECTED FINANCIAL DATA
	2007	2006	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)

Operations:
Net Sales	$65,822	$55,208	$41,333	$37,508	$44,511	$41,085	$40,664
Gross Profit	16,819	15,959	7,540	5,890	7,297	7,272	8,213
Gross Profit Percentage	26%	29%	18%	16%	16%	18%	20%
Income (Loss) From Continuing Operations	5,761	3,586	296	(832)	148	1,738	122
Dividends	387	367	334	327	254	—	—
Common Stock:
Basic Earnings (Loss) From Continuing Operations Per Share	$1.48	.98	$.09	$(.25)	.04	.53	.04
Diluted Earnings (Loss) From Continuing Operations Per Share	1.46	.96	.09	(.25)	.04	.52	.04
Quarterly Dividend Declared Per Share	.025	.025	.025	.025	.025	—	—
Market Price Range of Common Stock	23.00-12.55	26.00-8.28	8.90-5.35	5.85-3.53	5.50-3.42	7.40-3.63	6.47-3.53
Average Common Shares Outstanding — Diluted	3,940	3,735	3,433	3,293	3,344	3,342	3,226
Financial Data at March 31:
Working Capital	$20,119	16,779	11,204	11,652	12,822	13,812	11,162
Capital Expenditures	1,637	1,048	224	249	799	607	1,025
Depreciation	874	775	768	793	797	773	754
Total Assets	48,878	40,556	33,529	35,740	38,323	43,704	36,608
Long-Term Debt	56	30	44	93	127	150	682
Stockholders’ Equity	30,654	27,107	16,578	18,102	18,836	19,636	17,137

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per share data)

Overview

Our corporate offices and production facilities are located in Batavia, New York. We have two wholly-owned foreign subsidiaries, one located in the United Kingdom and the other in China. Our current fiscal year, which we refer to as fiscal 2007, began on April 1, 2006 and ended on March 31, 2007.

We are a designer, manufacturer and worldwide supplier of ejectors, liquid ring pumps, condensers and heat exchangers. The principal markets for our equipment are the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, pharmaceuticals, heating, ventilating and air conditioning.

Highlights for fiscal 2007 include:

•	Net income and income per diluted share for fiscal 2007, were $5,761 and $1.46, including $0.35 per diluted share in out-of-period research and development tax credits, respectively, compared with net income of $3,586 and income per diluted share of $0.96 for fiscal 2006. Net income for fiscal 2007 was the highest net income achieved in our seventy-one year history. This year’s earnings beat our former record set in 1989 by 37%.

•	Net sales for the year of $65,822 were up 19% compared with fiscal 2006. Fourth quarter sales increased 31% to $20,811 compared with $15,911 for fourth quarter fiscal 2006.

•	Orders placed with us in fiscal 2007 of $86,540 were up 31% compared with the twelve-month period ended March 31, 2006. This represents the greatest dollar value of orders we have ever received in a one year period.

•	Backlog grew significantly to $54,184 on March 31, 2007 representing a 64% increase compared with March 31, 2006. This is a historic high for our backlog.

•	Gross profit and operating margins for fiscal 2007 were 26% and 10.1% compared with 29% and 11.1%, respectively, for the year ended March 31, 2006.

•	Cash and short-term investments at year-end fiscal 2007 were $15,051, which places us in an unprecedented opportunity to increase the longer term value of our Company.

We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include:

•	Global consumption of crude oil is estimated to expand significantly over the next decade.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment.

•	The expansion of the middle class in Asia is driving increasing demand for power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	estimates regarding our liquidity and capital requirements;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

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

Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the contracts we enter into have a planned manufacturing process of less than four weeks and the results reported under this method does not vary materially from the percentage-of-completion method. We recognize revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is required throughout the construction process and we have no further material obligations under the contract after the revenue is recognized. The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.

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

Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax rates. We evaluate available information about future taxable income and other possible sources of realization of deferred income tax assets and record valuation allowances to reduce deferred income tax assets to an amount that represents our best estimates of the amounts of such deferred income tax assets that more likely than not will be realized. At March 31, 2007 and 2006, no valuation allowance was recorded.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2007	2006	2005

Net sales	$65,822	$55,208	$41,333
Net income	$5,761	$3,586	$296
Diluted income per share	$1.46	$0.96	$0.09
Identifiable assets	$48,878	$40,556	$33,529

Fiscal 2007 Compared with Fiscal 2006

Sales for fiscal 2007 were $65,822, a 19% increase, as compared with $55,208 for fiscal 2006. Fifty-two percent of this increase came from greater export sales. The growth in export sales primarily came from the Middle East and Asia and involved both petrochemical and refinery projects. Sales in all product categories (e.g., heat exchangers, ejectors, condensers, vacuum pumps and aftermarket) increased compared with fiscal 2006, but the greatest dollar value increases came from sales of ejectors, heat exchangers and vacuum pumps.

Our heat exchanger products are: Heliflows, plate exchangers, desuperheaters and water heaters. Increased heat exchanger sales accounted for 31% of the increased sales. Heat exchanger sales were led upward by Heliflows and plate exchanger sales. Heat exchanger sales grew due to a broad based strategic effort, which included training, changing the supplier who provided the basic materials used to build plate exchangers, manufacturing efficiencies gained through the implementation of lean procedures, the introduction of software marketing tools and the addition of an expanded agency network. Increased ejector sales accounted for 26% of the increased sales and were due to the increased activity we continue to see from the refinery industry for oil refinery upgrades and capacity expansion projects. Increased vacuum pump sales accounted for 28% of the increased sales and came from domestic refinery applications. The remaining 15% increase in sales, compared with fiscal 2006, came from single digit gains in the other products we sell. We believe the demand for our products, and especially those applicable to the refinery sector, will continue to be strong at least through our fiscal year ending March 31, 2008, which we refer to as fiscal 2008. For additional information, see “Orders and Backlog” below.

Our gross profit percentage (i.e., sales, less costs of sales, divided by sales) for fiscal 2007 was 26% compared with 29% for fiscal 2006. Gross profit percentage decreased primarily due to greater material costs in fiscal 2007. Material costs, expressed as a percent of sales, were 43% and 37% for fiscal years 2007 and 2006, respectively. Gross profit dollars increased 5% compared with fiscal 2006, as a result of greater sales volume. Although we project continued pressure on gross margins because of increasing labor and benefit costs and our longer term strategic decision to expand into new geographic markets, we believe gross profit margin percentages will increase in fiscal 2008 compared with fiscal 2007. We believe such increase will occur because we have been able to be more selective on orders we accept and realized benefits from productivity gains in manufacturing that expanded engineering and manufacturing capacity.

Selling, general and administrative (SG&A) expenses for fiscal 2007 were 16% of sales compared to 18% for fiscal 2006. The decline, expressed as a percentage of sales, was due to greater sales in the current fiscal year. Actual costs increased $520 or 5% compared with fiscal 2006. SG&A expense increased due to the additional costs of our Company in China.

Interest expense was $10 for fiscal 2007 compared with $17 for fiscal 2006. Interest expense decreased due to reduced debt and a reduction in the applicable interest rate under our banking facility on a year over year basis.

Other expense for fiscal 2007 was $100 compared with $371 for fiscal 2006. Other expense for the current year represented a $100 provision made to cover the possible costs of an asbestos litigation suit currently in progress. We estimate the range of the possible expense, including legal costs, to be $25 to $375. Other expense for fiscal 2006 was incurred in conjunction with the settlement of litigation whereby we sued a foreign pump competitor that had adopted the name “Graham.” Pursuant to the settlement agreement, such competitor agreed to discontinue using our name by the fall of 2006 in exchange for certain inventory items with a recorded amount plus packaging costs of $252. We incurred $119 in legal costs pertaining to this settlement.

Other income for fiscal 2007 was $148 compared with $0 for fiscal 2006. Royalty income of $148 was earned under a license agreement we entered into in October 2005 that allows the licensee to use, market and sell specific products we manufacture. Future royalty income earned by us under this agreement will depend upon the sale of licensed products by the licensee.

In fiscal 2007, our effective tax rate was 12% compared with an effective tax rate of 38% for fiscal 2006. The fiscal 2006 rate approximated the statutory rate. The fiscal 2007 effective tax rate reflects the benefit of $1,607 in research and development (“R&D”) credits. The total credit recognized this fiscal 2007 represents qualifying expenditures for the fiscal years 1999 to 2007. Remaining federal loss carryforwards, significantly reduced to eliminate current federal taxes in fiscal 2007 and 2006, are projected to be fully utilized in fiscal 2008. Tax planning strategies leading to R&D credits recognized in the current year will be used to reduce current federal taxes payable in fiscal 2008 and after. Provided the R&D tax credit is extended by Congress beyond the current year and under the current formula, we expect the R&D credit for engineering applications in those years to be in the range of $150 to $250 per annum.

Net income for fiscal 2007 and 2006 was $5,761 and $3,586, respectively. Income per diluted share was $1.46, including $0.35 for non-recurring research and development tax credits, and $0.96 for the respective periods.

Fiscal 2006 Compared with Fiscal 2005

Sales for fiscal 2006 were $55,208, a 34% increase, as compared with $41,333 for fiscal 2005. Sixty-seven percent of the growth in sales came from greater export sales. Fifty-six percent of the increase in export sales came from sales to the Middle East and were mostly for petrochemical projects. Increased sales to Canada, for refinery and “oil-sands” projects (i.e., projects involving a process whereby tar-like sludgy heavy oil is extracted from sand), Asia, for petrochemical projects, and Mexico, for refinery applications, account for the remainder of the growth in export sales. By product, condenser sales for fiscal 2006 increased 84% over fiscal 2005 and ejector sales increased 48%. Increased sales of condenser products were mostly a result of capacity expansion projects in the petrochemical market. Increased ejector sales were primarily a result of oil refinery upgrades and expansion activities. The latter activity was largely due to the growing utilization of lower quality “sour” crude oil (instead of higher quality “sweet” crude oil) as the core raw material for refinery processes, as well as compliance with environmental regulations in numerous countries related to clean fuels and capacity additions. Increases in capacity in the petrochemical sector were being driven by greater worldwide demand for, and consumption of, oil and natural gas by-products.

Gross profit percentage for fiscal 2006 was 29% compared with 18% for fiscal 2005. Gross profit dollars increased $8,419 compared with fiscal 2005. The improvement in gross profit margin in fiscal 2006 was due to greater sales volume and selling price increases.

SG&A expenses were 18% of sales for fiscal 2006, as compared with 19% for fiscal 2005. Actual expenses for fiscal 2006 increased 28% or $2,127 compared with fiscal 2005, primarily as a result of increased travel for sales activities, variable compensation expense, the addition of sales personnel in Europe and China to support long-term sales growth opportunities and consulting costs for employee training and costs related to compliance with the Sarbanes-Oxley Act of 2002.

Interest expense was $17 for fiscal 2006 and $33 for fiscal year 2005. Interest expense decreased due to reduced bank borrowings.

Other expense for fiscal 2006 was $371. This expense was incurred in conjunction with the settlement of litigation whereby we sued a foreign pump competitor that had adopted the name “Graham.” Pursuant to the settlement agreement, the competitor agreed to discontinue using our name by the fall of 2006 in exchange for certain inventory items with a recorded amount plus packaging costs of $252. We incurred $119 in legal costs pertaining to this settlement. Other expense in fiscal 2005 of $1,049 related to transitioning two senior executives. Under the terms of an agreement reached with our former president and chief executive officer, he was retained by us as an independent consultant through November 8, 2008 for an estimated cost, including retainer and certain benefits, of $562. Another senior executive was transitioned in January 2005. The term of the agreement reached with this former executive included salary continuation for twelve months and certain medical benefits for thirty-six months, for an estimated cost of $157. Costs accrued as of March 31, 2005 to recruit and relocate executive replacements for such transitioned senior executives resulted in $251 of expense.

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

The effective income tax rate for fiscal 2006 was 38%, as compared with 18% for fiscal 2005. Fiscal year 2006’s rate approximated the statutory rate. The effective rate for fiscal 2005 was due to an exclusion of income on export sales, permitted under U.S. tax law.

Income from both continuing operations and net income for fiscal 2006 was $3,586 or $0.96 per diluted share. Income from continuing operations for fiscal 2005 was $296, or $0.09 per diluted share. Loss from discontinued operations and loss per diluted share was $3,202 and $0.93, respectively, for fiscal 2005. Net loss and loss per diluted share for fiscal 2005 was $2,906 and $0.85, respectively.

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity:

FY 2007	FY 2006	FY 2005

$30,654	$27,107	$16,578

Fiscal 2007 Compared with Fiscal 2006

Stockholders’ equity increased $3,547 or 13% for fiscal 2007 compared with fiscal 2006. In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This pronouncement required, as of March 31, 2007, that we measure the prepaid assets and liabilities appearing on our balance sheet pertaining to our defined benefit postretirement plans under the projected benefit obligation method and adjust asset and/or liability valuation changes through accumulated other comprehensive loss, which is a component of stockholders’ equity. The net effect of this accounting change was a reduction in stockholders’ equity of $2,373. Offsetting this reduction was net income for fiscal 2007 of $5,761. These two items accounted for 96% of the change in Stockholders’ equity in fiscal 2007 compared with fiscal 2006. As of March 31, 2007, our net book value per share increased to $7.89, up 11.6% from March 31, 2006.

Fiscal 2006 Compared with Fiscal 2005

Net of dividends, stockholders’ equity increased $10,529 or 64% in fiscal 2006 compared with fiscal 2005. Thirty-four percent of this increase was due to net income, 32% was due to the sale of treasury stock, 20% was due to the issuance of common stock for stock options exercised and 16% was due to reversing a minimum pension liability, which resulted from additional funding of our defined benefit pension plan. Dividends returned 3% of this increase to our stockholders. Our net book value per share increased 45% to $7.07 compared with $4.88 at March 31, 2005.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows:

	March 31,
	2007	2006
	(Dollar amounts in thousands)

Working capital	$20,119	$16,779
Working capital ratio(1)	2.2	2.6
Long-term debt	$56	$30
Long-term debt/capitalization(2)	0.2%	0.1%
Long-term liabilities/capitalization(3)	5%	10%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.

As of March 31, 2007, contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter are as follows:

		Payments Due by Period
		Less Than	1 − 3	3 − 5
	Total	1 Year	Years	Years	Thereafter

Short-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	106	44	43	19	—
Operating Leases(1)	98	28	45	25	—
Pension and Postretirement Benefits(2)	2,634	2,634	—	—	—
Accrued Compensation	272	9	—	—	263
Accrued Pension Liability	251	—	251	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet Under GAAP	58	58	—	—	—

Total	$3,419	$2,773	$339	$44	$263

1)	For additional information, see Note 6 to the Consolidated Financial Statements.

2)	Amounts represent anticipated contributions during fiscal 2008 to our defined benefit pension plan and postretirement medical benefit plan, which provides health care benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, the Company terminated postretirement health care benefits for its U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged for fiscal 2008. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated.

Fiscal 2007 Compared with Fiscal 2006

Net cash provided by operating activities for fiscal 2007 was $5,193 compared with $6,533 for fiscal 2006. Cash generated from elements of the income statement in fiscal 2007 (e.g., net income plus depreciation, deferred income tax provision and other non-cash income statement cash flow items) increased $509 compared with fiscal 2006. From March 2005, operating working capital (i.e., current assets less cash, investments and current liabilities) was reduced 40% and 32% at March 2007 and March 2006, respectively, as a result of continuous improvements lowering our cash conversion cycle. Average operating working capital, expressed as a percent of sales, for fiscal 2007 and 2006 was 8.2% and 12.9%, respectively. Reducing operating working capital in fiscal 2007 generated cash flow of $723 compared with $2,696 for fiscal 2006. This comparative decrease resulted in the decrease in cash from operations for the current year. The smaller decrease in operating working capital in fiscal 2007 primarily pertained to accounts receivable balances at March 31, 2007, 2006 and 2005 of $11,859, $5,978 and $10,026, respectively. These wide differences in accounts receivable balances on the year end dates reflected the progress billing stages of contracts at these particular points in time and not the continuous improvement in faster cash collection time, which from March 2005 has been reduced at March 2007 and March 2006 by 42% and 37%, respectively. Customer deposits (e.g., advance payments in excess of customer’s inventory in progress) increased $4,547 at March 31, 2007 compared with March 31, 2006 and $258 for fiscal 2006 compared with fiscal 2005 due to our ability to accelerate progress payment billings. See “Inventories” under Note 1 to Consolidated Financial Statements on page 28 for additional information on contracts in progress at March 31, 2007 compared with March 31, 2006.

We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are U.S. government instruments, generally with maturity periods of 91 to 120 days. Investments at March 31, 2007 of $13,676 compared with investments at March 31, 2006 increased 31%. Investments at March 31, 2006 and 2005 were $10,418 and $1,993, respectively.

Other sources of cash for fiscal 2007 included the issuance of common stock to cover stock options exercised, which raised $413, as compared with $1,424 in fiscal 2006, $25 in proceeds for the sale of capital assets, as compared with $8 for fiscal 2006, and repayments of notes outstanding for purchases of common stock granted under our Long-Term Stock Ownership Plan of $42 compared with $61 for fiscal 2006.

The sale by us of 198,246 shares of common stock was completed in fiscal 2006. The shares of common stock were offered pursuant to a registration statement we filed with the Securities and Exchange Commission that became effective on November 12, 2005 and were sold for $18 per share. These shares were held as treasury shares before the sale and were previously acquired at an average price of $7 per share. This sale netted $3,403.

In fiscal 2007, we contributed $2,500 into our defined benefit pension plan compared with $4,751 for fiscal 2006. Other uses of cash for the twelve months ended March 31, 2007 included dividend payments of $387 and capital expenditures of $1,637 compared to $452 and $1,048, respectively, for fiscal 2006. During fiscal 2007, we borrowed and repaid $3,896 to finance working capital needs, as compared with $3,070 for fiscal 2006. Cash was used to retire short-term debt of $1,872 in fiscal 2006 compared with $0 for the current fiscal year.

Capital expenditures for fiscal 2008 are projected to be $1,500 and to consist largely of continuing plant productivity and information technology enhancements.

On June 14, 2006, we increased our credit facility with Bank of America, N.A. from $13,000 to $20,000. We expanded our credit capacity based on our expectations of future working capital needs to finance business growth, largely resulting from an expected increase in major capital investment projects overseas requiring both standby letters of credit and anticipated greater working capital needs. On September 30, 2006, we amended our credit facility to provide for issuance of bank guarantees for the benefit of our Chinese subsidiary. On March 7, 2007, we amended our credit facility to reduce borrowing costs under our facility by an additional twenty-five basis points to prime minus 125 basis points when the total liabilities to tangible net worth ratio under the agreement is met. Borrowings under our banking facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on March 31, 2007 were $0 and $8,578, respectively. Our borrowing rate as of March 31, 2007 was the bank’s prime rate minus 125 basis points, or 7.0%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Orders for fiscal 2007 were $86,540 compared with $66,225 for fiscal 2006, an increase of 31%. Orders represent communications received from customers requesting us to supply products and services. Although order demand is currently strong for all of our products, the increase in orders for fiscal 2007 over fiscal 2006 primarily resulted from increases in ejector orders. Ejector orders increased $18,601 in fiscal 2007 compared with fiscal 2006 and accounted for 92% of the total order increase. The increased ejector activity is largely due to major capital investment projects in the refinery sector worldwide. Heat Exchanger orders, lead by Heliflows, accounted for 9% of the fiscal 2007 order increase. Other orders for product categories (e.g., condensers, pumps and aftermarket)

were about the same dollar values when compared with fiscal 2006 (in aggregate down 1%). Export orders were up 26%, or $9,500 compared with fiscal 2006. The increase in export orders reflects the strong Asian economies, particularly in the refinery sector, and the strong petrochemical markets in the Middle East.

Backlog was $54,184 at March 31, 2007, compared with $33,083 at March 31, 2006, a 64% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 85% of orders currently in backlog are expected to be converted to sales within twelve months. Approximately 43% of our backlog can be attributed to equipment for refinery project work, 35% to chemical and petrochemical projects, and 22% to other industrial or commercial applications. We believe that the continuing demand from the refinery sector for our products is being driven by the shortages of refinery capacity resulting from increased global usage of oil.

Contingencies and Commitments

We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for amounts below expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of March 31, 2007, we were unaware of any additional pending litigation matters.

In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two-year period. Through March 31, 2007 we have invested $1,064 in our Chinese subsidiary.

New Accounting Pronouncements

Effective April 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Shared-Based Payments. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. We decided to use the Black-Scholes fair value model to value option grants and to adopt the modified prospective method for expense recognition of options granted as of the adoption date of April 1, 2006. The effect of adopting SFAS 123(R) to our consolidated statements of operations and retained earnings for fiscal 2007 was a decrease in net income of $49.

Effective April 1, 2006, we adopted SFAS No. 151, Inventory Costs. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” contained in such statement. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 became effective for inventory costs incurred after April 1, 2006. The adoption of SFAS No. 151 in fiscal 2007 did not have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 in fiscal 2007 resulted in a charge to stockholders’ equity through accumulated other comprehensive income of $2,373, an increase in postretirement liabilities of $3,708 and an increase in deferred tax assets net of deferred tax liabilities of $1,335. We will adopt the measurement provisions of SFAS No. 158 as of March 31, 2009.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which addresses the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on our financial position, results of operations or cash flows for fiscal 2007.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 is effective as of the beginning of our fiscal year 2008, which commenced April 1, 2007. We are currently evaluating the impact FIN No. 48 will have on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective as of the beginning of our fiscal year which commenced April 1, 2007. We are currently evaluating the impact SFAS No. 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings. This Statement is effective as of the beginning of our fiscal year which commenced April 1, 2008. We are currently studying the impact, if any, on our financial position, results of operations or cash flows for our fiscal year ending March 31, 2009.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2007 or March 31, 2006 other than operating leases.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed are:

•	foreign currency exchange rates; and

•	equity price risk (related to our Long-Term Incentive Plan).

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

Foreign Currency

International consolidated sales for fiscal 2007 were 50% of total sales compared with 49% for fiscal 2006. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the fiscal years 2007, 2006 and 2005, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In fiscal years 2007, 2006 and 2005, our purchases in foreign currencies represented 3%, 1% and 4%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in fiscal 2007 or 2006, and as of March 31, 2007 and 2006, we held no forward foreign currency contracts.

Equity Price Risk

Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for our non-employee directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at March 31, 2007 and 2006, and an $18 per share market price, a 50-75% change in the year-end common stock market price would positively or (negatively) impact income before income taxes as follows:

	Year Ended March 31,
	2007	2006
	(Dollar amounts in thousands)

50% increase	$(2)	$—
50% decrease	31	1
75% increase	(2)	—
75% decrease	140	95

Assuming required net income targets are met, certain awards would be provided, and based upon a market price of $18 per share, a 50-75% change in the stock price would positively (negatively) impact income before income taxes in future years ending March 31 as follows:

	2008	2009	2010	2011	2012
	(Dollar amounts in thousands)

50% increase	$(2)	$(2)	$(2)	$(2)	$(2)
50% decrease	7	24	40	52	64
75% increase	(2)	(2)	(2)	(2)	(2)
75% decrease	142	167	192	209	227

Item 8.	Financial Statements and Supplementary Data

(References to years represent years ended March 31, 2007, 2006 and 2005)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
	(Dollar amounts in thousands,
	except per share data)

Net sales	$65,822	$55,208	$41,333
Cost of products sold	49,003	39,249	33,793

Gross profit	16,819	15,959	7,540

Expenses and other income:
Selling, general and administrative	10,338	9,818	7,691
Interest expense	10	17	33
Other expense	100	371	1,049
Other income	(148)	—	(1,592)

Total expenses and other income	10,300	10,206	7,181

Income from continuing operations before income taxes	6,519	5,753	359
Provision for income taxes	758	2,167	63

Income from continuing operations	5,761	3,586	296
Loss from discontinued operations (net of income tax benefit of $1,420 in 2005)	—	—	(3,202)

Net income (loss)	$5,761	$3,586	$(2,906)

Per Share Data
Basic:
Income from continuing operations	$1.48	$.98	$.09
Loss from discontinued operations	—	—	(.95)

Net income (loss)	$1.48	$.98	$(.86)

Diluted:
Income from continuing operations	$1.46	$.96	$.09
Loss from discontinued operations	—	—	(.93)

Net income (loss)	$1.46	$.96	$(.85)

Average common shares outstanding:
Basic	3,893,590	3,653,656	3,363,980
Diluted	3,940,108	3,734,591	3,433,396
Dividends declared per share	$.10	$.10	$.10

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(Dollar amounts in thousands)

Assets
Current assets:
Cash and cash equivalents	$1,375	$570
Investments	13,676	10,418
Trade accounts receivable, net of allowances ($48 and $28 in fiscal 2007 and fiscal 2006, respectively)	11,859	5,978
Unbilled revenue	4,793	4,978
Inventories	4,682	5,115
Deferred income tax asset	1	19
Prepaid expenses and other current assets	353	317

Total current assets	36,739	27,395
Property, plant and equipment, net	8,780	7,954
Deferred income tax asset	2,901	2,107
Prepaid pension asset	445	3,076
Other assets	13	24

Total assets	$48,878	$40,556

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$37	$45
Accounts payable	5,143	4,135
Accrued compensation	3,205	3,310
Accrued expenses and other liabilities	2,048	1,573
Customer deposits	6,100	1,553
Deferred income tax liability	87	—

Total current liabilities	16,620	10,616
Long-term debt	56	30
Accrued compensation	263	276
Other long-term liabilities	58	191
Accrued pension liability	251	232
Accrued postretirement benefits	976	2,104

Total liabilities	18,224	13,449

Stockholders’ equity:
Preferred stock, $1 par value —
Authorized, 500,000 shares
Common stock, $.10 par value —
Authorized, 6,000,000 shares
Issued and outstanding, 3,887,490 and 3,832,390 shares in 2007 and 2006, respectively	389	383
Capital in excess of par value	10,008	9,517
Retained earnings	22,675	17,301
Accumulated other comprehensive loss	(2,367)	(1)
Notes receivable from officers and directors	(51)	(93)

Total stockholders’ equity	30,654	27,107

Total liabilities and stockholders’ equity	$48,878	$40,556

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
	(Dollar amounts in thousands)

Operating activities:
Income from continuing operations	$5,761	$3,586	$296

Adjustments to reconcile income from continuing operations to net cash provided (used) by operating activities of continuing operations:
Non cash other expense (income)	100	247	(846)
Depreciation and amortization	887	793	780
Discount accretion on investments	(458)	(265)	(38)
Stock-based compensation expense	84	—	—
(Gain) loss on disposal or sale of property, plant and equipment	(17)	(6)	4
Deferred income taxes	646	2,150	58
(Increase) decrease in operating assets:
Accounts receivable	(5,882)	4,048	(3,249)
Unbilled revenue	185	(1,358)	(3,620)
Inventories	433	(292)	(193)
Prepaid expenses and other current and non-current assets	(38)	(174)	831
Prepaid pension asset	(1,979)	(3,076)	—
Increase (decrease) in operating liabilities:
Accounts payable	1,007	761	1,266
Accrued compensation, accrued expenses and other current and non-current liabilities	137	825	(242)
Customer deposits	4,547	258	728
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(220)	(964)	(169)

Total adjustments	(568)	2,947	(4,690)

Net cash provided (used) by continuing operations	5,193	6,533	(4,394)
Net cash used by discontinued operations	—	—	(85)

Net cash provided (used) by operating activities	5,193	6,533	(4,479)

Investing activities:
Purchase of property, plant and equipment	(1,637)	(1,048)	(224)
Proceeds from sale of property, plant and equipment	25	8	—
Purchase of investments	(33,300)	(33,160)	(8,462)
Redemption of investments at maturity	30,500	25,000	11,803

Net cash (used) provided by investing activities of continuing operations	(4,412)	(9,200)	3,117
Net cash used by investing activities of discontinued operations	—	—	(75)

Net cash (used) provided by investing activities	(4,412)	(9,200)	3,042

Financing activities:
(Decrease) increase in short-term debt, net	—	(1,872)	1,872
Proceeds from issuance of long-term debt	3,896	3,070	—
Principal repayments on long-term debt	(3,948)	(3,120)	(45)
Issuance of common stock	413	1,424	390
Collection of notes receivable from officers and directors	42	61	46
Dividends paid	(387)	(452)	(333)
Sale of treasury stock	—	3,403	—

Net cash provided by financing activities of continuing operations	16	2,514	1,930
Net cash used by financing activities of discontinued operations	—	—	(233)

Net cash provided by financing activities	16	2,514	1,697

Effect of exchange rates on cash	8	(1)	(3)

Net increase (decrease) in cash and cash equivalents	805	(154)	257
Cash and cash equivalents at beginning of year	570	724	467

Cash and cash equivalents at end of year	$1,375	$570	$724

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated		Notes
	Common Stock		Capital in		Other		Receivable
		Par	Excess of	Retained	Comprehensive	Treasury	from Officers	Stockholders’
	Shares	Value	Par Value	Earnings	Loss	Stock	and Directors	Equity
	(Dollar amounts in thousands)

Balance at April 1, 2004	1,757,450	$176	$5,097	$17,322	$(2,908)	$(1,385)	$(200)	$18,102
Net loss				(2,906)				(2,906)
Foreign currency translation adjustment					92			92
Reclassification adjustment for losses included in net income					1,360			1,360
Minimum pension liability adjustment, net of income tax of $130					(242)			(242)

Total comprehensive loss								(1,696)
Issuance of shares	39,290	4	386					390
Stock option tax benefit			70					70
Dividends				(334)				(334)
Collection of notes receivable from officers and directors							46	46

Balance at March 31, 2005	1,796,740	180	5,553	14,082	(1,698)	(1,385)	(154)	16,578
Net income				3,586				3,586
Foreign currency translation adjustment					(1)			(1)
Minimum pension liability adjustment, net of income tax of $915					1,698			1,698

Total comprehensive income								5,283
Issuance of shares	136,645	13	1,411					1,424
Stock option tax benefit			725					725
Dividends				(367)				(367)
Two-for-one stock split	1,899,005	190	(190)					—
Sale of treasury stock			2,018			1,385		3,403
Collection of notes receivable from officers and directors							61	61

Balance at March 31, 2006	3,832,390	$383	$9,517	$17,301	$(1)	$—	$(93)	$27,107
Net income				5,761				5,761
Foreign currency translation adjustment					7			7

Total comprehensive income								5,768
Adjustment to initially apply SFAS No. 158 for pension and other postretirement benefits, net of income tax of $1,335					(2,373)			(2,373)
Issuance of shares	55,100	6	407					413
Dividends				(387)				(387)
Recognition of equity-based compensation expense			84					84
Collection of notes receivable from officers and directors							42	42

Balance at March 31, 2007	3,887,490	$389	$10,008	$22,675	$(2,367)	$—	$(51)	$30,654

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for years ended March 31, 2007, 2006 and 2005,
which are referred to as fiscal 2007, fiscal 2006 and fiscal 2005, respectively:

(Dollar amounts in thousands, except per share data)

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

Revenue recognition

Percentage-of-Completion Method

The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The Company has established the systems and procedures essential to developing the estimates required to account for contracts using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known. During fiscal 2007, losses of $404 were recognized on contracts in process. No loss provisions were recorded in fiscal 2006 and fiscal 2005. Revenues recognized on contracts accounted for utilizing percentage-of-completion are presented in net sales in the Consolidated Statement of Operations and unbilled revenue in the Consolidated Balance Sheets to the extent that the revenue recognized exceeds the amounts billed to customers. See “Inventories” below.

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

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2007 are scheduled to mature between April 5 and July 5, 2007.

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

A summary of costs and estimated earnings on contracts in progress accounted for under the percentage of completion method at March 31, 2007 and 2006 is as follows:

	2007	2006

Costs incurred since inception on contracts in progress	$11,135	$8,593
Estimated earnings since inception on contracts in progress	3,859	3,473

	14,994	12,066
Less billings to date	20,353	8,864

Net (over) under billings	$(5,359)	$3,202

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2007 and 2006:

	2007	2006

Unbilled revenue	$4,793	$4,978
Progress payments reducing inventory (Note 3)	(4,052)	(223)
Customer deposits	(6,100)	(1,553)

Net (over) under billings	$(5,359)	$3,202

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight line method. Estimated useful lives range from approximately five to eight years for office equipment, eight to twenty-five years for manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. The Company assesses all of its long-lived assets for impairment when impairment indicators are identified. When the carrying value of an asset exceeds its undiscounted cash flows, the Company recognizes an impairment loss if the asset’s fair value is less than its carrying value. The impairment is then calculated as the difference between the carrying value and the fair value of the asset. No such impairment losses were recorded in fiscal 2007, fiscal 2006 or fiscal 2005.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,580, $3,136 and $2,749 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Income taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and records a valuation allowance to reduce deferred income tax assets to an amount that represents the Company’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. No valuation allowance was required at March 31, 2007 and 2006.

Stock split

On July 28, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split was effected as a stock dividend, and the stockholders received one additional share of common stock for every share of common stock held on the record date of September 1, 2005. The new shares of common stock were distributed on October 3, 2005. The par value of the Company’s common stock of $.10 remains unchanged. All share and per share amounts in periods prior to the stock split were adjusted to reflect the two-for-one stock split. The Statement of Stockholders’ Equity in fiscal 2006 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares issued to effect the stock split.

Stock-based compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations over the period expected to vest. This change did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows in fiscal 2007. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards granted after April 1, 2006. The modified prospective transition method, which requires that prior periods not be restated

and that compensation cost be recognized in the financial statements for all awards granted after the date of adoption, as well as for existing awards that were not fully vested as of the date of adoption, has been used by the Company for all equity awards granted after April 1, 2006. All of the Company’s equity awards existing at April 1, 2006 were fully vested. SFAS No. 123(R) required that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. SFAS No. 123(R) also required an entity to calculate the pool of excess benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (the “APIC Pool”). In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 provided an elective alternative simplified method for calculating the APIC Pool. The Company has elected to use the alternative simplified method to calculate its APIC Pool. SFAS No. 123(R) also amended SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

The Company previously accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company continued to measure compensation for its equity compensation plans using the intrinsic value based method of accounting, prescribed by Accounting Principles Board (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees.

Prior to fiscal 2007, no compensation cost was recognized under stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under those plans in accordance with the fair value methodology prescribed under SFAS No. 123, the Company’s net income and net income per share would have been the pro forma amounts indicated below:

	Year Ended March 31,
	2006	2005

Net income (loss)
As reported	$3,586	$(2,906)
Stock-based employee compensation cost, net of related tax benefits	(224)	(118)

Pro forma net income (loss)	$3,362	$(3,024)

Basic income (loss) per share
As reported	$.98	$(.86)
Pro forma	$.92	$(.90)
Diluted income (loss) per share
As reported	$.96	$(.85)
Pro forma	$.90	$(.88)

The weighted average fair value of options granted during fiscal 2007, fiscal 2006 and fiscal 2005 was $6.93, $6.16 and $2.34, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Expected life	5 years	5 years	5 years
Volatility	48.44%	46.86%	42.84%
Risk-free interest rate	5.03%	4.46%	3.53%
Dividend yield	.58%	.63%	1.65%

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

Income per share data

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Common shares outstanding include share equivalent units which are contingently issuable shares. Diluted income per share is calculated by dividing net income by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted income per share from continuing operations is presented below:

	Year Ended March 31,
	2007	2006	2005

Basic income per share:
Numerator:
Income from continuing operations	$5,761	$3,586	$296

Denominator:
Weighted common shares outstanding	3,864,653	3,627,283	3,333,874
Share equivalent units (“SEUs”) outstanding	28,937	26,373	30,106

Weighted average shares and SEUs outstanding	3,893,590	3,653,656	3,363,980

Basic income per share from continuing operations	$1.48	$.98	$.09

Diluted income per share:
Numerator:
Income from continuing operations	$5,761	$3,586	$296

Denominator:
Weighted average shares and SEUs outstanding	3,893,590	3,653,656	3,363,980
Stock options outstanding	46,400	79,412	69,166
Contingently issuable SEUs	118	1,523	250

Weighted average common and potential common shares outstanding	3,940,108	3,734,591	3,433,396

Diluted income per share from continuing operations	$1.46	$.96	$.09

There were 45,000 and 36,600 options to purchase shares of common stock at various exercise prices in fiscal 2007 and fiscal 2005, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive. All options to purchase shares of common stock were included in the fiscal 2006 calculation.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid from continuing operations was $10 in fiscal 2007, $23 in fiscal 2006, and $26 in fiscal 2005. In addition, income taxes paid (refunded) from continuing operations were $160 in fiscal 2007, $85 in fiscal 2006, and $(884) in fiscal 2005.

Non cash activities during fiscal 2007 included the adjustment of $2,373, net of income tax, to recognize in the Company’s consolidated financial statements the overfunded and underfunded status of the Company’s defined benefit pension and postretirement plans as required by SFAS No. 158. (See “Accounting and Reporting Changes” below). In fiscal 2006 and fiscal 2005, non cash activities included the recognition of minimum pension liability adjustments, net of income tax, of $1,698 and $242, respectively. In fiscal 2005, the U.S. investment in the Company’s U.K. operations and the intercompany receivable totaling $3,994 were written off as a result of the liquidation of such subsidiary. Dividends of $84 were recorded in fiscal 2005, but not paid until fiscal 2006.

In fiscal 2007 and fiscal 2006, capital expenditures totaling $71 and $46, respectively, were financed through the issuance of capital leases.

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss items, which are accumulated as a separate component of stockholders’ equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment, a minimum pension liability adjustment and a reclassification adjustment in fiscal 2005 for losses included in net income. The reclassification adjustment is related to the reversal of the accumulated foreign currency translation adjustment for the investment in the U.K subsidiary.

Accounting and Reporting Changes

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 is effective as of the beginning of the Company’s fiscal year ending March 31, 2008. The Company is currently evaluating the impact FIN No. 48 will have on its financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the Company’s fiscal year ending March 31, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132R. SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the funded status of a plan be measured as of the date of its year-end statement of financial position. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of March 31, 2007 and will adopt the measurement provisions of SFAS No. 158 as of March 31, 2009. The following table presents the impact of initially applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of March 31, 2007:

	Before Application		After Application of
Balance Sheet Caption	of SFAS No. 158	Adjustments	SFAS No. 158

Prepaid pension asset	$5,056	$(4,611)	$445
Long-term deferred income tax asset	$1,567	$1,335	$2,902
Accrued postretirement benefits	$(1,879)	$903	$(976)
Accumulated other comprehensive loss (income)	$(6)	$2,373	$2,367

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which addresses the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value in order to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of the Company’s fiscal year ending March 31,

2008. The Company is currently evaluating the impact SFAS No. 159 will have on its financial position, results of operations and cash flows.

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

Net sales and the pretax loss for GPPL were $6,096 and $470, respectively, for the operating period in fiscal 2005.

The fiscal 2005 loss from discontinued operations included a loss from disposal of $2,637, which was net of related income tax benefits of $1,515. The loss reflected the fact that the Company would not receive any proceeds from the disposal of the U.K. operation.

Note 3 —	Inventories:

Major classifications of inventories are as follows:

	March 31,
	2007	2006

Raw materials and supplies	$1,427	$1,474
Work in process	6,847	3,087
Finished products	460	777

	8,734	5,338
Less — progress payments	4,052	223

	$4,682	$5,115

Note 4 —	Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2007	2006

Land	$210	$210
Buildings and improvements	10,560	10,307
Machinery and equipment	15,458	15,121
Construction in progress	852	28

	27,080	25,666
Less — accumulated depreciation and amortization	18,300	17,712

	$8,780	$7,954

Depreciation expense from continuing operations in fiscal 2007, fiscal 2006, and fiscal 2005 was $874, $775, and $768, respectively.

Note 5 —	Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year Ended March 31,
	2007	2006

Balance at beginning of year	$330	$255
Expense for product warranties	199	301
Product warranty claims paid	(172)	(226)

Balance at end of year	$357	$330

Note 6 —	Leases:

The Company leases equipment and office space under various operating leases. Lease expense for continuing operations applicable to operating leases was $79, $50 and $53 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized.

	March 31,
	2007	2006

Machinery and equipment	$171	$196
Less accumulated amortization	80	125

	$91	$71

Amortization of machinery and equipment under capital lease for continuing operations amounted to $27, $42 and $43 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively, and is included in depreciation expense.

As of March 31, 2007, future minimum payments required under non-cancelable leases are:

	Operating	Capital
	Leases	Leases

2008	28	44
2009	22	24
2010	23	19
2011	25	19

Total minimum lease payments	$98	$106

Less — amount representing interest		13

Present value of net minimum lease payments		$93

Note 7 —	Debt:

Short-Term Debt Due to Banks

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2007 and 2006.

The Company’s revolving credit facility agreement provides a line of credit of up to $20,000 including letters of credit and bank guarantees through October 31, 2008 (Note 8). The facility allows for the issuance of letters of credit up to $12,000 and bank guarantees for the Chinese subsidiary up to 3,863,988 RMB ($500 at the March 31, 2007 exchange rate). The agreement allows the Company to borrow at the bank’s prime rate minus a variable percentage based upon certain financial ratios. The Company was able to borrow at a rate of prime minus 125 basis points at March 31, 2007 and prime minus 100 basis points at March 31, 2006. The bank’s prime rate was 8.25% and 7.75% at March 31, 2007 and 2006, respectively.

The agreement allows the Company at any time to convert balances outstanding not less than $2,000 and up to $9,000 into a two-year term loan. Under this conversion feature, which is available through October 2008, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. Availability under the line of credit was $11,422 at March 31, 2007.

The Company is required to pay commitment fees of 25 basis points on the unused portion of the domestic revolving credit facility. The loan agreement contains provisions pertaining to the maintenance of minimum working capital balances, tangible net worth and financial ratios as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The dividend provision limits the payment of dividends to stockholders to $600 per year. Assets with a book value of $39,743 have been pledged to secure certain of our borrowings.

There were no short-term borrowings by the Company during fiscal 2007. The weighted average interest rate on short-term borrowings in fiscal 2006 and fiscal 2005 was 5.4% and 4.3%, respectively.

Long-Term Debt

The Company and its subsidiaries had long-term borrowings outstanding as follows:

	March 31,
	2007	2006

Capital lease obligations (Note 6)	$93	$75
Less: current amounts	37	45

Total	$56	$30

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2007.

Note 8 —	Financial Instruments and Derivative Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2007 and 2006, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2007 and 2006, the Company was contingently liable on outstanding standby letters of credit aggregating $8,578 and $4,688, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2007 and 2006, there were no foreign exchange forward contracts held by the Company.

Note 9 —	Income Taxes:

An analysis of the components of income from continuing operations before income taxes is presented below:

	Year Ended March 31,
	2007	2006	2005

United States	$6,476	$5,739	$359
United Kingdom	9	14	—
China	34	—	—

	$6,519	$5,753	$359

The provision for income taxes related to income from continuing operations consists of:

	Year Ended March 31,
	2007	2006	2005

Current:
Federal	$80	$—	$—
State	29	14	5
Foreign	3	3	—

	112	17	5

Deferred:
Federal	438	1,878	36
State	201	272	22
Foreign	7	—	—

	646	2,150	58

Total provision for income taxes	$758	$2,167	$63

The reconciliation of the provision from continuing operations calculated using the United States federal tax rate with the provision for income taxes from continuing operations presented in the financial statements is as follows:

	Year Ended March 31,
	2007	2006	2005

Provision for income taxes at federal rate	$2,216	$1,956	$122
State taxes	221	281	25
Charges not deductible for income tax purposes	21	32	43
Recognition of tax benefit generated by extraterritorial income exclusion	(88)	(100)	(94)
Tax credits	(1,607)	—	(20)
Other	(5)	(2)	(13)

Provision for income taxes	$758	$2,167	$63

During fiscal 2007, the Company recognized a $1,607 tax benefit for research and development tax credits. The total credit recorded related to qualifying expenditures for fiscal years 1999 to 2007.

The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax asset follows:

	March 31,
	2007	2006

Depreciation	$(918)	$(885)
Accrued compensation	187	354
Prepaid pension asset	(421)	(1,309)
Accrued pension liability	98	91
Accrued postretirement benefits	460	875
Compensated absences	533	522
Inventories	(1,112)	(1,072)
Warranty liability	139	129
Accrued expenses	322	206
Federal and state loss carryforwards	1,605	2,970
Federal tax credits	1,808	121
New York State investment tax credit	140	133
Other	(26)	(9)

	2,815	2,126
Less: Valuation allowance	—	—

Total	$2,815	$2,126

The net deferred income tax asset is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2007	2006

Current deferred income tax asset	$1	$19
Long-term deferred income tax asset	2,901	2,107
Current deferred income tax liability	(87)	—

	$2,815	$2,126

Deferred income taxes include the impact of federal alternative minimum tax credits of $155, which may be carried forward indefinitely, research and development credits of $1,653, which expire from 2019 to 2027, federal and state operating loss carryforwards of $4,306 and $8,058, respectively, which expire from 2024 to 2026, and investment tax credits of $140, which expire from 2010 to 2022.

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

The components of pension cost are:

	Year Ended March 31,
	2007	2006	2005

Service cost-benefits earned during the period	$472	$450	$472
Interest cost on projected benefit obligation	1,056	988	975
Expected return on assets	(1,360)	(921)	(905)
Amortization of:
Transition asset	—	—	(15)
Unrecognized prior service cost	4	4	4
Actuarial loss	349	297	304

Net pension cost	$521	$818	$835

The weighted average actuarial assumptions used to determine net pension cost are:

Discount rate	5.75%	5.93%	6%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Long-term rate of return on plan assets	8.5%	8.5%	9%

The expected long-term rate of return is based on the plan’s asset allocation using forward-looking assumptions in the context of historical returns, correlations and market volatilities.

The contribution to the plan for the year ending March 31, 2008 is estimated to be $2,500.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year Ended March 31,
	2007	2006

Change in the benefit obligation
Projected benefit obligation at beginning of year	$18,863	$17,607
Service cost	393	382
Interest cost	1,056	988
Actuarial (gain) loss	(624)	364
Benefit payments	(624)	(478)

Projected benefit obligation at end of year	$19,064	$18,863

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2007	2006

Discount rate	5.91%	5.75%
Rate of increase in compensation levels	3.5%	3.5%

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$15,515	$10,535
Actual return on plan assets	2,118	707
Employer contributions	2,500	4,751
Benefit and administrative expense payments	(624)	(478)

Fair value of plan assets at end of year	$19,509	$15,515

Funded status
Funded status at end of year	$445	$(3,348)
Unrecognized prior service cost	—	38
Unrecognized actuarial loss	—	6,386

Net asset recognized	$445	$3,076

Due to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of March 31, 2007, the funded status of the plan is equal to the net asset recognized in the March 31, 2007 Consolidated Balance Sheet. (See Accounting and Reporting Changes in Note 1 for a summary of the amounts recorded).

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. In order to measure the funded status for financial accounting purposes prior to the adoption of SFAS No. 158, the accumulated benefit obligation was compared to the market value of plan assets and amounts recognized for such benefits in the Consolidated Balance Sheet. The accumulated benefit obligation as of March 31, 2007 and 2006 was $15,600 and $15,515, respectively. At March 31, 2007 and 2006, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, at March 31, 2007 consist of:

Net actuarial losses	$2,929
Prior service cost	22

$2,951

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2008 are $223 and $4, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2008	$556
2009	560
2010	701
2011	774
2012	805
2013-2017	4,852

Total	$8,248

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target	December 31,
	Allocation	2006	2005

Asset Category
Equity securities	50-70%	66%	66%
Debt securities	20-50%	34%	34%
Other, including cash	0-10%	—	—

		100%	100%

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

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2007, fiscal 2006 and fiscal 2005 was $42, $28 and $7, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2007, fiscal 2006, and fiscal 2005 related to this plan was $19, $30 and $29, respectively. At March 31, 2007 and 2006, the related liability was $251 and $232, respectively, and is included in the caption “Accrued Pension Liability” in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan covering substantially all employees. Company contributions to the plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions were $228 in fiscal 2007, $220 in fiscal 2006, and $0 in fiscal 2005.

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

On February 4, 2003, the Company terminated postretirement health care benefits for its U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged.

The components of postretirement benefit cost (income) are:

	Year ended March 31,
	2007	2006	2005

Interest cost on accumulated benefit obligation	$63	$70	$72
Amortization of prior service benefit	(166)	(166)	(166)
Amortization of actuarial loss	25	15	13

Net postretirement benefit income	$(78)	$(81)	$(81)

The weighted average discount rate used to develop the net postretirement benefit cost were 5.65%, 5.93% and 6% in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year Ended March 31,
	2007	2006

Change in the benefit obligation
Projected benefit obligation at beginning of year	$1,175	$1,203
Interest cost	63	70
Participant contributions	14	23
Actuarial loss	24	42
Benefit payments	(166)	(163)

Projected benefit obligation at end of year	$1,110	$1,175

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2007	2006

Discount rate	5.65%	5.65%
Medical care cost trend rate	8.5%	6.5%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2014 and subsequent years. This was accomplished using 1/2% decrements for the years 2008 through 2014.

	Year Ended March 31,
	2007	2006

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	152	140
Participants’ contributions	14	23
Benefit payments	(166)	(163)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(1,110)	$(1,175)
Unrecognized prior service benefit	—	(1,475)
Unrecognized actuarial loss	—	407

Net liability recognized	$(1,110)	$(2,243)

The current portion of the accrued postretirement benefit obligation of $134 and $139, at March 31, 2007 and 2006, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Due to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of March 31, 2007, the funded status of the plan is equal to the net liability recognized in the March 31, 2007 Consolidated Balance Sheet. (See “Accounting and Reporting Changes” in Note 1 for a summary of amounts recorded).

Amounts recognized in accumulated other comprehensive loss (income), net of income tax, at March 31, 2007 consist of:

Net actuarial loss	$260
Prior service cost	(838)

$(578)

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2008 are $24 and $(166), respectively.

The following benefit payments are expected to be paid:

2008	$134
2009	124
2010	120
2011	107
2012	100
2013-2017	492

Total	$1,077

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the United States. In 1990, the Company borrowed $2,000 under loan and pledge agreements. The proceeds of the loans were used to purchase shares of the Company’s common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock, which it owns. At March 31, 2000, the loan had been repaid and all shares were allocated to participants. There were 151,446 and 158,549 shares in the ESOP at March 31, 2007 and 2006, respectively. There were no Company contributions to the ESOP in fiscal 2007, fiscal 2006 or fiscal 2005. Dividends paid on allocated shares accumulate for the benefit of the employees.

Note 11 —	Stock Compensation Plans:

The 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 550,000 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors, however, no more than 100,000 shares of common stock may be used for awards other than stock options. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

The 1995 Graham Corporation Incentive Plan to Increase Shareholder Value provided for the issuance of up to 384,000 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options were granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. Options can no longer be granted under this Plan.

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which required the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations. All of the Company’s equity awards existing at April 1, 2006 were fully vested. During fiscal 2007, incentives were awarded in the form of stock options with a term of ten years from the date of grant. The stock option awards vest ratably over a four-year period. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

During fiscal 2007, the Company recognized $84 of stock-based compensation cost and $35 of related tax benefits reducing net income by $49 and both basic and diluted earnings per share by $.01. Prior to fiscal 2007, no compensation cost was recognized under stock option plans.

The Company received cash proceeds from the exercise of stock options of $413, $1,424 and $390 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

The following table summarizes information about the Company’s stock option awards during fiscal 2007, fiscal 2006 and fiscal 2005:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value

Outstanding at April 1, 2004	423,390	$6.09
Granted	78,000	$6.37
Exercised	(78,580)	$4.97
Cancelled	(40,800)	$7.75

Outstanding at March 31, 2005	382,010	$6.20
Granted	56,000	$13.90
Exercised	(238,910)	$5.96

Outstanding at March 31, 2006	199,100	$8.65
Granted	59,000	$19.80
Exercised	(55,100)	$7.49
Forfeited	(14,000)	$19.94

Outstanding at March 31, 2007	189,000	$11.63	6.41 years	$1,059

Vested or expected to vest at March 31, 2007	186,603	$11.53	6.38 years	$1,059

Exercisable at March 31, 2007	144,000	$9.10	5.55 years	$1,059

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding		Weighted Average
	at March 31,	Weighted Average	Remaining
Exercise Price	2007	Exercise Price	Contractual Life

$ 3.75- 4.57	26,500	$4.19	4.74 years
5.50- 6.25	41,000	5.96	5.08
8.06-13.90	76,500	12.48	6.08
17.10-19.94	45,000	19.75	9.18

$ 3.75-19.94	189,000	$11.63	6.41

The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of March 31, 2007. The Company’s closing stock price was $16.45 as of March 31, 2007. The total intrinsic value of the stock options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $534, $2,140 and $205, respectively. As of March 31, 2007, there was $325 of total unrecognized stock-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted average period of 3.18 years.

The outstanding options expire between August 2007 and July 2016. Options, stock awards and performance awards available for future grants were 298,300 at March 31, 2007.

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $8 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $0 in fiscal 2007, $60 in fiscal 2006 and $0 in fiscal 2005. At March 31, 2007 and 2006, there were 29,773 and 26,421 share equivalent units in the Plan and the related liability recorded was $272 and $276 at March 31, 2007 and 2006, respectively. The (income) expense to mark to market the share equivalent units was $(7), $0 and $74 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Note 12 —	Shareholder Rights Plan:

On July 27, 2000 the Company adopted a Shareholder Rights Plan. Under the Plan, as of September 11, 2000, one share Purchase Right (“Right”) was attached to each outstanding share of common stock. When and if the Rights become exercisable, each Right would entitle the holder of a share of common stock to purchase from the Company one one-hundredth (1/100) interest in a share of Series A Junior Participating preferred stock, at a price of $45.00 per one one-hundredth (1/100) interest in a share of preferred stock, subject to adjustment. The Rights become exercisable upon certain events: (i) if a person or group of affiliated persons acquires 15% or more of the Company’s outstanding common stock; or (ii) if a person or group commences a tender offer for 15% or more of the Company’s outstanding common stock.

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

The Company is party to a one year renewable license agreement, which has been renewed for one year through October 31, 2007, pursuant to which it licenses to a third party the right to use, market and sell specific licensed products manufactured by the Company. The agreement contains a provision for royalties payable to the Company based upon sales of the licensed products by the licensee. In June 2006, the Company earned royalties of $148 in conjunction with this agreement. Future royalty income earned will depend upon the sale of licensed products by the licensee.

In February 2007, the Company recorded a $100 provision for the estimated costs in connection with a lawsuit filed against the Company alleging personal injury from exposure to asbestos contained in products made by the Company. The Company has been engaged in discussions with the plaintiff in an effort to settle the suit. The range of the possible cost related to this suit is estimated to be $25 to $375.

In April 2006, the Company entered into a settlement agreement with a foreign competitor that had been using the “Graham” name. In accordance with the agreement, the competitor agreed to discontinue using the “Graham” name in exchange for certain inventory with a carrying value of $247. An expense of $371 was recorded for the carrying value of the inventory, packaging costs of $5 and related legal costs of $119. This expense is included in the caption “Other Expense” in the 2006 Consolidated Statement of Operations. The related liability was included in the caption “Accrued Expenses and Other Liabilities” in the Consolidated Balance Sheet at March 31, 2006.

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

A reconciliation of the changes in the restructuring reserve, which is included in the caption “Accrued Expenses and Other Liabilities” in the Consolidated Balance Sheets is as follows:

	2007	2006

Balance at beginning of year	$26	$142
Expense for restructuring	—	19
Amounts paid for restructuring	$(12)	(135)

Balance at end of year	$14	$26

The liability at March 31, 2007 will be paid in fiscal 2008.

In November 2004, the Company entered into an Agreement and General Release in connection with the retirement of its former President and Chief Executive Officer. In accordance with the agreement, the Company agreed to retain the former officer as an independent consultant for the period January 1, 2005 to November 8, 2008 and to provide him with certain medical, dental and insurance benefits during the consulting period. The agreement also contains a non-compete provision. The agreement, which does not require performance for payment, was accounted for as an individual deferred compensation arrangement, and, therefore, an expense of $648 was recognized and included in the caption “Other Expense” in the 2005 Consolidated Statement of Operations. The current and long-term portions of the related liability at March 31, 2007 were $100 and $59, respectively, and $162 and $160 at March 31, 2006, respectively, and are included in the captions “Accrued Expenses and Other Liabilities” and “Other Long-Term Liabilities” in the Consolidated Balance Sheets at March 31, 2007 and 2006.

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

In March 2005, the Company made available for sale its U.K. operations, which resulted in the appointment of a receiver by its bank, and subsequently, the liquidation of the operation. See Note 2 to the Consolidated Financial Statements. This former operating segment has been presented as a discontinued operation in the Consolidated Financial Statements. As a result of this disposition, the Company has only one remaining operating segment. The Company’s chief operating decision maker is the president and chief operating officer. The United States operation designs and manufactures heat transfer and vacuum equipment. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems for use in several industrial markets. The Company also services and sells spare parts for its equipment.

Net sales by product line from continuing operations for the following fiscal years are:

	2007	2006	2005

Heat transfer equipment	$28,275	$24,242	$15,927
Vacuum equipment	26,676	21,011	18,104
All other	10,871	9,955	7,302

Net sales	$65,822	$55,208	$41,333

The breakdown of net sales from continuing operations by geographic area for the following fiscal years is:

	2007	2006	2005

Net Sales:
Africa	$84	$30	$403
Asia	11,157	8,854	6,154
Australia & New Zealand	1,652	295	731
Canada	2,764	5,201	3,756
Mexico	583	2,578	1,007
Middle East	15,253	7,893	1,783
South America	583	1,965	1,874
United States	33,006	27,881	24,995
Western Europe	566	375	594
Other	174	136	36

Net sales	$65,822	$55,208	$41,333

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales to the Middle East were to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In fiscal 2007 and fiscal 2006, total sales to one customer amounted to 12% and 11%, respectively, of total net sales for the year. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2005.

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

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At March 31, 2007, management was unaware of any additional litigation matters.

In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two year period. As of March 31, 2007, the Company had invested $1,064 in the Chinese subsidiary.

Note 17 —	Sale of Treasury Stock:

On November 23, 2005, the Company completed the sale of 198,246 shares of its common stock previously held as treasury shares. The shares were sold at $18.00 per share in privately negotiated transactions. As a result of the sale, treasury stock was reduced by $1,385 and capital in excess of par value was increased by $2,018.

Note 18 —	Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2007 and fiscal 2006 is presented below:

	First	Second	Third	Fourth		Total
2007	Quarter	Quarter	Quarter	Quarter		Year

Net sales	$14,608	$15,903	$14,500	$20,811		$65,822
Gross profit	4,118	3,224	3,390	6,087		16,819
Provision (benefit) for income taxes	705	267	322	(536)		758
Net income	1,116	563	666	3,416	(1)	5,761
Per share:
Net income:
Basic	.29	.14	.17	.87		1.48
Diluted	.28	.14	.17	.86		1.46
Market price range of common stock	17.51-23	16.10-19.35	12.55-17.75	12.67-17		12.55-23

	First	Second	Third	Fourth	Total
2006	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$11,749	$14,044	$13,504	$15,911	$55,208
Gross profit	3,338	4,629	3,595	4,397	15,959
Provision for income taxes	377	728	301	761	2,167
Net income	703	1,350	560	973	3,586
Per share:
Net income:
Basic	.20	.38	.15	.25	.98
Diluted	.20	.37	.15	.25	.96
Market price range of common stock	13.75-8.28	20.71-12.63	24.85-13.20	26-17.60	26-8.28

(1)	In the fourth quarter of fiscal 2007, the Company recognized a tax benefit of $1,607 for research and development tax credits related to qualifying expenditures for fiscal years 1999 to 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, during the year ended March 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Deloitte & Touche LLP
Rochester, New York
June 5, 2007

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

Item 9A (T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item is incorporated herein by reference to the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance — Board Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2007 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2007.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, controller and others performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.graham-mfg.com under the heading “Corporate Governance”. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the statements under the headings “Compensation of Named Executive Officers and Directors” contained in our proxy statement for our 2007 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference to the statements under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for our 2007 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2007

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	189,000	$11.63	298,300
Equity compensation plans not approved by security holders	—	—	—

Total	189,000	$11.63	298,300

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the statements under the heading “Certain Relationships and Related Transactions” and “Corporate Governance — Board Meetings and Committees of the Board” contained in our proxy statement for our 2007 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the statements under the heading “Ratification of Independent Registered Public Accounting Firm” contained in our proxy statement for our 2007 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2007.

Item 15.	Exhibits and Financial Statement Schedules

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
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and for each of the three years in the period ended March 31, 2007, and have issued our report thereon dated June 5, 2007; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
June 5, 2007

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period

Year ended March 31, 2007
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$28	$23	$—		$(3)	$48
Reserves included in the balance sheet caption Accrued expenses
Product warranty liability	330	199	—		(172)	357
Restructuring reserve	26	—	—		12	14
Year ended March 31, 2006
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$28	$5	$—		$(5)	$28
Reserves included in the balance sheet caption Accrued expenses
Product warranty liability	255	301	—		(226)	330
Restructuring reserve	142	19	—		(135)	26
Year ended March 31, 2005
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$75	$16	$(32	)(a)	$(31)	$28
Reserves included in the balance sheet caption Accrued expenses
Product warranty liability	242	124	—		(111)	255
Restructuring reserve	153	401	—		(412)	142

Note:

(a)	Represents a bad debt recovery and a reduction due to the liquidation of Graham Vacuum and Heat Transfer Limited.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
			Not applicable.
(3)	Articles of Incorporation and By-Laws
	3.1		Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (SEC File No. 333-128646) filed on September 28, 2005.
	3.2		By-laws, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(4)	Instruments defining the rights of security holders, including indentures
	4.1		Stockholder Rights Plan is incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-A (SEC File No. 000-18703) filed September 15, 2000.
(9)	Voting trust agreement
			Not applicable.
(10)	Material Contracts
	#10	.1	1995 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders.
	#10	.2	Employment Agreement between the Company and J. Ronald Hansen dated May 13, 1993 is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998.
	#10	.3	Graham Corporation Senior Executive Severance Agreement between the Company and J. Ronald Hansen dated July 28, 1995 is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998.
	#10	.4	Amendment No. 1, dated September 26, 1996, to Employment Agreement between the Company and J. Ronald Hansen, dated May 13, 1993, is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998.
	#10	.5	Employment Agreement between the Company and Stephen P. Northrup dated as of September 26, 1996 is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998.
	#10	.6	2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders.
	#10	.7	Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders.
	#10	.8	Agreement and Release of Claims between Alvaro Cadena and the Company dated November 29, 2004 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2004.
	#10	.9	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.
	#10	.10	Graham Corporation Outside Directors’ Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2005.
	10.11		Amended and Restated Credit Facility Agreement between Graham Corporation and Bank of America, N.A. dated as of July 12, 2005 (includes form of Amended and Restated Revolving Line Note) is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 12, 2005.
	10.12		First Amendment, dated as of February 24, 2006, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A. dated as of July 12, 2005, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 24, 2006.
	#10	.13	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.14	Graham Corporation Annual Stock-Based Incentive Award is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 27, 2006.

	#10	.15	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	10.16		Second Amendment, dated as of June 14, 2006, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A., dated as of July 12, 2005, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 14, 2006.
	#10	.17	Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.
	#10	.18	Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.
	10.19		Third Amendment, dated as of September 30, 2006, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A., dated as of July 12, 2005, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 20, 2006.
	10.20		Continuing and Unconditional Guarantee, dated as of September 20, 2006, made by Graham Corporation in favor of Bank of America, N.A., is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 20, 2006.
	10.21		Fourth Amendment, dated as of March 7, 2007, to Credit Facility Agreement between Graham Corporation and Bank of America, N.A., dated as of July 12, 2005, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 7, 2007.
(11)	Statement re computation of per share earnings
Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements.
(12)	Statement re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
(22)	Published report regarding matters submitted to vote of security holders
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

Date: June 5, 2007	By: /s/ J. Ronald Hansen J. Ronald Hansen Vice President — Finance & Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines James R. Lines	President and Chief Operating Officer; Director (Principal Executive Officer)	June 5, 2007

/s/ J. Ronald Hansen J. Ronald Hansen	Vice President — Finance & Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 5, 2007

/s/ Cornelius S. Van Rees Cornelius S. Van Rees	Director	June 5, 2007

/s/ Jerald D. Bidlack Jerald D. Bidlack	Director; Chairman of the Board	June 5, 2007

/s/ Helen H. Berkeley Helen H. Berkeley	Director	June 5, 2007

/s/ H. Russel Lemcke H. Russel Lemcke	Director	June 5, 2007

/s/ William C. Denninger William C. Denninger	Director	June 5, 2007

/s/ James J. Malvaso James J. Malvaso	Director	June 5, 2007

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2007

GRAHAM CORPORATION