Form 10-Q
period 2007-06-30
GRAHAM CORP
filed 2007-08-01
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
     As of August 1, 2007, there were outstanding 3,911,990 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of June 30, 2007 and March 31, 2007 and for the Three-Month Periods
Ended June 30, 2007 and 2006

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2007
PART I — FINANCIAL INFORMATION
(Amounts in thousands, except per share data)

Item 1.	Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2007	2007
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$904	$1,375
Investments	19,297	13,676
Trade accounts receivable, net of allowances ($48 at June 30 and March 31, 2007)	10,313	11,859
Unbilled revenue	5,750	4,793
Inventories	3,587	4,682
Prepaid expenses and other current assets	613	354

Total current assets	40,464	36,739
Property, plant and equipment, net	8,730	8,780
Deferred income tax asset	1,730	2,901
Prepaid pension asset	454	445
Other assets	18	13

Total assets	$51,396	$48,878

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$33	$37
Accounts payable	4,455	5,143
Accrued compensation	2,593	3,205
Accrued expenses and other liabilities	1,670	2,048
Customer deposits	7,469	6,100
Deferred income tax liability	90	87

Total current liabilities	16,310	16,620

Long-term debt	50	56
Accrued compensation	278	263
Other long-term liabilities	34	58
Accrued pension liability	256	251
Accrued postretirement benefits	980	976

Total liabilities	17,908	18,224

Stockholders’ equity:
Preferred stock, $1 par value — Authorized, 500 shares	—	—
Common stock, $.10 par value — Authorized, 6,000 shares Issued and outstanding, 3,910 and 3,887 shares at June 30 and March 31, 2007, respectively	391	389
Capital in excess of par value	10,277	10,008
Retained earnings	25,236	22,675
Unearned compensation	(35)	—
Accumulated other comprehensive loss	(2,345)	(2,367)
Notes receivable from officers and directors	(36)	(51)

Total stockholders’ equity	33,488	30,654

Total liabilities and stockholders’ equity	$51,396	$48,878

See Notes to Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
	(Amounts in thousands, except per share data)
Net sales	$19,987	$14,608
Cost of products sold	13,308	10,490

Gross profit	6,679	4,118

Other expenses and income:
Selling, general and administrative	2,848	2,293
Interest expense	6	4
Total other expenses and income	2,854	2,297

Income before income taxes	3,825	1,821
Provision for income taxes	1,167	705

Net income	2,658	1,116
Retained earnings at beginning of period	22,675	17,301
Dividends	(97)	(96)

Retained earnings at end of period	$25,236	$18,321

Per share data:
Basic:
Net income	$.68	$.29

Diluted:
Net income	$.66	$.28

Weighted average common shares outstanding:
Basic	3,924	3,866
Diluted	4,012	3,929

Dividends declared per share	$.025	$.025

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
	(Amounts in thousands)
Operating activities:
Net income	$2,658	$1,116

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	231	221
Discount accretion on investments	(191)	(109)
Non-cash stock-based compensation expense	32	8
Deferred income taxes	1,174	703
(Increase) decrease in operating assets:
Accounts receivable	1,547	(3,654)
Unbilled revenue	(956)	(1,793)
Inventories	1,095	1,896
Domestic and foreign income taxes receivable/payable	7	(11)
Prepaid expenses and other current and non-current assets	(273)	(203)
Prepaid pension asset	(10)	135
Increase (decrease) in operating liabilities:
Accounts payable	(688)	(639)
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,017)	(1,243)
Customer deposits	1,370	1,117
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	24	(10)

Total adjustments	2,345	(3,582)

Net cash provided (used) by operating activities	5,003	(2,466)

Investing activities:
Purchase of property, plant and equipment	(163)	(204)
Purchase of investments	(16,680)	(5,425)
Redemption of investments at maturity	11,250	8,000

Net cash (used) provided by investing activities	(5,593)	2,371

Financing activities:
Principal repayments on long-term debt	(11)	(13)
Issuance of common stock	204	225
Collection of notes receivable from officers and directors	16	8
Dividends paid	(97)	(96)

Net cash provided by financing activities	112	124

Effect of exchange rates on cash	7	1

Net (decrease) increase in cash and equivalents	(471)	30
Cash and cash equivalents at beginning of period	1,375	570

Cash and cash equivalents at end of period	$904	$600

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 – BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include two wholly-owned foreign subsidiaries, one located in the United Kingdom and one located in China, and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The Condensed Consolidated Financial Statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The March 31, 2007 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2007, referred to as fiscal year 2007. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008, referred to as fiscal year 2008.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
NOTE 2 – REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known. During the three months ended June 30, 2007 and 2006, no loss provisions were recorded.

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
NOTE 3 – INVESTMENTS:
     Investments consist of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at June 30, 2007 are scheduled to mature between July 5 and October 11, 2007.
NOTE 4 – INVENTORIES:
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
     Major classifications of inventories are as follows:

	June 30,	March 31,
	2007	2007
Raw materials and supplies	$1,545	$1,427
Work in process	3,892	6,847
Finished products	546	460

	5,983	8,734
Less — progress payments	2,396	4,052

Total	$3,587	$4,682

NOTE 5 – STOCK-BASED COMPENSATION:
     The 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 550 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors, however, no more than 100 shares of common stock may be used for awards other than stock options. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.
     In the three months ended June 30, 2007, 40 stock options with a term of ten years from the date of grant were awarded to officers, outside directors and certain key employees and 2 shares of restricted stock were awarded to officers. The stock options vest ratably over a four year period and the restricted shares vest over four years as follows: 10% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 40% on the fourth anniversary of the grant date. In the three months ended June 30, 2006, incentives had been awarded only in the form of stock options with a term of ten years from the date of grant.
     During the three months ended June 30, 2007 and 2006, the Company recognized stock-based compensation costs of $32 and $8, respectively. The income tax benefit recognized related to stock-based compensation was $11 and $3 for the three months ended June 30, 2007 and 2006, respectively.
     The weighted average fair value of stock options granted in the three months ended June 30, 2007 and 2006 was $6.97 and $6.90, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2007	2006
Expected life	5 years	5 years
Expected volatility	43.38%	48.40%
Risk-free interest rate	4.86%	5.03%
Expected dividend yield	.64%	.58%
     The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical closing prices of the Company’s common stock over a period of five years. The risk free interest rate is estimated based on the United States Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. Expected dividend yield is based on historical trends.
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the three months ended June 30, 2007 was $17.25.
     The Graham Corporation Outside Directors’ Long-Term Incentive Plan (the “Plan”) provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement.
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $8 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $8 and $15 in the three month periods ended June 30, 2007 and 2006, respectively. There were 30 share equivalent units in the Plan at June 30, 2007 and 2006, and the related liability recorded was $288 and $292 at June 30, 2007 and 2006, respectively. The expense to mark to market the share equivalent units was $8 and $0 in the three month periods ended June 30, 2007 and 2006, respectively.
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

	Three Months Ended
	June 30,
	2007	2006
Basic income per share

Numerator:
Net income	$2,658	$1,116

Denominator:
Weighted common shares outstanding	3,894	3,839
Share equivalent units (“SEUs”)	30	27

Weighted average common shares and SEUs	3,924	3,866

Basic income per share	$.68	$.29

Diluted income per share

Numerator:
Net income	$2,658	$1,116

Denominator:
Weighted average shares and SEUs outstanding	3,924	3,866
Stock options outstanding	88	63

Weighted average common and potential common shares outstanding	4,012	3,929

Diluted income per share	$.66	$.28

     Options to purchase a total of 38 and 56 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the above computation of diluted income per share as their effect would be anti-dilutive.
NOTE 7 – PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$357	$330
Expense for product warranties	139	88
Product warranty claims paid	(91)	(59)

Balance at end of period	$405	$359

NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $6 and $5 for the three months ended June 30, 2007 and 2006, respectively. In addition, income taxes paid were $2 and $0 for the three months ended June 30, 2007 and 2006, respectively.
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended
	June 30,
	2007	2006
Net income	$2,658	$1,116

Other comprehensive income:
Foreign currency translation adjustment	8	1
Defined benefit pension and other postretirement plans	14	—

Total comprehensive income	$2,680	$1,117

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized losses related to such plans during the period, as a result of the adoption of the effective provisions of Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, in the fourth quarter of fiscal year 2007.

NOTE 10 – EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2007	2006
Service cost	$121	$118
Interest cost	277	264
Expected return on assets	(408)	(335)
Amortization of:
Service cost	1	1
Actuarial loss	56	87

Net pension cost	$47	$135

     The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2007. The Company expects its contributions to the plan for the balance of fiscal year 2008 to be approximately $2,000.
     The components of the postretirement benefit income are as follows:

	Three Months Ended
	June 30,
	2007	2006
Service cost	$—	$—
Interest cost	15	16
Amortization of prior service cost	(42)	(41)
Amortization of actuarial loss	6	4

Net postretirement benefit income	$(21)	$(21)

     The net postretirement benefit income does not include any service cost because the Company irrevocably terminated postretirement healthcare benefits for its employees in the fiscal year ending March 31, 2003. The Company paid benefits of $10 related to its postretirement benefit plan during the three months ended June 30, 2007. The Company expects to pay benefits of approximately $124 for the balance of fiscal year 2008.
NOTE 11 – CONTINGENCIES AND COMMITMENTS:
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

     From time to time in the ordinary course of business the Company is subject to legal proceedings and potential claims. At June 30, 2007, management was unaware of any additional litigation matters.
     In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two-year period. As of June 30, 2007, the Company had invested $1,064 in its Chinese subsidiary.
NOTE 12 – INCOME TAXES:
     On April 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The adoption of FIN No. 48 had no effect on the Company’s financial position or results of operations. The Company had no unrecognized tax benefits as of April 1, 2007 and is not aware of any tax positions for which unrecognized tax benefits would be recorded within the next twelve months.
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is no longer subject to examination by tax authorities in any federal, state and foreign tax jurisdictions for years before 2002. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company has not recorded any interest or penalties related to uncertain tax positions as of April 1, 2007.
     On April 9, 2007, the new budget for the state of New York was signed into law. The new legislation includes a variety of provisions that affected the Company’s income tax accounting in the current quarter, primarily, a reduction in the tax rate for manufacturers to 6.5% and the acceleration of the phase in of the single sales factor apportionment. The impact of these changes was a $90 benefit in the first quarter of fiscal 2008.
NOTE 13 – ACCOUNTING AND REPORTING CHANGES:
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value in order to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact SFAS No. 159 may have on its financial position, results of operations and cash flows, in the event it chooses to adopt SFAS No. 159.
     In fiscal year 2007, the Company adopted the effective provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company will adopt the measurement provision of SFAS No. 158 as of March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share data)
Overview
     Our corporate offices and production facilities are located in Batavia, New York. We have two wholly-owned foreign subsidiaries, one located in the United Kingdom and the other in China. Our current fiscal year, which we refer to as fiscal 2008, began on April 1, 2007 and ends on March 31, 2008.
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
     Highlights for the three months ended June 30, 2007 include:
•	Net income and income per diluted share for the current quarter were $2,658 and $0.66, respectively, compared with net income of $1,116 and income per diluted share of $0.28 for the quarter ended June 30, 2006.

•	Net sales for the first quarter of fiscal 2008 were $19,987, up 37% compared with the first quarter of fiscal 2007, when sales were $14,608.

•	Orders placed with us in the quarter ended June 30, 2007 of $24,843 were up 24% compared with the quarter ended June 30, 2006 when orders were $20,032.

•	Backlog grew significantly to $59,221 on June 30, 2007, representing a 53% increase compared with June 30, 2006 when backlog was $38,642.

•	Gross profit and operating margins for the quarter ended June 30, 2007 were 33% and 19.2% compared with 28% and 12.5%, respectively, for the quarter ended June 30, 2006.
     We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include the following factors:
•	Global consumption of crude oil is estimated to expand significantly during the next decade.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil, which is more costly to refine than “sweet” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we manufacture.

•	The expansion of the middle class in Asia is driving increasing demand for power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

•	United States refineries are being upgraded to process synthetic crude oil from Alberta oil sands.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2007. Forward-looking statements may also include, but are not limited to, statements about:
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

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements and the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.
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
     Pension and Postretirement Benefits. Defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts. These assumptions are reviewed annually and include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors. We base the discount rate assumption for our plans on Moody’s or Citigroup Pension Liability Index AA-rated corporate long-term bond yield rate. The long-term expected rate of return on plan assets is based on the plan’s asset allocation, historical returns and expectations as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The salary growth assumptions are determined based on long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of likely long-term trends.
     Income Taxes. Deferred income tax assets and liabilities for the expected future tax consequences of events have been recognized in our financial statements or tax returns.
     Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current tax rates. We evaluate available information about future taxable income and other possible sources of realization of deferred income tax assets and record valuation allowances to reduce deferred income tax assets to an amount that represents our best estimates of the amounts of such deferred income tax assets that more likely than not will be realized. At June 30, 2007 and 2006, no valuation allowance was recorded.

Critical Accounting Estimates and Judgments
     We have evaluated the accounting policies used in the preparation of the financial statements and related notes presented in this Quarterly Report on Form 10-Q and believe those policies to be reasonable and appropriate. We believe that the most critical accounting estimates used in the preparation of our financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.
     Contingencies, by their nature, relate to uncertainties that require us to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. The most important contingencies impacting our financial statements are those related to resolutions of matters related to open tax years and pending, impending or overtly threatened litigation against our Company. For more information on these matters see the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
     As discussed above under the heading “Critical Accounting Policies”, we recognize the substantial amount of our revenue using the percentage-of-completion method. The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.
     Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually and disclosed in our Annual Report on Form 10-K for fiscal 2007.
     The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2008 is 5.91% for our defined benefit pension and 5.65% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would increase fiscal 2008 net periodic benefit expense for our defined benefit pension and other postretirement benefit plan by approximately $151 and $1, respectively.
     The expected return on plan assets assumption of 8.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would increase fiscal 2008 net periodic pension expense by approximately $96.
     As part of our ongoing financial reporting process, a collaborative effort is undertaken involving our managers with functional responsibilities for financial, credit, tax, engineering, manufacturing and benefit matters and outside advisors such as lawyers, consultants and actuaries. We believe that the results of this effort provide management with the necessary information on which to base their judgments and to develop the estimates and assumptions used to prepare the financial statements.
     We believe that the amounts recorded in the condensed consolidated financial statements under this Quarterly Report on Form 10-Q related to contingencies, revenue, pensions, other post retirement benefits and other matters requiring the use of estimates and judgments are reasonable, although actual outcomes will frequently differ materially from our estimates.
Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2007	2006
Net sales	$19,987	$14,608
Net income	$2,658	$1,116
Diluted income per share	$0.66	$0.28
Identifiable assets	$51,396	$41,029
The First Quarter of Fiscal 2008 Compared With the First Quarter of Fiscal 2007
     Sales for the first quarter of fiscal 2008 were $19,987, a 37% increase, as compared with sales of $14,608 for the first quarter of fiscal 2007. The increase in sales came primarily from ejector sales into Canada, South America and Asia, and reflects the demand for our products from the global refinery markets. Export sales accounted for 54% of total sales in the quarter ended June 30, 2007. Sales in the first quarter of fiscal 2008 were 48% to the refining industry, 23% to the chemical and petrochemical industries, 4% to the power industry and 25% to other industrial applications. Sales in the first quarter of fiscal 2007 were 27% to the refining industry, 50% to the chemical and petrochemical industries, 5% to the power industry and 18% to other industrial applications. We believe the demand for our products will continue to be strong at least through our fiscal year ending March 31, 2009. For additional information, see “Orders and Backlog” below.
     Our gross profit percentage (i.e., sales, less costs of sales, divided by sales) for the first quarter of fiscal 2008 was 33% compared with 28% for the first quarter of fiscal 2007. Gross profit dollars increased 62% for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Gross profit percentage and dollars increased primarily due to improved product mix achieved by increased selectivity on orders accepted, selling price increases, additional manufacturing outsourcing and improved manufacturing efficiencies. Our increased use of manufacturing outsourcing and our improved efficiencies enabled us to achieve greater sales volume during the first quarter of fiscal 2008.
     Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2008 were 14% of sales compared with 17% for the first quarter of fiscal 2007. The decline, expressed as a percentage of sales, was due to greater sales in the current fiscal year. Actual costs increased $407 or 17% compared with the first quarter of fiscal 2007. SG&A expense increased due to the additional costs of our China operations and greater sales commissions resulting from higher sales. Our China operation was in the early start-up stages during the first quarter of fiscal 2007.

     Interest expense was $6 for the first quarter of fiscal 2008 compared with $4 for the first quarter of fiscal 2007. Interest expense increased due to upgrades in office equipment leased.
     Our effective tax rate was 31% compared with an effective tax rate of 39% for the first quarter of fiscal 2007. The fiscal 2008 projected effective tax rate of 33% compared with last year’s projected rate of 39% reflects greater projected permanent differences, as a percentage of before tax income. In addition, in the first quarter of fiscal 2008, our deferred tax provision was reduced due to a cumulative reduction in deferred tax liabilities resulting from a tax rate decrease in our New York state income taxes. This adjustment reduced our effective tax rate 2%. (See Note 12 to the Condensed Consolidated Financial Statements).
     Net income for the first quarters of each of fiscal 2008 and 2007 was $2,658 and $1,116, respectively. Income per diluted share was $0.66 and $0.28 for the respective periods.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our condensed consolidated statements of cash flows:

	June 30,
	2007	2006
Cash and investments	$20,201	$8,552
Working capital	$24,154	$18,973
Working capital ratio(1)	2.5	2.9
Long-term debt	$50	$19
Long-term debt/capitalization(2)	0.0%	0.1%
Long-term liabilities/capitalization(3)	4.8%	9.7%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash provided by operating activities for the first quarter of fiscal 2008 was $5,003 compared with net cash used by operating activities of $2,466 for the first quarter of fiscal 2007. The change was due to greater: net income, deferred income taxes, which is a non-cash expense reducing income before income taxes, accelerated payments from customers; as well as less operating working capital as a result of programs implemented to reduce our cash conversion cycle.
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of 91 to 120 days. Investments at June 30, 2007 and 2006 were $19,297 and $7,952, respectively.
     Other sources of cash for the first quarter of fiscal 2008 included the issuance of common stock to cover stock options exercised, which raised $204, as compared with $225 in the first quarter of fiscal 2007, and repayments of notes outstanding for purchases of common stock granted under our Long-Term Stock Ownership Plan of $16 compared with $8 for the first quarter of fiscal 2007.

     Other uses of cash for the first quarter of fiscal 2008 included dividend payments of $97 and capital expenditures of $163 compared to $96 and $204, respectively, for the first quarter of fiscal 2007.
     We have a credit facility with Bank of America, N.A. that provides a line of credit up to $20,000 including letters of credit and bank guarantees. Borrowings under our banking facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on June 30, 2007 were $0 and $10,177, respectively. Our borrowing rate as of June 30, 2007 was the bank’s prime rate minus 125 basis points or 7%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the first quarter of fiscal 2008 were $24,843 compared with $20,032 for the first quarter of fiscal 2007, an increase of 24%. Orders represent communications received from customers requesting us to supply products and services. The increase in orders was across all product categories except for condensers, and is attributed to the strong demand for our products in the refinery and petrochemical sectors we serve. We believe, based on market information and order inquiries, condenser order opportunities will continue to be available and will constitute a reasonable portion of our future orders. Domestic orders were up 303% or $15,274 and export orders were down 70% or $10,463 for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. The increase in domestic orders is due to refinery capacity expansion projects. Refinery capacity is being expanded through both increases in the volume of through-put as well as through the installation of “deep cut” vacuum processes, which increases the quantity of higher grade products (e.g., gasoline, jet fuels, etc.) from crude feed stocks as compared with the amount of higher grade products that could be produced previously from similar amounts of feed stocks. Examining our business in quarterly windows year over year is not a good indicator of possible trends. We believe that the current increase in domestic orders and the relative decline in export orders experienced during the current quarter as compared with the first quarter of fiscal 2007 reflects the timing of when orders were received and is not representative of a general trend.
     Backlog was $59,221 at June 30, 2007, compared with $38,642 at June 30, 2006, a 53% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately $13,200 of orders currently in backlog are not expected to be converted to sales within the next twelve months. Approximately 51% of our backlog can be attributed to equipment for refinery project work, 31% to chemical and petrochemical projects, and 18% to other industrial or commercial applications. We believe that the continuing demand from the refinery sector for our products is being driven by the shortages of refinery capacity resulting from increased global usage of oil.
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

     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of June 30, 2007, we were unaware of any additional pending litigation matters.
     In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two-year period. Through June 30, 2007 we have invested $1,064 in our Chinese subsidiary.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 is effective as of the beginning of fiscal 2008, which commenced April 1, 2007. The adoption of FIN No. 48 had no effect on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of our 2009 fiscal year, which commences April 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings. SFAS No. 159 is effective as of the beginning of fiscal 2008. We are currently studying the impact on our financial position, results of operations and cash flows for our fiscal year ending March 31, 2009, if we choose to adopt SFAS No. 159.
     In fiscal 2007, we adopted the effective provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. We will adopt the measurement provisions of SFAS No. 158 as of March 31, 2009.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of June 30, 2007 or 2006 other than operating leases.

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
Foreign Currency
     International consolidated sales for the first quarter of fiscal 2008 were 54% of total sales compared with 59% for the first quarter of fiscal 2007. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to United States dollars. In each of the quarters ended June 30, 2007 and 2006, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in reporting periods, and as of June 30, 2007 and 2006, we held no forward foreign currency contracts.
     We have limited exposure to foreign currency purchases. In the three-month periods ended June 30, 2007 and 2006, our purchases in foreign currencies represented 1% and 2%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in reporting periods, and as of June 30, 2007 and 2006, we held no forward foreign currency contracts.
Equity Price Risk
     Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for our non-employee directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at June 30, 2007 and 2006, and a $30 share price, an increase in our stock price would have no effect on our income before income taxes because all SEUs outstanding were awarded at a fair market value of less than $30. A 50-75% decrease in our stock price would positively impact income before income taxes as follows:

	Three Months Ended
	June 30,
	2007	2006
50% decrease	$1	$—
75% decrease	55	53
     Assuming required net income targets are met, certain awards would be provided, and based upon a stock price of $30 per share, a 50-75% decrease in our stock price would positively impact income before income taxes in future periods ending June 30, as follows:

	2009	2010	2011	2012	2013
50% decrease	$18	$34	$46	$58	$59
75% decrease	80	105	122	140	142

Item 4.	Controls and Procedures
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
June 30, 2007
PART II — OTHER INFORMATION

Item 6.	Exhibits
See index to exhibits on page 27 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ J. Ronald Hansen
J. Ronald Hansen
Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

     Date: August 1, 2007

INDEX OF EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications