Form 10-Q
period 2007-09-30
GRAHAM CORP
filed 2007-10-31
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
     As of October 26, 2007, there were outstanding 3,918,506 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of September 30, 2007 and March 31, 2007 and for the Six-Month Periods
Ended September 30, 2007 and 2006

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2007
PART I — FINANCIAL INFORMATION
(Amounts in thousands, except per share data)

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2007	2007
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$738	$1,375
Investments	23,399	13,676
Trade accounts receivable, net of allowances ($53 and $48 at September 30, and March 31, 2007, respectively)	11,372	11,859
Unbilled revenue	5,269	4,793
Inventories	3,451	4,682
Prepaid expenses and other current assets	1,405	354

Total current assets	45,634	36,739
Property, plant and equipment, net	8,774	8,780
Deferred income tax asset	—	2,901
Prepaid pension asset	464	445
Other assets	6	13

Total assets	$54,878	$48,878

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$29	$37
Accounts payable	5,325	5,143
Accrued compensation	3,626	3,205
Accrued expenses and other liabilities	2,154	2,048
Customer deposits	4,007	6,100
Deferred income tax liability	68	87

Total current liabilities	15,209	16,620

Long-term debt	45	56
Accrued compensation	286	263
Other long-term liabilities	139	58
Accrued pension liability	261	251
Accrued postretirement benefits	989	976

Total liabilities	16,929	18,224

Stockholders’ equity:
Preferred stock, $1 par value — Authorized, 500 shares	—	—
Common stock, $.10 par value — Authorized, 6,000 shares Issued and outstanding, 3,914 and 3,887 shares at September 30 and March 31, 2007, respectively	391	389
Capital in excess of par value	10,390	10,008
Retained earnings	29,559	22,675
Unearned compensation	(34)	—
Accumulated other comprehensive loss	(2,324)	(2,367)
Notes receivable from officers and directors	(33)	(51)

Total stockholders’ equity	37,949	30,654

Total liabilities and stockholders’ equity	$54,878	$48,878

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Net sales	$23,060	$15,903	$43,047	$30,511
Cost of products sold	13,163	12,679	26,471	23,169

Gross profit	9,897	3,224	16,576	7,342

Other expenses:
Selling, general and administrative	3,174	2,392	6,022	4,685
Interest expense	2	2	8	6

Total other expenses	3,176	2,394	6,030	4,691

Income before income taxes	6,721	830	10,546	2,651
Provision for income taxes	2,299	267	3,466	972

Net income	4,422	563	7,080	1,679
Retained earnings at beginning of period	25,236	18,321	22,675	17,301
Dividends	(99)	(97)	(196)	(193)

Retained earnings at end of period	$29,559	$18,787	$29,559	$18,787

Per Share Data:
Basic:
Net income	$1.12	$.14	$1.80	$.43

Diluted:
Net income	$1.10	$.14	$1.76	$.43

Weighted average common shares outstanding:
Basic:	3,944	3,891	3,934	3,878
Diluted:	4,012	3,945	4,012	3,937

Dividends declared per share	$.025	$.025	$.05	$.05

Per Share Data — Pro forma Post-Split Basis (Note 14)
Basic:
Net income	$.90	$.12	$1.44	$.35

Diluted:
Net income	$.88	$.11	$1.41	$.34

Weighted average common shares outstanding:
Basic:	4,930	4,864	4,917	4,848
Diluted:	5,015	4,932	5,015	4,921

Dividends declared per share	$.02	$.02	$.04	$.04

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
	(Amounts in thousands)
Operating activities:
Net income	$7,080	$1,679

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	462	442
Discount accretion on investments	(421)	(201)
Non-cash stock-based compensation expense	78	33
Gain (loss) on disposal of property, plant and equipment	—	(13)
Deferred income taxes	3,014	972
(Increase) decrease in operating assets:
Accounts receivable	487	(1,502)
Unbilled revenue	(475)	(2,691)
Inventories	1,231	429
Domestic and foreign income taxes receivable/payable	(781)	(143)
Prepaid expenses and other current and non-current assets	(268)	(138)
Prepaid pension asset	(19)	(1,729)
Increase (decrease) in operating liabilities:
Accounts payable	182	1,066
Accrued compensation, accrued expenses and other current and non-current liabilities	474	(615)
Customer deposits	(2,093)	(240)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	46	(30)

Total adjustments	1,917	(4,360)

Net cash provided (used) by operating activities	8,997	(2,681)

Investing activities:
Purchase of property, plant and equipment	(447)	(668)
Proceeds from sale of property, plant and equipment	25	15
Purchase of investments	(37,053)	(10,850)
Redemption of investments at maturity	27,750	14,000

Net cash (used) provided by investing activities	(9,725)	2,497

Financing activities:
Proceeds from issuance of long-term debt	14	2,479
Principal repayments on long-term debt	(33)	(2,505)
Issuance of common stock	273	253
Collection of notes receivable from officers and directors	18	13
Dividends paid	(196)	(193)

Net cash provided by financing activities	76	47

Effect of exchange rates on cash	15	4

Net decrease in cash and cash equivalents	(637)	(133)
Cash and cash equivalents at beginning of period	1,375	570

Cash and cash equivalents at end of period	$738	$437

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include two wholly-owned foreign subsidiaries, one located in the United Kingdom and one located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The March 31, 2007 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2007. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, referred to as fiscal year 2007. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations for the three and six months ended September 30, 2007 and cash flows for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008, referred to as fiscal year 2008.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
NOTE 2 — REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized when probable. During the three and six months ended September 30, 2007, no loss provisions were recorded. During the three and six months ended September 30, 2006, a loss of $329 was recognized on a contract in process.

     Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the Company’s contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method. The Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further material obligations under its contracts after the revenue is recognized.
NOTE 3 — INVESTMENTS:
     Investments consist of fixed-income debt securities issued by the United States Treasury and the Federal National Mortgage Association with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2007 are scheduled to mature between October 11, 2007 and January 16, 2008.
NOTE 4 — INVENTORIES:
     Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Condensed Consolidated Balance Sheets. Unbilled revenue in the Condensed Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for on the percentage-of-completion method. For contracts accounted for on the percentage-of — completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Condensed Consolidated Balance Sheets.
     Major classifications of inventories are as follows:

	September 30,	March 31,
	2007	2007
Raw materials and supplies	$1,812	$1,427
Work in process	3,854	6,847
Finished products	480	460

	6,146	8,734
Less — progress payments	2,695	4,052

Total	$3,451	$4,682

NOTE 5 — STOCK-BASED COMPENSATION:
     The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 550 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors, however, no more than 100 shares of common stock may be used for awards other than stock options. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.
     Stock option awards in the three-and six-month periods ended September 30, 2007 were 4 and 44, respectively. Restricted stock awards in the three-and six-month periods ended September 30, 2007 were 0 and 2 shares. Stock option awards vest 25% per year over a four year term. Restricted shares vest over a four year term as follows: 10% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 40% on the fourth anniversary of the grant date. Prior to fiscal year 2008, all awards were in the form of stock options. All options have a term of ten years from their grant date.
     During the three and six months ended September 30, 2007, the Company recognized stock-based compensation costs of $45 and $77, respectively. The income tax benefit recognized related to stock-based compensation was $16 and $27 for the three and six months ended September 30, 2007, respectively.
     During the three and six months ended September 30, 2006, the Company recognized stock-based compensation costs of $25 and $33, respectively. The income tax benefit recognized related to stock-based compensation was $10 and $14 for the three and six months ended September 30, 2006, respectively.
     The weighted average fair value of stock options granted in the three and six months ended September 30, 2007 was $12.72 and $7.49, respectively. The weighted average fair value of stock options granted in the three and six months ended September 30, 2006 was $7.61 and $6.93, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected life	5 years	5 years	5 years	5 years
Expected volatility	48.67%	49.28%	43.86%	48.44%
Risk-free interest rate	4.51%	4.98%	4.83%	5.03%
Expected dividend yield	.55%	.57%	.63%	.58%
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

     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the six months ended September 30, 2007 was $17.25.
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
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $8 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $7 and $5 in the three month periods ended September 30, 2007 and 2006, respectively and $15 and $20 in the six month periods ended September 30, 2007 and 2006, respectively. There were 30 share equivalent units in the Plan at September 30, 2007 and 2006, and the related liability recorded was $296 and $297 at September 30, 2007 and 2006, respectively. The expense to mark to market the share equivalent units was $0 in the three months ended September 30, 2007 and 2006, respectively. The expense to mark to market the share equivalent units was $8 and $0 in the six months ended September 30, 2007 and 2006.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Basic income per share	2007	2006	2007	2006
Numerator:
Net income	$4,422	$563	$7,080	$1,679

Denominator:
Weighted common shares outstanding	3,914	3,861	3,904	3,850
Share equivalent units (“SEUs”)	30	30	30	28

Weighted average common shares and SEUs	3,944	3,891	3,934	3,878

Basic income per share	$1.12	$.14	$1.80	$.43

Diluted income per share

Numerator:
Net income	$4,422	$563	$7,080	$1,679

Denominator:
Weighted average shares and SEUs outstanding	3,944	3,891	3,934	3,878
Stock options outstanding	68	54	78	59

Weighted average common and potential common shares outstanding	4,012	3,945	4,012	3,937

Diluted income per share	$1.10	$.14	$1.76	$.43

     Options to purchase 42 shares of common stock, outstanding at September 30, 2006, were not included in the above computation of diluted income per share because their effect would be anti-dilutive.
     A reconciliation of the numerators and denominators of basic and diluted income per share on a pro forma post-split basis (Note 14) is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Basic income per share	2007	2006	2007	2006
Numerator:	$4,422	$563	$7,080	$1,679

Net income

Denominator:
Weighted common shares outstanding	4,893	4,827	4,880	4,813
Share equivalent units (“SEUs”)	37	37	37	35

Weighted average common shares and SEUs	4,930	4,864	4,917	4,848

Basic income per share	$.90	$.12	$1.44	$.35

Diluted income per share

Numerator:
Net income	$4,422	$563	$7,080	$1,679

Denominator:
Weighted average shares and SEUs outstanding	4,930	4,864	4,917	4,848
Stock options outstanding	85	68	98	73

Weighted average common and potential common shares outstanding	5,015	4,932	5,015	4,921

Diluted income per share	$.88	$.11	$1.41	$.34

     Certain options to purchase 53 shares of common stock outstanding at September 30, 2006 were not included in the above computation of diluted income per share because their effect would be anti-dilutive.
NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$405	$359	$357	$330
Expense for product warranties	91	36	230	124
Product warranty claims paid	(45)	(39)	(136)	(98)

Balance at end of period	$451	$356	$451	$356

NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $8 and $6 for the six months ended September 30, 2007 and 2006, respectively. In addition, income taxes paid were $1,253 and $126 for the six months ended September 30, 2007 and 2006, respectively.
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$4,422	$563	$7,080	$1,679

Other comprehensive income:
Foreign currency translation adjustment	7	2	15	3
Deferred benefit pension and other postretirement plans	13	—	27	—

Total comprehensive income	$4,442	$565	$7,122	$1,682

     As a result of the adoption of the effective provisions of Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, in the fourth quarter of fiscal year 2007, defined benefit pension and other postretirement plans reflected the amortization of prior service costs and losses related to such plans during the period.
NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$122	$118	$243	$236
Interest cost	277	264	554	528
Expected return on assets	(408)	(335)	(816)	(669)
Amortization of:
Unrecognized prior service cost	1	1	2	2
Actuarial loss	55	87	111	174

Net pension cost	$47	$135	$94	$271

     The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2007. The Company expects its contribution to the plan for the balance of fiscal year 2008 to be approximately $2,900.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	15	16	30	32
Amortization of prior service cost	(41)	(41)	(83)	(83)
Amortization of actuarial loss	6	4	12	8

Net postretirement benefit income	$(20)	$(21)	$(41)	$(43)

     The Company paid benefits of $16 related to its postretirement benefit plan during the six months ended September 30, 2007. The Company expects to pay benefits of approximately $118 for the balance of fiscal year 2008.
NOTE 11 — CONTINGENCIES AND COMMITMENTS:
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
     From time to time in the ordinary course of business the Company is subject to legal proceedings and potential claims. At September 30, 2007, management was unaware of any non-asbestos litigation matters.
     In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two-year period. As of September 30, 2007, the Company had invested $1,464 in its Chinese subsidiary.
NOTE 12 — INCOME TAXES:
     On April 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The adoption of FIN No. 48 has had no effect on the Company’s financial position or results of operations. The Company has had no unrecognized tax benefits as of April 1, 2007 and is not aware of any tax positions for which unrecognized tax benefits would be recorded within the next twelve months.
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
     On April 9, 2007, a new annual budget for the state of New York was signed into law. The new legislation includes a variety of provisions that affected the Company’s income tax accounting in the current quarter, primarily, a reduction in the tax rate for manufacturers to 6.5% and the acceleration of the phase in of the single sales factor apportionment. The impact of these changes was a $90 benefit in the first quarter of fiscal year 2008.
NOTE 13 — ACCOUNTING AND REPORTING CHANGES:
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
NOTE 14 — SUBSEQUENT EVENTS:
     On October 26, 2007, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common shares and increased the quarterly cash dividend to $.03 per share effective for the dividend payable on January 2, 2008 to stockholders of record on November 30, 2007. The five-for-four stock split will be treated as a stock dividend, and stockholders will receive one additional share of common stock for every four shares of common stock held on the record date of November 30, 2007. The Company expects that the new common shares will be distributed on or about January 2, 2008. Fractional shares will be paid in cash based upon the closing price of the Company’s common stock on November 30, 2007. Pro forma income per share amounts are disclosed in the Statement of Operations and Retained Earnings and Note 6 to the Condensed Consolidated Financial Statements to give the effect of the five-for-four split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share data)
Overview
     We are a designer, manufacturer and worldwide supplier of ejectors, liquid ring pumps, condensers and heat exchangers. The principal markets for our equipment are the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, pharmaceuticals, oil sands, heating, ventilating and air conditioning.
     Our corporate offices and production facilities are located in Batavia, New York. We have two wholly-owned foreign subsidiaries, one located in the United Kingdom and one in China. Our United Kingdom subsidiary’s principle function is to support sales orders from Europe and the Middle East. Our subsidiary in China serves to both support sales orders from Asia and provides engineering support and supervision of subcontracted fabrication. Our current fiscal year, which we refer to as fiscal 2008, began April 1, 2007 and ends March 31, 2008.
     Highlights for the three and six-month periods ended September 30, 2007 include:
•	Net income and income per diluted share for the current quarter were $4,422 and $1.10, compared with $563 and $0.14 for the three months ended September 30, 2006. Net income and income per diluted share for the six months ended September 30, 2007 were $7,080 and $1.76, compared with net income and income per diluted share for the six-month period ended September 30, 2006 of $1,679 and $0.43.

•	Net sales for the second quarter and first six months of fiscal 2008 were $23,060 and $43,047, up 45% and 41%, respectively, compared with the second quarter and first six-months of fiscal 2007 when sales were $15,903 and $30,511, respectively.

•	Orders placed with us in the quarter ended September 30, 2007 of $20,528 were down 7% from the three-month period ended September 30, 2006, when orders were $22,125. Orders for the six-month periods ended September 30, 2007 and 2006 were $45,371 and $42,157, respectively, up 8% in fiscal 2008.

•	Backlog grew to $56,839 as of September 30, 2007, representing a 26% increase compared with September 30, 2006 when backlog was $45,000.

•	Gross profit margins for the quarter and six-month period ended September 30, 2007 were 43% and 39%, respectively, compared with 20% and 24%, respectively, for the three and six-month periods ended September 30, 2006.

•	Operating margins for the quarter and six-month period ended September 30, 2007 were 29% and 25%, compared with 5% and 9% for the three and six-month periods ended September 30, 2006.

     We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include the following factors:
•	Global consumption of crude oil is estimated to expand significantly during the next decade.

•	It is generally believed that there is a shortage of global oil refining capacity.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil, which is more costly to refine than “sweet” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we manufacture.

•	The expansion of the middle class in Asia is driving increasing demand for gasoline, power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

•	Refineries in the United States are being upgraded to process synthetic crude oil from Alberta oil sands.
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
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2007. Forward-looking statements may also include, but are not limited to, statements about:
•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	estimates regarding our liquidity and capital requirements;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to manage our productivity and capacity.
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
     Revenue Recognition. We recognize revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to our estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated material and labor costs at completion. Losses on contracts are recognized when probable.
     Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the contracts we enter into have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method. We recognize revenue and all related costs on the completed contract method upon substantial completion or shipment of products to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is required throughout the construction process and we have no further material obligations under the contracts after the revenue is recognized.
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
     Income Taxes. We use the liability method to account for income taxes. Under this method, deferred tax liabilities and assets are recognized for the tax effects of temporary differences between the financial reporting and tax bases of liabilities and assets measured using the enacted tax rate.
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
     As discussed above under the heading “Critical Accounting Policies,” we recognize the substantial amount of our revenue using the percentage-of-completion method. The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.
     Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually and have been disclosed in our Annual Report on Form 10-K for fiscal 2007.
     The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2008 is 5.91% for our defined benefit pension and 5.65% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would increase fiscal 2008 net periodic benefit expense for our defined benefit pension and other postretirement benefit plan by approximately $151 and $0, respectively.
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
     We believe that the amounts recorded in the condensed consolidated financial statements included with this Quarterly Report on Form 10-Q related to contingencies, revenue, pensions, other post retirement benefits and other matters requiring the use of estimates and judgments are reasonable, although actual outcomes could differ materially from our estimates.
Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$23,060	$15,903	$43,047	$30,511
Net income	$4,422	$563	$7,080	$1,679
Diluted income per share	$1.10	$0.14	$1.76	$0.43
Identifiable assets	$54,878	$42,505	$54,878	$42,505
     Sales for the second quarter of fiscal 2008 were $23,060, a 45% increase, as compared with sales of $15,903 for the second quarter of fiscal 2007. Sales for the six-months ended September 30, 2007 of $43,047 were up 41% compared with the six-month period ended September 30, 2006. The increase in sales in fiscal 2008 came primarily from ejector sales to the refinery markets, and reflects the demand for our products from both the North American as well as global refinery markets. Ejector sales for the three and six-month periods ended September 30, 2007, compared with 2006, increased $7,370 and $15,100, respectively. Export sales accounted for 33% and 43% of total sales for the quarter and six months ended September 30, 2007 compared with 59% for both the three and six-month periods ended September 30, 2006. Sales in the second quarter of fiscal 2008 and for the six months ended September 30, 2007 were, respectively, 52% and 50% to the refining industry, 28% and 26% to the chemical and petrochemical industries and 20% and 24% to other industrial applications, including electrical power. Sales in the second quarter and six month periods ended September 30, 2006 were, respectively, 33% and 30% to the refining industry, 42% and 46% to the chemical and petrochemical industries and 25% and 24% to other industrial applications, including electrical power. For additional information, see “Orders and Backlog” below.
     Our gross profit percentage (i.e., sales, less costs of sales, divided by sales) for the second quarter and six months ended September 30, 2007 were 43% and 39% compared with 20% and 24% for the second quarter and six month months ended September 30, 2006. Gross profit dollars for the second quarter of fiscal 2008 increased 207% compared with the first quarter of fiscal 2007 and 126% for the six-month period ended September 30, 2007 compared with the first six months of fiscal 2007. Gross profit percentage and dollars increased primarily due to improved product mix achieved by increased selectivity on orders accepted, additional manufacturing outsourcing and improved engineering, and manufacturing efficiencies. Our increased use of manufacturing outsourcing and our improved operating efficiencies enabled us to achieve greater sales volume during the first six months of fiscal 2008. In addition to the significant improvements made over the past twelve months, the second quarter of fiscal 2007 was negatively impacted by the recognition of a loss provision of $329 on a contract then in progress and manufacturing production inefficiencies.
     Selling, general and administrative (“SG&A”) expenses for both the second quarter of fiscal 2008 and 2007 were 14% and 15% of sales, respectively. SG&A expenses for the six months ended September 30, 2007 and 2006 were 14% and 15%, respectively, of sales. The decline, expressed as a percentage of sales, was due to greater sales in the current fiscal year. Actual costs for the second quarter of fiscal 2008 increased $782, or 33%, compared with the second quarter of fiscal 2007. For the six months ended September 30, 2007, actual costs increased $1,337, or 29%, compared with the six-month period ended September 30, 2006. SG&A expense increased due to greater variable costs (e.g., sales commissions, variable compensation) related to higher sales and net income.
     Interest expense was $2 for both the second quarter of fiscal 2008 and 2007. For the six-month periods ended September 30, 2007 and 2006, interest expense was $8 and $6, respectively. Interest expense increased slightly in fiscal 2008 year-to-date due to more leasing activities.
     Our effective tax rate in the second quarter of fiscal 2008 was 34%, compared with an effective tax rate of 32% for the second quarter of fiscal 2007. The increase was due to greater annual projected taxable income compared with fiscal 2007, resulting in a higher blended statutory tax rate. Our effective tax rate used through September 30, 2006 was 37%. Our projected effective tax rate for fiscal 2008 is 34%, compared with last year’s annual actual effective rate of 12%. Our fiscal 2007 tax rate reflected the benefit of $1,607 in research and development tax credits on qualifying expenditures incurred between fiscal years 1999 to 2007 which was recognized in the fourth quarter of fiscal 2007. These credits were fully used to reduce current taxes payable in the second quarter of fiscal 2008 after exhausting net operating losses incurred in prior years which were also fully utilized before the end of the second quarter of fiscal 2008. We believe current tax expense, as opposed to deferred tax expense, will constitute a greater percent of our tax provision for the second half of fiscal 2008, which will result in greater current taxes payable.
     Net income for the second quarter of fiscal 2008 and 2007 was $4,422 and $563, respectively. Income per diluted share was $1.10 and $0.14 for the respective periods. For the six months ended September 30, 2007 and 2006, net income was $7,080 and $1,679, respectively, and income per diluted share was $1.76 and $0.43 for the same respective periods.

Liquidity and Capital Resources
     The following discussion should be read in conjunction with our condensed consolidated statements of cash flows:

	September 30,
	2007	2006
Cash and investments	$24,137	$7,905
Working capital	$30,425	$17,458
Working capital ratio(1)	3.0	2.6
Long-term leases	$45	$14
Long-term debt/capitalization(2)	0.1%	0.1%
Long-term liabilities/capitalization(3)	4.5%	9.4%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash provided by operating activities for the first six months of fiscal 2008 was $8,997, compared with net cash used by operating activities of $2,681 for the six months ended September 30, 2006. The $11,678 increase between the six-month period ended September 30, 2007 and 2006 was primarily due to greater net income and greater use of deferred tax assets in the six-month period ended September 30, 2007 (i.e., net operating losses and research and development credits, which were non-cash expenses in fiscal 2008, reduced fiscal 2008 current taxes payable).
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of 91 to 120 days. Investments at September 30, 2007 and 2006 were $23,399 and $7,468, respectively. At March 31, 2007 investments were $13,676.
     Other sources of cash for the first half of fiscal 2008 included the issuance of common stock to cover stock options exercised, which raised $273 as compared with $253 in the first six months of fiscal 2007, sales of equipment, which raised $25 as compared to $15 for the six months ended September 30, 2006, and repayments of notes outstanding for purchases of common stock granted under our Long-Term Stock Ownership Plan of $18 compared with $13 for the first half of fiscal 2007.
     Other uses of cash for the six months ended September 30, 2007 included dividend payments of $196 and capital expenditures of $447, compared with $193 and $668, respectively, for the first half of fiscal 2007. In the current six-month period, we borrowed and repaid $19 to finance working capital needs, as compared with $26 for the six months ended September 30, 2006.
     Capital expenditures for fiscal 2008 are projected to be $1,500 and to consist largely of continuing plant productivity and information technology enhancements.
     We have a credit facility with Bank of America, N.A. that provides a line of credit up to $20,000 including letters of credit and bank guarantees. Borrowings under our banking facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on September 30, 2007 were $0 and $8,673, respectively. Our borrowing rate as of September 30, 2007 was the bank’s prime rate minus 125 basis points, or 6.50%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three-month periods ended September 30, 2007 and 2006 were $20,528 and $22,125, respectively, down 7%. We do not believe that trends in our business can be identified by examining our business in quarterly windows. We are a low volume, high-mix, highly engineered to order business. We believe the outlook for capital expansion in the refinery and petrochemical markets we serve remains very positive. The dollar size of an order can be in the $3,000 to $7,000 range and has been as large as $9,500 this fiscal year. As our median order size has increased, the timing of when an order or two are received can have a significant impact on comparative quarterly measurements and sales figures. We believe many of our customers have capacity constraints brought on by the amount of capital projects initiated over the past twelve to eighteen months and the shortage of qualified personnel to build additional projects. We believe this situation is resulting in the extension of project lead times. We are beginning to see, on a very limited basis, delays in equipment acceptance and requests for “engineering orders” (i.e., our customers under these circumstances want us to complete the engineering portion of an order first so that when they need the equipment on site, they can get it sooner). We believe that the underlying drivers for capital expansion in the refinery and petrochemical markets remain intact, and we believe the current expansion cycle in our markets will extend through, and possibly beyond, 2010. Orders for the six-month period ended September 30, 2007 of $45,371 were up 8% compared with the six months ended September 30, 2006 when orders were $42,157. Orders represent communications received from customers requesting us to supply products and services. The increase in orders for the six months ended September 30, 2007 compared with the six months ended September 30, 2006 is attributed to the strong demand for our products in the refinery and petrochemical sectors we serve. Domestic orders were up 11%, or $1,155, and export orders were down 24%, or $2,752, for the second quarter ended September 30, 2007 compared with the second quarter of fiscal 2007. For the six months ended September 30, 2007 compared with the six months ended September 30, 2006, domestic orders were up 105%, or $16,433, and export orders were down 50%, or $13,215. The increase in domestic orders is due to refinery capacity expansion, revamping of refineries to process “heavier” feed stocks, and requirements to meet cleaner fuel standards. Export refinery business to South America, Canada and China is being driven by greater use of unconventional fuels in North and South America and by capacity expansion projects in Asia. We believe that the increase in domestic orders, compared with total orders experienced during the first six months of this fiscal year, will continue to be the trend over the next few years.
     Backlog was $56,839 at September 30, 2007 compared with $45,000 at September 30, 2006, a 26% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately $6,800 of orders currently in backlog are not expected to be converted to sales within the next twelve months. Approximately 50% of our backlog can be attributed to equipment for refinery project work, 26% to chemical and petrochemical projects, and 24% to other industrial or commercial applications.

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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of September 30, 2007, we were unaware of any non-asbestos pending litigation matters.
     In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou, China, and committed to invest an aggregate of $2,100 over a two-year period. Through September 30, 2007, we have invested $1,464 in our Chinese subsidiary.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FIN No. 48 was effective as of the beginning of fiscal 2008, which commenced April 1, 2007. The adoption of FIN No. 48 had no effect on our financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings. SFAS No. 159 is effective as of the beginning of fiscal 2009. We are currently studying the impact on our financial position, results of operations and cash flows for our fiscal year ending March 31, 2009, if we choose to adopt SFAS No. 159.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of September 30, 2007 or 2006 other than operating leases.

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
Foreign Currency
     International consolidated sales for the three and six month-periods ended September 30, 2007 were 33% and 43% of total sales, compared with 59% for both the three and six-month periods ended September 30, 2006. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to United States dollars. In each of the three and six-month periods ended September 30, 2007 and 2006, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in any reporting periods in fiscal 2007 or 2008, and as of September 30, 2007 and 2006, we held no forward foreign currency contracts.
     We have limited exposure to foreign currency purchases. In the three-month and six-month periods ended September 30, 2007 and 2006, our purchases in foreign currencies represented 2% and 4% and 1% and 3%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in any reporting periods in fiscal 2007 or 2008, and as of September 30, 2007 and 2006, we held no forward foreign currency contracts.
Equity Price Risk
     Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for our non-employee directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $8 per unit if at the valuation date the fair market value was less than $8 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $8 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at September 30, 2007 and 2006, and a $45 share price, an increase in our stock price would have no effect on our income before income taxes because all SEUs outstanding were awarded at a fair market value of less than $45. A 50% and 75% decrease in our stock price at September 30,

2007 and 2006 would positively impact income before income taxes by $1 and $14, and $0 and $12, respectively.
     Assuming required net income targets are met, certain awards would be provided, and based upon a stock price of $45 per share, a 50-75% decrease in our stock price would positively impact income before income taxes in future periods ending September 30, as follows:

	2008	2009	2010	2011	2012
50% decrease	$17	$34	$45	$57	$63
75% decrease	38	63	80	98	108
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

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2007
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On July 26, 2007, our stockholders voted on the following proposals at our 2007 Annual Meeting of Stockholders:
Proposal 1:
     To elect Jerald D. Bidlack and James J. Malvaso as directors of the Company, each to serve for a three-year term expiring in 2010 or until his respective successor is elected and qualified:

Nominees	Votes For	Votes Withheld
Jerald D. Bidlack	3,276,436	143,661

James J. Malvaso	3,287,736	132,361

     The other directors, whose terms of office continued after the annual meeting, were Helen H. Berkeley, William C. Denninger, H. Russel Lemcke, James R. Lines and Cornelius S. Van Rees.
Proposal 2:
     To ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008.

Votes for:	3,131,391

Votes against:	280,681

Votes abstained:	8,025

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
Date: October 31, 2007

INDEX OF EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications