Form 10-Q
period 2007-12-31
GRAHAM CORP
filed 2008-01-29
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Yes ☐     No ☑
     As of January 28, 2008, there were outstanding 4,960,945 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of December 31, 2007 and March 31, 2007 and for the Three and Nine-Month Periods
Ended December 31, 2007 and 2006

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2007
PART I — FINANCIAL INFORMATION
(Amounts in thousands, except per share data)

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2007	2007
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$3,118	$1,375
Investments	29,890	13,676
Trade accounts receivable, net of allowances ($66 and $48 at December 31, and March 31, 2007, respectively)	7,611	11,859
Unbilled revenue	4,286	4,793
Inventories	4,509	4,682
Prepaid expenses and other current assets	1,390	354

Total current assets	50,804	36,739
Property, plant and equipment, net	8,754	8,780
Deferred income tax asset	—	2,901
Prepaid pension asset	2,473	445
Other assets	28	13

Total assets	$62,059	$48,878

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$25	$37
Accounts payable	3,371	5,143
Accrued compensation	3,582	3,205
Accrued expenses and other liabilities	1,853	2,048
Customer deposits	7,855	6,100
Deferred income tax liability	68	87

Total current liabilities	16,754	16,620

Long-term debt	40	56
Accrued compensation	294	263
Other long-term liabilities	154	58
Accrued pension liability	266	251
Accrued postretirement benefits	998	976

Total liabilities	18,506	18,224

Stockholders’ equity:
Preferred stock, $1 par value – Authorized, 500 shares	—	—
Common stock, $.10 par value — Authorized, 6,000 shares Issued and outstanding, 4,961 and 4,859 shares at December 31 and March 31, 2007, respectively	496	389
Capital in excess of par value	12,194	10,008
Retained earnings	33,174	22,675
Accumulated other comprehensive loss	(2,299)	(2,367)
Notes receivable from officers and directors	(12)	(51)

Total stockholders’ equity	43,553	30,654

Total liabilities and stockholders’ equity	$62,059	$48,878

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Net sales	$20,625	$14,500	$63,672	$45,011
Cost of products sold	11,978	11,110	38,449	34,279

Gross profit	8,647	3,390	25,223	10,732

Other expenses and income:
Selling, general and administrative	3,239	2,530	9,756	7,441
Interest income	(304)	(130)	(799)	(356)
Interest expense	1	2	9	8

Total other expenses	2,936	2,402	8,966	7,093

Income before income taxes	5,711	988	16,257	3,639
Provision for income taxes	1,948	322	5,414	1,294

Net income	3,763	666	10,843	2,345
Retained earnings at beginning of period	29,559	18,787	22,675	17,301
Dividends	(148)	(97)	(344)	(290)

Retained earnings at end of period	$33,174	$19,356	$33,174	$19,356

Per Share Data:
Basic:
Net income	$.76	$.14	$2.20	$.48

Diluted:
Net income	$.74	$.14	$2.16	$.48

Weighted average common shares outstanding:
Basic:	4,972	4,876	4,936	4,857
Diluted:	5,062	4,922	5,018	4,922

Dividends declared per share	$.03	$.02	$.07	$.06

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
	(Amounts in thousands)
Operating activities:
Net income	$10,843	$2,345

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	706	663
Discount accretion on investments	(693)	(315)
Stock-based compensation expense	125	59
Gain on disposal of property, plant and equipment	—	(13)
Deferred income taxes	3,035	1,291
(Increase) decrease in operating assets:
Accounts receivable	4,248	(1,360)
Unbilled revenue	507	1,189
Inventories	173	(351)
Domestic and foreign income taxes receivable/payable	(687)	(158)
Prepaid expenses and other current and non-current assets	(376)	(69)
Prepaid pension asset	(2,028)	(2,109)
Increase (decrease) in operating liabilities:
Accounts payable	(1,866)	1,750
Accrued compensation, accrued expenses and other current and non-current liabilities	214	(726)
Customer deposits	1,745	1,375
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	68	(71)

Total adjustments	5,171	1,155

Net cash provided by operating activities	16,014	3,500

Investing activities:
Purchase of property, plant and equipment	(659)	(1,152)
Proceeds from sale of property, plant and equipment	44	15
Purchase of investments	(65,271)	(22,446)
Redemption of investments at maturity	49,750	21,500

Net cash used by investing activities	(16,136)	(2,083)

Financing activities:
Proceeds from issuance of long-term debt	69	3,073
Principal repayments on long-term debt	(97)	(3,110)
Issuance of common stock	970	413
Collection of notes receivable from officers and directors	39	13
Dividends paid	(344)	(290)
Excess tax deduction from exercise of stock options	1,198	—

Net cash provided by financing activities	1,835	99

Effect of exchange rates on cash	30	6

Net increase in cash and cash equivalents	1,743	1,522
Cash and cash equivalents at beginning of period	1,375	570

Cash and cash equivalents at end of period	$3,118	$2,092

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
     The Company’s results of operations for the three and nine months ended December 31, 2007 and cash flows for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008, referred to as fiscal year 2008.
     On October 26, 2007, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock and increased the quarterly cash dividend to $.03 per share, effective for the dividend and payable on January 3, 2008 to stockholders of record on November 30, 2007. The five-for-four stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every four shares of common stock held on the record date of November 30, 2007. The new common shares were distributed on or about January 3, 2008. Fractional shares were aggregated and sold by the Company’s transfer agent on or about January 3, 2008 and the cash received was paid to stockholders of record on November 30, 2007. All share and per share amounts disclosed in the Statement of Operations and Retained Earnings and Notes 5 and 6 to the Condensed Consolidated Financial Statements have been adjusted to reflect the five-for-four stock split.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statements of Operations and Retained Earnings, interest income was reclassed from “Selling, General and Administrative Expense” to the separate line item “Interest Income” for the three and nine months ended December 31, 2007 and 2006.

NOTE 2 — REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized when probable. During the three and nine months ended December 31, 2007, and the three months ended December 31, 2006, no loss provisions were recorded. During the nine months ended December 31, 2006, a loss of $329 was recognized on a contract in process.
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
NOTE 3 — INVESTMENTS:
     Investments consist of fixed-income debt securities issued by the United States Treasury and other government-sponsored enterprises with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2007 are scheduled to mature between January 16, 2008 and April 3, 2008.
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
     Major classifications of inventories are as follows:

	December 31,	March 31,
	2007	2007
Raw materials and supplies	$1,853	$1,427
Work in process	3,608	6,847
Finished products	550	460

	6,011	8,734
Less — progress payments	1,502	4,052

Total	$4,509	$4,682

NOTE 5 — STOCK-BASED COMPENSATION:
     The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 688 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors; however, no more than 125 shares of common stock may be used for awards other than stock options. Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.
     Stock option awards in the three-and nine-month periods ended December 31, 2007 were 0 and 56, respectively. Restricted stock awards in the three-and nine-month periods ended December 31, 2007 were 0 and 3 shares. Stock option awards vest 25% per year over a four year term. Restricted shares vest over a four year term as follows: 10% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 40% on the fourth anniversary of the grant date. Prior to fiscal year 2008, all awards were in the form of stock options. All options have a term of ten years from their grant date.
     During the three and nine months ended December 31, 2007, the Company recognized stock-based compensation costs of $47 and $125, respectively. The income tax benefit recognized related to stock-based compensation was $16 and $43 for the three and nine months ended December 31, 2007, respectively.
     During the three and nine months ended December 31, 2006, the Company recognized stock-based compensation costs of $26 and $59, respectively. The income tax benefit recognized related to stock-based compensation was $11 and $25 for the three and nine months ended December 31, 2006, respectively.
     The weighted average fair value of stock options granted in the nine months ended December 31, 2007 and 2006 was $5.99 and $5.54, respectively. There were no options granted during the three months ended December 31, 2007 and 2006. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	December 31,
	2007	2006
Expected life	5 years	5 years
Expected volatility	43.86%	48.44%
Risk-free interest rate	4.83%	5.03%
Expected dividend yield	.63%	.58%
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
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the nine months ended December 31, 2007 was $13.80.
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
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $6.40 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $8 and $5 in the three month periods ended December 31, 2007 and 2006, respectively and $23 and $25 in the nine month periods ended December 31, 2007 and 2006, respectively. There were 37 share equivalent units in the Plan at December 31, 2007 and 2006, and the related liability recorded was $304 and $285 at December 31, 2007 and 2006, respectively. The expense to mark to market the share equivalent units was $0 and $18 in the three months ended December 31, 2007 and 2006, respectively. The expense to mark to market the share equivalent units was $8 and $19 in the nine months ended December 31, 2007 and 2006.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic income per share

Numerator:
Net income	$3,763	$666	$10,843	$2,345

Denominator:
Weighted common shares outstanding	4,935	4,839	4,899	4,821
Share equivalent units (“SEUs”)	37	37	37	36

Weighted average common shares and SEUs	4,972	4,876	4,936	4,857

Basic income per share	$.76	$.14	$2.20	$.48

Diluted income per share

Numerator:
Net income	$3,763	$666	$10,843	$2,345

Denominator:
Weighted average shares and SEUs outstanding	4,972	4,876	4,936	4,857
Stock options outstanding	90	46	82	65

Weighted average common and potential common shares outstanding	5,062	4,922	5,018	4,922

Diluted income per share	$.74	$.14	$2.16	$.48

     Options to purchase 56 shares of common stock, outstanding at December 31, 2006, were not included in the above computation of diluted income per share because their effect would be anti-dilutive.
NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at beginning of period	$451	$356	$357	$330
Provision for product warranties	86	48	316	172
Product warranty claims paid	(87)	(49)	(223)	(147)

Balance at end of period	$450	$355	$450	$355

     The provision for product warranties is based upon a percentage of sales and historical claims experience. The increase in the provision for product warranties is due to the increase in sales.
NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $9 and $8 for the nine months ended December 31, 2007 and 2006, respectively. In addition, income taxes paid were $1,889 and $133 for the nine months ended December 31, 2007 and 2006, respectively.

     During the three and nine months ended December 31, 2007, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statement of Cash Flows.
     Non cash activities during the nine months ended December 31, 2007 included a reclassification from “Capital in excess of par value” to “Common stock” for $99 which represents the par value of the additional shares issued to effect the five-for-four stock split. (See Note 1).
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$3,763	$666	$10,843	$2,345

Other comprehensive income:
Foreign currency translation adjustment	12	2	27	5
Deferred benefit pension and other postretirement plans	14	—	41	—

Total comprehensive income	$3,789	$668	$10,911	$2,350

     As a result of the adoption of the effective provisions of Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, in the fourth quarter of fiscal year 2007, defined benefit pension and other postretirement plans reflected the amortization of prior service costs and losses related to such plans during the period.
NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$121	$118	$364	$354
Interest cost	278	264	832	792
Expected return on assets	(409)	(351)	(1,225)	(1,020)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	56	88	167	262

Net pension cost	$47	$120	$141	$391

     The Company made a contribution of $2,000 to its defined benefit pension plan during the nine months ended December 31, 2007. The Company expects its contribution to the plan for the balance of fiscal year 2008 to be approximately $1,000.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	14	16	44	48
Amortization of prior service cost	(41)	(41)	(124)	(124)
Amortization of actuarial loss	6	4	18	12

Net postretirement benefit income	$(21)	$(21)	$(62)	$(64)

     The Company paid benefits of $22 related to its postretirement benefit plan during the nine months ended December 31, 2007. The Company expects to pay benefits of approximately $118 for the balance of fiscal year 2008.
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
     From time to time in the ordinary course of business the Company is subject to legal proceedings and potential claims. At December 31, 2007, other than noted above, management was unaware of any other litigation matters.
     In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two-year period. As of December 31, 2007, the Company had invested $1,464 in its Chinese subsidiary. In January 2008, the Company funded the remainder of its commitment.
NOTE 12 — INCOME TAXES:
     On April 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The adoption of FIN No. 48 has had no effect on the Company’s financial position or results of operations. The Company had no unrecognized tax benefits as of April 1, 2007 or

December 31, 2007 and is not aware of any tax positions for which unrecognized tax benefits would be recorded within the next twelve months.
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination by the United States Internal Revenue Service for tax years 2005 through 2007 and tax year 2006 is currently under examination. The Company is subject to examination in state and international tax jurisdictions for tax years 2004 through 2007 and tax years 2006 through 2007, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had not recorded any interest or penalties related to uncertain tax positions as of April 1, 2007 or December 31, 2007.
NOTE 13 — DEBT:
     On December 5, 2007, the Company entered into a new revolving credit facility agreement that provides a line of credit up to $30,000, including letters of credit and bank guarantees, through December 5, 2010. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The agreement allows the Company to borrow at the bank’s prime rate minus a variable percentage that may range from .50% to 1.25% or the LIBOR rate plus a variable percentage that may range from .50% to 1.25%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth.
     The agreement allows the Company at any time to convert balances outstanding not less than $2,000 and up to $9,000 into a two-year term loan. Under this conversion feature, which is available through December 5, 2010, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan.
     The Company is required to pay commitment fees on the unused portion of the domestic revolving credit facility of 25 basis points less a variable percentage that may range from .25% to .125%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth. The loan agreement contains provisions pertaining to the maintenance of a minimum total liabilities to tangible net worth ratio of 1.35 to 1 as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The dividend provision limits the payment of dividends to stockholders to $1,200 per year.
NOTE 14 — ACCOUNTING AND REPORTING CHANGES:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share data)
Overview
     Graham Corporation (“we,” “our” or “us”) is a designer, manufacturer and worldwide supplier of ejectors, liquid ring pumps, condensers and heat exchangers. The principal markets for our equipment are the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, pharmaceuticals, oil sands, heating, ventilating and air conditioning.
     Our corporate offices and production facilities are located in Batavia, New York. We have two wholly-owned foreign subsidiaries, one located in the United Kingdom and one in China. Our United Kingdom subsidiary’s principle function is to support sales orders from Europe and the Middle East. Our subsidiary in China serves to support sales orders from Asia and provide engineering support and supervision of subcontracted fabrication. Our current fiscal year, which we refer to as fiscal 2008, began April 1, 2007 and ends March 31, 2008.
     Highlights for the three and nine-month periods ended December 31, 2007 include:
•	Net income and income per diluted share for the current quarter were $3,763 and $0.74, compared with $666 and $0.14 for the three months ended December 31, 2006. Net income and income per diluted share for the nine months ended December 31, 2007 were $10,843 and $2.16, compared with net income and income per diluted share for the nine-month period ended December 31, 2006 of $2,345 and $0.48.

•	Net sales for the third quarter and first nine months of fiscal 2008 were $20,625 and $63,672, up 42% and 41% respectively, compared with the third quarter and first nine-months of fiscal 2007, when sales were $14,500 and $45,011, respectively.

•	Orders placed with us in the quarter ended December 31, 2007 of $26,647 were up 56% from the three-month period ended December 31, 2006, when orders were $17,127. Orders for the nine-month periods ended December 31, 2007 and 2006 were $72,018 and $59,284, respectively, up 21% in fiscal 2008.

•	Backlog grew to $62,974 as of December 31, 2007, representing a 32% increase compared with December 31, 2006, when backlog was $47,597.

•	Gross profit margins for the quarter and nine-month period ended December 31, 2007 were 42% and 40%, respectively, compared with 23% and 24%, respectively, for the three and six-month periods ended December 31, 2006.

•	Operating margins for the quarter and nine-month period ended December 31, 2007 were 26% and 24%, compared with 6% and 7% for the three and nine-month periods ended December 31, 2006.

•	On October 26, 2007, our Board of Directors declared a five-for-four stock split. The new shares were distributed on or about January 3, 2008. Earnings per share and share data included in this Quarterly Report on Form 10-Q reflect the effects of this stock split retroactively for all periods included in this Quarterly Report on Form 10-Q where earnings per share and share data has been reported.
     We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include the factors set forth below:
•	Global consumption of crude oil is estimated to expand significantly during the next decade.

•	It is generally believed that there is a shortage of global oil refining capacity, which is being addressed through refinery upgrades, revamps and expansions.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a differential in raw material prices for higher quality “sweet” and lower quality “sour” crude oil, which is more costly to refine than “sweet” crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we design and manufacture.

•	The expansion of the middle class in Asia is driving increasing demand for gasoline, power and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East and Asia, where natural gas is plentiful and less expensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

•	Refineries in the United States are being upgraded to process synthetic crude oil from Alberta oil sands.
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
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements and the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.
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
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$20,625	$14,500	$63,672	$45,011
Net income	$3,763	$666	$10,843	$2,345
Diluted income per share	$0.74	$0.14	$2.16	$0.48
Total assets	$62,059	$45,399	$62,059	$45,399
     Sales for the third quarter of fiscal 2008 were $20,625, a 42% increase, as compared with sales of $14,500 for the third quarter of fiscal 2007. Sales for the nine months ended December 31, 2007 of $63,672 were up 41%, compared with the nine-month period ended December 31, 2006, when sales were $45,011. The increase in sales in fiscal 2008 compared with fiscal 2007 came primarily from ejector sales to the refinery markets, which reflect the demand for our products from both the North American and global refinery markets. Ejector sales for the nine-month period ended December 31, 2007, compared with the nine months ended December 31, 2006, increased 122% and accounted for 87%, or $16,327, of the total increased sales in fiscal 2008. Sixty-nine percent of the increased sales for the three months ended December 31, 2007, compared with the three months ended December 31, 2006, came from increased sales of condensers, largely to the petrochemical market, while 21% of the increase in the current quarter came from aftermarket sales. Export sales accounted for 48% and 44% of total sales for the quarter and nine months ended December 31, 2007, compared with 39% and 52% for the three and nine-month periods ended December 31, 2006. The increase in export sales of $4,614 for the nine-month period came from Asia, South America and Canada for oil projects. Sales in the third quarter of fiscal 2008 and for the nine months ended December 31, 2007 were, respectively, 38% and 46% to the refining industry, 42% and 31% to the chemical and petrochemical industries and 20% and 23% to other industrial applications, including electrical power. Sales in the third quarter and nine-month periods ended December 31, 2006 were, respectively, 42% and 34% to the refining industry, 29% and 40% to the chemical and petrochemical industries and 29% and 26% to other industrial applications, including electrical power. For additional information, see “Orders and Backlog” below.
     Our gross profit percentage for the third quarter and nine months ended December 31, 2007 was 42% and 40%, compared with 23% and 24% for the third quarter and nine month months ended December 31, 2006. Gross profit dollars for the third quarter of fiscal 2008 increased 155%, compared with the third quarter of fiscal 2007 and 135% for the nine-month period ended December 31, 2007, compared with the first nine months of fiscal 2007. Gross profit percentage and dollars increased primarily due to improved product mix achieved by increased selectivity on orders accepted, manufacturing outsourcing and improved engineering and manufacturing efficiencies. Our use of manufacturing outsourcing and our improved operating efficiencies enabled us to achieve greater sales volume during the first nine months of fiscal 2008. We believe we will continue to increase capacity through outsourcing and improving operating efficiencies and that these efforts will contribute to sales trending upward in fiscal 2009 compared with the current fiscal year.
     Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2008 and 2007 were 16% and 17% of sales, respectively. SG&A expenses for the nine months ended December 31, 2007 and 2006 were 15% and 17%, respectively, of sales. The decline, expressed as a percentage of sales, was due to greater sales in the current fiscal year. Actual costs for the third quarter of fiscal 2008 increased $709, or 28%, compared with the third quarter of fiscal 2007. For the nine months ended December 31, 2007, actual costs increased $2,315, or 31%, compared with the nine-month period ended December 31, 2006. SG&A expenses increased due to greater variable costs (e.g., sales commissions, variable compensation) related to higher sales and net income.
     Interest income for the third quarters of fiscal 2008 and 2007 was $304 and $130, respectively. For the nine months ended December 31, 2007 and 2006, interest income was $799 and $356, respectively. Increased interest income followed increases in investments.
     Interest expense was $1 and $2 in the third quarter of fiscal 2008 and 2007, respectively. For the nine-month periods ended December 31, 2007 and 2006, interest expense was $9 and $8, respectively. Interest expense increased slightly in fiscal 2008 due to more capital equipment leasing activities.
     Our effective tax rate in the third quarter of fiscal 2008 was 34%, compared with an effective tax rate of 33% for the third quarter of fiscal 2007. The increase was due to greater annual projected taxable income compared with fiscal 2007, resulting in a higher blended statutory tax rate. Our effective tax rate used for the nine months ended December 31, 2006 was 36%, compared with 33% for the nine months ended December 31, 2007. Our projected effective tax rate for fiscal 2008 is 34%. The current year’s rate is lower due to anticipated research and development tax credits in fiscal 2008.
     Net income for the third quarter of fiscal 2008 and 2007 was $3,763 and $666, respectively. Income per diluted share was $0.74 and $0.14 for the respective periods. For the nine months ended December 31, 2007 and 2006, net income was $10,843 and $2,345, respectively, and income per diluted share was $2.16 and $0.48 for the same respective periods.

Liquidity and Capital Resources
     The following discussion should be read in conjunction with our condensed consolidated statements of cash flows:

	December 31,
	2007	2006
Cash and investments	$33,008	$13,771
Working capital	$34,050	$17,818
Working capital ratio(1)	3.0	2.4
Long-term leases	$40	$9
Long-term debt/capitalization(2)	0.1%	0.0%
Long-term liabilities/capitalization(3)	4%	9%

(1)	Working capital ratio equals current assets divided by current liabilities.

(2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

(3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash provided by operating activities for the first nine months of fiscal 2008 was $16,014, compared with $3,500 for the nine months ended December 31, 2006. The increase was due to greater net income as well as the greater use of deferred tax assets in the nine-month period ended December 31, 2007 (i.e., net operating losses and research and development credits), which was enabled by greater income and less operating working capital. Operating working capital was lower due to continued reduction in our cash conversion cycle.
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government and government-sponsored Moody’s Investor Service, Inc. AAA rated instruments, generally with maturity periods of 91 to 120 days. Investments at December 31, 2007 and March 31, 2007 were $29,890 and $13,676, respectively.
     Other sources of cash for the nine-months ended December 31, 2007 included the issuance of common stock to cover stock options exercised, which raised $970, as compared with $413 in the first nine months of fiscal 2007, sales of equipment, which raised $44 as compared with $15 for the nine months ended December 31, 2006, and repayments of notes outstanding for purchases of common stock granted under our Long-Term Stock Ownership Plan of $39, compared with $13 for the nine months ended December 31, 2006. In the current quarter, under financing activities, we recognized a $1,198 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense.
     Other uses of cash for the nine months ended December 31, 2007 included dividend payments of $344 and capital expenditures of $659, compared with $290 and $1,152, respectively, for the first nine months of fiscal 2007. In the current nine-month period, we borrowed and repaid $69 to finance working capital needs, as compared with $3,073 for the nine months ended December 31, 2006. In the nine months ended December 31, 2007, we contributed $2,000 into our defined benefit pension plan, compared with $2,500 for the nine months ended December 31, 2006.

     Capital expenditures for fiscal 2008 are projected to be $1,500 and to consist largely of continuing plant productivity and information technology enhancements.
     On December 5, 2007, we entered into a new revolving credit facility with Bank of America, N.A. that provides a line of credit of $30,000 including letters of credit and bank guarantees. Borrowings under our banking facility are secured by all of our assets. Letters of credit outstanding under our credit facility on December 31, 2007 and 2006 were $11,121 and $7,280, respectively.
     The new revolving credit agreement includes several changes compared with our former credit facility, including an increase in the facility capacity limit from $20,000; a maximum annual dividend payout of $1,200 compared with $600; elimination of facility sub-limits for borrowings, the issuance of letters of credit or the issuance of bank guarantees on the obligations of our Chinese subsidiary by Bank of America’s Shanghai China branch; expanded use of borrowings; and a reduction in pricing. Under the new revolving credit agreement, we covenant to maintain a ratio of total liabilities, excluding non-current portion of subordinated liabilities, to tangible net worth not to exceed 1.35 to 1.
     We had no borrowings outstanding on either December 31, 2007 or 2006. Our borrowing rate as of December 31, 2007 was Bank of America’s prime rate minus 125 basis points, or 6%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three-month periods ended December 31, 2007 and 2006 were $26,647 and $17,127, respectively, up 56%. Orders for the nine-month period ended December 31, 2007 of $72,018 were up 21%, compared with the nine months ended December 31, 2006, when orders were $59,284. Orders represent communications received from customers requesting us to supply products and services. We experienced a significant increase in orders for vacuum pump systems, surface condensers and aftermarket orders in the three-month period ended December 31, 2007, compared with the three-month period ended December 31, 2006. This business included orders received outside of the oil refinery sector, largely for fertilizer and ethanol applications as well as for significant capital maintenance projects in the domestic refinery sector. As a result of expanded capacity in the third quarter of fiscal 2008, we accepted orders from a broader industry group.
     Domestic orders were up 101%, or $9,877, and export orders were down 5% in the third quarter ended December 31, 2007, in each case compared with the third quarter of fiscal 2007. For the nine months ended December 31, 2007, compared with the nine months ended December 31, 2006, domestic orders were up 103%, or $26,310, and export orders were down 40%, or $13,576. Domestic refinery orders are attributed to refinery capacity expansion, revamping of refineries to process “heavier” feed stocks, and requirements to meet cleaner fuel standards. Export refinery orders from South America and China were up in the nine months ended December 31, 2007 as compared with the nine months ended December 31, 2006. This increase was driven by greater use of unconventional fuels and by capacity expansion projects in Asia. Petrochemical and other process industry business was driven largely from the global need to increase capacity and the expansion of emerging alternative energy technologies.
     The geographic origination of orders is largely a matter of order selection by us. Looking ahead to fiscal 2009, we believe the global refinery and petrochemical markets we serve will continue to be strong and could remain strong for the next several years. Our revenue is driven significantly from major project work. As a result, the timing of when two or three orders within a six-month period are released can have a significant impact on a future quarterly period. In general, we believe the revenue outlook for our business remains on an upward trend for the current and next few years, as we continue to expand our capacity to address growing demand, however, we believe quarterly sales, orders, net income and other financial information, compared on a year-over-year basis, will result in both increases and decreases, and decisions on upward or downward financial trends from this data should not be reached because our quarterly financial results can be very sensitive to a limited number of transactions.
     Backlog was $62,974 at December 31, 2007, compared with $47,597 at December 31, 2006, a 32% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 13% of orders currently in backlog are not expected to be converted to sales within the next twelve months. Approximately 50% of our backlog can be attributed to equipment for refinery project work, 23% to chemical and petrochemical projects, and 27% to other industrial or commercial applications.
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of December 31, 2007, other than noted above, we were unaware of any other pending litigation matters.
     In May 2006, we completed the formation of a wholly-owned Chinese subsidiary located in Suzhou, China, and committed to invest an aggregate of $2,100 over a two-year period. Through December 31, 2007, we have invested $1,464 in our Chinese subsidiary.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of our 2009 fiscal year, which commences April 1, 2008. We are currently evaluating the impact SFAS No. 157 will have on our financial position, results of operations and cash flows.
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
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of December 31, 2007 or 2006 other than operating leases.
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
Foreign Currency
     International consolidated sales for the three and nine-month periods ended December 31, 2007 were 48% and 44% of total sales, compared with 39% and 52% for the three and nine-month periods ended December 31, 2006. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to United States dollars. In each of the three and nine-month periods ended December 31, 2007 and 2006, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in any reporting periods in fiscal 2007 or 2008, and as of December 31, 2007 and December 31, 2006, we held no forward foreign currency contracts.
     We have limited exposure to foreign currency purchases. In the three-month and nine-month periods ended December 31, 2007 and 2006, our purchases in foreign currencies represented 2% and 1%, and 2% and 3%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in any reporting periods in fiscal 2008 or 2007, and as of December 31, 2007 and December 31, 2006, we held no forward foreign currency contracts.

Equity Price Risk
     Our Long-Term Incentive Plan provides for awards of share equivalent units (“SEUs”) for our non-employee directors based upon the performance of our common stock. SEUs are valued at fair market value, thereby exposing us to equity price risk. Upward adjustment to market value is limited to (a) $6.40 per unit if at the valuation date the fair market value was less than $6.40 per unit or (b) the fair market value at the valuation date if the fair market value on that date was greater than $6.40 per unit. Gains and losses recognized due to market price changes are included in results of operations. Based upon the plan provisions and SEUs outstanding at December 31, 2007 and 2006, and a $45 share price, an increase in our stock price would have no effect on our income before income taxes because all SEUs outstanding were awarded at a fair market value of less than $15. A 50% and 75% decrease in our stock price at December 31, 2007 and 2006 would positively impact income before income taxes by $0 and $17, and $0 and $16, respectively.
     Assuming required net income targets are met, certain awards would be provided, and based upon a per share stock price of $45, a 50-75% decrease in our stock price would positively impact income before income taxes in future periods ending December 31, as follows:

	2008	2009	2010	2011	2012
50% decrease	$17	$34	$47	$59	$66
75% decrease	$43	$69	$87	$106	$117
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
December 31, 2007
PART II — OTHER INFORMATION
Item 6. Exhibits
See index to exhibits on page 29 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ J. Ronald Hansen
J. Ronald Hansen
Vice President of Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: January 29, 2008

INDEX OF EXHIBITS
(3)	Articles of Incorporation and Bylaws
3.2	Amended and Restated Bylaws of Graham Corporation, are incorporated herein by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K dated October 25, 2007.
(10)	Material Contracts
10.1	Loan Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 5, 2007.

10.2	Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 5, 2007.

10.3	Patent Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.3 of the Company’s current Report on Form 8-K dated December 5, 2007.

10.4	Trademark Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 5, 2007.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications.