Form 10-K
period 2008-03-31
GRAHAM CORP
filed 2008-06-03
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2007, the last business day of the Company’s most recently completed second fiscal quarter, was $145,506,248. The market value calculation was determined using the closing price of the Registrant’s Common Stock on September 28, 2007, as reported on the American Stock Exchange. For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 30, 2008, the registrant had outstanding 4,990,356 shares of common stock, $.10 par value, and 4,990,356 common stock purchase rights.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2008 Annual Meeting of Stockholders, is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION
Annual Report on Form 10-K
Year Ended March 31, 2008

Note:	Portions of the registrant’s definitive proxy statement, to be issued in connection with the registrant’s 2008 Annual Meeting of Stockholders to be held on July 31, 2008, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data).

Item 1.	Business.

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

Our products are used in a wide range of industrial process applications, including:

•	petroleum refineries;

•	chemical and petrochemical plants;

•	fertilizer plants;

•	power generation facilities, such as fossil fuel, nuclear, cogeneration and geothermal power plants;

•	pharmaceutical plants;

•	plastics plants;

•	liquefied natural gas production facilities;

•	soap manufacturing plants;

•	air conditioning systems;

•	food processing plants; and

•	other process industries.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in 1936. Our principal business location is in Batavia, New York. We also maintain a wholly-owned subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. located in Suzhou, China. As of March 31, 2008, we had 281 full-time employees.

Our Fiscal 2008 Highlights

Highlights for our fiscal year ended March 31, 2008, which we refer to as fiscal 2008, include:

•	Net income and income per diluted share for fiscal 2008, were $15,034 and $2.98 compared with net income of $5,761 and income per diluted share of $1.17 for fiscal year ended March 31, 2007, which we refer to as fiscal 2007. Net income for fiscal 2008 was a record high.

•	Net sales for fiscal 2008 of $86,428 were up 31% compared with net sales of $65,822 for fiscal 2007. Fiscal 2008 net sales were a record high.

•	Orders placed with us in fiscal 2008 of $107,102 were up 24% compared with fiscal 2007, when orders were $86,540. Orders received in fiscal 2008 were a record high.

•	Backlog grew to $75,662 on March 31, 2008, representing a 40% increase compared with March 31, 2007, when our backlog was $54,184. Backlog as of March 31, 2008 was a record high.

•	Gross profit and operating margins for fiscal 2008 were 40% and 24% compared with 26% and 9%, respectively, for the year ended March 31, 2007. Gross profit margin and operating margin percentages for fiscal 2008 were record highs.

•	Cash and short-term investments at year-end fiscal 2008 were $36,793, compared with $15,051 as of March 31, 2007, up 144%. Cash and investments on hand at March 31, 2008 were a record high.

We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include:

•	Global consumption of crude oil is estimated to expand significantly over the next decade.

•	There is a shortage of global oil refining capacity, which is being addressed through refinery upgrades, revamps and expansions.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a differential in raw material prices for sweet and sour crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we design and manufacture.

•	Expanding middle class in Asia is driving increasing demand for power, refinery and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

•	Refineries in the United States are being upgraded to process synthetic crude oil from the Alberta oil sands region of Canada.

Our Customers and Markets

Our principal customers include large chemical, petrochemical, petroleum refining and power generating industries, which are end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and original equipment manufacturers, who combine our products into their equipment prior to its sale to end users.

Our products are sold using a combination of sales engineers we employ directly and independent sales representatives located worldwide. No part of our business is dependent on a single customer or a few customers, the loss of which would seriously harm our business, or on contracts or subcontracts that are subject to renegotiation or termination by a governmental agency.

Forty to fifty percent of our revenue is generated from foreign sales, and we believe that revenue from the sale of our products outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. We have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. As a result of the expansion of our presence in Asia, we expect that the Asian market will continue to account for an increasing percentage of our revenue.

A breakdown of our net sales by geographic area for fiscal 2008, 2007 and 2006 is contained in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. We presently have no plans to enter any new industry segments that would require the investment of a material amount of our assets or that we would otherwise consider to be material.

Our Strengths

Our core strengths are as follows:

•	We have strong brand recognition. Over the past 72 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that such recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets.

•	We engineer and manufacture high quality products and systems that address the particular needs of our customers. With over 72 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

•	We have a global presence. Our products are used worldwide, and we have sales representatives located in major cities throughout the world.

•	We believe that we have a solid reputation and strong relationships with our existing customer base, as well as with our key suppliers.

•	We have a strong balance sheet with significant cash and investments, and minimal debt. We have a high quality credit facility, which allows for a $30,000 borrowing capacity.

Our Strategy

We intend to continue to grow our business and improve our results of operations by utilizing the following core strategies:

•	Capitalize on the strength of the Graham brand in order to win more business in our traditional markets and enter other markets.

•	Continue to invest in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Invest resources to meet the growing demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets. Specifically, we intend to establish sales, engineering and manufacturing capabilities in Asia where we believe estimates of demand for oil and oil by-products will continue to increase.

•	Delivering products and solutions that enable our customers to achieve their operating objectives.

•	Provide products and services to our customers that differentiate us from our competitors, and which allows us to win new orders based on value.

•	Expand our margins by implementing and expanding upon our operational efficiencies through a flexible manufacturing flow model and other cost efficiencies.

•	Enhance our engineering and manufacturing capacities, especially in connection with the design of our products, in order to be able to more quickly respond to existing and future customer demands.

•	Accelerate our bids on available contracts by implementing front-end bid automation and design processes.

•	Expand our global sales presence in order to further broaden our existing markets and reach additional markets.

•	Examine acquisition and organic growth opportunities to expand and complement our core business, including opportunities to extend our existing product lines and opportunities to move into complementary product lines.

Competition

Our business is highly competitive. The principal basis on which we compete include technology, price, performance, reputation, delivery, and quality. We have several competitors in our primary markets which are listed below:

NORTH AMERICA

Market	Competitors

Refining vacuum distillation	Gardner Denver
Chemicals/Petrochemicals	Croll Reynolds; Schutte Koerting; Gardner Denver
Turbomachinery Original Equipment Manufacturer (“OEM”) — refining, petrochemical	Ambassador; Yuba; Kreuger
Turbomachinery OEM — power and power producer	Holtec; Babcock; Thermal Engineering; Yuba; Kreuger
HVAC	Alfa Laval; APV; ITT; Ambassador

INTERNATIONAL

Market	Competitors

Refining vacuum distillation	Gardner Denver; GEA Jet Pump; Korting Hannover; Edwards
Chemicals/Petrochemicals	Croll Reynolds; Schutte Koerting; Gardner Denver; GEA Jet Pump; Korting Hannover; Edwards
Turbomachinery OEM — refining, petrochemical	Donghwa-Entec; Bumwoo; Oiltechnik; Kreuger; various local fabricators
Turbomachinery OEM — power and power producer	Holtec; Babcock; Thermal Engineering; Yuba; Kreuger

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

Environmental Matters

We believe that we are in material compliance with existing environmental laws and regulations. We do not anticipate that our compliance with federal, state and local laws regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment will have a material effect upon our capital expenditures, earnings or competitive position.

Seasonality

No material part of our business is seasonal in nature.

Research Activities

During fiscal 2008, fiscal 2007 and fiscal 2006, we spent approximately $3,579, $3,581 and $3,136, respectively, on research and development activities relating to the development of new products and services, or the improvement of existing products and services.

Information Regarding Our International Sales

The revenue from the sale of our products outside the United Sates has accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 46%, 50% and 50% of our revenues in fiscal 2008, 2007 and 2006, respectively, resulted from revenues from foreign sales. Revenue attributed to sales in Asia constituted approximately 15%, 17% and 16% of our revenues in fiscal 2008, 2007 and 2006, respectively. Revenue attributed to sales in the Middle East constituted approximately 11%, 23% and 14% of our revenue in fiscal 2008, 2007 and 2006, respectively.

Our international sales operations, including those in Asia and in other foreign countries, are subject to numerous risks. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for more information.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically. Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549.

We maintain an Internet website at www.graham-mfg.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A.	Risk Factors

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report on Form 10-K. If any of the events or risks described below occur or materialize, our business and results of operations could be seriously harmed.

Risks related to our business

The industries in which we operate are cyclical, and downturns in such industries may adversely affect our operating results.

Historically, a substantial portion of our revenue has been derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we are currently in an upturn of demand for our products in the petrochemical, petroleum refining and power generating industries, a downturn in one or more of these industries could occur at any time. A deterioration in any of the cyclical industries we serve would harm our business and operating results because our customers would not likely have the resources necessary to purchase our products nor would they likely have the need to build additional facilities or improve existing facilities.

Our international sales operations are subject to uncertainties that could harm our business.

We believe that revenue from the sale of our products outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. For fiscal 2008, our sales to geographic regions were as follows: 54% — United States; 15% — Asia; 11% — Middle East; 10% — Mexico and South America;

7% — Canada; and 3% — various other regions. Our international sales operations are subject to numerous risks, including:

•	difficulty enforcing agreements through some foreign legal systems;

•	general economic and political conditions in the countries where we sell our products may have an adverse effect on our sales in those countries;

•	foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy; and

•	it may be difficult to enforce intellectual property rights in some foreign countries.

The occurrence of any one of the above risks could harm our business and results of operations.

We are subject to foreign currency fluctuations which may adversely affect our operating results.

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. As such, fluctuations in currency exchange rates, which cause the value of the U.S. dollar to increase, could have an adverse effect on the profitability of our business. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. At March 31, 2008 and 2007, we held no forward foreign currency exchange contracts.

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

The loss of any key management personnel and our inability to replace them with qualified management personnel could harm our business.

Competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain qualified management personnel or if a significant number of them were to leave our employ, our business could be harmed. We maintain key person insurance on our President and Chief Executive Officer.

Our business is highly competitive. If we are unable to successfully implement our business strategy, we risk losing market share to current and future competitors.

Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. If we cannot compete successfully against current or future competitors, our business will be harmed.

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

Any restrictions on the supply or the increase in the cost of the materials used by us in manufacturing our products could significantly reduce our profit margins which could harm our results of operations. Any efforts we may engage in to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources.

If we are unable to effectively outsource a portion of our production during times when we are experiencing strong demand, our results of operations might be adversely affected. In addition, outsourcing may negatively affect our profit margins.

When we experience strong demand for our products, our business strategy calls for us to increase manufacturing capacity through outsourcing selected fabrication processes. We could experience difficulty in outsourcing if customers demand that our products be manufactured by us exclusively. Furthermore, our ability to effectively outsource production could be adversely affected by limited worldwide manufacturing capacity. If we are unable to effectively outsource our production capacity when circumstances warrant, our results of operations could be adversely affected and we might not be able to deliver products to our customers on a timely basis. In addition, outsourcing to complete our products and services can increase the costs associated with such products and services. If we rely too heavily on outsourcing and are not able to increase our own production capacity during times when there is high demand for our products and services, our margins may be negatively effected.

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

We conduct our business in China primarily through our wholly-owned Chinese subsidiary. The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China. In particular, the results of operations of our Chinese subsidiary may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation.

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

•	We could issue shares of preferred stock with terms adverse to our common stock. Under our certificate of incorporation, our Board of Directors is authorized to issue shares of preferred stock and to determine the rights, preferences and privileges of such shares without obtaining any further approval from the holders of our common stock. We could issue shares of preferred stock with voting and conversion rights that adversely affect the voting power of the holders of our common stock, or that have the effect of delaying or preventing a change in control of our company.

•	We maintain a stockholder rights, or “poison pill,” plan. Our stockholder rights plan has the effect of discouraging any person or group that wishes to acquire 15% or more of our common stock from doing so without obtaining our agreement because such acquisition would cause such person or group to suffer substantial dilution. Such plan may have the effect of discouraging a change in control transaction that our stockholders would otherwise consider to be in their best interests.

•	Only a minority of our directors may be elected in a given year. Our bylaws provide for a classified Board of Directors, with only approximately one-third of our Board elected each year. This provision makes it more difficult to effect a change of control because at least two annual stockholder meetings are necessary to replace a majority of our directors.

•	Our bylaws contain advance notice requirements. Our bylaws also provide that any stockholder who wishes to bring business before an annual meeting of our stockholders or to nominate candidates for election as directors at an annual meeting of our stockholders must deliver advance notice of their proposals to us before the meeting. Such advance notice provisions may have the effect of making it more difficult to introduce business at stockholder meetings or nominate candidates for election as director.

•	Our certificate of incorporation requires supermajority voting to approve a change of control transaction. Seventy-five percent of our outstanding shares entitled to vote are required to approve any merger, consolidation, sale of all or substantially all of our assets and similar transactions if the other party to such transaction owns 5% or more of our shares entitled to vote. In addition, a majority of the shares entitled to vote not owned by such 5% or greater stockholder are also required to approve any such transaction.

•	Amendments to our certificate of incorporation require supermajority voting. Our certificate of incorporation contains provisions that make its amendment require the affirmative vote of both 75% of our outstanding shares entitled to vote and a majority of the shares entitled to vote not owned by any person who may hold 50% or more of our shares unless the proposed amendment was previously recommended to our stockholders by an affirmative vote of 75% of our Board. This provision makes it more difficult to implement a change to our certificate of incorporation that stockholders might otherwise consider to be in their best interests without approval of our Board.

•	Amendments to our bylaws require supermajority voting. Although our Board of Directors is permitted to amend our bylaws at any time, our stockholders may only amend our bylaws upon the affirmative vote of both 75% of our outstanding shares entitled to vote and a majority of the shares entitled to vote not owned by any person who owns 50% or more of our shares. This provision makes it more difficult for our stockholders to implement a change they may consider to be in their best interests without approval of our Board.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our manufacturing facilities, also located in Batavia, consist of approximately thirty-three acres and contain about 216,000 square feet in several connected buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development.

Additionally, we lease a U.S. sales office in Houston and our Chinese subsidiary leases a sales and engineering office in Suzhou, China.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

Item 3.	Legal Proceedings

This information required by this Item 3 is set forth in Note 14 to our consolidated financial statements include in Item 8 of Part II of the Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

(Dollar amounts in thousands, except per share data)

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the American Stock Exchange under the symbol “GHM”. As of May 30, 2008, there were 4,990,356 shares of our common stock outstanding that were held by approximately 162 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the American Stock Exchange. The table takes into account the effect of our five-for-four stock split in the nature of a dividend, which became effective January 3, 2008.

	High	Low

Fiscal year 2008
First quarter	$22.80	$12.60
Second quarter	36.60	20.33
Third quarter	60.96	31.64
Fourth quarter	50.30	28.00
Fiscal year 2007
First quarter	$18.40	$14.01
Second quarter	15.48	12.88
Third quarter	14.20	10.04
Fourth quarter	13.60	10.14

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. We have declared cash dividends of $.02 per share or greater on our common stock quarterly since July 25, 2002. On October 26, 2007, our Board of Directors approved an increase in the quarterly cash dividend to $.03 per share effective for the dividend payable on January 2, 2008. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

The senior credit facility to which we are a party contains provisions pertaining to the maintenance of a minimum total liabilities to tangible net worth ratio as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The facility also limits the payment of dividends to stockholders to $1,200 per year.

We did not sell any equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

	GRAHAM CORPORATION — EIGHT YEAR SUMMARY OF SELECTED FINANCIAL DATA
	2008	2007(1)	2006(1)	2005(1)(2)	2004(1)(2)
	(Amounts in thousands, except per share data)

Operations:
Net Sales	$86,428	$65,822	$55,208	$41,333	$37,508
Gross Profit	34,162	16,819	15,959	7,540	5,890
Gross Profit Percentage	40%	26%	29%	18%	16%
Income (Loss) From Continuing Operations	15,034	5,761	3,586	296	(832)
Dividends	493	387	367	334	327
Common stock:
Basic Earnings (Loss) From Continuing Operations per Share	$3.03	$1.18	$.79	$.07	$(.20)
Diluted Earnings (Loss) From Continuing Operations Per Share	2.98	1.17	.77	.07	(.20)
Stockholders’ Equity Per Share	9.73	6.31	5.66	3.91	4.37
Dividend Declared Per Share	.10	.08	.08	.08	.08
Market Price Range of Common Stock
High	60.96	18.40	20.80	7.12	4.68
Low	12.60	10.04	6.62	4.28	2.82
Average Common Shares Outstanding — Diluted	5,042	4,925	4,668	4,292	4,117
Financial data at March 31:
Cash and Cash Equivalents and Investments	$36,793	$15,051	$10,988	$2,717	$5,763
Working Capital	36,998	20,119	16,779	11,204	11,652
Capital Expenditures	1,027	1,637	1,048	224	249
Depreciation	862	874	775	768	793
Total Assets	70,711	48,878	40,556	33,529	35,740
Long-Term Debt, Including Capital Lease Obligations	36	56	30	44	93
Stockholders’ Equity	48,536	30,654	27,107	16,578	18,102

(1)	Per share data has been adjusted to reflect a five-for-four stock split declared on October 26, 2007.

(2)	Per share data has been adjusted to reflect a two-for-one stock split declared on July 28, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per share data)

Overview

Highlights for our fiscal year ended March 31, 2008, which we refer to as fiscal 2008, include:

•	Net income and income per diluted share for fiscal 2008, were $15,034 and $2.98 compared with net income and income per diluted share of $5,761 and $1.17 for fiscal year ended March 31, 2007, which we refer to as fiscal 2007. Net income for fiscal 2008 was a record high.

•	Net sales for fiscal 2008 of $86,428 were up 31% compared with $65,822 for fiscal 2007. Fiscal 2008 net sales were a record high.

•	Orders placed with us in fiscal 2008 of $107,102 were up 24% compared with fiscal 2007, when orders were $86,540. Orders received in fiscal 2008 were a record high.

•	Backlog grew to $75,662 on March 31, 2008, representing a 40% increase compared with March 31, 2007, when our backlog was $54,184. Backlog as of March 31, 2008 was a record high.

•	Gross profit and operating margins for fiscal 2008 were 40% and 24% compared with 26% and 9%, respectively, for the year ended March 31, 2007. Gross profit margin and operating margin percentages for fiscal 2008 were record highs.

•	Cash and short-term investments at year-end fiscal 2008 were $36,793, compared with $15,051 as of March 31, 2007, up 144%. Cash and investments on hand at March 31, 2008 were a record high.

We are a global designer and manufacturer of custom-engineered ejectors, liquid ring pump packages, condensers and heat exchangers. Our equipment is used in critical applications in the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, heating, ventilating and air conditioning.

Our corporate offices and production facilities are located in Batavia, New York. Additionally, we have a wholly-owned foreign subsidiary located in Suzhou, China. Our subsidiary in China serves to support sales orders from Asia and provides engineering support and supervision of subcontracted fabrication.

We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include:

•	Global consumption of crude oil is estimated to expand significantly over the next decade.

•	There is a shortage of global oil refining capacity, which is being addressed through refinery upgrades, revamps and expansions.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	There is a differential in raw material prices for sweet and sour crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we design and manufacture.

•	Expanding middle class in Asia is driving increasing demand for power, refinery and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	There is an increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

•	Refineries in the United States are being upgraded to process synthetic crude oil from the Alberta oil sands region of Canada.

Looking ahead to fiscal 2009, we believe the global refinery and petrochemical markets we serve will continue to be strong and could remain strong for the next several years. Refinery capacity continues to expand worldwide with an estimated increase of three to four billion barrels per annum in the next three to five years being necessary to keep up with projected demand. For example, the number of passenger cars and light commercial vehicles sold in China over the next four years is estimated to increase fifty percent. Refinery utilization rates are estimated to be at their highest levels in twenty-five years. We anticipate demand for energy and petrochemical products abroad will continue for the next several years because countries with large populations, such as China and India, are experiencing significant economic growth at the same time drivers such as environmental regulations, change in crude supplies and development of alternative energy sources are affecting both the supply and demand of energy and petrochemical products. Looking beyond the current “super-cycle”, we believe there will be growth potential in emerging market opportunities, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy, which may offer both top and bottom line growth in our future. In addition to growing revenue from major project work, we believe we can continue to grow our heat exchanger and aftermarket businesses.

Forward Looking Statements

This Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2008	2007	2006

Net sales	$86,428	$65,822	$55,208
Net income	$15,034	$5,761	$3,586
Diluted income per share	$2.98	$1.17	$0.77
Identifiable assets	$70,711	$48,878	$40,556

Fiscal 2008 Compared with Fiscal 2007

Sales for fiscal 2008 were $86,428, a 31% increase, as compared with sales of $65,822 for fiscal 2007. Ninety-two percent of the increase in sales in fiscal 2008 compared with fiscal 2007 came from ejector and spare part sales, which were primarily sold to the refinery market. Of the 92%, 75% related to ejectors and the balance related to spare parts. Export sales accounted for 46% and 50% of total sales for fiscal 2008 and fiscal 2007, respectively. Export sales year-over-year increased $6,731, or 21%. The increase in export sales came from Asia, South America and Canada. Sales for fiscal 2008 were 43% to the refining industry, 31% to the chemical and petrochemical industries and 26% to other industrial applications, including electrical power. Sales in fiscal 2007 were 35% to the refining industry, 39% to the chemical and petrochemical industries and 26% to other industrial applications, including electrical power. We divide our products into five broadly defined classifications: ejectors, condensers, aftermarket, heat exchangers and pump packages. Sales for these categories in fiscal 2008 were 42%, 25%, 18%, 12% and 3%, respectively. For fiscal 2007 sales, by the same respective categories, were 33%, 29%, 17%, 14% and 7%. These sales changes by product categories reflect the timing of orders placed with us and are not indicative of buying pattern changes in the markets we serve. For additional information on future sales and our markets, see “Orders and Backlog” below.

Our gross profit percentage for fiscal 2008 was 40% compared with 26% for fiscal 2007. Gross profit dollars for fiscal 2008 increased 103% compared with fiscal 2007. Gross profit percentage and dollars increased primarily due to improved product mix achieved by increased selectivity on orders accepted, improved engineering and manufacturing efficiencies and greater leveraging of manufacturing costs. Our improved operating efficiencies enabled us to achieve greater sales volume in fiscal 2008 without increasing proportionally our cost of products sold.

We believe we will continue to increase capacity through outsourcing and improving operating efficiencies, and that these efforts will contribute to sales growth in fiscal 2009 and beyond.

Selling, general and administrative (“SG&A”) expenses for fiscal 2008 and 2007 were 15% and 16% of sales, respectively. The decline, expressed as a percentage of sales, was due to greater sales in fiscal 2008. Actual costs in fiscal 2008 increased $2,268, or 21%, compared with fiscal 2007. SG&A expenses increased due to greater variable costs (e.g., sales commissions, variable compensation) related to higher sales and net income.

Interest income for fiscal 2008 and 2007 was $1,026 and $516, respectively. Increased interest income followed increases in investments of 144%.

Interest expense was $10 in both fiscal 2008 and 2007.

Our effective tax rate in fiscal 2008 was 32%, compared with an effective tax rate of 12% for fiscal 2007. The effective tax rate for fiscal 2008 was less than the statutory rate of approximately 34% due to the qualified production activities deduction and research and development tax credit (R&D). We anticipate the effective tax rate for fiscal 2009 will be 33%. The fiscal 2007 effective tax rate reflected the benefit of $1,607 in research and development tax credits. The total credit recognized represented qualifying R&D expenditures for fiscal years 1999 to 2007. The R&D tax credit recognized in fiscal 2008 was $234 and represented the approximate magnitude of the amount of credit that we expect under current R&D tax law going forward.

Net income for fiscal 2008 and 2007 was $15,034 and $5,761, respectively. Income per diluted share was $2.98 and $1.17 for the respective periods.

Fiscal 2007 Compared with Fiscal 2006

Sales for fiscal 2007 were $65,822, a 19% increase, as compared with $55,208 for fiscal 2006. Fifty-two percent of this increase came from greater export sales. The growth in export sales primarily came from the Middle East and Asia, and involved both petrochemical and refinery projects. Sales in all product categories (e.g., heat exchangers, ejectors, condensers, vacuum pumps and aftermarket) increased compared with fiscal 2006, but the greatest dollar value increases came from sales of ejectors, heat exchangers and vacuum pumps.

Our heat exchanger products are: Heliflows, plate exchangers, desuperheaters and water heaters. Increased heat exchanger sales accounted for 31% of the increased sales. Heat exchanger sales in fiscal 2007 were led upward by Heliflows and plate exchanger sales. Heat exchanger sales grew due to a broad based strategic effort, which included training, changing the supplier who provided the basic materials used to build plate exchangers, manufacturing efficiencies gained through the implementation of lean procedures, the introduction of software marketing tools and the addition of an expanded agency network. Increased ejector sales in fiscal 2007 accounted for 26% of the increased sales and were due to increased activity from the refinery industry for oil refinery upgrades and capacity expansion projects. Increased vacuum pump sales accounted for 28% of the increased sales and came from domestic refinery applications. The remaining 15% increase in sales, compared with fiscal 2006, came from single digit gains in the other products we sell.

Our gross profit percentage for fiscal 2007 was 26% compared with 29% for fiscal 2006. Gross profit percentage decreased primarily due to greater material costs in fiscal 2007. Material costs, expressed as a percent of sales, were 43% and 37% for fiscal 2007 and 2006, respectively. Gross profit dollars increased 5% in fiscal 2007 as compared with fiscal 2006, as a result of greater sales volume.

SG&A expenses for fiscal 2007 were 16% of sales compared to 19% for fiscal 2006. The decline, expressed as a percentage of sales, was due to greater sales in fiscal 2007. Actual costs increased $301 in fiscal 2007 or 3% compared with fiscal 2006. SG&A expense increased in fiscal 2007 due to the additional costs of operating our Chinese subsidiary, which was formed in May 2006.

Interest income for fiscal 2007 and 2006 was $516 and $316, respectively. Increased interest income in fiscal 2007 followed increases in investments. Investments were $13,676 and $10,418 for fiscal 2007 and 2006, respectively.

Interest expense was $10 for fiscal 2007 compared with $17 for fiscal 2006. Interest expense decreased due to reduced debt and a reduction in the applicable interest rate under our banking facility on a year-over-year basis.

In fiscal 2007, our effective tax rate was 12% compared with an effective tax rate of 38% for fiscal 2006. The fiscal 2006 rate approximated the statutory rate. The fiscal 2007 effective tax rate reflected the benefit of $1,607 in R&D tax credits. The total credit recognized in fiscal 2007 represented qualifying expenditures for fiscal years 1999 to 2007.

Net income for fiscal 2007 and 2006 was $5,761 and $3,586, respectively. Income per diluted share was $1.17 and $0.77 for the respective periods.

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity:

Fiscal 2008	Fiscal 2007	Fiscal 2006

$48,536	$30,654	$27,107

Fiscal 2008 Compared with Fiscal 2007

Stockholders’ equity increased $17,882, or 58%, in fiscal 2008 compared with fiscal 2007. Eighty-four percent of this increase was due to the increase in net income, 15% was due to stock options exercised, and 1% was for all other reasons. In October 2007, we increased our dividend per share from 10 cents per share per annum to 12 cents. Dividends paid in fiscal 2008 increased 27%, or $106, due to this increase and due to additional shares outstanding. It is our objective to continue to increase stockholders value by taking steps to increase the liquidity of our common stock, which could include additional stock splits when and if we believe it is in the Company’s best interest to do so and depending on market conditions.

On March 31, 2008, our net book value was $9.73, up 54% over March 31, 2007.

Fiscal 2007 Compared with Fiscal 2006

Stockholders’ equity increased $3,547, or 13%, in fiscal 2007 compared with fiscal 2006. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This pronouncement required, as of March 31, 2007, that we measure the prepaid assets and liabilities appearing on our balance sheet pertaining to our defined benefit postretirement plans under the projected benefit obligation method and adjust asset and/or liability valuation changes through accumulated other comprehensive loss, which is a component of stockholders’ equity. The net effect of this accounting change was a reduction in stockholders’ equity of $2,373. Offsetting this reduction was net income for fiscal 2007 of $5,761. These two items accounted for 96% of the change in Stockholders’ equity in fiscal 2007 compared with fiscal 2006. As of March 31, 2007, our net book value per share increased to $6.31, up 13.1% from March 31, 2006.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets:

	March 31,
	2008	2007

Working capital	$36,998	$20,119
Working capital ratio(1)	2.8	2.2
Long-term debt (capital leases)	$36	$56
Long-term debt/capitalization(2)	0.0%	0.2%
Long-term liabilities/capitalization(3)	3.7%	5.2%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.

As of March 31, 2008, contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter are as follows:

		Payments Due by Period
		Less Than	1 − 3	3 − 5
	Total	1 Year	Years	Years	Thereafter

Capital lease obligations	$63	$24	$39	$—	$—
Operating leases(1)	388	126	166	96	—
Pension and postretirement benefits(2)	3,629	3,629	—	—	—
Accrued compensation	303	71	—	—	232
Accrued pension liability	271	—	271	—	—

Total	$4,654	$3,850	$476	$96	$232

1)	For additional information, see Note 5 to the consolidated financial statements.

2)	Amounts represent anticipated contributions during fiscal 2009 to our defined benefit pension plan and postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged for fiscal 2009. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. The contribution to our defined benefit pension plan for fiscal 2009 is estimated to be $3,500.

Fiscal 2008 Compared with Fiscal 2007

Net cash provided by operating activities for fiscal 2008 was $19,702, compared with $5,193 for fiscal 2007. The increase was due to higher net income, greater utilization of deferred tax assets (thereby reducing cash needed to pay taxes in the current fiscal year) and operating the business with less operating working capital. Operating working capital was lower due to continued reduction in our cash conversion cycle, which was 31 days as of March 31, 2008 compared with 51 days as of March 31, 2007. The decrease in our cash conversion cycle was accomplished through reducing accounts receivable and inventory balances during fiscal 2008. Sales in fiscal 2008 were managed with an average operating working capital level of 3% of sales compared with 8% in fiscal 2007.

We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of 91 to 120 days. Investments at March 31, 2008 and March 31, 2007 were $34,681 and $13,676, respectively.

Other significant sources of cash for the current year included the issuance of common stock to cover stock options exercised, which raised $1,116, as compared with $413 in fiscal 2007. In addition, in fiscal 2008 we recognized a $1,473 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense, compared with $0 for fiscal 2007. All other sources of cash in fiscal 2008 equaled $45 compared with $67 in fiscal 2007.

Other significant uses of cash for fiscal 2008 included dividend payments of $493 and capital expenditures of $1,027, compared with $387 and $1,637, respectively, for fiscal 2007. In fiscal 2008, we contributed $3,000 into our defined benefit pension plan, compared with $2,500 for fiscal 2007. In fiscal 2008, we repaid $37 in excess of amounts borrowed for bank borrowings and capitalized leases, as compared with $52 for fiscal 2007. All other uses of cash in fiscal 2008 equaled $17 compared with $0 in fiscal 2007.

Capital expenditures in fiscal 2008 were 60% for plant machinery and equipment and 40% was for all other. Fifty-six percent of our capital expenditure spending was for productivity improvements and the balance was primarily for capitalized maintenance. Capital expenditures for fiscal 2009 are expected to be $2,085 and planned investment is believed to be about 34% for machinery and equipment, 53% for information technology and 13% for all other. We estimate 68% of our capital budget in fiscal 2009 will support productivity improvements with the balance primarily for capitalized maintenance projects.

On December 5, 2007, we entered into a new revolving credit facility with Bank of America, N.A. that provides a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our bank facility are secured by all of our assets. Letters of credit outstanding under our credit facility on March 31, 2008 and 2007 were $11,292 and $8,578, respectively. Other utilization of our facility limits at March 31, 2008 and 2007 were $0. Our borrowing rate as of March 31, 2008 was Bank of America’s prime rate minus 125 basis points, or 4%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

The new revolving credit agreement includes several changes compared with our former credit facility, including an increase in the facility capacity limit from $20,000; a maximum annual dividend payout of $1,200 compared with $600; elimination of facility sub-limits for borrowings, the issuance of letters of credit or the issuance of bank guarantees on the obligations of our Chinese subsidiary by Bank of America’s Shanghai China branch; expanded use of borrowings; and a reduction in pricing. Under the new revolving credit agreement, we covenanted to maintain a ratio of total liabilities, excluding non-current portion of subordinated liabilities, to tangible net worth not to exceed 1.35 to 1. We are in compliance with this covenant.

Orders and Backlog

Orders for fiscal 2008 and fiscal 2007 were $107,102 and $86,540, respectively, up 24%. Orders represent communications received from customers requesting us to supply products and services. We experienced a significant increase in orders for surface condensers, vacuum pump package and aftermarket orders in fiscal 2008 compared with fiscal 2007. Surface condenser orders represented 29% of our orders, vacuum pump packages 8% and aftermarket 21% of our orders for the current fiscal year compared with 27%, 4% and 12% for surface condenser, vacuum pump package and aftermarket orders, respectively, in fiscal 2007. In dollars, year-over-year surface condensers, vacuum pump package and aftermarket orders grew $8,052, $5,545 and $12,913, respectively for fiscal 2008, 2007 and 2006. Condenser orders for refinery and petrochemical applications in the Middle East, Canada and China, vacuum pump package orders for domestic refinery capacity expansion and aftermarket orders for capitalized maintenance projects in the domestic refinery sector accounted for the increases.

Domestic orders were 63%, or $67,493, of our total orders and export orders were 37%, or $39,609, of our total orders in fiscal 2008 compared with fiscal 2007, when domestic orders were 47%, or $40,693, of our total orders and export orders were 53%, or $45,847. Excluding our heat exchanger business, which represented approximately 16% of our domestic orders, our domestic orders were heavily weighted for refinery orders and were attributed to refinery capacity expansion, revamping of refineries to process “heavier” feed stocks, and requirements to meet cleaner fuel standards. While overall export orders were down in fiscal 2008 due to order selection criteria, export refinery orders from China, South America and Canada were up in fiscal 2008 compared with fiscal 2007. Orders from Canada and South America were driven by greater use of unconventional fuels (e.g., heavy oil, high viscosity, and tar sands). China orders were for capacity expansion projects. New petrochemical business was driven largely from the global need to increase capacity and the expansion of emerging alternative energy technologies.

Backlog was $75,662 at March 31, 2008 compared with $54,184 at March 31, 2007, a 40% increase. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 11% of orders currently in backlog is not expected to be converted to sales within the next twelve months. At March 31, 2008, approximately 49% of our backlog was attributed to equipment for refinery project work, 28% for chemical and petrochemical projects, and 23% for other industrial or commercial applications. At March 31, 2007, approximately 43% of our backlog was for refinery project work, 35% for chemical and petrochemical projects, and 22% for other industrial or commercial applications.

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

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of March 31, 2008, other than noted above, we were unaware of any other pending litigation matters.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements and the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Critical Accounting Estimates and Judgments

We have evaluated the accounting policies used in the preparation of the consolidated financial statements and the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and believe those policies to be reasonable and appropriate.

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.

Contingencies, by their nature, relate to uncertainties that require us to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. For more information on these matters see the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

As discussed above under the heading “Critical Accounting Policies,” we recognize the substantial amount of our revenue using the percentage-of-completion method. The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.

The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2008 is 5.91% for our defined benefit pension and 5.65% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would increase fiscal 2008 net periodic benefit expense for our defined benefit pension and other postretirement benefit plan by approximately $157 and $9, respectively.

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

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving our managers with functional responsibilities for financial, credit, tax, engineering, manufacturing and benefit matters, and outside advisors such as lawyers, consultants and actuaries. We believe that the results of this effort provide management with the necessary information on which to base their judgments and to develop the estimates and assumptions used to prepare the financial statements.

We believe that the amounts recorded in the consolidated financial statements included in Item 8 of Part II of with this Annual Report on Form 10-K related to contingencies, revenue, pensions, other post retirement benefits and other matters requiring the use of estimates and judgments are reasonable, although actual outcomes could differ materially from our estimates.

New Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of fiscal 2009, which commenced April 1, 2008. The impact of the adoption of SFAS No. 157 will have no effect on our financial position, results of operations and cash flows.

In fiscal 2007, we adopted the effective provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. We will adopt the measurement provisions of SFAS No. 158 as of March 31, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings. SFAS No. 159 was effective as of April 1, 2009. We have decided not to change how we measure financial instruments and certain other items covered under SFAS No. 159.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and how derivative instruments are related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact, if any, SFAS No. 161 will have on our financial statement disclosures.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2008 or March 31, 2007 other than operating leases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed is foreign currency exchange rates.

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

Foreign Currency

International consolidated sales for fiscal 2008 were 46% of total sales compared with 50% for fiscal 2007. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the fiscal years 2008, 2007 and 2006, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In 2008, 2007 and 2006, our purchases in foreign currencies represented 2%, 3% and 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in 2008 or 2007, and as of March 31, 2008 and 2007, we held no forward foreign currency contracts.

Item 8.	Financial Statements and Supplementary Data

(References to years represent years ended March 31, 2008, 2007 and 2006)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007	2006
	(Amounts in thousands,
	except per share data)

Net sales	$86,428	$65,822	$55,208
Cost of products sold	52,266	49,003	39,249

Gross profit	34,162	16,819	15,959

Other expenses and income:
Selling, general and administrative	13,074	10,806	10,505
Interest income	(1,026)	(516)	(316)
Interest expense	10	10	17

Total other expenses and income	12,058	10,300	10,206

Income before income taxes	22,104	6,519	5,753
Provision for income taxes	7,070	758	2,167

Net income	$15,034	$5,761	$3,586

Per Share Data
Basic:
Net income	$3.03	$1.18	$.79

Diluted:
Net income	$2.98	$1.17	$.77

Average common shares outstanding:
Basic	4,956	4,867	4,567
Diluted	5,042	4,925	4,668
Dividends declared per share	$.10	$.08	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(Amounts in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$2,112	$1,375
Investments	34,681	13,676
Trade accounts receivable, net of allowances ($41 and $48 in fiscal 2008 and fiscal 2007, respectively)	5,052	11,859
Unbilled revenue	8,763	4,793
Inventories	4,797	4,682
Domestic and foreign income taxes receivable	1,502	145
Prepaid expenses and other current assets	463	209

Total current assets	57,370	36,739
Property, plant and equipment, net	9,060	8,780
Deferred income tax asset	70	2,901
Prepaid pension asset	4,186	445
Other assets	25	13

Total assets	$70,711	$48,878

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$20	$37
Accounts payable	5,461	5,143
Accrued compensation	4,517	3,205
Accrued expenses and other liabilities	2,114	2,048
Customer deposits	5,985	6,100
Deferred income tax liability	2,275	87

Total current liabilities	20,372	16,620
Capital lease obligations	36	56
Accrued compensation	232	263
Deferred income tax liability	315	—
Other long-term liabilities	—	58
Accrued pension liability	271	251
Accrued postretirement benefits	949	976

Total liabilities	22,175	18,224

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $1 par value —
Authorized, 500 shares
Common stock, $.10 par value —
Authorized, 6,000 shares
Issued, 4,991 and 4,859 shares in 2008 and 2007, respectively	499	389
Capital in excess of par value	12,674	10,008
Retained earnings	37,216	22,675
Accumulated other comprehensive loss	(1,820)	(2,367)
Treasury stock (1 share in 2008)	(22)	—
Notes receivable from officers and directors	(11)	(51)

Total stockholders’ equity	48,536	30,654

Total liabilities and stockholders’ equity	$70,711	$48,878

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007	2006
	(Dollar amounts in thousands)

Operating activities:
Net income	$15,034	$5,761	$3,586

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	989	887	793
Discount accretion on investments	(904)	(458)	(265)
Stock-based compensation expense	187	84	—
Loss (gain) on disposal or sale of property, plant and equipment	3	(17)	(6)
Deferred income taxes	4,342	646	2,150
(Increase) decrease in operating assets:
Accounts receivable	6,807	(5,882)	4,048
Unbilled revenue	(3,969)	185	(1,358)
Inventories	(115)	433	(45)
Domestic and foreign income taxes receivable	(634)	(31)	(70)
Prepaid expenses and other current and non-current assets	(250)	(7)	(104)
Prepaid pension asset	(3,045)	(1,979)	(3,076)
Increase (decrease) in operating liabilities:
Accounts payable	159	1,007	761
Accrued compensation, accrued expenses and other current and non-current liabilities	1,308	237	825
Customer deposits	(127)	4,547	258
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(83)	(220)	(964)

Total adjustments	4,668	(568)	2,947

Net cash provided by operating activities	19,702	5,193	6,533

Investing activities:
Purchase of property, plant and equipment	(1,027)	(1,637)	(1,048)
Proceeds from disposal of property, plant and equipment	45	25	8
Purchase of investments	(94,781)	(33,300)	(33,160)
Redemption of investments at maturity	74,680	30,500	25,000

Net cash used by investing activities	(21,083)	(4,412)	(9,200)

Financing activities:
Decrease in short-term debt, net	—	—	(1,872)
Principal repayments on long-term debt net of proceeds from issuance of long-term debt	(37)	(52)	(50)
Issuance of common stock	1,116	413	1,424
Dividends paid	(493)	(387)	(452)
Sale of treasury stock	—	—	3,403
Excess tax deduction on stock awards	1,473	—	—
Other	(17)	42	61

Net cash provided by financing activities	2,042	16	2,514

Effect of exchange rate changes on cash	76	8	(1)

Net increase (decrease) in cash and cash equivalents	737	805	(154)
Cash and cash equivalents at beginning of year	1,375	570	724

Cash and cash equivalents at end of year	$2,112	$1,375	$570

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated		Notes
	Common Stock		Capital in		Other		Receivable
		Par	Excess of	Retained	Comprehensive	Treasury	from Officers	Stockholders’
	Shares	Value	Par Value	Earnings	Loss	Stock	and Directors	Equity
	(Dollar amounts in thousands)

Balance at April 1, 2005	1,796,740	$180	$5,553	$14,082	$(1,698)	$(1,385)	$(154)	$16,578
Net income				3,586				3,586
Foreign currency translation adjustment					(1)			(1)
Minimum pension liability adjustment, net of income tax of $915					1,698			1,698

Total comprehensive income								5,283
Issuance of shares	136,645	13	1,411					1,424
Stock option tax benefit			725					725
Dividends				(367)				(367)
Two-for-one stock split	1,899,005	190	(190)					—
Sale of treasury stock			2,018			1,385		3,403
Collection of notes receivable from officers and directors							61	61

Balance at March 31, 2006	3,832,390	383	9,517	17,301	(1)	—	(93)	27,107
Net income				5,761				5,761
Foreign currency translation adjustment					7			7

Total comprehensive income								5,768
Adjustment to initially apply SFAS No. 158 for pension and other postretirement benefits, net of income tax of $1,335					(2,373)			(2,373)
Issuance of shares	55,100	6	407					413
Dividends				(387)				(387)
Recognition of equity-based compensation expense			84					84
Collection of notes receivable from officers and directors							42	42

Balance at March 31, 2007	3,887,490	389	10,008	22,675	(2,367)	—	(51)	30,654
Net income				15,034				15,034
Foreign currency translation adjustment					64			64
Pension and other postretirement benefits adjustments, net of income tax of $271					483			483

Total comprehensive income								15,581
Issuance of shares	111,266	11	1,105					1,116
Stock award tax benefit			1,473					1,473
Dividends				(493)				(493)
Five-for four stock split	992,189	99	(99)					—
Recognition of equity-based compensation expense			187					187
Purchase of treasury stock						(22)		(22)

Collection of notes receivable from officers and directors							40	40

Balance at March 31, 2008	4,990,945	$499	$12,674	$37,216	$(1,820)	$(22)	$(11)	$48,536

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for years ended March 31, 2008, 2007 and 2006,
which are referred to as fiscal 2008, fiscal 2007 and fiscal 2006, respectively:

(Amounts in thousands, except per share data)

Note 1 —	The Company and Its Accounting Policies:

Graham Corporation (the “Company”) and its operating subsidiary are primarily engaged in the design, manufacture and supply of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries and sell to customers throughout the world. The Company’s significant accounting policies are set forth below.

Principles of consolidation and use of estimates in the preparation of financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd, located in China. All intercompany balances, transactions and profits are eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

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

Revenue recognition

Percentage-of-Completion Method

The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The Company has established the systems and procedures essential to developing the estimates required to account for contracts using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when known. During fiscal 2007, losses of $404 were recognized on contracts in process. No loss provisions were recorded in fiscal 2008 or fiscal 2006. Revenue recognized on contracts accounted for utilizing percentage-of-completion are presented in net sales in the Consolidated Statement of Operations and unbilled revenue in the Consolidated Balance Sheets to the extent that the revenue recognized exceeds the amounts billed to customers. See “Inventories” below.

Completed Contract Method

Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method. The majority of the Company’s contracts have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-

completion method. The Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer. Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours. Customer acceptance is generally required throughout the construction process and the Company has no further obligations under the contract after the revenue is recognized.

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in cost of products sold.

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2008 are scheduled to mature between April 3 and July 10, 2008.

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

A summary of costs and estimated earnings on contracts in progress accounted for under the percentage of completion method at March 31, 2008 and 2007 is as follows:

	2008	2007

Costs incurred since inception on contracts in progress	$14,817	$11,135
Estimated earnings since inception on contracts in progress	10,340	3,859

	25,157	14,994
Less billings to date	25,561	20,353

Net (over) under billings	$(404)	$(5,359)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2008 and 2007:

	2008	2007

Unbilled revenue	$8,763	$4,793
Progress payments reducing inventory (Note 2)	(3,182)	(4,052)
Customer deposits	(5,985)	(6,100)

Net (over) under billings	$(404)	$(5,359)

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight line method. Estimated useful lives range from approximately five to eight years for office equipment, eight to twenty-five years for manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. The Company assesses all of its long-lived assets for impairment when impairment indicators are identified. When the carrying value of an asset exceeds its undiscounted cash flows, the Company recognizes an impairment loss if the asset’s fair value is less than its carrying value. The impairment is then calculated as the difference between the carrying value and the fair value of the asset. No such impairment losses were recorded in fiscal 2008, fiscal 2007 or fiscal 2006.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,579, $3,581 and $3,136 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Income taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and records a valuation allowance to reduce deferred income tax assets to an amount that represents the Company’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. No valuation allowance was required at March 31, 2008 and 2007.

On April 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The adoption of FIN No. 48 had no effect on the Company’s financial position or results of operations. The Company had no unrecognized tax benefits as of April 1, 2007 or March 31, 2008 and is not aware of any tax positions for which unrecognized tax benefits would be recorded within the next twelve months.

Stock splits

On October 26, 2007, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock and increased the quarterly cash dividend to $.03 per share, effective for the dividend payable on January 3, 2008 to stockholders of record on November 30, 2007. The five-for-four stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every four shares of common stock held on the record date of November 30, 2007. The new common shares were distributed on January 3, 2008. Fractional shares were aggregated and sold by the Company’s transfer agent on January 3, 2008 and the cash received was paid to stockholders of record on November 30, 2007. The par value of the Company’s common stock of $.10 remains unchanged. All share and per share amounts in periods prior to the stock split were adjusted to reflect the five-for-four stock split. The Statement of Stockholders’ Equity in fiscal 2008 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares issued to effect the stock split.

On July 28, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 1, 2005. The new shares of common stock were distributed on October 3, 2005. The par value of the Company’s common stock of $.10 remained unchanged. The Statement of Stockholders’ Equity in fiscal 2006 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares issued to effect the stock split.

Stock-based compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations over the period expected to vest. This change did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows in fiscal 2007. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards. The Company elected the modified prospective transition method, which requires that prior periods not be restated and that compensation cost be recognized in the financial statements for all awards granted after the date of adoption, as well as for existing awards that were not fully vested as of the date of adoption. All of the Company’s equity awards existing at April 1, 2006 were fully vested. SFAS No. 123(R) required that an estimated forfeiture rate be applied to outstanding awards, the impact of which was not material upon adoption. SFAS No. 123(R) also required an entity to calculate the pool of excess benefits available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R) (the “APIC Pool”). The Company elected the alternative simplified method for calculating the APIC Pool, as described in FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. SFAS No. 123(R) also amended SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

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

Year Ended
March 31, 2006

Net income
As reported	$3,586
Stock-based employee compensation cost, net of related tax benefits	(224)

Pro forma net income	$3,362

Basic income per share
As reported	$.79
Pro forma	$.74
Diluted income per share
As reported	$.77
Pro forma	$.72

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

	Year Ended March 31,
	2008	2007	2006

Basic income per share:
Numerator:
Net income	$15,034	$5,761	$3,586

Denominator:
Weighted common shares outstanding	4,919	4,831	4,534
Share equivalent units (“SEUs”) outstanding	37	36	33

Weighted average shares and SEUs outstanding	4,956	4,867	4,567

Basic income per share	$3.03	$1.18	$.79

Diluted income per share:
Numerator:
Net income	$15,034	$5,761	$3,586

Denominator:
Weighted average shares and SEUs outstanding	4,956	4,867	4,567
Stock options outstanding	86	58	99
Contingently issuable SEUs	—	—	2

Weighted average common and potential common shares outstanding	5,042	4,925	4,668

Diluted income per share	$2.98	$1.17	$.77

All options to purchase shares of common stock were included in the fiscal 2008 and fiscal 2006 calculations. There were 56 options to purchase shares of common stock at various exercise prices in fiscal 2007, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $10 in fiscal 2008, $10 in fiscal 2007, and $23 in fiscal 2006. In addition, income taxes paid were $1,908 in fiscal 2008, $160 in fiscal 2007, and $85 in fiscal 2006.

In fiscal 2008, non cash activities included pension and other postretirement benefit adjustments required by SFAS No. 158 of $483, net of income tax. Non cash activities during fiscal 2007 included the adjustment of $2,373, net of income tax, to recognize in the Company’s consolidated financial statements the overfunded and underfunded status of the Company’s defined benefit pension and postretirement plans as required by SFAS No. 158. For more information, see “Accounting and Reporting Changes” below. In fiscal 2006, non cash activities included the recognition of a minimum pension liability adjustment, net of income tax, of $1,698.

At March 31, 2008, there were $158 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Consolidated Statement of Cash Flows.

In fiscal 2007 and fiscal 2006, capital expenditures totaling $71 and $46, respectively, were financed through the issuance of capital leases.

Accumulated other comprehensive income (loss)

Comprehensive income is comprised of net income and other comprehensive income or loss items, which are accumulated as a separate component of stockholders’ equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment, a minimum pension liability adjustment and pension and other postretirement benefit adjustments.

Accounting and Reporting Changes

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the Company’s fiscal year ending March 31, 2009. The impact of adopting SFAS No. 157 will have no effect on the Company’s financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value in order to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently. SFAS No. 159 was effective as of April 1, 2009. The Company has decided not to change how it measures financial instruments and certain other items covered under SFAS No. 159.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect, if any, SFAS No. 161 may have on our consolidated financial statement disclosures.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In the Consolidated Statements of Operations, interest income was reclassed from “Selling, general and administrative expense” to the separate line item “Interest income” for fiscal 2007 and fiscal 2006.

Note 2 —	Inventories:

Major classifications of inventories are as follows:

	March 31,
	2008	2007

Raw materials and supplies	$2,047	$1,427
Work in process	5,348	6,847
Finished products	584	460

	7,979	8,734
Less — progress payments	3,182	4,052

	$4,797	$4,682

Note 3 —	Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2008	2007

Land	$210	$210
Buildings and improvements	10,575	10,560
Machinery and equipment	16,924	15,458
Construction in progress	399	852

	28,108	27,080
Less — accumulated depreciation and amortization	19,048	18,300

	$9,060	$8,780

Depreciation expense in fiscal 2008, fiscal 2007, and fiscal 2006 was $862, $874, and $775, respectively.

Note 4 —	Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year Ended March 31,
	2008	2007

Balance at beginning of year	$357	$330
Expense for product warranties	361	199
Product warranty claims paid	(277)	(172)

Balance at end of year	$441	$357

Note 5 —	Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $145, $79 and $50 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized.

	March 31,
	2008	2007

Machinery and equipment	$116	$171
Less accumulated amortization	64	80

	$52	$91

Amortization of machinery and equipment under capital leases amounted to $34, $27 and $42 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, and is included in depreciation expense.

As of March 31, 2008, future minimum payments required under non-cancelable leases are:

	Operating	Capital
	Leases	Leases

2009	126	24
2010	82	20
2011	84	19
2012	59	—
2013	37	—

Total minimum lease payments	$388	$63

Less — amount representing interest		7

Present value of net minimum lease payments		$56

Note 6 —	Debt:

Short-Term Debt Due to Banks

The Company and its subsidiary had no short-term borrowings outstanding at March 31, 2008 and 2007.

On December 5, 2007, the Company entered into a new revolving credit facility agreement that provides a line of credit up to $30,000, including letters of credit and bank guarantees, through December 5, 2010. See Note 7 to the consolidated financial statements for more information. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The agreement allows the Company to borrow at the bank’s prime rate minus a variable percentage that may range from .50% to 1.25% or the LIBOR rate plus a variable percentage that may range from .50% to 1.25%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth. The Company was able to borrow at a rate of prime minus 125 basis points at March 31, 2008 and 2007. The bank’s prime rate was 5.25% and 8.25% at March 31, 2008 and 2007, respectively.

The credit facility allows the Company at any time to convert balances outstanding not less than $2,000 and up to $9,000 into a two-year term loan. Under this conversion feature, which is available through December 5, 2010, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. Availability under the line of credit was $18,708 at March 31, 2008.

The Company is required to pay commitment fees on the unused portion of the domestic revolving credit facility of 25 basis points less a variable percentage that may range from .25% to .125%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth. The loan agreement contains provisions pertaining to the maintenance of a minimum total liabilities to tangible net worth ratio of 1.35 to 1 as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The dividend provision limits the payment of dividends to stockholders to $1,200 per year. Assets with a book value of $54,423 have been pledged to secure certain borrowings under the credit facility.

There were no short-term borrowings by the Company during fiscal 2008 and fiscal 2007. The weighted average interest rate on short-term borrowings in fiscal 2006 was 5.4%.

Long-Term Debt

The Company and its subsidiary had long-term capital lease obligations outstanding as follows:

	March 31,
	2008	2007

Capital lease obligations (Note 5)	$56	$93
Less: current amounts	20	37

Total	$36	$56

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2008.

Note 7 —	Financial Instruments and Derivative Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2008 and 2007, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2008 and 2007, the Company was contingently liable on outstanding standby letters of credit aggregating $11,292 and $8,578, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to the exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2008 and 2007, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments.

Investments:  The fair value of investments at March 31, 2008 and 2007 approximated the carrying value.

Note 8 —	Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year Ended March 31,
	2008	2007	2006

United States	$22,382	$6,476	$5,739
United Kingdom	(8)	9	14
China	(270)	34	—

	$22,104	$6,519	$5,753

The provision for income taxes related to income before income taxes consists of:

	Year Ended March 31,
	2008	2007	2006

Current:
Federal	$2,646	$80	$—
State	73	29	14
Foreign	9	3	3

	2,728	112	17

Deferred:
Federal	4,474	438	1,878
State	(55)	201	272
Foreign	(77)	7	—

	4,342	646	2,150

Total provision for income taxes	$7,070	$758	$2,167

The reconciliation of the provision calculated using the United States federal tax rate with the provision for income taxes presented in the financial statements is as follows:

	Year Ended March 31,
	2008	2007	2006

Provision for income taxes at federal rate	$7,516	$2,216	$1,956
State taxes	(6)	221	281
Charges not deductible for income tax purposes	26	21	32
Recognition of tax benefit generated by extraterritorial income exclusion	—	(88)	(100)
Recognition of tax benefit generated by qualified production activities deduction	(206)
Research and development tax credits	(234)	(1,607)	—
Other	(26)	(5)	(2)

Provision for income taxes	$7,070	$758	$2,167

The deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax (liability) asset follows:

	March 31,
	2008	2007

Depreciation	$(898)	$(918)
Accrued compensation	143	187
Prepaid pension asset	(1,593)	(421)
Accrued pension liability	94	98
Accrued postretirement benefits	414	460
Compensated absences	476	533
Inventories	(3,124)	(1,112)
Warranty liability	153	139
Accrued expenses	172	322
Federal and state loss carryforwards	122	1,605
Federal tax credits	1,280	1,808
New York State investment tax credit	190	140
Other	51	(26)

	(2,520)	2,815
Less: Valuation allowance	—	—

Total	$(2,520)	$2,815

The net deferred income tax asset is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2008	2007

Current deferred income tax asset	—	$1
Long-term deferred income tax asset	$70	2,901
Current deferred income tax liability	(2,275)	(87)
Long-term deferred income tax liability	(315)	—

	$(2,520)	$2,815

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination by the United States Internal Revenue Service for tax years 2005 through 2007 and tax years 2007 and 2006 are currently under examination. The Company is subject to examination in state and international tax jurisdictions for tax years 2004 through 2007 and tax years 2006 through 2007, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had not recorded any interest or penalties related to uncertain tax positions as of April 1, 2007 or March 31, 2008.

Deferred income taxes include the impact of research and development credits of $1,280, which expire from 2019 to 2028, foreign operating loss carryforwards of $122, which expire in 2013, and investment tax credits of $190, which expire from 2010 to 2023.

Note 9 — Employee Benefit Plans:

Retirement Plans

The Company has a qualified defined benefit plan covering employees in the U.S. hired prior to January 1, 2003, which is non-contributory. Benefits are based on the employee’s years of service and average earnings for the five highest consecutive calendar years of compensation in the ten-year period preceding retirement. The Company’s funding policy for the plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974, as amended. The measurement date for the plan is December 31.

The components of pension cost are:

	Year Ended March 31,
	2008	2007	2006

Service cost-benefits earned during the period	$471	$472	$450
Interest cost on projected benefit obligation	1,123	1,056	988
Expected return on assets	(1,639)	(1,360)	(921)
Amortization of:
Unrecognized prior service cost	4	4	4
Actuarial loss	236	349	297

Net pension cost	$195	$521	$818

The weighted average actuarial assumptions used to determine net pension cost are:

Discount rate	5.91%	5.75%	5.93%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The contribution to the plan for the year ending March 31, 2009 is estimated to be $3,500.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year Ended March 31,
	2008	2007

Change in the benefit obligation
Projected benefit obligation at beginning of year	$19,064	$18,863
Service cost	392	393
Interest cost	1,123	1,056
Actuarial (gain) loss	(958)	(624)
Benefit payments	(602)	(624)

Projected benefit obligation at end of year	$19,019	$19,064

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2008	2007

Discount rate	6.48%	5.91%
Rate of increase in compensation levels	3.5%	3.5%
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$19,509	$15,515
Actual return on plan assets	1,298	2,118
Employer contributions	3,000	2,500
Benefit and administrative expense payments	(602)	(624)

Fair value of plan assets at end of year	$23,205	$19,509

Funded status
Funded status at end of year	$4,186	$445

Amount recognized in the Consolidated Balance Sheets	$4,186	$445

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2008 and 2007 was $15,563 and $15,600, respectively. At March 31, 2008 and 2007, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2008	2007

Net actuarial losses	$2,333	$2,929
Prior service cost	19	22

	$2,352	$2,951

The decrease in accumulated other comprehensive loss, net of income tax, in fiscal 2008 consists of:

Net actuarial gain arising during the year	$445
Amortization of actuarial loss	152
Amortization of prior service cost	3

$600

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2009 are $227 and $5, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2009	$553
2010	693
2011	772
2012	805
2013	871
2014-2018	5,240

Total	$8,934

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target	December 31,
	Allocation	2007	2006

Asset Category
Equity securities	50-70%	64%	66%
Debt securities	20-50%	36%	34%
Other, including cash	0-10%	—	—

		100%	100%

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

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2008, fiscal 2007 and fiscal 2006 was $59, $42 and $28, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2008, fiscal 2007, and fiscal 2006 related to this plan was $20, $19 and $30, respectively. At March 31, 2008 and 2007, the related liability was $271 and $251, respectively, and is included in the caption “Accrued Pension Liability” in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan covering substantially all employees. Company contributions to the plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions were $256 in fiscal 2008, $228 in fiscal 2007, and $220 in fiscal 2006.

Other Postretirement Benefits

In addition to providing pension benefits, the Company has a plan in the U.S., which provides health care benefits for eligible retirees and eligible survivors of retirees. The Company’s share of the medical premium cost has been capped at $4 for family coverage and $2 for single coverage for early retirees, and $1 for both family and single coverage for regular retirees. The measurement date for the plan is December 31.

On February 4, 2003, the Company terminated postretirement health care benefits for its U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged.

The components of postretirement benefit cost (income) are:

	Year Ended March 31,
	2008	2007	2006

Interest cost on accumulated benefit obligation	$61	$63	$70
Amortization of prior service benefit	(166)	(166)	(166)
Amortization of actuarial loss	29	25	15

Net postretirement benefit income	$(76)	$(78)	$(81)

The weighted average discount rate used to develop the net postretirement benefit cost were 5.65%, 5.65% and 5.93% in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year Ended March 31,
	2008	2007

Change in the benefit obligation
Projected benefit obligation at beginning of year	$1,110	$1,175
Interest cost	61	63
Participant contributions	4	14
Actuarial loss	45	24
Benefit payments	(142)	(166)

Projected benefit obligation at end of year	$1,078	$1,110

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2008	2007

Discount rate	6%	5.65%
Medical care cost trend rate	8%	8.5%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2014 and subsequent years. This was accomplished using 1/2% decrements for the years 2009 through 2014.

	Year Ended March 31,
	2008	2007

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	138	152
Participants’ contributions	4	14
Benefit payments	(142)	(166)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(1,078)	$(1,110)

Amount recognized in the Consolidated Balance Sheets	$(1,078)	$(1,110)

The current portion of the accrued postretirement benefit obligation of $129 and $134, at March 31, 2008 and 2007, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss (income), net of income tax, consist of:

	March 31,
	2008	2007

Net actuarial loss	$270	$260
Prior service cost	(731)	(838)

	$(461)	$(578)

The increase in accumulated other comprehensive loss, net of income tax, in fiscal 2008 consists of:

Net actuarial gain arising during the year	$29
Amortization of actuarial loss	(18)
Amortization of prior service cost	106

$117

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2009 are $30 and $(207), respectively.

The following benefit payments are expected to be paid:

2009	$129
2010	126
2011	112
2012	104
2013	100
2014-2018	496

Total	$1,067

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. In 1990, the Company borrowed $2,000 under loan and pledge agreements. The proceeds of the loans were used to purchase shares of the Company’s common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock, which it owns. At March 31, 2000, the loan had been repaid and all shares were allocated to participants. There were 177 and 189 shares in the ESOP at March 31, 2008 and 2007, respectively. There were no Company contributions to the ESOP in fiscal 2008, fiscal 2007 or fiscal 2006. Dividends paid on allocated shares accumulate for the benefit of the employees.

Note 10 —	Stock Compensation Plans:

The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 688 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors; provided, however, that no more than 125 shares of common stock may be used for awards other than stock options. Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

The 1995 Graham Corporation Incentive Plan to Increase Shareholder Value provided for the issuance of up to 480 shares of common stock in connection with grants of incentive stock options and non-qualified stock options to officers, key employees and outside directors. The options were granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. Options can no longer be granted under this Plan.

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which required the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations. All of the Company’s equity awards existing at April 1, 2006 were fully vested.

During fiscal 2008 and fiscal 2007, stock options with a term of ten years from the date of grant were awarded. The stock option awards vest 25% per year over a four-year term. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2008, three thousand shares of restricted stock were awarded. The restricted shares vest over a four-year term as follows: 10% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 40% on the fourth anniversary of the grant date. However, an employee’s outstanding restricted shares will immediately vest in full when the employee becomes eligible for retirement, which is the date on which an employee reaches age 60 and has been employed on a full-time basis for ten or more years. The Company recognizes compensation cost in the period the shares vest.

During fiscal 2008 and fiscal 2007, the Company recognized $187 and $84, respectively, of stock-based compensation cost and $65 and $35, respectively, of related tax benefits. Prior to fiscal 2007, no compensation cost was recognized under stock option plans.

The weighted average fair value of options granted during fiscal 2008, fiscal 2007 and fiscal 2006 was $5.99, $5.54 and $4.93, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Expected life	5 years	5 years	5 years
Volatility	43.86%	48.44%	46.86%
Risk-free interest rate	4.83%	5.03%	4.46%
Dividend yield	.63%	.58%	.63%

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

The Company received cash proceeds from the exercise of stock options of $1,116, $413 and $1,424 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In fiscal 2008, fiscal 2007 and fiscal 2006, the Company recognized a $1,473, $0 and $0, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2008, fiscal 2007 and fiscal 2006:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value

Outstanding at April 1, 2005	478	$4.96
Granted	70	$11.12
Exercised	(299)	$4.77

Outstanding at March 31, 2006	249	$6.92
Granted	74	$15.84
Exercised	(69)	$5.99
Forfeited	(18)	$15.95

Outstanding at March 31, 2007	236	$9.31
Granted	56	$14.66
Exercised	(129)	$8.65
Forfeited	(10)	$15.41
Expired	(6)	$8.50

Outstanding at March 31, 2008	147	$11.52	7.22 years	$3,543

Vested or expected to vest at March 31, 2008	140	$11.34	7.15 years	$3,410

Exercisable at March 31, 2008	59	$6.19	4.90 years	$1,747

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding		Weighted Average
	at March 31,	Weighted Average	Remaining
Exercise Price	2008	Exercise Price	Contractual Life

$ 3.00- 3.52	15	$3.27	3.53 years
4.40- 5.00	30	4.79	4.24
11.12-15.95	97	14.26	8.60
21.68-25.04	5	23.36	9.33

$ 3.00-25.04	147	11.52	7.22

The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of March 31, 2008. The Company’s closing stock price was $35.61 as of March 31, 2008. The total intrinsic value of the stock options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $3,752, $534 and $2,140, respectively. As of March 31, 2008, there was $505 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 2.74 years.

The outstanding options expire between October 2008 and August 2017. Options, stock awards and performance awards available for future grants were 327 at March 31, 2008.

The following table summarizes information about restricted stock outstanding at March 31, 2008:

	Restricted	Weighted Average	Aggregate
	Stock	Grant Date for Value	Intrinsic Value

Outstanding at March 31, 2007	—
Granted	3	$13.80

Outstanding at March 31, 2008	3	$13.80	$55

Vested at March 31, 2008	1	$13.80	$25

Non vested at March 31, 2008	2	$13.80	$30

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $6.40 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $30 in fiscal 2008, $0 in fiscal 2007 and $60 in fiscal 2006. At March 31, 2008 and 2007, there were 37 share equivalent units in the Plan and the related liability recorded was $303 and $272 at March 31, 2008 and 2007, respectively. The (income) expense to mark to market the share equivalent units was $8, $(7) and $0 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Note 11 —	Shareholder Rights Plan:

On July 27, 2000 the Company adopted a Shareholder Rights Plan. Under the Plan, as of September 11, 2000, one share Purchase Right (“Right”) was attached to each outstanding share of common stock. When and if the Rights become exercisable, each Right would entitle the holder of a share of common stock to purchase from the Company one one-hundredth (1/100) interest in a share of Series A Junior Participating preferred stock, at a price of $45.00 per one one-hundredth (1/100) interest in a share of preferred stock, subject to adjustment. The Rights become exercisable upon certain events: (i) if a person or group of affiliated persons acquires 15% or more of the Company’s outstanding common stock; or (ii) if a person or group commences a tender offer for fifteen percent or more of the Company’s outstanding common stock.

The Company may redeem the Rights for $.01 per Right at any time prior to the acquisition by a person or group of affiliated persons of beneficial ownership of 15% or more of the Company’s outstanding common stock (“Acquiring Person”).

In the event that any person or group of affiliated persons becomes an Acquiring Person, each holder of a Right other than Rights beneficially owned by the Acquiring Person will have the right to receive upon exercise a number of shares of common stock having a market value of twice the purchase price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or fifty percent or more of its consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise, a number of shares of common stock of the acquiring corporation that at the time of such transaction will have a market value of two times the purchase price of the Right.

Note 12 —	Related Party Transaction:

In April 2000, the Company’s Board of Directors adopted a Long-Term Stock Ownership Plan to encourage officers and directors to broaden their equity ownership in the Company. The Board authorized the sale under the Plan of up to 400 shares of the Company’s common stock that was held as treasury stock. Of the amount authorized, eligible participants purchased 295 shares at fair market value. The eligible participants paid cash equal to the par value of the shares and a note receivable was recorded by the Company for the remaining balance due on the purchase of the shares. The notes receivable are fixed rate interest bearing notes with a term of ten years. The notes are repayable in equal quarterly installments through March 31, 2010. The notes, which are full recourse notes, contain certain provisions which grant a security interest to the Company in the shares and any proceeds from the sale of the shares and are presented as a component of Stockholders’ Equity in the Consolidated Balance Sheets.

Note 13 —	Segment Information:

The Company has one reporting and operating segment. The Company’s U.S. operation designs and manufactures heat transfer and vacuum equipment. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems for use in several industrial markets. The Company also services and sells spare parts for its equipment.

Net sales by product line for the following fiscal years are:

	2008	2007	2006

Heat transfer equipment	$31,988	$28,275	$24,242
Vacuum equipment	38,911	26,676	21,011
All other	15,529	10,871	9,955

Net sales	$86,428	$65,822	$55,208

The breakdown of net sales by geographic area for the following fiscal years is:

	2008	2007	2006

Net Sales:
Africa	$342	$84	$30
Asia	12,840	11,157	8,854
Australia & New Zealand	85	1,652	295
Canada	5,869	2,764	5,201
Mexico	905	583	2,578
Middle East	9,918	15,253	7,893
South America	7,862	583	1,965
U.S	46,881	33,006	27,881
Western Europe	1,128	566	375
Other	598	174	136

Net sales	$86,428	$65,822	$55,208

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In fiscal 2007 and fiscal 2006, total sales to one customer amounted to 12% and 11%, respectively, of total net sales for the year. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2008.

Note 14 —	Commitments and Contingencies:

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

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At March 31, 2008, other than noted above, management was unaware of any other litigation matters.

In May 2006, the Company completed the formation of a wholly-owned Chinese subsidiary located in Suzhou and committed to invest an aggregate of $2,100 over a two year period. As of March 31, 2008, the Company had fully funded its commitment.

Note 15 —	Sale of Treasury Stock:

On November 23, 2005, the Company completed the sale of 248 shares of its common stock previously held as treasury shares. The shares were sold at $14.40 per share in privately negotiated transactions. As a result of the sale, treasury stock was reduced by $1,385 and capital in excess of par value was increased by $2,018.

Note 16 — Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2008 and fiscal 2007 is presented below:

	First	Second	Third	Fourth	Total
2008	Quarter(1)	Quarter(1)	Quarter	Quarter	Year

Net sales	$19,987	$23,060	$20,625	$22,756	$86,428
Gross profit	6,679	9,897	8,647	8,939	34,162
Provision for income taxes	1,167	2,299	1,948	1,656	7,070
Net income	2,658	4,422	3,763	4,191	15,034
Per share:
Net income:
Basic	.54	.90	.76	.84	3.03
Diluted	.53	.88	.74	.83	2.98
Market price range of common stock	12.60-22.80	20.33-36.60	31.64-60.96	28.00-50.30	12.60-60.96

	First	Second	Third	Fourth		Total
2007(1)	Quarter	Quarter	Quarter	Quarter		Year

Net sales	$14,608	$15,903	$14,500	$20,811		$65,822
Gross profit	4,118	3,224	3,390	6,087		16,819
Provision (benefit) for income taxes	705	267	322	(536)		758
Net income	1,116	563	666	3,416	(2)	5,761
Per share:
Net income:
Basic	.23	.12	.14	.70		1.18
Diluted	.23	.11	.14	.69		1.17
Market price range of common stock	14.01-18.40	12.88-15.48	10.04-14.20	10.14-13.60		10.04-18.40

(1)	Per share data has been adjusted to reflect a five-for-four stock split declared on October 26, 2007.

(2)	In the fourth quarter of fiscal 2007, the Company recognized a tax benefit of $1,607 for research and development tax credits related to qualifying expenditures for fiscal years 1999 to 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiary (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, during the year ended March 31, 2007, the Company adopted the effective provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiary (the “Company”) as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2008 of the Company and our reports dated June 3, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 3, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management, including the Company’s President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in the design of an internal control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item is incorporated herein by reference to the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2008 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2008.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, controller and others performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.graham-mfg.com under the heading “Corporate Governance.” We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the statements under the headings “Compensation of Named Executive Officers and Directors” contained in our proxy statement for our 2008 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference to the statements under the heading “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2008 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2008

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	147	$11.52	327
Equity compensation plans not approved by security holders	—	—	—

Total	147	$11.52	327

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the statements under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2008 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the statements under the heading “Ratification of Independent Registered Public Accounting Firm” contained in our proxy statement for our 2008 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and for each of the three years in the period ended March 31, 2008, and the Company’s internal control over financial reporting as of March 31, 2008, and have issued our reports thereon dated June 3, 2008; such consolidated financial statements and reports are included in your 2008 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
June 3, 2008

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year ended March 31, 2008
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$48	$4	$—	$(11)	$41
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	357	361	—	(277)	441
Restructuring reserve	14	(1)	—	(13)	—
Year ended March 31, 2007
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$28	$23	$—	$(3)	$48
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	330	199	—	(172)	357
Restructuring reserve	26	—	—	(12)	14
Year ended March 31, 2006
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$28	$5	$—	$(5)	$28
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	255	301	—	(226)	330
Restructuring reserve	142	19	—	(135)	26

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
			Not applicable.
(3)	Articles of Incorporation and By-Laws
	3.1		Certificate of Incorporation, as amended, is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (SEC File No. 333-128646) filed on September 28, 2005.
	3.2		Amended and Restated By-laws of Graham Corporation are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 25, 2007.
(4)	Instruments defining the rights of security holders, including indentures
	4.1		Stockholder Rights Plan is incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-A (SEC File No. 000-18703) filed September 15, 2000.
(9)	Voting trust agreement
			Not applicable.
(10)	Material Contracts
	#10	.1	1995 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders.
	#10	.2	Employment Agreement between the Company and J. Ronald Hansen dated May 13, 1993 is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998.
	#10	.3	Graham Corporation Senior Executive Severance Agreement between the Company and J. Ronald Hansen dated July 28, 1995 is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998.
	#10	.4	Amendment No. 1, dated September 26, 1996, to Employment Agreement between the Company and J. Ronald Hansen, dated May 13, 1993, is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998.
	#10	.5	2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders.
	#10	.6	Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders.
	#10	.7	Agreement and Release of Claims between Alvaro Cadena and the Company dated November 29, 2004 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2004.
	#10	.8	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.
	#10	.9	Graham Corporation Outside Directors’ Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2005.
	#10	.10	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.11	Graham Corporation Annual Stock-Based Incentive Award is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.12	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.13	Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.
	#10	.14	Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

	10.15		Loan Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.16		Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.17		Patent Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.18		Trademark Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 5, 2007.
	#*10	.19	Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007.
(11)	Statement re computation of per share earnings
Computation of per share earnings is included in Note 1 of the Notes to Consolidated Financial Statements.
(12)	Statement re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
Not applicable.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
*(21)	Subsidiaries of the registrant
	*21	.1	Subsidiaries of the registrant
(22)	Published report regarding matters submitted to vote of security holders.
Not applicable.
(23)	Consents of Experts and Counsel
	*23	.1	Consent of Deloitte & Touche LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31	.1	Certification of Principal Executive Officer
	*31	.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
	*32	.1	Section 1350 Certifications
(99)	Additional Exhibits
Not applicable

*	Exhibits filed with this report.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

Date: June 3, 2008	By: /s/ J. Ronald Hansen J. Ronald Hansen Vice President — Finance & Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines James R. Lines	President and Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2008

/s/ J. Ronald Hansen J. Ronald Hansen	Vice President — Finance & Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 3, 2008

/s/ Cornelius S. Van Rees Cornelius S. Van Rees	Director	June 3, 2008

/s/ Jerald D. Bidlack Jerald D. Bidlack	Director (Chairman of the Board)	June 3, 2008

/s/ Helen H. Berkeley Helen H. Berkeley	Director	June 3, 2008

/s/ H. Russel Lemcke H. Russel Lemcke	Director	June 3, 2008

/s/ James J. Malvaso James J. Malvaso	Director	June 3, 2008

/s/ Gerard T. Mazurkiewicz Gerard T. Mazurkiewicz	Director	June 3, 2008

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS
filed with
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
of
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED
March 31, 2008

GRAHAM CORPORATION