Form 10-Q
period 2008-06-30
GRAHAM CORP
filed 2008-08-01
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
585-343-2216
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     As of August 1, 2008, there were outstanding 5,038,973 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of June 30, 2008 and March 31, 2008 and for the Three-Month Periods
Ended June 30, 2008 and 2007

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2008
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2008	2008
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$4,222	$2,112
Investments	40,757	34,681
Trade accounts receivable, net of allowances ($41 at June 30 and March 31, 2008)	9,711	5,052
Unbilled revenue	6,248	8,763
Inventories	4,871	4,797
Income taxes receivable	—	1,502
Prepaid expenses and other current assets	516	463

Total current assets	66,325	57,370
Property, plant and equipment, net	9,063	9,060
Deferred income tax asset	57	70
Prepaid pension asset	3,422	4,186
Other assets	22	25

Total assets	$78,889	$70,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$27	$20
Accounts payable	6,060	5,461
Accrued compensation	3,624	4,517
Accrued expenses and other liabilities	1,875	2,114
Customer deposits	7,994	5,985
Income taxes payable	242	—
Deferred income tax liability	2,275	2,275

Total current liabilities	22,097	20,372

Capital lease obligations	50	36
Accrued compensation	242	232
Deferred income tax liability	76	315
Accrued pension liability	277	271
Accrued postretirement benefits	923	949

Total liabilities	23,665	22,175

Stockholders’ equity:
Preferred stock, $1 par value — Authorized, 500 shares
Common stock, $.10 par value — Authorized, 6,000 shares
Issued, 5,040 and 4,991 shares at June 30 and March 31, 2008, respectively	504	499
Capital in excess of par value	14,194	12,674
Retained earnings	42,786	37,216
Accumulated other comprehensive loss	(2,214)	(1,820)
Other	(46)	(33)

Total stockholders’ equity	55,224	48,536

Total liabilities and stockholders’ equity	$78,889	$70,711

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
	(Amounts in thousands, except per share data)
Net sales	$27,647	$19,987
Cost of products sold	15,429	13,308

Gross profit	12,218	6,679

Other expenses and income:
Selling, general and administrative	3,822	3,078
Interest income	(131)	(230)
Interest expense	1	6

Total other expenses and income	3,692	2,854

Income before income taxes	8,526	3,825
Provision for income taxes	2,842	1,167

Net income	5,684	2,658
Retained earnings at beginning of period	37,216	22,675
Dividends	(151)	(97)
Effect of adoption of measurement date provisions of Statement of Financial Accounting Standards No. 158	37	—

Retained earnings at end of period	$42,786	$25,236

Per share data:
Basic:
Net income	$1.13	$.54

Diluted:
Net income	$1.11	$.53

Weighted average common shares outstanding:
Basic	5,042	4,905
Diluted	5,102	5,015

Dividends declared per share	$.03	$.02

Per Share Data — Pro forma Post-Split Basis
(Note 14)
Basic:
Net income	$.56	$.27

Diluted:
Net income	$.56	$.27

Weighted average common shares outstanding:
Basic:	10,085	9,810
Diluted:	10,204	10,030

Dividends declared per share	$.015	$.01

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
	(Amounts in thousands)
Operating activities:
Net income	$5,684	$2,658

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267	231
Discount accretion on investments	(126)	(191)
Stock-based compensation expense	91	32
Deferred income taxes	30	1,174
(Increase) decrease in operating assets:
Accounts receivable	(4,659)	1,547
Unbilled revenue	2,522	(956)
Inventories	(74)	1,095
Income taxes receivable/payable	1,744	7
Prepaid expenses and other current and non-current assets	(51)	(273)
Prepaid pension asset	(37)	(10)
Increase (decrease) in operating liabilities:
Accounts payable	591	(688)
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,137)	(1,017)
Customer deposits	2,003	1,370
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	25	24

Total adjustments	1,189	2,345

Net cash provided by operating activities	6,873	5,003

Investing activities:
Purchase of property, plant and equipment	(219)	(163)
Purchase of investments	(35,700)	(16,680)
Redemption of investments at maturity	29,750	11,250

Net cash used by investing activities	(6,169)	(5,593)

Financing activities:
Issuance of common stock	393	204
Dividends paid	(151)	(97)
Excess tax deduction on stock awards	1,040	—
Other	(19)	5

Net cash provided by financing activities	1,263	112

Effect of exchange rates on cash	143	7

Net increase (decrease) in cash and equivalents	2,110	(471)
Cash and cash equivalents at beginning of period	2,112	1,375

Cash and cash equivalents at end of period	$4,222	$904

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include one wholly-owned foreign subsidiary located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The March 31, 2008 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2008. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, referred to as fiscal year 2008. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009, referred to as fiscal year 2009.
     On October 26, 2007, the Company’s Board of Directors declared a five-for-four stock split of the Company’s common stock and increased the quarterly cash dividend to $.03 per share, effective for the dividend paid on January 3, 2008 to stockholders of record on November 30, 2007. The five-for-four stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every four shares of common stock held on the record date of November 30, 2007. The new common shares were distributed on January 3, 2008. The par value of the Company’s common stock of $.10 remained unchanged. All share and per share amounts disclosed for the three-month period ended June 30, 2007 were adjusted to reflect the five-for-four stock split.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statements of Operations and Retained Earnings, interest income was reclassed from “Selling, general and administrative expense” to the separate line item “Interest income” for the three months ended June 30, 2007. In the March 31, 2008 Condensed Consolidated Balance Sheet, the line items “Treasury stock” and “Notes receivable from officers and directors” were combined and reported on the line item “Other.”

NOTE 2 — REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when evident. During the three months ended June 30, 2008 and 2007, respectively, no loss provisions were recorded.
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
NOTE 3 — INVESTMENTS:
     Investments consist of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at June 30, 2008 are scheduled to mature between July 10 and October 2, 2008.
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
     Major classifications of inventories are as follows:

	June 30,	March 31,
	2008	2008
Raw materials and supplies	$1,942	$2,047
Work in process	5,643	5,348
Finished products	691	584

	8,276	7,979
Less — progress payments	3,405	3,182

Total	$4,871	$4,797

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
     Stock option awards in the three months ended June 30, 2008 and 2007 were 8 and 50, respectively. Restricted stock awards in the three months ended June 30, 2008 and 2007 were 2 and 3, respectively. Stock option awards vest 25% per year over a four year term. Restricted shares vest over a four year term as follows: 10% on the first anniversary of the grant date; 20% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 40% on the fourth anniversary of the grant date. All options have a term of ten years from their grant date.
     During the three months ended June 30, 2008 and 2007, the Company recognized stock-based compensation costs of $91 and $32, respectively. The income tax benefit recognized related to stock-based compensation was $32 and $11 for the three months ended June 30, 2008 and 2007, respectively.
     The weighted average fair value of stock options granted in the three months ended June 30, 2008 and 2007 was $31.44 and $6.97, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2008	2007
Expected life	5 years	5 years
Expected volatility	61.51%	43.38%
Risk-free interest rate	3.22%	4.86%
Expected dividend yield	.29%	.64%

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
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the three months ended June 30, 2008 and 2007 was $61.75 and $13.80, respectively.
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
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $6.40 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $10 and $8 in the three month periods ended June 30, 2008 and 2007, respectively. There were 37 share equivalent units in the Plan at June 30, 2008 and March 31, 2008, and the related liability recorded was $314 and $303 at June 30, 2008 and March 31, 2008, respectively. The expense to mark to market the share equivalent units was $0 and $8 in the three month periods ended June 30, 2008 and 2007, respectively.
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

	Three Months Ended
	June 30,
	2008	2007
Basic income per share

Numerator:
Net income	$5,684	$2,658

Denominator:
Weighted common shares outstanding	5,005	4,868
Share equivalent units (“SEUs”)	37	37

Weighted average common shares and SEUs	5,042	4,905

Basic income per share	$1.13	$.54

Diluted income per share

Numerator:
Net income	$5,684	$2,658

Denominator:
Weighted average shares and SEUs outstanding	5,042	4,905
Stock options outstanding	60	110

Weighted average common and potential common shares outstanding	5,102	5,015

Diluted income per share	$1.11	$.53

     Options to purchase a total of 8 and 47 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were not included in the above computation of diluted income per share as their effect would be anti-dilutive.
     A reconciliation of the numerators and denominators of basic and diluted income per share on a pro forma post-split basis (Note 14) is presented below:

	Three Months Ended
	June 30,
	2008	2007
Basic income per share

Numerator:
Net income	$5,684	$2,658

Denominator:
Weighted common shares outstanding	10,011	9,736
Share equivalent units (“SEUs”)	74	74

Weighted average common shares and SEUs	10,085	9,810

Basic income per share	$.56	$.27

Diluted income per share

Numerator:
Net income	$5,684	$2,658

Denominator:
Weighted average shares and SEUs outstanding	10,085	9,810
Stock options outstanding	119	220

Weighted average common and potential common shares outstanding	10,204	10,030

Diluted income per share	$.56	$.27

     Options to purchase a total of 16 and 94 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were not included in the above computation of diluted income per share as their effect would be anti-dilutive.
NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$441	$357
(Income) expense for product warranties	(32)	139
Product warranty claims paid	(42)	(91)

Balance at end of period	$367	$405

     The income of $32 for product warranties in the three months ended June 30, 2008 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $1 and $6 for the three months ended June 30, 2008 and 2007, respectively. In addition, income taxes paid were $28 and $2 for the three months ended June 30, 2008 and 2007, respectively.
     During the three months ended June 30, 2008, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statement of Cash Flows.
     Non cash activities during the three months ended June 30, 2008 included pension and other postretirement benefit adjustments required by the adoption of the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158 of $543, net of income tax. For more information, see Note 13. In addition, capital expenditures totaling $27 were financed through the issuance of capital leases.
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended
	June 30,
	2008	2007
Net income	$5,684	$2,658

Other comprehensive income:
Foreign currency translation adjustment	139	8
Defined benefit pension and other postretirement plans	(533)	14

Total comprehensive income	$5,290	$2,680

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods and the effect of the Company’s adoption of the measurement date provisions of Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on April 1, 2008. See Note 13.

NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2008	2007
Service cost	$113	$121
Interest cost	309	277
Expected return on assets	(459)	(408)
Amortization of:
Service cost	1	1
Actuarial loss	50	56

Net pension cost	$14	$47

     The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2008. The Company expects its contributions to the plan for the balance of fiscal year 2009 to be approximately $3,500.
     The components of the postretirement benefit income are as follows:

	Three Months Ended
	June 30,
	2008	2007
Service cost	$—	$—
Interest cost	15	15
Amortization of prior service cost	(41)	(42)
Amortization of actuarial loss	6	6

Net postretirement benefit income	$(20)	$(21)

     The Company paid benefits of $6 related to its postretirement benefit plan during the three months ended June 30, 2008. The Company expects to pay benefits of approximately $123 for the balance of fiscal year 2009.
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
     From time to time in the ordinary course of its business, the Company is subject to legal proceedings and potential claims. At June 30, 2008, other than noted above, management was unaware of any significant additional litigation matters.

NOTE 12 — INCOME TAXES:
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination by the United States Internal Revenue Service for tax years 2005 through 2008 and tax years 2006 and 2007 are currently under examination. The Company is subject to examination in state and international tax jurisdictions for tax years 2004 through 2008 and tax years 2006 through 2008, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no unrecognized tax benefits as of June 30, 2008 and has not recorded any interest or penalties related to uncertain tax positions as of June 30, 2008.
NOTE 13 — ACCOUNTING AND REPORTING CHANGES:
     In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective as of the beginning of fiscal year 2009, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the Standard is effective for fiscal years beginning after November 15, 2008. The adoption of all provisions of SFAS No. 157 had no effect on the Company’s financial position, results of operations and cash flows.
     On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, utilizing the remeasurement approach which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal year 2009. The following table presents the impact of initially applying the measurement date provisions of SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet as of April 1, 2008:

	Before Application		After Application
Balance Sheet Caption	of SFAS No. 158	Adjustments	of SFAS No. 158
Prepaid pension asset	$4,186	$(801)	$3,385
Long-term deferred income tax liability	$(315)	$260	$(55)
Accrued postretirement benefits	$(949)	$35	$(914)
Accumulated other comprehensive loss	$1,820	$543	$2,363
Retained earnings	$(37,216)	$(37)	$(37,253)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value in order to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently. SFAS No. 159 was effective as of April 1, 2008. The Company has decided not to change how it measures financial instruments and certain other items covered under SFAS No. 159.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect, if any, SFAS No. 161 may have on its consolidated financial statement disclosures.
NOTE 14 — SUBSEQUENT EVENTS:
     On July 31, 2008, the stockholders approved the proposal to increase the number of authorized common shares from 6,000 to 25,500. Subsequently, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares and increased the post-split quarterly cash dividend to $.02 per share effective for the dividend payable on October 6, 2008 to stockholders of record on September 5, 2008. The two-for-one stock split will be treated as a stock dividend, and stockholders will receive one additional share of common stock for every share of common stock held on the record date of September 5, 2008. The Company expects that the new common shares will be distributed on or about October 6, 2008. Pro forma income per share amounts are disclosed in the Statement of Operations and Retained Earnings and Note 6 to the Condensed Consolidated Financial Statements to give the effect of the two-for one split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)
Overview
     Highlights for the three months ended June 30, 2008 include:
•	Net income and income per diluted share for the current quarter, were $5,684 and $1.11 compared with net income of $2,658 and income per diluted share of $0.53 for the quarter ended June 30, 2007.

•	Net sales for the first quarter of the fiscal year ending March 31, 2009, referred to as “fiscal 2009,” of $27,647 were up 38% compared with the first quarter of the fiscal year ended March 31, 2008, referred to as “fiscal 2008,” when sales were $19,987.

•	Orders placed with us in the three-month period ended June 30, 2008 of $27,800 were up 12% compared with the three-month period ended June 30, 2007, when orders were $24,843.

•	Backlog grew to $75,971 at June 30, 2008, representing a 28% increase compared with June 30, 2007, when our backlog was $59,221.

•	Gross profit and operating margin for the first quarter of fiscal 2009 were 44% and 30% compared with 33% and 18%, respectively, for the first quarter of fiscal 2008.

•	Cash and short-term investments at June 30, 2008 were $44,979 compared with $20,201 at June 30, 2007, up 123%.
     We are a global designer and manufacturer of custom-engineered ejectors, liquid ring pump packages, condensers and heat exchangers. Our equipment is for critical applications in the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, pharmaceuticals, heating, ventilating and air conditioning.
     Our corporate offices and production facilities are located in Batavia, New York. Additionally, we have a wholly-owned foreign subsidiary in China. Our subsidiary in China serves to support sales orders from Asia and provide engineering support and supervision of subcontracted fabrication.
     We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include:
•	Global consumption of crude oil is estimated to expand significantly over the next decade.

•	There is a shortage of global oil refining capacity, which is being addressed through refinery upgrades, revamps, new builds and expansions.

•	There is a differential in raw material prices for higher quality sweet and lower quality sour crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we design and manufacture.

•	The expansion of the middle class in Asia is driving increasing demand for power, refinery and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	There is an increased demand for geothermal electrical power plants to meet increased electricity demand.

•	Refineries in the United States are being upgraded to process synthetic crude oil from oil sands located in Alberta, Canada.
     We believe the global refinery and petrochemical markets we serve are strong and could remain strong for the next several years. Refinery capacity continues to expand worldwide to keep up with projected global demand. In addition to growing revenue from major project work, we believe we can continue to grow our heat exchanger and aftermarket businesses. Looking beyond the next few years, we see growth potential in power generation and emerging market opportunities, such as coal-to-liquids, coal-to-gas and other emerging technologies, such as biodiesel, ethanol and waste to energy.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2008. Forward-looking statements may also include, but are not limited to, statements about:
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
     Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “project,” “expect” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.
     Undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-

looking statements contained in this report, whether as a result of new information, future events or otherwise.
Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Net sales	$27,647	$19,987
Net income	$5,684	$2,658
Diluted income per share	$1.11	$0.53
Identifiable assets	$78,889	$51,396
The First Quarter of Fiscal 2009 Compared With the First Quarter of Fiscal 2008
     Sales for the first quarter of fiscal 2009 were $27,647, a 38% increase or $7,660, as compared with sales of $19,987 for the first quarter of fiscal 2008. The increase in the current quarter sales was due to greater aftermarket and pump package sales. Aftermarket sales increased $6,026 and pump packages increased $1,352. The increase in aftermarket sales was due to two large refinery orders, while pump package sales increased due to one large order for the refinery market. We do not believe sales by these product categories in the current quarter represent future sales trends. International sales accounted for 33% and 54% of total sales for the first quarter of fiscal 2009 and fiscal 2008, respectively. International sales year-over-year decreased $1,724, or 16%. The decrease in international sales is a result of fewer sales to the Middle East. We do not believe this reduction in the current quarter represents a trend. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. Sales in the three months ended June 30, 2008 were 52% to the refining industry, 19% to the chemical and petrochemical industries and 29% to other industrial applications, including electrical power. Sales in the three months ended June 30, 2007 were 48% to the refining industry, 23% to the chemical and petrochemical industries and 29% to other industrial applications, including electrical power. For additional information on future sales and our markets, see “Orders and Backlog” below.
     Our gross profit percentage for the first quarter of fiscal 2009 was 44% compared with 33% for the first quarter of fiscal 2008. Gross profit dollars for fiscal 2009 year-to-date increased 83% compared with fiscal 2008 on an increase in sales of 38%. Gross profit percentage and dollars increased primarily due to improved product mix achieved by increased selectivity on orders accepted and greater sales volume. Greater sales volume was achieved through increased outsourcing and improved engineering and manufacturing efficiencies, which resulted in greater leveraging of manufacturing costs. The current quarter’s sales were 32% weighted to aftermarket sales compared with 14% for the quarter ended June 30, 2007. Aftermarket sales generally generate strong profit margins. A significant percent of aftermarket sales follow initial ejector sales, which have been strong for the past two years, and which we believe will continue to remain so for the next several years. With increased ejector installations, we believe future aftermarket sales will continue to grow and generally result in strong gross profit margins, however, the weighted mix occurring in the current quarter is not expected to repeat on a regular basis. Our improved operating efficiencies enabled us to achieve greater sales volume in the first three months of fiscal 2009 without increasing proportionally our costs of goods sold. We believe we will continue to increase capacity through outsourcing and improving operating efficiencies.
     Selling, general and administrative (“SG&A”) expenses as a percent of sales for the three-month periods ended June 30, 2008 and June 30, 2007 were 14% and 15%, respectively. Actual costs in fiscal 2009 year-to-date increased $744, or 24%, compared with the quarter ended June 30, 2007. SG&A expenses increased due to greater variable costs (e.g., sales commissions, variable compensation) related to higher sales and income.
     Interest income for the three month-periods ended June 30, 2008 and 2007 was $131 and $230, respectively. Decreased interest income resulted from a decrease in interest rates and investing exclusively in U.S. treasury securities. In fiscal 2008, we also invested in U.S. government agency notes. These instruments were paying a higher interest rate than U.S. treasury securities.
     Interest expense was $1 for the quarter ended June 30, 2008 compared with $6 for the quarter ended June 30, 2007. The decrease in interest expense related to the decrease in capitalized lease obligations outstanding at June 30, 2008.
     Our effective tax rate in fiscal 2009 is projected to be 33%, which represents the tax rate used to reflect income tax expense in the current quarter. This time last year the estimated annual effective tax rate was 31%. The actual effective tax rate for fiscal 2008 was 33%.
     Net income for the first three months of fiscal 2009 compared with the first three months of fiscal 2008 was $5,684 and $2,658, respectively. Income per diluted share was $1.11 and $0.53 for the respective periods.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30,
	2008	2007
Cash and investments	$44,979	$20,201
Working capital	44,228	24,154
Working capital ratio(1)	3.0	2.5
Long-term debt (capital leases)	$50	$50
Long-term debt/capitalization(2)	0%	0%
Long-term liabilities/capitalization(3)	2.8%	4.8%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash provided by operating activities for the first quarter of fiscal 2008 was $6,873, compared with $5,003 for the three months ended June 30, 2007. The increase was due to greater net income, which was partially offset by increased working capital resulting from higher accounts receivable balances on June 30, 2008. This higher accounts receivable balance on June 30, 2008 does not represent a change in collection terms, but was due to the timing of billings to customers.

     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of 91 to 120 days. Investments at June 30, 2008 and June 30, 2007 were $40,757 and $19,297, respectively.
     Other significant non-operating sources of cash for the current quarter included the issuance of common stock to cover stock options exercised, which raised $393, as compared with $204 in the first quarter of fiscal 2008. In the quarter ended June 30, 2008, we also recognized a $1,040 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense. This compared with $0 for the quarter ended June 30, 2007. All other non-operating sources of cash in the first quarter of fiscal 2009 was $0 compared with $5 in the first quarter of fiscal 2008.
     Other significant non-operating uses of cash for the three months ended June 30, 2008 included dividend payments of $151 and capital expenditures of $219, compared with $97 and $163, respectively, for the quarter ended June 30, 2007. All other non-operating uses of cash in the first quarter of fiscal 2009 was $19 compared with $0 in the first quarter of fiscal 2008.
     Capital expenditures for fiscal 2009 are expected to be $2,085. Planned investment is believed to be about 34% for machinery and equipment, 53% for information technology and 13% for all other capital expenditures. We estimate 69% of our capital expense budget for the fiscal year will support productivity improvements, while the balance will be primarily used for capitalized maintenance projects. Capital expenditures in fiscal 2008 were 77% for plant machinery and equipment and 23% was for all other capital expenditures. Eighty-six percent of our capital spending was for productivity improvements, while the balance was primarily for capitalized maintenance.
     We have a credit facility with Bank of America, N.A. that provides a line of credit up to $30,000 including letters of credit and bank guarantees. Borrowings under our banking facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on June 30, 2008 were $0 and $8,893, respectively. Our borrowing rate as of June 30, 2008 was the bank’s prime rate minus 125 basis points, or 3.75%. We believe that cash generated from operations, combined with our investment and available financing capacity under our credit facility will be adequate to meet our cash needs in the foreseeable future.
Orders and Backlog
     Orders for the three-month periods ended June 30, 2008 and June 30, 2007 were $27,800 and $24,843, respectively, up 12%. Orders represent communications received from customers requesting us to supply products and services. We experienced a significant increase in orders for surface condensers in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Surface condenser orders represented 31% of our orders in the current quarter compared with 14% in the three-month period ended June 30, 2007. Condenser orders were for refinery, petrochemical and electric power applications. In addition to continued strong activity from our refinery and petrochemical markets, we believe electric power projects are gaining momentum. We do not believe the product weightings (i.e., heavily weighted for condensers) in the current quarter represents a trend. We believe any of our product categories in any given quarter could constitute a significant percentage of the orders for that quarter.
     Domestic orders were 35%, or $9,657, and international orders were 65%, or $18,143 in the current quarter compared with the first quarter of fiscal 2008, when domestic orders were 82% or $20,310 and export orders were 18% or $4,533. Our domestic orders in both periods were heavily weighted for refinery projects and are attributed to refinery capacity expansion, revamping of refineries to process “heavier” feed stocks, and requirements to meet cleaner fuel standards. International orders were for refinery, petrochemical and power generation applications. We believe both domestic and international orders won this quarter will generate good profit margins. We believe, subject to order selection, that in the future, some quarters will be heavily weighted toward international orders and other quarters to domestic orders. We believe both international and domestic markets remain very robust for our products and services.
     Backlog was $75,971 at June 30, 2008, compared with $59,221 at June 30, 2007, a 28% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 5% to 7% of orders currently in backlog is not expected to be converted to sales within the next twelve months. At June 30, 2008, approximately 49% of our backlog can be attributed to equipment for refinery project work, 28% to chemical and petrochemical projects, and 23% to other industrial or commercial applications. At June 30, 2007, approximately 51% of our backlog was attributed to equipment for refinery project work, 31% to chemical and petrochemical projects, and 18% to other industrial or commercial applications, including electrical power.
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of June 30, 2008, other than noted above, we were unaware of any significant pending litigation matter.
Critical Accounting Policies, Estimates and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant account estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended March 31, 2008.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective as of the beginning of fiscal 2009, which commenced April 1, 2008. The impact of adopting all provisions of SFAS No. 157 had no effect on our financial position, results of operations and cash flows when adopted.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our fiscal year ended March 31, 2007, we adopted the provisions of SFAS No. 158 which were effective for that year. Effective April 1, 2008 we recognized the effects of changing our measurement dates for our defined benefit plans from a December 31 to a March 31 date. Under the approach we selected, we remeasured our plan assets and benefit obligations as of the beginning of fiscal 2009. Our adoption of SFAS No. 158 had the effect of reducing our prepaid pension asset by $801, reducing our deferred income tax liability by $260, reducing stockholders’ equity by $506 and decreasing postretirement medical benefit costs by $35.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings. SFAS No. 159 was effective as of April 1, 2008. We have determined not to change how we measure financial instruments and certain other items covered under SFAS No. 159.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effect, if any, SFAS No. 161 may have on our consolidated financial statement disclosures.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of June 30, 2008 or June 30, 2007 other than operating leases.
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
Foreign Currency
     International consolidated sales for the first quarter of fiscal 2009 were 33% of total sales compared with 54% for the first quarter of fiscal 2008. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the quarters ended June 30, 2008 and 2007, we had no sales for which we were paid in foreign currencies.
     We have limited exposure to foreign currency purchases. In the three-month periods ended June 30, 2008 and 2007, our purchases in foreign currencies represented 3% and 1% respectively, of the cost of products sold.
     At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on and, as of June 30, 2008 and June 30, 2007, we held no forward currency contracts.
Item 4. Controls and Procedures
Conclusion regarding the effectiveness of disclosure controls and procedures
     Our president and chief executive officer (principal executive officer) and controller and chief accounting officer (principal accounting officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as of such date, our president and chief executive officer and controller and chief accounting officer concluded that our disclosure controls and procedures were effective in all material respects.

Changes in internal control over financial reporting
     There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2008
PART II — OTHER INFORMATION
Item 6. Exhibits
     See index to exhibits on page 28 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ Jennifer R. Condame

Jennifer R. Condame
Controller and Chief Accounting Officer
Date: August 1, 2008

INDEX OF EXHIBITS

#10.1	Professional Consulting Agreement dated July 9, 2008 between J. Ronald Hansen and Graham Corporation, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 14, 2008.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1 Certification of Principal Executive Officer

*	31.2 Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*	32.1 Section 1350 Certifications

*	Exhibits filed with this report.

#	Management contract or compensatory plan.