Form 10-Q
period 2008-09-30
GRAHAM CORP
filed 2008-11-05
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 3, 2008, there were outstanding 10,125,574 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of September 30, 2008 and March 31, 2008 and for the Six-Month Periods
Ended September 30, 2008 and 2007

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2008
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2008	2008
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$5,044	$2,112
Investments	37,811	34,681
Trade accounts receivable, net of allowances ($26 and $41 at September 30, and March 31, 2008, respectively)	8,649	5,052
Unbilled revenue	5,899	8,763
Inventories	6,033	4,797
Income taxes receivable	2,779	1,502
Prepaid expenses and other current assets	581	463

Total current assets	66,796	57,370
Property, plant and equipment, net	9,458	9,060
Deferred income tax asset	86	70
Prepaid pension asset	6,959	4,186
Other assets	19	25

Total assets	$83,318	$70,711

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$27	$20
Accounts payable	5,510	5,461
Accrued compensation	4,391	4,517
Accrued expenses and other liabilities	2,070	2,114
Customer deposits	5,617	5,985
Deferred income tax liability	2,275	2,275

Total current liabilities	19,890	20,372

Capital lease obligations	46	36
Accrued compensation	253	232
Deferred income tax liability	1,347	315
Accrued pension liability	282	271
Accrued postretirement benefits	932	949

Total liabilities	22,750	22,175

Stockholders’ equity:
Preferred stock, $1 par value — Authorized, 500 shares Common stock, $.10 par value — Authorized, 25,500 and 6,000 shares at September 30 and March 31, 2008, respectively Issued 10,127 and 9,982 shares at September 30 and March 31, 2008, respectively	1,013	499
Capital in excess of par value	14,808	12,674
Retained earnings	46,995	37,216
Accumulated other comprehensive loss	(2,203)	(1,820)
Other	(45)	(33)

Total stockholders’ equity	60,568	48,536

Total liabilities and stockholders’ equity	$83,318	$70,711

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

Net sales	$23,915	$23,060	$51,562	$43,047
Cost of products sold	13,416	13,163	28,845	26,471

Gross profit	10,499	9,897	22,717	16,576

Other expenses:
Selling, general and administrative	3,931	3,438	7,753	6,516
Interest income	(172)	(264)	(303)	(494)
Interest expense	2	2	3	8

Total other expenses and income	3,761	3,176	7,453	6,030

Income before income taxes	6,738	6,721	15,264	10,546
Provision for income taxes	2,326	2,299	5,168	3,466

Net income	4,412	4,422	10,096	7,080
Retained earnings at beginning of period	42,786	25,236	37,216	22,675
Dividends	(203)	(99)	(354)	(196)
Effect of adoption of measurement date provisions of Statement of Financial Accounting Standards No. 158	—	—	37	—

Retained earnings at end of period	$46,995	$29,559	$46,995	$29,559

Per share data:
Basic:
Net income	$.43	$.45	$1.00	$.72

Diluted:
Net income	$.43	$.44	$.99	$.71

Weighted average common shares outstanding:
Basic:	10,169	9,859	10,127	9,835
Diluted:	10,249	10,029	10,227	10,030

Dividends declared per share	$.02	$.01	$.035	$.02

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
	(Amounts in thousands)
Operating activities:
Net income	$10,096	$7,080

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	530	462
Discount accretion on investments	(293)	(421)
Stock-based compensation expense	257	78
Loss on disposal of property, plant and equipment	(1)	—
Deferred income taxes	1,267	3,014
(Increase) decrease in operating assets:
Accounts receivable	(3,591)	487
Unbilled revenue	2,864	(475)
Inventories	(1,236)	1,231
Income taxes receivable/payable	(1,277)	(781)
Prepaid expenses and other current and non-current assets	(117)	(268)
Prepaid pension asset	(3,574)	(19)
Increase (decrease) in operating liabilities:
Accounts payable	(18)	182
Accrued compensation, accrued expenses and other current and non-current liabilities	(176)	474
Customer deposits	(379)	(2,093)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	50	46

Total adjustments	(5,694)	1,917

Net cash provided by operating activities	4,402	8,997

Investing activities:
Purchase of property, plant and equipment	(795)	(447)
Proceeds from sale of property, plant and equipment	1	25
Purchase of investments	(61,437)	(37,053)
Redemption of investments at maturity	58,600	27,750

Net cash used by investing activities	(3,631)	(9,725)

Financing activities:
Proceeds from issuance of long-term debt	2,450	14
Principal repayments on long-term debt	(2,464)	(33)
Issuance of common stock	695	273
Dividends paid	(354)	(196)
Excess tax deduction on stock awards	1,696	—
Other	(12)	18

Net cash provided by financing activities	2,011	76

Effect of exchange rates on cash	150	15

Net increase (decrease) in cash and cash equivalents	2,932	(637)
Cash and cash equivalents at beginning of period	2,112	1,375

Cash and cash equivalents at end of period	$5,044	$738

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 – BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include one wholly-owned foreign subsidiary located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The March 31, 2008 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2008. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, referred to as fiscal year 2008. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009, referred to as fiscal year 2009.
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
     On July 31, 2008, the Company’s stockholders approved a proposal to increase the number of authorized common shares from 6,000 to 25,500. Subsequently, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares and increased the post-split quarterly cash dividend to $.02 per share, effective for the dividend paid on October 6, 2008 to stockholders of record on September 5, 2008. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 5, 2008. The new common shares were distributed on October 6, 2008. The par value of the Company’s common stock, $.10, remained unchanged as a result of the above-described stock dividends. All share and per share amounts disclosed for the three and six-month periods ended September 30, 2007 have been adjusted to reflect both the five-for-four and two-for-one stock splits.

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statements of Operations and Retained Earnings, interest income was reclassed from “Selling, general and administrative expense” to the separate line item “Interest income” for the three and six months ended September 30, 2007. In the March 31, 2008 Condensed Consolidated Balance Sheet, the line items “Treasury stock” and “Notes receivable from officers and directors” were combined and reported on the line item “Other.”
NOTE 2 – REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when evident. During the three and six months ended September 30, 2008 and 2007, respectively, no loss provisions were recorded.
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
NOTE 3 – INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2008 are scheduled to mature between October 2 and November 13, 2008.
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
     Major classifications of inventories are as follows:

	September 30,	March 31,
	2008	2008

Raw materials and supplies	$1,796	$2,047
Work in process	9,221	5,348
Finished products	833	584

	11,850	7,979
Less — progress payments	5,817	3,182

Total	$6,033	$4,797

NOTE 5 – STOCK-BASED COMPENSATION:
     The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 1,375 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors; provided, however, that no more than 250 shares of common stock may be used for awards other than stock options. Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.
     Stock option awards in the three and six months ended September 30, 2008 were 2 and 18, respectively. Restricted stock awards in the three and six months ended September 30, 2008 were 0 and 4, respectively. Stock option awards vest 25% per year over a four year term. Restricted shares vest over a four year term as follows: (i) 10% on the first anniversary of the grant date; (ii) 20% on the second anniversary of the grant date; (iii) 30% on the third anniversary of the grant date; and (iv) 40% on the fourth anniversary of the grant date. All options have a term of ten years from their grant date.
     During the three and six months ended September 30, 2008, the Company recognized stock-based compensation costs of $166 and $257, respectively. The income tax benefit recognized related to stock-based compensation was $59 and $91 for the three and six months ended September 30, 2008, respectively. During the three and six months ended September 30, 2007, the Company recognized stock-based compensation costs of $45 and $77, respectively. The income tax benefit recognized related to stock-based compensation was $16 and $27 for the three and six months ended September 30, 2007.
     The weighted average fair value of stock options granted in the three and six months ended September 30, 2008 was $23.47 and $16.57, respectively. The weighted average fair value of stock options granted in the three and six months ended September 30, 2007 was $5.09 and $3.00, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected life	5 years	5 years	5 years	5 years
Expected volatility	64.17%	48.67%	61.80%	43.86%
Risk-free interest rate	3.25%	4.51%	3.22%	4.83%
Expected dividend yield	.23%	.55%	.28%	.63%
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
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the six months ended September 30, 2008 and 2007 was $30.88 and $6.90, respectively.
     The Graham Corporation Outside Directors’ Long-Term Incentive Plan (the “Plan”) provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when the Company’s consolidated net income is at least 100% of the approved budgeted net income for the year. Share equivalent units are payable in cash or stock upon retirement.
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $10 and $7 in the three-month periods ended September 30, 2008 and 2007, respectively, and $20 and $15 in the six-month periods ended September 30, 2008 and 2007, respectively. There were 54 and 75 share equivalent units in the Plan at September 30, 2008 and 2007, respectively, and the related liability recorded was $253 and $296 at September 30, 2008 and 2007, respectively. The expense to mark to market the share equivalent units was $0 in both the three month periods ended September 30, 2008 and 2007. The expense to mark to market the share equivalent units was $0 and $8 in the six months ended September 30, 2008 and 2007, respectively.

NOTE 6 – INCOME PER SHARE:
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic income per share

Numerator:
Net income	$4,412	$4,422	$10,096	$7,080

Denominator:
Weighted common shares outstanding	10,108	9,785	10,060	9,760
Share equivalent units (“SEUs”)	61	74	67	75

Weighted average common shares and SEUs	10,169	9,859	10,127	9,835

Basic income per share	$.43	$.45	$1.00	$.72

Diluted income per share

Numerator:
Net income	$4,412	$4,422	$10,096	$7,080

Denominator:
Weighted average shares and SEUs outstanding	10,169	9,859	10,127	9,835

Stock options outstanding	80	170	100	195

Weighted average common and potential common shares outstanding	10,249	10,029	10,227	10,030

Diluted income per share	$.43	$.44	$.99	$.71

     Options to purchase a total of 2 shares of common stock were outstanding at September 30, 2008, but were not included in the above computation of diluted income per share as their effect would be anti-dilutive.
NOTE 7 – PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$367	$405	$441	$357
Expense for product warranties	96	91	64	230
Product warranty claims paid	(106)	(45)	(148)	(136)

Balance at end of period	$357	$451	$357	$451

NOTE 8 – CASH FLOW STATEMENT:
     Interest paid was $3 and $8 for the six months ended September 30, 2008 and 2007, respectively. In addition, income taxes paid were $3,483 and $1,253 for the six months ended September 30, 2008 and 2007, respectively.
     During the six months ended September 30, 2008, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statement of Cash Flows.
     Non-cash activities during the six months ended September 30, 2008 included a reclassification from “Capital in excess of par value” to “Common stock” for $506, which represents the par value of the additional shares issued to effect the two-for-one stock split effected in the form of a stock dividend. See Note 1. Non-cash activities during the six months ended September 30, 2008 also included $543, net of income tax, in pension and other postretirement benefit adjustments required by the adoption of the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. See Note 13. In addition, capital expenditures totaling $31 were financed through the issuance of capital leases.
NOTE 9 – COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$4,412	$4,422	$10,096	$7,080

Other comprehensive income:
Foreign currency translation adjustment	2	7	141	15
Defined benefit pension and other postretirement plans	9	13	(524)	27

Total comprehensive income	$4,423	$4,442	$9,713	$7,122

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods and the effect of the Company’s adoption of the measurement date provisions of SFAS No. 158 on April 1, 2008. See Note 13.

NOTE 10 – EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$112	$122	$225	$243
Interest cost	309	277	618	554
Expected return on assets	(459)	(408)	(918)	(816)
Amortization of:
Unrecognized prior service cost	1	1	2	2
Actuarial loss	50	55	100	111

Net pension cost	$13	$47	$27	$94

     The Company contributed $3,500 to its defined benefit pension plan during the six months ended September 30, 2008. The Company does not expect to make any contributions to the plan for the balance of fiscal year 2009.
     Subsequent to March 31, 2008, conditions in the worldwide debt and equity markets have deteriorated significantly. These conditions have had a negative effect on the fair value of the plan’s investments since March 31, 2008. However, we are unable to quantify the exact effect on the plan.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	15	15	30	30
Amortization of prior service cost	(42)	(41)	(83)	(83)
Amortization of actuarial loss	6	6	12	12

Net postretirement benefit income	$(21)	$(20)	$(41)	$(41)

     The Company paid benefits of $12 related to its postretirement benefit plan during the six months ended September 30, 2008. The Company expects to pay benefits of approximately $117 for the balance of fiscal year 2009.
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
     From time to time in the ordinary course of its business, the Company is subject to legal proceedings and potential claims. At September 30, 2008, other than noted above, management was unaware of any additional material litigation matters.
NOTE 12 – INCOME TAXES:
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination by the United States Internal Revenue Service for tax years 2005 through 2008 and tax years 2006 and 2007 are currently under examination. The Company is subject to examination in state and international tax jurisdictions for tax years 2004 through 2008 and tax years 2006 through 2008, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no unrecognized tax benefits as of September 30, 2008 and has not recorded any interest or penalties related to uncertain tax positions for the six-month period ended September 30, 2008.
NOTE 13 – ACCOUNTING AND REPORTING CHANGES:
     In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 was effective as of the beginning of fiscal year 2009, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of all provisions of SFAS No. 157 had no effect on the Company’s financial position, results of operations and cash flows.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its consolidated financial statement disclosures.

Item 1A. Risk Factors
     Our business and operations are subject to numerous risks, many of which are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008. If any of the events that are described in the Item 1A of such Form 10-K or which are described below should occur, our business and results of operations could be harmed.
     The following new risk factors should be considered in addition to those contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
 We serve markets that are capital intensive. The recent volatility and disruption of the capital and credit markets and adverse changes in the global economy will likely negatively impact our operating results. Such volatility and disruption may also negatively impact our ability to access additional financing.
     Although we believe that the fundamentals that have driven our growth over the past few years remain essentially unchanged and that our long-term growth prospects remain strong, we also expect that the current economic crisis in the capital and credit markets will cause a slow-down in spending by our customers as they evaluate the current and future economic impact of such crisis to their project plans. If adverse economic and credit conditions persist or worsen, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could also put downward pricing pressure on us. If any of the foregoing occurs, there would be an adverse effect on our results of operations.
     Moreover, the current crises in the capital and credit markets could have an adverse effect on our ability to obtain additional financing on commercially reasonable terms, if at all, should we determine such financing desirable to expand our business.
One of the larger markets we serve is the petroleum refining and petrochemical industries which are both cyclical in nature and dependent on the price of oil. As a result, volatility in the price of crude oil may negatively impact our operating results.
     Although we believe that the global consumption of crude oil will increase over the course of the next several years and that there is a shortage of global oil refining capacity, the price of crude oil has been very volatile. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades. During times of significant volatility in the market for crude oil, our customers may refrain from placing large orders until the market stabilizes. During such times of high volatility, we could experience decreased revenue from our operations attributable to decreases in the spending levels of our customers.
     The following risk factor is intended to supplement and replace the risk factor with the same heading which is contained in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008.
The industries in which we operate are cyclical, and downturns in such industries may adversely affect our operating results.
     Historically, a substantial portion of our revenue has been derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we believe we are in a long-term expansion of demand for our products in the petrochemical, petroleum refining and power generating industries, a downturn in one or more of these industries could occur at any time. We have no way to predict or control the length or severity of any such downturn. A sustained deterioration in any of the cyclical industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products nor would they likely have the need to build additional facilities or improve existing facilities.

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
     Our corporate offices and production facilities are located in Batavia, New York. Additionally, we have a wholly-owned foreign subsidiary in China. Our Chinese subsidiary supports sales orders from Asia and provides engineering support and supervision of subcontracted fabrication.
     Highlights for the three and six months ended September 30, 2008 are set forth below. Our current fiscal year, which we refer to as “fiscal 2009,” ends March 31, 2009.
•	Net income and income per diluted share for the current quarter were $4,412 and $0.43, compared with net income of $4,422 and income per diluted share of $0.44 for the quarter ended September 30, 2007. Net income and income per diluted share for the six months ended September 30, 2008 were $10,096 and $0.99, compared with net income and income per diluted share for the six-month period ended September 30, 2007 of $7,080 and $0.71.

•	Net sales for the second quarter of $23,915 were up 4% compared with the second quarter of the fiscal year ended March 31, 2008, referred to as “fiscal 2008,” when sales were $23,060. Net sales for the first six months of fiscal 2009 were $51,562, an increase of 20%, compared with $43,047 for the six months ended September 30, 2007.

•	Orders placed with us in the three and six-month periods of fiscal 2009 were $17,451 and $45,251, respectively, compared with the three and six-month periods of fiscal 2008 of $20,528 and $45,371, respectively. We believe orders for the current quarter were down 15% compared with the same period of the prior fiscal year as a result of a hesitation in the capital construction markets caused by the current global economic crises. For the comparative six month-periods, orders were level.

•	Backlog grew to $69,673 at September 30, 2008, representing a 23% increase compared with September 30, 2007, when backlog was $56,839. However, as a result of the second quarter decline in new orders, backlog was down from $75,971 at the end of the first quarter of fiscal 2009.

•	Gross profit margin was 44% for both the three and six-month periods ended September 30, 2008 compared with 43% and 39% for the three and six-month periods ended September 30, 2007, respectively.

•	Operating margins for the quarter and six-month periods ended September 30, 2008 were 27% and 29%, respectively, compared with 28% and 23%, respectively, for the quarter and six-month periods ended September 30, 2007.

•	Cash and short-term investments at September 30, 2008 were $42,855, up 16% as compared with $36,793 at March 31, 2008.
     We expect that the current global economic crisis has caused a slow-down in spending by our customers as they evaluate the current and future economic impact to their project plans. However, we believe the principal market drivers that have driven our growth over the last two years are unchanged and that ultimately they will continue to drive long-term growth.
     We believe the principal market drivers that have led to increased capital spending by our customers and that are contributing to our sales growth include:
•	Global consumption of crude oil is estimated to expand over the next decade.

•	There is a shortage of global oil refining capacity, which is being addressed through refinery upgrades, revamps, new builds and expansions.

•	There is a differential in raw material prices for higher quality sweet and lower quality sour crude oil. To lower production costs, many refineries are upgrading facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we design and manufacture.

•	The expansion of the middle class in Asia is driving increasing demand for power, refinery and petrochemical products.

•	The high cost of natural gas in North America and Europe is leading to the construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	There is an increased demand for geothermal electrical power plants to meet increased electricity demand.

•	Refineries in the United States are being upgraded to process synthetic crude oil from oil sands located in Alberta, Canada.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2008 and in Item 1A of this Report. Forward-looking statements may also include, but are not limited to, statements about:
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
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$23,915	$23,060	$51,562	$43,047
Net income	4,412	4,422	10,096	7,080
Diluted income per share	0.43	0.44	0.99	0.71
Identifiable assets	83,318	54,878	83,318	54,878
The Second Quarter of Fiscal 2009 Compared With the Second Quarter of Fiscal 2008
     Sales for the second quarter of fiscal 2009 were $23,915, a 4% increase as compared with sales of $23,060 for the second quarter of fiscal 2008. A $2,058 increase in sales of pumps combined with a $996 and $806 increase in sales of condensers and heat exchangers, respectively, more than offset the $3,314 decline in sales of ejectors. The second quarter of fiscal 2008 included two large ejector orders for the refinery market. Aftermarket sales were up $309 in the current quarter compared with the same period last year.
     Sales for the six-month period ended September 30, 2008 were $51,562, up 20%, compared with $43,047 for the first six months of fiscal 2008. Heat exchanger sales increased $1,484, condenser sales increased $2,957, pump package sales increased $3,410 and aftermarket sales increased $6,335 for the first half of fiscal 2009. The increases in pump package and aftermarket sales were due to three large refinery projects. These increases more than offset the $5,671 decrease in ejector sales in the six month-period ended September 30, 2008 compared with the first half of our prior fiscal year.

     International sales accounted for 37% and 33% of total sales for the second quarters of fiscal 2009 and fiscal 2008, respectively. International sales increased $1,450 in the current quarter compared with the three-month period ended September 30, 2007 with increases of $2,498 and $1,242 from the Middle East and Western Europe, respectively, more than offsetting declines in Asia, South America and other areas. We believe this trend of international sales comprising a larger percentage of our total sales will continue into fiscal 2010. For the six months ended September 30, 2008, international orders were 35% of total sales compared with 43% for the six-month period ended September 30, 2007. International sales dollars of $18,026 for the current six-month period compared with the six months ended September 30, 2007 were relatively unchanged.
     Fluctuations in sales among products and geographic locations can vary measurably from period to period based on timing and magnitude of projects. Sales in the three months ended September 30, 2008 were 47% to the refining industry, 27% to the chemical and petrochemical industries, 8% to the power industry and 18% to other industrial applications. Sales in the three months ended September 30, 2007 were 52% to the refining industry, 28% to the chemical and petrochemical industries, 2% to the power industry and 18% to other industrial applications. Increased sales to the power industry included applications for fossil fuels while other industrial applications included heating, ventilation and air conditioning requirements and sales to the pulp and paper industry. For the six-month periods ended September 30, 2008 and 2007, sales were, respectively, 50% and 50% to the refinery industry, 23% and 26% to the chemical and petrochemical industries, 6% and 3% to the power industry and 21% and 21% to other industrial applications. For additional information on future sales and our markets, see “Orders and Backlog” below.
     Our gross profit percentage for the second quarter of fiscal 2009 was 44% compared with 43% for the second quarter of fiscal 2008. Gross profit percentage for the six-month periods ended September 30, 2008 and 2007 was 44% and 39%, respectively. Gross profit dollars for the first half of fiscal 2009 increased 37% compared with fiscal 2008, primarily as a result of a 20% increase in sales. The higher gross profit percentage and dollars were due mostly to improved product mix achieved by increased selectivity on orders accepted and higher volume. We were able to increase our sales volume through productivity improvements made in engineering and manufacturing by process improvements, technology and new equipment. The efficiencies we have gained have enabled us to control our fixed cost structure on higher sales volumes.
     Selling, general and administrative (“SG&A”) expenses, expressed as a percent of sales, for the three-month periods ended September 30, 2008 and 2007 were 16% and 15%, respectively. SG&A expense, expressed as a percent of sales, was 15% for both the six-month periods ended September 30, 2008 and 2007. Actual costs for fiscal 2009 for the three and six-month periods ended September 30, 2008, compared with the same respective periods in fiscal 2008, increased $493, or 14%, and $1,237, or 19%, respectively. Higher SG&A expenses were due to increased sales commissions related to higher sales and to increased variable compensation as a result of a 43% increase in net income for the six-month period. In addition, we incurred consulting costs for information technology, engineering and manufacturing projects which we believe will lead to reduced cycle time, greater efficiencies and capacity expansion.
     Interest income for the three month-periods ended September 30, 2008 and 2007 was $172 and $264, respectively. For the six-month periods ended September 30, 2008 and 2007, interest income was $303 and $494, respectively. Decreased interest income was due to lower interest rates and investing in lower risk and yield instruments. Our investments at September 30, 2008 consisted solely of fixed income debt securities issued by the United States Treasury.

     Interest expense was $2 for each of the quarters ended September 30, 2008 and 2007. For the six-month periods ended September 30, 2008 and 2007, respectively, interest expense was $3 and $8. The decrease was due to lower interest rates and a decline in capital lease obligations outstanding.
     Our effective income tax rate in fiscal 2009 is projected to be 33%. However, for the six months ended September 30, 2008, our actual effective income tax rate was 34% due to our Chinese subsidiary’s taxable loss at September 30, 2008 for which the related tax benefit was recognized at the lower foreign statutory rate. Our effective tax rate for fiscal 2008 was 33%.
     Net income for the fiscal 2009 second quarter was $4,412, relatively unchanged from $4,422 for the fiscal 2008 second quarter as increased expenses offset the effect of higher sales. For the six-month period of fiscal 2009, net income was up 43% to $10,096 compared with $7,080 for the six month-period of fiscal 2008. Income per diluted share was $0.43 and $0.99 for the three and six month-periods ended September 30, 2008, respectively, compared with $0.44 and $0.71 for the three and six-month periods ended September 30, 2007, respectively. The increase in the weighted average shares outstanding in the fiscal 2009 second quarter resulted in slightly lower diluted earnings per share.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	September 30,
	2008	2007
Cash and investments	$42,855	$24,137
Working capital	$46,906	$30,425
Working capital ratio(1)	3.4	3.0
Long-term debt (capital leases)	$46	$45
Long-term debt/capitalization(2)	0%	0.1%
Long-term liabilities/capitalization(3)	4.7%	4.5%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash provided by operating activities for the first six months of fiscal 2009 was $4,402, compared with $8,997 for the six months ended September 30, 2007. The decrease was due to an increase in working capital, decreases in net operating losses and research and development credits available to reduce current taxes payable, and a contribution we made to our pension plan. The contribution to the pension plan in the current six-month period was $3,500 compared with $0 for the six months ended September 30, 2007. Expressed as a percent of income before taxes, the current income tax provision for the first half of fiscal 2009 was 26% compared with 4% for the first half of fiscal 2008. Our working capital rose due to an increase in our accounts receivable balance. The higher accounts receivable balance at September 30, 2008 does not represent a change in collection terms, but was due to the timing of billings to customers.
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of 91 to 120 days. Investments at September 30, 2008 and March 31, 2008 were

$37,811 and $34,681, respectively. Other investing activities in the first six months of fiscal 2009 included capital expenditures of $795.
     Sources of cash from financing activities for the six months ended September 30, 2008 included the issuance of common stock for stock options exercised, which raised $695, compared with $273 in the first six months of fiscal 2008. In the six-month period ended September 30, 2008, we also recognized a $1,696 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense.
     Uses of cash for financing activities for the six months ended September 30, 2008 included dividend payments of $354 compared with $196 for the six-month period ended September 30, 2007. In the first half of fiscal 2009, we borrowed and repaid $14 to finance working capital needs compared with $19 for the first half of fiscal 2008.
     We have a credit facility with Bank of America, N.A. that provides a line of credit up to $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on September 30, 2008 were $0 and $8,796, respectively. Our borrowing rate as of September 30, 2008 was the bank’s prime rate minus 125 basis points, or 3.75%. We believe that cash generated from operations, combined with our investment and available financing capacity under our credit facility will be adequate to meet our cash needs in the foreseeable future.
     Capital expenditures for fiscal 2009 are projected to be approximately $1,800 to $2,200. Planned investment is expected to be about 33% in machinery and equipment, 53% for information technology and 14% for all other capital expenditures. We estimate 68% of our capital expenditure budget for fiscal 2009 will support productivity improvements, while the balance will be primarily used for capitalized maintenance projects. Capital expenditures in fiscal 2008 were 60% for plant machinery and equipment and 40% for all other capital expenditures. Fifty-six percent of our capital spending was for productivity improvements, while the balance was primarily for capitalized maintenance.
Orders and Backlog
     Orders for the three and six-month periods ended September 30, 2008 were $17,451 and $45,251, respectively. Orders for the three and six-month periods ended September 30, 2007 were $20,528 and $45,371, respectively. Orders represent communications received from customers requesting us to supply products and services and can fluctuate significantly quarter to quarter by industry and product lines and, therefore, we do not believe quarter to quarter comparisons reflect business trends. Orders in the second quarter of fiscal 2009 were down $3,077 from the prior year’s second quarter. A $2,076 increase in ejector orders in the fiscal 2009 second quarter did not offset a $3,013 decline in pump package orders and a $1,618 decline in condenser orders compared with the fiscal 2008 second quarter.
     We experienced a significant increase in orders for surface condensers in the first half of fiscal 2009 of $3,488, or 33%, compared with the first half of fiscal 2008. Surface condenser orders represented 31% of our orders in the six-month period ended September 30, 2008 compared with 24% in the six-month period ended September 30, 2007. Condenser orders were for refinery, petrochemical and electric power applications. Offsetting the increase in condenser orders for the first half of fiscal 2009 was a decrease in pump package orders for the six-month period ended September 30, 2008 compared with the six months ended September 30, 2007 of $4,843. The large pump package orders received last fiscal year were for refinery projects and approximately half of the total order value was converted to sales in the first six months of fiscal 2009. We believe any of our product categories in any given period could constitute a significant percentage of the orders for that period and do not necessarily represent business trends.
     Domestic orders for the fiscal 2009 second quarter were 52% of total orders, or $9,104. They were down $2,732, or 23%, compared with domestic orders of $11,836, or 58% of total orders, in the second quarter of fiscal 2008. International orders were 48% of total orders, or $8,347, in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008, when international orders were 42%, or $8,692. Declines by industry were in the refining and power markets.
     For the six month-period ended September 30, 2008, international orders were 59% of total orders, or $26,491, compared with 29% of total orders, or $13,221, in the first six months of 2008. The increase in international orders for the first six months of fiscal 2009 came primarily from Asia, up $16,174, which represented 36% of our total orders for fiscal 2009 through the second quarter. Our domestic orders in both periods were comprised mostly of refinery projects. International orders were for refinery, petrochemical and power generation applications. We believe, subject to order selection, that in the future, some periods can be heavily weighted toward international orders and other periods to domestic orders, but that the emerging trend in the foreseeable future will result in a greater weighting toward international orders. By industry, the $5,170 increase in orders from the chemical and petrochemical industry and the $3,999 increase in orders from other industrial and commercial applications were not enough to offset the decline in orders from the refining industry and the power industry of $6,478 and $2,814, respectively, in the first half of fiscal 2009 when compared with the same period in fiscal 2008. We believe that the rapid decline in oil prices in the quarter ended September 30, 2008 and the current global economic crisis caused our customers to hold orders until markets become more stable.
     Backlog was $69,673 at September 30, 2008, compared with $56,839 at September 30, 2007, a 23% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Substantially all of our current backlog is expected to be converted to sales within the next twelve months, and represents orders from traditional markets in our established product lines. At September 30, 2008, approximately 51% of our backlog was attributable to equipment for refinery project work, 30% to chemical and petrochemical projects, and 19% to other industrial or commercial applications. At September 30, 2007, approximately 50% of our backlog was attributable to equipment for refinery project work, 26% to chemical and petrochemical projects, and 24% to other industrial or commercial applications, including electrical power.
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of September 30, 2008, other than noted above, we were unaware of any pending material litigation.

Critical Accounting Policies, Estimates and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant account estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2008.
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our fiscal year ended March 31, 2007, we adopted the provisions of SFAS No. 158 which were effective for that year. Effective April 1, 2008 we recognized the effects of changing our measurement dates for our defined benefit plans from a December 31 to a March 31 date. Under the approach we selected, we remeasured our plan assets and benefit obligations as of the beginning of fiscal 2009. Our adoption of SFAS No. 158 had the effect of reducing our prepaid pension asset by $801, reducing our deferred income tax liability by $260, reducing stockholders’ equity by $506 and decreasing accrued postretirement benefits by $35.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS No. 161 will have a material effect on our consolidated financial statement disclosures.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of September 30, 2008 or 2007, other than operating leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed is foreign currency exchange rates and price risk.
     The assumptions applied in preparing the following qualitative and quantitative disclosures regarding foreign currency exchange rate risk are based upon volatility ranges experienced by us in relevant historical periods, our current knowledge of the marketplace, and our judgment of the probability of future volatility based upon the historical trends and economic conditions of the markets in which we operate.
Foreign Currency
     International consolidated sales for the first six months of fiscal 2009 were 35% of total sales compared with 43% for the first six months of fiscal 2008. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to United States dollars. In the six-month periods ended September 30, 2008 and 2007, we had no sales for which we were paid in foreign currencies.
     We have limited exposure to foreign currency purchases. In the three and six-month periods ended September 30, 2008 and 2007, our purchases in foreign currencies represented 2% and 3%, and 2% and 4%, respectively, of the cost of products sold.
     At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on and, as of September 30, 2008 and September 30, 2007, we held no forward currency contracts.
Price Risk
      Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices. Moreover, the cost of metals and other materials used in our products have experienced significant volatility. Currently, we are experiencing a decline in the cost of metals and other materials. Such factors, in addition to the global effects of the recent volatility and disruption of the capital and credit markets, make it likely that we will encounter downward pricing pressure for our products in the near term.
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

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
September 30, 2008
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On July 31, 2008, the Company’s stockholders voted on the following proposals at the Company’s 2008 Annual Meeting of Stockholders:
Proposal 1:
     To elect each of Gerard T. Mazurkiewicz and Cornelius S. Van Rees as a director of the Company, each to serve for a three-year term expiring in 2011 or until his respective successor is elected and qualified:

Nominees	Votes For	Votes Withheld

Gerard T. Mazurkiewicz	4,356,845	93,397

Cornelius S. Van Rees	4,332,969	117,273

     The other directors, whose terms of office continued after the annual meeting, were Helen H. Berkeley, Jerald D. Bidlack, James R. Lines and James J. Malvaso. Subsequent to the annual meeting, Alan Fortier was appointed as a director.
Proposal 2:
     To approve the amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 6,000,000 to 25,500,000 and to increase the number of total authorized shares from 6,500,000 to 26,000,000.

Votes for:	2,845,517

Votes against:	1,570,992

Votes abstained:	33,733

Proposal 3:
     To ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009

Votes for:	4,337,895

Votes against:	92,277

Votes abstained:	20,070

Item 5. Other Information
     On July 31, the Company’s stockholders approved an amendment to the Company’s Amended Certificate of Incorporation to increase the number of authorized shares of common stock, having a par value of $0.10 per share, from 6,000,000 to 25,500,000 and to increase the number of total authorized shares from 6,500,000 to 26,000,000. Such amendment became effective with the State of Delaware Secretary of State as of July 31, 2008.
Item 6. Exhibits
     See index to exhibits on page 31 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jennifer R. Condame
Jennifer R. Condame
Controller and Chief Accounting Officer

Date: November 5, 2008

INDEX OF EXHIBITS
(3)	Articles of Incorporation and By-Laws

3.1 Certificate of Incorporation, as amended, of Graham Corporation

(10)	Material Contracts

# 10.1 Form of Director Non-Qualified Stock Option Agreement

# 10.2 Form of Employee Non-Qualified Stock Option Agreement

# 10.3 Form of Employee Restricted Stock Agreement

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of Principal Executive Officer

31.2 Certification of Principal Financial Officer

(32)	Section 1350 Certifications

32.1 Section 1350 Certifications

# Management contract or compensatory plan.