Form 10-Q
period 2008-12-31
GRAHAM CORP
filed 2009-02-03
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008.
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
Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of January 30, 2009, there were outstanding 10,125,574 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of December 31, 2008 and March 31, 2008 and for the Nine-Month Periods
Ended December 31, 2008 and 2007

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
DECEMBER 31, 2008
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2008
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$4,229	$2,112
Investments	41,152	34,681
Trade accounts receivable, net of allowances ($21 and $41 at December 31, and March 31, 2008, respectively)	8,419	5,052
Unbilled revenue	8,556	8,763
Inventories	5,019	4,797
Income taxes receivable	618	1,502
Prepaid expenses and other current assets	826	463

Total current assets	68,819	57,370
Property, plant and equipment, net	9,615	9,060
Deferred income tax asset	156	70
Prepaid pension asset	7,015	4,186
Other assets	16	25

Total assets	$85,621	$70,711

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$27	$20
Accounts payable	4,056	5,461
Accrued compensation	4,156	4,517
Accrued expenses and other liabilities	1,949	2,114
Customer deposits	6,080	5,985
Deferred income tax liability	2,275	2,275

Total current liabilities	18,543	20,372

Capital lease obligations	39	36
Accrued compensation	241	232
Deferred income tax liability	1,344	315
Accrued pension liability	259	271
Accrued postretirement benefits	941	949

Total liabilities	21,367	22,175

Stockholders’ equity:
Preferred stock, $1.00 par value — Authorized, 500 shares
Common stock, $.10 par value — Authorized, 25,500 and 6,000 shares at December 31 and March 31, 2008, respectively
Issued 10,127 and 9,982 shares at December 31 and March 31, 2008, respectively	1,013	499
Capital in excess of par value	14,866	12,674
Retained earnings	50,582	37,216
Accumulated other comprehensive loss	(2,163)	(1,820)
Other	(44)	(33)

Total stockholders’ equity	64,254	48,536

Total liabilities and stockholders’ equity	$85,621	$70,711

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

Net sales	$24,701	$20,625	$76,263	$63,672
Cost of products sold	15,339	11,978	44,184	38,449

Gross profit	9,362	8,647	32,079	25,223

Other expenses:
Selling, general and administrative	3,567	3,239	11,320	9,756
Interest income	(83)	(304)	(386)	(799)
Interest expense	1	1	4	9

Total other expenses and income	3,485	2,936	10,938	8,966

Income before income taxes	5,877	5,711	21,141	16,257
Provision for income taxes	2,087	1,948	7,255	5,414

Net income	3,790	3,763	13,886	10,843
Retained earnings at beginning of period	46,995	29,559	37,216	22,675
Dividends	(203)	(148)	(557)	(344)
Effect of adoption of measurement date provisions of Statement of Financial Accounting Standards No. 158	—	—	37	—

Retained earnings at end of period	$50,582	$33,174	$50,582	$33,174

Per share data:
Basic:
Net income	$.37	$.38	$1.37	$1.10

Diluted:
Net income	$.37	$.37	$1.36	$1.08

Weighted average common shares outstanding:
Basic:	10,181	9,943	10,145	9,871
Diluted:	10,211	10,124	10,221	10,035

Dividends declared per share	$.02	$.015	$.055	$.035

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
	(Amounts in thousands)
Operating activities:
Net income	$13,886	$10,843

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826	706
Discount accretion on investments	(371)	(693)
Stock-based compensation expense	315	125
Loss on disposal of property, plant and equipment	2	—
Deferred income taxes	1,178	3,035
(Increase) decrease in operating assets:
Accounts receivable	(3,365)	4,248
Unbilled revenue	208	507
Inventories	(222)	173
Income taxes receivable/payable	884	(687)
Prepaid expenses and other current and non-current assets	(358)	(376)
Prepaid pension asset	(3,630)	(2,028)
Increase (decrease) in operating liabilities:
Accounts payable	(1,483)	(1,866)
Accrued compensation, accrued expenses and other current and non-current liabilities	(531)	214
Customer deposits	82	1,745
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	24	68

Net cash provided by operating activities	7,445	16,014

Investing activities:
Purchase of property, plant and equipment	(1,193)	(659)
Proceeds from sale of property, plant and equipment	1	44
Purchase of investments	(102,550)	(65,271)
Redemption of investments at maturity	96,450	49,750

Net cash used by investing activities	(7,292)	(16,136)

Financing activities:
Proceeds from issuance of long-term debt	2,450	69
Principal repayments on long-term debt	(2,471)	(97)
Issuance of common stock	695	970
Dividends paid	(557)	(344)
Excess tax deduction on stock awards	1,696	1,198
Other	(10)	39

Net cash provided by financing activities	1,803	1,835

Effect of exchange rates on cash	161	30

Net increase in cash and cash equivalents	2,117	1,743
Cash and cash equivalents at beginning of period	2,112	1,375

Cash and cash equivalents at end of period	$4,229	$3,118

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
(Unaudited)
(Amounts in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION:

     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include one wholly-owned foreign subsidiary located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The March 31, 2008 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2008. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, referred to as fiscal 2008. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009, referred to as fiscal 2009.
     On July 31, 2008, the Company’s stockholders approved a proposal to increase the number of authorized common shares from 6,000 to 25,500. Subsequently, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares and declared a post-split quarterly cash dividend of $.02 per share, effective for the dividend paid on October 6, 2008 to stockholders of record on September 5, 2008. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 5, 2008. The new common shares were distributed on or about October 6, 2008. The par value of the Company’s common stock, $.10, remained unchanged as a result of the stock dividend. All share and per share amounts disclosed for the three and nine-month periods ended December 31, 2007 have been adjusted to reflect the two-for-one stock split.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the March 31, 2008 Condensed Consolidated Balance Sheet, the line items “Treasury stock” and “Notes receivable from officers and directors” were combined and reported on the line item “Other.”

NOTE 2 — REVENUE RECOGNITION:

     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when evident. During the three and nine months ended December 31, 2008 and 2007, respectively, no loss provisions were recorded.
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
     During the quarter ended December 31, 2008, the Company was notified by a customer that one project with a value of $1,638 was cancelled and six orders with a value of $5,681 were suspended pending further evaluation. The Company’s backlog was reduced for the cancelled order, however, the suspended orders remain in backlog.

NOTE 3 — INVESTMENTS:

     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2008 are scheduled to mature between January 8 and June 18, 2009.

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
     Major classifications of inventories are as follows:

	December 31,	March 31,
	2008	2008

Raw materials and supplies	$1,816	$2,047
Work in process	7,165	5,348
Finished products	668	584

	9,649	7,979
Less — progress payments	4,630	3,182

Total	$5,019	$4,797

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
     Stock option awards in the three and nine months ended December 31, 2008 were 0 and 18, respectively. Restricted stock awards in the three and nine months ended December 31, 2008 were 0 and 4, respectively. Stock option awards vest 25% per year over a four year term. Restricted shares vest over a four year term, as follows: (i) 10% on the first anniversary of the grant date; (ii) 20% on the second anniversary of the grant date; (iii) 30% on the third anniversary of the grant date; and (iv) 40% on the fourth anniversary of the grant date. All options have a term of ten years from their grant date.
     During the three and nine months ended December 31, 2008, the Company recognized stock-based compensation costs of $57 and $315, respectively. The income tax benefit recognized related to stock-based compensation was $20 and $112 for the three and nine months ended December 31, 2008, respectively. During the three and nine months ended December 31, 2007, the Company recognized stock-based compensation costs of $47 and $125, respectively. The income tax benefit recognized related to stock-based compensation was $16 and $43 for the three and nine months ended December 31, 2007.
     The weighted average fair value of stock options granted in the nine months ended December 31, 2008 and 2007 was $16.57 and $3.00, respectively. There were no stock options granted during the three months ended December 31, 2008 and 2007. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	December 31,
	2008	2007
Expected life	5 years	5 years
Expected volatility	61.80%	43.86%
Risk-free interest rate	3.22%	4.83%
Expected dividend yield	.28%	.63%
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
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the nine months ended December 31, 2008 and 2007 was $30.88 and $6.90, respectively.
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
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $10 and $8 in the three-month periods ended December 31, 2008 and 2007, respectively, and $30 and $23 in the nine-month periods ended December 31, 2008 and 2007, respectively. There were 54 and 74 share equivalent units in the Plan at December 31, 2008 and 2007, respectively, and the related liability recorded was $241 and $304 at December 31, 2008 and 2007, respectively. The income to mark to market the share equivalent units was $23 and $0 in the three month periods ended December 31, 2008 and 2007, respectively. The (income) expense to mark to market the share equivalent units was $(23) and $8 in the nine months ended December 31, 2008 and 2007, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic income per share

Numerator:
Net income	$3,790	$3,763	$13,886	$10,843

Denominator:
Weighted common shares outstanding	10,126	9,868	10,083	9,796
Share equivalent units (“SEUs”)	55	75	62	75

Weighted average common shares and SEUs	10,181	9,943	10,145	9,871

Basic income per share	$.37	$.38	$1.37	$1.10

Diluted income per share

Numerator:
Net income	$3,790	$3,763	$13,886	$10,843

Denominator:
Weighted average shares and SEUs outstanding	10,181	9,943	10,145	9,871
Stock options outstanding	30	181	76	164

Weighted average common and potential common shares outstanding	10,211	10,124	10,221	10,035

Diluted income per share	$.37	$.37	$1.36	$1.08

     Options to purchase a total of 18 shares of common stock were outstanding at December 31, 2008, but were not included in the above computation of diluted income per share as their effect would be anti-dilutive.

NOTE 7 — PRODUCT WARRANTY LIABILITY:

     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at beginning of period	$357	$451	$441	$357
Expense for product warranties	70	86	134	316
Product warranty claims paid	(55)	(87)	(203)	(223)

Balance at end of period	$372	$450	$372	$450

     The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 8 — CASH FLOW STATEMENT:

     Interest paid was $4 and $9 for the nine months ended December 31, 2008 and 2007, respectively. In addition, income taxes paid were $3,498 and $1,889 for the nine months ended December 31, 2008 and 2007, respectively.
     During the nine months ended December 31, 2008, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statement of Cash Flows.
     Non cash activities during the nine months ended December 31, 2008 included a reclassification from “Capital in excess of par value” to “Common stock” for $506, which represents the par value of the additional shares issued to effect the two-for-one stock split effected in the form of a stock dividend. See Note 1. Non cash activities during the nine months ended December 31, 2008 also included $543, net of income tax, in pension and other postretirement benefit adjustments required by the adoption of the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. See Note 13. In addition, capital expenditures totaling $31 were financed through the issuance of capital leases.
     At December 31, 2008, there were $73 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statement of Cash Flows.

NOTE 9 — COMPREHENSIVE INCOME:

     Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net income	$3,790	$3,763	$13,886	$10,843

Other comprehensive income:
Foreign currency translation adjustment	10	12	151	27
Defined benefit pension and other postretirement plans	30	14	(494)	41

Total comprehensive income	$3,830	$3,789	$13,543	$10,911

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods and the effect of the Company’s adoption of the measurement date provisions of SFAS No. 158 on April 1, 2008. See Note 13.

NOTE 10 — EMPLOYEE BENEFIT PLANS:

     The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Service cost	$75	$121	$300	$364
Interest cost	327	278	945	832
Expected return on assets	(457)	(409)	(1,375)	(1,225)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	81	56	181	167

Net pension cost	$27	$47	$54	$141

     The Company contributed $3,500 to its defined benefit pension plan during the nine months ended December 31, 2008. The Company does not expect to make any contributions to its defined benefit pension plan for the balance of fiscal 2009.
     Subsequent to March 31, 2008, conditions in the worldwide debt and equity markets have deteriorated significantly. These conditions have had a negative effect on the fair value of the defined benefit pension plan’s investments since March 31, 2008. However, we are unable to quantify the exact effect on the plan.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	15	14	45	44
Amortization of prior service cost	(41)	(41)	(124)	(124)
Amortization of actuarial loss	5	6	17	18

Net postretirement benefit income	$(21)	$(21)	$(62)	$(62)

     The Company paid benefits of $19 related to its postretirement benefit plan during the nine months ended December 31, 2008. The Company expects to pay benefits of approximately $110 for the balance of fiscal 2009.

NOTE 11 — CONTINGENCIES AND COMMITMENTS:

     The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for minimal amounts below the expected defense costs. The outcome of these lawsuits cannot be determined at this time.
     From time to time in the ordinary course of its business, the Company is subject to legal proceedings and potential claims. At December 31, 2008, other than noted above, management was unaware of any additional material litigation matters.

NOTE 12 — INCOME TAXES:

     The Company files federal and state income tax returns in several U.S. and non-U.S. domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination by the United States Internal Revenue Service for tax years 2005 through 2008 and tax years 2006 and 2007 are currently under examination. The Company is subject to examination in state and international tax jurisdictions for tax years 2004 through 2008 and tax years 2006 through 2008, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no unrecognized tax benefits as of December 31, 2008 and has not recorded any interest or penalties related to uncertain tax positions for the nine-month period ended December 31, 2008.

NOTE 13 — ACCOUNTING AND REPORTING CHANGES:

     In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 was effective as of the beginning of fiscal 2009, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The adoption of all provisions of SFAS No. 157 had no effect on the Company’s financial position, results of operations and cash flows.
     On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, utilizing the remeasurement approach which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal 2009. The following table presents the impact of initially applying the measurement date provisions of SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet as of April 1, 2008:

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

NOTE 14 — SUBSEQUENT EVENT:

     In January 2009, the Company’s workforce was restructured by eliminating several positions at the staff and management levels in an effort to reduce costs. As a result, a restructuring charge of $365 will be recognized in the fourth quarter of fiscal 2009, which charge will include severance and related employee benefit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)
Overview
     We are a global designer and manufacturer of custom-engineered ejectors, liquid ring pump packages, condensers and heat exchangers. Our equipment is designed for critical applications in the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, food processing, pharmaceuticals, heating, ventilating and air conditioning. Sales, expressed as a percent of total sales, for the period April 1, 2008 through December 31, 2008 to the petrochemical, oil refinery, electric power generation and all other industry sectors were 24%, 49%, 6% and 21%, respectively.
     Our corporate offices and production facilities are located in Batavia, New York. Additionally, we have a wholly-owned foreign subsidiary in China. Our Chinese subsidiary supports sales orders from Asia and provides engineering support and supervision of subcontracted fabrication.
     Highlights for the three and nine months ended December 31, 2008 are set forth below. Our current fiscal year, which we refer to as “fiscal 2009,” ends March 31, 2009.
•	Net income and income per diluted share for the current quarter were $3,790 and $0.37, compared with net income of $3,763 and income per diluted share of $0.37 for the quarter ended December 31, 2007. Net income and income per diluted share for the nine months ended December 31, 2008 were $13,886 and $1.36, compared with net income and income per diluted share for the nine-month period ended December 31, 2007 of $10,843 and $1.08.

•	Net sales for the third quarter of $24,701 were up 20% compared with the third quarter of the fiscal year ended March 31, 2008, referred to as “fiscal 2008,” when sales were $20,625. Net sales for the first nine months of fiscal 2009 were $76,263, an increase of 20%, compared with $63,672 for the nine months ended December 31, 2007.

•	As a result of the unprecedented worldwide financial crisis and the freeze in the credit markets, net orders received in the quarter ended December 31, 2008 were an unusually low $8,098 compared with $26,647 in the three-month period ended December 31, 2007. Orders for the nine-month periods ended December 31, 2008 and 2007 were $53,349 and $72,018, respectively, a decrease of 26%. Orders for the three- and nine-month periods of fiscal 2009 are net of a $1,638 order for a refinery project that was cancelled in the current quarter.

•	Backlog, net of the cancelled order, was $52,483 at December 31, 2008, representing a 17% decrease compared with December 31, 2007, when backlog was $62,974. Our backlog at December 31, 2008 includes $5,681 of orders which have been placed on suspension pending further review by customers. We are in regular contact with our customers to evaluate credit risk and project completion timelines.

•	Gross profit margins were 38% and 42% for the three and nine-month periods ended December 31, 2008, respectively, compared with 42% and 40% for the three and nine-month periods ended December 31, 2007, respectively.

•	Operating margins for the quarter and nine-month period ended December 31, 2008 were 23% and 27%, respectively, compared with 26% and 24%, respectively, for the quarter and nine-month period ended December 31, 2007.

•	Cash and short-term investments at December 31, 2008 were $45,381, up 23% compared with $36,793 at March 31, 2008. Our balance sheet is strong and virtually debt free, which we believe is critical as we weather the economic crisis in the capital and credit markets and the slowdown in demand for our products.
     Unforeseeable events which occurred in the quarter ended December 31, 2008 lead us to believe we are in the midst of a severe downturn in the demand for our products and services. Such events included:
•	the effect of the ongoing financial meltdown combined with tighter credit markets;

•	a dramatic drop in crude oil prices;

•	a 3% to 5% reduction in gasoline consumption; and

•	certain customers lowering capital expenditure plans and taking a wait and see approach.
     Such events have rattled the energy industry, causing orders for the third quarter of fiscal 2009 to be down significantly compared with recent periods. Moreover, commodity markets, like the equity markets, continue to experience instability. During our third quarter, six orders were put suddenly on “hold” or “suspended”, in each case pending further customer review, and one order was cancelled. Moreover, crude-oil future prices in December, for January deliveries, fell 33% (before making an end of the month partial recovery due to Middle East conflict). The December 2008 decrease in crude oil prices was the largest monthly decline since the New York Merchantile Exchange (NYMEX) began keeping records. In addition, in December the broad index of change in United States manufacturing activity fell to its lowest level since 1980, which we believe could indicate that the global recession will continue well into 2009.
     As a result of the above-described events, oil companies have begun to announce that they are beginning to examine the continuation of planned projects. In fact, we believe that oil companies’ capital budgets for 2009 will likely be at least 12% less than 2008. We believe that high cost projects, such as oil-sands and unconventional natural-gas fields, are not likely to make economic sense to oil companies at current energy prices. Although we cannot predict how long the current downturn will last, we believe a number of events will have to occur before demand for our products that serve the refinery and petrochemical energy sectors returns in a significant way, as follows:
•	crude-oil prices increase to a higher, sustained market price;

•	gasoline consumption will have to grow to a level that stresses recently increased refinery capacity limits and readily available crude oil supplies;

•	confidence in world financial institutions returns and credit markets stabilize;

•	the economy in the markets we serve improves; and

•	project costs fall to levels seen 12 to 24 months ago.

     In the interim, we will continue to improve our company by nurturing relationships with a broader base of international customers, exploring diversification opportunities and implementing operational efficiencies and cost controls. In January 2009, we reduced our workforce by approximately 5%. The $365 restructuring charge related to such reduction will be recognized in our fourth quarter results.
     Notwithstanding the current economic and industry situation, we continue to believe that the future for significantly greater oil demand remains very strong and that current reductions in capital spending by the oil industry will only lead to greater shortages and higher prices when demand for oil eventually rebounds. Orders for our products typically rebound six to eighteen months following the end of a recession. We believe international orders for our products will lead the way in the next recovery period because capital investment will continue in the emerging markets of Asia and the Middle East. We remain extremely bullish both on the longer term outlook for substantial growth for global energy needs and in our longer term ability to maximize our profits and growth potential.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2008 and in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. Forward-looking statements may also include, but are not limited to, statements about:
•	the current and future economic environments affecting us and the markets we serve;

•	prices and demand for crude-oil and gasoline;

•	the need for refinery capacity limits;

•	the availability of crude oil supplies;

•	confidence in world financial institutions and credit markets;

•	reduction in end user project cost;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	estimates regarding our liquidity and capital requirements;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.
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
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$24,701	$20,625	$76,263	$63,672
Net income	$3,790	$3,763	$13,886	$10,843
Diluted income per share	$0.37	$0.37	$1.36	$1.08
Identifiable assets	$85,621	$62,059	$85,621	$62,059
The Third Quarter of Fiscal 2009 Compared With the Third Quarter of Fiscal 2008
     Sales for the third quarter of fiscal 2009 were $24,701, a 20% increase as compared with sales of $20,625 for the third quarter of fiscal 2008. The increase in sales of $4,076 was attributed to a $3,322 increase in ejector sales combined with a $1,243 and $575 increase in pump and heat exchanger sales, respectively, which more than offset the decline in condenser and aftermarket sales of $286 and $778, respectively. Sales by product for the quarter ended December 31, 2008 were 42% for ejectors, 27% for condensers, 12% for heat exchangers, 11% for aftermarket and 8% for pump packages, compared with the quarter ended December 31, 2007 when sales to the same respective categories were 34%, 34%, 12%, 17% and 3%.
     Sales for the nine-month period ended December 31, 2008 were $76,263, up 20%, compared with $63,672 for the first nine months of fiscal 2008. The increase in sales of $12,591 was attributable to increases in sales of aftermarket products, pump packages, condensers and heat exchangers of $5,557, $4,653, $2,671 and $2,059, respectively. Partially offsetting these increases was a decrease in ejector sales of $2,349 for the nine-month period ended December 31, 2008, compared with the same nine-month period of fiscal 2008. Sales by product for the nine months ended December 31, 2008 were 36% for ejectors, 23% for condensers, 21% for aftermarket, 8% for pump packages and 12% from heat exchangers, compared with the nine-month period ended December 31, 2007 when sales to the same respective categories were 47%, 24%, 16%, 3% and 10%. Sales of ejectors, condensers, aftermarket and pump packages for fiscal years 2009 and 2008 were substantially for refinery and petrochemical projects. Sales through the first nine months of fiscal 2009 were at a record high pace and we believe our Company will set a new record for sales this fiscal year, which we believe represents the peak of the current refinery cycle. We were able to increase our sales volume through productivity improvements made in engineering and manufacturing by process improvements, technology and new equipment. The strong sales reflects the unprecedented global demand from the petrochemical and oil-refinery sectors for our vacuum technology that grew from the end of calendar year 2004 through the first half of calendar year 2008, until the third quarter events discussed under the “Overview” section above occurred.
     International sales accounted for 42% and 48% of total sales for the third quarters of fiscal 2009 and fiscal 2008, respectively. For the nine months ended December 31, 2008, international sales were 37% of total sales compared with 44% for the nine-month period ended December 31, 2007. International sales of $28,369 for the current nine-month period were slightly greater than international sales of $28,224 for the nine months ended December 31, 2007. We believe future sales will trend toward greater international sales than U.S. sales as we enter our fiscal year ending March 31, 2010, which we refer to as “fiscal 2010,” because capital investment will continue in the emerging markets of the Middle East and Asia.
     Fluctuations in sales among products and geographic locations can vary measurably from period to period based on timing and magnitude of projects and do not necessarily indicate a change in trend. Sales in the three months ended December 31, 2008 were 46% to the refining industry, 27% to the chemical and petrochemical industries, 6% to the power industry and 21% to other industrial applications. Sales in the three months ended December 31, 2007 were 38% to the refining industry, 42% to the chemical and petrochemical industries, 1% to the power industry and 19% to other industrial applications. For the nine-month periods ended December 31, 2008 and 2007, sales were, respectively, 49% and 46% to the refinery industry, 24% and 31% to the chemical and petrochemical industries, 6% and 2% to the power industry and 21% and 21% to other industrial applications. For additional information on future sales and our markets, see “Orders and Backlog” below.
     Our gross profit margin for the third quarter of fiscal 2009 was 38% compared with 42% for the third quarter of fiscal 2008. Lower gross profit in the third quarter of fiscal 2009 was due to international subcontracted fabrication. Gross profit margin for the nine-month periods ended December 31, 2008 and 2007 was 42% and 40%, respectively. Gross profit for the nine months of fiscal 2009 increased 27% compared with the same period in fiscal 2008, primarily as a result of a 20% increase in sales. The higher gross profit margin and dollars for the nine months ended December 31, 2008 were due mostly to improved product mix achieved by selectivity on orders accepted and higher volume.
     Selling, general and administrative (“SG&A”) expenses, expressed as a percent of sales, for the three-month periods ended December 31, 2008 and 2007 were 14% and 16%, respectively. SG&A expenses, expressed as a percent of sales, for both of the nine-month periods ended December 31, 2008 and 2007 were 15%. Actual costs for fiscal 2009 for the three and nine months periods ended December 31, 2008, compared with the same respective periods in fiscal 2008, increased $328, or 10%, and $1,564, or 16%, respectively. Higher SG&A expenses were due to increased sales commissions related to higher sales and increased variable compensation as a result of a 28% increase in net income for the nine-month period. In addition, we incurred consulting costs for information technology and engineering and manufacturing projects, which we believe will lead to further reduced cycle time and greater efficiencies.
     Interest income for the three month-periods ended December 31, 2008 and 2007 was $83 and $304, respectively. For the nine-month periods ended December 31, 2008 and 2007, interest income was $386 and $799, respectively. Decreased interest income for both periods was due to lower interest rates and investing in lower risk and lower yield instruments. Our investments at December 31, 2008 consisted solely of fixed income debt securities issued by the United States Treasury.

     Interest expense was $1 for each of the quarters ended December 31, 2008 and 2007. For the nine-month periods ended December 31, 2008 and 2007, respectively, interest expense was $4 and $9. The decrease was due to lower interest rates and a decline in capital lease obligations outstanding.
     Our effective income tax rate for the current quarter and nine-month period ended December 31, 2008 was 36% and 34%, respectively, compared with 34% and 33% for the same respective periods in fiscal 2008. For fiscal 2009, we believe our effective tax rate will be 34%. In the current quarter, we recognized an adjustment for the difference between our estimated fiscal 2008 tax provision and the actual current taxes due for fiscal 2008 upon filing our federal tax return.
     Net income for our fiscal 2009 third quarter was $3,790 compared with $3,763 for the third quarter of fiscal 2008. For the nine-month period of fiscal 2009, net income was up 28% to $13,886, compared with $10,843 for the nine-month period of fiscal 2008. Income per diluted share was $0.37 and $1.36 for the three- and nine-month periods ended December 31, 2008, respectively, compared with $0.37 and $1.08 for the three- and nine-month periods ended December 31, 2007, respectively.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	December 31,
	2008	2007

Cash and investments	$45,381	$33,008
Working capital	$50,276	$34,050
Working capital ratio(1)	3.7	3.0
Long-term debt (capital leases)	$39	$40
Long-term debt/capitalization(2)	0.1%	0.1%
Long-term liabilities/capitalization(3)	4%	4%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash provided by operating activities for the first nine months of fiscal 2009 was $7,445, compared with $16,014 for the first nine months of fiscal 2008. The decrease was due to an increase in working capital, primarily related to an increase in accounts receivable due to timing of billings to customers, as well as, decreases in net operating losses and research and development credits available to reduce current taxes payable, a decrease in customer advance payments and a contribution made to our pension plan. Fewer advance payments from customers was a result of a reduction in major order activity. The contribution to the pension plan in the current nine-month period was $3,500, compared with $2,000 for the nine months ended December 31, 2007.
     We invest cash from maturing investments and net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of 91 to 180 days. Investments at December 31, 2008 and March 31, 2008 were $45,381 and $36,793, respectively.

     Uses of cash for investing activities for the nine months ended December 31, 2008 included capital expenditures of $1,193, compared with $659 for the nine-months ended December 31, 2007.
     Sources of cash from financing activities for the nine months ended December 31, 2008 included the issuance of common stock for stock options exercised, which raised $695, compared with $970 in the nine months ended December 31, 2007. In the nine-month period ended December 31, 2008, we also recognized a $1,696 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense, compared with $1,198 for the nine-month period ended December 31, 2007.
     Uses of cash for financing activities for the nine months ended December 31, 2008 and 2007 included dividend payments of $557 and $344, respectively. In the first nine months of fiscal 2009, we borrowed and repaid $2,450 to finance working capital needs compared with $69 for the first nine months of fiscal 2008.
     We have a credit facility with Bank of America, N.A. that provides a line of credit up to $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Borrowings and standby letters of credit outstanding under our credit facility on December 31, 2008 were $0 and $7,528, respectively. Our borrowing rate as of December 31, 2008 was the bank’s prime rate minus 125 basis points, or 2%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility will be adequate to meet our cash needs in the foreseeable future.
     Capital expenditures for fiscal 2009 are projected to aggregate approximately $1,800 to $2,000. Planned investment is expected to be about 50% in machinery and equipment, 40% for information technology and 10% for all other capital expenditures. We estimate 75% of our capital expenditure budget for fiscal 2009 will support productivity improvements, while the balance will be primarily used for capitalized maintenance projects. Capital expenditures in fiscal 2008 were 60% for plant machinery and equipment, and 40% for all other capital expenditures. Fifty-six percent of our capital spending was for productivity improvements, while the balance was primarily for capitalized maintenance.
Orders and Backlog
     Orders represent communications received from customers requesting us to supply products and services and can fluctuate significantly quarter-to-quarter by industry and product lines. During the three-month period ended December 31, 2008, orders began to slow as the world reacted to the worldwide economic crisis in the capital and credit markets. As a result, orders in the current quarter were an unusually low $8,098, which was net of a cancellation of $1,638. This compares with orders for the third quarter of fiscal 2008 of $26,647, a decrease of 70%, or $18,549. Orders were down across all product classifications. We believe that we continue to maintain our strong market position and believe that business trends should be analyzed over multiple quarterly periods due to the significant variability in orders and sales from quarter-to-quarter. Both U.S. and international orders were down compared with the three months ended December 31, 2007.
     Orders for the nine-month period ended December 31, 2008 were $53,349, down 26%, or $18,669, from $72,018 in the same period of fiscal 2008. The decrease in orders for the nine-month period ended December 31, 2008, compared with the nine months ended December 31, 2007, was primarily due to the lower order intake in the third quarter of fiscal 2009.

     Orders for our products typically rebound six to eighteen months following the end of a recession. We believe international orders for our products, particularly from Asia and the Middle East, will lead the way in the next recovery period because capital investment will continue in these emerging markets. However, gross profit margins on international orders can be lower than gross profit margins for U.S. orders due to the difference in market pricing and our higher cost structure, as compared with that of our non-U.S. competitors who engineer and manufacture in lower cost countries.
     United States orders for the three and nine-month period ended December 31, 2008 were 62% and 45% of total orders or $5,042 and $23,802, respectively. International orders were 38% and 55% of total orders, or $3,056 and $29,547 for the respective three- and nine-month periods ended December 31, 2008.
     United States orders for the three- and nine-month periods ended December 31, 2007 were 74% and 72% of total orders or $19,640 and $51,790, respectively. International orders were 26% and 28% of total orders, or $7,007 and $20,228 for the respective three- and nine-month periods ended December 31, 2007.
     Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Backlog was $52,483 at December 31, 2008, compared with $62,974 at December 31, 2007, a 17% decrease. In the quarter ended December 31, 2008, we were notified by customers that one project with a value of $1,638 was cancelled and six orders with a value of $5,681 were suspended pending further evaluation. Our backlog has been reduced for the cancelled project, but does include the suspended orders. Excluding $4,980 of suspended orders, all of our current backlog is expected to be converted to sales within the next twelve months and represents orders from traditional markets in our established product lines. We are currently in continuous contact with our customers to evaluate credit risk and project completion timelines. At December 31, 2008, approximately 45% of our backlog was attributable to equipment for refinery project work, 33% to chemical and petrochemical projects, and 22% to other industrial or commercial applications. At December 31, 2007, approximately 50% of our backlog was attributable to equipment for refinery project work, 23% to chemical and petrochemical projects, and 27% to other industrial or commercial applications, including electrical power.
Contingencies and Commitments
     We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for amounts below expected defense costs. The outcome of these lawsuits cannot be determined at this time.
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of December 31, 2008, other than noted above, we were unaware of any material litigation.
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In our fiscal year ended March 31, 2007, we adopted the provisions of SFAS No. 158 which were effective for that year. Effective April 1, 2008, we recognized the effects of changing our measurement dates for our defined benefit plans from a December 31 to a March 31 date. Under the approach we selected, we remeasured our plan assets and benefit obligations as of the beginning of fiscal 2009. Our adoption of SFAS No. 158 had the effect of reducing our prepaid pension asset by $801, reducing our deferred income tax liability by $260, reducing stockholders’ equity by $506 and decreasing accrued postretirement benefits by $35.
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
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of December 31, 2008 or 2007, other than operating leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The principal market risks (i.e., the risk of loss arising from changes in market rates and prices) to which we are exposed are foreign currency exchange rates and price risk.

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
Foreign Currency
     International consolidated sales for the first nine months of fiscal 2009 were 37% of total sales compared with 44% for the first nine months of fiscal 2008. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to United States Dollars. In the nine-month periods ended December 31, 2008 and 2007, we had no sales for which we were paid in foreign currencies. We have benefited from the relative weakness of the United States Dollar compared with other foreign currencies for the past several years, but we are unable to quantify the amount of this benefit.
     We have limited exposure to foreign currency purchases. In each of the three- and nine-month periods ended December 31, 2008, our purchases in foreign currencies represented 3% of the cost of products sold. In the three- and nine-month periods ended December 31, 2007, our purchases in foreign currencies represented 2% and 1%, respectively, of the cost of products sold.
     At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the current reporting periods and, as of December 31, 2008 and December 31, 2007, we held no forward currency contracts.
Price Risk
     Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices. Moreover, the cost of metals and other materials used in our products have experienced significant volatility. Currently, we are experiencing a decline in the cost of metals and other materials. Such factors, in addition to the global effects of the recent volatility and disruption of the capital and credit markets, have resulted in downward demand and pricing pressure on our products.
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
Part II Other Information
Item 1A. Risk Factors
     The risk factors included in Item 1A. of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 are incorporated herein by reference.
Item 6. Exhibits
     See index to exhibits on page 28 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jennifer R. Condame
Jennifer R. Condame
Controller and Chief Accounting Officer

Date: February 2, 2009

INDEX OF EXHIBITS

(10)		Material Contracts

	#	10.1	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and James R. Lines, is incorporated by reference herein to Exhibit 99.1 to Graham Corporation’s Current Report on Form 8-K dated December 31, 2008.

	#	10.1	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith, is incorporated by reference herein to Exhibit 99.2 to Graham Corporation’s Current Report on Form 8-K dated December 31, 2008.

(31)		Rule 13a-14(a) Certifications

		31.1	Certification of Principal Executive Officer

		31.2	Certification of Principal Financial Officer

(32)		Section 1350 Certifications

		32.1	Section 1350 Certifications

#	Management contract or compensatory plan.