Form 10-K
period 2009-03-31
GRAHAM CORP
filed 2009-06-02
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 1-8462
GRAHAM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	16-1194720
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

20 Florence Avenue, Batavia, New York	14020
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 585-343-2216

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10)	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $257,463,740. The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2008, as reported on the NYSE Amex exchange. For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 29, 2009, the registrant had outstanding 9,848,115 shares of common stock, $.10 par value, and 9,848,115 preferred stock purchase rights.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2009 Annual Meeting of Stockholders, is incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION
Annual Report on Form 10-K
Year Ended March 31, 2009

Note:	Portions of the registrant’s definitive Proxy Statement, to be issued in connection with the registrant’s 2009 Annual Meeting of Stockholders to be held on July 30, 2009, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data).

Item 1.	Business.

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

Our products are used in a wide range of industrial process applications, including:

•	petroleum refineries;

•	chemical and petrochemical plants;

•	fertilizer plants;

•	power generation facilities, such as fossil fuel, nuclear, cogeneration and geothermal power plants;

•	alternate energy;

•	pharmaceutical plants;

•	plastics plants;

•	liquefied natural gas production facilities;

•	soap manufacturing plants;

•	air conditioning systems;

•	food processing plants; and

•	other process industries.

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

Historically, 40% to 50% percent of our revenue is generated from foreign sales, and we believe that revenue from the sale of our products outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. We have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. As a result of the expansion of our presence in Asia, we expect that the Asian market will over time account for an increasing percentage of our revenue.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2009, 2008 and 2007, which we refer to as fiscal 2009, fiscal 2008 and fiscal 2007, respectively, is contained in Note 12 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. We presently have no plans to enter any new industry segments that would require the investment of a material amount of our assets or that we would otherwise consider to be material.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our principal business location is in Batavia, New York. We also maintain a wholly-owned subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in Suzhou, China. As of March 31, 2009, we had 270 full-time employees.

Our Strengths

Our core strengths are as follows:

•	We have strong brand recognition. Over the past 73 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that the recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets.

•	We custom engineer and manufacture high quality products and systems that address the particular needs of our customers. With 73 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

•	We have a global presence. Our products are used worldwide, and we have sales representatives located in major cities throughout the world.

•	We believe that we have a solid reputation and strong relationships with our existing customer base, as well as with our key suppliers.

•	We have a strong balance sheet with significant cash and investments, and minimal debt.

•	We have a high quality credit facility, which allows for a $30,000 borrowing capacity.

Our Strategy

Our objective is to capture more market share within the geographies and industries we serve, expand our geographic markets and grow our presence in the energy industry and continually improve our results of operations. Our strategy to accomplish our objective is:

•	To capitalize on the strength of the Graham brand in order to win more business in our traditional markets and enter other markets.

•	To identify acquisition and organic growth opportunities where our brand strength provides us an advantage to expand and complement our core business. This includes opportunities to extend our existing product lines, move into complementary product lines and to expand our global sales presence in order to further broaden our existing markets and reach additional markets.

•	To invest in people and capital to meet the long-term growth in demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets. Specifically, we intend to strengthen our sales and engineering in Asia and establish manufacturing capabilities where long-term estimates of demand for oil and oil by-products point to continued growth.

•	To always deliver products and solutions that enable our customers to achieve their operating objectives and that differentiate us from our competitors, and which allows us to win new orders based on value.

In order to effectively implement our strategy, we also must continually work to improve ourselves. These efforts include:

•	Invest in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Enhance our engineering and manufacturing capacities, especially in connection with the design of our products, in order to be able to more quickly respond to existing and future customer demands.

•	Accelerate our bids on available contracts by implementing front-end bid automation and design processes.

•	Expand our margins by implementing and expanding upon our operational efficiencies through a flexible manufacturing flow model and other cost efficiencies.

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors in our primary markets include:

NORTH AMERICA

Market	Competitors

Refining vacuum distillation	Gardner Denver, Inc.
Chemicals/Petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.
Turbomachinery Original Equipment Manufacturer (“OEM”) — refining, petrochemical	Ambassador; KEMCO; Yuba Heat Transfer, LLC
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International (USA), Inc.; KEMCO; Yuba Heat Transfer, LLC
HVAC	Alfa Laval AB; APV; ITT; Ambassador

INTERNATIONAL

Market	Competitors

Refining vacuum distillation	Gardner Denver, Inc.; GEA Wiegand GmbH; Edwards, Ltd.; Korting Hannover AG
Chemicals/Petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Edwards, Ltd.
Turbomachinery OEM — refining, petrochemical	DongHwa Entec Co., Ltd.; Bumwoo Engineering Co., Ltd.; Oeltechnik GmbH; KEMCO
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International; KEMCO; Yuba Heat Transfer, LLC

During fiscal 2009, approximately 11% of our sales were attributable to the Bechtel-Jacobs CEP Port Arthur Joint Venture. No other customer accounted for more than 10% of our fiscal 2009 sales.

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

Working Capital Practices

Our business does not require us to carry significant amounts of inventory or materials beyond what is needed for work in process. We do not provide rights to return goods, or payment terms to customers that we consider to be extended in the context of the industries we serve.

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

Seasonality

No material part of our business is seasonal in nature. However, our business is cyclical in nature as it depends on the willingness of our customers to invest in major capital projects.

Research and Development Activities

During fiscal 2009, fiscal 2008 and fiscal 2007, we spent approximately $3,347, $3,579 and $3,581, respectively, on research and development activities relating to new products and services, or the improvement of existing products and services.

Information Regarding Our International Sales

The revenue from the sale of our products outside the United Sates has accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 37%, 46% and 50% of our revenues in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, resulted from revenues from foreign sales. Revenue attributed to sales in Asia constituted approximately 13%, 15% and 17% of our revenues in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Revenue attributed to sales in the Middle East constituted approximately 8%, 11% and 23% of our revenue in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website (located at www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically. Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549.

We maintain an Internet website located at www.graham-mfg.com. On our website, we provide a link to the SEC’s Internet website that contains the reports, proxy statements and other information we file electronically. We do not provide this information on our website because it is more cost effective for us to provide a link to the SEC’s website. Copies of all documents we file with the SEC are available in print to any stockholder who makes a request. Such requests should be made to our Corporate Secretary at our corporate headquarters. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Historically, a substantial portion of our revenue has been derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we believe we are in a long-term expansion of demand for our products in the petrochemical, petroleum refining and power generating industries, during fiscal 2009, we entered a sudden downturn in the demand for our products and services. Historically, previous cyclical downturns have lasted from one to several years. We have no way to predict or control the length or severity of this downturn. A sustained deterioration in any of the cyclical industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products nor would they likely have the need to build additional facilities or improve existing facilities.

We serve markets that are capital intensive. The recent volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our operating results. Such volatility and disruption may also negatively impact our ability to access additional financing.

Although we believe that the fundamentals that have driven our growth over the past few years remain essentially unchanged and that our long-term growth prospects remain strong, we also expect that the current economic crisis in the capital and credit markets will cause a slow-down in spending by our customers as they evaluate the current and future economic impact of such crisis to their project plans. If adverse economic and credit conditions persist or worsen, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could put downward pricing pressure on us. If any of the foregoing occurs, there would be an adverse effect on our results of operations.

Moreover, the current crises in the capital and credit markets could have an adverse effect on our ability to obtain additional financing on commercially reasonable terms, if at all, should we determine such financing is desirable to expand our business.

The larger markets we serve are the petroleum refining and petrochemical industries which are both cyclical in nature and dependent on the price of oil. As a result, volatility in the price of crude oil may negatively impact our operating results.

Although we believe that the global consumption of crude oil will increase over the course of the next twenty years and that there will be a shortage of global oil refining capacity, the price of crude oil has been very volatile. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades. During times of significant volatility in the market for crude oil, our customers may refrain from placing large orders until the market stabilizes. During such times of high volatility, we could experience decreased revenue from our operations attributable to decreases in the spending levels of our customers.

Our international sales operations are subject to uncertainties that could harm our business.

We believe that revenue from the sale of our products outside the United States will continue to account for a significant portion of our total revenue for the foreseeable future. For fiscal 2009, our sales to geographic regions were 63% domestic and 37% international.

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

Should any one of the above risks materialize, our business and results of operations could be harmed.

A large percentage of our sales are in non-U.S. jurisdictions. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2009, approximately 37% of our revenue was from customers located in countries outside of the United States. Moreover, we maintain a subsidiary and have facilities in China. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;

•	political or economic instability in certain countries, especially during the current global economic crisis;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	credit risks;

•	currency fluctuations;

•	tariff and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	shipping products during times of crisis or wars;

•	our failure to comply with United States laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; and

•	other factors inherent in foreign operations.

We are subject to foreign currency fluctuations which may adversely affect our operating results.

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. As such, fluctuations in currency exchange rates, which cause the value of the U.S. dollar to increase, could have an adverse effect on the profitability of our business. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2009, we held no forward foreign currency exchange contracts.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely affected.

Although technologies in the vacuum and heat transfer areas are well established, we believe our future success depends, in part, on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

The loss of any member of our executive management team and our inability to make up for such loss with a qualified replacement could harm our business.

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

Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. In addition, customer buying patterns can change as they become more price sensitive and accepting of low cost suppliers. If we cannot compete successfully against current or future competitors, our business will be harmed.

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

We are subject to contract cancellations and delays by our customers, which may adversely affect our operating results.

Contract cancellations may occur, which could reduce the realizable value of our backlog and negatively impact the amount of revenue earned and the profitability of our business. Certain contracts in backlog may contain provisions allowing for the assessment of cancellation charges to our customers to substantially compensate us for costs incurred on cancelled contracts. Delay of contract execution by our customers can result in volatility in our operating results.

A decrease in supply or increase in cost of the materials used in our products could harm our profitability.

Any restrictions on the supply or the increase in the cost of the materials used by us in manufacturing our products could significantly reduce our profit margins, which could harm our results of operations. Any efforts we may engage in to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. Our profitability depends largely on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources.

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

This information required by this Item 3 is contained in Note 15 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

(Amounts in thousands, except per share data)

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE Amex exchange under the symbol “GHM”. As of May 29, 2009, there were 9,848 shares of our common stock outstanding that were held by approximately 155 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the NYSE Amex. The table and the disclosure below takes into account the effect of our two-for-one stock split in the nature of a dividend, which became effective October 6, 2008.

	High	Low

Fiscal year 2009
First quarter	$38.25	$17.50
Second quarter	54.91	21.25
Third quarter	27.36	6.85
Fourth quarter	13.89	7.16
Fiscal year 2008
First quarter	$11.40	$6.30
Second quarter	18.30	10.17
Third quarter	30.48	15.82
Fourth quarter	25.15	14.00

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Dividends declared by our Board of Directors for the first, second, third and fourth quarters of fiscal 2009 were $.015, $.02, $.02 and $.02, respectively, and for the same respective quarters in fiscal 2008 were $.01, $.01, $.015 and $.015. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

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

Purchases of Equity Securities by the Issuer

On January 29, 2009, our Board of Directors authorized a stock repurchase program of up to 1,000 shares of our common stock to continue until the earlier of July 29, 2009, until such time that all 1,000 shares have been repurchased or until the Board of Directors terminates the program. Repurchases may be made from time to time either in the open market or through privately negotiated transactions. We have no obligation under the program to repurchase shares and the program may be suspended or discontinued at any time without prior notice. We intend to fund the purchase price for shares of our common stock acquired with current cash on hand and cash generated from operations. Common stock repurchases in the fourth quarter of the fiscal year ended March 31, 2009 were as follows:

			(c)	(d)
			Total Number	Maximum
			of Shares	Number of
		(b)	Purchased	Shares that
	(a)	Average	As Part of	May Yet
	Total	Price	Publicly	Be Purchased
	Number	Paid	Announced	Under
	of Shares	Per	Plans or	The Plans or
Period	Purchased	Share	Programs	Programs

1/1/2009 — 1/31/2009	0	$0	0	0
2/1/2009 — 2/28/2009	89	7.86	89	911
3/1/2009 — 3/31/2009	188	8.43	188	723

Total	277	$8.25	277	723

Item 6.	Selected Financial Data

	GRAHAM CORPORATION — FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(For Fiscal Years Ended March 31)	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(Amounts in thousands, except per share data)

Operations:
Net sales	$101,111	$86,428	$65,822	$55,208	$41,333
Gross profit	41,712	34,162	16,819	15,959	7,540
Gross profit percentage	41.3%	39.5%	25.6%	28.9%	18.2%
Income from continuing operations	17,467	15,034	5,761	3,586	296
Dividends	754	493	387	367	334
Common stock:
Basic earnings from continuing operations per share	$1.72	$1.52	$.59	$.39	$.04
Diluted earnings from continuing operations per share	1.71	1.49	.58	.38	.03
Stockholders’ equity per share	6.21	4.86	3.15	2.83	1.95
Dividend declared per share	.075	.05	.04	.04	.04
Market price range of common stock
High	54.91	30.48	9.20	10.40	3.56
Low	6.85	6.30	5.02	3.31	2.14
Average common shares outstanding — diluted	10,195	10,085	9,850	9,336	8,583
Financial data at March 31:
Cash and cash equivalents and investments	$46,209	$36,793	$15,051	$10,988	$2,717
Working capital	49,547	36,998	20,119	16,779	11,204
Capital expenditures	1,492	1,027	1,637	1,048	224
Depreciation	977	862	874	775	768
Total assets	86,924	70,711	48,878	40,556	33,529
Long-term debt, including capital lease obligations	31	36	56	30	44
Stockholders’ equity	61,111	48,536	30,654	27,107	16,578

(1)	Per share data has been adjusted to reflect the following stock splits: a two-for-one stock split declared on July 31, 2008; a five-for-four stock split declared on October 26, 2007; and a two-for-one stock split declared on July 28, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

Highlights for our fiscal year ended March 31, 2009, which we refer to as fiscal 2009, include:

•	Net income and income per diluted share for fiscal 2009, were $17,467 and $1.71 compared with net income and income per diluted share of $15,034 and $1.49 for fiscal year ended March 31, 2008, which we refer to as fiscal 2008. Net income and income per diluted share for fiscal 2009 were record highs.

•	Net sales for fiscal 2009 of $101,111 were up 17% compared with $86,428 for fiscal 2008. Fiscal 2009 net sales set a record high.

•	Orders placed in fiscal 2009 of $73,874 were down 31% compared with fiscal 2008, when orders were $107,102.

•	Backlog on March 31, 2009 was $48,290, down from backlog of $75,662 on March 31, 2008.

•	Gross profit and operating margins for fiscal 2009 were 41.3% and 26.0% compared with 39.5% and 24.4%, respectively, for fiscal 2008. Gross profit margin and operating margin percentages for fiscal 2009 set record highs.

•	Cash and short-term investments at March 31, 2009 were $46,209, compared with $36,793 as of March 31, 2008, up 26%. Cash and investments on hand at March 31, 2009 set a record high.

•	Our balance sheet is strong and free of bank debt.

We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers. Our equipment is used in critical applications in the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, heating, ventilating and air conditioning.

Our corporate offices and production facilities are located in Batavia, New York. We also have a wholly-owned foreign subsidiary located in Suzhou, China. Our subsidiary in China serves to support sales orders from Asia and provides engineering support and supervision of subcontracted fabrication.

Market Conditions: Fiscal 2009 and the Near Term

Fiscal 2009 saw a shift for our customers and for Graham. In the first half of fiscal 2009, the continuation of increased capital spending by our customers resulted in strong orders for us. In mid fiscal 2009, the global financial crisis rapidly created a credit freeze and uncertainty resulting in a dramatic decline in capital spending and, hence, new orders for Graham dropped significantly. While this did not have a major adverse impact on fiscal 2009 revenues, it did affect second half orders and year-end backlog. Orders in the second half of fiscal 2009 were $28,622 compared with orders of $61,731 in the same period of fiscal 2008.

Looking at fiscal 2010, we believe the current downturn in the global economy, which is reflected in the refinery and petrochemical markets that we serve, will continue and pose a near term challenge for our customers to invest in major capital projects. We also believe that the significant increase in construction costs, including raw material costs, which has occurred over the past four to five years, is leading to a delay in new commitments by our customers as they expect construction costs to decrease (following the recent declines in commodity costs).

On a quarterly basis in fiscal 2010, we expect our new order levels to be volatile, resulting in both good and weak quarters. A good example of this was the third and fourth quarters of fiscal 2009, which had new order levels of $8,098 and $20,524, respectively. We believe looking at our order levels in one quarter will not provide an accurate indication of future expectations, rather looking at orders over a rolling four-quarter time period will be a better measure of our business.

Market View: Long Term View / Shift Back to International Growth

Over the long-term, we expect our customers’ markets to regain their historical strength and grow for the foreseeable future. We believe the long-term trends remain strong. The drivers of future growth are:

•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in developing countries.

•	Increased demand is expected for power, refinery and petrochemical products, caused by the expanding middle class in Asia.

•	As demand grows, global oil refining capacity increases are expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Known supplies of sweet crude oil are being depleted. Sour crude sources are identified and believed to be plentiful.

•	Differential in raw material prices for sweet and sour crude oil. To lower production costs, many refineries will continue to upgrade facilities in order to be able to process sour crude oil, which requires an upgrade of vacuum and heat transfer equipment of the types we design and manufacture.

•	Increased global regulations over the refining and petrochemical industries will continue and drive demand for capital activity.

•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive.

•	Refineries in the United States will be upgraded to process synthetic crude oil from the Alberta oil sands region of Canada.

•	Increased need in certain regions for geothermal electrical power plants to meet increased electricity demand.

•	Long-term growth potential in emerging energy market opportunities, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.

All of these markets offer long-term growth opportunity for us as major project work will be necessary to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.

We believe that many of the drivers noted above are in the international arena. We expect that in the future, international opportunities will be more plentiful relative to domestic projects. Our domestic sales as a percentage of product sales increased over the past three fiscal years from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009. The economic strength of the U.S., especially the U.S. refining market drove this trend. As we look forward, we believe this trend will reverse itself and international sales will be at a similar level as domestic sales over the next few years and could surpass domestic sales as early as 2010.

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

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2009	2008	2007

Net sales	$101,111	$86,428	$65,822
Net income	$17,467	$15,034	$5,761
Diluted income per share	$1.71	$1.49	$0.58
Identifiable assets	$86,924	$70,711	$48,878

Fiscal 2009 Compared with Fiscal 2008

Sales for fiscal 2009 were $101,111, a 17% increase, as compared with sales of $86,428 for fiscal 2008. This growth in sales came from all product lines; 32% of the gain came from pumps, 29% from spare parts, and the remaining 39% from condensers, ejectors and heat exchangers. International sales accounted for 37% of all sales for fiscal 2009, which was down from 46% in fiscal 2008. The strength of the U.S. refining market was primarily responsible for this shift in fiscal 2009. Domestic sales grew $16,838 in fiscal 2009. International sales declined by 5% in fiscal 2009, driven by sales declines in South America and the Middle East due to a slowdown in investment in new capacity. Sales for fiscal 2009 were 46% to the refining industry (up from 43% in fiscal 2008), 27% to the chemical and petrochemical industries (down from 31%) and 27% to other industrial applications (up from 26%), including electrical power.

Our gross profit percentage for fiscal 2009 was 41.3% compared with 39.5% for fiscal 2008. Gross profit dollars for fiscal 2009 increased 22% ($7,550) compared with fiscal 2008. Gross profit dollars increased due to increased volume, improved product mix achieved by increased selectivity on orders accepted, and improved engineering and manufacturing efficiencies. Our improved operating efficiencies, which are a continuation of the gains seen in fiscal 2008, enabled us to achieve greater sales volume in fiscal 2009 without spending significant capital (or increasing other fixed costs) to increase our manufacturing capacity.

Selling, general and administrative (“SG&A”) expenses for fiscal 2009 remained similar to the fiscal 2008 level of 15%. Actual costs in fiscal 2009 increased $1,751, or 13%, compared with fiscal 2008. SG&A expenses increased due to greater variable costs (e.g., sales commissions, variable compensation) related to higher sales and net income.

During fiscal 2009, we restructured our workforce, eliminating certain management, office and manufacturing positions. The restructuring resulted in a pre-tax charge to earnings of $559. This cost was reported as Other Expense. Our on-going annual cost savings as a result of the restructuring is expected to be approximately $2,700.

Interest income for fiscal 2009 was $416, down from $1,026 in fiscal 2008. This decrease was due to lower rates of return on our investments, which are primarily short-term U.S. Treasury securities.

Interest expense was $5 in fiscal 2009, down from $10 in fiscal 2008.

Our effective tax rate in fiscal 2009 was 35%, compared with an effective tax rate of 32% for fiscal 2008. The increase was due to a higher level of pre-tax income relative to our allowable level of tax deductions.

Net income for fiscal 2009 and fiscal 2008 was $17,467 and $15,034, respectively. Income per diluted share was $1.71 and $1.49 for the respective periods.

Fiscal 2008 Compared with Fiscal 2007

Sales for fiscal 2008 were $86,428, a 31% increase, as compared with sales of $65,822 for fiscal 2007. Ninety-two percent of the increase in sales in fiscal 2008 compared with fiscal 2007 came from ejector and spare part sales, which were primarily sold to the refinery market. Of the 92%, 75% related to ejectors and the balance related to spare parts. International sales accounted for 46% and 50% of total sales for fiscal 2008 and fiscal 2007, respectively. International sales year-over-year increased $6,731, or 21%. The increase in international sales came from Asia, South America and Canada. Sales for fiscal 2008 were 43% to the refining industry, 31% to the chemical and petrochemical industries and 26% to other industrial applications, including electrical power. Sales in fiscal 2007 were 35% to the refining industry, 39% to the chemical and petrochemical industries and 26% to other industrial applications, including electrical power.

Our gross profit percentage for fiscal 2008 was 39.5% compared with 25.6% for fiscal 2007. Gross profit dollars for fiscal 2008 increased 103% compared with fiscal 2007. Gross profit percentage and dollars increased primarily due to improved product mix achieved by increased selectivity on orders accepted, improved engineering and manufacturing efficiencies and greater leveraging of manufacturing costs. Our improved operating efficiencies enabled us to achieve greater sales volume in fiscal 2008 without increasing proportionally our cost of products sold.

SG&A expenses for fiscal 2008 and 2007 were 15% and 16% of sales, respectively. The decline, expressed as a percentage of sales, was due to greater sales in fiscal 2008. Actual costs in fiscal 2008 increased $2,268, or 21%, compared with fiscal 2007. SG&A expenses increased due to greater variable costs (e.g., sales commissions, variable compensation) related to higher sales and net income.

Interest income for fiscal 2008 and 2007 was $1,026 and $516, respectively. Increased interest income followed increases in investments of 144%.

Interest expense was $10 in both fiscal 2008 and 2007.

Our effective tax rate in fiscal 2008 was 32%, compared with an effective tax rate of 12% for fiscal 2007. The effective tax rate for fiscal 2008 was less than the statutory rate of approximately 34% due to the qualified production activities deduction and research and development (R&D) tax credit. The fiscal 2007 effective tax rate reflected the benefit of $1,607 in research and development tax credits. The total credit recognized represented qualifying R&D expenditures for fiscal years 1999 to 2007. The R&D tax credit recognized in fiscal 2008 was $234.

Net income for fiscal 2008 and 2007 was $15,034 and $5,761, respectively. Income per diluted share was $1.49 and $0.58 for the respective periods.

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity. The following table shows the balance of stockholders’ equity on the dates indicated:

March 31, 2009	March 31, 2008	March 31, 2007

$61,111	$48,536	$30,654

Fiscal 2009 Compared with Fiscal 2008

Stockholders’ equity increased $12,575 or 26%, at March 31, 2009 compared with March 31, 2008. This increase was primarily due to net income, offset by a decline in the value of pension assets. In July 2008, we increased our dividend per share from 6 cents per share per year to 8 cents per year. Dividends paid in fiscal 2009 increased 53%, or $261, due to the above mentioned increase as well as an increase in mid-fiscal 2008. In fiscal 2009, we increased authorized shares from 6,000 to 25,500. In October 2008, we split our stock 2-for-1, increasing the actual outstanding shares to 10,125 shares. We subsequently repurchased 277 shares in the fourth quarter of fiscal 2009 pursuant to our publicly announced stock repurchase program.

On March 31, 2009, our net book value was $6.21 up 28% over March 31, 2008.

Fiscal 2008 Compared with Fiscal 2007

Stockholders’ equity increased $17,882, or 58%, at March 31, 2008 compared with March 31, 2007. Eighty-four percent of this increase was due to the increase in net income, 15% was due to stock options exercised, and 1% was for other reasons. In October 2007, we increased our dividend per share from 5 cents per share per year to 6 cents per year. Dividends paid in fiscal 2008 increased 27%, or $106, due to this increase and due to additional shares outstanding.

On March 31, 2008, our net book value was $4.86, up 54% over March 31, 2007.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets:

	March 31,
	2009	2008

Working capital(1)	$49,547	$36,998
Working capital ratio(1)	3.1	2.8
Long-term debt (capital leases)	$31	$36
Long-term debt/capitalization(2)	0.0%	0.0%
Long-term liabilities/capitalization(3)	4.3%	3.7%

1)	Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.

As of March 31, 2009, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
		Less Than	1 − 3	3 − 5
	Total	1 Year	Years	Years	Thereafter

Capital lease obligations	$63	$31	$32	$—	$—
Operating leases(1)	307	103	164	40	—
Pension and postretirement benefits(2)	122	122	—	—	—
Accrued compensation	250	—	—	—	250
Accrued pension liability	282	26	52	52	152

Total	$1,024	$282	$248	$92	$402

1)	For additional information, see Note 5 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

2)	Amounts represent anticipated contributions during fiscal 2010 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. No contributions are expected to be made to our defined benefit pension plan for fiscal 2010.

Net cash provided by operating activities for fiscal 2009 was $11,046, compared with $19,702 for fiscal 2008. While net income was greater in fiscal 2009, favorable cash flow from timing of accounts receivable achieved in 2008 was not repeatable. We are continuing to work to reduce our overall operating working capital (operating working capital equals accounts receivable plus inventory minus accounts payable). Our cash conversion cycle is down to 17 days at March 31, 2009, compared to 31 days as of March 31, 2008 and 51 days as of March 31, 2007 (cash conversion cycle equals days sales outstanding plus days inventory on hand minus days payables outstanding). The decrease in our cash conversion cycle was accomplished through continued focus on accounts receivable and inventory balances during fiscal 2009. Sales in fiscal 2009 were managed with an average operating working capital level of 5% of sales compared with 9% in fiscal 2008 and 14% in fiscal 2007.

We invest net cash generated from operations in excess of cash held for near-term needs in U.S. government instruments, generally with maturity periods of up to 180 days. Investments at March 31, 2009 and March 31, 2008 were $41,059 and $34,681, respectively. This increase was responsible for the majority of the growth in working capital.

Significant sources of cash for fiscal 2009 included the issuance of common stock to cover stock options exercised, which raised $695, as compared with $1,116 in fiscal 2008. In addition, in fiscal 2009 we recognized a $1,696 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense. This amount compared with $1,473 for fiscal 2008.

Other significant uses of cash for fiscal 2009 included our stock repurchase program. Under this program, 277 shares of stock were purchased during the fourth quarter of fiscal 2009 at a cost of $2,288 (representing an average price of $8.25 per share). Dividend payments of $754 and capital expenditures of $1,492 were made in fiscal 2009, compared with $493 and $1,027, respectively, for fiscal 2008. In fiscal 2009, we contributed $7,500 into our defined benefit pension plan, compared with $3,000 for fiscal 2008. In fiscal 2009, we repaid $28 in excess of amounts borrowed for bank borrowings and capitalized leases, as compared with $37 for fiscal 2008.

Capital expenditures in fiscal 2009 were 76% for plant machinery and equipment and 24% for all other items. Seventy-eight percent of our capital spending was for productivity improvements and the balance was primarily for capitalized maintenance. Capital expenditures for fiscal 2010 are expected to be approximately $1,000, with the planned investment expected to be 65% for machinery and equipment, 28% for information technology and 7% for all other items. We estimate 50% of our capital budget in fiscal 2010 will support productivity improvements with the balance primarily for capitalized maintenance projects.

Our revolving credit facility with Bank of America, N.A. provides a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on March 31, 2009 and 2008 were $8,759 and $11,292, respectively. Other utilization of our credit facility limits at March 31, 2009 and 2008 were $0. Our borrowing rate as of March 31, 2009 was Bank of America’s prime rate minus 125 basis points, or 2.00%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Orders during fiscal 2009 and fiscal 2008 were $73,874 and $107,102, respectively, representing a 31% decrease for fiscal 2009. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy included in Note 1 to the Consolidated Financial Statements. The decrease in orders occurred in the second half of fiscal 2009. Orders in the first half of fiscal 2009 were $45,252 compared with $45,371 in the same period of fiscal 2008. However, orders in the second half of fiscal 2009 were $28,622 compared with $61,731 in the second half of fiscal 2008. As previously discussed, during the second half of fiscal 2009, our customers were impacted by the global financial crisis and recession, causing them to reduce capital spending. This in turn had a negative impact on our orders.

Domestic orders were 43%, or $31,413, of our total orders and international orders were 57%, or $42,461, of our total orders in fiscal 2009. The international orders grew in Asia by $12,252 and represented 31% of all orders for the year, up from 10% in fiscal 2008.

Backlog was $48,290 at March 31, 2009 compared with $75,662 at March 31, 2008, a 36% decrease. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. During fiscal 2009, we were notified by customers that three projects with a value of $3,295 were cancelled and five orders with a value of $4,443 were placed on hold (suspended) pending further evaluation. Our backlog has been reduced for the cancelled projects, but continues to include orders placed on hold (suspended) (see Project Cancellation and Project Continuation Risk in Item 7A). All orders in backlog represent orders from our traditional markets in established product lines. Approximately 10% of orders currently in backlog is not expected to be converted to sales within the next twelve months. At March 31, 2009, approximately 38% of our backlog was attributed to equipment for refinery project work, 35% for chemical and petrochemical projects, and 27% for other industrial or commercial applications. At March 31, 2008, approximately 49% of our backlog was for refinery project work, 28% for chemical and petrochemical projects, and 23% for other industrial or commercial applications.

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

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of March 31, 2009, other than noted above, we were unaware of any other pending litigation matters.

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

Revenue Recognition.  We recognize revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred as of a specific date to our estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated material and labor costs at completion. Losses on contracts are recognized immediately, when evident to management.

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

The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2009 is 6.75% for our defined benefit pension and 6.19% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2009 net periodic benefit expense for our defined benefit pension and other postretirement benefit plan by approximately $158 and $0, respectively.

The expected return on plan assets assumption of 8.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2009 net periodic pension expense by approximately $108.

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

We believe that the amounts recorded in the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K related to revenue, contingencies, pensions, other post retirement benefits and other matters requiring the use of estimates and judgments are reasonable, although actual outcomes could differ materially from our estimates.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective as of the beginning of fiscal 2009, except as it relates to non-recurring fair value measurements of nonfinancial assets and liabilities for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008 which commenced April 1, 2009. Our adoption of all provisions of SFAS No. 157 had no effect on our financial position, results of operations and cash flows.

On April 1, 2008, we adopted the measurement date provisions of SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, utilizing the remeasurement approach which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal 2009. Our adoption of SFAS No. 158 had the effect of reducing our prepaid pension asset by $801, reducing our deferred income tax liability by $260, reducing our stockholders equity by $506 and decreasing our accrued post retirement benefits by $35.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS No. 161 will have a material effect on our financial statement disclosures, as we currently do not have any derivative instruments nor are we involved in any hedging activities.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires disclosure of (a) information about how investment allocation decisions are made, (b) the fair value of each major category of plan assets for defined benefit pension plans and other postretirement benefit plans, (c) information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets and (d) information about significant concentrations of risk in plan assets. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effect FSP FAS 132R-1 may have on our consolidated financial statement disclosures.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2009 or March 31, 2008 other than operating leases.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from changes in the market) to which we are exposed are foreign currency exchange rates, price risk and project cancellation risk.

The assumptions applied in preparing the following qualitative and quantitative disclosures regarding foreign currency exchange rate, price risk and project cancellation risk are based upon volatility ranges experienced by us in relevant historical periods, our current knowledge of the marketplace, and our judgment of the probability of future volatility based upon the historical trends and economic conditions of the markets in which we operate.

Foreign Currency

International consolidated sales for fiscal 2009 were 37% of total sales compared with 46% for fiscal 2008. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of fiscal 2009, fiscal 2008 and fiscal 2007, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In fiscal 2009, fiscal 2008 and fiscal 2007, our purchases in foreign currencies represented 2%, 2% and 3%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in fiscal 2009 or fiscal 2008, and as of March 31, 2009 and 2008, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Recent economic conditions have led to a higher likelihood of project cancellation by our customers. We had three projects totaling $3,295 cancelled in fiscal 2009. While this risk continues to be evident, we structure contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. We, therefore, believe we do not have a significant cash exposure to potentially cancelled projects.

Open orders are reviewed continuously through communications with customers. If it becomes evident that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” category. Furthermore, if a project is cancelled by our customer, we will remove this from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2009	2008	2007
	(Amounts in thousands,
	except per share data)

Net sales	$101,111	$86,428	$65,822
Cost of products sold	59,399	52,266	49,003

Gross profit	41,712	34,162	16,819

Other expenses and income:
Selling, general and administrative	14,825	13,074	10,806
Interest income	(416)	(1,026)	(516)
Interest expense	5	10	10
Other expense	559	—	—

Total other expenses and income	14,973	12,058	10,300

Income before income taxes	26,739	22,104	6,519
Provision for income taxes	9,272	7,070	758

Net income	$17,467	$15,034	$5,761

Per Share Data
Basic:
Net income	$1.72	$1.52	$.59

Diluted:
Net income	$1.71	$1.49	$.58

Average common shares outstanding:
Basic	10,134	9,912	9,734
Diluted	10,195	10,085	9,850
Dividends declared per share	$.075	$.05	$.04

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(Amounts in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$5,150	$2,112
Investments	41,059	34,681
Trade accounts receivable, net of allowances ($39 and $41 at March 31, 2009 and 2008, respectively)	6,995	5,052
Unbilled revenue	10,444	8,763
Inventories	4,665	4,797
Domestic and foreign income taxes receivable	4,054	1,502
Prepaid expenses and other current assets	375	463

Total current assets	72,742	57,370
Property, plant and equipment, net	9,645	9,060
Deferred income tax asset	224	70
Prepaid pension asset	4,300	4,186
Other assets	13	25

Total assets	$86,924	$70,711

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$28	$20
Accounts payable	5,514	5,461
Accrued compensation	4,630	4,517
Accrued expenses and other liabilities	2,266	2,114
Customer deposits	5,892	5,985
Deferred income tax liability	4,865	2,275

Total current liabilities	23,195	20,372
Capital lease obligations	31	36
Accrued compensation	250	232
Deferred income tax liability	1,253	315
Accrued pension liability	256	271
Accrued postretirement benefits	828	949

Total liabilities	25,813	22,175

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1.00 par value —
Authorized, 500 shares
Common stock, $.10 par value —
Authorized, 25,500 and 6,000 shares at March 31, 2009 and 2008, respectively
Issued, 10,127 and 9,982 shares at March 31, 2009 and 2008, respectively	1,013	499
Capital in excess of par value	14,923	12,674
Retained earnings	53,966	37,216
Accumulated other comprehensive loss	(6,460)	(1,820)
Treasury stock (279 and 2 shares at March 31, 2009 and 2008, respectively)	(2,325)	(22)
Notes receivable	(6)	(11)

Total stockholders’ equity	61,111	48,536

Total liabilities and stockholders’ equity	$86,924	$70,711

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008	2007
	(Dollar amounts in thousands)

Operating activities:
Net income	$17,467	$15,034	$5,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111	989	887
Discount accretion on investments	(397)	(904)	(458)
Stock-based compensation expense	372	187	84
Loss (gain) on disposal or sale of property, plant and equipment	4	3	(17)
Deferred income taxes	6,022	4,342	646
(Increase) decrease in operating assets:
Accounts receivable	(1,941)	6,807	(5,882)
Unbilled revenue	(1,675)	(3,969)	185
Inventories	132	(115)	433
Domestic and foreign income taxes receivable	(2,552)	(634)	(31)
Prepaid expenses and other current and non-current assets	90	(250)	(7)
Prepaid pension asset	(7,677)	(3,045)	(1,979)
Increase (decrease) in operating liabilities:
Accounts payable	(11)	159	1,007
Accrued compensation, accrued expenses and other current and non-current liabilities	260	1,308	237
Customer deposits	(100)	(127)	4,547
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(59)	(83)	(220)

Net cash provided by operating activities	11,046	19,702	5,193

Investing activities:
Purchase of property, plant and equipment	(1,492)	(1,027)	(1,637)
Proceeds from disposal of property, plant and equipment	1	45	25
Purchase of investments	(142,601)	(94,781)	(33,300)
Redemption of investments at maturity	136,620	74,680	30,500

Net cash used by investing activities	(7,472)	(21,083)	(4,412)

Financing activities:
Proceeds from issuance of long-term debt	2,927	69	3,896
Principal repayments on long-term debt	(2,955)	(106)	(3,948)
Issuance of common stock	695	1,116	413
Dividends paid	(754)	(493)	(387)
Purchase of treasury stock	(2,303)	—	—
Excess tax deduction on stock awards	1,696	1,473	—
Other	5	(17)	42

Net cash (used) provided by financing activities	(689)	2,042	16

Effect of exchange rate changes on cash	153	76	8

Net increase in cash and cash equivalents	3,038	737	805
Cash and cash equivalents at beginning of year	2,112	1,375	570

Cash and cash equivalents at end of year	$5,150	$2,112	$1,375

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital in		Other
		Par	Excess of	Retained	Comprehensive	Treasury	Notes	Stockholders’
	Shares	Value	Par Value	Earnings	Loss(1)	Stock	Receivable	Equity
	(Dollar amounts in thousands)

Balance at April 1, 2006	3,832,390	$383	$9,517	$17,301	$(1)	$—	$(93)	$27,107
Net income				5,761				5,761
Foreign currency translation adjustment					7			7

Total comprehensive income								5,768
Adjustment to initially apply SFAS No. 158 for pension and other postretirement benefits, net of income tax of $1,335					(2,373)			(2,373)
Issuance of shares	55,100	6	407	(387)				413
Dividends								(387)
Recognition of equity-based compensation expense			84					84
Collection of notes receivable from officers and directors							42	42

Balance at March 31, 2007	3,887,490	389	10,008	22,675	(2,367)	—	(51)	30,654
Net income				15,034				15,034
Foreign currency translation adjustment					64			64
Pension and other postretirement benefits adjustments, net of income tax of $271					483			483

Total comprehensive income								15,581
Issuance of shares	111,266	11	1,105					1,116
Stock award tax benefit			1,473					1,473
Dividends				(493)				(493)
Five-for four stock split	992,189	99	(99)					—
Recognition of equity-based compensation expense			187					187
Purchase of treasury stock						(22)		(22)
Collection of notes receivable from officers and directors							40	40

Balance at March 31, 2008	4,990,945	499	12,674	37,216	(1,820)	(22)	(11)	48,536
Effect of adoption of measurement date provisions of Statement of Financial Accounting Standards No. 158, net of income tax of $260				37	(543)			(506)

Balance at April 1, 2008	4,990,945	499	12,674	37,253	(2,363)	(22)	(11)	48,030
Net income				17,467				17,467
Foreign currency translation adjustment					147			147
Pension and other postretirement benefits adjustments, net of income tax of $2,387					(4,244)			(4,244)

Total comprehensive income								13,370
Issuance of shares	72,659	8	687					695
Stock award tax benefit			1,696					1,696
Dividends				(754)				(754)
Two-for-one stock split	5,063,604	506	(506)					—
Recognition of equity-based compensation expense			372					372
Purchase of treasury stock						(2,303)		(2,303)
Collection of notes receivable from officers and directors							5	5

Balance at March 31, 2009	10,127,208	$1,013	$14,923	$53,966	$(6,460)	$(2,325)	$(6)	$61,111

(1)	Accumulated foreign currency translation adjustments were $217, $70 and $6, accumulated pension benefit adjustments were $(7,074), $(2,351) and $(2,951), and accumulated other postretirement benefit adjustments were $397, $461 and $578 at March 31, 2009, 2008 and 2007, respectively, net of tax.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s fiscal years ended March 31, 2009, 2008 and 2007 are referred to as fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Principles of consolidation and use of estimates in the preparation of financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China. All intercompany balances, transactions and profits are eliminated in consolidation.

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

Revenue recognition

Percentage-of-Completion Method

The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The Company has established the systems and procedures essential to developing the estimates required to account for contracts using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred as of a specific date to management’s estimate of the total labor to be incurred on each contract.

Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when evident to management. During fiscal 2007, losses of $404 were recognized on contracts in process. No loss provisions were recorded in fiscal 2009 or fiscal 2008. Revenue recognized on contracts accounted for utilizing percentage-of-completion are presented in net sales in the Consolidated Statement of Operations and unbilled revenue in the Consolidated Balance Sheets to the extent that the revenue recognized exceeds the amounts billed to customers. See “Inventories” below.

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

During fiscal 2009, the Company was notified by customers that three projects with a value of $3,295 were cancelled and five orders with a value of $4,443 were placed on hold (suspended) pending further evaluation. Cancellation charges were received from customers to substantially compensate the Company for costs incurred on the contracts. The Company’s backlog was reduced for the cancelled orders, however, the orders placed on hold (suspended) remain in backlog.

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in cost of products sold.

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2009 are scheduled to mature between April 9 and July 2, 2009.

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

A summary of costs and estimated earnings on contracts in progress accounted for under the percentage of completion method at March 31, 2009 and 2008 is as follows:

	2009	2008

Costs incurred since inception on contracts in progress	$24,358	$14,817
Estimated earnings since inception on contracts in progress	18,479	10,340

	42,837	25,157
Less billings to date	40,908	25,561

Net (over) under billings	$1,929	$(404)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2009 and 2008 or Notes to Consolidated Financial Statements:

	2009	2008

Unbilled revenue	$10,444	$8,763
Progress payments reducing inventory (Note 2)	(2,623)	(3,182)
Customer deposits	(5,892)	(5,985)

Net (over) under billings	$1,929	$(404)

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight line method. Estimated useful lives range from approximately five to eight years for office equipment, eight to twenty-five years for manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. The Company assesses all of its long-lived assets for impairment when impairment indicators are identified. When the carrying value of an asset exceeds its undiscounted cash flows, the Company recognizes an impairment loss. The impairment is then calculated as the difference between the carrying value and the fair value of the asset. No such impairment losses were recorded in fiscal 2009, fiscal 2008 or fiscal 2007.

Product warranties

The Company estimates the costs that may be incurred under its product warranties and records a liability in the amount of such costs at the time revenue is recognized. The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers. A reconciliation of the changes in the product warranty liability is presented in Note 4.

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,347, $3,579 and $3,581 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Income taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred income tax assets and records a valuation allowance to reduce deferred income tax assets to an amount that represents the Company’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. No valuation allowance was required at March 31, 2009 and 2008.

On April 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. The adoption of FIN No. 48 had no effect on the Company’s financial position or results of operations. The Company had no unrecognized tax benefits as of March 31, 2009 and is not aware of any tax positions for which unrecognized tax benefits would be recorded within the next twelve months.

The Company files federal and state income tax returns in several U.S. and non-U.S. domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the U.S. Internal Revenue Service for tax years 2006 through 2008.

Stock splits

On July 31, 2008, the Company’s stockholders approved a proposal to increase the number of authorized common shares from 6,000 to 25,500. Subsequently, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares and declared a post-split quarterly cash dividend of $.02 per share, effective for the dividend paid on October 6, 2008 to stockholders of record on September 5, 2008. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 5, 2008. The new common shares were distributed on or about October 6, 2008. The par value of the Company’s common stock, $.10, remained unchanged as a result of the stock dividend. All share and per share amounts in periods prior to the stock split were adjusted to reflect the two-for-one stock split. The Statement of Shareholders’ Equity in fiscal 2009 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares issued to effect the stock split.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the cost of all share-based payments to be measured at fair value on the grant date and recognized in the Company’s Consolidated Statements of Operations over the period expected to vest. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards. For restricted stock awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates the forfeiture rate at the grant date by analyzing historical data and revises the estimates in subsequent periods if the actual forfeiture rate differs from the estimates.

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

	Year Ended March 31,
	2009	2008	2007

Basic income per share:
Numerator:
Net income	$17,467	$15,034	$5,761

Denominator:
Weighted common shares outstanding	10,073	9,838	9,662
Share equivalent units (“SEUs”) outstanding	61	74	72

Weighted average shares and SEUs outstanding	10,134	9,912	9,734

Basic income per share	$1.72	$1.52	$.59

Diluted income per share:
Numerator:
Net income	$17,467	$15,034	$5,761

Denominator:
Weighted average shares and SEUs outstanding	10,134	9,912	9,734
Stock options outstanding	60	173	116
Contingently issuable SEUs	1	—	—

Weighted average common and potential common shares outstanding	10,195	10,085	9,850

Diluted income per share	$1.71	$1.49	$.58

There were 27 and 113 options to purchase shares of common stock at various exercise prices in fiscal 2009 and fiscal 2007, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive. All options to purchase shares of common stock were included in the fiscal 2008 calculation.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $5 in fiscal 2009, $10 in fiscal 2008, and $10 in fiscal 2007. In addition, income taxes paid were $4,145 in fiscal 2009, $1,908 in fiscal 2008, and $160 in fiscal 2007.

Non-cash activities during fiscal 2009 and fiscal 2008 included a reclassification from “Capital in excess of par value” to “Common stock” for $506 and $99, respectively, which represents the par value of the additional shares issued to effect the two-for-one stock split and five-for-four stock split effected in the form of a stock dividend.

Non-cash activities during fiscal 2009 included $543, net of income tax, in pension and other postretirement benefit adjustments required by the adoption of the measurement date provisions of SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans and $4,244, net of income tax, for pension and other postretirement benefit adjustments required by SFAS No. 158. See Note 9. In fiscal 2008, non-cash activities included pension and other postretirement benefit adjustments required by SFAS No. 158 of $483, net of income tax. Non-cash activities during fiscal 2007 included the adjustment of $2,373, net of income tax, to recognize in the Company’s consolidated financial statements the overfunded and underfunded status of the Company’s defined benefit pension and postretirement plans as required upon adoption of SFAS No. 158.

At March 31, 2009 and 2008, there were $58 and $158, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the

Consolidated Statements of Cash Flows. In fiscal 2009, fiscal 2008 and fiscal 2007, capital expenditures totaling $31, $0 and $71, respectively, were financed through the issuance of capital leases.

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

On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158 utilizing the remeasurement approach which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal 2009. The following table presents the impact of initially applying the measurement date provisions of SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet as of April 1, 2008:

	Before Application		After Application
Balance Sheet Caption	of SFAS No. 158	Adjustments	of SFAS No. 158

Prepaid pension asset	$4,186	$(801)	$3,385
Long-term deferred income tax liability	$(315)	$260	$(55)
Accrued postretirement benefits	$(949)	$35	$(914)
Accumulated other comprehensive loss	$1,820	$543	$2,363
Retained earnings	$(37,216)	$(37)	$(37,253)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities to enhance disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its consolidated financial statement disclosures, as we currently do not have any derivative instruments nor are we involved in any hedging activities.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires disclosure of (a) information about how investment allocation decisions are made, (b) the fair value of each major category of plan assets for defined benefit pension plans and other postretirement benefit plans, (c) information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets and (d) information about significant concentrations of risk in plan assets. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect FSP FAS 132R-1 may have on its consolidated financial statement disclosures.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation. In the Consolidated Statements of Cash Flows, “Principal repayments on long-term debt net of proceeds from issuance of long-term debt” was reported separately on the line items “Principal repayments on long-term debt” and “Proceeds from issuance of long-term debt” for fiscal 2008 and fiscal 2007.

Note 2 — Inventories:

Major classifications of inventories are as follows:

	March 31,
	2009	2008

Raw materials and supplies	$1,929	$2,047
Work in process	4,664	5,348
Finished products	695	584

	7,288	7,979
Less — progress payments	2,623	3,182

	$4,665	$4,797

Note 3 — Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2009	2008

Land	$210	$210
Buildings and improvements	10,709	10,575
Machinery and equipment	17,509	16,924
Construction in progress	696	399

	29,124	28,108
Less — accumulated depreciation and amortization	19,479	19,048

	$9,645	$9,060

Depreciation expense in fiscal 2009, fiscal 2008, and fiscal 2007 was $977, $862, and $874, respectively.

Note 4 — Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year Ended March 31,
	2009	2008

Balance at beginning of year	$441	$357
Expense for product warranties	204	361
Product warranty claims paid	(279)	(277)

Balance at end of year	$366	$441

Note 5 — Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $183, $145 and $79 in fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized.

	March 31,
	2009	2008

Machinery and equipment	$97	$116
Less accumulated amortization	41	64

	$56	$52

Amortization of machinery and equipment under capital leases amounted to $23, $34 and $27 in fiscal 2009, fiscal 2008, and fiscal 2007, respectively, and is included in depreciation expense.

As of March 31, 2009, future minimum payments required under non-cancelable leases are:

	Operating	Capital
	Leases	Leases

2010	103	31
2011	98	30
2012	66	2
2013	40	—
2014	—	—

Total minimum lease payments	$307	$63

Less — amount representing interest		4

Present value of net minimum lease payments		$59

Note 6 — Debt:

Short-Term Debt Due to Banks

The Company and its subsidiary had no short-term borrowings outstanding at March 31, 2009 and 2008.

The Company’s revolving credit facility agreement provides a line of credit up to $30,000, including letters of credit and bank guarantees, through December 5, 2010. See Note 7 to the consolidated financial statements for more information. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The credit facility allows the Company to borrow at the bank’s prime rate minus a variable percentage that may range from .50% to 1.25% or the LIBOR rate plus a variable percentage that may range from .50% to 1.25%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth. The Company was able to borrow at a rate of prime minus 125 basis points at March 31, 2009 and 2008. The bank’s prime rate was 3.25% and 5.25% at March 31, 2009 and 2008, respectively.

The credit facility allows the Company at any time to convert balances outstanding not less than $2,000 and up to $9,000 into a two-year term loan. Under this conversion feature, which is available through December 5, 2010, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. Availability under the line of credit was $21,241 at March 31, 2009.

The Company is required to pay commitment fees on the unused portion of the domestic revolving credit facility of 25 basis points less a variable percentage that may range from .0625% to .125%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth. The credit facility contains provisions pertaining to the maintenance of a minimum total liabilities to tangible net worth ratio of 1.35 to 1 as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The dividend provision limits the payment of dividends to stockholders to $1,200 per year. Assets with a book value of $64,897 have been pledged to secure certain borrowings under the credit facility.

Long-Term Debt

The Company and its subsidiary had long-term capital lease obligations outstanding as follows:

	March 31,
	2009	2008

Capital lease obligations (Note 5)	$59	$56
Less: current amounts	28	20

Total	$31	$36

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2009.

Note 7 — Financial Instruments and Derivative Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2009 and 2008, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2009 and 2008, the Company was contingently liable on outstanding standby letters of credit aggregating $8,759 and $11,292, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2009 and 2008, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments.

Investments:  The fair value of investments at March 31, 2009 and 2008 approximated the carrying value.

Note 8 — Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year Ended March 31,
	2009	2008	2007

United States	$26,831	$22,382	$6,476
United Kingdom	—	(8)	9
China	(92)	(270)	34

	$26,739	$22,104	$6,519

The provision for income taxes related to income before income taxes consists of:

	Year Ended March 31,
	2009	2008	2007

Current:
Federal	$3,138	$2,646	$80
State	121	73	29
Foreign	(9)	9	3

	3,250	2,728	112

Deferred:
Federal	5,827	4,474	438
State	159	(55)	201
Foreign	36	(77)	7

	6,022	4,342	646

Total provision for income taxes	$9,272	$7,070	$758

The reconciliation of the provision calculated using the United States federal tax rate with the provision for income taxes presented in the financial statements is as follows:

	Year Ended March 31,
	2009	2008	2007

Provision for income taxes at federal rate	$9,091	$7,516	$2,216
State taxes	239	(6)	221
Charges not deductible for income tax purposes	89	26	21
Recognition of tax benefit generated by extraterritorial income exclusion	—	—	(88)
Recognition of tax benefit generated by qualified production activities deduction	(18)	(206)
Research and development tax credits	(218)	(234)	(1,607)
Other	89	(26)	(5)

Provision for income taxes	$9,272	$7,070	$758

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax liability follows:

	March 31,
	2009	2008

Depreciation	$(1,163)	$(898)
Accrued compensation	110	143
Prepaid pension asset	(1,695)	(1,593)
Accrued pension liability	99	94
Accrued postretirement benefits	428	414
Compensated absences	469	476
Inventories	(5,701)	(3,124)
Warranty liability	128	153
Accrued expenses	252	172
Stock-based compensation	103	62
Net operating loss carryforwards	188	122
Federal tax credits	656	1,280
New York State investment tax credit	202	190
Other	30	(11)

	(5,894)	(2,520)
Less: Valuation allowance	—	—

Total	$(5,894)	$(2,520)

The net deferred income tax liability is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2009	2008

Long-term deferred income tax asset	$224	$70
Current deferred income tax liability	(4,865)	(2,275)
Long-term deferred income tax liability	(1,253)	(315)

	$(5,894)	$(2,520)

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the United States Internal Revenue Service for tax years 2006 through 2008. The Company is subject to examination in state and international tax jurisdictions for tax years 2005 through 2008 and tax years 2006 through 2008, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had not recorded any interest or penalties related to uncertain tax positions as of March 31, 2009.

Deferred income taxes include the impact of research and development credits of $519, which expire from 2019 to 2029, foreign operating loss carryforwards of $188, which expire from 2011 to 2013, and investment tax credits of $202, which expire from 2010 to 2024.

Note 9 — Employee Benefit Plans:

Retirement Plans

The Company has a qualified defined benefit plan covering U.S. employees hired prior to January 1, 2003, which is non-contributory. Benefits are based on the employee’s years of service and average earnings for the five highest consecutive calendar years of compensation in the ten-year period preceding retirement. The Company’s funding policy for the plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974, as amended.

On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158 utilizing the remeasurement approach which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal 2009. The measurement date prior to the adoption of the measurement date provisions was December 31. The pension cost and changes in the projected benefit obligation and the fair value of plan assets for fiscal 2009 presented below include the adjustments to initially apply the measurement date provisions of SFAS No. 158.

The components of pension cost are:

	Year Ended March 31,
	2009	2008	2007

Service cost-benefits earned during the period	$509	$471	$472
Interest cost on projected benefit obligation	1,558	1,123	1,056
Expected return on assets	(2,310)	(1,639)	(1,360)
Amortization of:
Unrecognized prior service cost	5	4	4
Actuarial loss	271	236	349

Net pension cost	$33	$195	$521

The weighted average actuarial assumptions used to determine net pension cost are:

	Year Ended March 31,
	2009	2008	2007

Discount rate	6.75%	5.91%	5.75%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%

The weighted average discount rate for the three-month period between measurement dates was 6.48%.

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2010.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year Ended March 31,
	2009	2008

Change in the benefit obligation
Projected benefit obligation at beginning of year	$19,019	$19,064
Service cost	509	392
Interest cost	1,558	1,123
Actuarial (gain) loss	(2,438)	(958)
Benefit payments	(753)	(602)

Projected benefit obligation at end of year	$17,895	$19,019

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2009	2008

Discount rate	7.39%	6.48%
Rate of increase in compensation levels	3.5%	3.5%

The weighted average discount rate for the three-month period between measurement dates was 6.75%.

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$23,205	$19,509
Actual return on plan assets	(7,757)	1,298
Employer contributions	7,500	3,000
Benefit and administrative expense payments	(753)	(602)

Fair value of plan assets at end of year	$22,195	$23,205

Funded status
Funded status at end of year	$4,300	$4,186

Amount recognized in the Consolidated Balance Sheets	$4,300	$4,186

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2009 and 2008 was $14,954 and $15,563, respectively. At March 31, 2009 and 2008, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2009	2008

Net actuarial losses	$7,058	$2,333
Prior service cost	16	19

	$7,074	$2,352

The increase in accumulated other comprehensive loss, net of income tax, in fiscal 2009 consists of:

Net actuarial loss arising during the year	$4,900
Amortization of actuarial loss	(175)
Amortization of prior service cost	(3)

$4,722

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2010 are $799 and $4, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2010	$770
2011	803
2012	887
2013	881
2014	957
2015-2019	6,106

Total	$10,404

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target	March 31,
	Allocation	2009	2008

Asset Category
Equity securities	50-70%	64%	64%
Debt securities	20-50%	35%	36%
Other, including cash	0-10%	1%	—

		100%	100%

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

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2009, fiscal 2008 and fiscal 2007 was $111, $59 and $42, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2009, fiscal 2008, and fiscal 2007 related to this plan was $22, $20 and $19, respectively. At March 31, 2009 and 2008, the related liability was $282 and $271, respectively. The current portion of the related liability of $26 and $0 at March 31, 2009 and 2008, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401K) covering substantially all employees. Company contributions to the plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions were $259 in fiscal 2009, $256 in fiscal 2008, and $228 in fiscal 2007.

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

On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158 utilizing the remeasurement approach which required plan benefit obligations to be remeasured as of the beginning of the year. The measurement date prior to the adoption of the measurement date provisions was December 31. The postretirement benefit cost (income) and the changes in the projected benefit obligation and the fair value of plan assets for fiscal 2009 presented below include the adjustments to initially apply the measurement date provisions of SFAS No. 158.

The components of postretirement benefit cost (income) are:

	Year Ended March 31,
	2009	2008	2007

Interest cost on accumulated benefit obligation	$77	$61	$63
Amortization of prior service benefit	(208)	(166)	(166)
Amortization of actuarial loss	32	29	25

Net postretirement benefit income	$(99)	$(76)	$(78)

The weighted average discount rate used to develop the net postretirement benefit cost were 6.19%, 5.65% and 5.65% in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The weighted average discount rate for the three-month period between measurement dates was 6%.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year Ended March 31,
	2009	2008

Change in the benefit obligation
Projected benefit obligation at beginning of year	$1,078	$1,110
Interest cost	77	61
Participant contributions	—	4
Actuarial loss	(74)	45
Benefit payments	(131)	(142)

Projected benefit obligation at end of year	$950	$1,078

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2009	2008

Discount rate	6.88%	6.00%
Medical care cost trend rate	7.50%	8.00%

The weighted average discount rate for the three-month period between measurement dates was 6.19%.

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2014 and subsequent years. This was accomplished using 1/2% decrements for the years 2009 through 2014.

	Year Ended March 31,
	2009	2008

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	131	138
Participants’ contributions	—	4
Benefit payments	(131)	(142)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(950)	$(1,078)

Amount recognized in the Consolidated Balance Sheets	$(950)	$(1,078)

The current portion of the accrued postretirement benefit obligation of $122 and $129, at March 31, 2009 and 2008, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss (income), net of income tax, consist of:

	March 31,
	2009	2008

Net actuarial loss	$202	$270
Prior service cost	(599)	(731)

	$(397)	$(461)

The decrease in accumulated other comprehensive (income) loss net of income tax, in fiscal 2009 consists of:

Net actuarial gain arising during the year	$(49)
Amortization of actuarial loss	(20)
Amortization of prior service cost	133

$64

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2010 are $22 and $(166), respectively.

The following benefit payments are expected to be paid:

2010	$122
2011	110
2012	103
2013	99
2014	94
2015-2019	401

Total	$929

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. In 1990, the Company borrowed $2,000 under loan and pledge agreements. The proceeds of the loans were used to purchase shares of the Company’s common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock, which it owns. At March 31, 2000, the loan had been repaid and all shares were allocated to participants. There were 327 and 354 shares in the ESOP at March 31, 2009 and 2008, respectively. There were no Company contributions to the ESOP in fiscal 2009, fiscal 2008 or fiscal 2007. Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

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

During fiscal 2009 and fiscal 2008, 19 and 112, respectively, stock options with a term of ten years from the date of grant were awarded. The stock option awards vest 25% per year over a four-year term. However, an individual’s outstanding stock options immediately vest in full upon retirement. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2009 and fiscal 2008, 4 and 3 shares, respectively, of restricted stock were awarded. The restricted shares vest over a four-year term as follows: 10% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 40% on the fourth anniversary of the grant date. However, an employee’s outstanding restricted shares immediately vest in full when the employee becomes eligible for retirement, which is the date on which an employee reaches age 60 and has been employed on a full-time basis for ten or more years. The Company recognizes compensation cost in the period the shares vest.

During fiscal 2009, fiscal 2008, and fiscal 2007, the Company recognized $372, $187, and $84, respectively, of stock-based compensation cost and $131, $65 and $35, respectively, of related tax benefits.

The weighted average fair value of options granted during fiscal 2009, fiscal 2008 and fiscal 2007 was $15.91, $3.00 and $2.77, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007

Expected life	4.89 years	5 years	5 years
Volatility	63.68%	43.86%	48.44%
Risk-free interest rate	3.12%	4.83%	5.03%
Dividend yield	.28%	.63%	.58%

The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical closing prices of the Company’s common stock over the expected life of the options. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. Expected dividend yield is based on historical trends.

The Company received cash proceeds from the exercise of stock options of $695, $1,116 and $413 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. In fiscal 2009, fiscal 2008 and fiscal 2007, the Company recognized a $1,696, $1,473 and $0, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2009, fiscal 2008 and fiscal 2007:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value

Outstanding at April 1, 2006	498	$3.46
Granted	148	$7.92
Exercised	(138)	$3.00
Forfeited	(36)	$7.98

Outstanding at March 31, 2007	472	$4.66
Granted	112	$7.33
Exercised	(258)	$4.33
Forfeited	(20)	$7.71
Expired	(12)	$4.25

Outstanding at March 31, 2008	294	$5.76
Granted	19	$31.06
Exercised	(142)	$4.90
Forfeited	(7)	$8.95

Outstanding at March 31, 2009	164	$9.23	7.31 years	$383

Vested or expected to vest at March 31, 2009	157	$9.16	7.29 years	$375

Exercisable at March 31, 2009	52	$5.82	5.75 years	$229

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding		Weighted Average
	at March 31,	Weighted Average	Remaining
Exercise Price	2009	Exercise Price	Contractual Life

$ 1.50- 1.76	10	$1.63	4.00	years
2.34- 2.50	16	2.44	4.32
5.56- 8.01	112	7.15	5.28
10.84-12.52	9	11.80	8.33
30.88-44.50	17	32.41	9.19

$ 1.50-44.50	164	$9.23	7.31

The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of March 31, 2009. The Company’s closing stock price was $8.97 as of March 31, 2009. The total intrinsic value of the stock options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was $4,951, $3,752 and $534, respectively. As of March 31, 2009, there was $541 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 2.51 years.

The outstanding options expire between June 2011 and March 2019. Options, stock awards and performance awards available for future grants were 635 at March 31, 2009.

The following table summarizes information about the Company’s restricted stock awards during fiscal 2009 and fiscal 2008:

	Restricted	Weighted Average	Aggregate
	Stock	Grant Date Fair Value	Intrinsic Value

Non-vested at March 31, 2007	—
Granted	5	$6.90
Vested	(2)	$6.90

Non-vested at March 31, 2008	3	$6.90
Granted	4	$30.88
Vested	(2)	$26.56

Non-vested at March 31, 2009	5	$18.72	$5

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $40 in fiscal 2009, $30 in fiscal 2008 and $0 in fiscal 2007. At March 31, 2009 and 2008, there were 54 and 73 share equivalent units, respectively, in the Plan and the related liability recorded was $250 and $303 at March 31, 2009 and 2008, respectively. The (income) expense to mark to market the share equivalent units was $(25), $8 and $(7) in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

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

Note 12 — Segment Information:

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

Net sales by product line for the following fiscal years are:

	2009	2008	2007

Heat transfer equipment	$35,231	$31,988	$28,275
Vacuum equipment	46,043	38,911	26,676
All other	19,837	15,529	10,871

Net sales	$101,111	$86,428	$65,822

The breakdown of net sales by geographic area for the following fiscal years is:

	2009	2008	2007

Net Sales:
Africa	$583	$342	$84
Asia	13,255	12,840	11,157
Australia & New Zealand	115	85	1,652
Canada	8,015	5,869	2,764
Mexico	528	905	583
Middle East	8,373	9,918	15,253
South America	4,038	7,862	583
U.S.	63,719	46,881	33,006
Western Europe	2,400	1,128	566
Other	85	598	174

Net sales	$101,111	$86,428	$65,822

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In fiscal 2009 and fiscal 2007, total sales to one customer amounted to 11% and 12%, respectively, of total net sales for the year. In fiscal 2009 and fiscal 2007, it was not the same customer whose sales accounted for 11% and 12% of total sales. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2008.

Note 13 — Other Expense:

In the fourth quarter of fiscal 2009, the Company’s workforce was restructured by eliminating certain management, office and manufacturing positions. As a result, a restructuring charge of $559 was recognized, which included severance and related employee benefit costs. This charge is included in the caption “Other Expense” in the fiscal 2009 Consolidated Statement of Operations. A reconciliation of the changes in the restructuring reserve, which is included in the caption “Accrued Expenses and Other Liabilities” in the Consolidated Balance Sheet is as follows:

Year Ended
March 31, 2009

Balance at beginning of year	$—
Expense for restructuring	559
Amounts paid for restructuring	(210)

Balance at end of year	$349

Note 14 — Purchase of Treasury Stock:

On January 29, 2009, the Company’s Board of Directors authorized a stock repurchase program, permitting the Company to repurchase up to 1,000 shares of its common stock in open market and privately negotiated transactions. The Company’s repurchase program will continue until the earlier of July 29, 2009, until such time that all 1,000 shares have been repurchased or until the Board of Directors terminates the program. Cash on hand has been used to fund all stock repurchases under the program. At March 31, 2009, the Company had purchased 277 shares at a cost of $2,288 under this program.

Note 15 — Commitments and Contingencies:

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

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At March 31, 2009, other than noted above, management was unaware of any other litigation matters.

Note 16 — Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2009 and fiscal 2008 is presented below:

	First	Second	Third	Fourth	Total
2009	Quarter(1)	Quarter	Quarter	Quarter	Year

Net sales	$27,647	$23,915	$24,701	$24,848	$101,111
Gross profit	12,218	10,499	9,362	9,633	41,712
Provision for income taxes	2,842	2,326	2,087	2,017	9,272
Net income	5,684	4,412	3,790	3,581	17,467
Per share:
Net income:
Basic	.56	.43	.37	.35	1.72
Diluted	.56	.43	.37	.35	1.71
Market price range of common stock	17.50-38.25	21.25-54.91	6.85-27.36	7.16-13.89	6.85-54.91

	First	Second	Third	Fourth	Total
2008(1)	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$19,987	$23,060	$20,625	$22,756	$86,428
Gross profit	6,679	9,897	8,647	8,939	34,162
Provision for income taxes	1,167	2,299	1,948	1,656	7,070
Net income	2,658	4,422	3,763	4,191	15,034
Per share:
Net income:
Basic	.27	.45	.38	.42	1.52
Diluted	.27	.44	.37	.41	1.49
Market price range of common stock	6.30-11.40	10.17-18.30	15.82-30.48	14.00-25.15	6.30-30.48

(1)	Per share data has been adjusted to reflect a two-for-one stock split declared on July 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiary (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of the Company’s operations and cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, as of April 1, 2008, the Company adopted the measurement date provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiary (the “Company”) as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2009. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2009, of the Company and our reports dated June 2, 2009, expressed an unqualified opinion (and included an explanatory paragraph concerning the adoption of the measurement date provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of April 1, 2008) on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 2, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer (principal executive officer) and Vice President-Finance & Administration and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Moreover, over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in the design of an internal control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item is incorporated herein by reference to the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2009 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2009.

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

The information required by this Item 11 is incorporated herein by reference to the statements under the headings “Compensation of Named Executive Officers and Directors” contained in our proxy statement for our 2009 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference to the statements under the heading “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2009 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2009

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	164	$9.23	635
Equity compensation plans not approved by security holders	—	—	—

Total	164	$9.23	635

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the statements under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2009 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the statements under the heading “Ratification of Independent Registered Public Accounting Firm” contained in our proxy statement for our 2009 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2009.

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

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits following the signature page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiary (the “Company”) as of March 31, 2009 and 2008, and for each of the three years in the period ended March 31, 2009, and the Company’s internal control over financial reporting as of March 31, 2009, and have issued our reports thereon dated June 2, 2009 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of the measurement date provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of April 1, 2008); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
June 2, 2009

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year ended March 31, 2009
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$41	$38	$—	$(40)	$39
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	441	204	—	(279)	366
Restructuring reserve	—	559	—	(210)	349
Year ended March 31, 2008
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$48	$4	$—	$(11)	$41
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	357	361	—	(277)	441
Restructuring reserve	14	(1)	—	(13)	—
Year ended March 31, 2007
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$28	$23	$—	$(3)	$48
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	330	199	—	(172)	357
Restructuring reserve	26	—	—	(12)	14

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
			Not applicable.
(3)	Articles of Incorporation and By-Laws
	3.1		Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
	3.2		Amended and Restated By-laws of Graham Corporation are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 25, 2007.
(4)	Instruments defining the rights of security holders, including indentures
	4.1		Stockholder Rights Plan is incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-A (SEC File No. 000-18703) filed September 15, 2000.
(9)	Voting trust agreement
			Not applicable.
(10)	Material Contracts
	#10	.1	1995 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders (SEC File No. 001-08462).
	#10	.2	Employment Agreement between the Company and J. Ronald Hansen dated May 13, 1993 is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (SEC File No. 001-08462).
	#10	.3	Graham Corporation Senior Executive Severance Agreement between the Company and J. Ronald Hansen dated July 28, 1995 is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (SEC File No. 001-08462).
	#10	.4	Amendment No. 1, dated September 26, 1996, to Employment Agreement between the Company and J. Ronald Hansen, dated May 13, 1993, is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 (SEC File No. 001-08462).
	#10	.5	Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 30, 2000 (SEC File No. 001-08462).
	#10	.6	Form of Director Indemnification Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (SEC File No. 001-08462).
	#10	.7	Graham Corporation Outside Directors’ Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2005.
	#10	.8	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.9	Graham Corporation Annual Stock-Based Incentive Award Plan in effect for the years ended March 31, 2007, 2008 and 2009 is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.10	Graham Corporation Annual Executive Cash Bonus Program in effect for the years ended March 31, 2007, 2008 and 2009 is incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.11	Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.

	#10	.12	Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference to Appendix A to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 23, 2006.
	10.13		Loan Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.14		Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.15		Patent Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.16		Trademark Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 5, 2007.
	#10	.17	Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007 is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
	#10	.18	Professional Consulting Agreement dated as of July 9, 2008 between J. Ronald Hansen and Graham Corporation, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 14, 2008.
	#10	.19	Form of Director Non-Qualified Stock Option Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
	#10	.20	Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
	#10	.21	Form of Employee Restricted Stock Agreement is incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
	#10	.22	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and James R. Lines, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 31, 2008.
	#10	.23	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith, is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 31, 2008.
	#10	.24	Amendment No. 1 to Professional Consulting Agreement dated January 8, 2009, between Graham Corporation and J. Ronald Hansen, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 8, 2009.
	10.25		Amendment No. 1 to Loan Agreement between Graham Corporation and Bank of America, N.A., dated as of February 13, 2009, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 13, 2009.
	#10	.26	Employment Agreement dated March 2, 2009 between Jeffrey Glajch and Graham Corporation is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 2, 2009.
	#*10	.27	Graham Corporation Annual Stock-Based Incentive Award Plan for Senior Executives in effect for the year ending March 31, 2010.
	#*10	.28	Graham Corporation Annual Executive Cash Bonus Program in effect for the year ending March 31, 2010.
(11)	Statement re computation of per share earnings
			Computation of per share earnings is included in Note 1 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
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
Not applicable.

*	Exhibits filed with this report.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 2, 2009
By: /s/ Jeffrey Glajch Jeffrey Glajch Vice President — Finance & Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines James R. Lines	President and Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2009

/s/ Jeffrey Glajch Jeffrey Glajch	Vice President — Finance & Administration and Chief Financial Officer (Principal Financial Officer)	June 2, 2009

/s/ Jennifer R. Condame Jennifer R. Condame	Chief Accounting Officer and Controller (Principal Accounting Officer)	June 2, 2009

/s/ Helen H. Berkeley Helen H. Berkeley	Director	June 2, 2009

/s/ Jerald D. Bidlack Jerald D. Bidlack	Director and Chairman of the Board	June 2, 2009

/s/ Alan Fortier Alan Fortier	Director	June 2, 2009

/s/ James J. Malvaso James J. Malvaso	Director	June 2, 2009

/s/ Gerard T. Mazurkiewicz Gerard T. Mazurkiewicz	Director	June 2, 2009

/s/ Cornelius S. Van Rees Cornelius S. Van Rees	Director	June 2, 2009

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

filed with

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2009

GRAHAM CORPORATION