Form 10-Q
period 2009-06-30
GRAHAM CORP
filed 2009-08-04
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of August 3, 2009, there were outstanding 9,845,277 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of June 30, 2009 and March 31, 2009 and for the Three-Month Periods
Ended June 30, 2009 and 2008

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2009
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2009	2009
	(Amounts in thousands,
	except per share data)
Assets
Current assets:
Cash and cash equivalents	$3,197	$5,150
Investments	42,064	41,059
Trade accounts receivable, net of allowances ($37 and $39 at June 30 and March 31, 2009, respectively)	16,117	6,995
Unbilled revenue	5,078	10,444
Inventories	4,147	4,665
Income taxes receivable	2,642	4,054
Prepaid expenses and other current assets	613	375

Total current assets	73,858	72,742
Property, plant and equipment, net	9,474	9,645
Deferred income tax asset	154	224
Prepaid pension asset	4,361	4,300
Other assets	10	13

Total assets	$87,857	$86,924

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$29	$28
Accounts payable	5,937	5,514
Accrued compensation	2,942	4,630
Accrued expenses and other liabilities	1,969	2,266
Customer deposits	5,002	5,892
Deferred income tax liability	4,949	4,865

Total current liabilities	20,828	23,195

Capital lease obligations	24	31
Accrued compensation	263	250
Deferred income tax liability	1,210	1,253
Accrued pension liability	253	256
Accrued postretirement benefits	831	828

Total liabilities	23,409	25,813

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value
Authorized, 500 shares
Common stock, $.10 par value
Authorized, 25,500 shares
Issued, 10,150 and 10,127 shares at June 30 and March 31, 2009, respectively	1,015	1,013
Capital in excess of par value	15,055	14,923
Retained earnings	57,287	53,966
Accumulated other comprehensive loss	(6,351)	(6,460)
Treasury stock (305 and 279 shares at June 30 and March 31, 2009, respectively)	(2,554)	(2,325)
Notes receivable	(4)	(6)

Total stockholders’ equity	64,448	61,111

Total liabilities and stockholders’ equity	$87,857	$86,924

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
	(Amounts in thousands, except per share data)

Net sales	$20,138	$27,647
Cost of products sold	11,860	15,429

Gross profit	8,278	12,218

Other expenses and income:
Selling, general and administrative	3,248	3,822
Interest income	(18)	(131)
Interest expense	1	1

Total other expenses and income	3,231	3,692

Income before income taxes	5,047	8,526
Provision for income taxes	1,529	2,842

Net income	3,518	5,684
Retained earnings at beginning of period	53,966	37,216
Dividends	(197)	(151)
Effect of adoption of measurement date provisions of Statement of Financial Accounting Standards No. 158	—	37

Retained earnings at end of period	$57,287	$42,786

Per share data:
Basic:
Net income	$.36	$.56

Diluted:
Net income	$.35	$.56

Weighted average common shares outstanding:
Basic	9,885	10,085
Diluted	9,915	10,204

Dividends declared per share	$.02	$.015

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
	(Amounts in thousands)
Operating activities:
Net income	$3,518	$5,684
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	420	267
Discount accretion on investments	(17)	(126)
Stock-based compensation expense	78	91
Gain on disposal or sale of property, plant and equipment	(3)	—
Deferred income taxes	51	30
(Increase) decrease in operating assets:
Accounts receivable	(9,123)	(4,659)
Unbilled revenue	5,368	2,522
Inventories	518	(74)
Income taxes receivable	1,412	1,744
Prepaid expenses and other current and non-current assets	(238)	(51)
Prepaid pension asset	(61)	(37)
Increase (decrease) in operating liabilities:
Accounts payable	421	591
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,985)	(1,137)
Customer deposits	(890)	2,003
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	13	25

Net cash (used) provided by operating activities	(518)	6,873

Investing activities:
Purchase of property, plant and equipment	(80)	(219)
Proceeds from disposal of property, plant and equipment	7	—
Purchase of investments	(36,558)	(35,700)
Redemption of investments at maturity	35,570	29,750

Net cash used by investing activities	(1,061)	(6,169)

Financing activities:
Proceeds from issuance of long-term debt	198	—
Principal repayments on long-term debt	(204)	(6)
Issuance of common stock	34	393
Dividends paid	(197)	(151)
Purchase of treasury stock	(229)	(14)
Excess tax deduction on stock awards	21	1,040
Other	2	1

Net cash (used) provided by financing activities	(375)	1,263

Effect of exchange rate changes on cash	1	143

Net (decrease) increase in cash and cash equivalents	(1,953)	2,110
Cash and cash equivalents at beginning of period	5,150	2,112

Cash and cash equivalents at end of period	$3,197	$4,222

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include one wholly-owned foreign subsidiary located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The March 31, 2009 Condensed Consolidated Balance Sheet was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2009. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, referred to as fiscal 2009. In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements. The Company evaluated subsequent events through August 4, 2009, when the financial statements were issued.
     The Company’s results of operations and cash flows for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010, referred to as fiscal 2010.
     On July 31, 2008, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 5, 2008. The new common shares were distributed on or about October 6, 2008. The par value of the Company’s common stock, $.10, remained unchanged as a result of the stock dividend. All share and per share amounts disclosed for the three-month period ended June 30, 2008 have been adjusted to reflect the two-for-one stock split.
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statements of Cash Flows, “Principal repayments on long-term debt” and “Purchase of treasury stock” were reported separately rather than combined and reported as “Other” for the three months ended June 30, 2008.

NOTE 2 — REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when evident. During the three months ended June 30, 2009 and 2008, no loss provisions were recorded.
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
     At March 31, 2009, the Company’s backlog included five orders with a value of $4,443 that were placed on hold (suspended) pending further customer evaluation. During the three months ended June 30, 2009, one order valued at $235 was returned to active status by the customer. At June 30, 2009, four orders included in backlog with a value of $4,208 remained on hold (suspended).
NOTE 3 — INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost, which approximates fair value. All investments held by the Company at June 30, 2009 are scheduled to mature between July 2 and September 24, 2009.
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
     Major classifications of inventories are as follows:

	June 30,	March 31,
	2009	2009

Raw materials and supplies	$1,885	$1,929
Work in process	2,908	4,664
Finished products	743	695

	5,536	7,288
Less — progress payments	1,389	2,623

Total	$4,147	$4,665

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
     Stock option awards in the three months ended June 30, 2009 and 2008 were 24 and 16, respectively. Stock option awards in the three months ended June 30, 2009 vest 33 1/3% per year over a three-year term. Stock option awards in the three-month period ended June 30, 2008 vest 25% per year over a four year term. All options have a term of ten years from their grant date.
     Restricted stock awards in the three months ended June 30, 2009 and 2008 were 15 and 4, respectively. Restricted stock awards to officers in the three months ended June 30, 2009 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date, and the restricted stock awards to directors in the same period vest 100% on the first anniversary of the grant date. Restricted stock awards in the three-month period ended June 30, 2008 vest over a four-year term as follows: 10% on the first anniversary of the grant date; 20% on the second anniversary of the grant date; 30% on the third anniversary of the grant date; and 40% on the fourth anniversary of the grant date.
     During the three months ended June 30, 2009 and 2008, the Company recognized stock-based compensation costs of $78 and $91, respectively. The income tax benefit recognized related to stock-based compensation was $27 and $32 for the three months ended June 30, 2009 and 2008, respectively.

     The weighted average fair value of stock options granted in the three months ended June 30, 2009 and 2008 was $8.57 and $15.72, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2009	2008

Expected life	3 years	5 years
Expected volatility	99.04%	61.51%
Risk-free interest rate	1.52%	3.22%
Expected dividend yield	.36%	.29%
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
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the three months ended June 30, 2009 and 2008 was $15.22 and $30.88, respectively.
     The Graham Corporation Outside Directors’ Long-Term Incentive Plan (the “Plan”) provides for awards of share equivalent units for existing outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement.
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $8 and $10 in the three-month periods ended June 30, 2009 and 2008, respectively. There were 58 and 54 share equivalent units in the Plan at June 30, 2009 and March 31, 2009, respectively, and the related liability recorded was $263 and $250 at June 30, 2009 and March 31, 2009, respectively. The expense to mark to market the share equivalent units was $4 and $0 in the three-month periods ended June 30, 2009 and 2008, respectively.
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

	Three Months Ended
	June 30,
	2009	2008
Basic income per share

Numerator:
Net income	$3,518	$5,684

Denominator:
Weighted common shares outstanding	9,831	10,011
Share equivalent units (“SEUs”)	54	74

Weighted average common shares and SEUs	9,885	10,085

Basic income per share	$.36	$.56

Diluted income per share

Numerator:
Net income	$3,518	$5,684

Denominator:
Weighted average shares and SEUs outstanding	9,885	10,085
Stock options outstanding	30	119

Weighted average common and potential common shares outstanding	9,915	10,204

Diluted income per share	$.35	$.56

     Options to purchase a total of 41 and 16 shares of common stock were outstanding at June 30, 2009 and 2008, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.
NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$366	$441
Income for product warranties	(52)	(32)
Product warranty claims refunded (paid)	4	(42)

Balance at end of period	$318	$367

     The income of $52 and $32 for product warranties in the three months ended June 30, 2009 and 2008, respectively, resulted from the reversal of provisions made that were no longer required due to lower claims experience. The refund of claims paid of $4 in the three months ended June 30, 2009 resulted from the settlement of a disagreement with a customer on a warranty claim.
     The product warranty liability is included in the line item “Accrued expense and other liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $1 for each of the three-month periods ended June 30, 2009 and 2008. In addition, income taxes paid were $29 and $28 for the three months ended June 30, 2009 and 2008, respectively.
     During the three months ended June 30, 2009, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statement of Cash Flows.
     At June 30, 2009 and 2008, there were $1 and $4 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows. In addition, during the three months ended June 30, 2008, capital expenditures totaling $27 were financed through the issuance of capital leases.
     Non cash activities during the three months ended June 30, 2008 also included pension and other postretirement benefit adjustments required by the adoption of the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, of $543, net of income tax. For more information, see Note 13.
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended
	June 30,
	2009	2008

Net income	$3,518	$5,684

Other comprehensive income:
Foreign currency translation adjustment	1	139
Defined benefit pension and other postretirement plans	108	(533)

Total comprehensive income	$3,627	$5,290

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods and the effect of the Company’s adoption of the measurement date provisions of SFAS No. 158 on April 1, 2008. See Note 13.

NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2009	2008

Service cost	$79	$113
Interest cost	324	309
Expected return on assets	(465)	(459)
Amortization of:
Service cost	1	1
Actuarial loss	205	50

Net pension cost	$144	$14

     The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2009 and does not expect to make any contributions to the plan for the balance of fiscal 2010.
     The components of the postretirement benefit income are as follows:

	Three Months Ended
	June 30,
	2009	2008
Service cost	$—	$—
Interest cost	15	15
Amortization of prior service cost	(41)	(41)
Amortization of actuarial loss	5	6

Net postretirement benefit income	$(21)	$(20)

     The Company paid benefits of $12 related to its postretirement benefit plan during the three months ended June 30, 2009. The Company expects to pay benefits of approximately $110 for the balance of fiscal 2010.
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
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At June 30, 2009, other than noted above, management was unaware of any other litigation matters.

NOTE 12 — INCOME TAXES:
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the United States Internal Revenue Service (“IRS”) for tax years 2006 through 2008. In July 2009, the IRS agent conducting the examination sent the Company a letter indicating an adjustment to these years may be proposed. The adjustment relates to the research and development tax credit. The Company believes its tax position is correct and will continue to vigorously defend its position. Any additional impact on the Company’s income tax liability cannot be determined at this time. The Company is subject to examination in state and international tax jurisdictions for tax years 2005 through 2008 and tax years 2006 through 2008, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no unrecognized tax benefits as of June 30, 2009 and has not recorded any interest or penalties related to uncertain tax positions for the three months ended June 30, 2009.
NOTE 13 — ACCOUNTING AND REPORTING CHANGES:
     On April 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158 utilizing the remeasurement approach which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal year 2009. The following table presents the impact of initially applying the measurement date provisions of SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheet as of April 1, 2009:

	Before Application		After Application
Balance Sheet Caption	of SFAS No. 158	Adjustments	of SFAS No. 158

Prepaid pension asset	$4,186	$(801)	$3,385
Long-term deferred income tax liability	$(315)	$260	$(55)
Accrued postretirement benefits	$(949)	$35	$(914)
Accumulated other comprehensive loss	$1,820	$543	$2,363
Retained earnings	$(37,216)	$(37)	$(37,253)
     In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132R-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires disclosure of: (a) information about how investment allocation decisions are made; (b) the fair value of each major category of plan assets for defined benefit pension plans and other postretirement benefit plans; (c) information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets; and (d) information about significant concentrations of risk in plan assets. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect FSP FAS 132R-1 may have on its consolidated financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)
Overview
     Highlights for the three months ended June 30, 2009 (the first quarter of the fiscal year ending March 31, 2010, referred to as “fiscal 2010”) include:
•	Net income and income per diluted share for the first quarter of fiscal 2010, were $3,518 and $0.35, compared with net income of $5,684 and income per diluted share of $0.56 for the first quarter of the fiscal year ended March 31, 2009, referred to as “fiscal 2009”.

•	Net sales for the first quarter of fiscal 2010 were $20,138, down 27% compared with $27,647 for the first quarter of fiscal 2009.

•	Orders booked in the first quarter of fiscal 2010 were $8,838, down 68% compared with the first quarter of fiscal 2009, when orders were $27,800.

•	Backlog decreased to $37,045 at June 30, 2009, representing a 23% decrease compared with March 31, 2009, when our backlog was $48,290.

•	Gross profit margin and operating margin for the first quarter of fiscal 2010 were 41% and 25%, compared with 44% and 30%, respectively, for the first quarter of fiscal 2009.

•	Cash and short-term investments at June 30, 2009 were $45,261 compared with $46,209 at March 31, 2009.
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
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2009. Forward-looking statements may also include, but are not limited to, statements about:
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
Fiscal 2010 and the Near Term Market Conditions
     We believe the current downturn in the global economy and reduced demand for petroleum-based products led our customers to defer investment in major capital projects. We believe that the significant increase in construction costs, including raw material costs, which had occurred over the past four to five years, also led to delays in new commitments by our customers as they began to anticipate construction costs to decline (following recent decreases in commodity costs).
     Currently, the near-term demand trends that appear to be affecting our customers’ investments include:
•	a shift away from the U.S. refining market driven by lower demand, lower refinery utilization and uncertainty around U.S. energy policy (and the impact that energy policy may have on production costs);

•	delays in North American oil sands investments due to construction costs and the uncertain U.S. energy policy (and its impact on production costs);

•	Middle East demand increases, which are beginning to drive renewed activity; the re-starting of delayed projects in both petrochemical and refining industries, such as the Jubail refinery project (as construction costs for this project have reduced by 20%);

•	Asia, specifically China, seeing renewed needs in the first half of calendar year 2009, following the calendar year 2008 reductions in demand, are driving new investment in petrochemical and refining projects; and

•	South America, specifically Brazil, Venezuela and Columbia refining and petrochemical investments driven by increased local demand.
     The consequence of these near-term trends will continue to put pressure on gross margins as the U.S. refining market has historically provided higher margins than certain international markets and continued volatility in our order pattern. In addition, we are seeing generally smaller value projects (compared with recent years) which will require more orders for us to achieve a similar revenue level.
     On a quarterly basis in fiscal 2010, we expect our new order levels to remain volatile, resulting in both good and weak quarters. For example, the past four quarters saw new order levels of $17,451, $8,098, $20,524 and $8,838 sequentially. We believe that looking at our order levels in one quarter will not provide an accurate indication of future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period will be a better measure of our business.
Shift Back to International Growth Expected to Drive Next Industry Cycle
     Over the long-term, we expect our customers’ markets to regain their historical strength and, while still cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:
     Demand Trends
•	Global consumption of crude oil, which is estimated to expand significantly over the next two decades, primarily in developing countries. This will offset flat to slightly declining demand in North America and Europe.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by the expanding middle class in Asia.

•	Increased need in certain regions for geothermal electrical power plants to meet increased electricity demand is expected.

•	Increased global regulations over the refining and petrochemical industries will continue to drive demand for capital activity.
     Impact of Demand Trends
•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased new power investments in Asia and South America to meet consumer needs.

•	Global oil refining capacity needs, which are expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Long-term growth potential exists in emerging energy market opportunities, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.
     We believe that all of the above factors offer long-term growth opportunity for us as major project work will be necessary to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.
     Emerging markets require petroleum-based products and continue to grow at rates faster than the U.S. We, therefore, expect international opportunities will be more plentiful relative to domestic projects. Our domestic sales as a percentage of product sales increased over the past three fiscal years from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009. The economic strength of the U.S., especially the U.S. refining market drove this trend. As we look at fiscal 2010 and beyond, we believe this trend will reverse itself and international sales will be at a similar level as domestic sales over the next few years and could surpass domestic sales as early as fiscal 2010. For the first quarter of fiscal 2010, domestic sales had decreased to 51%.
Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2009	2008

Net sales	$20,138	$27,647
Net income	$3,518	$5,684
Diluted income per share	$0.35	$0.56
Identifiable assets	$87,857	$78,889
The First Quarter of Fiscal 2010 Compared With the First Quarter of Fiscal 2009
     Sales for the first quarter of fiscal 2010 were $20,138, a 27% decrease as compared with sales of $27,647 for the first quarter of fiscal 2009. The decrease in the current quarter’s sales was due to lower sales in all product lines except for condensers. Comparable sales in the first quarter of fiscal 2009 were higher due to three large refinery orders for aftermarket and pump packages. International sales accounted for 49% and 33% of total sales for the first quarter of fiscal 2010 and fiscal 2009, respectively. International sales year-over-year increased $832, or 9%, driven by a $5,178, or 173%, increase in Asia, offset by decreases across most other international regions, primarily the Middle East, Canada and South America. Domestic sales decreased $8,341, or 45% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. We do believe this shift back toward a higher international sales mix will continue in fiscal 2010. Sales in the three months ended June 30, 2009 were 46% to the refining industry, 23% to the chemical and petrochemical industries and 31% to other industrial applications, including electrical power. Sales in the three months ended June 30, 2008 were 52% to the refining industry, 19% to the chemical and petrochemical industries and 29% to other industrial applications, including electrical power. For additional information on future sales and our markets, see “Orders and Backlog” below.
     Our gross profit percentage for the first quarter of fiscal 2010 was 41% compared with 44% for the first quarter of fiscal 2009. Gross profit dollars for the first quarter of fiscal 2010 decreased 32% compared with fiscal 2009. Gross profit percentage and dollars decreased primarily due to product mix and 27% decrease in sales volume.
     Selling, general and administrative (“SG&A”) expenses as a percent of sales for the three-month periods ended June 30, 2009 and 2008 were 16% and 14%, respectively. Actual costs in fiscal 2010 decreased $574, or 15%, compared with the first quarter of fiscal 2009. SG&A expenses decreased due to the restructuring which occurred in the fourth quarter of fiscal 2009 as well as lower variable costs (e.g., sales commissions, variable compensation) related to lower sales and income.

     Interest income for the three month-periods ended June 30, 2009 and 2008 was $18 and $131, respectively. Decreased interest income resulted from a decrease in interest rates.
     Interest expense was $1 for the quarter ended June 30, 2009, reflecting no change from $1 for the quarter ended June 30, 2008.
     Our effective tax rate in fiscal 2010 is projected to be between 30% and 31%, which represents the tax rate used to reflect income tax expense in the current quarter. The actual effective tax rate for fiscal 2009 was 35%. The decrease was due to a lower level of pre-tax income relative to our allowable level of tax deductions.
     Net income for the first three months of fiscal 2010 compared with the first three months of fiscal 2009 was $3,518 and $5,684, respectively. Income per diluted share was $0.35 and $0.56 for the respective periods.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30,
	2009	2008

Cash and investments	$45,261	$44,979
Working capital	53,030	44,228
Working capital ratio(1)	3.5	3.0
Long-term debt (capital leases)	$24	$50
Long-term debt/capitalization(2)	0%	0%
Long-term liabilities/capitalization(3)	4.0%	2.8%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash used by operating activities for the first quarter of fiscal 2010 was $518, compared with $6,873 provided from operating activities for the first quarter of fiscal 2009. The decrease was due to lower net income, timing of accounts receivable net of unbilled revenue, customer deposits and an increase in compensation payments related to fiscal 2009 bonuses (which were paid out in the first quarter of fiscal 2010).
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of 91 to 120 days. Investments at June 30, 2009 and March 31, 2009 were $42,064 and $41,059 respectively.
     Other significant non-operating sources of cash for the current quarter that changed compared to the first quarter of fiscal 2009 included the issuance of common stock to cover stock options exercised, which raised $34, as compared with $393 in the first quarter of fiscal 2009. A $21 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense. This compared with $1,040 for the first quarter of fiscal 2009. In the current quarter, $229 was used to repurchase 26 shares of stock as part of the stock repurchase program which was announced in January 2009. The stock repurchase program has been extended by the Board of Directors through July 30, 2010.
     Dividend payments and capital expenditures in the first quarter of fiscal 2010 were $197 and $80, respectively, compared with $151 and $219, respectively, for the first quarter of fiscal 2009.
     Capital expenditures for fiscal 2010 are expected to be approximately $1,000, with the planned investment expected to be 65% for machinery and equipment, 28% for information technology and 7% for all other items. We estimate 50% of our capital budget in fiscal 2010 will support productivity improvements with the balance primarily for capitalized maintenance projects.
     Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on June 30, 2009 and March 31, 2009 were $9,665 and $8,759, respectively. Other utilization of our credit facility limits at June 30, 2009 and March 31 2009 were $0. Our borrowing rate as of June 30, 2009 was Bank of America’s prime rate minus 125 basis points, or 2.00%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three-month periods ended June 30, 2009 and 2008 were $8,838 and $27,800, respectively, down 68%. Orders represent communications received from customers requesting us to supply products and services. During the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, we experienced a decrease in orders for all markets, with refining down 81%, chemical and petrochemical down 48% and other industrial and commercial applications down 69%.
     Domestic orders were 45%, or $3,955, and international orders were 55%, or $4,883, in the current quarter compared with the first quarter of fiscal 2009, when domestic orders were 35%, or $9,657, of total orders, and export orders were 65%, or $18,143, of total orders. We believe, subject to order selection, that in the future, some quarters will be heavily weighted toward international orders and other quarters to domestic orders. The first quarter of fiscal 2010 continued the trend seen in fiscal 2009 where international orders exceeded domestic orders. For all of fiscal 2009, international orders constituted 57% of all orders.
     Backlog was $37,045 at June 30, 2009, compared with $48,290 at March 31, 2009, a 23% decrease. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 85% of orders currently in backlog are expected to be converted to sales within the next twelve months. At June 30, 2009, approximately 36% of our backlog was attributable to equipment for refinery project work, 49% to chemical and petrochemical projects, and 15% to other industrial or commercial applications, including electrical power. At June 30, 2008, approximately 49% of our backlog was attributed to equipment for refinery project work, 28% to chemical and petrochemical projects, and 23% to other industrial or commercial applications, including electrical power.
     At March 31, 2009, our backlog included five orders with a value of $4,443 that were placed on hold (suspended) pending further evaluation. During the first quarter of fiscal 2010, one order, valued at $235, was returned to active status resulting in an aggregate value of $4,208 in orders included in backlog remaining on hold (suspended).

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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of June 30, 2009, other than noted above, we were unaware of any other litigation matters.
Critical Accounting Policies, Estimates and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant account estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended March 31, 2009.
New Accounting Pronouncements
     On April 1, 2008, we adopted the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, utilizing the re-measurement approach which required plan assets and benefit obligations to be re-measured as of the beginning of fiscal 2009. Our adoption of SFAS No. 158 had the effect of reducing our prepaid pension asset by $801, reducing our deferred income tax liability by $260, reducing our stockholders equity by $506 and decreasing our accrued post retirement benefits by $35.
     In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132R-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP requires disclosure of: (a) information about how investment allocation decisions are made; (b) the fair value of each major category of plan assets for defined benefit pension plans and other postretirement benefit plans; (c) information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets; and (d) information about significant concentrations of risk in plan assets. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effect FSP FAS 132R-1 may have on our consolidated financial statement disclosures.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of June 30, 2009 or March 31, 2009 other than operating leases.

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
Foreign Currency
     International consolidated sales for the first quarter of fiscal 2010 were 49% of total sales compared with 33% for the same period of fiscal 2009. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first quarter of each of fiscal 2010 and fiscal 2009, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. In the first quarter of fiscal 2010 and 2009, our purchases in foreign currencies represented 1% and 3%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2009 and March 31, 2009, we held no forward foreign currency contracts.
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
Project Cancellation and Project Continuation Risk
     Recent economic conditions have led to a higher likelihood of project cancellation by our customers. We had three projects totaling $3,295 cancelled in fiscal 2009. While this risk continues to be evident, we structure contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. We, therefore, do not believe we have a significant cash exposure to potentially cancelled projects.

     Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (suspended) category. Furthermore, if a project is cancelled by our customer, we will remove this from our backlog.
Item 4. Controls and Procedures
Conclusion regarding the effectiveness of disclosure controls and procedures
     Our President and Chief Executive Officer (principal executive officer) and Vice President-Finance & Administration and Chief Financial Officer (principal accounting officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.
Changes in internal control over financial reporting
     There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2009
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
     On January 29, 2009, our Board of Directors authorized a stock repurchase program which expired on July 29, 2009. On July 30, 2009, the stock repurchase program was extended by the Board of Directors through July 30, 2010. Under the stock repurchase program, repurchases are permitted to be made from time to time either in the open market or through privately negotiated transactions and are funded with current cash on hand and cash generated from operations. The stock repurchase program terminates at earlier of the expiration of the program in July 2010, when all 1,000 shares authorized thereunder are repurchased or when our Board of Directors otherwise determines to terminate the program. Common stock repurchases in the quarter ended June 30, 2009 were as follows:

			(c)(1)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	(a)	(b)	As Part of	May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under
	of Shares	Paid Per	Plans or	The Plans or
Period	Purchased	Share	Programs	Programs

4/1/2009 — 4/30/2009	26	$8.91	303	697
5/1/2009 — 5/31/2009	—	—	303	697
6/1/2009 — 6/30/2009	—	—	303	697

Total	26	$8.91	303	697

(1)	The total number of shares repurchased as part of our publicly announced program includes all shares repurchased since the commencement of the stock repurchase program on January 29, 2009.

Item 6. Exhibits
               See index to exhibits on page 28 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and Chief Financial Officer

Date: August 4, 2009

INDEX OF EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Principal Executive Officer

*	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*	32.1	Section 1350 Certifications

*	Exhibits filed with this report.