Form 10-Q
period 2009-09-30
GRAHAM CORP
filed 2009-11-03
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2009, there were outstanding 9,845,277 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of September 30, 2009 and March 31, 2009 and for the Six-Month Periods
Ended September 30, 2009 and 2008

Page
Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	26

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 6. Exhibits	27

Signatures	28

Index to Exhibits	29
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2009
PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2009	2009
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$4,640	$5,150
Investments	50,063	41,059
Trade accounts receivable, net of allowances ($28 and $39 at September 30 and March 31, 2009, respectively)	8,207	6,995
Unbilled revenue	5,555	10,444
Inventories	3,646	4,665
Income taxes receivable	1,868	4,054
Prepaid expenses and other current assets	656	375

Total current assets	74,635	72,742
Property, plant and equipment, net	9,523	9,645
Deferred income tax asset	196	224
Prepaid pension asset	4,423	4,300
Other assets	7	13

Total assets	$88,784	$86,924

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$28	$28
Accounts payable	5,483	5,514
Accrued compensation	3,649	4,630
Accrued expenses and other liabilities	1,926	2,266
Customer deposits	4,055	5,892
Deferred income tax liability	4,953	4,865

Total current liabilities	20,094	23,195

Capital lease obligations	17	31
Accrued compensation	274	250
Deferred income tax liability	1,356	1,253
Accrued pension liability	251	256
Accrued postretirement benefits	843	828

Total liabilities	22,835	25,813

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value Authorized, 500 shares
Common stock, $.10 par value Authorized, 25,500 shares
Issued, 10,150 and 10,127 shares at September 30 and March 31, 2009, respectively	1,015	1,013
Capital in excess of par value	15,174	14,923
Retained earnings	58,558	53,966
Accumulated other comprehensive loss	(6,240)	(6,460)
Treasury stock (305 and 279 shares at September 30 and March 31, 2009, respectively)	(2,554)	(2,325)
Notes receivable	(4)	(6)

Total stockholders’ equity	65,949	61,111

Total liabilities and stockholders’ equity	$88,784	$86,924

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
Net sales	$16,108	$23,915	$36,246	$51,562
Cost of products sold	10,254	13,416	22,114	28,845

Gross profit	5,854	10,499	14,132	22,717

Other expenses:
Selling, general and administrative	3,032	3,931	6,280	7,753
Interest income	(15)	(172)	(33)	(303)
Interest expense	33	2	34	3
Other expense	96	—	96	—

Total other expenses and income	3,146	3,761	6,377	7,453

Income before income taxes	2,708	6,738	7,755	15,264
Provision for income taxes	1,240	2,326	2,769	5,168

Net income	1,468	4,412	4,986	10,096
Retained earnings at beginning of period	57,287	42,786	53,966	37,216
Dividends	(197)	(203)	(394)	(354)
Effect of adoption of measurement date provisions of Statement of Financial Accounting Standards No. 158	—	—	—	37

Retained earnings at end of period	$58,558	$46,995	$58,558	$46,995

Per share data:
Basic:
Net income	$.15	$.43	$.50	$1.00

Diluted:
Net income	$.15	$.43	$.50	$.99

Weighted average common shares outstanding:
Basic:	9,903	10,169	9,894	10,127
Diluted:	9,937	10,249	9,926	10,227

Dividends declared per share	$.02	$.02	$.04	$.035

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
	(Amounts in thousands)
Operating activities:
Net income	$4,986	$10,096

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	840	530
Discount accretion on investments	(30)	(293)
Stock-based compensation expense	198	257
Loss (gain) on disposal of property, plant and equipment	3	(1)
Deferred income taxes	98	1,267
(Increase) decrease in operating assets:
Accounts receivable	(1,212)	(3,591)
Unbilled revenue	4,892	2,864
Inventories	1,018	(1,236)
Income taxes receivable/payable	2,185	(1,277)
Prepaid expenses and other current and non-current assets	(281)	(117)
Prepaid pension asset	(122)	(3,574)
Increase (decrease) in operating liabilities:
Accounts payable	(134)	(18)
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,323)	(176)
Customer deposits	(1,838)	(379)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	34	50

Net cash provided by operating activities	9,314	4,402

Investing activities:
Purchase of property, plant and equipment	(282)	(795)
Proceeds from sale of property, plant and equipment	7	1
Purchase of investments	(86,613)	(61,437)
Redemption of investments at maturity	77,640	58,600

Net cash used by investing activities	(9,248)	(3,631)

Financing activities:
Proceeds from issuance of long-term debt	198	2,450
Principal repayments on long-term debt	(211)	(2,464)
Issuance of common stock	34	695
Dividends paid	(394)	(354)
Purchase of treasury stock	(229)	(14)
Excess tax deduction on stock awards	21	1,696
Other	2	2

Net cash (used) provided by financing activities	(579)	2,011

Effect of exchange rate changes on cash	3	150

Net (decrease) increase in cash and cash equivalents	(510)	2,932
Cash and cash equivalents at beginning of period	5,150	2,112

Cash and cash equivalents at end of period	$4,640	$5,044

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include one wholly-owned foreign subsidiary located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2009 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2009. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements. The Company evaluated subsequent events through November 3, 2009, when the financial statements were issued.
     The Company’s results of operations and cash flows for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 (“fiscal 2010”).
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statements of Cash Flows, the line item “Purchase of treasury stock” was reported separately from the line item “Other” for the six months ended September 30, 2008.
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
     At March 31, 2009, the Company’s backlog included five orders with a value of $4,443 that were placed on hold (suspended) pending further customer evaluation. During the six months ended September 30, 2009, one order valued at $519 was cancelled, one order valued at $235 was returned to active status and an additional order valued at $3,298 was placed on hold (suspended) by the customer. At September 30, 2009, four orders included in backlog with a value of $6,987 remained on hold (suspended).
NOTE 3 — INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2009 are scheduled to mature between October 15, 2009 and January 14, 2010.
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

     Major classifications of inventories are as follows:

	September 30,	March 31,
	2009	2009
Raw materials and supplies	$1,676	$1,929
Work in process	3,080	4,664
Finished products	729	695

	5,485	7,288
Less — progress payments	1,839	2,623

Total	$3,646	$4,665

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
     Stock option awards granted in the three months ended September 30, 2009 and 2008 were 0 and 2, respectively, and 24 and 18 in the six months ended September 30, 2009 and 2008, respectively. Stock option awards granted in fiscal 2010 vest 33 1/ 3% per year over a three-year term. Stock option awards granted in fiscal 2009 vest 25% per year over a four-year term. All stock options have a term of ten years from their grant date.
     There were no restricted stock awards in the three months ended September 30, 2009 and 2008. Restricted stock awards granted in the six months ended September 30, 2009 and 2008 were 15 and 4, respectively. Restricted stock awards granted to officers in fiscal 2010 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date, and the restricted stock awards granted to directors in fiscal 2010 vest 100% on the first anniversary of the grant date. Restricted stock awards granted in fiscal 2009 vest over a four-year term as follows: (i) 10% on the first anniversary of the grant date; (ii) 20% on the second anniversary of the grant date; (iii) 30% on the third anniversary of the grant date; and (iv) 40% on the fourth anniversary of the grant date.
     During the three and six months ended September 30, 2009, the Company recognized stock-based compensation costs of $119 and $198, respectively. The income tax benefit recognized related to stock-based compensation was $41 and $68 for the three and six months ended September 30, 2009, respectively. During the three and six months ended September 30, 2008, the Company recognized stock-based compensation costs of $166 and $257, respectively. The income tax benefit recognized related to stock-based compensation for the three and six months ended September 30, 2008 was $59 and $91, respectively.

     The weighted average fair value of stock options granted in the six months ended September 30, 2009 was $8.57. The weighted average fair value of stock options granted in the three and six months ended September 30, 2008 was $23.47 and $16.57, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2008	2009	2008
Expected life	5 years	3 years	5 years
Expected volatility	64.17%	99.04%	61.80%
Risk-free interest rate	3.25%	1.52%	3.22%
Expected dividend yield	.23%	.36%	.28%
     The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical closing prices of the Company’s common stock over the expected life of the options. The risk-free interest rate is estimated based on the United States Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. Expected dividend yield is based on historical trends.
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the six months ended September 30, 2009 and 2008 was $15.22 and $30.88, respectively.
     The Graham Corporation Outside Directors’ Long-Term Incentive Plan (the “Plan”) provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. Share equivalent units are payable in cash or stock upon retirement. In May 2009, the applicability of the Plan was suspended for any Directors first elected after such date.
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period, up to $3.20 per unit or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $8 and $10 in the three-month periods ended September 30, 2009 and 2008, respectively, and $15 and $20 in the six-month periods ended September 30, 2009 and 2008, respectively. There were 58 and 54 share equivalent units in the Plan at September 30, 2009 and 2008, respectively, and the related liability recorded was $274 and $250 at September 30, 2009 and March 31, 2009, respectively. The expense to mark to market the share equivalent units was $2 and $0 in the three-month periods ended September 30, 2009 and 2008, respectively. The expense to mark to market the share equivalent units was $6 and $0 in the six months ended September 30, 2009 and 2008, respectively.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic income per share

Numerator:
Net income	$1,468	$4,412	$4,986	$10,096

Denominator:
Weighted common shares outstanding	9,845	10,108	9,838	10,060
Share equivalent units (“SEUs”)	58	61	56	67

Weighted average common shares and SEUs	9,903	10,169	9,894	10,127

Basic income per share	$.15	$.43	$.50	$1.00

Diluted income per share

Numerator:
Net income	$1,468	$4,412	$4,986	$10,096

Denominator:
Weighted average shares and SEUs outstanding	9,903	10,169	9,894	10,127
Stock options outstanding	32	80	31	100
Contingently issuable SEUs	2	—	1	—

Weighted average common and potential common shares outstanding	9,937	10,249	9,926	10,227

Diluted income per share	$.15	$.43	$.50	$.99

     Options to purchase a total of 41 and 2 shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$318	$367	$366	$441
(Income) expense for product warranties	(21)	96	(74)	64
Product warranty claims paid	(18)	(106)	(13)	(148)

Balance at end of period	$279	$357	$279	$357

     The income of $21 and $74 for product warranties in the three and six months ended September 30, 2009, respectively, resulted from the reversal of provisions made that were no longer required due to lower claims experience.
     The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.
NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $2 and $3 for the six months ended September 30, 2009 and 2008, respectively. In addition, income taxes paid for the six months ended September 30, 2009 were $442, which was net of a $3,426 refund. For the six months ended September 30, 2008, income taxes paid were $3,483.
     During the six months ended September 30, 2009, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statement of Cash Flows.
     At September 30, 2009 and 2008, there were $101 and $65 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows. In addition, during the six months ended September 30, 2008, capital expenditures totaling $31 were financed through the issuance of capital leases.
     Non-cash activities during the six months ended September 30, 2008 included a reclassification from “Capital in excess of par value” to “Common stock” for $506, which represents the par value of the additional shares issued to effect the two-for-one stock split effected in the form of a stock dividend. Non - cash activities during the six months ended September 30, 2008 also included $543, net of income tax, in pension and other postretirement benefit adjustments required to transition to a fiscal year-end measurement date for plan assets and benefit obligations.

NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$1,468	$4,412	$4,986	$10,096

Other comprehensive income:
Foreign currency translation adjustment	2	2	3	141
Defined benefit pension and other postretirement plans	109	9	217	(524)

Total comprehensive income	$1,579	$4,423	$5,206	$9,713

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods and the effect of the Company’s transition to a fiscal year end measurement date for plan assets and benefit obligations. For more information, see Note 14.
NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$79	$112	$158	$225
Interest cost	325	309	649	618
Expected return on assets	(464)	(459)	(929)	(918)
Amortization of:
Unrecognized prior service cost	1	1	2	2
Actuarial loss	204	50	409	100

Net pension cost	$145	$13	$289	$27

     The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2009 and does not expect to make any contributions to the plan for the balance of fiscal 2010.

     The components of the postretirement benefit income are as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
Service cost	$—		$—	$—	$—
Interest cost	15		15	30	30
Amortization of prior service cost	(42)		(42)	(83)	(83)
Amortization of actuarial loss	6		6	11	12

Net postretirement benefit income	$(21)	$	(21)	$(42)	$(41)

     The Company paid benefits of $15 related to its postretirement benefit plan during the six months ended September 30, 2009. The Company expects to pay benefits of approximately $107 for the balance of fiscal 2010.
NOTE 11 — CONTINGENCIES AND COMMITMENTS:
     The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for amounts below the expected defense costs. The outcome of these lawsuits cannot be determined at this time.
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At September 30, 2009, other than noted above, management was unaware of any other material litigation matters.
NOTE 12 — INCOME TAXES:
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for tax years 2006 through 2008. During the second quarter, the IRS agent conducting the examination sent the Company a notification of a possible adjustment to these years, and the Company and such IRS agent engaged in discussions. The adjustment relates to the Company’s claimed research and development tax credit. Although the Company believes its tax position is correct and will continue to vigorously defend its position, during the second quarter of fiscal 2010, a liability for unrecognized tax benefits related to this tax position of $445 was recorded, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time. The Company is subject to examination in state and international tax jurisdictions for tax years 2005 through 2008 and tax years 2006 through 2008, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no other unrecognized tax benefits as of September 30, 2009. During the three months ended September 30, 2009, the Company recorded $32 and $0, respectively, for interest and penalties related to its uncertain tax position.
NOTE 13 — OTHER EXPENSE:
     In September 2009, the Company’s workforce was reduced by eliminating several staff positions in an effort to reduce costs. As a result, a restructuring charge of $96 was recognized in the quarter ended September 30, 2009, which included severance and related employee benefit costs.
NOTE 14 — ACCOUNTING AND REPORTING CHANGES:
     On April 1, 2008, the Company was required to transition to a fiscal year end measurement date for the plan assets and benefit obligations of its defined benefit pension and other postretirement plans. The Company utilized the remeasurement approach, which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal year 2009. The following table presents the impact of initially remeasuring the plan assets and benefit obligations on individual line items in the Company’s Consolidated Balance Sheet as of April 1, 2008 (the first day of fiscal 2009):

	Before
	Remeasurement of		After Remeasurement
	Plan Assets and		of Plan Assets and
Balance Sheet Caption	Obligations	Adjustments	Obligations
Prepaid pension asset	$4,186	$(801)	$3,385
Long-term deferred income tax liability	$(315)	$260	$(55)
Accrued postretirement benefits	$(949)	$35	$(914)
Accumulated other comprehensive loss	$1,820	$543	$2,363
Retained earnings	$(37,216)	$(37)	$(37,253)
     Effective with fiscal 2010, the Company will be required to include additional disclosures about its postretirement benefit plan assets. The disclosures required include the following: (i) information about how investment allocation decisions are made; (ii) the fair value of each major category of plan assets for defined benefit pension plans and other postretirement benefit plans; (iii) information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets; and (iv) information about significant concentrations of risk in plan assets. The Company is currently evaluating the effect these requirements may have on its consolidated financial statement disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)
Overview
     We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers. Our equipment is used in critical applications in the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in alternative energy applications, including ethanol, biodiesel and coal- and gas-to other applications, and other diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, heating, ventilating and air conditioning.
     Our corporate offices and production facilities are located in Batavia, New York. We also have a wholly-owned foreign subsidiary located in Suzhou, China. Our subsidiary in China serves to support sales orders from Asia and provides engineering support and supervision of subcontracted fabrication.
Highlights
     Highlights for the three and six months ended September 30, 2009 (the second quarter of the fiscal year ending March 31, 2010 (“fiscal 2010”) include:
•	Net income and income per diluted share for the second quarter of fiscal 2010 were $1,468 and $0.15, respectively, compared with net income of $4,412 and income per diluted share of $0.43 for the second quarter of the fiscal year ended March 31, 2009 (“fiscal 2009”). Net income and income per diluted share for the first six months of fiscal 2010 were $4,986 and $0.50, respectively, compared with net income of $10,096 and income per diluted share of $0.99 for the first six months of fiscal 2009.

•	Net sales for the second quarter of fiscal 2010 were $16,108, down 33% compared with $23,915 for the second quarter of fiscal 2009. Net sales for the first six months of fiscal 2010 were $36,246, down 30% compared with net sales of $51,562 for the first six months of fiscal 2009.

•	Orders booked in the second quarter of fiscal 2010 were $29,567, up 69% compared with the second quarter of fiscal 2009, when orders were $17,451. Orders booked in the first six months of fiscal 2010 were $38,405, down 15% compared with orders booked of $45,251 in the first six months of fiscal 2009. The order level in the second quarter of fiscal 2010 includes a large refinery project in Saudi Arabia, which is not expected to be converted to sales until the middle of fiscal 2011.

•	Backlog increased to $50,469 at September 30, 2009, representing a 36% increase compared with June 30, 2009, when our backlog was $37,045. We believe 65% of current backlog will convert to sales over the next 12 months. Normally, 85-90% of the backlog is expected to convert to sales within the next 12 months.

•	Gross profit margin for the three and six-month period ending September 30, 2009 was 36% and 39%, respectively, compared with 44% for both the three and six-month periods ending September 30, 2008.

•	Cash and short-term investments at September 30, 2009 were $54,703 compared with $46,209 at March 31, 2009.
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
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2009. Forward-looking statements may also include, but are not limited to, statements about:
•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	estimates regarding our liquidity and capital requirements;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation;

•	our acquisition strategy; and

•	our ability to increase our productivity and capacity.
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
Fiscal 2010 and the Near-Term Market Conditions
     We continue to believe the current downturn in the global economy and reduced demand for petroleum-based products has led our customers to defer investment in major capital projects. In addition, we believe that the significant increase in construction costs, including raw material costs, which had occurred over the four to five-year period prior to the current downturn, also has led to delays in new commitments by our customers as they began to anticipate construction costs to decline (following recent decreases in commodity costs).
     Currently, the near-term demand trends that we believe are affecting our customers’ investments include:

•	a shift away from the U.S. refining market driven by lower demand, lower refinery utilization and uncertainty around U.S. energy policy (and the impact that energy policy may have on production costs);

•	delays in North American oil sands investments due to construction costs and uncertainty around U.S. energy policy (and the impact that energy policy may have on production costs);

•	Middle East demand increases, which are beginning to drive renewed activity; the re-starting of delayed projects in both petrochemical and refining industries, such as the Jubail and Yanbu refinery projects (as construction costs for these projects have reportedly been reduced by 20%);

•	Asia, specifically China, seeing renewed demand in the first half of calendar year 2009, following calendar year 2008 reductions in demand, which in turn are driving new investment in petrochemical and refining projects; and

•	South America, specifically Brazil, Venezuela and Columbia, refining and petrochemical investments driven by increased local demand.
     The consequences of these near-term trends will continue to put pressure on gross margins, as the U.S. refining market has historically provided higher margins than certain international markets and continued volatility in our order pattern. In addition, we are seeing generally smaller value projects (compared with recent years) which will require more orders for us to achieve a similar revenue level.
     On a quarterly basis in fiscal 2010, we expect our new order levels to remain volatile, resulting in both good and weak quarters. For example, the past four quarters saw new order levels of $8,098, $20,524, $8,838 and $29,567, sequentially. We believe that looking at our order levels in one quarter will not provide an accurate indication of future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period will be a better measure of our business.
Shift Back to International Growth Expected to Drive Next Industry Cycle
     Over the long-term, we expect our customers’ markets to regain their historical strength and, while still cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:
     Demand Trends
•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in developing countries. This is expected to offset flat to slightly declining demand in North America and Europe.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by the expanding middle class in Asia.

•	Increased need in certain regions for geothermal electrical power plants is expected to meet increased projected electricity demand.

•	Increased global regulations over the refining and petrochemical industries are expected to continue to drive requirements for capital investments.
     Impact of Demand Trends
•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased new power investments are expected in Asia and South America to meet projected consumer demand increases.

•	Global oil refining capacity needs are projected to increase, which are expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Long-term growth potential is believed to exist in emerging energy market opportunities, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.
     We believe that all of the above factors offer long-term growth opportunity for us as major project work will be necessary to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.
     Emerging markets require petroleum-based products. These markets are expected to continue to grow at rates faster than the U.S. Therefore, we expect international opportunities will be more plentiful relative to domestic projects. Our domestic sales as a percentage of aggregate product sales increased over the past three fiscal years from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009. The economic strength of the U.S., especially the U.S. refining market, drove this trend. As we look at fiscal 2010 and beyond, we believe this trend will reverse itself and international sales over the next few years could surpass domestic sales as early as fiscal 2010. For the second quarter and first six months of fiscal 2010, domestic sales had decreased to 50% and 51%, respectively. Our order rates are confirming a higher weighting toward international opportunities. International orders for the first six months of fiscal 2010 were 74% of total orders.
Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$16,108	$23,915	$36,246	$51,562
Net income	$1,468	$4,412	$4,986	$10,096
Diluted income per share	$0.15	$0.43	$0.50	$0.99
Identifiable assets	$88,784	$83,318	$88,784	$83,318
The Second Quarter of Fiscal 2010 Compared With the Second Quarter of Fiscal 2009
     Sales for the second quarter of fiscal 2010 were $16,108, a 33% decrease as compared with sales of $23,915 for the second quarter of fiscal 2009. The decrease in the current quarter’s sales was due to lower sales in all product lines except for condensers. International sales accounted for 50% and 37% of total sales for the second quarter of fiscal 2010 and fiscal 2009, respectively. International sales year-over-year decreased $959, or 11%. International sales decreased in all markets, except Asia, which increased $2,940, or 283%. The markets with the largest dollar decrease were Canada, off $1,786 and Western Europe, off $1,322. Domestic sales decreased $6,848, or 46% in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. We believe the shift back toward a higher international sales mix will continue in fiscal 2010. Sales in the second quarter of fiscal 2010 were 44% to the refining industry, 33% to the chemical and petrochemical industries and 23% to other industrial applications, including electrical power. Sales in the second quarter of fiscal 2009 were 47% to the refining industry, 27% to the chemical and petrochemical industries and 26% to other industrial applications, including electrical power.
     Sales for the first six months of fiscal 2010 were $36,246, a 30% decrease as compared with sales of $51,562 for the first six months of fiscal 2009. The decrease in the year-to-date sales was due to lower sales in all product lines except for condensers. International sales accounted for 49% and 35% of total sales for the first six months of fiscal 2010 and fiscal 2009, respectively. International sales year-over-year decreased $128, or 1%. International sales decreased in all markets, except Asia, which increased $8,119, or 202%. The markets with the largest dollar decrease were Canada, off $3,393, Middle East, off $1,751, Western Europe, off $1,637 and South America, off $1,037. Domestic sales decreased $15,188, or 45% in the six months ending September 30, 2010 compared with the six months ending September 30, 2009. Sales in the first six months of fiscal 2010 were 45% to the refining industry, 28% to the chemical and petrochemical industries and 27% to other industrial applications, including electrical power. Sales in the first six months of fiscal 2009 were 50% to the refining industry, 23% to the chemical and petrochemical industries and 27% to other industrial applications, including electrical power. For additional information on future sales and our markets, see “Orders and Backlog” below.
     Our gross profit margin for the second quarter of fiscal 2010 was 36% compared with 44% for the second quarter of fiscal 2009. Gross profit dollars for the second quarter of fiscal 2010 decreased 44% compared with fiscal 2009. Gross profit margin and dollars decreased primarily due to a 33% decrease in sales volume (as fixed production costs were spread across fewer sales dollars) as well as product mix.

     Our gross profit margin for the first six months of fiscal 2010 was 39% compared with 44% for the first six months of fiscal 2009. Gross profit dollars for the first six months of fiscal 2010 decreased 38% compared with fiscal 2009. Gross profit margin and dollars decreased primarily due to a 30% decrease in sales volume (as fixed production costs were spread across fewer sales dollars) as well as product mix.
     Selling, general and administrative (“SG&A”) expense as a percent of sales for the three and six-month periods ended September 30, 2009 was 19% and 17%, respectively. This compared with 16% and 15%, respectively, for the same periods ending September 30, 2008. Actual costs in the three and six-month periods ending September 30, 2009 decreased $899, or 23% and $1,473, or 19%, respectively, compared with the same periods of the prior year. Lower SG&A expense reflected the restructuring which occurred in the fourth quarter of fiscal 2009 as well as lower variable costs (e.g., sales commissions and variable compensation) related to lower sales and income.
     We incurred a charge of $96 in the second quarter of fiscal 2010 related to restructuring (severance) costs as we reduced expenses to reflect order rates that had declined. This restructuring is expected to result in an annualized savings of $1,600.
     Interest income for the three- and six-month periods ended September 30, 2009 was $15 and $33, respectively. This compared with interest income for the same periods of fiscal 2009 of $172 and $303, respectively. The decreased interest income resulted from the dramatic decrease in interest rates, despite having more invested assets.
     In the second fiscal quarter, we recorded a charge for unrecognized tax benefits (including interest, net of tax benefit) of $467 related to research and development tax credits taken in tax years 2006 through 2008. This is management’s estimate of the Company’s exposure related to an ongoing IRS examination of this issue. We believe our tax position is correct and will continue to vigorously defend our position. This charge lowered earnings per share in the second fiscal quarter by $0.05 per share.
     Interest expense was $33 and $34 for the three- and six-month periods ended September 30, 2009, respectively, compared with $2 and $3 for the same periods in fiscal 2009. The increase in interest expense was related to the interest associated with the unrecognized tax benefit noted above.
     Our effective tax rate in fiscal 2010, excluding the charge for unrecognized tax benefits noted above, is projected to be between 30% and 31%, which represents the tax rate used to reflect income tax expense in the first six months of fiscal 2010. The actual effective tax rate for fiscal 2009 was 35%. The decrease was due to a lower level of pre-tax income relative to our allowable level of tax deductions.
     Net income for the three and six months ended September 30, 2009 was $1,468 and $4,986, respectively, compared with $4,412 and $10,096, respectively, for the same periods in fiscal 2009. Income per diluted share in fiscal 2010 was $0.15 and $0.50 for the three and six month-periods periods, compared with $0.43 and $0.99 for the same periods of fiscal 2009.

Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements and the notes thereto contained in Part I, Item I of this Quarterly Report on Form 10-Q:

	September 30,	March 31,
	2009	2009
Cash and investments	$54,703	$46,209
Working capital	54,541	49,547
Working capital ratio(1)	3.7	3.1
Long-term debt (capital leases)	$17	$31
Long-term debt/capitalization(2)	0%	0%
Long-term liabilities/capitalization(3)	4.2%	4.1%

(1)	Working capital ratio equals current assets divided by current liabilities.

(2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

(3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash generated by operating activities for the first six months of fiscal 2010 was $9,314, compared with $4,402 provided from operating activities for the first six months of fiscal 2009. The increase resulted from improved working capital (primarily accounts receivable, unbilled revenue, and inventories), offset by lower net income. In addition, in fiscal 2009, a pension contribution was made in the first six months of the year. Based on the current funding status of our pension plan, no contribution is currently planned in fiscal 2010.
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of three months and less than one year. Investments at September 30, 2009 and March 31, 2009 were $50,063 and $41,059, respectively.
     Other significant non-operating sources of cash for the first six months of fiscal 2010 included the issuance of common stock to cover stock options exercised, which raised $34, as compared with $695 in the first six months of fiscal 2009. We recognized a $21 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense during the first six months of fiscal 2010. This compared with $1,696 for the first six months of fiscal 2009. In the current fiscal year, $229 was used to repurchase 26 shares of stock as part of our previously disclosed stock repurchase program. All of these share purchases occurred in the first quarter of fiscal 2010.
     Dividend payments and capital expenditures in the first six months of fiscal 2010 were $394 and $282, respectively, compared with $354 and $795, respectively, for the first six months of fiscal 2009.
     Capital expenditures for fiscal 2010 are expected to be approximately $1,000, with the planned investment expected to be 65% for machinery and equipment, 28% for information technology and 7% for all other items. We estimate 50% of our capital budget in fiscal 2010 will support productivity improvements with the balance primarily used for capitalized maintenance projects.

     Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on September 30, 2009 and March 31, 2009 were $9,866 and $8,759, respectively. Other utilization of our credit facility limits at September 30, 2009 and March 31 2009 were $0. Our borrowing rate as of September 30, 2009 was Bank of America’s prime rate minus 125 basis points, or 2.00%.
     We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three and six-month periods ended September 30, 2009 were $29,567 and $38,405, respectively, compared with $17,451 and $45,251 for the same periods in the prior fiscal year. Orders represent communications received from customers requesting us to supply products and services. During the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009, we experienced an increase in refining orders of $13,518, or 177%, primarily driven by a large refinery order in Saudi Arabia. Orders for all other markets combined decreased $1,402, or 14%. Orders for the first six months of fiscal 2010 increased in the refining market by $4,036, or 21%. Orders decreased $4,132, or 34% in petrochemical markets and $6,750, or 49% in other industrial or commercial applications, including electrical power.
     Domestic orders were 21%, or $6,141, and international orders were 79%, or $23,426, of total orders in the current quarter compared with the second quarter of fiscal 2009, when domestic orders were 52%, or $9,104, of total orders, and export orders were 48%, or $8,347, of total orders. We believe, subject to order selection, that in the future, some quarters will be heavily weighted toward international orders and other quarters to domestic orders.
     For the first six months of fiscal 2010, domestic orders were 26%, or $10,096, and international orders were 74%, or $28,309, of total orders compared with the first six months of fiscal 2009, when domestic orders were 41%, or $18,760, of total orders, and international orders were 59%, or $26,491, of total orders.
     The first six months of fiscal 2010 continued the trend we experienced in fiscal 2009 where international orders exceeded domestic orders. For the full year of fiscal 2009, international orders constituted 57% of all orders.
     Backlog was $50,469 at September 30, 2009, compared with $37,045 at June 30, 2009, a 36% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. We believe 65% of our current backlog will convert to sales in the next 12 months. Normally, 85-90% of orders in backlog are expected to be converted to sales within the subsequent twelve-month period. The large Saudi Arabia refinery order we received in the current quarter is not expected to begin to convert to sales until the middle our fiscal year ending March 31, 2011 (“fiscal 2011”), which is the primary cause for such deviation from our historical backlog conversion. At September 30, 2009, approximately 55% of our backlog was attributable to equipment for refinery project work, 33% to chemical and petrochemical projects, and 12% to other industrial or commercial applications, including electrical power. At September 30, 2008, approximately 51% of our backlog was attributed to equipment for refinery project work, 31% to chemical and petrochemical projects, and 18% to other industrial or commercial applications, including electrical power.
     During the second quarter of fiscal 2010, one order for $519 was cancelled. This order had been considered on hold (suspended) as of June 30, 2009. One order for $3,298 was added to the on hold (suspended) list. We currently expect this order to return to active status in fiscal 2011. The aggregate value of orders included in backlog remaining on hold (suspended) is $6,987.
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
Critical Accounting Policies, Estimates and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant account estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for fiscal 2009.
New Accounting Pronouncements
     On April 1, 2008, we were required to transition to a fiscal year end measurement date for the plan assets and benefit obligations of our defined benefit pension and other postretirement plans. We utilized the remeasurement approach which required plan assets and benefit obligations to be remeasured as of the beginning of fiscal 2009. The remeasurement had the effect of reducing our prepaid pension asset by $801, reducing our deferred income tax liability by $260, reducing our stockholders’ equity by $506 and decreasing our accrued postretirement benefits by $35.
     Effective for fiscal 2010, we will be required to include additional disclosures about our postretirement benefit plan assets. The disclosures required include the following: (i) information about how investment allocation decisions are made; (ii) the fair value of each major category of plan assets for defined benefit pension plans and other postretirement benefit plans; (iii) information that enables financial statement users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets; and (iv) information about significant concentrations of risk in plan assets. We are currently evaluating the effect these requirements may have on our consolidated financial statement disclosures.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of September 30, 2009 or March 31, 2009 other than operating leases.

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
Foreign Currency
     International consolidated sales for the three and six-month periods ending September 30, 2009 were 50% and 49% of total sales, respectively, compared with 37% and 35% for the same periods of fiscal 2009. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first quarter of each of fiscal 2010 and fiscal 2009, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. In the first six months of fiscal 2010 and 2009, our purchases in foreign currencies represented 1% and 3%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2009 and March 31, 2009, we held no forward foreign currency contracts.
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

Project Cancellation and Project Continuation Risk
     Recent economic conditions have led to a higher likelihood of project cancellation by our customers. We had one project for $519 cancelled in the second quarter of fiscal 2010. There were no projects cancelled in the first quarter of fiscal 2010. In fiscal 2009, three projects were cancelled, totaling $3,295. We attempt to mitigate this risk by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to potentially cancelled projects.
     Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

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
September 30, 2009
PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
     On July 30, 2009, Graham Corporation’s (the “Company’s”) stockholders voted on the following proposals at the Company’s 2009 Annual Meeting of Stockholders:
Proposal 1:
     To elect each of Helen H. Berkeley, Alan Fortier and James R. Lines as a director of the Company, each to serve for a three-year term expiring in 2012 or until his or her respective successor is elected and qualified:

Nominees	Votes For	Votes Withheld
Helen H. Berkeley	8,358,225	336,899

Alan Fortier	8,216,097	479,027

James R. Lines	8,385,784	309,340

     The other directors, whose terms of office continued after the annual meeting, were Jerald D. Bidlack, James J. Malvaso, Gerard T. Mazurkiewicz and Cornelius S. Van Rees.
Proposal 2:
     To ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2010:

Votes for:	8,474,348

Votes against:	197,016

Votes abstained:	23,760

Item 6.	Exhibits
See index to exhibits on page 30 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and Chief Financial Officer

Date: November 3, 2009

INDEX OF EXHIBITS
(10) Material Contracts
# 10.1 Form of Director Restricted Stock Agreement
# 10.2 Form of Employee Non-Qualified Stock Option Agreement
# 10.3 Form of Employee Restricted Stock Agreement
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
(32) Section 1350 Certifications
32.1 Section 1350 Certifications

#	Management contract or compensatory plan.