Form 10-Q
period 2009-12-31
GRAHAM CORP
filed 2010-02-03
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 29, 2010, there were outstanding 9,845,277 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of December 31, 2009 and March 31, 2009 and for the Nine-Month Periods
Ended December 31, 2009 and 2008

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
DECEMBER 31, 2009
PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2009	2009
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,638	$5,150
Investments	51,062	41,059
Trade accounts receivable, net of allowances ($19 and $39 at December 31, and March 31, 2009, respectively)	7,850	6,995
Unbilled revenue	2,027	10,444
Inventories	3,638	4,665
Income taxes receivable	3,425	4,054
Prepaid expenses and other current assets	432	375

Total current assets	75,072	72,742
Property, plant and equipment, net	9,402	9,645
Prepaid pension asset	4,484	4,300
Other assets	282	237

Total assets	$89,240	$86,924

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$29	$28
Accounts payable	3,527	5,514
Accrued compensation	3,756	4,630
Accrued expenses and other liabilities	2,196	2,266
Customer deposits	5,461	5,892
Deferred income tax liability	4,870	4,865

Total current liabilities	19,839	23,195

Capital lease obligations	10	31
Accrued compensation	287	250
Deferred income tax liability	1,255	1,253
Accrued pension liability	248	256
Accrued postretirement benefits	856	828

Total liabilities	22,495	25,813

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value Authorized, 500 shares
Common stock, $.10 par value Authorized, 25,500 shares
Issued, 10,150 and 10,127 shares at December 31 and March 31, 2009, respectively	1,015	1,013
Capital in excess of par value	15,293	14,923
Retained earnings	59,125	53,966
Accumulated other comprehensive loss	(6,132)	(6,460)
Treasury stock (305 and 279 shares at December 31 and March 31, 2009, respectively)	(2,554)	(2,325)
Notes receivable	(2)	(6)

Total stockholders’ equity	66,745	61,111

Total liabilities and stockholders’ equity	$89,240	$86,924

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
Net sales	$12,166	$24,701	$48,412	$76,263
Cost of products sold	8,345	15,339	30,459	44,184

Gross profit	3,821	9,362	17,953	32,079

Other expenses and income:
Selling, general and administrative	2,718	3,567	8,998	11,320
Interest income	(11)	(83)	(44)	(386)
Interest expense	—	1	34	4
Other expense	—	—	96	—

Total other expenses and income	2,707	3,485	9,084	10,938

Income before income taxes	1,114	5,877	8,869	21,141
Provision for income taxes	350	2,087	3,119	7,255

Net income	764	3,790	5,750	13,886
Retained earnings at beginning of period	58,558	46,995	53,966	37,216
Dividends	(197)	(203)	(591)	(557)
Effect of transition to a fiscal year end measurement date for defined benefit pension and other postretirement plan assets and obligations	—	—	—	37

Retained earnings at end of period	$59,125	$50,582	$59,125	$50,582

Per share data:
Basic:
Net income	$.08	$.37	$.58	$1.37

Diluted:
Net income	$.08	$.37	$.58	$1.36

Weighted average common shares outstanding:
Basic:	9,903	10,181	9,897	10,145
Diluted:	9,945	10,211	9,933	10,221

Dividends declared per share	$.02	$.02	$.06	$.055

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
	(Amounts in thousands)
Operating activities:
Net income	$5,750	$13,886

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751	749
Amortization of unrecognized prior service cost and actuarial losses	508	77
Discount accretion on investments	(40)	(371)
Stock-based compensation expense	317	315
Loss on disposal of property, plant and equipment	3	2
Deferred income taxes	(228)	1,178
(Increase) decrease in operating assets:
Accounts receivable	(855)	(3,365)
Unbilled revenue	8,419	208
Inventories	1,027	(222)
Income taxes receivable/payable	629	884
Prepaid expenses and other current and non-current assets	(58)	(358)
Prepaid pension asset	(184)	(3,630)
Increase (decrease) in operating liabilities:
Accounts payable	(1,996)	(1,483)
Accrued compensation, accrued expenses and other current and non-current liabilities	(945)	(531)
Customer deposits	(432)	82
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	57	24

Net cash provided by operating activities	12,723	7,445

Investing activities:
Purchase of property, plant and equipment	(502)	(1,193)
Proceeds from sale of property, plant and equipment	7	1
Purchase of investments	(134,673)	(102,550)
Redemption of investments at maturity	124,710	96,450

Net cash used by investing activities	(10,458)	(7,292)

Financing activities:
Proceeds from issuance of long-term debt	821	2,450
Principal repayments on long-term debt	(841)	(2,471)
Issuance of common stock	34	695
Dividends paid	(591)	(557)
Purchase of treasury stock	(229)	(14)
Excess tax deduction on stock awards	21	1,696
Other	4	4

Net cash (used) provided by financing activities	(781)	1,803

Effect of exchange rate changes on cash	4	161

Net increase in cash and cash equivalents	1,488	2,117
Cash and cash equivalents at beginning of period	5,150	2,112

Cash and cash equivalents at end of period	$6,638	$4,229

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include one wholly-owned foreign subsidiary located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2009 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2009. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“fiscal 2009”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements. The Company evaluated subsequent events through February 2, 2010, when the financial statements were issued.
     The Company’s results of operations and cash flows for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 (“fiscal 2010”).
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Balance Sheet at March 31, 2009, the line item “Deferred income tax asset” was combined with the line item “Other assets”. In the Condensed Consolidated Statement of Cash Flows, the line item “Purchase of treasury stock” was reported separately from the line item “Other” and the line item “Amortization of unrecognized prior service cost and actuarial losses” was reported separately from the line item “Depreciation and amortization” for the nine months ended December 31, 2008.
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
     At March 31, 2009, the Company’s backlog included five orders with a value of $4,443 that had been placed on hold (i.e., suspended) pending further customer evaluation. During the nine months ended December 31, 2009, one order valued at $519 was cancelled, one order valued at $235 was returned to active status and an additional order valued at $3,298 was placed on hold (suspended) by a customer. At December 31, 2009, four orders valued at an aggregate of $6,987 and included in backlog remained on hold (i.e., suspended).
NOTE 3 — INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2009 are scheduled to mature between January 14, 2010 and May 27, 2010.
NOTE 4 — INVENTORIES:
     Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Condensed Consolidated Balance Sheets. Unbilled revenue in the Condensed Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for on the percentage-of-completion method. For contracts accounted for on the percentage-of—completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Condensed Consolidated Balance Sheets.

     Major classifications of inventories are as follows:

	December 31,	March 31,
	2009	2009
Raw materials and supplies	$1,871	$1,929
Work in process	3,281	4,664
Finished products	697	695

	5,849	7,288

Less — progress payments	2,211	2,623

Total	$3,638	$4,665

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
     There were no stock option awards granted in the three months ended December 31, 2009 and 2008. Stock option awards of 24 and 18 were granted in the nine months ended December 31, 2009 and 2008, respectively. Stock option awards granted in the fiscal 2010 nine-month period vest 33 1/3% per year over a three-year term. Stock option awards granted in the fiscal 2009 nine-month period vest 25% per year over a four-year term. All stock options have a term of ten years from their grant date.
     There were no restricted stock awards in the three months ended December 31, 2009 and 2008. Restricted stock awards granted in the nine-month periods ended December 31, 2009 and 2008 were 15 and 4, respectively. Restricted stock awards granted to officers in fiscal 2010 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date, and restricted stock awards granted to directors in the fiscal 2010 nine-month period vest 100% on the first anniversary of the grant date. Restricted stock awards granted in the fiscal 2009 nine-month period vest over a four-year term as follows: (i) 10% on the first anniversary of the grant date; (ii) 20% on the second anniversary of the grant date; (iii) 30% on the third anniversary of the grant date; and (iv) 40% on the fourth anniversary of the grant date.
     During the three and nine months ended December 31, 2009, the Company recognized stock-based compensation costs of $119 and $317, respectively. The income tax benefit recognized related to stock-based compensation was $41 and $110 for the three and nine months ended December 31, 2009, respectively. During the three and nine months ended December 31, 2008, the Company recognized stock-based compensation costs of $57 and $315, respectively. The income tax benefit recognized related to stock-based compensation for the three and nine months ended December 31, 2008 was $20 and $112, respectively.

     The weighted average fair value of stock options granted in the nine months ended December 31, 2009 and 2008 was $8.57 and $16.57, respectively. The fair value of each stock option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended
	December 31,
	2009	2008
Expected life	3 years	5 years
Expected volatility	99.04%	61.80%
Risk-free interest rate	1.52%	3.22%
Expected dividend yield	.36%	.28%
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
     The fair value of a restricted share is equal to the market value of a share of the Company’s stock on the date of grant. The weighted average fair value of the restricted shares granted in the nine months ended December 31, 2009 and 2008 was $15.22 and $30.88, respectively.
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
     Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period, up to $3.20 per unit, or the stock price at the date of grant. The cost of share equivalent units earned and charged to pre-tax income under the Plan was $8 and $10 in the three-month periods ended December 31, 2009 and 2008, respectively, and $23 and $30 in the nine-month periods ended December 31, 2009 and 2008, respectively. There were 58 and 54 share equivalent units in the Plan at December 31, 2009 and 2008, respectively, and the related liability recorded was $287 and $250 at December 31, 2009 and March 31, 2009, respectively. The expense to mark to market the share equivalent units was $5 and $23 in the three-month periods ended December 31, 2009 and 2008, respectively. The expense (income) to mark to market the share equivalent units was $11 and $(23) in the nine months ended December 31, 2009 and 2008, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic income per share

Numerator:
Net income	$764	$3,790	$5,750	$13,886

Denominator:
Weighted common shares outstanding	9,845	10,126	9,840	10,083
Share equivalent units (“SEUs”)	58	55	57	62

Weighted average common shares and SEUs	—	—	—	—
	9,903	10,181	9,897	10,145

Basic income per share	$.08	$.37	$.58	$1.37

Diluted income per share

Numerator:
Net income	$764	$3,790	$5,750	$13,886

Denominator:
Weighted average shares and SEUs outstanding	9,903	10,181	9,897	10,145
Stock options outstanding	40	30	34	76
Contingently issuable SEUs	2	—	2	—

Weighted average common and potential common shares outstanding	9,945	10,211	9,933	10,221

Diluted income per share	$.08	$.37	$.58	$1.36

     Options to purchase a total of 17 and 18 shares of common stock were outstanding at December, 31, 2009 and 2008, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at beginning of period	$279	$357	$366	$441
Expense (income) for product warranties	44	70	(30)	134
Product warranty claims paid	(75)	(55)	(88)	(203)

Balance at end of period	$248	$372	$248	$372

     The income of $30 for product warranties in the nine months ended December 31, 2009 resulted from the reversal of provisions made that were no longer required due to lower claims experience.
     The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.
NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $2 and $4 for the nine months ended December 31, 2009 and 2008, respectively. In addition, income taxes paid for the nine months ended December 31, 2009 were $2,697, which was net of a $3,426 refund. For the nine months ended December 31, 2008, income taxes paid were $3,498.
     During the nine months ended December 31, 2009 and 2008, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.
     At December 31, 2009 and 2008, there were $7 and $73 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows. In addition, during the nine months ended December 31, 2008, capital expenditures totaling $31 were financed through the issuance of capital leases.
     Non-cash activities during the nine months ended December 31, 2008 included a reclassification from “Capital in excess of par value” to “Common stock” for $506, which represents the par value of the additional shares issued to effect the two-for-one stock split effected in the form of a stock dividend. Non-cash activities during the nine months ended December 31, 2008 also included $543, net of income tax, in pension and other postretirement benefit adjustments required to transition to a fiscal year-end measurement date for plan assets and benefit obligations.

NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$764	$3,790	$5,750	$13,886

Other comprehensive income:
Foreign currency translation adjustment	—	10	3	151
Defined benefit pension and other postretirement plans	108	30	325	(494)

Total comprehensive income	$872	$3,830	$6,078	$13,543

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods and the effect of the Company’s transition to a fiscal year end measurement date for plan assets and benefit obligations. For more information, see Note 14.
NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost	$79	$75	$237	$300
Interest cost	324	327	973	945
Expected return on assets	(465)	(457)	(1,394)	(1,375)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	205	81	614	181

Net pension cost	$144	$27	$433	$54

     The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2009 and does not expect to make any contributions to the plan for the balance of fiscal 2010.

     The components of the postretirement benefit income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	16	15	46	45
Amortization of prior service cost	(41)	(41)	(124)	(124)
Amortization of actuarial loss	5	5	16	17

Net postretirement benefit income	$(20)	$(21)	$(62)	$(62)

     The Company paid benefits of $18 related to its postretirement benefit plan during the nine months ended December 31, 2009. The Company expects to pay benefits of approximately $104 for the balance of fiscal 2010.
NOTE 11 —COMMITMENTS AND CONTINGENCIES:
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
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At December 31, 2009, other than noted above, management was unaware of any other material litigation matters.
NOTE 12 — INCOME TAXES:
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination by the United States Internal Revenue Service (the “IRS”) for tax years 2006 through 2009 and tax years 2006 through 2008 are currently under examination. During the second quarter of fiscal 2010, the IRS agent conducting the examination sent the Company a notification of a possible adjustment to these years, and the Company and such IRS agent engaged in discussions. The adjustment relates to the Company’s claimed research and development tax credit. Although the Company believes its tax position is correct and will continue to vigorously defend its position, a liability for unrecognized tax benefits related to this tax position of $445 was recorded during the second quarter of fiscal 2010, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time. The Company is subject to examination in state and international tax jurisdictions for tax years 2005 through 2009 and tax years 2006 through 2009, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no other unrecognized tax benefits as of December 31, 2009. During the nine months ended December 31, 2009 and 2008, the Company recorded $32 and $0, respectively, for interest and penalties related to its uncertain tax position. During the three months ended December 31, 2009 and 2008, no amounts were recorded for interest and penalties related to its uncertain tax position.
NOTE 13 — OTHER EXPENSE:
     In September 2009, the Company’s workforce was reduced by eliminating several staff positions in an effort to reduce costs. As a result, a restructuring charge of $96 was recognized in the second quarter, which included severance and related employee benefit costs. This charge is included in the caption “Other Expense” in the Consolidated Statement of Operations for the nine months ended December 31, 2009.
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

	Before		After
	Remeasurement of		Remeasurement
	Plan Assets and		of Plan Assets and
Balance Sheet Caption	Obligations	Adjustments	Obligations
Prepaid pension asset	$4,186	$(801)	$3,385
Long-term deferred income tax liability	$(315)	$260	$(55)
Accrued postretirement benefits	$(949)	$35	$(914)
Accumulated other comprehensive loss	$1,820	$543	$2,363
Retained earnings	$(37,216)	$(37)	$(37,253)
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
(Dollar amounts in thousands, except per share data)
Overview
     We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers. Our equipment is used in critical applications in the petrochemical, oil refinery and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in alternative energy applications, including ethanol, biodiesel and coal and gas-to-liquids and other applications, and other diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, heating, ventilating and air conditioning.
     Our corporate offices and production facilities are located in Batavia, New York. We also have a wholly-owned foreign subsidiary located in Suzhou, China. Our subsidiary in China supports sales orders from Asia and provides engineering support and supervision of subcontracted fabrication.
Highlights
     Our current fiscal year ends March 31, 2010 (“fiscal 2010”). Highlights for the three and nine months ended December 31, 2009 include:
•	Net income and income per diluted share for the third quarter of fiscal 2010 were $764 and $0.08, respectively, compared with net income of $3,790 and income per diluted share of $0.37 for the third quarter of our year ended March 31, 2009 (“fiscal 2009”). Net income and income per diluted share for the first nine months of fiscal 2010 were $5,750 and $0.58, respectively, compared with net income of $13,886 and income per diluted share of $1.36 for the first nine months of fiscal 2009.

•	Net sales for the third quarter of fiscal 2010 were $12,166, down 51% compared with $24,701 for the third quarter of fiscal 2009. Net sales for the first nine months of fiscal 2010 were $48,412, down 37% compared with net sales of $76,263 for the first nine months of fiscal 2009.

•	Orders booked in the third quarter of fiscal 2010 were $51,644, up 538% compared with the third quarter of fiscal 2009, when orders were $8,098. Orders booked in the first nine months of fiscal 2010 were $90,049, up 69% compared with orders booked of $53,349 in the first nine months of fiscal 2009. The order level in the third quarter of fiscal 2010 includes a large order (in excess of $25,000) with Northrop Grumman Corporation to provide surface condensers for a U.S. Navy aircraft carrier, which is expected to begin to be converted to sales beginning with our fiscal year ending March 31, 2012 (“fiscal 2012”) and continuing into fiscal years ending March 31, 2013 (“fiscal 2013”) and 2014 (“fiscal 2014”).

•	Backlog increased to $89,769 at December 31, 2009, representing a 78% increase compared with September 30, 2009, when our backlog was $50,469. We believe 50% of current backlog will convert to sales over the next 12 months. Normally, 85-90% of the backlog is expected to convert to sales within the next 12 months.

•	Gross profit margin for the three and nine-month period ended December 31, 2009 was 31% and 37%, respectively, compared with 38% and 42%, respectively, for the three and nine-month periods ended December 31, 2008.

•	Cash and short-term investments at December 31, 2009 were $57,700 compared with $46,209 at March 31, 2009.
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
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2009. Forward-looking statements may also include, but are not limited to, statements about:
•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation;

•	our acquisition strategy; and

•	our ability to increase our productivity and capacity.
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
Fiscal 2010 and the Near-Term Market Conditions
     We believe that the downturn in the global economy which commenced in the fall of 2007 led to reduced demand for petroleum-based products, which in turn led our customers to defer investment in major capital projects. We also believe that we are beginning to see some positive signs that international customers are once again examining investments in major capital projects.

     In addition, we believe that the significant increase in construction costs, including raw material costs, which had occurred over the four-to-five-year period prior to the recent downturn, also led to delays in new commitments by our customers as they began to anticipate construction costs to decline (following recent decreases in commodity costs).
     Currently, near-term demand trends that we believe are affecting our customers’ investments include:
•	Middle East demand for oil and its by-products continue to increase and has begun to drive renewed investment activity. We believe that such renewed activity is exemplified by the re-starting of projects in both the petrochemical and refining industries, such as the Jubail and Yanbu refinery projects (as construction costs for these projects have reportedly been reduced by 20%).

•	Asia, specifically China, has been experiencing renewed demand in calendar year 2009, following calendar year 2008 reductions in demand. In turn, this renewed demand is driving new investment in petrochemical and refining projects.

•	South America, specifically Brazil, Venezuela and Columbia, is seeing increased refining and petrochemical investments that are driven by increased local demand.

•	A shift away from the U.S. refining market driven by lower demand, lower refinery utilization and uncertainty around U.S. energy policy (and the impact that any changes to energy policy may have on production costs).

•	Delays in North American oil sands investments due to construction costs and uncertainty around U.S. energy policy (and the impact that any changes to energy policy may have on production costs). However, we believe that recent investments in extraction projects in Alberta suggest that downstream investments might increase in 24-36 months.
     The consequences of these near-term trends are expected to continue to put pressure on gross margins, as the U.S. refining market has historically provided higher margins than certain international markets and will likely result in continued volatility in our order pattern. For the next several quarters, we expect to see smaller value projects (compared with recent years) which will require more orders for us to achieve a similar revenue level.
     We continue to expect our new order levels to remain volatile, resulting in both good and weak quarters. For example, the past five quarters saw new order levels of $8,098, $20,524, $8,838, $29,567, and $51,644, sequentially. We believe that looking at our order level in one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period provides a better measure of our business.

Shift Back to International Growth Expected to Drive Next Industry Cycle
     Over the long-term, we expect our customers’ markets to regain their historical strength and, while remaining cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:
     Demand Trends
•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in developing countries. This is expected to offset estimated flat to slightly declining demand in North America and Europe.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia.

•	Increased development of geothermal electrical power plants in certain regions is expected to meet projected growth in demand for electrical power.

•	Increased global regulations over the refining and petrochemical industries are expected to continue to drive requirements for capital investments.
     Impact of Demand Trends
•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased new power investments are expected in Asia and South America to meet projected consumer demand increases.

•	Global oil refining capacity needs are projected to increase, which are expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Long-term growth potential is believed to exist in emerging energy market opportunities, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.
     We believe that all of the above factors offer long-term growth opportunity for us as major project work will be necessary to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.
     Emerging markets require petroleum-based products. These markets are expected to continue to grow at rates faster than the U.S. Therefore, we expect international opportunities will be more plentiful relative to domestic projects. Our domestic sales as a percentage of aggregate product sales increased over the past three fiscal years from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009. The economic strength of the U.S., especially the U.S. refining market, drove this trend. For the third quarter and first nine months of fiscal 2010, domestic sales had decreased to 42% and 48% of total sales, respectively. Our order rates for the nine months ended December 31 2009 were 52% domestic and 48% international. However, the domestic order level was heavily impacted by the large order from Northrop Grumman for the U.S. Navy. If we exclude this large project, the international order percentage would have exceeded 66%. As we look at the remainder of fiscal 2010 and beyond, we believe international sales over the next few years will likely surpass domestic sales.

Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales	$12,166	$24,701	$48,412	$76,263
Net income	$764	$3,790	$5,750	$13,886
Diluted income per share	$0.08	$0.37	$0.58	$1.36
Total assets	$89,240	$85,621	$89,240	$85,621
The Third Quarter and First Nine Months of Fiscal 2010 Compared With the Third Quarter and First Nine Months of Fiscal 2009
     Sales for the third quarter of fiscal 2010 were $12,166, a 51% decrease as compared with sales of $24,701 for the third quarter of fiscal 2009. The decrease in the current quarter’s sales was due to lower sales in all product lines, except aftermarket, which resulted from deferred investments by our customers in major capital projects as a result of the global economic downturn, which commenced in the fall of 2007. International sales accounted for 58% and 42% of total sales for the third quarter of fiscal 2010 and fiscal 2009, respectively. International sales year-over-year decreased $3,261, or 32%. International sales decreased in all markets, except Africa, which increased $1,190. The markets with the largest dollar decreases were Canada, off $1,517, Middle East, off $996, and South America, off $692. Domestic sales decreased $9,273, or 65% in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009.
     Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. We believe the shift back toward a higher international sales mix will continue for the remainder of fiscal 2010 and fiscal 2011. Sales in the third quarter of fiscal 2010 were 36% to the refining industry, 44% to the chemical and petrochemical industries and 20% to other industrial applications, including electrical power. Sales in the third quarter of fiscal 2009 were 46% to the refining industry, 27% to the chemical and petrochemical industries and 27% to other industrial applications, including electrical power.
     Sales for the first nine months of fiscal 2010 were $48,412, a 37% decrease as compared with sales of $76,263 for the first nine months of fiscal 2009. The decrease was due to lower sales in all product lines, which resulted from deferred investments by our customers in major capital projects as a result of the global economic downturn, which commenced in the fall of 2007. International sales accounted for 52% and 37% of total sales for the first nine months of fiscal 2010 and fiscal 2009, respectively. International sales year-over-year decreased $3,389, or 12%. International sales decreased in all markets, except Asia and Africa, which increased $7,183 and $1,175, respectively. The markets with the largest dollar decreases were Canada, off $4,910, Middle East, off $2,746, Western Europe, off $1,985 and South America, off $1,729. Domestic sales decreased $24,462, or 51%, in the nine months ended December 31, 2009 compared with the nine months ended December 31, 2008. Sales in the first nine months of fiscal 2010 were 43% to the refining industry, 32% to the chemical and petrochemical industries and 25% to other industrial applications, including electrical power. Sales in the first nine months of fiscal 2009 were 48% to the refining industry, 24% to the chemical and petrochemical industries and 28% to other industrial applications, including electrical power. For additional information on anticipated future sales and our markets, see “Orders and Backlog” below.
     Our gross profit margin for the third quarter of fiscal 2010 was 31% compared with 38% for the third quarter of fiscal 2009. Gross profit dollars for the third quarter of fiscal 2010 decreased 59% compared with fiscal 2009. Gross profit margin and dollars decreased primarily due to a 51% decrease in sales volume (as fixed production costs were spread across fewer sales dollars).
     Our gross profit margin for the first nine months of fiscal 2010 was 37% compared with 42% for the first nine months of fiscal 2009. Gross profit dollars for the first nine months of fiscal 2010 decreased 44% compared with the first nine months of fiscal 2009. Gross profit margin and dollars decreased primarily due to a 37% decrease in sales volume (as fixed production costs were spread across fewer sales dollars) as well as a change in product mix.
     Selling, general and administrative (“SG&A”) expense as a percent of sales for the three and nine-month periods ended December 31, 2009 was 22% and 19%, respectively. This compared with 14% and 15%, respectively, for the same periods ended December 31, 2008. Actual costs in the three and nine-month periods ended December 31, 2009 decreased $849, or 24%, and $2,322, or 21%, respectively, compared with the same periods of the prior year. Lower SG&A expense reflected the restructurings which occurred in the fourth quarter of fiscal 2009 and the second quarter of fiscal 2010 as well as lower variable costs (e.g., sales commissions and variable compensation) related to lower sales and income.
     We incurred a charge of $96 in the nine months ended December 31, 2009 related to restructuring (i.e., severance) costs that we recorded in the second quarter of fiscal 2010 as we reduced expenses to reflect lower sales levels. This restructuring is expected to result in an annualized savings of $1,600 and we achieved a portion of this savings in the third quarter of fiscal 2010.
     Interest income for the three and nine-month periods ended December 31, 2009 was $11 and $44, respectively. This compared with interest income for the same periods of fiscal 2009 of $83 and $386, respectively. The decreased interest income resulted from the dramatic decrease in interest rates, despite having more invested assets.
     In the nine months ended December 31, 2009, we recorded a charge for unrecognized tax benefits (including interest, net of tax benefit) of $467 related to research and development tax credits taken in tax years 2006 through 2009. This charge was recorded in the second quarter of fiscal 2010 and no change to this charge was necessary for the third quarter of fiscal 2010. This is management’s estimate of the Company’s potential exposure related to an ongoing IRS examination of this issue. We believe our tax position is correct and will continue to vigorously defend our position. This charge lowered earnings per share in the first nine months of fiscal 2010 by $0.05 per share.
     Interest expense was $0 and $34 for the three and nine-month periods ended December 31, 2009, respectively, compared with $1 and $4 for the same periods in fiscal 2009. The increase in interest expense for the nine months ended December 31, 2009 was related to the interest associated with the unrecognized tax benefit noted above.

     Our effective tax rate in fiscal 2010, excluding the charge for unrecognized tax benefits noted above, is projected to be between 30% and 31%, which represents the tax rate used to reflect income tax expense in the first nine months of fiscal 2010. The actual effective tax rate for fiscal 2009 was 35%. The decrease was due to a lower level of pre-tax income relative to our allowable level of tax deductions.
     Net income for the three and nine months ended December 31, 2009 was $764 and $5,750, respectively, compared with $3,790 and $13,886, respectively, for the same periods in fiscal 2009. Income per diluted share in fiscal 2010 was $0.08 and $0.58 for the three and nine month periods, compared with $0.37 and $1.36 for the same periods of fiscal 2009.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements and the notes thereto contained in Part I, Item I of this Quarterly Report on Form 10-Q:

	December 31,	March 31,
	2009	2009
Cash and investments	$57,700	$46,209
Working capital	55,233	49,547
Working capital ratio(1)	3.8	3.1
Long-term debt (capital leases)	$10	$31
Long-term debt/capitalization(2)	0%	0%
Long-term liabilities/capitalization(3)	4.0%	4.1%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash generated by operating activities for the first nine months of fiscal 2010 was $12,723, compared with $7,445 for the first nine months of fiscal 2009. The increase resulted from improved working capital (primarily accounts receivable, unbilled revenue, and inventories), offset by lower net income and deferred taxes. In addition, in fiscal 2009, a pension contribution was made in the first nine months of the year. Based on the current funding status of our pension plan, no contribution is currently planned in fiscal 2010.
     We invest net cash generated from operations in excess of cash held for near-term needs in marketable securities. Investments are United States government instruments, generally with maturity periods of greater than three months and less than one year. Investments at December 31, 2009 and March 31, 2009 were $51,062 and $41,059, respectively.
     Other significant non-operating sources of cash for the first nine months of fiscal 2010 included the issuance of common stock to cover stock options exercised, which raised $34, as compared with $695 in the first nine months of fiscal 2009. We recognized a $21 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense during the first nine months of fiscal 2010. This compared with $1,696 for the first nine months of fiscal 2009. In the current fiscal year, $229 was used to repurchase 26 shares of stock as part of our previously disclosed stock repurchase program. All of these share repurchases occurred in the first quarter of fiscal 2010.
     Dividend payments and capital expenditures in the first nine months of fiscal 2010 were $591 and $502, respectively, compared with $557 and $1,193, respectively, for the first nine months of fiscal 2009.
     Capital expenditures for fiscal 2010 are expected to be approximately $800 to $1,000, with the planned investment expected to be 65% for machinery and equipment, 28% for information technology and 7% for all other items. We estimate 50% of our capital budget in fiscal 2010 will support productivity improvements with the balance primarily used for capitalized maintenance projects.
     Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on December 31, 2009 and March 31, 2009 were $8,842 and $8,759, respectively. We did not otherwise utilize our credit facility at December 31, 2009 or March 31 2009. Our borrowing rate as of December 31, 2009 was Bank of America’s prime rate minus 125 basis points, or 2.00%.
     We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three and nine-month periods ended December 31, 2009 were $51,644 and $90,049, respectively, compared with $8,098 and $53,349 for the same periods in the prior fiscal year. Orders represent communications received from customers requesting us to supply products and services. During the third quarter of fiscal 2010, orders to all major industries increased, compared with the third quarter of fiscal 2009. Refining orders increased $12,276, orders for chemical and petrochemical increased $4,576 and power and other industrial applications increased $26,694. Orders for the first nine months of fiscal 2010 increased in all markets, with the refining market up $16,313, or 82%, petrochemical market up by $444, or 3%, and power and other industrial or commercial applications up 19,943, or 105%.
     Domestic orders were 72%, or $36,981, and international orders were 28%, or $14,663, of total orders in the current quarter compared with the third quarter of fiscal 2009, when domestic orders were 62%, or $5,042, of total orders, and export orders were 38%, or $3,056, of total orders. The Northrop Grumman order for the U.S. Navy heavily impacted the domestic orders. Excluding in this order, the majority of orders in the current quarter would have been international, a pattern seen in the previous three quarters. We believe, subject to order selection, that in the future, some quarters will be heavily weighted toward international orders and other quarters to domestic orders. However, we believe international orders will comprise an increasing percentage of new orders.
     For the first nine months of fiscal 2010, domestic orders were 52%, or $47,078, and international orders were 48%, or $42,971, of total orders compared with the first nine months of fiscal 2009, when domestic orders were 45%, or $23,802, of total orders, and international orders were 55%, or $29,547, of total orders.

     Although domestic orders were higher than international orders in the first nine months of fiscal 2010, the weighting is heavily influenced by the Northrup Grumman order for the U.S. Navy, which will not begin to translate to revenue until fiscal 2012. Excluding this order, international orders were more than 66% of total orders in the first nine months of fiscal 2010.
     Backlog was $89,769 at December 31, 2009, compared with $50,469 at September 30, 2009, a 78% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. We believe 50% of our current backlog will convert to sales in the next 12 months. Normally, 85-90% of orders in backlog are expected to be converted to sales within the subsequent twelve-month period. The large Northrop Grumman order for the U.S. Navy we received in the current quarter is not expected to begin to convert to sales until fiscal 2012 (and will continue to generate revenue through fiscal 2013 and into fiscal 2014). In addition, the Saudi Arabian refinery orders we received in the second and third quarters are not expected to begin to convert to sales until the middle of our fiscal 2011. These projects are the primary cause for such deviation from our historical backlog conversion. At December 31, 2009, approximately 40% of our backlog was attributable to equipment for refinery project work, 20% to chemical and petrochemical projects, and 40% to power and other industrial or commercial applications. At December 31, 2008, approximately 45% of our backlog was attributed to equipment for refinery project work, 33% to chemical and petrochemical projects, and 22% to power and other industrial or commercial applications.
     During the third quarter of fiscal 2010, no orders were cancelled or put on hold. For the nine months ended December 31, 2009, one order for $519 was cancelled. The aggregate value of orders included in backlog remaining on hold (i.e., suspended) was $6,987 at quarter end.
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
Critical Accounting Policies, Estimates and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for fiscal 2009.
New Accounting Pronouncements
     On April 1, 2008, we were required to transition to a fiscal year end measurement date for the plan assets and benefit obligations of our defined benefit pension and other postretirement plans. We utilized the re-measurement approach which required plan assets and benefit obligations to be re-measured as of the beginning of fiscal 2009. The re-measurement had the effect of reducing our prepaid pension asset by $801, reducing our deferred income tax liability by $260, reducing our stockholders’ equity by $506 and decreasing our accrued postretirement benefits by $35.
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
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of December 31, 2009 or March 31, 2009 other than operating leases.

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
Foreign Currency
     International consolidated sales for the three and nine-month periods ended December 31, 2009 were 58% and 52% of total sales, respectively, compared with 42% and 37% for the same periods of the prior fiscal year. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first nine months of each of fiscal 2010 and fiscal 2009, we had no sales for which we were paid in foreign currencies. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

     We have limited exposure to foreign currency purchases. In the first nine months of fiscal 2010 and 2009, our purchases in foreign currencies represented 1% and 3%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2009 and March 31, 2009, we held no forward foreign currency contracts.
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
Project Cancellation and Project Continuation Risk
     Recent economic conditions have led to a higher likelihood of project cancellation by our customers. We had one project for $519 cancelled in the second quarter of fiscal 2010. There were no projects cancelled or put on hold in the third quarter of fiscal 2010. In fiscal 2009, three projects were cancelled, totaling $3,295. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.
     Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 4.	Controls and Procedures
Conclusion regarding the effectiveness of disclosure controls and procedures
     Our President and Chief Executive Officer (principal executive officer) and Vice President - Finance & Administration and Chief Financial Officer (principal accounting officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.
Changes in internal control over financial reporting
     There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
December 31, 2009
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
Date: February 3, 2010

INDEX OF EXHIBITS
(31) Rule 13a-14(a)/15d-14(a) Certifications
          31.1 Certification of Principal Executive Officer
          31.2 Certification of Principal Financial Officer
(32) Section 1350 Certifications
          32.1 Section 1350 Certifications