Form 10-K
period 2010-03-31
GRAHAM CORP
filed 2010-05-25
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $143,920,692. The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2009, as reported on the NYSE Amex exchange. For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 21, 2010, the registrant had outstanding 9,850,277 shares of common stock, $.10 par value, and 9,850,277 preferred stock purchase rights.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2010 Annual Meeting of Stockholders to be held on July 29, 2010, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION
Annual Report on Form 10-K
Year Ended March 31, 2010

Note:	Portions of the registrant’s definitive Proxy Statement, to be issued in connection with the registrant’s 2010 Annual Meeting of Stockholders to be held on July 29, 2010, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data).

Item 1.	Business

Graham Corporation (“Graham,” the “Company,” “we,” “us” or “our”) designs, manufactures and sells custom-built vacuum and heat transfer equipment to customers worldwide. Our products include steam jet ejector vacuum systems, surface condensers for steam turbines, vacuum pumps and compressors, various types of heat exchangers, including helical coil heat exchangers marketed under the Heliflow® name, and plate and frame heat exchangers. Our products produce a vacuum, condense steam or transfer heat, or perform a combination of these tasks. Our products are available in a variety of metals and non-metallic corrosion resistant materials.

Our products are used in a wide range of industrial process applications, including:

•	petroleum refineries;

•	chemical and petrochemical plants;

•	fertilizer plants;

•	power generation facilities, such as fossil fuel, nuclear, cogeneration and geothermal power plants;

•	alternative energy;

•	pharmaceutical plants;

•	plastics plants;

•	liquefied natural gas production facilities;

•	soap manufacturing plants;

•	air conditioning systems;

•	propulsion systems for nuclear aircraft carriers;

•	food processing plants; and

•	other process industries.

Our Customers and Markets

Our principal customers are in the chemical, petrochemical, petroleum refining and power generating industries, and can be end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and/or the original equipment manufacturers, who combine our products with their equipment prior to its sale to end users.

Our products are sold by a team of sales engineers we employ directly and independent sales representatives located worldwide. No part of our business is dependent on a single customer or a few customers, the loss of which would seriously harm our business, or on contracts or subcontracts that are subject to renegotiation or termination by a governmental agency.

Historically, 40% to 50% percent of our revenue has been generated from foreign sales, and we believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. As a result of the expansion of our presence in Asia, we expect that the Asian market will over time account for an increasing percentage of our revenue. We expect international sales to account for 50% to 60% or more of total revenue over the next few years.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2010, 2009 and 2008, which we refer to as fiscal 2010, fiscal 2009 and fiscal 2008, respectively, is contained in Note 12 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. Our backlog at March 31, 2010 was $94,255 compared with $48,290 at March 31, 2009.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our principal business location is in Batavia, New York. We also maintain a wholly-owned subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in Suzhou, China. As of March 31, 2010, we had 237 full-time employees.

Our Strengths

Our core strengths include the following:

•	We have strong brand recognition. Over the past 74 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that the recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets.

•	We custom engineer and manufacture high quality products and systems that address the particular needs of our customers. With 74 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

•	We have a global presence. Our products are used worldwide, and we have sales representatives located in many countries throughout the world.

•	We have a strong reputation. We believe that we have a solid reputation and strong relationships with our existing customer base, as well as with our key suppliers.

•	We have a strong balance sheet. We maintain significant cash and investments on hand, and no bank debt. Our defined benefit pension plan obligations are fully funded.

•	We have a high quality credit facility. Our credit facility provides us with a $30,000 borrowing capacity.

Our Strategy

Our objective is to capture more market share within the geographies and industries we serve, expand our geographic markets, grow our presence in the energy industry and continually improve our results of operations. Our strategy to accomplish our objective is:

•	Capitalize on the strength of the Graham brand in order to win more business in our traditional markets and enter other markets.

•	Identify and consummate acquisition and organic growth opportunities where we believe our brand strength will provide us with the ability to expand and complement our core business. This includes extending our existing product lines, moving into complementary product lines and expanding our global sales presence in order to further broaden our existing markets and reach additional markets.

•	Invest in people and capital equipment to meet the long-term growth in demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets. Specifically, we intend to strengthen our sales and engineering in Asia and establish manufacturing capabilities where long-term estimates of demand for oil and oil by-products point to continued growth.

•	Deliver highest quality products and solutions that enable our customers to achieve their operating objectives and that differentiate us from our competitors, and which allow us to win new orders based on value.

In order to effectively implement our strategy, we also believe that we must continually work to improve our Company. These efforts include:

•	Investing in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Enhancing our engineering and manufacturing capacities, especially in connection with the design of our products, in order to more quickly respond to existing and future customer demand and to minimize underutilization of capacity.

•	Accelerating our bids on available contracts by implementing front-end bid automation and design processes.

•	Expanding our margins by implementing and expanding upon our operational efficiencies through a flexible manufacturing flow model and other cost efficiencies.

•	Continued focus and success on production error elimination and rework reduction.

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

Seasonality

No material part of our business is seasonal in nature. However, our business is highly cyclical in nature as it depends on the willingness of our customers to invest in major capital projects.

Research and Development Activities

During fiscal 2010, fiscal 2009 and fiscal 2008, we spent $3,824, $3,347 and $3,579, respectively, on research and development activities related to new products and services, or the improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. has accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 55%, 37% and 46% of our revenue in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, resulted from foreign sales. Sales in Asia constituted approximately 33%, 13% and 15% of our revenue in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Sales in the Middle East constituted approximately 10%, 8% and 11% of our revenue in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Our foreign sales and operations are subject to numerous risks, as more particularly discussed under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website (located at www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically. Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

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

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Annual Report on Form 10-K. If any of the events described below or elsewhere in this Annual Report on Form 10-K occur, our business and results of operations could be harmed. Additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

Risks related to our business

The industries in which we operate are cyclical, and downturns in such industries may adversely affect our operating results.

Historically, a substantial portion of our revenue has been derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we believe there will be a long-term expansion of demand for our products in the petrochemical, petroleum refining and power generating industries, during fiscal 2009, we entered a sudden downturn in the demand for our products and services. Historically, previous cyclical downturns have lasted from one to several years. We have no way to predict or control the length or severity of the current downturn. A longer than normal or deeper down cycle could force us to reduce our infrastructure, which would make it difficult for us to quickly recover in the subsequent up cycle. This scenario would require us to rebuild our business and be slower to gain market share back. A sustained deterioration in any of the cyclical industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products nor would they likely have the need to build additional facilities or improve existing facilities.

We serve markets that are capital intensive. The recent volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our operating results. Such volatility and disruption may also negatively impact our ability to access additional financing.

Although we believe that the fundamentals that have driven our growth over the past several years remain essentially unchanged and that our long-term growth prospects remain strong, we also expect that the state of the capital and credit markets has caused a slow-down in spending by our customers as they evaluate the current and future economic impact of such crisis to their project plans. If adverse economic and credit conditions persist or worsen, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could put downward pricing pressure on us. If any of the foregoing occurs, there would be an adverse effect on our results of operations.

Moreover, the state of the capital and credit markets could have an adverse effect on our ability to obtain additional financing on commercially reasonable terms, if at all, should we determine such financing is desirable to expand our business.

The larger markets we serve are the petroleum refining and petrochemical industries which are both cyclical in nature and dependent on the price of oil. As a result, volatility in the price of crude oil may negatively impact our operating results.

Although we believe that the global consumption of crude oil will increase over the course of the next twenty years and a need to continually increase global oil refining capacity, the price of crude oil has been very volatile. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades. During times of significant volatility in the market for crude oil, our customers may refrain from placing orders until the market stabilizes. During such times of high volatility, we could experience decreased revenue from our operations attributable to decreases in the spending levels of our customers.

A large percentage of our sales are in non-U.S. jurisdictions. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2010, approximately 55% of our revenue was from customers located in countries outside of the U.S. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our revenue for the foreseeable future. Moreover, we maintain a subsidiary and have facilities in China. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;

•	political or economic instability in certain countries, especially during the ongoing global economic crisis;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;

•	credit risks;

•	currency fluctuations;

•	tariff and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	shipping products during times of crisis or wars;

•	our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; and

•	other factors inherent in foreign operations.

We are subject to foreign currency fluctuations which may adversely affect our operating results.

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. As such, fluctuations in currency exchange rates, which cause the value of the U.S. dollar to increase, could have an adverse effect on the profitability of our business. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2010, we held no forward foreign currency exchange contracts.

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

The loss of any member of our management team and our inability to make up for such loss with a qualified replacement could harm our business.

Competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management personnel, our business could be harmed.

Our business is highly competitive. If we are unable to successfully implement our business strategy, we risk losing market share to current and future competitors.

Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands. They may also be able to devote greater resources towards the development, promotion and sale of their products than we can. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. In addition, customer buying patterns can change if customers become more price sensitive and accepting of low cost suppliers. If we cannot compete successfully against current or future competitors, our business will be harmed.

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

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

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

When we experience strong demand for our products, our business strategy calls for us to increase manufacturing capacity through outsourcing selected fabrication processes. We could experience difficulty in outsourcing if customers demand that our products be manufactured by us exclusively. Furthermore, our ability to effectively outsource production could be adversely affected by worldwide manufacturing capacity. If we are unable to effectively outsource our production capacity when circumstances warrant, our results of operations could be adversely affected and we might not be able to deliver products to our customers on a timely basis. In addition, outsourcing to complete our products and services can increase the costs associated with such products and services. If we rely too heavily on outsourcing and are not able to increase our own production capacity during times when there is high demand for our products and services, our margins may be negatively effected.

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

If we become subject to product liability claims, our results of operations and financial condition could be adversely affected.

The manufacturing and sale of our products exposes us to potential product liability claims, including those that may arise from failure to meet product specifications, misuse or malfunction of, or design flaws in our products, or use of our products with systems not manufactured or sold by us. For example, our equipment is installed in facilities that operate dangerous processes and the misapplication, improper installation or failure of our equipment may result in exposure to potentially hazardous substances, personal injury or property damage.

Provisions contained in our contracts with customers which attempt to limit our damages may not be enforceable in all instances or may fail to protect us from liability for damages. In addition, we carry liability insurance that we believe is adequate to protect us from product liability claims, however, our insurance may not cover all liabilities. We may not be able to maintain this insurance at a reasonable cost or on reasonable terms, or at all. Any material liability not covered by provisions in our contracts or by insurance could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Chinese commercial law is relatively undeveloped compared with the commercial law in many of our other major markets and limited protection of intellectual property is available in China as a practical matter. Although we take precautions in the operations of our Chinese subsidiary to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers.

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

Provisions of our certificate of incorporation and bylaws, as well as our stockholder rights plan, could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our common stock, that our stockholders might consider to be in their best interests. For example:

•	We could issue shares of preferred stock with terms adverse to our common stock. Under our certificate of incorporation, our Board of Directors is authorized to issue shares of preferred stock and to determine the rights, preferences and privileges of such shares without obtaining any further approval from the holders of our common stock. We could issue shares of preferred stock with voting and conversion rights that adversely affect the voting power of the holders of our common stock, or that have the effect of delaying or preventing a change in control of our company.

•	We maintain a stockholder rights, or “poison pill,” plan. Our stockholder rights plan has the effect of discouraging any person or group that wishes to acquire 15% or more of our common stock from doing so without obtaining our agreement because such acquisition would cause such person or group to suffer substantial dilution. Such plan may have the effect of discouraging a change in control transaction that our stockholders would otherwise consider to be in their best interests. This plan expires on September 11, 2010.

•	Only a minority of our directors may be elected in a given year. Our bylaws provide for a classified Board of Directors, with only approximately one-third of our Board elected each year. This provision makes it more difficult to effect a change of control because at least two annual stockholder meetings are necessary to replace a majority of our directors.

•	Our bylaws contain advance notice requirements. Our bylaws also provide that any stockholder who wishes to bring business before an annual meeting of our stockholders or to nominate candidates for election as directors at an annual meeting of our stockholders must deliver advance notice of their proposals to us before the meeting. Such advance notice provisions may have the effect of making it more difficult to introduce business at stockholder meetings or nominate candidates for election as director.

•	Our certificate of incorporation requires supermajority voting to approve a change of control transaction. Seventy-five percent of our outstanding shares entitled to vote are required to approve any merger, consolidation, sale of all or substantially all of our assets and similar transactions if the other party to such transaction owns 5% or more of our shares entitled to vote. In addition, a majority of the shares entitled to vote not owned by such 5% or greater stockholder are also required to approve any such transaction.

•	Amendments to our certificate of incorporation require supermajority voting. Our certificate of incorporation contains provisions that make its amendment require the affirmative vote of both 75% of our outstanding shares entitled to vote and a majority of the shares entitled to vote not owned by any person who may hold 50% or more of our shares unless the proposed amendment was previously recommended to our stockholders by an affirmative vote of 75% of our Board. This provision makes it more difficult to implement a change to our certificate of incorporation that stockholders might otherwise consider to be in their best interests without approval of our Board.

•	Amendments to our bylaws require supermajority voting. Although our Board of Directors is permitted to amend our bylaws at any time, our stockholders may only amend our bylaws upon the affirmative vote of both 75% of our outstanding shares entitled to vote and a majority of the shares entitled to vote not owned by any person who owns 50% or more of our shares. This provision makes it more difficult for our stockholders to implement a change they may consider to be in their best interests without approval of our Board.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our management team and substantially all of our engineering and research and development operations are based in our corporate headquarters. Our manufacturing facilities, also located in Batavia, consist of approximately 33 acres and contain about 216,000 square feet in several connected buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development.

Additionally, we lease a U.S. sales office in Houston and our Chinese subsidiary leases a sales and engineering office in Suzhou, China.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

Item 3.	Legal Proceedings

The information required by this Item 3 is contained in Note 15 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	(Removed and Reserved)

PART II

(Amounts in thousands, except per share data)

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE Amex exchange under the symbol “GHM”. As of May 21, 2010, there were 9,850 shares of our common stock outstanding that were held by approximately 151 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the NYSE Amex. The table and the disclosure below takes into account the effect of our two-for-one stock split in the nature of a dividend, which became effective October 6, 2008.

	High	Low

Fiscal year 2010
First quarter	$16.12	$8.70
Second quarter	15.67	10.52
Third quarter	21.84	13.37
Fourth quarter	21.58	14.63
Fiscal year 2009
First quarter	$38.25	$17.50
Second quarter	54.91	21.25
Third quarter	27.36	6.85
Fourth quarter	13.89	7.16

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Dividends declared per share by our Board of Directors for each of the four quarters of fiscal 2010 were $.02 and for the first, second, third and fourth quarters of fiscal 2009 were $.015, $.02, $.02 and $.02, respectively. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

The senior credit facility to which we are a party contains provisions pertaining to the maintenance of a minimum total liabilities to tangible net worth ratio as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The facility also limits the payment of dividends to stockholders to $1,200 per year.

On January 29, 2009, our Board of Directors authorized a stock repurchase program, which expired on July 29, 2009. On July 30, 2009, the stock repurchase program was extended by our Board of Directors through July 30, 2010. Under the stock repurchase program, up to 1,000 shares of our common stock are permitted to be repurchased by us from time to time either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of the expiration of the program on July 30, 2010, when all 1,000 shares have been repurchased or when our Board of Directors terminates the program. Cash on hand has been used to fund all stock repurchases under the program.

Item 6.	Selected Financial Data

	GRAHAM CORPORATION — FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(For Fiscal Years Ended March 31)	2010	2009	2008(1)	2007(1)	2006(1)
	(Amounts in thousands, except per share data)

Operations:
Net sales	$62,189	$101,111	$86,428	$65,822	$55,208
Gross profit	22,231	41,712	34,162	16,819	15,959
Gross profit percentage	35.7%	41.3%	39.5%	25.6%	28.9%
Income from continuing operations	6,361	17,467	15,034	5,761	3,586
Dividends	788	754	493	387	367
Common stock:
Basic earnings from continuing operations per share	$.64	$1.72	$1.52	$.59	$.39
Diluted earnings from continuing operations per share	.64	1.71	1.49	.58	.38
Stockholders’ equity per share	7.01	6.21	4.86	3.15	2.83
Dividends declared per share	.08	.075	.05	.04	.04
Market price range of common stock
High	21.84	54.91	30.48	9.20	10.40
Low	8.70	6.85	6.30	5.02	3.31
Average common shares outstanding — diluted	9,937	10,195	10,085	9,850	9,336
Financial data at March 31:
Cash and cash equivalents and investments	$74,590	$46,209	$36,793	$15,051	$10,988
Working capital	56,704	49,547	36,998	20,119	16,779
Capital expenditures	1,003	1,492	1,027	1,637	1,048
Depreciation	1,107	977	862	874	775
Total assets	108,979	86,924	70,711	48,878	40,556
Long-term debt, including capital lease obligations	144	31	36	56	30
Stockholders’ equity	69,074	61,111	48,536	30,654	27,107

(1)	Per share data has been adjusted to reflect the following stock splits: a two-for-one stock split declared on July 31, 2008; a five-for-four stock split declared on October 26, 2007; and a two-for-one stock split declared on July 28, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our corporate offices and production facilities are located in Batavia, New York. We also have a wholly-owned foreign subsidiary located in Suzhou, China which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.

Highlights

Highlights for our fiscal year ended March 31, 2010, which we refer to as fiscal 2010, include:

•	Net income and income per diluted share for fiscal 2010, were $6,361 and $0.64 compared with net income and income per diluted share of $17,467 and $1.71 for fiscal year ended March 31, 2009, which we refer to as fiscal 2009.

•	Net sales for fiscal 2010 of $62,189 were down 38% compared with $101,111 for fiscal 2009.

•	Orders placed in fiscal 2010 of $108,317 were up 47% compared with fiscal 2009, when orders were $73,874. Fiscal 2010 orders set a record high.

•	Backlog on March 31, 2010 of $94,255 was up 95% from backlog of $48,290 on March 31, 2009. Backlog on March 31, 2010 set a record high.

•	Gross profit and operating margins for fiscal 2010 were 35.7% and 16.2% compared with 41.3% and 26.0%, respectively, for fiscal 2009.

•	Cash and short-term investments at March 31, 2010 were $74,590 compared with $46,209 as of March 31, 2009, up 61%. Cash and investments on hand at March 31, 2010 set a record high. Our cash and short-term investments position includes a significant increase in customer advances, as certain key customers negotiated these pre-payments to lower project costs.

•	At fiscal year end, we had a solid balance sheet that was free of bank debt and that provided financial flexibility.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K. Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation;

•	our acquisition strategy; and

•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

Fiscal 2011 and the Near-Term Market Conditions

The downturn in the global economy which commenced in the fall of 2007 led to reduced demand for petroleum-based products, which in turn led our customers to defer investment in major capital projects. We believe that we are beginning to see some positive signs that international customers are once again examining investments in major capital projects.

In addition, we believe that the significant increase in construction costs, including raw material costs, which had occurred over the four-to-five-year period prior to the recent downturn, also led to delays in new commitments by our customers. The increase in costs resulted in the economics of projects becoming less feasible, which we believe caused our customers to choose to wait until costs declined, as they have recently.

Currently, near-term demand trends that we believe are affecting our customers’ investments include:

•	As the world recovers slowly from the global recession, many emerging economies continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more refined petroleum products. Although uncertainty in the capital markets continues, there has been some improved access to capital, which has resulted in certain previously stalled projects being released.

•	The expansion of the Middle Eastern economies and the continued growth in demand for oil and refined products has renewed investment activity in that area. We believe that such renewed activity is exemplified by the re-starting of projects in both the petrochemical and refining industries, such as the Jubail and Yanbu export refinery projects in Saudi Arabia (as construction costs for these projects have reportedly been reduced by 20%).

•	Asia, specifically China, has been experiencing renewed demand for refined petroleum products such as gasoline in calendar year 2009 and thus far in 2010, following reductions in demand during calendar year 2008 as economic uncertainty stymied growth. This renewed demand is driving increased investment in petrochemical and refining projects.

•	South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by their continually expanding economies and increased local demand for gasoline and other products that are made from oil as the feedstock.

•	The U.S. refining market has declined and refinery utilization has fallen as demand declined from conservation efforts, economic weakness, and uncertainty around U.S. energy policy and its potential impact on production costs. As a result, there have been fewer investment dollars in capital projects for refineries in the U.S. This is expected to continue for the next few years.

•	Investments in North American oil sands have been delayed as a result of construction costs and uncertainty around U.S. energy policy (and the potential impact that changes to the energy policy may have on production costs which has impacted project economics and risk). Recently however, there have been investments in extraction projects in Alberta and foreign investment in Alberta which suggest that downstream investments that involve our equipment might increase in the next two to three years.

We expect that the consequences of these near-term trends will be more pressure on our gross margins, as the U.S. refining market has historically provided higher margins than certain international markets. Because of continued global economic uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. For the next several quarters, we expect to see smaller value projects than what we had seen during the last expansion cycle. This will require more orders for us to achieve a similar revenue level.

We continue to expect our new order levels to remain volatile, resulting in both strong and weak quarters. For example, sequentially the past four quarters had new order levels of $8,838, $29,567, $51,644, and $18,268, in the first, second, third and fourth quarters of fiscal 2010, respectively. We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period provides a better measure of our business.

Shift Back to International Growth Expected to Drive Next Industry Cycle

Over the long-term, we expect our customers’ markets to regain their strength and, while remaining cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:

Demand Trends

•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia.

•	Increased development of geothermal electrical power plants in certain regions is expected to meet projected growth in demand for electrical power.

•	Increased global regulations over the refining and petrochemical industries are expected to continue to drive requirements for capital investments.

•	Increased demand is expected from the nuclear power generation industry and government contractors.

Impact of Demand Trends

•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased investments in new power projects are expected in Asia and South America to meet projected consumer demand increases.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Long-term growth potential is believed to exist in alternative energy markets, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.

We believe that all of the above factors offer us long-term growth opportunity to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.

Emerging markets require petroleum-based products. These markets are expected to continue to grow at rates faster than the U.S. Therefore, we expect international opportunities will be more plentiful relative to domestic projects. Our domestic sales as a percentage of aggregate product sales, which had increased over the prior three fiscal years from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009, decreased to 45% in fiscal 2010. The economic recovery, which we believe has partly begun in the international markets, will likely provide greater opportunities than the domestic market in the near term. Our order rates for fiscal 2010 were 50% domestic and 50% international. However, the domestic order level was heavily impacted by a large order (in excess of $25,000) from Northrop Grumman to supply surface condensers for the U.S. Navy. If we exclude this project, the international order percentage would have exceeded 65%. As we look at fiscal 2011 and beyond, we believe international sales over the next few years will likely surpass domestic sales.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2010	2009	2008

Net sales	$62,189	$101,111	$86,428
Net income	$6,361	$17,467	$15,034
Diluted income per share	$0.64	$1.71	$1.49
Total assets	$108,979	$86,924	$70,711

Fiscal 2010 Compared with Fiscal 2009

Sales for fiscal 2010 were $62,189, a 38% decrease, as compared with sales of $101,111 for fiscal 2009. The decrease was due to reduced demand for petroleum-based products as a result of the economic downturn which caused our customers to defer investment in major capital projects. This decline in sales occurred in all product lines. International sales accounted for 55% of all sales for fiscal 2010, which were up from 37% in fiscal 2009. Domestic sales decreased by $35,793 in fiscal 2010. International sales declined $3,129 in fiscal 2010, driven by sales declines in Canada, South America, Middle East and Europe, somewhat offset by higher sales in Asia and Africa. Sales for fiscal 2010 were 41% to the refining industry (down from 46% in fiscal 2009), 35% to the chemical and petrochemical industries (up from 27%) and 24% to other industrial applications (down from 27%), including electrical power.

Our gross profit percentage for fiscal 2010 was 35.7% compared with 41.3% for fiscal 2009. Gross profit dollars for fiscal 2010 decreased 47%, or $19,481, compared with fiscal 2009. Gross profit dollars decreased due to lower volume, which resulted in the significant under utilization of our production capacity. The lower volume and utilization declines were partly offset by improved raw material purchasing benefits especially in the first and second quarter of fiscal 2010, and continued improvements in productivity.

Selling, general and administrative, or SG&A, and other expenses for fiscal 2010 were $12,189, down 21% compared with $15,384 in fiscal 2009. Included in fiscal 2009 costs was a pre-tax charge of $559 for restructuring costs. SG&A and other expenses as a percentage of sales increased in fiscal 2010 to 19.6% of sales compared with 15.2% of sales in fiscal 2009. SG&A expenses decreased due to lower variable costs (e.g., sales commissions, compensation, headcount expenses) related to lower sales and cost controls in place throughout fiscal 2010.

Interest income for fiscal 2010 was $55, down from $416 in fiscal 2009. This decrease was due to lower rates of return on our investments, which are primarily short-term U.S. Treasury securities.

Interest expense was $36 in fiscal 2010, up from $5 in fiscal 2009. The increase was due to an interest charge of $32 for unrecognized tax benefits, as discussed below, taken in fiscal 2010.

Our effective tax rate in fiscal 2010 was 37% compared with an effective tax rate of 35% for fiscal 2009. The increase was due to a charge for unrecognized tax benefits of $445 related to research and development tax credits taken in tax years 2006 through 2010. Such charge is management’s estimate of our potential exposure related to an ongoing Internal Revenue Service examination of our research and development tax credits. We believe our tax position is correct and we intend to continue to vigorously defend our position. Associated with the tax charge was an interest charge of $32, as noted in the above paragraph, and a $10 tax credit, related to the interest charge. The combination of these charges and credit was a net charge to earnings of $467 ($435 in taxes and $32 in interest), which lowered our earnings per share in fiscal 2010 by $0.05 per share. Excluding the tax charge, our effective tax rate in fiscal 2010 was 32.5%. The total tax benefit related to the research and development tax credit that is under review by the IRS was $2,218 at March 31, 2010. In assessing the realizability of deferred tax assets, management determined that a portion of the deferred tax assets related to certain state investment tax credits and net operating losses will not be realized and a valuation allowance of $332 was recorded resulting in an increase in the effective tax rate.

Net income for fiscal 2010 and fiscal 2009 was $6,361 and $17,467, respectively. Income per diluted share was $0.64 and $1.71 for the respective periods.

Fiscal 2009 Compared with Fiscal 2008

Sales for fiscal 2009 were $101,111, a 17% increase, as compared with sales of $86,428 for the fiscal year ended March 31, 2008, which we refer to as fiscal 2008. This growth in sales came from all product lines: 32% of the gain came from pumps, 29% from spare parts, and the remaining 39% from condensers, ejectors and heat exchangers. International sales accounted for 37% of all sales for fiscal 2009, which was down from 46% in fiscal 2008. The strength of the U.S. refining market during fiscal 2009 was primarily responsible for such shift. Domestic sales grew $16,838 in fiscal 2009. International sales declined by 5% in fiscal 2009, driven by sales declines in South America and the Middle East due to a slowdown in investment in new capacity. Sales for fiscal 2009 were 46% to the refining industry (up from 43% in fiscal 2008), 27% to the chemical and petrochemical industries (down from 31%) and 27% to other industrial applications (up from 26%), including electrical power.

Our gross profit percentage for fiscal 2009 was 41.3% compared with 39.5% for fiscal 2008. Gross profit dollars for fiscal 2009 increased 22%, or $7,550, compared with fiscal 2008. Gross profit dollars increased due to increased volume, improved product mix achieved by increased selectivity on orders accepted, and improved engineering and manufacturing efficiencies. Our improved operating efficiencies, which were a continuation of the gains we saw in fiscal 2008, enabled us to achieve greater sales volume in fiscal 2009 without spending significant capital (or increasing other fixed costs) to increase our manufacturing capacity.

SG&A expenses for fiscal 2009 remained similar to the fiscal 2008 level of 15%. Actual costs in fiscal 2009 increased $1,751, or 13%, compared with fiscal 2008. SG&A expenses increased due to greater variable costs (e.g., sales commissions, variable compensation) related to higher sales and net income.

During fiscal 2009, as we entered the economic downturn, we restructured our workforce, eliminating certain management, office and manufacturing positions. The restructuring resulted in a pre-tax charge to earnings of $559. This cost was reported as Other Expense. Our on-going annual cost savings as a result of the restructuring is expected to be approximately $2,700.

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

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders’ equity on the dates indicated:

March 31, 2010	March 31, 2009	March 31, 2008

$69,074	$61,111	$48,536

Fiscal 2010 Compared with Fiscal 2009

Stockholders’ equity increased $7,963 or 13%, at March 31, 2010 compared with March 31, 2009. This increase was primarily due to net income and an increase in the value of pension assets. Dividends paid in fiscal 2010 increased 5%, to $788, due to a dividend increase which occurred in early fiscal 2009. We repurchased 26 shares in the first quarter of fiscal 2010 (and a total of 303 shares, including repurchases completed in the fourth quarter of fiscal 2009) pursuant to our publicly announced stock repurchase program. The number of shares remaining that have been approved for repurchase under the stock repurchase program is 697.

On March 31, 2010, our net book value was $7.01 up 13% over March 31, 2009.

Fiscal 2009 Compared with Fiscal 2008

Stockholders’ equity increased $12,575 or 26%, at March 31, 2009 compared with March 31, 2008. This increase was primarily due to net income, offset by a decline in the value of pension assets. In July 2008, we increased our dividend per share from 6 cents per share per year to 8 cents per year. Dividends paid in fiscal 2009 increased 53%, or $261, due to the above mentioned increase as well as an increase in mid-fiscal 2008. In fiscal 2009, we increased authorized shares from 6,000 to 25,500. In October 2008, we split our stock 2-for-1 in the form of a stock dividend, increasing the actual outstanding shares to 10,125 shares. We subsequently repurchased 277 shares in the fourth quarter of fiscal 2009 pursuant to our publicly announced stock repurchase program.

On March 31, 2009, our net book value was $6.21 up 28% over March 31, 2008.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2010	2009

Working capital(1)	$56,704	$49,547
Working capital ratio(1)	2.6	3.1
Long-term debt (capital leases)	$144	$31
Long-term debt/capitalization(2)	0.0%	0.0%
Long-term liabilities/capitalization(3)	7.1%	4.3%

(1)	Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

(2)	Long-term debt/capitalization equals long-term debt divided by stockholders’ equity plus long-term debt.

(3)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.

We use the ratios described above to measure our liquidity and overall financial strength.

As of March 31, 2010, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
		Less Than	1 − 3	3 − 5
	Total	1 Year	Years	Years	Thereafter

Capital lease obligations	$219	$70	$82	$67	$—
Operating leases(1)	264	158	106	—	—
Pension and postretirement benefits(2)	109	109	—	—	—
Accrued compensation	292	—	—	—	292
Accrued pension liability	272	26	52	52	142
Other long-term liabilities	445	—	445	—	—

Total	$1,601	$363	$685	$119	$434

(1)	For additional information, see Note 5 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Amounts represent anticipated contributions during fiscal 2010 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. No contributions are expected to be made to our defined benefit pension plan for our fiscal year ending March 31, 2011.

Net cash provided by operating activities for fiscal 2010 was $30,270, compared with $11,046 for fiscal 2009. The largest single component was an increase in customer deposits of $16,130; in fiscal 2009, customer deposits decreased by $100. The increase in customer deposits resulted from major customers providing upfront negotiated cash payments to assist in lowering the cost for Graham to complete their projects. This cash will be utilized to procure materials for these customers’ projects in the fiscal years ended March 31, 2011 and 2012. We refer to the fiscal years ending March 31, 2011 and 2012 as fiscal 2011 and fiscal 2012, respectively. We often obtain progress payments for large projects from our customers throughout the procurement and manufacturing process. In the recent instances, more cash was provided shortly after the order was secured. During fiscal 2011, we expect operating cash flow will be negative as the customer deposits balance is utilized to procure materials to support production.

The other major contributors to operating cash generation were net income, $6,361 and a reduction in unbilled revenue, $7,407.

Compared with fiscal 2009, net income in fiscal 2010 was lower by $11,106 and the impact of deferred taxes and taxes payable was ($446) in fiscal 2010 compared with cash generation of $3,470 in fiscal 2009. Offsetting these reductions in cash generation, were cash gains of $7,407 in unbilled revenue in fiscal 2010 compared with a cash usage of $1,675 in fiscal 2009 and lower cash usage for pension, $245 in fiscal 2010 compared with $7,677 in fiscal 2009 (primarily due to $7,500 in contribution to the defined benefit pension plan in fiscal 2009).

Cash and cash investments were $74,590 on March 31, 2010 compared with $46,209 on March 31, 2009, up 61%. The largest component of the improvement was an increase in customer deposits of $16,130, to $22,022 on March 31, 2010 compared with $5,892 on March 31, 2009. Cash and cash investments, net of the customer deposits, as discussed above, was $52,568 compared with $40,317.

We invest net cash generated from operations in excess of cash held for near-term needs in U.S. government instruments, generally with maturity periods of up to 180 days. Investments at March 31, 2010 and March 31, 2009 were $70,060 and $41,059, respectively.

Other sources of cash for fiscal 2010 included the issuance of common stock to cover stock options exercised, which raised $63, as compared with $695 in fiscal 2009. In fiscal 2010, we recognized a $40 increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense. This amount compared with $1,696 for fiscal 2009.

Other significant uses of cash for fiscal 2010 included our publicly announced stock repurchase program. Under this program, 26 shares of stock were purchased during the first quarter of fiscal 2010 at a cost of $229 (representing an average price of $8.91 per share). This compared with 277 shares purchased in fiscal 2009 at a total cost of $2,288 (representing an average price of $8.25 per share). Dividend payments of $788 and capital expenditures of $1,003 were made in fiscal 2010, compared with $754 and $1,492, respectively, for fiscal 2009. In fiscal 2010, we repaid $39 in excess of amounts borrowed for bank borrowings and capitalized leases, as compared with $28 for fiscal 2009.

Capital expenditures in fiscal 2010 were 86% for plant machinery and equipment and 14% for all other items. Sixty-eight percent of our capital spending was for productivity improvements and the balance was primarily for capitalized maintenance. Capital expenditures for fiscal 2011 are expected to be approximately $3,300. In excess of 40% of our planned fiscal 2011 capital expenditures are related to the Northrop Grumman project for the U.S. Navy won in fiscal 2010. Over 80% of our fiscal 2011 capital expenditures are expected to be for machinery and equipment, with the remaining amounts to be used for information technology and other items.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on March 31, 2010 and 2009 were $9,584 and $8,759, respectively. There were no other amounts outstanding on our credit facility at March 31, 2010 and 2009. Our borrowing rate as of March 31, 2009 was Bank of America’s prime rate minus 125 basis points, or 2.00%. Availability under the line of credit was $20,416 at March 31, 2010. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Orders during fiscal 2010 and fiscal 2009 were $108,317 and $73,874, respectively, representing a 47% increase for fiscal 2010 and a record high. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy included in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 50%, or $54,273, of our total orders and international orders were 50%, or $54,044, of our total orders in fiscal 2010. Domestic orders grew by $22,860, or 73%, primarily due to a larger order (in excess of $25,000) from Northrop Grumman to provide surface condensers for the U.S. Navy. International orders grew by $11,583, or 27%, led by renewed refining investment in the Middle East. Middle East orders were up $16,415, or 194%, compared with fiscal 2009. Orders from other international regions were down $4,832, with decreases in Asia, Africa and Canada partly offset by gains in South America.

Backlog was a record $94,255 at March 31, 2010 compared with $48,290 at March 31, 2009, a 95% increase. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. During fiscal 2010, we were notified by customers that one project with a value of $519 was cancelled, one order with a value of $3,298 was placed on hold (suspended) pending further evaluation, and one project placed on hold (suspended) in fiscal 2009 valued at $235 was returned to active status. Our backlog has been reduced for the cancelled projects, but continues to include orders placed on hold (suspended) with an aggregate value of $6,655 (see Project Cancellation and Project Continuation Risk in Item 7A of Part II of this Annual Report on Form 10-K). All orders in backlog represent orders from our traditional markets in established product lines. Approximately 40% to 50% of orders currently in backlog are not expected to be converted to sales within the next twelve months. At March 31, 2010, approximately 37% of our backlog was attributed to equipment for refinery project work, 15% for chemical and petrochemical projects, and 48% for other industrial or commercial applications (including the Northrop Grumman order for the U.S. Navy). At March 31, 2009, approximately 38% of our backlog was for refinery project work, 35% for chemical and petrochemical projects, and 27% for other industrial or commercial applications.

In May 2010, one order for $1,588, which had been placed on hold by our customer in fiscal 2009, was cancelled. This order was included in the balance of total placed on hold (suspended) orders that remained in backlog at March 31, 2010. Production had started on this project prior to being put on hold. The customer has requested shipment of the partly completed product as is. This order will be removed from the balance of on hold (suspended) orders during the first quarter of fiscal 2011.

Outlook

We believe that we are currently experiencing the bottom of the cycle associated with our sales to the refinery and petrochemical markets since we tend to lag the general economic cycle by twelve to eighteen months. The third and fourth quarters of fiscal 2010 and the first and second quarter of fiscal 2011 are expected to represent the trough in level sales for our business in this down cycle. Sales were $12,166 and $13,777 in the third and fourth quarter of fiscal 2010, respectively. We expect the first and second quarter of fiscal 2011 to be in a similar range with some potential for upside improvement in the second quarter. We anticipate that sales in the third and fourth quarters of fiscal 2011 will see growth compared with the first and second quarters of fiscal 2011. We expect the gross profit margin percentage to be in the mid-to-upper 20’s range for the first two quarters of fiscal 2011 as we continue to have under utilized capacity. Moreover, orders won 6 to 12 months ago that are now planned for revenue in the first and second quarters have depressed margins due to the competitive environment at that time.

Our order activity was strong in fiscal 2010 and our backlog on March 31, 2010 was $94,255. We expect fiscal 2011 order levels to continue to be variable across the year, as we have seen in the past eight sequential quarters. We do not believe that our markets have fully recovered, and while we have seen some improvements in the Middle East, Asia and recently, South America, it is not clear that the recovery has fully taken hold. We also believe the domestic market will be relatively weak for fiscal 2011 and beyond.

Normally, we convert 85% to 90% of existing backlog to sales within a 12-month period. However, we have a few large orders (e.g. Northrop Grumman for the U.S. Navy project and a couple large Middle East refinery orders) that will extend our March 31, 2010 backlog well beyond this normal level. We expect to convert approximately 50% to 60% of our March 31, 2010 backlog to sales in fiscal 2011.

For fiscal 2011, we expect sales to be above fiscal 2010; with the full year sales projected to increase by 5% to 15% to between $65,000 and $72,000. The lower end of this range, as well as potential downside risk is tied to our customers releasing projects for production. The upper end of the range and any potential upside above the expected range, may be achieved by faster conversion of backlog to sales if customers are willing to accept earlier than currently planned shipments as well as the receipt of new orders which can convert to sales within the fiscal year.

We expect gross profit margin to be in the 27% to 31% range. This margin level is below fiscal 2010, which had strong margins in the first two quarters resulting from purchasing advantages gained with raw material cost benefits. Our margins in fiscal 2011 will likely be adversely affected by the following:

•	A significantly enhanced competitive environment which has been evident through recent orders during the contraction of the industry as competitors have been aggressively pursuing fewer projects;

•	A shift toward international markets, where margins are generally lower than domestic project margins; and

•	Continued expected underutilization of capacity, especially in the first two quarters of fiscal 2011.

Gross profit margins are expected to improve as volume increases throughout fiscal 2011 and beyond. We would caution that due to changes in geographical markets and end use markets, we expect gross margins are unlikely to reach the 40%+ range achieved in the prior up cycle. We believe gross profit margin percentage in the mid-to-upper 30’s is a more realistic expectation. We also expect this recovery will be more focused on emerging markets, which historically have lower margins and more competitive pricing than developed markets. In addition, we expect more growth in power markets, which typically provide lower margins than refining and chemical processing end users.

We believe to achieve the upper end of our margin projections and potential upside above the range can occur with the following: a.) increased volume to minimize under utilization of capacity; b.) continued improvements in manufacturing productivity; and c.) continued focus and success in error elimination and rework.

SG&A spending is expected to increase during fiscal 2011 to between $12,500 and $13,000. Our effective tax rate during fiscal 2011 is expected to be between 30% and 33%.

Cash flow in fiscal 2011 is expected to be negative due to the drawdown of customer deposits which grew in the fourth quarter of fiscal 2010 from $5,461 at December 31, 2009 to $22,022 at March 31, 2010. The increase in customer deposits was due to a number of major customers who provided upfront negotiated cash payments to assist in lowering the cost for Graham to complete their projects. This cash will be utilized to procure materials for these customers’ projects in fiscal 2011 and fiscal 2012. We also expect to spend $2,800 to $3,300 in capital spending, above our normal $1,500 to $2,000 range, due to a $1,500 capital project required for the Northrop Grumman project for the U.S. Navy.

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

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of March 31, 2010, other than noted above, we were unaware of any other material litigation matters.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements and the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the U.S.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that certain tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.

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

As discussed above under the heading “Critical Accounting Policies,” we recognize a substantial amount of our revenue using the percentage-of-completion method. The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.

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

The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2010 is 7.39% for our defined benefit pension and 6.88% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2010 net periodic benefit expense for our defined benefit pension and other postretirement benefit plan by approximately $111 and $0, respectively.

The expected return on plan assets assumption of 8.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2010 net periodic pension expense by approximately $109.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, the SEC, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact they may have on our consolidated financial statements. Based upon this review, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2010 or March 31, 2009, other than operating leases.

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

Foreign Currency

International consolidated sales for fiscal 2010 were 55% of total sales compared with 37% for fiscal 2009. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of fiscal 2010, fiscal 2009, and fiscal 2008, all sales to the Company and its wholly-owned subsidiary for which we were paid were denominated in the local currency (U.S. dollars or RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In fiscal 2010, fiscal 2009 and fiscal 2008, our purchases in foreign currencies represented 1%, 2% and 2%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in fiscal 2010 or fiscal 2009, and as of March 31, 2010 and 2009, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Recent economic conditions have led to a higher likelihood of project cancellation by our customers. We had one project for $519 cancelled in fiscal 2010. In fiscal 2009, three projects were cancelled, totaling $3,295. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2010	2009	2008
	(Amounts in thousands,
	except per share data)

Net sales	$62,189	$101,111	$86,428
Cost of products sold	39,958	59,399	52,266

Gross profit	22,231	41,712	34,162

Other expenses and income:
Selling, general and administrative	12,093	14,825	13,074
Interest income	(55)	(416)	(1,026)
Interest expense	36	5	10
Other expense	96	559	—

Total other expenses and income	12,170	14,973	12,058

Income before income taxes	10,061	26,739	22,104
Provision for income taxes	3,700	9,272	7,070

Net income	$6,361	$17,467	$15,034

Per share data
Basic:
Net income	$.64	$1.72	$1.52

Diluted:
Net income	$.64	$1.71	$1.49

Average common shares outstanding:
Basic	9,899	10,134	9,912
Diluted	9,937	10,195	10,085
Dividends declared per share	$.08	$.075	$.05

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(Amounts in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$4,530	$5,150
Investments	70,060	41,059
Trade accounts receivable, net of allowances ($17 and $39 at March 31, 2010 and 2009, respectively)	7,294	6,995
Unbilled revenue	3,039	10,444
Inventories	6,098	4,665
Income taxes receivable		4,054
Prepaid expenses and other current assets	651	375

Total current assets	91,672	72,742
Property, plant and equipment, net	9,769	9,645
Prepaid pension asset	7,335	4,300
Other assets	203	237

Total assets	$108,979	$86,924

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$66	$28
Accounts payable	6,623	5,514
Accrued compensation	4,010	4,630
Accrued expenses and other current liabilities	2,041	2,266
Customer deposits	22,022	5,892
Income taxes payable	68	—
Deferred income tax liability	138	4,865

Total current liabilities	34,968	23,195
Capital lease obligations	144	31
Accrued compensation	292	250
Deferred income tax liability	2,930	1,253
Accrued pension liability	246	256
Accrued postretirement benefits	880	828
Other long-term liabilities	445	—

Total liabilities	39,905	25,813

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1.00 par value —
Authorized, 500 shares
Common stock, $.10 par value —
Authorized, 25,500 shares
Issued, 10,155 and 10,127 shares at March 31, 2010 and 2009, respectively	1,016	1,013
Capital in excess of par value	15,459	14,923
Retained earnings	59,539	53,966
Accumulated other comprehensive loss	(4,386)	(6,460)
Treasury stock (305 and 279 shares at March 31, 2010 and 2009, respectively)	(2,554)	(2,325)
Notes receivable	—	(6)

Total stockholders’ equity	69,074	61,111

Total liabilities and stockholders’ equity	$108,979	$86,924

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009	2008
	(Dollar amounts in thousands)

Operating activities:
Net income	$6,361	$17,467	$15,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,119	1,005	885
Amortization of unrecognized prior service cost and actuarial losses	678	106	104
Discount accretion on investments	(50)	(397)	(904)
Stock-based compensation expense	436	372	187
Loss on disposal or sale of property, plant and equipment	70	4	3
Deferred income taxes	(4,568)	6,022	4,342
(Increase) decrease in operating assets:
Accounts receivable	(299)	(1,941)	6,807
Unbilled revenue	7,407	(1,675)	(3,969)
Inventories	(1,433)	132	(115)
Income taxes receivable/payable	4,122	(2,552)	(634)
Prepaid expenses and other current and non-current assets	(24)	90	(250)
Prepaid pension asset	(245)	(7,677)	(3,045)
Increase (decrease) in operating liabilities:
Accounts payable	990	(11)	159
Accrued compensation, accrued expenses and other current and non-current liabilities	(401)	260	1,308
Customer deposits	16,130	(100)	(127)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(23)	(59)	(83)

Net cash provided by operating activities	30,270	11,046	19,702

Investing activities:
Purchase of property, plant and equipment	(1,003)	(1,492)	(1,027)
Proceeds from disposal of property, plant and equipment	9	1	45
Purchase of investments	(182,481)	(142,601)	(94,781)
Redemption of investments at maturity	153,530	136,620	74,680

Net cash used by investing activities	(29,945)	(7,472)	(21,083)

Financing activities:
Proceeds from issuance of long-term debt	822	2,927	69
Principal repayments on long-term debt	(861)	(2,955)	(106)
Issuance of common stock	63	695	1,116
Dividends paid	(788)	(754)	(493)
Purchase of treasury stock	(229)	(2,303)	—
Excess tax deduction on stock awards	40	1,696	1,473
Other	5	5	(17)

Net cash (used) provided by financing activities	(948)	(689)	2,042

Effect of exchange rate changes on cash	3	153	76

Net (decrease) increase in cash and cash equivalents	(620)	3,038	737
Cash and cash equivalents at beginning of year	5,150	2,112	1,375

Cash and cash equivalents at end of year	$4,530	$5,150	$2,112

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital in		Other
		Par	Excess of	Retained	Comprehensive	Treasury	Notes	Stockholders’
	Shares	Value	Par Value	Earnings	Loss(1)	Stock	Receivable	Equity
	(Dollar amounts in thousands)

Balance at April 1, 2007	3,887,490	$389	$10,008	$22,675	$(2,367)	$—	$(51)	$30,654
Net income				15,034				15,034
Foreign currency translation adjustment					64			64
Pension and other postretirement benefits adjustments, net of income tax of $271					483			483

Total comprehensive income								15,581
Issuance of shares	111,266	11	1,105					1,116
Stock award tax benefit			1,473					1,473
Dividends				(493)				(493)
Five-for four stock split	992,189	99	(99)					—
Recognition of equity-based compensation expense			187					187
Purchase of treasury stock						(22)		(22)
Collection of notes receivable from officers and directors							40	40

Balance at March 31, 2008	4,990,945	499	12,674	37,216	(1,820)	(22)	(11)	48,536
Effect of transition to a fiscal year end measurement date for defined benefit pension and other postretirement plan assets and obligations, net of income tax of $260				37	(543)			(506)

Balance at April 1, 2008	4,990,945	499	12,674	37,253	(2,363)	(22)	(11)	48,030
Net income				17,467				17,467
Foreign currency translation adjustment					147			147
Pension and other postretirement benefits adjustments, net of income tax of $2,387					(4,244)			(4,244)

Total comprehensive income								13,370
Issuance of shares	72,659	8	687					695
Stock award tax benefit			1,696					1,696
Dividends				(754)				(754)
Two-for-one stock split	5,063,604	506	(506)					—
Recognition of equity-based compensation expense			372					372
Purchase of treasury stock						(2,303)		(2,303)
Collection of notes receivable from officers and directors							5	5

Balance at March 31, 2009	10,127,208	1,013	14,923	53,966	(6,460)	(2,325)	(6)	61,111
Net income				6,361				6,361
Foreign currency translation adjustment					2			2
Pension and other postretirement benefits adjustments, net of income tax of $1,289					2,072			2,072

Total comprehensive income								8,435
Issuance of shares	27,896	3	60					63
Stock award tax benefit			40					40
Dividends				(788)				(788)
Recognition of equity-based compensation expense			436					436
Purchase of treasury stock						(229)		(229)
Collection of notes receivable from officers and directors							6	6

Balance at March 31, 2010	10,155,104	$1,016	$15,459	$59,539	$(4,386)	$(2,554)	$—	$69,074

(1)	Accumulated foreign currency translation adjustments were $219, $217 and $70, accumulated pension benefit adjustments were $(4,845), $(7,074) and $(2,351), and accumulated other postretirement benefit adjustments were $240, $397 and $461 at March 31, 2010, 2009 and 2008, respectively, net of tax.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1 —	The Company and Its Accounting Policies:

Graham Corporation (the “Company”) and its operating subsidiary are primarily engaged in the design, manufacture and supply of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries and sell to customers throughout the world. The Company’s significant accounting policies are set forth below.

The Company’s fiscal years ended March 31, 2010, 2009 and 2008 are referred to as fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

During fiscal 2010, the Company was notified by customers that one project with a value of $519 was cancelled, one order with a value of $3,298 was placed on hold (suspended) pending further evaluation, and one project placed on hold (suspended) in fiscal 2009 valued at $235 was returned to active status. The Company’s backlog was reduced for the cancelled order. Four orders with an aggregate value of $6,655 placed on hold (suspended) remain in backlog at March 31, 2010.

In May 2010, one order for $1,588, which had been placed on hold by our customer in fiscal 2009, was cancelled. This order was included in the balance of total placed on hold (suspended) orders that remained in backlog at March 31, 2010. Production had started on this project prior to being put on hold. The customer has requested shipment of the partly completed product as is. This order will be removed from the balance of on hold (suspended) orders during the first quarter of fiscal 2011.

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in cost of products sold.

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2010 are scheduled to mature between April 8 and July 8, 2010.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2010 and 2009 is as follows:

	March 31,
	2010	2009

Costs incurred since inception on contracts in progress	$7,096	$24,358
Estimated earnings since inception on contracts in progress	2,948	18,479

	10,044	42,837
Less billings to date	30,710	40,908

Net (over) under billings	$(20,666)	$1,929

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2010 and 2009 or Notes to Consolidated Financial Statements:

	March 31,
	2010	2009

Unbilled revenue	$3,039	$10,444
Progress payments reducing inventory (Note 2)	(1,683)	(2,623)
Customer deposits	(22,022)	(5,892)

Net (over) under billings	$(20,666)	$1,929

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight line method. Estimated useful lives range from approximately five to eight years for office equipment, eight to twenty-five years for manufacturing equipment and forty years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. The Company assesses all of its long-lived assets for impairment when impairment indicators are identified. When the carrying value of an asset exceeds its undiscounted cash flows, the Company recognizes an impairment loss. The impairment is then calculated as the difference between the carrying value and the fair value of the asset. No such impairment losses were recorded in fiscal 2010, fiscal 2009 or fiscal 2008.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,824, $3,347 and $3,579 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

The Company accounts for uncertain tax positions using a “more likely than not” recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. These tax positions are evaluated on a quarterly basis. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling general and administrative expense.

The Company files federal and state income tax returns in several U.S. and non-U.S. domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the U.S. Internal Revenue Service for tax years 2006 through 2008.

Stock splits

On July 31, 2008, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common shares and declared a post-split quarterly cash dividend of $.02 per share, effective for the dividend paid on October 6, 2008 to stockholders of record on September 5, 2008. The two-for-one stock split was effected as a stock dividend, and stockholders received one additional share of common stock for every share of common stock held on the record date of September 5, 2008. The new common shares were distributed on or about October 6, 2008. The par value of the Company’s common stock, $.10, remained unchanged. All share and per share amounts in periods prior to the stock split were adjusted to reflect the two-for-one stock split. The Statement of Stockholders’ Equity in fiscal 2009 reflects the stock split by reclassifying from “Capital in excess of par value” to “Common stock” an amount equal to the par value of the additional shares issued to effect the stock split.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards based on the estimated fair value of the award on the grant date. Compensation cost is recognized in the Company’s Consolidated Statements of Operations over the applicable vesting period. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards. For restricted stock awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates the forfeiture rate at the grant date by analyzing historical data and revises the estimates in subsequent periods if the actual forfeiture rate differs from the estimates.

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

	Year Ended March 31,
	2010	2009	2008

Basic income per share:
Numerator:
Net income	$6,361	$17,467	$15,034

Denominator:
Weighted common shares outstanding	9,842	10,073	9,838
Share equivalent units (“SEUs”) outstanding	57	61	74

Weighted average shares and SEUs outstanding	9,899	10,134	9,912

Basic income per share	$.64	$1.72	$1.52

Diluted income per share:
Numerator:
Net income	$6,361	$17,467	$15,034

Denominator:
Weighted average shares and SEUs outstanding	9,899	10,134	9,912
Stock options outstanding	36	60	173
Contingently issuable SEUs	2	1	—

Weighted average common and potential common shares outstanding	9,937	10,195	10,085

Diluted income per share	$.64	$1.71	$1.49

There were 17 and 27 options to purchase shares of common stock at various exercise prices in fiscal 2010 and fiscal 2009, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive. All options to purchase shares of common stock were included in the fiscal 2008 calculation.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $4 in fiscal 2010, $5 in fiscal 2009, and $10 in fiscal 2008. In addition, income taxes paid were $3,661 in fiscal 2010, $4,145 in fiscal 2009, and $1,908 in fiscal 2008.

In fiscal 2010, fiscal 2009, and fiscal 2008, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $2,072, $4,244 and $483, respectively. Non-cash activities during fiscal 2009 included $543, net of income tax, in pension and other postretirement benefit adjustments required to transition to a fiscal year end measurement date for plan assets and benefit obligations.

At March 31, 2010, 2009, and 2008, there were $117, $58, and $158, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Consolidated Statements of Cash Flows. In fiscal 2010, fiscal 2009 and fiscal 2008, capital expenditures totaling $190, $31 and $0, respectively, were financed through the issuance of capital leases.

Non-cash activities during fiscal 2009 and fiscal 2008 included a reclassification from “Capital in excess of par value” to “Common stock” for $506 and $99, respectively, which represents the par value of the additional shares issued to effect the two-for-one stock split and five-for-four stock split, each effected in the form of a stock dividend.

Accumulated other comprehensive income (loss)

Comprehensive income is comprised of net income and other comprehensive income or loss items, which are accumulated as a separate component of stockholders’ equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment and pension and other postretirement benefit adjustments.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. The accounting standards for fair values establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Accounting and Reporting Changes

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

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements. Based upon this review, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation. Previously, in the March 31, 2009 Consolidated Balance Sheet, the line items “Deferred income tax asset” and “Other assets” were reported separately. These two line items have been combined into one line item, “Other assets.” Previously, in the Consolidated Statement of Cash Flows for fiscal 2009 and fiscal 2008, all depreciation and amortization was reported on one line item, “Depreciation and amortization.” This line has been separated into two line items, “Amortization of unrecognized prior service cost and actuarial losses” and “Depreciation and amortization.”

Note 2 —	Inventories:

Major classifications of inventories are as follows:

	March 31,
	2010	2009

Raw materials and supplies	$1,843	$1,929
Work in process	5,365	4,664
Finished products	573	695

	7,781	7,288
Less — progress payments	1,683	2,623

	$6,098	$4,665

Note 3 —	Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2010	2009

Land	$210	$210
Buildings and improvements	10,713	10,709
Machinery and equipment	17,972	17,509
Construction in progress	498	696

	29,393	29,124
Less — accumulated depreciation and amortization	19,624	19,479

	$9,769	$9,645

Depreciation expense in fiscal 2010, fiscal 2009, and fiscal 2008 was $1,107, $977, and $862, respectively.

Note 4 —	Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year Ended March 31,
	2010	2009

Balance at beginning of year	$366	$441
Expense for product warranties	99	204
Product warranty claims paid	(96)	(279)

Balance at end of year	$369	$366

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Note 5 —	Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $157, $183 and $145 in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2010	2009

Machinery and equipment	$288	$97
Less accumulated amortization	74	41

	$214	$56

Amortization of machinery and equipment under capital leases amounted to $33, $23 and $34 in fiscal 2010, fiscal 2009, and fiscal 2008, respectively, and is included in depreciation expense.

As of March 31, 2010, future minimum payments required under non-cancelable leases are:

	Operating	Capital
	Leases	Leases

2010	$158	$70
2011	66	42
2012	40	40
2013	—	40
2014	—	27

Total minimum lease payments	$264	$219

Less — amount representing interest		9

Present value of net minimum lease payments		$210

Note 6 —	Debt:

Short-Term Debt Due to Banks

The Company and its subsidiary had no short-term borrowings outstanding at March 31, 2010 and 2009.

The Company’s revolving credit facility agreement provides a line of credit up to $30,000, including letters of credit and bank guarantees, through December 5, 2010. See Note 7 to the consolidated financial statements for more information. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The credit facility allows the Company to borrow at the bank’s prime rate minus a variable percentage that may range from .50% to 1.25% or the LIBOR rate plus a variable percentage that may range from .50% to 1.25%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth. The Company was able to borrow at a rate of prime minus 125 basis points at March 31, 2010 and 2009. The bank’s prime rate was 3.25% at March 31, 2010 and 2009.

The revolving credit facility allows the Company at any time to convert balances outstanding not less than $2,000 and up to $9,000 into a two-year term loan. Under this conversion feature, which is available through December 5, 2010, the Company may convert the principal outstanding on the revolving line of credit to a two-year term loan. Availability under the line of credit was $20,416 at March 31, 2010.

The Company is required to pay commitment fees on the unused portion of the revolving credit facility of 25 basis points less a variable percentage that may range from .0625% to .125%. The variable percentage is based upon the Company’s ratio of total liabilities to tangible net worth. The credit facility contains provisions pertaining to the maintenance of a minimum total liabilities to tangible net worth ratio of 1.35 to 1 as well as restrictions on the payment of dividends to stockholders and incurrence of additional long-term debt. The dividend provision limits the payment of dividends to stockholders to $1,200 per year. The Company was in compliance with all such provisions at March 31, 2010. Assets with a book value of $94,210 have been pledged to secure certain borrowings under the credit facility.

Long-Term Debt

The Company and its subsidiary had long-term capital lease obligations outstanding as follows:

	March 31,
	2010	2009

Capital lease obligations (Note 5)	$210	$59
Less: current amounts	66	28

Total	$144	$31

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2010.

Note 7 —	Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2010 and 2009, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2010 and 2009, the Company was contingently liable on outstanding standby letters of credit aggregating $9,584 and $8,759, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2010 and 2009, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:  The fair value of investments at March 31, 2010 and 2009 approximated the carrying value and are considered Level 1 assets in the fair value hierarchy.

Note 8 —	Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year Ended March 31,
	2010	2009	2008

United States	$10,060	$26,831	$22,382
United Kingdom	—	—	(8)
China	1	(92)	(270)

	$10,061	$26,739	$22,104

The provision for income taxes related to income before income taxes consists of:

	Year Ended March 31,
	2010	2009	2008

Current:
Federal	$8,143	$3,138	$2,646
State	125	121	73
Foreign	—	(9)	9

	8,268	3,250	2,728

Deferred:
Federal	(4,658)	5,827	4,474
State	(278)	159	(55)
Foreign	36	36	(77)
Changes in valuation allowance	332	—	—

	(4,568)	6,022	4,342

Total provision for income taxes	$3,700	$9,272	$7,070

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the financial statements is as follows:

	Year Ended March 31,
	2010	2009	2008

Provision for income taxes at federal rate	$3,421	$9,091	$7,516
State taxes	(173)	239	(6)
Charges not deductible for income tax purposes	32	89	26
Recognition of tax benefit generated by qualified production activities deduction	(367)	(18)	(206)
Research and development tax credits	(109)	(218)	(234)
Valuation allowance	332	—	—
Uncertain tax positions	445	—	—
Other	119	89	(26)

Provision for income taxes	$3,700	$9,272	$7,070

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax liability follows:

	March 31,
	2010	2009

Depreciation	$(1,355)	$(1,163)
Accrued compensation	186	110
Prepaid pension asset	(2,556)	(1,695)
Accrued pension liability	94	99
Accrued postretirement benefits	344	428
Compensated absences	453	469
Inventories	(553)	(5,701)
Warranty liability	128	128
Accrued expenses	210	252
Stock-based compensation	247	103
Net operating loss carryforwards	55	188
Federal tax credits	—	656
New York State investment tax credit	311	202
Other	154	30

	(2,282)	(5,894)
Less: Valuation allowance	(332)	—

Total	$(2,614)	$(5,894)

The net deferred income tax liability is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2010	2009

Current deferred income tax asset	$255	$—
Long-term deferred income tax asset	199	224
Current deferred income tax liability	(138)	(4,865)
Long-term deferred income tax liability	(2,930)	(1,253)

	$(2,614)	$(5,894)

Deferred income taxes include the impact of foreign operating loss carryforwards of $55, which expire from 2012 to 2015, state investment tax credits of $262, which expire from 2011 to 2024 and state investment tax credits of $49 with an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of March 31, 2010 related to certain state investment tax credits and net operating losses will not be realized.

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination by the U.S. Internal Revenue Service (the “IRS”) for tax years 2006 through 2009 and tax years 2006 through 2008 are currently under examination. During fiscal 2010, the IRS agent conducting the examination sent the Company a notification of a possible adjustment to these years, and the Company and such IRS agent engaged in discussions. The adjustment relates to the Company’s claimed research and development tax credit. Although the Company believes its tax position is correct and will continue to vigorously defend its position, a liability for unrecognized tax benefits related to this tax position of $445 was recorded, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time. The total tax benefit related to the research and development tax credit that is under review by the IRS was $2,218 at March 31, 2010. The Company is subject to examination in state and international tax jurisdictions for tax years 2006 through 2009 and tax year 2009, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no other unrecognized tax benefits as of March 31, 2010. During fiscal 2010, fiscal 2009 and fiscal 2008, the Company recorded $32, $0 and $0, respectively, for interest and $0 for penalties related to its uncertain tax position in each of fiscal 2010, fiscal 2009 and fiscal 2008.

The following table summarizes the changes to the unrecognized tax benefit:

Balance at April 1, 2009	$—
Additions based upon tax positions taken during prior periods	314
Additions based upon tax positions taken during the current period	131

Balance at March 31, 2010	$445

Note 9 —	Employee Benefit Plans:

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

On April 1, 2008, the Company was required to transition to a fiscal year end measurement date in which it utilized the remeasurement approach requiring plan assets and benefit obligations to be remeasured as of the beginning of fiscal 2009. The measurement date prior to the adoption of the measurement date provisions was December 31. The pension cost and changes in the projected benefit obligation and the fair value of plan assets for fiscal 2009 presented below include the adjustments to initially remeasure the plan assets and benefit obligations.

The components of pension cost are:

	Year Ended March 31,
	2010	2009	2008

Service cost during the period	$315	$509	$471
Interest cost on projected benefit obligation	1,298	1,558	1,123
Expected return on assets	(1,858)	(2,310)	(1,639)
Amortization of:
Unrecognized prior service cost	4	5	4
Actuarial loss	818	271	236

Net pension cost	$577	$33	$195

The weighted average actuarial assumptions used to determine net pension cost are:

	Year Ended March 31,
	2010	2009	2008

Discount rate	7.39%	6.75%	5.91%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%

The weighted average discount rate for the three-month period between measurement dates was 6.48%.

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2011.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year Ended March 31,
	2010	2009

Change in the benefit obligation
Projected benefit obligation at beginning of year	$17,895	$19,019
Service cost	235	509
Interest cost	1,298	1,558
Actuarial (gain) loss	3,854	(2,438)
Benefit payments	(784)	(753)

Projected benefit obligation at end of year	$22,498	$17,895

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2010	2009

Discount rate	6.07%	7.39%
Rate of increase in compensation levels	3.5%	3.5%

The weighted average discount rate for the three-month period between measurement dates was 6.75%.

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$22,195	$23,205
Actual return on plan assets	8,422	(7,757)
Employer contributions	—	7,500
Benefit and administrative expense payments	(784)	(753)

Fair value of plan assets at end of year	$29,833	$22,195

Funded status
Funded status at end of year	$7,335	$4,300

Amount recognized in the Consolidated Balance Sheets	$7,335	$4,300

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2010 and 2009 was $18,794 and $14,954, respectively. At March 31, 2010 and 2009, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2010	2009

Net actuarial losses	$4,831	$7,058
Prior service cost	14	16

	$4,845	$7,074

The decrease in accumulated other comprehensive loss, net of income tax, in fiscal 2010 consists of:

Net actuarial gain arising during the year	$1,692
Amortization of actuarial loss	535
Amortization of prior service cost	2

$2,229

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2011 are $421 and $4, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2011	$897
2012	958
2013	963
2014	1,040
2015	1,151
2016-2020	6,616

Total	$11,625

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target	March 31,
	Allocation	2010	2009

Asset Category
Equity securities	50-70%	66%	64%
Debt securities	20-50%	34%	35%
Other, including cash	0-10%	—	1%

		100%	100%

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

The fair values of the Company’s pension plan assets at March 31, 2010, by asset category, are as follows:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	At	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash	$73	$73	$—	$—
Equity securities:
U.S. companies	15,943	15,943	—	—
International companies	3,792	3,792	—	—
Fixed income:
Corporate bond funds
Intermediate-term	8,035	8,035	—	—
Short-term	1,990	1,990	—	—

	$29,833	$29,833	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2010, fiscal 2009 and fiscal 2008 was $93, $111 and $59, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2010, fiscal 2009, and fiscal 2008 related to this plan was $16, $22 and $20, respectively. At March 31, 2010 and 2009, the related liability was $272 and $282, respectively. The current portion of the related liability of $26 at March 31, 2010 and 2009 is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401K) covering substantially all employees. Company contributions to the plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions were $230 in fiscal 2010, $259 in fiscal 2009, and $256 in fiscal 2008.

Other Postretirement Benefits

In addition to providing pension benefits, the Company has a plan in the U.S. that provides health care benefits for eligible retirees and eligible survivors of retirees. The Company’s share of the medical premium cost has been capped at $4 for family coverage and $2 for single coverage for early retirees, and $1 for both family and single coverage for regular retirees.

On February 4, 2003, the Company terminated postretirement health care benefits for its U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged.

On April 1, 2008, the Company was required to transition to a fiscal year end measurement date in which it utilized the remeasurement approach requiring plan benefit obligations to be remeasured as of the beginning of the year. The measurement date prior to the adoption of the measurement date provisions was December 31. The postretirement benefit cost (income) and the changes in the projected benefit obligation and the fair value of plan assets for fiscal 2009 presented below include the adjustments to initially remeasure the plan assets and benefit obligations.

The components of postretirement benefit cost (income) are:

	Year Ended March 31,
	2010	2009	2008

Interest cost on accumulated benefit obligation	$61	$77	$61
Amortization of prior service benefit	(166)	(208)	(166)
Amortization of actuarial loss	22	32	29

Net postretirement benefit income	$(83)	$(99)	$(76)

The weighted average discount rate used to develop the net postretirement benefit cost were 6.88%, 6.19% and 5.65% in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The weighted average discount rate for the three-month period between measurement dates was 6%.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year Ended March 31,
	2010	2009

Change in the benefit obligation
Projected benefit obligation at beginning of year	$950	$1,078
Interest cost	61	77
Actuarial gain (loss)	106	(74)
Benefit payments	(128)	(131)

Projected benefit obligation at end of year	$989	$950

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2010	2009

Discount rate	5.15%	6.88%
Medical care cost trend rate	9.00%	7.50%

The weighted average discount rate for the three-month period between measurement dates was 6.19%.

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2018 and subsequent years. This was accomplished using 0.5% decrements for the years ended March 31, 2011 through 2018.

	Year Ended March 31,
	2010	2009

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	128	131
Benefit payments	(128)	(131)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(989)	$(950)

Amount recognized in the Consolidated Balance Sheets	$(989)	$(950)

The current portion of the accrued postretirement benefit obligation of $109 and $122, at March 31, 2010 and 2009, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss (income), net of income tax, consist of:

	March 31,
	2010	2009

Net actuarial loss	$262	$202
Prior service cost	(503)	(599)

	$(241)	$(397)

The decrease in accumulated other comprehensive (income) loss net of income tax, in fiscal 2010 consists of:

Net actuarial loss arising during the year	$74
Amortization of actuarial loss	(14)
Amortization of prior service cost	96

$156

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2011 are $30 and $(166), respectively.

The following benefit payments are expected to be paid during the fiscal years ending March 31,:

2011	$109
2012	104
2013	99
2014	90
2015	85
2016-2020	356

Total	$843

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. In 1990, the Company borrowed $2,000 under loan and pledge agreements. The proceeds of the loans were used to purchase shares of the Company’s common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock, which it owns. At March 31, 2000, the loan had been repaid and all shares were allocated to participants. There were 309 and 327 shares in the ESOP at March 31, 2010 and 2009, respectively. There were no Company contributions to the ESOP in fiscal 2010, fiscal 2009 or fiscal 2008. Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

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

During fiscal 2010 and fiscal 2009, 24 and 19, respectively, stock options with a term of ten years from the date of grant were awarded. The stock option awards granted in fiscal 2010 vest 33 1/3% per year over a three-year term. The stock option awards granted in fiscal 2009 vest 25% per year over a four-year term. However, an individual’s outstanding stock options immediately vest in full upon retirement. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2010 and fiscal 2009, 15 and 4 shares, respectively, of restricted stock were awarded. The restricted shares granted to officers in fiscal 2010 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date, and the restricted shares granted to directors in fiscal 2010 vest 100% on the first anniversary of the grant date. The restricted shares granted in fiscal 2009 vest over a four-year term as follows: 10% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 40% on the fourth anniversary of the grant date. Notwithstanding the preceding vesting schedules, an employee’s outstanding restricted shares immediately vest in full when the employee becomes eligible for retirement, which is the date on which an employee reaches age 60 and has been employed on a full-time basis for ten or more years. The Company recognizes compensation cost in the period the shares vest.

During fiscal 2010, fiscal 2009, and fiscal 2008, the Company recognized $436, $372, and $187, respectively, of stock-based compensation cost and $151, $131 and $65, respectively, of related tax benefits.

The weighted average fair value of options granted during fiscal 2010, fiscal 2009 and fiscal 2008 was $8.57, $15.91 and $3.00, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2010	2009	2008

Expected life	3 years	4.89 years	5 years
Volatility	99.04%	63.68%	43.86%
Risk-free interest rate	1.52%	3.12%	4.83%
Dividend yield	.36%	.28%	.63%

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

The Company received cash proceeds from the exercise of stock options of $63, $695 and $1,116 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. In fiscal 2010, fiscal 2009 and fiscal 2008, the Company recognized a $40, $1,696 and $1,473, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2010, fiscal 2009 and fiscal 2008:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value

Outstanding at April 1, 2007	472	$4.66
Granted	112	$7.33
Exercised	(258)	$4.33
Forfeited	(20)	$7.71
Expired	(12)	$4.25

Outstanding at March 31, 2008	294	$5.76
Granted	19	$31.06
Exercised	(142)	$4.90
Forfeited	(7)	$8.95

Outstanding at March 31, 2009	164	$9.23
Granted	24	$15.22
Exercised	(13)	$4.78

Outstanding at March 31, 2010	175	$10.37	6.77 years	$1,579

Vested or expected to vest at March 31, 2010	167	$10.29	6.73 years	$1,517

Exercisable at March 31, 2010	80	$8.04	5.75 years	$889

The following table summarizes information about stock options outstanding at March 31, 2010:

			Weighted Average
	Options Outstanding		Remaining
	at March 31,	Weighted Average	Contractual Life
Exercise Price	2010	Exercise Price	(In Years)

$ 1.50- 1.76	10	$1.63	3.00
2.34- 2.50	11	2.42	2.76
5.56- 8.01	104	7.22	4.58
10.84-15.22	33	14.30	7.33
30.88-44.50	17	32.41	8.76

$ 1.50-44.50	175	$10.37	6.77

The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of March 31, 2010. The Company’s closing stock price was $17.99 as of March 31, 2010. The total intrinsic value of the stock options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $123, $4,951 and $3,752, respectively. As of March 31, 2010, there was $536 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 1.97 years.

The outstanding options expire between June 2011 and May 2019. Options, stock awards and performance awards available for future grants were 596 at March 31, 2010.

The following table summarizes information about the Company’s restricted stock awards during fiscal 2010 and fiscal 2009:

	Restricted	Weighted Average	Aggregate
	Stock	Grant Date Fair Value	Intrinsic Value

Non-vested at April 1, 2007	—
Granted	5	$6.90
Vested	(2)	$6.90

Non-vested at March 31, 2008	3	$6.90
Granted	4	$30.88
Vested	(2)	$26.56

Non-vested at March 31, 2009	5	$18.72
Granted	15	$15.22
Vested	(1)	$12.31

Non-vested at March 31, 2010	19	$16.15	$63

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $30 in fiscal 2010, $40 in fiscal 2009 and $30 in fiscal 2008. At March 31, 2010 and 2009, there were 58 and 54 share equivalent units, respectively, in the Plan and the related liability recorded was $292 and $250 at March 31, 2010 and 2009, respectively. The (income) expense to mark to market the share equivalent units was $7, $(25) and $8 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. On March 12, 2009, the Compensation Committee of the Company’s Board of Directors suspended the Long-Term Incentive Plan for Directors first elected after such date.

Note 11 —	Shareholder Rights Plan:

On July 27, 2000 the Company adopted a ten-year Shareholder Rights Plan. Under the Plan, as of September 11, 2000, one share Purchase Right (“Right”) was attached to each outstanding share of common stock. When and if the Rights become exercisable, each Right would entitle the holder of a share of common stock to purchase from the Company one one-hundredth (1/100) interest in a share of Series A Junior Participating preferred stock, at a price of $45.00 per one one-hundredth (1/100) interest in a share of preferred stock, subject to adjustment. The Rights become exercisable upon certain events, such as: (i) if a person or group of affiliated persons acquires 15% or more of the Company’s outstanding common stock; or (ii) if a person or group commences a tender offer for fifteen percent or more of the Company’s outstanding common stock.

The Company may redeem the Rights for $.01 per Right at any time prior to the acquisition by a person or group of affiliated persons of beneficial ownership of 15% or more of the Company’s outstanding common stock (“Acquiring Person”).

In the event that any person or group of affiliated persons becomes an Acquiring Person, each holder of a Right other than Rights beneficially owned by the Acquiring Person will have the right to receive upon exercise a number of shares of common stock having a market value of twice the purchase price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise, a number of shares of common stock of the acquiring corporation that at the time of such transaction will have a market value of two times the purchase price of the Right.

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

Net sales by product line for the following fiscal years are:

	Year Ended March 31,
	2010	2009	2008

Heat transfer equipment	$23,170	$35,231	$31,988
Vacuum equipment	24,564	46,043	38,911
All other	14,455	19,837	15,529

Net sales	$62,189	$101,111	$86,428

The breakdown of net sales by geographic area for the following fiscal years is:

	Year Ended March 31,
	2010	2009	2008

Net Sales:
Africa	$2,440	$583	$342
Asia	20,308	13,255	12,840
Australia & New Zealand	37	115	85
Canada	1,891	8,015	5,869
Mexico	700	528	905
Middle East	6,390	8,373	9,918
South America	1,327	4,038	7,862
U.S.	28,068	63,719	46,881
Western Europe	1,014	2,400	1,128
Other	14	85	598

Net sales	$62,189	$101,111	$86,428

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In fiscal 2009, total sales to one customer amounted to 11% of total net sales for the year. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2010 and fiscal 2008.

Note 13 —	Other Expense:

In the second quarter of fiscal 2010, the Company’s workforce was reduced by eliminating several staff positions in an effort to reduce costs. As a result, a restructuring charge of $96 was recognized, which included severance and related employee benefit costs. This charge is included in the caption “Other Expense” in the fiscal 2010 Consolidated Statement of Operations.

In the fourth quarter of fiscal 2009, the Company’s workforce was restructured by eliminating certain management, office and manufacturing positions. As a result, a restructuring charge of $559 was recognized, which included severance and related employee benefit costs. This charge is included in the caption “Other Expense” in the fiscal 2009 Consolidated Statement of Operations.

A reconciliation of the changes in the restructuring reserve, which is included in the caption “Accrued Expenses and Other Current Liabilities” in the Consolidated Balance Sheet is as follows:

	Year Ended March 31,
	2010	2009

Balance at beginning of year	$349	$—
Expense for restructuring	96	559
Amounts paid for restructuring	(442)	(210)

Balance at end of year	$3	$349

Note 14 —	Purchase of Treasury Stock:

On January 29, 2009, the Company’s Board of Directors authorized a stock repurchase program, which expired on July 29, 2009. On July 30, 2009, the stock repurchase program was extended by the Board of Directors through July 30, 2010. Under the stock repurchase program, up to 1,000 shares of the Company’s common stock are permitted to be repurchased by the Company from time to time either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of the expiration of the program on July 30, 2010, when all 1,000 shares have been repurchased or when the Board of Directors terminates the program. Cash on hand has been used to fund all stock repurchases under the program. At March 31, 2010 and 2009, the Company had purchased 303 shares at a cost of $2,517 and 277 shares at a cost of $2,288, respectively, under this program.

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

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At March 31, 2010, other than noted above, management was unaware of any other material litigation matters.

Note 16 —	Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2010 and fiscal 2009 is presented below:

	First	Second	Third	Fourth	Total
Year Ended March 31, 2010	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$20,138	$16,108	$12,166	$13,777	$62,189
Gross profit	8,278	5,854	3,821	4,278	22,231
Provision for income taxes	1,529	1,240	350	581	3,700
Net income	3,518	1,468	764	611	6,361
Per share:
Net income:
Basic	$.36	$.15	$.08	$.06	$.64
Diluted	$.35	$.15	$.08	$.06	$.64
Market price range of common stock	$8.70-16.12	$10.52-15.67	$13.37-21.84	$14.63-21.58	$8.70-21.84

	First	Second	Third	Fourth	Total
Year Ended March 31, 2009	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$27,647	$23,915	$24,701	$24,848	$101,111
Gross profit	12,218	10,499	9,362	9,633	41,712
Provision for income taxes	2,842	2,326	2,087	2,017	9,272
Net income	5,684	4,412	3,790	3,581	17,467
Per share:
Net income:
Basic	$.56	$.43	$.37	$.35	$1.72
Diluted	$.56	$.43	$.37	$.35	$1.71
Market price range of common stock	$17.50-38.25	$21.25-54.91	$6.85-27.36	$7.16-13.89	$6.85-54.91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiary (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, as of April 1, 2008, the Company adopted the measurement date provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification 715, Compensation — Retirement Benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Rochester, New York
May 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiary (the “Company”) as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2010. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2010 of the Company and our reports dated May 25, 2010 expressed an unqualified opinion (and included an explanatory paragraph concerning the adoption of the measurement date provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification 715, Compensation — Retirement Benefits, as of April 1, 2008) on those consolidated financial statements and consolidated financial statement schedule.

Deloitte & Touche LLP
Rochester, New York
May 25, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer (principal executive officer) and Vice President-Finance & Administration and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2010 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2010.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the heading “Compensation of Named Executive Officers and Directors” contained in our proxy statement for our 2010 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2010 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2010

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	175	$10.37	596
Equity compensation plans not approved by security holders	—	—	—

Total	175	$10.37	596

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2010 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm” contained in our proxy statement for our 2010 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2010.

Part IV

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiary (the “Company”) as of March 31, 2010 and 2009, and for each of the three years in the period ended March 31, 2010, and the Company’s internal control over financial reporting as of March 31, 2010, and have issued our reports thereon dated May 25, 2010 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of the measurement date provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification 715, Compensation — Retirement Benefits, as of April 1, 2008); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
May 25, 2010

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year ended March 31, 2010
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$39	$(5)	$—	$(17)	$17
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	366	99	—	(96)	369
Restructuring reserve	349	96	—	(442)	3
Year ended March 31, 2009
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$41	$38	$—	$(40)	$39
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	441	204	—	(279)	366
Restructuring reserve	—	559	—	(210)	349
Year ended March 31, 2008
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$48	$4	$—	$(11)	$41
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	357	361	—	(277)	441
Restructuring reserve	14	(1)	—	(13)	—

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
			Not applicable.
(3)	Articles of Incorporation and By-Laws
	3.1		Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
	3.2		Amended and Restated By-laws of Graham Corporation are incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 25, 2007.
(4)	Instruments defining the rights of security holders, including indentures
	4.1		Stockholder Rights Plan is incorporated herein by reference from Exhibit 99.3 to the Company’s Form 8-A filed with the Securities and Exchange Commission on September 15, 2000 (SEC File No. 000-18703).
(9)	Voting trust agreement
			Not applicable.
(10)	Material Contracts
	#10	.1	1995 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 8, 1996 (SEC File No. 001-08462).
	#10	.2	Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 30, 2000 (SEC File No. 001-08462).
	#10	.3	Graham Corporation Outside Directors’ Long-Term Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2005.
	#10	.4	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.5	Graham Corporation Annual Stock-Based Incentive Award Plan in effect for the years ended March 31, 2007, 2008 and 2009 is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.6	Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.
	#10	.7	Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 23, 2006.
	10.8		Loan Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.9		Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.10		Patent Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 5, 2007.
	10.11		Trademark Security Agreement between the Company and Bank of America, N.A., dated as of December 5, 2007, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated December 5, 2007.
	#10	.12	Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007 is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
	#10	.13	Form of Director Non-Qualified Stock Option Agreement is incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

	#10	.14	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and James R. Lines, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 31, 2008.
	#10	.15	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith, is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 31, 2008.
	10.16		Amendment No. 1 to Loan Agreement between Graham Corporation and Bank of America, N.A., dated as of February 13, 2009, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 13, 2009.
	#10	.17	Employment Agreement dated March 2, 2009 between Jeffrey Glajch and Graham Corporation is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 2, 2009.
	#10	.18	Graham Corporation Annual Stock-Based Incentive Award Plan for Senior Executives is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
	#10	.19	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
	10.20		Amendment No. 2 to Loan Agreement between Graham Corporation and Bank of America, N.A. dated as of August 19, 2009, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 19, 2009.
	#10	.21	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
	#10	.22	Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
	#10	.23	Form of Employee Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
	#10	.24	Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2010.
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

May 25, 2010
By: /s/ Jeffrey Glajch Jeffrey Glajch Vice President-Finance & Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines James R. Lines	President and Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2010

/s/ Jeffrey Glajch Jeffrey Glajch	Vice President-Finance & Administration and Chief Financial Officer (Principal Financial Officer)	May 25, 2010

/s/ Jennifer R. Condame Jennifer R. Condame	Chief Accounting Officer and Controller (Principal Accounting Officer)	May 25, 2010

/s/ Helen H. Berkeley Helen H. Berkeley	Director	May 25, 2010

/s/ Jerald D. Bidlack Jerald D. Bidlack	Director and Chairman of the Board	May 25, 2010

/s/ Alan Fortier Alan Fortier	Director	May 25, 2010

/s/ James J. Malvaso James J. Malvaso	Director	May 25, 2010

/s/ Gerard T. Mazurkiewicz Gerard T. Mazurkiewicz	Director	May 25, 2010

/s/ Cornelius S. Van Rees Cornelius S. Van Rees	Director	May 25, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS
filed with
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
of
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED
March 31, 2010

GRAHAM CORPORATION