Form 10-Q
period 2010-06-30
GRAHAM CORP
filed 2010-08-03
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐       No ☑
     As of July 30, 2010, there were outstanding 9,883,565 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of June 30, 2010 and March 31, 2010 and for the Three-Month Periods
Ended June 30, 2010 and 2009

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
JUNE 30, 2010
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2010	2010
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$6,597	$4,530
Investments	64,562	70,060
Trade accounts receivable, net of allowances ($9 and $17 at June 30 and March 31, 2010, respectively)	5,950	7,294
Unbilled revenue	5,978	3,039
Inventories	3,746	6,098
Income taxes receivable	313	—
Prepaid expenses and other current assets	1,561	651

Total current assets	88,707	91,672
Property, plant and equipment, net	10,030	9,769
Prepaid pension asset	7,529	7,335
Other assets	193	203

Total assets	$106,459	$108,979

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$61	$66
Accounts payable	5,126	6,623
Accrued compensation	2,178	4,010
Accrued expenses and other current liabilities	1,955	2,041
Customer deposits	21,840	22,022
Income taxes payable	—	68
Deferred income tax liability	139	138

Total current liabilities	31,299	34,968

Capital lease obligations	132	144
Accrued compensation	299	292
Deferred income tax liability	3,152	2,930
Accrued pension liability	243	246
Accrued postretirement benefits	895	880
Other long-term liabilities	483	445

Total liabilities	36,503	39,905

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value Authorized, 500 shares
Common stock, $.10 par value Authorized, 25,500 shares Issued, 10,188 and 10,155 shares at June 30 and March 31, 2010, respectively	1,019	1,016
Capital in excess of par value	15,602	15,459
Retained earnings	60,219	59,539
Accumulated other comprehensive loss	(4,330)	(4,386)
Treasury stock (305 shares at June 30 and March 31, 2010, respectively)	(2,554)	(2,554)

Total stockholders’ equity	69,956	69,074

Total liabilities and stockholders’ equity	$106,459	$108,979

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
	(Amounts in thousands, except per share data)
Net sales	$13,351	$20,138
Cost of products sold	9,501	11,860

Gross profit	3,850	8,278

Other expenses and income:
Selling, general and administrative	2,567	3,248
Interest income	(16)	(18)
Interest expense	7	1

Total other expenses and income	2,558	3,231

Income before income taxes	1,292	5,047
Provision for income taxes	414	1,529

Net income	878	3,518
Retained earnings at beginning of period	59,539	53,966
Dividends	(198)	(197)

Retained earnings at end of period	$60,219	$57,287

Per share data:
Basic:
Net income	$.09	$.36

Diluted:
Net income	$.09	$.35

Weighted average common shares outstanding:
Basic	9,922	9,885
Diluted	9,962	9,915

Dividends declared per share	$.02	$.02

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
	(Amounts in thousands)
Operating activities:
Net income	$878	$3,518
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	291	250
Amortization of unrecognized prior service cost and actuarial losses	70	170
Discount accretion on investments	(15)	(17)
Stock-based compensation expense	59	78
Gain on disposal or sale of property, plant and equipment	—	(3)
Deferred income taxes	23	51
(Increase) decrease in operating assets:
Accounts receivable	1,346	(9,123)
Unbilled revenue	(2,933)	5,368
Inventories	2,354	518
Income taxes receivable/payable	(381)	1,412
Prepaid expenses and other current and non-current assets	(726)	(238)
Prepaid pension asset	(194)	(61)
Increase (decrease) in operating liabilities:
Accounts payable	(1,526)	421
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,882)	(1,985)
Customer deposits	(183)	(890)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	19	13

Net cash used by operating activities	(2,800)	(518)

Investing activities:
Purchase of property, plant and equipment	(525)	(80)
Proceeds from disposal of property, plant and equipment	—	7
Purchase of investments	(50,837)	(36,558)
Redemption of investments at maturity	56,350	35,570

Net cash provided (used) by investing activities	4,988	(1,061)

Financing activities:
Proceeds from issuance of long-term debt	—	198
Principal repayments on long-term debt	(16)	(204)
Issuance of common stock	66	34
Dividends paid	(198)	(197)
Purchase of treasury stock	—	(229)
Excess tax deduction on stock awards	22	21
Other	—	2

Net cash used by financing activities	(126)	(375)

Effect of exchange rate changes on cash	5	1

Net increase (decrease) in cash and cash equivalents	2,067	(1,953)
Cash and cash equivalents at beginning of period	4,530	5,150

Cash and cash equivalents at end of period	$6,597	$3,197

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include one wholly-owned foreign subsidiary located in China, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2010. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“fiscal 2010”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 (“fiscal 2011”).
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statements of Cash Flows, the line item “Amortization of unrecognized prior service cost and actuarial losses” was reported separately from the line item “Depreciation and amortization” for the three months ended June 30, 2009.
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
     At March 31, 2010, the Company’s backlog included four orders with a value of $6,655 that were placed on hold (suspended) pending further customer evaluation. During the three months ended June 30, 2010, one of the orders placed on hold valued at $1,588 was cancelled. Production had started on this project prior to being put on hold. The customer requested shipment of the partly completed project on an “as is” basis. At June 30, 2010, three orders included in backlog with a value of $5,211 remained on hold (suspended).
NOTE 3 — INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost, which approximates fair value. All investments held by the Company at June 30, 2010 are scheduled to mature between July 1 and September 30, 2010.
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

     Major classifications of inventories are as follows:

	June 30,	March 31,
	2010	2010
Raw materials and supplies	$1,879	$1,843
Work in process	5,356	5,365
Finished products	581	573

	7,816	7,781
Less — progress payments	4,070	1,683

Total	$3,746	$6,098

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
     Stock option awards granted in the three months ended June 30, 2010 and 2009 were 20 and 24, respectively. The stock option awards vest 33⅓% per year over a three-year term. All options have a term of ten years from their grant date.
     Restricted stock awards granted in the three months ended June 30, 2010 and 2009 were 24 and 15, respectively. Performance-vested restricted stock awards granted to officers in the three months ended June 30, 2010 vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics established for the applicable three-year period. Time-vested restricted stock awards granted to officers in the three-month period ended June 30, 2009 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. Time-vested restricted stock awards granted to directors for the three months end June 30, 2010 and 2009 vest 100% on the first anniversary of the grant date.
     During the three months ended June 30, 2010 and 2009, the Company recognized stock-based compensation costs of $59 and $78, respectively. The income tax benefit recognized related to stock-based compensation was $20 and $27 for the three months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended
	June 30,
	2010	2009
Basic income per share

Numerator:
Net income	$878	$3,518

Denominator:
Weighted common shares outstanding	9,864	9,831
Share equivalent units (“SEUs”)	58	54

Weighted average common shares and SEUs	9,922	9,885

Basic income per share	$.09	$.36

Diluted income per share

Numerator:
Net income	$878	$3,518

Denominator:
Weighted average shares and SEUs outstanding	9,922	9,885
Stock options outstanding	40	30

Weighted average common and potential common shares outstanding	9,962	9,915

Diluted income per share	$.09	$.35

     Options to purchase a total of 17 and 41 shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$369	$366
Expense (income) for product warranties	30	(52)
Product warranty claims (paid) refunded	(64)	4

Balance at end of period	$335	$318

     The product warranty liability is included in the line item “Accrued expense and other current liabilities” in the Condensed Consolidated Balance Sheets.
NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $1 for each of the three-month periods ended June 30, 2010 and 2009. In addition, income taxes paid were $715 and $29 for the three months ended June 30, 2010 and 2009, respectively.
     During the three months ended June 30, 2010 and 2009, stock option awards were exercised and the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statement of Cash Flows.
     At June 30, 2010 and 2009, there were $23 and $1 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.
NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended
	June 30,
	2010	2009
Net income	$878	$3,518

Other comprehensive income:
Foreign currency translation adjustment	10	1
Defined benefit pension and other postretirement plans	46	108

Total comprehensive income	$934	$3,627

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods.
NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension (benefit) cost are as follows:

	Three Months Ended
	June 30,
	2010	2009
Service cost	$96	$79
Interest cost	335	324
Expected return on assets	(625)	(465)
Amortization of:
Service cost	1	1
Actuarial loss	105	205

Net pension (benefit) cost	$(88)	$144

     The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2010 and does not expect to make any contributions to the plan for the balance of fiscal 2011.
     The components of the postretirement benefit income are as follows:

	Three Months Ended
	June 30,
	2010	2009
Service cost	$—	$—
Interest cost	15	15
Amortization of prior service cost	(41)	(41)
Amortization of actuarial loss	5	5

Net postretirement benefit income	$(21)	$(21)

     The Company paid benefits of $1 related to its postretirement benefit plan during the three months ended June 30, 2010. The Company expects to pay benefits of approximately $121 for the balance of fiscal 2011.
NOTE 11 — COMMITMENTS AND CONTINGENCIES:
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

     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At June 30, 2010, other than noted above, management was unaware of any material litigation matters.
NOTE 12 — INCOME TAXES:
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for tax year 2009. The IRS has completed its examination for tax years 2006 through 2008. In June 2010, the IRS proposed an adjustment, plus interest, to disallow substantially all of the research and development tax credit claimed by the Company in tax years 2006 through 2008. The Company filed a protest to appeal the adjustment in July 2010. The Company believes its tax position is correct and will continue to take appropriate actions to vigorously defend its position.
     The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2010 was $2,218. The liability for unrecognized tax benefits related to this tax position was $445 at June 30 and March 31, 2010, which represents management’s estimate of the potential resolution of this issue. During the first quarter of fiscal 2011, there was no change in the balance of the unrecognized tax benefit. Any additional impact on the Company’s income tax liability cannot be determined at this time. The tax benefit and liability for unrecognized tax benefits were recorded in the Company’s Consolidated Statement of Operations as follows:

	Year Ended March 31,
	2007	2008	2009	2010	Total
Tax benefit of research and development tax credit	$1,653	$218	$238	$109	$2,218
Unrecognized tax benefit	—	—	—	(445)	(445)

Net tax benefit of research and development tax credit	$1,653	$218	$238	$(336)	$1,773

     The Company is subject to examination in state and international tax jurisdictions for tax years 2006 through 2009 and tax year 2009, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no other unrecognized tax benefits as of June 30, 2010. During the three months ended June 30, 2010 and 2009, the Company recorded $6 and $0, respectively, for interest and $0 for penalties related to its uncertain tax position in each of the three month periods ended June 30, 2010 and 2009.

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
Highlights
     Highlights for the three months ended June 30, 2010 (the first quarter of the fiscal year ending March 31, 2011 is referred to as “fiscal 2011”) include:
•	Net sales for the first quarter of fiscal 2011 were $13,351, down 34% compared with $20,138 for the first quarter of fiscal 2010.

•	Net income and income per diluted share for the first quarter of fiscal 2011, were $878 and $0.09, compared with net income of $3,518 and income per diluted share of $0.35 for the first quarter of the fiscal year ended March 31, 2010, referred to as “fiscal 2010”.

•	Orders booked in the first quarter of fiscal 2011 were $8,124, down 8% compared with the first quarter of fiscal 2010, when orders were $8,838.

•	Backlog decreased to $89,115 at June 30, 2010, representing a 5% decrease compared with March 31, 2010, when our backlog was a record $94,255.

•	Gross profit margin and operating margin for the first quarter of fiscal 2011 were 29% and 10% compared with 41% and 25%, respectively, for the first quarter of fiscal 2010.

•	Cash and short-term investments at June 30, 2010 were $71,159 compared with $74,590 at March 31, 2010.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2010.

     Forward-looking statements may also include, but are not limited to, statements about:
•	current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	operations in foreign countries;

•	estimates regarding liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to achieve expected profitability levels;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation;

•	our acquisition strategy; and

•	our ability to increase our productivity and capacity.
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
Fiscal 2011 and the Near-Term Market Conditions
     The downturn in the global economy which commenced in the fall of 2007 led to reduced demand for petroleum-based products, which in turn resulted in our customers deferring investment in major capital projects. We believe that we are beginning to see some positive signs that international customers are once again examining investments in major capital projects.
     In addition, we believe that the significant increase in construction costs, including raw material costs, which had occurred over the four-to-five-year period prior to the downturn, which began in the fall of 2007, also led to delays in new commitments by our customers. The increase in costs resulted in the economics of projects becoming less feasible, which we believe caused our customers to choose to wait until costs declined, as they have recently.
     Currently, near-term demand trends that we believe are affecting our customers’ investments include the following:
•	As the global economy recovers slowly from the global recession, many emerging economies continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more refined petroleum products. Although uncertainty in the capital markets continues, there has been some improved access to capital, which has resulted in certain previously stalled projects being released for production.

•	The expansion of the Middle Eastern economies and the continued growth in demand for oil and refined products has renewed investment activity in that area. We believe that such renewed activity is exemplified by the re-starting of projects in both the petrochemical and refining industries, such as the Jubail and Yanbu export refinery projects in Saudi Arabia. Construction costs for these projects have reportedly been reduced by 20%.

•	Asia, specifically China, has been experiencing renewed demand for refined petroleum products such as gasoline in calendar year 2009 and thus far in 2010, following reductions in demand during calendar year 2008 as economic uncertainty stymied growth. This renewed demand is driving increased investment in petrochemical and refining projects.

•	South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by expanding economies and increased local demand for gasoline and other products that are made from oil as the feedstock.

•	The U.S. refining market has declined and refinery utilization has fallen as demand declined from conservation efforts, economic weakness, and uncertainty around U.S. energy policy and its potential impact on production costs. As a result, there have been fewer investment dollars in capital projects for refineries in the U.S. This is expected to continue for the next few years.

•	Investments in North American oil sands have been delayed as a result of construction costs and uncertainty around U.S. energy policy and the potential impact that changes to the energy policy may have on production costs which could impact project economics and risk. Recently however, there have been investments in extraction projects in Alberta and foreign investment in Alberta. Historically, downstream investments that involve our equipment occur two to three years after extraction projects.

•	Weaknesses in European end markets, which have been impacted by debt concerns in certain Euro-denominated markets, threaten local and global recovery. This may continue to impact both local demand as well as those regions which export to Europe.
     We expect that the consequences of these near-term trends will be more pressure on our gross margin, as the U.S. refining market has historically provided higher margins than certain international markets. Because of continued global economic uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. For the next several quarters, we expect to see smaller value projects than what we had seen during the last expansion cycle. As a result, for us to achieve similar revenue levels, we will have to win a greater number of orders.

     We continue to expect our new order levels to remain volatile, resulting in both strong and weak quarters. For example, sequentially the past five quarters had new order levels of $8,838, $29,567, $51,644, $18,268, and $8,124 in the first, second, third and fourth quarters of fiscal 2010 and the first quarter of fiscal 2011, respectively. We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period provides a better measure of our business.
Shift to International Growth Expected to Drive Next Industry Cycle
     Over the long-term, we expect our customers’ markets to regain their strength and, while remaining cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:
   Demand Trends
•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia, in particular China and India.

•	Increased development of geothermal electrical power plants in certain regions is expected to meet projected growth in demand for electrical power.

•	Increased global regulations over the refining and petrochemical industries are expected to continue to drive requirements for capital investments.

•	Increased demand is expected from the nuclear power generation industry and government contractors.
   Impact of Demand Trends
•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased investments in new power projects are expected in Asia and South America to meet projected consumer demand increases.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Long-term growth potential is believed to exist in alternative energy markets, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.
     We believe that all of the above factors offer us long-term growth opportunity to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.
     Emerging markets require petroleum-based products. These markets are expected to continue to grow at rates faster than the U.S. Therefore, we expect international opportunities will be more plentiful relative to domestic projects. Our domestic sales as a percentage of aggregate product sales, which had increased from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009, decreased to 45% in fiscal 2010. In the first quarter of fiscal 2011, domestic sales were 41%. The economic recovery, which we believe has partly begun in the international markets, we expect will provide greater opportunities in international markets than in the domestic market in the near term. Our order rates for fiscal 2010 were 50% domestic and 50% international. However, the domestic order level was heavily impacted by a large order (in excess of $25,000) from Northrop Grumman to supply surface condensers for the U.S. Navy. If we exclude this project, the international order percentage in fiscal 2010 would have exceeded 65%. In the first quarter of fiscal 2011, international orders were only 47% of total orders. However, as we look at the remainder of fiscal 2011 and beyond, we believe international sales and orders will surpass domestic sales.
Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Net sales	$13,351	$20,138
Net income	$878	$3,518
Diluted income per share	$0.09	$0.35
Total assets	$106,459	$87,857
The First Quarter of Fiscal 2011 Compared With the First Quarter of Fiscal 2010
     Sales for the first quarter of fiscal 2011 were $13,351, a 34% decrease as compared with sales of $20,138 for the first quarter of fiscal 2010. The decrease in the current quarter’s sales was due to lower sales in all product lines except for heat exchangers. International sales accounted for 59% and 49% of total sales for the first quarter of fiscal 2011 and fiscal 2010, respectively. International sales year-over-year decreased $2,067, or 21%, driven by a $3,662, or 45%, decrease in Asia, offset by increases across most other international regions. Domestic sales decreased $4,720, or 46%, in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. We do believe this shift back toward a higher international sales mix will continue in fiscal 2011. Sales in the three months ended June 30, 2010 were 25% to the refining industry, 40% to the chemical and petrochemical industries and 35% to other commercial and industrial applications. Sales in the three months ended June 30, 2009 were 46% to the refining industry, 23% to the chemical and petrochemical industries and 31% to other commercial and industrial applications. For additional information on future sales and our markets, see “Orders and Backlog” below.
     Our gross profit percentage for the first quarter of fiscal 2011 was 29% compared with 41% for the first quarter of fiscal 2010. Gross profit dollars for the first quarter of fiscal 2011 decreased 53% compared with fiscal 2010. Gross profit percentage and dollars decreased primarily due to non-repeatable raw material purchasing benefits achieved in the first quarter of fiscal 2010 and the 34% decrease in sales volume experienced during the first quarter of fiscal 2011.

     Selling, general and administrative (“SG&A”) expenses as a percent of sales for the three-month periods ended June 30, 2010 and 2009 were 19% and 16%, respectively. Actual costs in fiscal 2011 were $2,567, a decrease of $681, or 21%, compared with the first quarter of fiscal 2010. SG&A expenses decreased due to the restructuring which occurred in the third quarter of fiscal 2010, timing of expenses, which we expect will increase in subsequent quarters, lower pension expense as well as lower variable costs (e.g., sales commissions, variable compensation) related to lower sales and income.
     Interest income for the three month-periods ended June 30, 2010 and 2009 was $16 and $18, respectively. Low levels of interest income resulted from the continuing low level of interest rates on short term U.S. government securities.
     Interest expense was $7 for the quarter ended June 30, 2010, up slightly from $1 for the quarter ended June 30, 2009.
     Our effective tax rate in fiscal 2011 is projected to be between 30% and 33%, which represents the tax rate used to reflect income tax expense in the current quarter (32%). The actual effective tax rate for fiscal 2010 was 37%. The decrease compared with fiscal 2010 was due to tax adjustments recorded in fiscal 2010 for unrecognized tax benefits related to research and development tax credits and a valuation allowance against certain deferred tax assets. See Note 12 to the Condensed Consolidated Financial Statements.
     Net income for the first three months of fiscal 2011 compared with the first three months of fiscal 2010 was $878 and $3,518, respectively. Income per diluted share was $0.09 and $0.35 for the respective periods.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2010	2010
Cash and investments	$71,159	$74,590
Working capital	57,408	56,704
Working capital ratio(1)	2.8	2.6
Long-term liabilities/capitalization(2)	7.4%	7.1%

1)	Working capital ratio equals current assets divided by current liabilities.

2)	Long-term liabilities/capitalization equals total liabilities minus current liabilities divided by stockholders’ equity plus long-term debt.
     Net cash used by operating activities for the first quarter of fiscal 2011 was $2,800, compared with $518 used by operating activities for the first quarter of fiscal 2010. The increase in cash used was due to lower net income, timing of payments for accounts payable, accrued compensation and income taxes payable, offset by improvements in accounts receivable (net of unbilled revenue) and inventory. Inventory levels in the first quarter of fiscal 2011 increased by $2,352. We expect the inventory to increase during the remainder of fiscal 2011 as sales levels increase.
     There were no shares repurchased in the first quarter of fiscal 2011 compared with $229 which was used to repurchase 26 shares of stock in the first quarter of fiscal 2010. The Board of Directors implemented a stock repurchase program which was announced in January 2009. The stock repurchase program is effective through July 30, 2011. No shares have been repurchased since the first quarter of fiscal 2010.
     Dividend payments and capital expenditures in the first quarter of fiscal 2011 were $198 and $525, respectively, compared with $197 and $80, respectively, for the first quarter of fiscal 2010.
     Capital expenditures for fiscal 2011 are expected to be between $2,800 and $3,300, of which $1,500 will be used to support the Northrop Grumman project for the U.S. Navy.
     Our cash, cash equivalents, and investments on June 30, 2010 were $71,159. Most of this amount is invested in short term United States government instruments. Investments on June 30, 2010 were $64,562 compared with $70,060 on March 31, 2010. Investments are United States government instruments, generally with maturity periods of 91 to 120 days.
     Our current cash, cash equivalents, and investments position was bolstered by a dramatic increase in customer deposits, which occurred in the fourth quarter of fiscal 2010. A small number of major customers provided upfront negotiated cash payments to assist in lowering our cost to complete their projects. This cash will be utilized to procure materials for these customers’ projects in the fiscal years ended March 31, 2011 and 2012. We often obtain progress payments for large projects from our customers throughout the procurement and manufacturing process. In recent quarters, more cash was provided for certain orders shortly after the order was secured. During the rest of fiscal 2011, we expect operating cash flow may be negative at times, as the customer deposits balance is utilized to procure materials to support production.
     Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on June 30, 2010 and March 31, 2010 were $13,113 and $9,584, respectively. Other utilization of our credit facility limits at June 30, 2010 and March 31, 2010 were $0. Our borrowing rate as of June 30, 2010 was Bank of America’s prime rate minus 125 basis points, or 2.00%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three-month periods ended June 30, 2010 and 2009 were $8,124 and $8,838, respectively, down 8%. Orders represent communications received from customers requesting us to supply products and services. During the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, we experienced a 23% decrease in refining orders and a 30% decline in chemical and petrochemical orders. There was a 34% increase in other industrial and commercial applications.
     Domestic orders were 53% of total orders, or $4,266, and international orders were 47% of total orders, or $3,858, in the current quarter compared with the first quarter of fiscal 2010, when domestic orders were 45%, or $3,955, of total orders, and export orders were 55%, or $4,883, of total orders. Although the first quarter of fiscal 2011 did not represent the trend seen in fiscal 2010, where international orders exceeded domestic orders, we believe during the remainder of fiscal 2011 we will see higher international orders than domestic orders. For all of fiscal 2010, excluding the, Northrop Grumman order for the U.S. Navy, international orders exceeded 65% of all orders.

     Backlog was $89,115 at June 30, 2010, compared with record $94,255 backlog at March 31, 2010, a 5% decrease. The backlog, four quarters ago, on June 30, 2009 was $37,045. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 50%-60% of orders currently in backlog are expected to be converted to sales within the next twelve months. This is significantly different from our normal conversion, which is approximately 85%-90% over an upcoming 12-month period. The difference in our current backlog is that a small number of large projects (especially the Northrop Grumman project for the U.S. Navy), have extended conversion periods. At June 30, 2010, 38% of our backlog was attributable to equipment for refinery project work, 13% to chemical and petrochemical projects, and 49% for other industrial or commercial applications (including the Northrop Grumman order for the U.S. Navy). At June 30, 2009, 36% of our backlog was attributed to equipment for refinery project work, 49% to chemical and petrochemical projects, and 15% for other industrial or commercial applications.
     At March 31, 2010, the Company’s backlog included four orders with a value of $6,655 that were placed on hold (suspended) pending further customer evaluation. During the three months ended June 30, 2010, one of the orders placed on hold valued at $1,588 was cancelled. Production had started on this project prior to being put on hold. The customer requested shipment of the partly completed project on an “as is” basis. At June 30, 2010, three orders included in backlog with a value of $5,211 remained on hold (suspended).
Outlook
     We believe that we are currently experiencing the bottom of the cycle associated with our sales to the refinery and petrochemical markets since we have historically tended to lag the general economic cycle by twelve to eighteen months. The third and fourth quarters of fiscal 2010 and the first and second quarters of fiscal 2011 are expected to represent the trough in sales for our business in this down cycle. Sales were $12,166 and $13,777 in the third and fourth quarters of fiscal 2010, respectively, and $13,351 in the first quarter of fiscal 2011. We expect the second quarter of fiscal 2011 to be in a similar range with some potential for upside improvement late in the quarter. We anticipate that sales in the third and fourth quarters of fiscal 2011 will see growth compared with the first and second quarters of fiscal 2011. We expect the gross profit margin percentage to be in the mid-to-upper 20’s range for the second quarter of fiscal 2011 (comparable to the 29% achieved in the first quarter) as we continue to have under-utilized capacity. Moreover, orders won six to twelve months ago that are now planned for revenue in the (first and) second quarter have depressed margins due to the competitive environment at that time.
     Our order activity was strong in fiscal 2010 and our backlog on March 31, 2010 was a record $94,255. Orders in the first quarter of fiscal 2011 were light, at $8,124 and backlog decreased 5% to $89,115. We expect fiscal 2011 order levels to continue to be variable by quarter. We do not believe that our markets have begun to fully recover, and while we have seen some improvements in the Middle East, Asia and recently, South America, it is not clear that the recovery has fully taken hold. We also believe the domestic market will be relatively weak for fiscal 2011 and beyond.
     Normally, we convert 85% to 90% of existing backlog to sales within a 12-month period. However, we have a few large orders (e.g. the Northrop Grumman for the U.S. Navy project and a few large Middle East refinery orders) that will extend our March 31, 2010 backlog well beyond this normal level. We expect to convert approximately 50% to 60% of our March 31, 2010 backlog to sales in fiscal 2011.

     For fiscal 2011, we continue to expect sales to increase by 5% to 15% to between $65,000 and $72,000, when compared with fiscal 2010. The lower end of this range, as well as potential downside risk is tied to our customers releasing projects for production. The upper end of the range, and any potential upside above the expected range, may be achieved by faster conversion of backlog to sales if we commence production and customers are willing to accept earlier than currently planned shipments combined with the receipt of new orders which can convert to sales within the fiscal year.
     We expect gross profit margin for fiscal 2011 to be in the 27% to 31% range. This margin level is below fiscal 2010, which had strong margins in the first two quarters resulting from purchasing advantages gained with raw material cost benefits. Our margins in fiscal 2011 will likely be adversely affected by the following:
•	A significantly enhanced competitive environment which has been evident through recent orders during the contraction of the industry as competitors have been aggressively pursuing fewer projects;

•	A shift toward international markets, where margins are generally lower when compared with domestic projects; and

•	Continued expected underutilization of capacity, especially in the first two quarters of fiscal 2011.
     We believe to achieve the upper end of our margin projections and potential upside above the range can occur with increased volume to minimize under utilization of capacity, continued improvements in manufacturing productivity, and continued focus and success in error elimination and rework.
     Gross profit margins are expected to improve as volume increases throughout fiscal 2011 and beyond. We believe the gross profit margin percentage at the peak of the next cycle will be in the mid-to-upper 30’s.
     SG&A spending is expected to be between $12,500 and $13,000 for fiscal 2011. Our effective tax rate during fiscal 2011 is expected to be between 30% and 33% absent one time adjustments.
     Cash flow in fiscal 2011 is expected to be negative due to the drawdown of customer deposits which grew in the fourth quarter of fiscal 2010 from $5,461 at December 31, 2009 to $22,022 at March 31, 2010 (and were at nearly the same level, $21,840, on June 30, 2010). The increase in customer deposits was due to a number of major customers who provided upfront negotiated cash payments to assist in lowering our cost to complete their projects. This cash will be utilized to procure materials for these customers’ projects from fiscal 2011 through fiscal 2013. We also expect to spend $2,800 to $3,300 in capital spending, above our normal $1,500 to $2,000 range, due to a $1,500 capital project required for the Northrop Grumman project for the U.S. Navy.
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of June 30, 2010, other than noted above, we were unaware of any material litigation matters.
Critical Accounting Policies, Estimates, and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended March 31, 2010.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of June 30, 2010 or March 31, 2010, other than operating leases.

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
Foreign Currency
     International consolidated sales for the first quarter of fiscal 2011 were 59% of total sales compared with 49% for the same period of fiscal 2010. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first quarter of each of fiscal 2011 and fiscal 2010, all sales by the Company and its wholly-owned subsidiary, for which we were paid, were denominated in the local currency (U.S. dollars or Chinese RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. In the first quarter of fiscal 2011 and 2010, our purchases in foreign currencies represented 2% and 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2010 and March 31, 2010, we held no forward foreign currency contracts.
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
Project Cancellation and Project Continuation Risk
     Recent economic conditions have led to a higher likelihood of project cancellation by our customers. As described in Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this report, we had one project for $1,588 cancelled in the first quarter of fiscal 2011. In the first quarter of fiscal 2010, one project was cancelled, totaling $519. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.
     Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 4.	Controls and Procedures
Conclusion regarding the effectiveness of disclosure controls and procedures
     Our President and Chief Executive Officer (principal executive officer) and Vice President-Finance & Administration and Chief Financial Officer (principal financial officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.
Changes in internal control over financial reporting
     There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2010
PART II — OTHER INFORMATION

Item 5.	Other Information
     On July 28, 2010, the Compensation Committee of our Board of Directors approved an Amended and Restated Employment Agreement (the “Amended Agreement”) for Jeffrey Glajch, our Vice President, Finance & Administration and Chief Financial Officer. The Amended Agreement contains such terms as are described in our definitive Proxy Statement filed with the Securities and Exchange Commission on June 14, 2010 under the heading “Compensation of Named Executive Officers and Directors - Compensation Discussion and Analysis — Employment Agreements — Jeffrey Glajch”, which description is incorporated herein by reference. In addition, the Amended Agreement provides that, upon the occurrence of a triggering event that would be deemed an event of “termination” within two years after a “change in control” of the Company, as such terms are defined in the Amended Agreement, Mr. Glajch would be entitled to certain payments, including, among other things, a lump sum payment equal to one dollar less than three times his annualized tax-includable compensation (including bonus) for the five most recent taxable years ending before the date of such change in control. In addition, upon a change of control, all of Mr. Glajch’s unvested stock options would become immediately vested and exercisable and any unvested shares of restricted stock would become immediately vested. We would also be required to pay to Mr. Glajch within six months of the triggering event a lump sum payment amount equal to the excess, if any, of: (i) the present value of the aggregate benefits to which he would be entitled under any and all qualified and non-qualified defined contribution pension plans maintained by us as if he were 100% vested under such plans, over (ii) the present value of the benefits to which he is actually entitled under such defined contribution pension plans as of the date of his termination. The Amended Agreement also contains certain limitations for these payments that relate to our ability to deduct such payments for federal income tax purposes as well as other terms and conditions customarily found in similar agreements. The information included in this Part II Item 5 is contained herein in satisfaction of the Company’s Current Report on Form 8-K reporting obligation under Item 5.02.
     A copy of the Amended Agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and the above description is qualified in its entirety by reference to such Amended Agreement.

Item 6.	Exhibits
     See index to exhibits on page 28 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and Chief Financial Officer

Date: August 3, 2010

INDEX OF EXHIBITS

(10)	Material Contracts

*	10.1 Form of Employee Performance-Vested Restricted Stock Agreement

*	10.2 Amended and Restated Employment Agreement between Graham Corporation and Jeffrey F. Glajch executed and effective on July 29, 2010.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1 Certification of Principal Executive Officer

*	31.2 Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*	32.1 Section 1350 Certifications

*	Exhibits filed with this report.