Form 10-Q
period 2010-09-30
GRAHAM CORP
filed 2010-11-02
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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
Yes ☐ No ☑
     As of November 1, 2010, there were outstanding $9,834,308 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiary
Index to Form 10-Q
As of September 30, 2010 and March 31, 2010
and
for the Six-Month Period Ended September 30, 2010 and 2009

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
SEPTEMBER 30, 2010
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2010	2010
	(Amounts in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$6,740	$4,530
Investments	64,060	70,060
Trade accounts receivable, net of allowances ($13 and $17 at September 30, and March 31, 2010, respectively)	9,184	7,294
Unbilled revenue	4,022	3,039
Inventories	3,993	6,098
Income taxes receivable	288	—
Prepaid expenses and other current assets	1,092	651

Total current assets	89,379	91,672
Property, plant and equipment, net	9,900	9,769
Prepaid pension asset	7,723	7,335
Other assets	46	203

Total assets	$107,048	$108,979

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$54	$66
Accounts payable	6,808	6,623
Accrued compensation	2,912	4,010
Accrued expenses and other liabilities	2,240	2,041
Customer deposits	18,796	22,022
Income taxes payable	—	68
Deferred income tax liability	141	138

Total current liabilities	30,951	34,968

Capital lease obligations	123	144
Accrued compensation	308	292
Deferred income tax liability	3,164	2,930
Accrued pension liability	240	246
Accrued postretirement benefits	901	880
Other long-term liabilities	491	445

Total liabilities	36,178	39,905

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value Authorized, 500 shares
Common stock, $.10 par value Authorized, 25,500 shares Issued, 10,198 and 10,155 shares at September 30 and March 31, 2010, respectively	1,020	1,016
Capital in excess of par value	15,794	15,459
Retained earnings	61,578	59,539
Accumulated other comprehensive loss	(4,247)	(4,386)
Treasury stock (353 and 305 shares at September 30 and March 31, 2010, respectively)	(3,275)	(2,554)

Total stockholders’ equity	70,870	69,074

Total liabilities and stockholders’ equity	$107,048	$108,979

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Net sales	$15,723	$16,108	$29,074	$36,246
Cost of products sold	10,376	10,254	19,877	22,114

Gross profit	5,347	5,854	9,197	14,132

Other expenses:
Selling, general and administrative	3,019	3,032	5,586	6,280
Interest income	(18)	(15)	(34)	(33)
Interest expense	9	33	16	34
Other expense	—	96	—	96

Total other expenses and income	3,010	3,146	5,568	6,377

Income before income taxes	2,337	2,708	3,629	7,755
Provision for income taxes	780	1,240	1,194	2,769

Net income	1,557	1,468	2,435	4,986
Retained earnings at beginning of period	60,219	57,287	59,539	53,966
Dividends	(198)	(197)	(396)	(394)

Retained earnings at end of period	$61,578	$58,558	$61,578	$58,558

Per share data:
Basic:
Net income	$.16	$.15	$.25	$.50

Diluted:
Net income	$.16	$.15	$.24	$.50

Weighted average common shares outstanding:
Basic:	9,937	9,903	9,929	9,894
Diluted:	9,977	9,937	9,970	9,926

Dividends declared per share	$.02	$.02	$.04	$.04

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
	(Amounts in thousands)
Operating activities:
Net income	$2,435	$4,986

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582	501
Amortization of unrecognized prior service cost and actuarial losses	145	339
Discount accretion on investments	(32)	(30)
Stock-based compensation expense	184	198
(Gain) loss on disposal of property, plant and equipment	(10)	3
Deferred income taxes	156	98
(Increase) decrease in operating assets:
Accounts receivable	(1,847)	(1,212)
Unbilled revenue	(972)	4,892
Inventories	2,109	1,018
Income taxes receivable/payable	(357)	2,185
Prepaid expenses and other current and non-current assets	(259)	(281)
Prepaid pension asset	(388)	(122)
Increase (decrease) in operating liabilities:
Accounts payable	121	(134)
Accrued compensation, accrued expenses and other current and non-current liabilities	(864)	(1,323)
Customer deposits	(3,231)	(1,838)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	33	34

Net cash (used) provided by operating activities	(2,195)	9,314

Investing activities:
Purchase of property, plant and equipment	(689)	(282)
Proceeds from sale of property, plant and equipment	14	7
Purchase of investments	(114,888)	(86,613)
Redemption of investments at maturity	120,920	77,640

Net cash provided (used) by investing activities	5,357	(9,248)

Financing activities:
Proceeds from issuance of long-term debt	—	198
Principal repayments on long-term debt	(33)	(211)
Issuance of common stock	104	34
Dividends paid	(396)	(394)
Purchase of treasury stock	(721)	(229)
Excess tax deduction on stock awards	52	21
Other	—	2

Net cash used by financing activities	(994)	(579)

Effect of exchange rate changes on cash	42	3

Net increase (decrease) in cash and cash equivalents	2,210	(510)
Cash and cash equivalents at beginning of period	4,530	5,150

Cash and cash equivalents at end of period	$6,740	$4,640

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
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
     The Company’s results of operations and cash flows for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 (“fiscal 2011”).
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the Condensed Consolidated Statements of Cash Flows, the line item “Amortization of unrecognized prior service cost and actuarial losses” was reported separately from the line item “Depreciation and amortization” for the six months ended September 30, 2009.
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
     At March 31, 2010, the Company’s backlog included four orders with a value of $6,655 that were placed on hold (suspended) pending further customer evaluation. During the six months ended September 30, 2010, one order valued at $3,298 was returned to active status and one order valued at $1,588 was cancelled. Production had started on the cancelled project prior to such order being put on hold and the customer requested shipment of the partly completed project on an “as is” basis. At September 30, 2010, two orders included in backlog with a value of $2,110 remained on hold (suspended).
NOTE 3 — INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2010 are scheduled to mature between October 7, 2010 and January 6, 2011.
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

     Major classifications of inventories are as follows:

	September 30,	March 31,
	2010	2010

Raw materials and supplies	$2,048	$1,843
Work in process	9,150	5,365
Finished products	655	573

	11,853	7,781
Less — progress payments	7,860	1,683

Total	$3,993	$6,098

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
     There were no stock option awards granted in the three months ended September 30, 2010 and 2009. Stock option awards granted in the six months ended September 30, 2010 and 2009 were 20 and 24, respectively. The stock option awards vest 33⅓% per year over a three-year term. All stock options have a term of ten years from their grant date.
     There were no restricted stock awards granted in the three months ended September 30, 2010 and 2009. Restricted stock awards granted in the six months ended September 30, 2010 and 2009 were 24 and 15, respectively. Performance-vested restricted stock awards granted to officers in the six months ended September 30, 2010 vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics established for the applicable three-year period. Time-vested restricted stock awards granted to officers in the six-month period ended September 30, 2009 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. Time-vested restricted stock awards granted to directors for the six months ended September 30, 2010 and 2009 vest 100% on the first anniversary of the grant date.
     During the three and six months ended September 30, 2010, the Company recognized stock-based compensation costs of $125 and $184, respectively. The income tax benefit recognized related to stock-based compensation was $43 and $63 for the three and six months ended September 30, 2010, respectively. During the three and six months ended September 30, 2009, the Company recognized stock-based compensation costs of $119 and $198, respectively. The income tax benefit recognized related to stock-based compensation for the three and six months ended September 30, 2009 was $41 and $68, respectively.

     On July 29, 2010, the Company’s stockholders approved the Graham Corporation Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200,000 shares of common stock may be purchased under the ESPP.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic income per share

Numerator:
Net income	$1,557	$1,468	$2,435	$4,986

Denominator:
Weighted common shares outstanding	9,877	9,845	9,871	9,838
Share equivalent units (“SEUs”)	60	58	58	56

Weighted average common shares and SEUs	9,937	9,903	9,929	9,894

Basic income per share	$.16	$.15	$.25	$.50

Diluted income per share

Numerator:
Net income	$1,557	$1,468	$2,435	$4,986

Denominator:
Weighted average shares and SEUs outstanding	9,937	9,903	9,929	9,894
Stock options outstanding	40	32	41	31
Contingently issuable SEUs	—	2	—	1

Weighted average common and potential common shares outstanding	9,977	9,937	9,970	9,926

Diluted income per share	$.16	$.15	$.24	$.50

     Options to purchase a total of 61 and 41 shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 7 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$335	$318	$369	$366
(Income) expense for product warranties	120	(21)	150	(74)
Product warranty claims paid	(24)	(18)	(88)	(13)

Balance at end of period	$431	$279	$431	$279

     The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.
NOTE 8 — CASH FLOW STATEMENT:
     Interest paid was $2 in each of the six-month periods ended September 30, 2010 and 2009, respectively. Income taxes paid for the six months ended September 30, 2010 were $1,297. For the six months ended September 30, 2009, income taxes paid were $442, which was net of a $3,426 refund of an overpayment of taxes in the fiscal year ended March 31, 2009.
     During the six months ended September 30, 2010 and 2009, stock option awards were exercised. In connection with such stock option exercises, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $52 and $21, respectively, for such periods. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.
     At September 30, 2010 and 2009, there were $20 and $101 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.

NOTE 9 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$1,557	$1,468	$2,435	$4,986

Other comprehensive income:
Foreign currency translation adjustment	33	2	43	3
Defined benefit pension and other postretirement plans	50	109	96	217

Total comprehensive income	$1,640	$1,579	$2,574	$5,206

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods.
NOTE 10 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$96	$79	$192	$158
Interest cost	335	325	670	649
Expected return on assets	(625)	(464)	(1,250)	(929)
Amortization of:
Unrecognized prior service cost	1	1	2	2
Actuarial loss	106	204	211	409

Net pension (benefit) cost	$(87)	$145	$(175)	$289

     The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2010 and does not expect to make any contributions to the plan for the balance of fiscal 2011.

     The components of the postretirement benefit income are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	9	15	24	30
Amortization of prior service cost	(42)	(42)	(83)	(83)
Amortization of actuarial loss	10	6	15	11

Net postretirement benefit income	$(23)	$(21)	$(44)	$(42)

     The Company paid benefits of $2 related to its postretirement benefit plan during the six months ended September 30, 2010. The Company expects to pay benefits of approximately $107 for the balance of fiscal 2011.
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
     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At September 30, 2010, other than noted above, management was unaware of any other material litigation matters.
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
     The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2010 was $2,218. The liability for unrecognized tax benefits related to this tax position was $445 at September 30 and March 31, 2010, which represents management’s estimate of the potential resolution of this issue. During the six months ended September 30, 2010, there was no change in the balance of the unrecognized tax benefit. Any additional impact on the Company’s income tax liability cannot be determined at this time. The tax benefit and liability for unrecognized tax benefits were recorded in the Company’s Consolidated Statement of Operations as follows:

	Year Ended March 31,
	2007	2008	2009	2010	Total
Tax benefit of research and development tax credit	$1,653	$218	$238	$109	$2,218
Unrecognized tax benefit	—	—	—	(445)	(445)

Net tax benefit of research and development tax credit	$1,653	$218	$238	$(336)	$1,773

     The Company is subject to examination in state and international tax jurisdictions for tax years 2006 through 2009 and tax year 2009, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no other unrecognized tax benefits as of September 30, 2010. During the three months ended September 30, 2010 and 2009, the Company recorded $8 and $32, respectively, for interest related to its uncertain tax position. During the six months ended September 30, 2010 and 2009, $14 and $32, respectively, was recorded for interest related to uncertain tax positions. No penalties related to uncertain tax positions were recorded in any of the three- or six-month periods ended September 30, 2010 or 2009.
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
Overview
     We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers. Our equipment is used in critical applications in the petrochemical, oil refining and electric power generation industries, including cogeneration and geothermal plants. Our equipment can also be found in alternative energy applications, including ethanol, biodiesel and coal and gas-to-liquids and other applications, and other diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, and heating, ventilating and air conditioning.
     Our corporate offices and production facilities are located in Batavia, New York. We also have a wholly-owned foreign subsidiary located in Suzhou, China, which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.
Highlights
     Highlights for the three- and six-month periods ended September 30, 2010 (the second quarter of the fiscal year ending March 31, 2011 (“fiscal 2011”)) include:
•	Net income and income per diluted share for the second quarter of fiscal 2011 were $1,557 and $0.16, respectively, compared with net income of $1,468 and income per diluted share of $0.15 for the second quarter of the fiscal year ended March 31, 2010 (“fiscal 2010”). Net income and income per diluted share for the first six months of fiscal 2011 were $2,435 and $0.24, respectively, compared with net income of $4,986 and income per diluted share of $0.50 for the first six months of fiscal 2010.

•	Net sales for the second quarter of fiscal 2011 were $15,723, down 2% compared with $16,108 for the second quarter of fiscal 2010. Net sales for the first six months of fiscal 2011 were $29,074, down 20% compared with net sales of $36,246 for the first six months of fiscal 2010.

•	Orders booked in the second quarter of fiscal 2011 were $10,476, down 65% compared with the second quarter of fiscal 2010, when orders were $29,567. Orders booked in the first six months of fiscal 2011 were $18,600, down 52% compared with orders booked of $38,405 in the first six months of fiscal 2010.

•	Backlog was $83,316 at September 30, 2010, representing a 7% decrease compared with June 30, 2010, when our backlog was $89,115, but a 65% increase from September 30, 2009, when our backlog was $50,469. We believe 60-70% of the current backlog will convert to sales over the next 12 months. Normally, 85-90% of the backlog is expected to convert to sales within the next 12 months.

•	Gross profit margin for the three- and-six-month periods ended September 30, 2010 was 34% and 32%, respectively, compared with 36% and 39%, respectively for the three- and six-month periods ended September 30, 2009.

•	Cash and short-term investments at September 30, 2010 were $70,800 compared with $74,590 at March 31, 2010.

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
Fiscal 2011 and the Near-Term Market Conditions
     The downturn in the global economy which commenced in the fall of 2007 led to reduced demand for petroleum-based products, which in turn resulted in our customers deferring investment in major capital projects. We believe that we are beginning to observe some positive signs that international customers are again contemplating investments in major capital projects.
     In addition, we believe that the significant increase in construction costs, including raw material costs, which had occurred over the four-to-five-year period prior to the downturn that began in the fall of 2007, also led to delays in new commitments by our customers. The increase in costs resulted in the economics of projects becoming less attractive. We believe this caused our customers in many instances to choose to wait until costs declined, as they have recently.
     Currently, near-term demand trends that we believe are affecting our customers’ investments include the following:
•	As the global economy recovers slowly from the global recession, many emerging economies continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more refined petroleum products. Although uncertainty in the capital markets continues, access to capital has been improving enabling certain previously stalled projects to be released for production.

•	The expansion of the Middle Eastern economies and the continued global growth in demand for oil and refined products has renewed investment activity in this geographic area. We believe that such renewed activity is exemplified by the re-starting of projects in both the petrochemical and refining industries, such as the Jubail and Yanbu export refinery projects in Saudi Arabia. Construction costs for these projects have reportedly been reduced by 20%.

•	Asia, specifically China, experienced continued demand for refined petroleum products such as gasoline in calendar year 2009 and thus far in 2010, following reductions in demand during calendar year 2008 as economic uncertainty stymied growth. This continued demand is driving increased investment in petrochemical and refining projects.

•	South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by expanding economies and increased local demand for gasoline and other products that are derived from oil.

•	The U.S. refining market has experienced some recovery from its bottom. However, refinery utilization remains below levels prior to the downturn, as demand declined from conservation efforts and economic weakness. Uncertainty around U.S. energy policy and its potential impact on production costs is also affecting our customers. As a result, there have been fewer investment dollars in capital projects for refineries in the U.S. This is expected to continue for the next few years.

•	Investments in North American oil sands projects have been delayed as a result of construction costs and uncertainty around U.S. energy policy and the potential impact that policy changes may have on production costs. Recently, however, there have been investments in extraction projects in Alberta and foreign investment in Alberta. Historically, downstream investments that involve our equipment occur two to three years after extraction projects.

•	Weakness in European end markets, which have been impacted by debt concerns in certain Euro-denominated markets, threaten local and global recovery. This may continue to impact both local demand as well as those regions which export to Europe.

     We expect that the consequences of these near-term trends will be additional pressure on our gross margin, as the U.S. refining market has historically provided higher margins than certain international markets. Because of continued global economic uncertainty and the risk associated with growth in emerging economies, we also expect that we will continue to experience volatility in our order pattern. For example, sequentially the past six quarters had new order levels of $8,838, $29,567, $51,644, $18,268, $8,124 and $10,476 in the first, second, third and fourth quarters of fiscal 2010 and the first and second quarters of fiscal 2011, respectively. We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period provides a better measure of our business. For the next several quarters, we also expect to see smaller value projects than what we had seen during the last expansion cycle. As a result, we will have to win a greater number of orders to achieve a similar or higher level of revenue.
Shift to International Growth Expected to Drive Next Industry Cycle
     Over the long-term, we expect demand for energy products and, therefore, our customers’ markets, to regain their strength and, while remaining cyclical, continue to grow. We anticipate that recovery and growth will initially be sluggish, especially in the U.S. market. We believe the long-term trends remain strong and that the drivers of future growth may include:
     Demand Trends
•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia, in particular China and India.

•	Increased development of geothermal electrical power plants in certain regions is expected to help meet projected growth in demand for electrical power.

•	Increased global regulations over the refining and petrochemical industries are expected to continue to drive requirements for capital investments.

•	Increased demand is expected from the nuclear power generation industry and the defense industry.

     Impact of Demand Trends
•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased investments in new power projects are expected in Asia and South America to meet projected consumer demand increases.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Long-term growth potential is believed to exist in alternative energy markets, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.
     We believe that all of the above factors offer us long-term growth opportunity to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.
     Emerging markets require petroleum-based products. These markets are expected to continue to grow at rates faster than the U.S. Therefore, we expect international opportunities will be more plentiful relative to domestic projects. Our domestic sales as a percentage of aggregate product sales, which had increased from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009, decreased to 45% in fiscal 2010. In the first six months of fiscal 2011, domestic sales remained at 45%. The economic recovery, which we believe has partly begun in the international markets, is expected to provide greater opportunities in international markets than in the domestic market in the near term. Our order rates for fiscal 2010 were 50% domestic and 50% international. However, the fiscal 2010 domestic order level was heavily impacted by a large order (in excess of $25,000) from Northrop Grumman to supply surface condensers for the U.S. Navy. If we exclude this project, the international order percentage in fiscal 2010 would have exceeded 65%. In the first six months of fiscal 2011, international orders were 58% of total orders. As we look at the remainder of fiscal 2011 and beyond, we believe international sales and orders will continue to surpass domestic sales and orders.
Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$15,723	$16,108	$29,074	$36,246
Net income	$1,557	$1,468	$2,435	$4,986
Diluted income per share	$0.16	$0.15	$0.24	$0.50
Total assets	$107,048	$88,784	$107,048	$88,784

The Second Quarter of Fiscal 2011 Compared With the Second Quarter of Fiscal 2010
     Sales for the second quarter of fiscal 2011 were $15,723, down 2% compared with sales of $16,108 for the second quarter of fiscal 2010. The decrease in sales was due to lower sales of condensers and ejectors, mostly offset by sales increases of pumps and heat exchangers. International sales accounted for 52% and 50% of total sales for the second quarter of fiscal 2011 and fiscal 2010, respectively. International sales year-over-year increased $182, or 2%, driven by stronger sales to South America, Mexico and Africa, partly offset by lower Middle East and Asia sales. Domestic sales decreased $567, or 7%, in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. We believe the shift toward a higher international sales mix will continue in fiscal 2011 and beyond. Sales in the three months ended September 30, 2010 were 34% to the refining industry, 32% to the chemical and petrochemical industries and 34% to other commercial and industrial applications. Sales in the three months ended September 30, 2009 were 44% to the refining industry, 33% to the chemical and petrochemical industries and 23% to other commercial and industrial applications. For additional information on anticipated future sales and our markets, see “Orders and Backlog” below.
     Sales for the first six months of fiscal 2011 were $29,074, down 20% compared with sales of $36,246 for the first six months of fiscal 2010. The decline in year-to-date sales was due to overall reduced demand in all product lines except for pumps and heat exchangers. International sales accounted for 55% and 49% of total sales for the first six months of fiscal 2011 and fiscal 2010, respectively. International sales year-over-year decreased $1,885, or 11%. International sales decreased in Asia by $4,162, or 34%, and the Middle East by $918, or 28%. This sales variability, as compared with the prior year period, reflects the short-term volatility in production and shipment timing, which can be counter to long-term expectations. All other international markets increased, in aggregate by $3,195, or 127%. Domestic sales decreased $5,287, or 29% in the six months ending September 30, 2010 compared with the six months ending September 30, 2009. Sales in the first six months of fiscal 2011 were 30% to the refining industry, 35% to the chemical and petrochemical industries and 35% to other commercial and industrial applications. Sales in the first six months of fiscal 2010 were 45% to the refining industry, 28% to the chemical and petrochemical industries and 27% to other commercial and industrial applications. For additional information on future anticipated sales and our markets, see “Orders and Backlog” below.
     Our gross profit margin for the second quarter of fiscal 2011 was 34% compared with 36% for the second quarter of fiscal 2010. Gross profit dollars for the second quarter of fiscal 2011 decreased 9% compared with fiscal 2010. Gross profit margin and dollars decreased primarily due to a more competitive pricing environment and a small volume decrease.
     Our gross profit margin for the first six months of fiscal 2011 was 32% compared with 39% for the first six months of fiscal 2010. Gross profit dollars for the first six months of fiscal 2011 decreased 35% compared with fiscal 2010. Gross profit margin and dollars decreased primarily due to non-repeatable raw material purchasing benefits achieved in the first quarter of fiscal 2010 and the 20% decrease in sales volume experienced during the first six months of fiscal 2011, as discussed above.
     Selling, general and administrative (“SG&A”) expense in the three- and six-month periods ended September 30, 2010 decreased $13, or relatively unchanged, and $694, or 11%, respectively, compared with the same periods of the prior year. SG&A expenses in the first half of fiscal 2011 were lower due to the savings realized from restructuring which occurred in fiscal 2010, lower pension expense and variable compensation and commissions related to reduced sales and income.
     SG&A expense as a percent of sales for the three- and six-month periods ended September 30, 2010 was consistent at 19%. This compared with 19% and 17%, respectively, for the same periods ended September 30, 2009.
     Interest income for the three- and six-month periods ended September 30, 2010 was $18 and $34, respectively. Interest income for the same periods of fiscal 2010 was $15 and $33, respectively. Low levels of interest income relative to the amount of cash invested reflects the persistent low level of interest rates on short term U.S. government securities.
     Interest expense was $9 and $16 for the three and six month periods ended September 30, 2010, down from $33 and $34 for the quarter ended September 30, 2009. Included in the second quarter of fiscal 2010 was an interest expense of $32 related to a charge for an unrecognized tax benefit, as discussed below.
     Our effective tax rate for both the second quarter of fiscal 2011 and the first half of the year was 33%. Our projected effective tax rate for fiscal 2011 is between 30% and 33%. The tax rate in the three and six months ended September 30, 2009 was 46% and 36%, respectively (the effective tax rate for fiscal 2010 was 37%). The higher effective tax rate in the prior fiscal year periods was the result of tax adjustments recorded in fiscal 2010 for unrecognized tax benefits related to research and development tax credits and a valuation allowance against certain deferred tax assets. This charge lowered earnings per share in the second fiscal quarter of 2010 by $0.05 per share. See Note 12 to the Condensed Consolidated Financial Statements.
     Net income for the three and six months ended September 30, 2010 was $1,557 and $2,435, respectively, compared with $1,468 and $4,986, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2011 was $0.16 and $0.24 for the three and six-month periods, compared with $0.15 and $0.50 for the same periods of fiscal 2010.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2010	2010
Cash and investments	$70,800	$74,590
Working capital	58,428	56,704
Working capital ratio(1)	2.9	2.6

1)	Working capital ratio equals current assets divided by current liabilities.
     Net cash used by operating activities for the first six months of fiscal 2011 was $2,195, compared with $9,314 of cash generated by operating activities for the first six months of fiscal 2010. The increase in cash used was due to lower net income, large changes in both unbilled revenue and income tax receivable in fiscal 2010 that were not repeated in fiscal 2011, and a reduction in customer deposits.

     We used $721 of cash to repurchase 48 shares of common stock in the three- and six-month periods ended September 30, 2010. This compares to $0 and $229 which was used to repurchase 0 and 26 shares of common stock in the three and six month periods ended September 30, 2009. The Board of Directors implemented a stock repurchase program which was announced in January 2009. The stock repurchase program is effective through the earlier of July 29, 2011, when all 1,000 shares available are repurchased by us or when our Board of Directors terminates the program. In total, 351 shares have been repurchased under this plan at a total cost of $3,238.
     Dividend payments in the first six months of fiscal 2011 were $396 compared with $394 for the first six months of fiscal 2010.
     Capital expenditures in the first six months of fiscal 2011 were $689, compared with $282 in the same period the prior year. The higher level of capital spending reflects an investment in a major project for the U.S. Navy. We continue to expect capital expenditures for fiscal 2011 will be between $2,800 and $3,300, of which $1,500 will be used to support our U.S. Navy project.
     Our cash, cash equivalents, and investments on September 30, 2010 were $70,800 compared with $74,590 at the end of fiscal 2010. Investments on September 30, 2010 were $64,060 compared with $70,060 on March 31, 2010. Investments are made in United States government instruments, generally with maturity periods of 91 to 120 days.
     Our current cash, cash equivalents, and investments position was bolstered by a significant increase in customer deposits, which occurred in the fourth quarter of fiscal 2010. A small number of major customers provided upfront negotiated cash payments to assist in lowering our cost to complete their projects. This cash will be utilized to procure materials for these customers’ projects in the fiscal years ended March 31, 2011 and 2012. We often obtain progress payments for large projects from our customers throughout the procurement and manufacturing process. In recent quarters, more cash was provided for certain orders shortly after the order was secured. During the remainder of fiscal 2011, we expect operating cash flow may be negative at times, as the customer deposits balance is utilized to procure materials to support production. Through the first half of fiscal 2011, our customer deposit liability decreased by $3,231.
     Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $30,000, including letters of credit and bank guarantees. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on September 30, 2010 and March 31, 2010 were $12,412 and $9,584, respectively. Other utilization of our credit facility limits at September 30, 2010 and March 31, 2010 were $0. Our borrowing rate as of September 30, 2010 was Bank of America’s prime rate minus 125 basis points, or 2.00%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three- and six-month periods ended September 30, 2010 were $10,476 and $18,600, respectively, compared with $29,567 and $38,405 for the same periods in the prior fiscal year. Orders represent communications received from customers requesting us to supply products and services.
     During the second quarter of fiscal 2011, we experienced a decline in refining orders of $15,226, or 72%. This was primarily due to a large refinery order in Saudi Arabia we received in fiscal 2010. Orders for all other markets decreased $3,865, or 46%. Orders for the first six months of fiscal 2011 decreased in the refining market by $15,741, or 67%. Orders decreased $3,358, or 43% in petrochemical markets and $706, or 10% in other commercial and industrial applications.
     Domestic orders were 33%, or $3,477, while international orders were 67%, or $6,999, of total orders in the reported quarter compared with the same period in the prior fiscal year, when domestic orders were 21%, or $6,141 and international orders were 79%, or $23,426, of total orders.
     For the first half of fiscal 2011, domestic orders were 42% of total orders or $7,743, while international orders were 58%, or $10,857. During the first six months of fiscal 2010, domestic orders were 26%, or $10,096, and international orders were 74% of total orders, or $28,309.
     Backlog was down 12% to $83,316 at September 30, 2010, compared with a record $94,255 backlog at March 31, 2010. However, compared with the year ago period, backlog has increased over the past 12 months by 65% from $50,469. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 60-70% of orders currently in backlog are expected to be converted to sales within the next twelve months. This is significantly different from our normal conversion, which is approximately 85%-90% over an upcoming twelve-month period. Our current backlog conversion period has been lengthened due to a small number of large projects (especially the Northrop Grumman project for the U.S. Navy), with extended delivery requirements. At September 30, 2010, 40% of our backlog was attributable to equipment for refinery project work, 10% to chemical and petrochemical projects, and 50% for other commercial or industrial applications (including the Northrop Grumman order for the U.S. Navy). At September 30, 2009, 55% of our backlog was attributed to equipment for refinery project work, 33% to chemical and petrochemical projects, and 12% for other commercial or industrial applications.
     At March 31, 2010, our backlog included four orders with a value of $6,655 that were placed on hold (suspended) pending further customer evaluation. At September 30, 2010, two orders included in backlog with a value of $2,110 remained on hold (suspended). During the second quarter, one project valued at $3,298 was re-activated by the customer and we resumed production on this project. During the first quarter, an order valued at $1,588 was cancelled. Production had started on the latter project prior to being put on hold and the customer requested shipment of the partly completed project on an “as is” basis. At September 30, 2010, two orders included in backlog with a value of $2,110 remained on hold (suspended).
Outlook
     Sales have begun to improve as evidenced in the second quarter of fiscal 2011. Sales increased sequentially by 18% in the second quarter of fiscal 2011 compared with the first quarter; at $15,723, up from $13,351. The third and fourth quarters of fiscal 2010 and the first and second quarters of fiscal 2011 are expected to represent the trough in sales for our business in this down cycle. Sales across this four quarter period were $12,166 and $13,777 in the third and fourth quarters of fiscal 2010, respectively, and $13,351 and $15,723 in the first and second quarters of fiscal 2011, respectively. We expect the sequential sales growth, which occurred from the first to the second quarter of fiscal 2011, to continue into the third quarter and further growth in the fourth quarter of fiscal 2011. Sales in the first half of fiscal 2011 were $29,074. We expect sales in the second half of fiscal 2011 to be 25% to 50% above the level of the first half of fiscal 2011. While our gross margin in the first half of fiscal 2011 was 32%, we expect gross margin gains driven by improved utilization to be fully offset by the depressed / competitive order pricing environment which occurred during the past 12 months.
     Our order activity was strong in fiscal 2010 and our backlog on March 31, 2010 was a record $94,255. Orders in the first and second quarters of fiscal 2011 were light, at $8,124 and $10,476 and our backlog decreased 12%, from our record high, to $83,316. We expect fiscal 2011 order levels to continue to be variable by quarter. While we have seen some improvements in the Middle East, Asia and recently, South America, it is not clear that the recovery in the international markets has fully taken hold. We also believe the domestic market will be relatively weak for fiscal 2011 and beyond. We expect orders in the third and fourth quarters of fiscal 2011 to improve compared with the first and second quarters. We are generally encouraged by the outlook, however, we anticipate that recovery will commence slowly, particularly in the U.S. markets.
     Normally, we convert 85% to 90% of existing backlog to sales within a twelve month period. However, we have a few large orders (e.g., Northrop Grumman for the U.S. Navy project and a few large Middle East refinery orders) that extended our March 31, 2010 backlog well beyond this normal level. We expect to convert approximately 50% to 60% of our March 31, 2010 backlog to sales in fiscal 2011 and 60% to 70% of our current, September 30, 2010, backlog over the next 12 months.
     For fiscal 2011, we continue to expect sales to increase by 5% to 15%, to between $65,000 and $72,000 when compared with fiscal 2010. The lower end of this range is tied to our customers releasing projects in our backlog for production. The upper end of the range may be achieved by faster conversion of backlog to sales, if certain of our customers are willing to release projects for us to start production earlier than currently planned.
     We believe gross profit margin for fiscal 2011 will be in the 28% to 30% range. This margin level is below the gross profit margin level achieved in fiscal 2010, which had improved margins in the first two quarters resulting from raw material purchasing benefits. Our expectations on margins in fiscal 2011 will likely be adversely affected by the following:
•	A significantly enhanced competitive environment, as we and our competitors have been aggressively pursuing fewer projects.

•	A shift toward international markets, where margins are generally lower when compared with domestic projects.

•	Continued expected underutilization of capacity, especially in the first two quarters of fiscal 2011.
     We believe to achieve the upper end of our margin projections and potential upside above the range can occur with increased volume to minimize under utilization of capacity, continued improvements in manufacturing productivity, and continued focus and success in error elimination and rework.
     Gross profit margins are expected to improve beyond fiscal 2011 as volumes increase. We believe the gross profit margin percentage at the peak of the next cycle will be in the mid-to-upper 30% range.

     SG&A spending is expected to be between $11,800 and $12,300 for fiscal 2011. Our effective tax rate during fiscal 2011 is expected to be between 30% and 33% absent one time adjustments.
     Cash flow in fiscal 2011 is expected to be negative due to the drawdown of customer deposits which grew in the fourth quarter of fiscal 2010 from $5,461 at December 31, 2009 to $22,022 at March 31, 2010 (and have decreased 15% to $18,796 on September 30, 2010). The increase in customer deposits was due to a small number of major customers who provided upfront negotiated cash payments to assist in lowering our cost to complete their projects. This cash will be utilized to procure materials for these customers’ projects from fiscal 2011 through fiscal 2013. We also expect to spend $2,800 to $3,300 in capital spending, above our normal $1,500 to $2,000 range, due to a $1,500 capital project required for the Northrop Grumman project for the U.S. Navy.
Commitments and Contingencies
     We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for amounts below expected defense costs. Neither the outcome of these lawsuits nor the potential for liability can be determined at this time.
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of September 30, 2010, other than noted above, we were unaware of any material litigation matters.
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
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of September 30, 2010 or March 31, 2010, other than operating leases.

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
Foreign Currency
     International consolidated sales for the three- and six-month periods ending September 30, 2010 were 52% and 55% of total sales, respectively, compared with 50% and 49% for the same periods of fiscal 2010. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.
     In the first six months of each of fiscal 2011 and fiscal 2010, all sales by us and our wholly-owned Chinese subsidiary, for which we were paid, were denominated in the local currency (the vast majority of which were in U.S. dollars, with a small amount of sales denominated in Chinese RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. In the first six months of fiscal 2011 and 2010, our purchases in foreign currencies represented 2% and 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2010 and March 31, 2010, we held no forward foreign currency contracts.
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

Project Cancellation and Project Continuation Risk
     Recent economic conditions have led to a higher likelihood of project cancellation by our customers. As described in Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this report, we had one project for $1,588 cancelled in the first six months of fiscal 2011. In the first six months of fiscal 2010, one project was cancelled, totaling $519. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.
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

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
September 30, 2010
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under our previously announced stock repurchase program, we may make repurchases from time to time either in the open market or through privately negotiated transactions and fund such repurchases with current cash on hand and cash generated from operations. Our stock repurchase program terminates at the earlier of the expiration of the program in July 2011, when all 1,000 shares authorized thereunder are repurchased or when our Board of Directors otherwise determines to terminate the program. Common stock repurchases in the quarter ended September 30, 2010 were as follows:

			(c)(1)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	(a)	(b)	As Part of	May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under
	of Shares	Paid Per	Plans or	The Plans or
Period	Purchased	Share	Programs	Programs

7/1/2010 - 7/31/2010	—	—	303	697
8/1/2010 - 8/31/2010	—	—	303	697
9/1/2010 - 9/30/2010	48	$14.94	351	649

Total	48	$14.94	351	649

(1)	The total number of shares repurchased as part of our publicly announced program includes all shares repurchased since the commencement of the stock repurchase program on January 29, 2009.
Item 6. Exhibits
     See index to exhibits on page 31 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and Chief Financial Officer

Date: November 2, 2010

INDEX OF EXHIBITS
(10)	Material Contracts

(4)	Instruments defining the rights of security holders, including indentures.
4.1	The Graham Corporation Employee Stock Purchase Plan is incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-169015) filed on August 24, 2010.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications