Form 10-Q
period 2010-12-31
GRAHAM CORP
filed 2011-02-08
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010.
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
Yes ☐ No ☑
     As of February 3, 2011, there were outstanding 9,839,994 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of December 31, 2010 and March 31, 2010
and
for the Three and Nine-Month Periods Ended December 31, 2010 and 2009

Page
Part I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

Part II. OTHER INFORMATION
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
Signatures	35
Index to Exhibits	36
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2010
PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2010	2010
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$20,718	$4,530
Investments	27,516	70,060
Trade accounts receivable, net of allowances ($8 and $17 at December 31, and March 31, 2010, respectively)	6,065	7,294
Unbilled revenue	7,488	3,039
Inventories	5,502	6,098
Prepaid expenses and other current assets	1,164	651

Total current assets	68,453	91,672
Property, plant and equipment, net	11,723	9,769
Prepaid pension asset	7,917	7,335
Goodwill	17,326	—
Other assets	199	203

Total assets	$105,618	$108,979

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$48	$66
Accounts payable	5,739	6,623
Accrued compensation	3,523	4,010
Accrued expenses and other liabilities	2,916	2,041
Customer deposits	14,368	22,022
Income taxes payable	758	68
Deferred income tax liability	143	138

Total current liabilities	27,495	34,968

Capital lease obligations	113	144
Accrued compensation	321	292
Deferred income tax liability	2,564	2,930
Accrued pension liability	237	246
Accrued postretirement benefits	913	880
Contingent liability	1,800	—
Other long-term liabilities	536	445

Total liabilities	33,979	39,905

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value
Authorized, 500 shares
Common stock, $.10 par value
Authorized, 25,500 shares
Issued, 10,203 and 10,155 shares at December 31 and March 31, 2010 respectively	1,020	1,016
Capital in excess of par value	16,002	15,459
Retained earnings	62,219	59,539
Accumulated other comprehensive loss	(4,174)	(4,386)
Treasury stock (363 and 305 shares at December 31 and March 31, 2010, respectively)	(3,428)	(2,554)

Total stockholders’ equity	71,639	69,074

Total liabilities and stockholders’ equity	$105,618	$108,979

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)
Net sales	$19,215	$12,166	$48,289	$48,412
Cost of products sold	14,352	8,345	34,229	30,459

Gross profit	4,863	3,821	14,060	17,953

Other expenses and income:
Selling, general and administrative	3,583	2,718	9,169	8,998
Interest income	(13)	(11)	(47)	(44)
Interest expense	14	—	30	34
Other expense	—	—	—	96

Total other expenses and income	3,584	2,707	9,152	9,084

Income before income taxes	1,279	1,114	4,908	8,869
Provision for income taxes	442	350	1,636	3,119

Net income	837	764	3,272	5,750
Retained earnings at beginning of period	61,578	58,558	59,539	53,966
Dividends	(196)	(197)	(592)	(591)

Retained earnings at end of period	$62,219	$59,125	$62,219	$59,125

Per share data:
Basic:
Net income	$.08	$.08	$.33	$.58

Diluted:
Net income	$.08	$.08	$.33	$.58

Weighted average common shares outstanding:
Basic:	9,899	9,903	9,919	9,897
Diluted:	9,930	9,945	9,956	9,933

Dividends declared per share	$.02	$.02	$.06	$.06

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
	(Amounts in thousands)
Operating activities:
Net income	$3,272	$5,750

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	884	751
Amortization of unrecognized prior service cost and actuarial losses	218	508
Discount accretion on investments	(44)	(40)
Stock-based compensation expense	336	317
Loss on disposal of property, plant and equipment	18	3
Deferred income taxes	(532)	(228)
(Increase) decrease in operating asset, net of acquisition:
Accounts receivable	2,803	(855)
Unbilled revenue	(3,852)	8,419
Inventories	1,149	1,027
Income taxes receivable/payable	690	629
Prepaid expenses and other current and non-current assets	(271)	(58)
Prepaid pension asset	(582)	(184)
Increase (decrease) in operating liabilities:
Accounts payable	(1,461)	(1,996)
Accrued compensation, accrued expenses and other current and non-current liabilities	(569)	(945)
Customer deposits	(7,961)	(432)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	54	57

Net cash (used) provided by operating activities	(5,848)	12,723

Investing activities:
Purchase of property, plant and equipment	(1,435)	(502)
Proceeds from sale of property, plant and equipment	14	7
Purchase of investments	(138,402)	(134,673)
Redemption of investments at maturity	180,990	124,710
Acquisition of Energy Steel & Supply Company (See Note 2)	(17,882)	—

Net cash provided (used) by investing activities	23,285	(10,458)

Financing activities:
Proceeds from issuance of long-term debt	—	821
Principal repayments on long-term debt	(49)	(841)
Issuance of common stock	146	34
Dividends paid	(592)	(591)
Purchase of treasury stock	(874)	(229)
Excess tax deduction on stock awards	66	21
Other	—	4

Net cash used by financing activities	(1,303)	(781)

Effect of exchange rate changes on cash	54	4

Net increase in cash and cash equivalents	16,188	1,488
Cash and cash equivalents at beginning of period	4,530	5,150

Cash and cash equivalents at end of period	$20,718	$6,638

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include its wholly-owned foreign subsidiary located in China at December 31, 2010 and March 31, 2010 and for the three and nine months ended December 31, 2010 and 2009 and its wholly-owned domestic subsidiary located in Lapeer, Michigan at December 31, 2010 and for the period December 15, 2010 through December 31, 2010 (See Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2010. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“fiscal 2010”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 (“fiscal 2011”).
NOTE 2 — ACQUISITION:
     On December 14, 2010, the Company completed its acquisition of Energy Steel & Supply Co. (“Energy Steel”), a privately-owned code fabrication and specialty machining company located in Lapeer, Michigan dedicated primarily to the nuclear power industry. The Company believes that this acquisition furthers its growth strategy through market and product diversification, broadens its offerings to the energy markets and strengthens its presence in the nuclear sector.
     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of Energy Steel were included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. The purchase price was $17,882 in cash. Acquisition-related costs of $666 were expensed in the third quarter of fiscal 2011 and are included in

Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The purchase agreement also includes a contingent earn-out, which ranges from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. If achieved, the earn-out will be payable in fiscal 2011 and fiscal 2012 and is treated as additional purchase price. In addition, the Company and Energy Steel entered into a five year lease agreement with ESSC Investments, LLC for Energy Steel’s manufacturing and office facilities located in Lapeer, Michigan which includes an option to renew the lease for an additional five year term. The Company and Energy Steel also have an option to purchase the leased facility for $2,500 at any time during the first two years of the lease term. ESSC Investments, LLC is partly owned by the President of Energy Steel.
     The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition and the amount exceeding the fair value of $17,326 was recorded as goodwill, which is not deductible for tax purposes. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the finalization of the valuation of intangible assets, and the final reconciliation and confirmation of tangible assets. The valuation of acquisition-related intangible assets will be finalized within twelve months of the close of the acquisition. The fair value of acquisition-related intangible assets includes customer relationships, teaming partner agreements, permits and certificates. It is estimated that a significant portion of the goodwill will be allocated to acquisition-related intangible assets, some of which may have an indefinite life. Changes to the preliminary valuation will result in material adjustments to the fair value of assets and liabilities acquired. Adjustments to record intangible assets acquired will result in a reduction of goodwill.
     The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition:

December 14,
2010
Assets acquired:
Current assets	$2,768
Property, plant & equipment	1,390
Goodwill	17,326
Other assets	32

Total assets acquired	21,516
Liabilities assumed:
Current liabilities	1,834

Total liabilities assumed	1,834

Purchase price	$19,682

     The Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2010 includes net sales from Energy Steel of $684. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Energy Steel acquisition had occurred at the beginning of each of the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Sales	$21,274	$19,596	$57,355	$64,520
Net income	361	2,166	3,701	6,676
Earnings per share
Basic	$.04	$.22	$.37	$.67
Diluted	$.04	$.22	$.37	$.67
     The unaudited pro forma information presents the combined operation results of Graham Corporation and Energy Steel, with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of depreciation of fixed assets based on the preliminary purchase price allocation, the adjustment to interest income reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at the Company’s weighted average interest income rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate.
     The unaudited pro forma results are presented for illustrative purposes only. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.
NOTE 3 — REVENUE RECOGNITION:
     The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when evident. There is no reserve for credit losses related to unbilled revenue recorded for contracts accounted for on the percentage of completion method. Any reserve for credit losses related to unbilled revenue is recorded as a reduction to revenue.
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
     At March 31, 2010, the Company’s backlog included four orders with a value of $6,655 that had been placed on hold (suspended) pending further customer evaluation. During the nine months ended December 31, 2010, two orders valued at $4,278 were returned to active status and one order valued at $1,588 was cancelled. Production had started on the cancelled project prior to such order being put on hold and the customer requested shipment of the partly completed project on an “as is” basis. At December 31, 2010, one order included in backlog with a value of $1,130 remained on hold (suspended).
NOTE 4 — INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the United States Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2010 are scheduled to mature between January 6, 2011 and April 7, 2011.
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
     Major classifications of inventories are as follows:

	December 31,	March 31,
	2010	2010
Raw materials and supplies	$2,184	$1,843
Work in process	10,788	5,365
Finished products	424	573

	13,396	7,781
Less — progress payments	7,894	1,683

Total	$5,502	$6,098

NOTE 6 — STOCK-BASED COMPENSATION:
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
     There were no stock option awards granted in the three months ended December 31, 2010 and 2009. Stock option awards granted in the nine months ended December 31, 2010 and 2009 were 20 and 24, respectively. The stock option awards vest 33 1/3% per year over a three-year term. All stock options have a term of ten years from their grant date.
     There were no restricted stock awards granted in the three months ended December 31, 2010 and 2009. Restricted stock awards granted in the nine-month periods ended December 31, 2010 and 2009 were 24 and 15, respectively. Performance-vested restricted stock awards granted to officers in fiscal 2011 vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics established for the applicable three-year period. Time-vested restricted stock awards granted to officers in fiscal 2010 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. Time-vested restricted stock awards granted to directors in the fiscal 2011 and fiscal 2010 vest 100% on the first anniversary of the grant date.
     During the three and nine months ended December 31, 2010, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $124 and $307, respectively. The income tax benefit recognized related to stock-based compensation was $43 and $106 for the three and nine months ended December 31, 2010, respectively. During the three and nine months ended December 31, 2009, the Company recognized stock-based compensation costs of $119 and $317, respectively. The income tax benefit recognized related to stock-based compensation for the three and nine months ended December 31, 2009 was $41 and $110, respectively.
     On July 29, 2010, the Company’s stockholders approved the Graham Corporation Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200,000 shares of common stock may be purchased under the ESPP. During the three and nine months ended December 31, 2010, the Company recognized stock-based compensation costs of $29 related to this Plan.
NOTE 7 — INCOME PER SHARE:
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic income per share

Numerator:
Net income	$837	$764	$3,272	$5,750

Denominator:
Weighted common shares outstanding	9,839	9,845	9,860	9,840

Share equivalent units (“SEUs”)	60	58	59	57

Weighted average common shares and SEUs	9,899	9,903	9,919	9,897

Basic income per share	$.08	$.08	$.33	$.58

Diluted income per share

Numerator:
Net income	$837	$764	$3,272	$5,750

Denominator:
Weighted average shares and SEUs outstanding	9,899	9,903	9,919	9,897
Stock options outstanding	31	40	37	34
Contingently issuable SEUs	—	2	—	2

Weighted average common and potential common shares outstanding	9,930	9,945	9,956	9,933

Diluted income per share	$.08	$.08	$.33	$.58

     Options to purchase a total of 17 shares of common stock were outstanding at December, 31, 2010 and 2009, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.
NOTE 8 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Balance at beginning of period	$431	$279	$369	$366
Expense (income) for product warranties	(136)	44	14	(30)
Product warranty claims paid	(110)	(75)	(198)	(88)

Balance at end of period	$185	$248	$185	$248

     The income of $136 and $30 for product warranties in the three months ended December 31, 2010 and nine months ended December 31, 2009, respectively, resulted from the reversal of provisions made that were no longer required due to lower claims experience.

     The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.
NOTE 9 — CASH FLOW STATEMENT:
     Interest paid was $4 and $2 for the nine months ended December 31, 2010 and 2009, respectively. In addition, income taxes paid for the nine months ended December 31, 2010 were $1,319. For the nine months ended December 31, 2009, income taxes paid were $2,697, which was net of a $3,426 refund of an overpayment of taxes in the fiscal year ended March 31, 2009.
     During the nine months ended December 31, 2010, non cash activities included the recording of a $1,800 contingent liability for the contingent earn-out related to the acquisition of Energy Steel, which was treated as additional purchase price.
     During the nine months ended December 31, 2010 and 2009, stock option awards were exercised. In connection with such stock option exercises, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $66 and $21, respectively, for such periods. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.
     At December 31, 2010 and 2009, there were $34 and $7 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.
NOTE 10 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$837	$764	$3,272	$5,750

Other comprehensive income:
Foreign currency translation adjustment	26	—	69	3
Defined benefit pension and other postretirement plans	47	108	143	325

Total comprehensive income	$910	$872	$3,484	$6,078

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods.

NOTE 11 — EMPLOYEE BENEFIT PLANS:
     The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$97	$79	$289	$237
Interest cost	335	324	1,005	973
Expected return on assets	(625)	(465)	(1,875)	(1,394)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	105	205	316	614

Net pension (income) cost	$(87)	$144	$(262)	$433

     The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2010 and does not expect to make any contributions to the plan for the balance of fiscal 2011.
     The components of the postretirement benefit income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	12	16	36	46
Amortization of prior service cost	(42)	(41)	(125)	(124)
Amortization of actuarial loss	8	5	23	16

Net postretirement benefit income	$(22)	$(20)	$(66)	$(62)

     The Company paid benefits of $3 related to its postretirement benefit plan during the nine months ended December 31, 2010. The Company expects to pay benefits of approximately $106 for the balance of fiscal 2011.
NOTE 12 — COMMITMENTS AND CONTINGENCIES:
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

     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At December 31, 2010, other than noted above, management was unaware of any other material litigation matters.
NOTE 13 — INCOME TAXES:
     The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for tax year 2009 and is subject to examination for tax year 2010. The IRS has completed its examination for tax years 2006 through 2008. In June 2010, the IRS proposed an adjustment, plus interest, to disallow substantially all of the research and development tax credit claimed by the Company in tax years 2006 through 2008. The Company filed a protest to appeal the adjustment in July 2010. The Company believes its tax position is correct and will continue to take appropriate actions to vigorously defend its position.
     The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2011 was $2,383. The liability for unrecognized tax benefits related to this tax position was $477 and $455 at December 31 and March 31, 2010, respectively, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time. The tax benefit and liability for unrecognized tax benefits were recorded in the Company’s Consolidated Statement of Operations as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Total
Tax benefit of research and development tax credit	$1,653	$218	$238	$137	$137	$2,383

Unrecognized tax benefit	—	—	—	(445)	(32)	(477)

Net tax benefit of research and development tax credit	$1,653	$218	$238	$(308)	$105	$1,906

     The Company is subject to examination in state and international tax jurisdictions for tax years 2006 through 2010 and tax years 2009 through 2010, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had no other unrecognized tax benefits as of December, 31, 2010. During the three months ended December 31, 2010 and 2009, the Company recorded $13 and $0, respectively, for interest related to its uncertain tax position. During the nine months ended December 31, 2010 and 2009, $27 and $32, respectively, was recorded for interest related to uncertain tax positions. No penalties related to uncertain tax positions were recorded in any of the three- or nine-month periods ended December 31, 2010 or 2009.

NOTE 14 — DEBT:
     On December 3, 2010, the Company entered into a new revolving credit facility agreement that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option at any time to up to $50,000. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The agreement has a three year term, with two automatic one year extensions.
     At the Company’s option, amounts outstanding under the agreement will bear interest at either (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus a margin. The margin is based upon the Company’s funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and may range from 2.00% to 1.00%. Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.375% and 0.200%, depending on the above ratio.
     Outstanding letters of credit under the agreement are subject to a fee of between 1.25% and ..75%, depending on the Company’s ratio of funded debt to EBITDA. The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of .55% by securing outstanding letters of credit with cash and cash equivalents. At December 31, 2010, outstanding letters of credit were secured by cash and cash equivalents.
     Under the new revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1 and a minimum earnings before interest expense and income taxes to interest ratio of 4.0 to 1. The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a maximum funded debt to EBITDA ratio of greater than 2.0 to 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)
Overview
     We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers to the refining and petrochemical industries, and a supplier of components and raw materials to the nuclear power generating market. Our equipment is used in critical applications in the petrochemical, oil refining and electric power generation industries, including nuclear, cogeneration and geothermal plants. Our equipment can also be found in alternative energy applications, including ethanol, biodiesel and coal and gas-to-liquids and other applications, and other diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, and heating, ventilating and air conditioning.
     Our corporate offices are located in Batavia, New York and we have production facilities in both Batavia, New York and Lapeer, Michigan. We have a wholly-owned foreign subsidiary located in Suzhou, China, which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.
     In advancement of our strategy to diversify our products and broaden our offerings to the energy industry, on December 14, 2010, we acquired Energy Steel and Supply Company (“Energy Steel”), which is now a wholly-owned domestic subsidiary of ours located in Lapeer, Michigan. Energy Steel is a code fabrication and specialty machining company which provides products to the nuclear industry, primarily in the United States. This transaction was accounted for under the purchase method of accounting. Accordingly, the results of Energy Steel were included in our Condensed Consolidated Financial Statements from the date of acquisition.
Highlights
     Highlights for the three- and nine-month periods ended December 31, 2010 (the third quarter of the fiscal year ending March 31, 2011 (“fiscal 2011”)) include:
•	Net sales for the third quarter of fiscal 2011 were $19,215, up 58% compared with $12,166 for the third quarter of fiscal 2010. Net sales for the first nine months of fiscal 2011 were $48,289, compared with net sales of $48,412 for the first nine months of fiscal 2010. Included in net sales were $684 associated with our acquisition of Energy Steel.

•	Net income and income per diluted share for the third quarter of fiscal 2011 were $837 or $0.08, respectively, compared with net income of $764 and income per diluted share of $0.08 for the third quarter of the fiscal year ended March 31, 2010 (“fiscal 2010”). Included in the third quarter of fiscal 2011 was $510, net of income tax, or $0.05 per diluted share, of transaction costs, related to our acquisition of Energy Steel. Excluding these transaction costs, net income and income per diluted share for the third quarter of fiscal 2011 were $1,347 or $0.13, respectively. With the transaction costs excluded, net income increased by $583, or 76%.

•	Net income and income per diluted share for the first nine months of fiscal 2011 were $3,272 and $0.33, respectively, compared with net income of $5,750 and income per diluted share of $0.58 for the first nine months of fiscal 2010.

Excluding the previously mentioned acquisition transaction costs, net income and income per diluted share for the first nine months of fiscal 2011 were $3,782 and $0.38, respectively.

•	Orders booked in the third quarter of fiscal 2011 were $17,784, which included $839 associated with Energy Steel. In total, orders were down 66% compared with the third quarter of fiscal 2010, when orders were $51,644. The prior year quarter benefited from a large order that was in excess of $25,000 with Northrop Grumman Corporation to provide surface condensers for a U.S. Navy aircraft carrier. Orders booked in the first nine months of fiscal 2011 were $36,384, down 60% compared with orders booked of $90,049 in the first nine months of fiscal 2010.

•	Backlog was $90,531 at December 31, 2010, representing a 9% increase compared with September 30, 2010, when our backlog was $83,316. There was $8,625 of backlog associated with Energy Steel at the end of the quarter. We believe 70-80% of the current backlog will convert to sales over the next 12 months. Normally, 85-90% of the backlog is expected to convert to sales within the next 12 months.

•	Gross profit margin for the three- and nine-month periods ended December 31, 2010 was 25% and 29%, respectively, compared with 31% and 37%, respectively for the three- and nine-month periods ended December 31, 2009.

•	Cash and short-term investments at December 31, 2010 were $48,234 compared with $74,590 at March 31, 2010.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2010 and in Item 1A of this Quarterly Report on Form 10-Q.
     Forward-looking statements may also include, but are not limited to, statements about:
•	current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	operations in foreign countries;

•	estimates regarding liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to achieve expected profitability levels;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation;

•	our acquisition strategy;

•	our ability to successfully integrate and operate Energy Steel; and

•	our ability to increase our productivity and capacity.
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
Near-Term Market Conditions
     As the global economy slowly recovers, albeit at a sluggish pace, our principal markets, specifically, oil refining and petrochemicals, are improving. Currently, we believe that international markets present greater demand than those in North America. For example, Asia has renewed its activities to invest in new refining and petrochemical capacity. China had slowed its investments somewhat during the global recession, but appears to have reinvigorated its efforts to build capacity. Also, there are a number of refining and petrochemical projects on the horizon in the Middle East, while South America is moving forward with planned investment in new capacity.
     Underlying demand from projected economic growth in less developed countries appears to be driving the strengthened and apparently stable price for crude oil that has remained above $75 per barrel for over a year. Likewise, other raw material costs have increased over the past 12 to 18 months, although they remain below their peaks in 2008, with the exception of copper. However, despite that higher commodity prices have an effect on overall project cost for the end user, it appears that the improving economy, which is supporting the strength of the oil market, is spurring new international investment in refineries and petrochemical plants.
     In the U.S., renewable energy projects in the U.S. have been very active and are expected to remain so for the next few years. Moreover, investment in the U.S. nuclear power generation market is anticipated to be favorable and will be driven by capital investment in existing nuclear power plants to increase power generation and/or extend their operating lives. In addition, construction of new nuclear power generation capacity is planned.
     Currently, near-term demand trends that we believe are affecting our customers’ investments include the following:
•	As the global economy recovers slowly from the global recession, many emerging economies continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more refined petroleum products.

•	The expansion of the Middle Eastern economies and the continued global growth in demand for oil and refined products has renewed investment activity in this geographic area. We believe that such renewed activity is exemplified by the re-

starting of projects in both the petrochemical and refining industries, such as the Jubail and Yanbu export refinery projects in Saudi Arabia.

•	Demand for refined petroleum products, such as gasoline, in Asia (specifically China) experienced continued growth during the last two calendar years following reductions in demand during calendar year 2008 when economic uncertainty stymied growth. This continued demand is driving increased investment in petrochemical and refining projects.

•	South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by expanding economies and increased local demand for gasoline and other products derived from oil.

•	The U.S. refining market has experienced some recovery from its bottom. However, refinery utilization remains somewhat below levels prior to the global recession. We believe that uncertainty around U.S. energy policy and its potential impact on production costs is also affecting our customers. As a result, there have been fewer investments in capital projects for refineries in the U.S. This trend is expected to continue for the next few years.

•	Recently there have been investments in North American oil sands extraction projects in Alberta and foreign investment in Alberta. We expect that refineries in the U.S. may begin investing to upgrade facilities to be able to accommodate for the synthetic feedstock. Historically, downstream investments that involve our equipment occur two to three years after extraction projects.

•	Energy policy focus in the United States has generated renewed interest in nuclear power. The time frame to design, permit, fund and build a new nuclear facility is extremely long and we believe it is very early in that process. However, the maintenance, license extension and re-rating of the 104 existing nuclear plants in the United States is quite active and provides us with sales opportunities.
     A consequence of the global recession and the shift in geographic opportunities for our products is pressure on our gross margin. The U.S. refining market has historically provided higher margins than certain international markets and there has been significant competition for fewer projects. As the global economy has begun to improve, we believe this pressure is beginning to ease, although we would not expect this to be reflected in our financial results within the next twelve months.
     Despite the improving global outlook, we expect that we will continue to experience volatility in our order pattern. For example, sequentially the past seven quarters had new order levels of $8,838, $29,567, $51,644, $18,268, $8,124, $10,476 and $17,784 in the first, second, third and fourth quarters of fiscal 2010 and the first, second and third quarters of fiscal 2011, respectively. We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period provides a better measure of our business. For the next several quarters, we also expect to see smaller value projects than what we had seen during the last expansion cycle. As a result, we will have to win a greater number of orders to achieve a similar or higher level of revenue.

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
Demand Trends
•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia, in particular China and India.

•	The requirement for developing clean, low cost electric power in the U.S. is expected to continue.

•	Increased development of geothermal electrical power plants in certain regions is expected to help meet projected growth in demand for electrical power.

•	Increased global regulations over the refining and petrochemical industries are expected to continue to drive requirements for capital investments.

•	Funded defense industry plans for nuclear powered carriers, submarines and destroyers are expected to continue.
Growth Opportunities
•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased investments in new power projects are expected in Asia and South America to meet projected consumer demand increases.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Long-term growth potential is believed to exist in alternative energy markets, such as nuclear, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.

•	Replacement or upgrading of existing equipment in U.S. nuclear power generation plants is expected to continue.

•	Construction of new nuclear power generating capacity is expected.

•	Construction of new nuclear propelled U.S. naval vessels and replacement of worn equipment on existing vessels is expected.
     We believe that all of the above factors offer us long-term growth opportunity to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.
     Emerging markets require petroleum-based products and are expected to continue to grow at rates faster than the U.S. Therefore, we expect international opportunities will be more plentiful as they relate to oil refining and petrochemical markets, whereas U.S. power generation markets, both nuclear and alternative energy, are expected to be active and provide us additional opportunities domestically. Our domestic sales as a percentage of aggregate product sales, which were 63% in fiscal 2009, decreased to 45% in fiscal 2010 and declined to 41% in the first nine months of fiscal 2011.
     In the first nine months of fiscal 2011, international orders were 54% of total orders. With the acquisition of Energy Steel, whose sales are almost exclusively domestic, we expect that the weighting of international orders will be less dominant than would have occurred prior to the addition of Energy Steel. Our order rates for fiscal 2010 were 50% domestic and 50% international. However, the fiscal 2010 domestic order level was heavily impacted by a large order (in excess of $25,000) from Northrop Grumman to supply surface condensers for the U.S. Navy. If we exclude this project, the international order percentage in fiscal 2010 would have exceeded 65%.
Energy Steel Acquisition
     On December 14, 2010, we completed the acquisition of Energy Steel & Supply Co. (“Energy Steel”), a privately-owned code fabrication and specialty machining company located in Lapeer, Michigan dedicated primarily to the nuclear power industry. We believe that this acquisition furthers our growth strategy through market and product diversification, broadens our offerings to the energy markets and strengthens our presence in the nuclear sector.
     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of Energy Steel were included in our Condensed Consolidated Financial Statements from the date of acquisition. The purchase price was $17,882 in cash. Acquisition-related costs of $666 were expensed in the third quarter of fiscal 2011 and are included in Selling, general and administrative expenses in the condensed consolidated statement of operations included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The purchase agreement also includes a contingent earn-out, which ranges from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. If achieved, the earn-out will be payable in fiscal 2011 and fiscal 2012 and is treated as additional purchase price. In addition, we entered into a five year lease agreement with ESSC Investments, LLC for Energy Steel’s manufacturing and office facilities located in Lapeer, Michigan, which agreement includes an option to renew the lease for an additional five year term. We also have an option to purchase the leased facility for $2,500 at any time during the first two years of the lease term. ESSC Investments, LLC is partly owned by the President of Energy Steel.
     The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition and the amount exceeding the fair value of $17,326 was recorded as goodwill, which is not deductible for tax purposes. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the finalization of the valuation of intangible assets, and the final reconciliation and confirmation of tangible assets. The valuation of acquisition-related intangible assets will be finalized within twelve months of the close of the acquisition. The fair value of acquisition-related intangible assets includes customer relationships, teaming partner agreements, permits and certificates. It is estimated that a significant portion of the goodwill will be allocated to acquisition-related intangible assets, some of which may have an indefinite life. Changes to the preliminary valuation will result in material adjustments to the fair value of assets and liabilities acquired. Adjustments to record intangible assets acquired will result in a reduction of goodwill.

     The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition:

December 14,
2010
Assets acquired:
Current assets	$2,768
Property, plant & equipment	1,390
Goodwill	17,326
Other assets	32

Total assets acquired	21,516
Liabilities assumed:
Current liabilities	1,834

Total liabilities assumed	1,834

Purchase price	$19,682

Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales	$19,215	$12,166	$48,289	$48,412
Net income	$837	$764	$3,272	$5,750
Diluted income per share	$0.08	$0.08	$0.33	$0.58
Total assets	$105,618	$89,240	$105,618	$89,240
The Third Quarter and First Nine Months of Fiscal 2011 Compared With the Third Quarter and First Nine Months of Fiscal 2010
     Sales for the third quarter of fiscal 2011 were $19,215, up 58% compared with sales of $12,166 for the third quarter of fiscal 2010. Included in the quarter was $684 in sales associated with Energy Steel. Other than the addition of Energy Steel, sales growth was driven by improvements in all products, except aftermarket, and higher international sales, which more than offset the decline in sales to the U.S. International sales accounted for 64% and 58% of total sales for the third quarters of fiscal 2011 and fiscal 2010, respectively. International sales year-over-year increased $5,274, or 74%, driven by stronger sales to Asia, Middle East and South America. Domestic sales increased $1,775, or 35%, in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. We believe the growth in international sales will continue into fiscal 2012. With our recent acquisition of Energy Steel, which sells primarily into the domestic market, we expect strong domestic sales growth. Sales in the three months ended December 31, 2010 were 40% to the refining industry, 17% to the chemical and petrochemical industries and 43% to other commercial and industrial applications. Sales in the three months ended December 31, 2009 were 36% to the refining industry, 44% to the chemical and petrochemical industries and 20% to other commercial and industrial applications. For additional information on anticipated future sales and our markets, see “Orders and Backlog” below.
     Sales for the first nine months of fiscal 2011 were $48,289, compared with sales of $48,412 for the first nine months of fiscal 2010. Increases in condensers, pumps and heat exchangers were offset by lower ejector and spare sales. International sales accounted for 59% and 52% of total sales for the first nine months of fiscal 2011 and fiscal 2010, respectively. International sales year-over-year increased $3,389, or 14%. International sales increased in South America, Middle East, Canada and Mexico. These increases were partly offset by lower sales in Asia. Domestic sales decreased $3,512, or 15% in the nine months ended December 31, 2010 compared with the nine months ended December 31, 2009. Sales in the first nine months of fiscal 2011 were 34% to the refining industry, 28% to the chemical and petrochemical industries and 38% to other commercial and industrial applications. Sales in the first nine months of fiscal 2010 were 43% to the refining industry, 32% to the chemical and petrochemical industries and 25% to other commercial and industrial applications. For additional information on future anticipated sales and our markets, see “Orders and Backlog” below.
     Gross profit for the third quarter of fiscal 2011 was $4,863, up 27% compared with fiscal 2010. Higher gross profit reflects increased volume. However, as a percentage of sales, gross profit for the third quarter of fiscal 2011 was 25% compared with 31% for the third quarter of fiscal 2010 due to the impact of a more competitive pricing environment in which the projects that were shipped in the third quarter were awarded. Orders for many of these projects were received in the second half of fiscal 2010.
     Gross profit for the first nine months of fiscal 2011 was $14,060, down 22% compared with the same period in fiscal 2010. Our gross profit margin for the first nine months of fiscal 2011 was 29% compared with 37% for the first nine months of fiscal 2010. Gross profit decreased primarily due to non-repeatable raw material purchasing benefits achieved in the first quarter of fiscal 2010 and as a result of having lower margin projects due to the more competitive pricing environment associated with the projects shipped during the period that had been awarded six to twelve months earlier as discussed above.
     Selling, general and administrative (“SG&A”) expense in the three- and nine-month periods ended December 31, 2010 increased $865, or 32%, and $171 or 2%, respectively, compared with the same periods of the prior year. Included in the third quarter of fiscal 2011 was $666 of transaction costs related to our acquisition of Energy Steel, which closed on December 14, 2010. Excluding these costs, SG&A expense in the three- and nine-month periods ended December 31, 2010 increased $199, or 7%, and decreased $495, or 6%, respectively, compared with the same periods of the prior year. SG&A expenses in the first nine months of fiscal 2011, excluding acquisition costs, were lower due to the savings realized from restructuring, which occurred in fiscal 2010, lower pension expense and variable compensation expenses.
     SG&A expense as a percent of sales for the three- and nine-month periods ended December 31, 2010 was consistent at 19%. Excluding the Energy Steel acquisition costs noted above, SG&A expense as a percent of sales for the three- and nine-month periods ended December 31, 2010 was 15% and 18%, respectively. This compared with 22% and 19%, respectively, for the same periods ended December 31, 2009.

     Interest income for the three- and nine-month periods ended December 31, 2010 was $13 and $47, respectively. Interest income for the same periods of fiscal 2010 was $11 and $44, respectively. The low level of interest income relative to the amount of cash invested reflects the persistently low interest rates on short term U.S. government securities.
     Interest expense was $14 and $30 for the three- and nine-month periods ended December 31, 2010, up from $0, but down from $34 for the quarter and year-to-date period ended December 31, 2009.
     Our effective tax rate for the three and nine months ended December 31, 2010 was 35% and 33%, respectively. Our projected effective tax rate for fiscal 2011 is between 33% and 34%. The tax rate in the three and nine months ended December 31, 2009 was 31% and 35%, respectively (the effective tax rate for fiscal 2010 was 37%).
     Net income for the three and nine months ended December 31, 2010 was $837 and $3,272, respectively. Excluding the costs associated with our acquisition of Energy Steel, net income for the three and nine months ended December 31, 2010 was $1,347 and $3,782, respectively. These results compare with $764 and $5,750, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2011 was $0.08 and $0.33 for the three and nine-month periods, $0.13 and $0.38, when the Energy Steel transaction costs are excluded, compared with $0.08 and $0.58 for the same periods of fiscal 2010.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	December 31,	March 31,
	2010	2010
Cash and investments	$48,234	$74,590
Working capital	40,958	56,704
Working capital ratio(1)	2.5	2.6

1)	Working capital ratio equals current assets divided by current liabilities.
     The $5,848 of net cash used in operating activities in the nine months of fiscal 2011 compared with the $12,723 of cash provided by operating activities in the prior year period reflects primarily $2,478 lower net income, $7,961 reduction of customer deposits and $3,852 in reduction of unbilled revenue.
     Investing activities included the $17,882 in cash used to purchase Energy Steel during the third quarter. Capital expenditures in the first nine months of fiscal 2011 were $1,435, compared with $502 in the same period the prior year. The higher level of capital spending reflects an investment in a major project for the U.S. Navy. We continue to expect capital expenditures for fiscal 2011 will be between $2,800 and $3,300, of which $1,500 will be used to support our project for the U.S. Navy.
     We used $153 and $874 of cash to repurchase 10 and 58 shares of common stock in the three- and nine-month periods ended December 31, 2010. This compares with $0 and $229 which was used to repurchase 0 and 26 shares of common stock in the three and nine month periods ended December 31, 2009. Our board of directors implemented a stock repurchase program which was announced in January 2009. The stock repurchase program is effective through the earlier of July 29, 2011, when all 1,000 shares available under the program are repurchased by us or when our board of directors terminates the program. In total, 362 shares have been repurchased under this plan at a total cost of $3,392.
     Dividend payments in the first nine months of fiscal 2011 were $592 compared with $591 for the first nine months of fiscal 2010.
     Our cash, cash equivalents, and investments on December 31, 2010 were $48,234 compared with $74,590 at the end of fiscal 2010. Investments on December 31, 2010 were $27,516 compared with $70,060 on March 31, 2010. Investments are made in United States government instruments, generally with maturity periods of 91 to 120 days. Starting in the third quarter of fiscal 2010, we made a decision to keep a portion of our cash and investments in a short term, money market account with Bank of America, to cash collateralize our letters of credit and receive a discounted fee. Cash and equivalents on December 31, 2010 were $20,718 compared with $4,530 on March 31, 2010.
     Our current cash, cash equivalents, and investments position includes $14,368 in customer deposits. A small number of major customers provided upfront, negotiated cash payments to assist in lowering our cost to complete their projects in the fourth quarter of fiscal 2010. This cash is being utilized to procure materials for these customers’ projects in the fiscal years ended March 31, 2011 and 2012. Although we often obtain progress payments for large projects from our customers throughout the procurement and manufacturing process, during fiscal 2010 more cash was provided for certain orders shortly after the order was secured. During the remainder of fiscal 2011 and into fiscal 2012, we expect operating cash flow may be negative at times, as the customer deposits balance is utilized to procure materials to support production. Through the first nine months of fiscal 2011, our customer deposit liability decreased by $7,961.
     The acquisition of Energy Steel included a contingent earn-out, which ranges from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. A contingent liability of $1,800 was recorded related to the earn-out and will be payable in fiscal 2011 and fiscal 2012, if achieved. In addition, we entered into an agreement to lease the manufacturing and office facilities of Energy Steel, which provides us with an option to purchase the leased facility for $2,500 at any time during the first two years of the five year lease term.
     We entered into a new revolving credit facility with Bank of America, N.A. in December 2010. The new facility provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the facility has an accordion feature, which allows us to increase the facility by as much as an additional $25,000, for a total of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on December 31, 2010 and March 31, 2010 were $15,016 and $9,584, respectively. Other utilization of our credit facility limits at December 31, 2010 and March 31, 2010 were $0. Our borrowing rate as of December 31, 2010 was Bank of America’s prime rate, or 3.25%. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three- and nine-month periods ended December 31, 2010 were $17,784 and $36,384, respectively, compared with $51,644 and $90,049 for the same periods in the prior fiscal year. Orders represent communications received from customers requesting us to supply products and services. Included in orders for the three-month period ended December 2010 was $839 associated with the acquisition of Energy Steel.

     During the third quarter of fiscal 2011, we experienced a decline in orders in all markets, compared with the record orders received in the third quarter of fiscal 2010 (which included the previously mentioned U.S. Navy order in excess of $25,000).
     Domestic orders were $8,953 or 50% of total orders, while international orders were $8,831 in the third quarter. In the third quarter of fiscal 2010, domestic orders were $36,981 and international orders were $14,663, or 72% and 28% of total orders, respectively.
     For the first nine months of fiscal 2011, domestic orders were 46% of total orders or $16,696, while international orders were 54%, or $19,688. During the first nine months of fiscal 2010, domestic orders were 52%, or $47,078, and international orders were 48% of total orders, or $42,971.
     Backlog was down 4% to $90,531 at December 31, 2010, compared with a record $94,255 backlog at March 31, 2010. The current backlog includes Energy Steel, which accounts for $8,625. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 70% to 80% of orders currently in backlog are expected to be converted to sales within the next twelve months. This differs from our normal conversion rate, which is approximately 85% to 90% of backlog converting to sales over a twelve-month period. Our current backlog conversion period has been lengthened due to a small number of large projects (especially the project for the U.S. Navy), with extended delivery requirements. At December 31, 2010, 38% of our backlog was attributable to equipment for refinery project work, 8% to chemical and petrochemical projects, and 54% for other commercial or industrial applications (including the Northrop Grumman order for the U.S. Navy). At December 31, 2009, 40% of our backlog was attributed to equipment for refinery project work, 20% to chemical and petrochemical projects, and 40% for other commercial or industrial applications.
     At March 31, 2010, our backlog included four orders with a value of $6,655 that had been placed on hold (suspended) pending further customer evaluation. During the nine months ended December 31, 2010, two orders valued at $4,278 were returned to active status and one order valued at $1,588 was cancelled. Production had started on the cancelled project prior to such order being put on hold and the customer requested shipment of the partly completed project on an “as is” basis. At December 31, 2010, one order included in backlog with a value of $1,130 remained on hold (suspended).
Outlook
     Sales have begun to improve, as evidenced in the second and third quarters of fiscal 2011. Sales increased sequentially by 22% in the third quarter compared with the second quarter, at $19,215, up from $15,723 after an increase of 18% in the second quarter of fiscal 2011 compared with the first quarter of fiscal 2011 of $13,351. We expect the sequential sales growth, which occurred over the past two quarters of fiscal 2011, to continue into the fourth quarter of fiscal 2011. Sales in the first nine months of fiscal 2011 were $48,289. We expect sales for the full fiscal year to be between $69,000 and $72,000.
     Orders in the third quarter of fiscal 2011 of $17,784, including $839 from Energy Steel, were improved from the previous two trailing quarters and were about equivalent to the combined order total of $18,600 from the first two quarters of fiscal 2011. Our order activity was strong in fiscal 2010 and included a few very large orders with extended delivery schedules. With the addition of the Energy Steel backlog of $8,625, total backlog on December 31, 2010 was $90,531, just 4% below the March 2010 record level of $94,255.

     We expect near term order levels to continue to be variable by quarter. While we have seen some improvements in the Middle East, Asia and recently, South America, it is not clear that the recovery in the international markets has fully taken hold. We also believe the domestic market in refining and chemical processing will be relatively weak for the remainder of fiscal 2011 and beyond. Although we are generally encouraged by the outlook, we anticipate that recovery will commence slowly, particularly in the U.S. markets. We are encouraged at the strength of the domestic nuclear market and the opportunities that this will provide for us with the acquisition of Energy Steel.
     For fiscal 2011, we expect sales to increase by 11% to 16%, to between $69,000 and $72,000 when compared with fiscal 2010. This is at the upper end of our previous guidance range, due to the addition of Energy Steel for a few weeks of the third quarter and the entire fourth quarter of fiscal 2011.
     We believe that our gross profit margin for fiscal 2011 will be in the 28% to 30% range. This margin level is below the gross profit margin level we achieved in fiscal 2010, which had improved margins in the first two quarters resulting from raw material purchasing benefits. We expect that our margins in fiscal 2011 will be affected by the following:
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
     SG&A spending is expected to be between $12,400 and $12,800 for fiscal 2011, excluding the $656 transaction costs related to the Energy Steel acquisition. Our effective tax rate during fiscal 2011 is expected to be between 33% and 34%, absent one time adjustments.
     Cash flow in fiscal 2011 is expected to be negative due to our acquisition of Energy Steel, which utilized $17,882 in cash, and the drawdown of customer deposits (which have decreased 36% to $14,368 on December 31, 2010). Customer deposits grew in the fourth quarter of fiscal 2010 from $5,461 at December 31, 2009 to $22,022 at March 31, 2010. The increase in customer deposits was due to a small number of major customers who provided upfront negotiated cash payments to assist in lowering our cost to complete their projects. This cash was and will continue to be utilized to procure materials for these customers’ projects through fiscal 2013. We also expect to spend $2,800 to $3,300 in capital spending, above our typical $1,500 to $2,000 range, due to a $1,500 capital project required for the project for the U.S. Navy.
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of December 31, 2010, other than noted above, we were unaware of any material litigation matters.
Critical Accounting Policies, Estimates, and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, accounting for pensions and other postretirement benefits and determining fair value estimates as they relate to assets acquired and liabilities assumed in business combinations. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended March 31, 2010.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of December 31, 2010 or March 31, 2010, other than operating leases.

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
Foreign Currency
     International sales for the three- and nine-month periods ending December 31, 2010 were 64% and 59% of total sales, respectively, compared with 58% and 52% for the same periods of fiscal 2010. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.

     In the first nine months of each of fiscal 2011 and fiscal 2010, all sales by us and our wholly-owned Chinese subsidiary, for which we were paid, were denominated in the local currency (the vast majority of which were in U.S. dollars, with a small amount of sales denominated in Chinese RMB). We have limited exposure to foreign currency purchases. In the first nine months of fiscal 2011 and 2010, our purchases in foreign currencies represented 1% and 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2010 and March 31, 2010, we held no forward foreign currency contracts.
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
Project Cancellation and Project Continuation Risk
     As described in Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this report, at March 31, 2010, our backlog included four orders with a value of $6,655 that had been placed on hold (suspended) pending further customer evaluation. During the nine months ended December 31, 2010, two orders valued at $4,278 were returned to active status and one order valued at $1,588 was cancelled. Production had started on the cancelled project prior to such order being put on hold and the customer requested shipment of the partly completed project on an “as is” basis. At December 31, 2010, one order included in backlog with a value of $1,130 remained on hold (suspended). We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.
     Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into placed on hold (suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

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
Changes in internal control over financial reporting
     Other than the events discussed under the section entitled Energy Steel acquisition below, there has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
Energy Steel Acquisition
     On December 14, 2010, we acquired Energy Steel, a code fabrication and specialty machining company dedicated exclusively to the nuclear power industry and located in Lapeer, Michigan. For additional information regarding the acquisition, refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q.
     As permitted by Securities and Exchange Commission guidance, we plan to exclude the Energy Steel acquisition from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the fiscal year ending March 31, 2011. We are in the process of implementing our internal control structure over the Energy Steel acquisition and we expect that this effort will be completed during the fiscal year ending March 31, 2012.

GRAHAM CORPORATION AND SUBSIDIARY
FORM 10-Q
December 31, 2010
PART II — OTHER INFORMATION

Item 1A.	Risk Factors
     Our acquisition of Energy Steel & Supply Co. may not be successful.
     On December 14, 2010, we acquired Energy Steel & Supply Co., which provides products to the nuclear industry. We cannot provide any assurances that we will be able to integrate the operations of Energy Steel without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of management’s attention, failure to integrate our information and accounting systems or establish and maintain proper internal control over financial reporting, any of which would harm our business and results of operations.
     Furthermore, we may not realize the revenue and net income that we expect to achieve or that would justify our investment in Energy Steel, and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of Energy Steel and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business and results of operations could be harmed.
Our acquisition of Energy Steel might subject us to unknown liabilities.
     Energy Steel may have unknown liabilities, including, but not limited to, product liability, workers’ compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of Energy Steel for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of Energy Steel. Such liabilities and related legal or other costs could harm our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Under our previously announced stock repurchase program, we may make repurchases of our common stock from time to time either in the open market or through privately negotiated transactions and fund such repurchases with current cash on hand and cash generated from operations. Our stock repurchase program terminates at the earlier of the expiration of the program in July 2011, when all 1,000 shares authorized thereunder are repurchased or when our Board of Directors otherwise determines to terminate the program. Common stock repurchases in the quarter ended December 31, 2010 were as follows:

			(c)(1)	(d)
			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
	(a)	(b)	As Part of	May Yet
	Total	Average	Publicly	Be Purchased
	Number	Price	Announced	Under
	of Shares	Paid Per	Plans or	The Plans or
Period	Purchased	Share	Programs	Programs
10/1/2010 — 10/31/2010	10	$14.98	362	638
11/1/2010 — 11/30/2010	—	—	362	638
12/1/2010 — 12/31/2010	—	—	362	638

Total	10	$14.98	362	638

(1)	The total number of shares repurchased as part of our publicly announced program includes all shares repurchased since the commencement of the stock repurchase program on January 29, 2009.

Item 6.	Exhibits
See index to exhibits on page 36 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President - Finance & Administration and Chief Financial Officer

Date: February 8, 2011

INDEX TO EXHIBITS

(3)	(ii)	Bylaws

		3.2	Amended and Restated By-Laws of Graham Corporation, are incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 28, 2010.

	(10)	Material Contracts

	*	10.1	Stock Purchase Agreement dated December 14, 2010 by and among Graham Corporation, ES Acquisition Corp., Energy Steel & Supply Co. and Lisa D. Rice, individually, and as Trustee of the Lisa D. Rice Revocable Trust dated June 5, 2003.

	*	10.2	Earn Out Agreement dated December 14, 2010 by and between Energy Steel Acquisition Corp., Graham Corporation and Lisa D. Rice, individually, and as Trustee of the Lisa D. Rice Revocable Trust dated June 5, 2003.

	*	10.3	Escrow Agreement dated December 14, 2010 by and among PNC Bank, National Association, ES Acquisition Corp. and Lisa D. Rice, individually and as Trustee of the Lisa D. Rice Revocable Trust dated June 5, 2003.

	*	10.4	Lease Agreement by and between ESSC Investments, LLC, Energy Steel & Supply Co., and Graham Corporation dated December 14, 2010.

		10.5	Loan Agreement between the Company and Bank of America, N.A., dated December 3, 2010, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2010.

		10.6	Trademark Security Agreement Amendment 1 between the Company and Bank of America, N.A., dated December 3, 2010, is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 3, 2010.

	(31)	Rule 13a-14(a)/15d-14(a) Certifications

	*	31.1	Certification of Principal Executive Officer

	*	31.2	Certification of Principal Financial Officer

	(32)	Section 1350 Certifications

	*	32.1	Section 1350 Certifications

*	Exhibits filed with this report.