Form 10-K
period 2011-03-31
GRAHAM CORP
filed 2011-06-03
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $143,349,083. The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2010, as reported on the NYSE Amex exchange. For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 27, 2011, the registrant had outstanding 9,865,642 shares of common stock, $.10 par value, and 9,865,642 preferred stock purchase rights.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2011 Annual Meeting of Stockholders to be held on July 28, 2011, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION
Annual Report on Form 10-K
Year Ended March 31, 2011

Note:	Portions of the registrant’s definitive Proxy Statement, to be issued in connection with the registrant’s 2011 Annual Meeting of Stockholders to be held on July 28, 2011, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data).

Item 1.	Business

Graham Corporation (“Graham,” the “Company,” “we,” “us” or “our”) designs, manufactures and sells custom-built vacuum and heat transfer equipment to customers worldwide. Our products include steam jet ejector vacuum systems, surface condensers for steam turbines, vacuum pumps and compressors, various types of heat exchangers, including helical coil heat exchangers marketed under the Heliflow® name, and plate and frame heat exchangers. Our products produce a vacuum, condense steam vapor or transfer heat, or perform a combination of these tasks. Our products are available in a variety of metals and non-metallic corrosion resistant materials.

We acquired Energy Steel and Supply Company (“Energy Steel”) in December 2010 as part of our strategy to diversify our products and broaden our offerings to the energy industry. Energy Steel is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear power generation industry, primarily in the United States.

Our products are used in a wide range of industrial process applications, including:

Petroleum Refining

Chemical and Petrochemical Processing

•	fertilizer plants

•	ethylene, methanol and nitrogen producing plants

•	plastics, resins and fibers plants

•	petrochemical intermediate plants

•	coals-to-chemicals plants

•	gas-to-liquids plants

Power Generation/Alternate Energy

•	nuclear power generation

•	fossil fuel plants

•	biomass plants

•	cogeneration power plants

•	geothermal power plants

•	ethanol plants

Defense

•	propulsion systems for nuclear aircraft carriers and other nuclear powered vessels

Other

•	soap manufacturing plants

•	air conditioning and water heating systems

•	food processing plants

•	pharmaceutical plants

•	liquefied natural gas production facilities

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

Our products are sold by a team of sales engineers we employ directly and independent sales representatives located worldwide. No part of our business is typically dependent on a single customer or a few customers, the loss of which would seriously harm our business, or on contracts or subcontracts that are subject to renegotiation or termination by a governmental agency. There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business. However, if this occurs in multiple years, it is usually not the same customer or the same project over the multi-year period.

Historically, 40% to 55% percent of our revenue has been generated from foreign sales. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. As a result of the expansion of our presence in Asia, we expect that the Asian market will over time account for an increasing percentage of our revenue. However, with the acquisition of Energy Steel, whose sales are primarily domestic, we expect international sales to continue to account for 40% to 55% or more of total revenue over the next few years.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2011, 2010 and 2009, which we refer to as fiscal 2011, fiscal 2010 and fiscal 2009, respectively, is contained in Note 12 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference. We refer to our fiscal year ending March 31, 2012 as fiscal 2012. Our backlog at March 31, 2011 was $91,096 compared with $94,255 at March 31, 2010.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our principal business location is in Batavia, New York. We maintain two wholly-owned subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in Suzhou, China and Energy Steel, located in Lapeer, Michigan. As of March 31, 2011, we had 317 full-time employees. On December 14, 2010, we acquired Energy Steel. This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Energy Steel were included in our Consolidated Financial Statements from the date of acquisition.

Our Strengths

Our core strengths include the following:

•	We have strong brand recognition. Over the past 75 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that the recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets. Energy Steel has a 30-year history of providing products and support to its customers, especially the U.S. nuclear power industry, and has a recognized brand name in its markets.

•	We custom engineer and manufacture high quality products and systems that address the particular needs of our customers. With 75 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

•	We have a global presence. Our products are used worldwide, and we have sales representatives located in many countries throughout the world.

•	We have a strong reputation. We believe that we have a solid reputation of both placing customers first and standing behind our products. We believe that our relationships are strong with our existing customer base, as well as with our key suppliers.

•	We have a highly trained workforce. We maintain a long-tenured, skilled and flexible workforce.

•	We have a strong balance sheet. We maintain significant cash and investments on hand, and no bank debt. Our defined benefit pension plan obligations are fully funded.

•	We have a high quality credit facility. Our credit facility provides us with a $25,000 borrowing capacity that is expandable at our option at any time up to a total of $50,000.

Our Strategy

Our objective is to capture more market share within the geographies and industries we serve, expand our geographic markets, grow our presence in the energy industry and continually improve our results of operations. Our strategy to accomplish our objective is:

•	Capitalize on the strength of the Graham and Energy Steel brands in order to win more business in our traditional markets and enter other markets.

•	Identify and consummate acquisition and organic growth opportunities where we believe our brand strength will provide us with the ability to expand and complement our core business. We intend to accomplish this objective by extending our existing product lines, moving into complementary product lines and expanding our global sales presence in order to further broaden our existing markets and reach additional markets. Our acquisition of Energy Steel was in furtherance of this portion of our business strategy.

•	Maximize the benefits from our acquisition of Energy Steel. We plan to expand our market penetration with Energy Steel’s current customer base in the domestic nuclear industry. We also intend to identify additional domestic and international opportunities to serve the nuclear industry.

•	Expand our market presence in the Navy’s Nuclear Propulsion Program. We plan to capitalize on our success in securing the nuclear carrier order by flawlessly executing our existing order for this program. We also plan to expand our market presence into additional defense-related programs, including nuclear submarines and destroyer projects.

•	Invest in people and capital equipment to meet the long-term growth in demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets.

•	Deliver highest quality products and solutions that enable our customers to achieve their operating objectives and that differentiate us from our competitors, and which we believe allow us to win new orders based on value.

In order to effectively implement our strategy, we also believe that we must continually work to improve our company. These efforts include:

•	Investing in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Enhancing our engineering and manufacturing capacities, especially in connection with the design of our products, in order to more quickly respond to existing and future customer demand and to minimize underutilization of capacity.

•	Accelerating our ability to quickly and efficiently bid on available contracts by continuing to implement front-end bid automation and design processes.

•	Expanding our capabilities and penetrating the existing sales channel and customer base in the nuclear market.

•	Expanding our margins by implementing and expanding upon our operational efficiencies through a flexible manufacturing flow model and other cost efficiencies.

•	Continuing to focus on production error elimination and rework reduction.

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors in our primary markets include:

NORTH AMERICA

Market	Principle Competitors

Refining vacuum distillation	Gardner Denver, Inc.
Chemicals/Petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.
Turbomachinery Original Equipment Manufacturer (“OEM”) — refining, petrochemical	Ambassador; KEMCO; Yuba Heat Transfer
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International (USA), Inc.; Krueger; Yuba Heat Transfer
HVAC	Alfa Laval AB; APV; ITT; Ambassador
Nuclear	Dubose, Consolidated, Tioga, Nova, Joseph Oats, Energy & Process

INTERNATIONAL

Market	Principle Competitors

Refining vacuum distillation	Gardner Denver, Inc.; GEA Wiegand GmbH; Edwards, Ltd.; Korting Hannover AG
Chemicals/Petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Edwards, Ltd.
Turbomachinery OEM — refining, petrochemical	DongHwa Entec Co., Ltd.; Bumwoo Engineering Co., Ltd.; Oeltechnik GmbH; Krueger
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International; Krueger; Yuba Heat Transfer

Intellectual Property

Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws and contractual confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham name in the marketplace.

Availability of Raw Materials

Although shortages of certain materials can from time to time affect our ability to meet delivery requirements for certain orders, historically, we have not been materially adversely impacted by the availability of raw materials.

Working Capital Practices

Our business does not require us to carry significant amounts of inventory or materials beyond what is needed for work in process. Although we do not provide rights to return goods, or payment terms to customers that we consider to be extended in the context of the industries we serve, we do provide for warranty claims.

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

Research and Development Activities

During fiscal 2011, fiscal 2010 and fiscal 2009, we spent $2,576, $3,824 and $3,347, respectively, on research and development activities related to new products and services, or the improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. has accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 55%, 55% and 37% of our revenue in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, resulted from foreign sales. Sales in Asia constituted approximately 22%, 33% and 13% of our revenue in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Sales in the Middle East constituted approximately 16%, 10% and 8% of our revenue in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Our foreign sales and operations are subject to numerous risks, as discussed under the heading “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2011, we employed approximately 329 persons, including 10 part-time employees. We believe that our relationship with our employees is good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. The SEC maintains an Internet website (located at www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically. Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

We maintain an Internet website located at www.graham-mfg.com. On our website, we provide a link to the SEC’s Internet website that contains the reports, proxy statements and other information we file electronically. We do not provide this information on our website because it is more cost effective for us to provide a link to the SEC’s website. Copies of all documents we file with the SEC are available in print for any stockholder who makes a request. Such requests should be made to our Corporate Secretary at our corporate headquarters. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Historically, a substantial portion of our revenue has been derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries and the U.S. Department of Defense, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we believe there will be a long-term expansion of demand for our products in the petrochemical, petroleum refining and power generating industries, during fiscal 2008 we entered a sudden downturn in the demand for our products. Historically, previous cyclical downturns have lasted from one to several years. Although the downturn that began in fiscal 2008 has begun to moderate and we have seen recent signals of economic recovery in our markets, we have no way to predict whether any recovery will be sustainable. A longer than normal down cycle could force us to reduce our infrastructure, which would make it difficult for us to quickly recover in the subsequent up cycle. A sustained or renewed deterioration in any of the cyclical industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

We serve markets that are capital intensive. Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our operating results. Such volatility and disruption may also negatively impact our ability to access additional financing.

Although we believe that our long-term growth prospects remain strong, we also expect that the recent state of the capital and credit markets caused a slow-down in spending by our customers as they continue to evaluate their project plans. Although we believe that we are in the initial stages of an economic recovery, if adverse economic and credit conditions persist, return or worsen, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Moreover, adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could put downward pricing pressure on us. Any of the foregoing could have a material adverse effect on our business and results of operations.

Adverse conditions in the capital and credit markets could also have an adverse effect on our ability to obtain additional financing on commercially reasonable terms, or at all, should we determine such financing is desirable to maintain or expand our business.

The larger markets we serve are the petroleum refining and petrochemical industries which are both cyclical in nature and dependent on the price of crude oil. As a result, volatility in the price of oil may negatively impact our operating results.

Although we believe that the global consumption of crude oil will increase over the course of the next 20 years and that such increased consumption will result in a need to continually increase global oil refining capacity, the price of crude oil has been very volatile. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades. During times of significant volatility in the market for crude oil, our customers may refrain from placing orders until the market stabilizes. During such times of high volatility, we could experience decreased revenue from our operations attributable to decreases in the spending levels of our customers.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2011, 55% of our revenue was from customers located outside of the U.S. Moreover, we maintain a subsidiary and have facilities in China. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;

•	political or economic instability in certain countries and regions, such as the recent uprisings and instability throughout the Middle East;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;

•	credit risks;

•	currency fluctuations;

•	tariff and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	shipping products during times of crisis or wars;

•	our failure to comply with United States laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; and

•	other factors inherent in foreign operations.

We are subject to foreign currency fluctuations which may adversely affect our operating results.

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. As such, fluctuations in currency exchange rates, which cause the value of the dollar to increase, could have a material adverse effect on the profitability of our business. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2011, we held no forward foreign currency exchange contracts.

Efforts to reduce large U.S. federal budget deficits could result in government cutbacks in defense spending or in reduced incentives to pursue alternative energy projects, resulting in reduced demand for our products.

Our business strategy calls for us to continue to pursue defense-related projects as well as projects for end users in the alternative energy markets in the U.S. In recent years the U.S. federal government has incurred large budget deficits. In the event that the U.S. federal government defense spending is reduced or alternative energy related incentives are reduced or eliminated in an effort to reduce federal budget deficits, projects related to defense or alternative energy may become less plentiful. The impact of such reductions could have a materially adverse affect on our business and operations.

Changes in tax policies and tax rates in the U.S. could result in adverse impacts for domestic manufacturing investments, resulting in reduced demand for our products.

Our business is dependent on significant manufacturing investment in the U.S. and the impact of changes to U.S. tax policy around investment and capital spending depreciation can reduce our customers’ willingness to invest in domestic capacity. The impact of such reductions could have a materially adverse affect on our business and operations.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely affected.

Although technologies in the vacuum and heat transfer areas are well established, we believe our future success depends, in part, on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete, could materially harm our business and results of operations.

The loss of any member of our management team and our inability to make up for such loss with a qualified replacement could harm our business.

Competition for qualified management and key technical personnel in our industry is intense. Moreover our technology is highly specialized and it may be difficult to replace the loss of any of our key technical personnel. Many of the companies with which we compete for management and key technical personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management or technical personnel, our business could be materially harmed.

Our business is highly competitive. If we are unable to successfully implement our business strategy and compete against entities with greater resources than us, we risk losing market share to current and future competitors.

Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands and they may be able to devote greater resources towards the development, promotion and sale of their products than we can. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. Moreover, customer buying patterns can change if customers become more price sensitive and accepting of low cost suppliers. If we cannot compete successfully against current or future competitors, our business will be materially harmed.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest continuously in manufacturing, customer service and support, research and development and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position, which would materially harm our business.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. We may also be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were found to have unintentionally infringed on the intellectual property rights of others, our competitive position could suffer. Furthermore, other companies may develop technologies that are similar or superior to our technologies, duplicate or reverse engineer our technologies or design around our patents. Any of the foregoing could have a material adverse effect on our business and results of operations.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could materially harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could materially harm our business and results of operations.

We are subject to contract cancellations and delays by our customers, which may adversely affect our operating results.

The dollar amount of our backlog as of March 31, 2011 was $91,096. Our backlog can be significantly affected by the timing of large orders, and the amount of our backlog at March 31, 2011 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Two orders in our backlog, the U.S. Navy project and a Middle East refinery project, are expected to account for approximately 25% of fiscal 2012 revenue. Any delay in either of these projects could have a material adverse effect on our results of operations.

A decrease in supply or cost of the materials used in our products could harm our profit margins.

Our profitability depends in part on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources. The availability and costs of these commodities may be influenced by, among other things, market forces of supply and demand, changes in world politics, labor relations between the producers and their work forces, export quotas, and inflation. Any restrictions on the supply of the materials used by us in manufacturing our products could significantly reduce our profit margins, which could harm our results of operations. Likewise, any efforts we may engage in to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. In addition, the ability of our suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or price fluctuations in raw materials could result in decreased sales as well as margins, or otherwise materially adversely affect our business.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 46%, 44% and 42% of consolidated sales in fiscal years 2011, 2010 and 2009, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers or a decrease or delay in orders or anticipated spending by such customers could materially adversely affect our revenues and results of operations.

Our exposure to fixed-price contracts could negatively impact our results of operations.

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed price commitments to customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, cost overruns, supplier failures and customer disputes. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability from a particular contract may decrease or losses may be incurred, which, in turn, could adversely affect our results of operations.

If we are unable to effectively outsource a portion of our production during times when we are experiencing strong demand, our results of operations might be adversely affected. In addition, outsourcing may negatively affect our profit margins.

When we experience strong demand for our products, our business strategy calls for us to increase manufacturing capacity through outsourcing selected fabrication processes. We could experience difficulty in outsourcing if customers demand that our products be manufactured by us exclusively. Furthermore, our ability to effectively outsource production could be adversely affected by worldwide manufacturing capacity. If we are unable to effectively outsource our production capacity when circumstances warrant, our results of operations could be materially adversely affected and we might not be able to deliver products to our customers on a timely basis. In addition, outsourcing to complete our products and services can increase the costs associated with such products and services. If we rely too heavily on outsourcing and are not able to increase our own production capacity during times when there is high demand for our products and services, our profit margins may be negatively impacted.

We face potential liability from asbestos exposure and similar claims.

We are a defendant in several lawsuits alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. We cannot predict with certainty the outcome of these lawsuits or whether we could become subject to any similar, related or additional lawsuits in the future. In addition, because some of our products are used in systems that handle toxic or hazardous substances, any failure or alleged failure of our products in the future could result in litigation against us. For example, a claim could be made under various regulations for the adverse consequences of environmental contamination. Any litigation brought against us, whether with or without merit, could result in substantial costs to us as well as divert the attention of our management, which could materially harm our business and results of operations.

If we become subject to product liability, warranty or other claims, our results of operations and financial condition could be adversely affected.

The manufacture and sale of our products exposes us to potential product liability claims, including those that may arise from failure to meet product specifications, misuse or malfunction of, design flaws in our products, or use of our products with systems not manufactured or sold by us. For example, our equipment is installed in facilities that operate dangerous processes and the misapplication, improper installation or failure of our equipment may result in exposure to potentially hazardous substances, personal injury or property damage.

Provisions contained in our contracts with customers that attempt to limit our damages may not be enforceable or may fail to protect us from liability for damages and we may not negotiate such contractual limitations of liability in certain circumstances. Although we carry liability insurance that we believe is adequate to protect us from product liability claims based on our historical experience, our insurance may not cover all liabilities nor may our historical experience reflect any liabilities we may face in the future. We also may not be able to continue to maintain such insurance at a reasonable cost or on reasonable terms, or at all. Any material liability not covered by provisions in our contracts or by insurance could have a material adverse effect on our business and financial condition.

Furthermore, if a customer suffers damage as a result of an event related to one of our products, even if we are not at fault, they may reduce their business with us. We may also incur significant warranty claims, which are not covered by insurance. In the event a customer ceases doing business with us as a result of a product malfunction or defect, perceived or actual, or if we incur significant warranty costs in the future, there could be a material adverse effect on our business and results of operations.

Changes in or enforcement of energy policy regulations could adversely affect our business.

Energy policy in the U.S. and in the other countries where we sell our products is evolving rapidly and we anticipate that energy policy will continue to be an important legislative priority in the jurisdictions where we sell our products. It is difficult, if not impossible, to predict the changes in energy policy that could occur. The elimination of, or a change in, any of the current rules and regulations in any of our markets could create a regulatory environment that makes our end users less likely to purchase our products, which would have a material adverse effect on our business.

Any global economic recovery may be led by emerging markets, which could result in lower profit margins and increased competition.

A global economic recovery may be led by emerging markets. In the event that a global economic recovery is led by emerging markets, we could face increased competition from lower cost suppliers, which in turn could lead to lower profit margins on our products. In addition, if the global economic recovery is led by emerging markets, the pace of such recovery could be slower than the pace of prior recoveries. Customers in emerging markets may also place less emphasis on our high quality and brand name than do customers in the U.S. and certain of the other industrialized countries where we compete. If we are forced to compete for business with customers that place less emphasis on quality and brand recognition than our current customers or the pace of any economic recovery is slower than the pace of prior recoveries, our results of operations could be materially adversely impacted.

Risks related to operating a subsidiary and doing business in China

In addition to the factors identified above, the operation of our Chinese subsidiary is subject to the following additional risks:

The operations of our Chinese subsidiary may be adversely affected by China’s evolving economic, political and social conditions.

We conduct our business in China primarily through a wholly-owned Chinese subsidiary. The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China. In particular, the results of operations of our Chinese subsidiary may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation. In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers. Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants such as us are rapidly changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business.

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

Risks related to our acquisition and ownership of Energy Steel & Supply Company

In addition to the factors identified above, the operation of our subsidiary Energy Steel is subject to the following additional risks:

It may be more difficult, costly or time-consuming to integrate our historical business with the business of Energy Steel than we expect.

On December 14, 2010, we acquired Energy Steel, a fabrication and specialty machining company dedicated exclusively to the nuclear power industry. The success of our acquisition of Energy Steel will depend, in part, on our ability to realize the anticipated benefits from integrating our historical business, operations and management with the business, operations and management of Energy Steel. We cannot provide any assurances that we will be able to integrate the business and operations of Energy Steel without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of our management’s attention, failure to integrate information and accounting systems or establish and maintain proper internal control over financial reporting. Moreover, as part of the integration process, we must conform Energy Steel’s existing business culture and compensation structure with ours. If we are not able to efficiently integrate Energy Steel’s business and operations into our organization in a timely and efficient manner, or at all, the anticipated benefits of our acquisition of Energy Steel may not be realized, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

Our acquisition of Energy Steel might subject us to unknown liabilities.

Energy Steel may have unknown liabilities, including, but not limited to, product liability, workers’ compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of Energy Steel for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of Energy Steel. Such liabilities and related legal or other costs could materially harm our business or results of operations.

Political and regulatory developments could make the utilization and growth of nuclear power as an energy source less desirable.

On March 11, 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. The events in Japan have created uncertainties worldwide regarding, among other things, the desirability of operating existing nuclear power plants and building new or replacement nuclear power plants. Should public opinion or political pressure result in the closing of existing nuclear facilities or otherwise result in the failure of the nuclear power industry to grow, especially within the U.S., the business and growth prospects of Energy Steel could be materially adversely impacted.

In addition, the U.S. Nuclear Regulatory Commission, or NRC, plans to perform additional operational and safety reviews of nuclear facilities in the U.S. It is possible that the NRC could take action or impose regulations that adversely affects the demand for Energy Steel’s products and services, or otherwise delays or prohibits construction of new nuclear power generation facilities, even temporarily. If any such event were to occur, the business or operations of Energy Steel could be materially adversely impacted.

Our intangible assets substantially increased as a result of our acquisition of Energy Steel. Should a portion of these intangible assets be impaired, results of operations could be materially adversely affected.

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, primarily as a result of our acquisition of Energy Steel. The value of these intangible assets may increase in the future if we complete additional acquisitions as part of our overall business strategy. We are required to review our intangible assets for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise. Factors that could indicate that our intangible assets are impaired could include, among other things, a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower than expected growth rates in our markets. If a portion of our intangible assets becomes impaired as a result of such a review, the impaired portion of such assets would have to be written-off during that period. Such a write-off could have a material adverse effect on our results of operations.

Risks related to the ownership of our common stock

Provisions contained in our certificate of incorporation and bylaws could impair or delay stockholders’ ability to change our management and could discourage takeover transactions that our stockholders might consider to be in their best interests.

Provisions of our certificate of incorporation and bylaws could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our common stock, that our stockholders might consider to be in their best interests. For example:

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

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our manufacturing facilities, also located in Batavia, consist of approximately 33 acres and contain about 216,000 square feet in several connected buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. We also lease approximately 15,000 square feet of office space and 45,000 square feet of manufacturing facilities for our subsidiary, Energy Steel, located in Lapeer, Michigan. Additionally, we lease a U.S. sales office in Houston and our Chinese subsidiary leases a sales and engineering office in Suzhou, China.

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

Our common stock is traded on the NYSE Amex exchange under the symbol “GHM”. As of May 27, 2011, there were 9,866 shares of our common stock outstanding that were held by approximately 147 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the NYSE Amex.

	High	Low

Fiscal year 2011
First quarter	$19.60	$13.50
Second quarter	17.99	13.52
Third quarter	21.00	14.75
Fourth quarter	24.58	19.08
Fiscal year 2010
First quarter	$16.12	$8.70
Second quarter	15.67	10.52
Third quarter	21.84	13.37
Fourth quarter	21.58	14.63

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Dividends declared per share by our Board of Directors for each of the four quarters of fiscal 2011 and fiscal 2010 were $.02. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders. The facility limits the payment of dividends to stockholders to 25% of net income if our maximum funded debt to EBITDA ratio is greater than 2.0 to 1. As of March 31 and May 27, 2011, we did not have any funded debt outstanding. More information regarding our senior credit facility can be found in Note 7 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We maintain a stock repurchase program that permits us to repurchase up to 1,000 shares of our common stock either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of the expiration of the program on July 29, 2011, when all 1,000 shares have been repurchased or when the Board of Directors terminates the program. We intend to use cash on hand to fund any stock repurchases under the program. As of March 31, 2011, 638 shares of our common stock remain available for repurchase under the stock repurchase program.

Item 6.	Selected Financial Data

	GRAHAM CORPORATION — FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(For Fiscal Years Ended March 31)	2011(2)	2010	2009	2008(1)	2007(1)
	(Amounts in thousands, except per share data)

Operations:
Net sales	$74,235	$62,189	$101,111	$86,428	$65,822
Gross profit	21,851	22,231	41,712	34,162	16,819
Gross profit percentage	29.4%	35.7%	41.3%	39.5%	25.6%
Income from continuing operations	5,874	6,361	17,467	15,034	5,761
Cash dividends	790	788	754	493	387
Common stock:
Basic earnings from continuing operations per share	$.59	$.64	$1.72	$1.52	$.59
Diluted earnings from continuing operations per share	.59	.64	1.71	1.49	.58
Stockholders’ equity per share	7.47	7.01	6.21	4.86	3.15
Dividends declared per share	.08	.08	.075	.05	.04
Market price range of common stock
High	24.58	21.84	54.91	30.48	9.20
Low	13.50	8.70	6.85	6.30	5.02
Average common shares outstanding — diluted	9,958	9,937	10,195	10,085	9,850
Financial data at March 31:
Cash and cash equivalents and investments	$43,083	$74,590	$46,209	$36,793	$15,051
Working capital	44,003	56,704	49,547	36,998	20,119
Capital expenditures	1,979	1,003	1,492	1,027	1,637
Depreciation	1,334	1,107	993	862	874
Total assets	118,050	108,979	86,924	70,711	48,878
Long-term debt, including capital lease obligations	116	144	31	36	56
Stockholders’ equity	73,655	69,074	61,111	48,536	30,654

(1)	Per share data has been adjusted to reflect the following stock splits: (i) a two-for-one stock split declared on July 31, 2008, and (ii) a five-for-four stock split declared on October 26, 2007. Each such stock split was paid in the form of a dividend.

(2)	The financial data presented for fiscal 2011 includes the financial results of Energy Steel from the date of acquisition, which was December 14, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our corporate offices are located in Batavia, New York and we have production facilities in both Batavia, New York and at our wholly-owned subsidiary, Energy Steel, located in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary located in Suzhou, China, which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.

In advancement of our strategy to diversify our products and broaden our offerings to the energy industry, on December 14, 2010, we acquired Energy Steel. This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Energy Steel were included in our consolidated financial statements from the date of acquisition.

Highlights

Highlights for our fiscal year ended March 31, 2011, which we refer to as fiscal 2011, include:

•	Net income and income per diluted share for fiscal 2011, were $5,874 and $0.59 compared with net income and income per diluted share of $6,361 and $0.64 for fiscal year ended March 31, 2010, which we refer to as fiscal 2010. Excluding the transaction costs related to the Energy Steel acquisition, net income and income per diluted share was $6,407 and $.64 in fiscal 2011.

•	Net sales for fiscal 2011 of $74,235 were up 19% compared with $62,189 for fiscal 2010.

•	Orders received in fiscal 2011 of $63,222 were down 42% compared with fiscal 2010, when orders were $108,317. Orders received in fiscal 2011 included $6,104 associated with Energy Steel.

•	Backlog on March 31, 2011 of $91,096 was down 3% from backlog of $94,255 on March 31, 2010. Included in backlog at March 31, 2011 was $8,444 associated with Energy Steel.

•	Gross profit and operating margins for fiscal 2011 were 29.4% and 11.8% compared with 35.7% and 16.1%, respectively, for fiscal 2010.

•	Cash and short-term investments at March 31, 2011 were $43,083 compared with $74,590 as of March 31, 2010, down 42%.

•	At fiscal year end, we had a solid balance sheet that was free of bank debt and that provided financial flexibility.

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

Item 1A and elsewhere in our Annual Report on Form 10-K. Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	our ability to integrate our acquisition of Energy Steel and continue to pursue our acquisition and growth strategy;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

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

Fiscal 2012 and Near-Term Market Conditions

The downturn in the global economy which commenced in fiscal 2008 led to reduced demand for petroleum-based products, which in turn led our customers to defer investment in major capital projects. We have seen an improved business environment over the past few quarters and believe that we are in the early stages of a business recovery. While there continues to be risks around a global economic recovery, we believe current signs are more positive than a year ago.

In addition, we believe that the significant increase in construction costs, including raw material costs, which had occurred over the four-to-five-year period prior to the recent downturn, also led to delays in new commitments by our customers. The increase in costs resulted in the economics of projects becoming less feasible. While some material costs have improved, copper and steel are again elevated and remain volatile.

Near-term demand trends that we believe are affecting our customers’ investments include:

•	As the world recovers slowly from the global recession, many emerging economies continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more refined petroleum products. Although uncertainty in the capital markets continues, there has been some improved access to capital, which has resulted in certain previously stalled projects being released.

•	The expansion of the Middle Eastern economies and the continued growth in demand for oil and refined products has renewed investment activity in that area. The planned sequential project activity for refineries is encouraging.

•	Asia, specifically China, began experiencing renewed demand for refined petroleum products such as gasoline. This renewed demand is driving increased investment in petrochemical and refining projects.

•	South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by their expanding economies and increased local demand for gasoline and other products that are made from oil as the feedstock.

•	The U.S. refining market has exhibited recent improvement, including near-term increases in orders of short cycle and spare parts. Historically, these types of orders have suggested a recovery, as delayed spending is released. We expect the U.S. refining market will not return to the levels experienced during the last upcycle, but will improve compared with its levels over the past few years. We expect that the U.S. refining markets will continue to be an important aspect of our business.

•	Investments in North American oil sands projects have recently increased, especially for extraction projects in Alberta and foreign investment in Alberta which suggest that downstream investments that involve our equipment might increase in the next one to three years.

•	Investment in new nuclear power capacity may become subject to increased uncertainty due to political and social pressures, enhanced by the tragic earthquake and tsunami which occurred in Japan in March 2011. However, the need for additional safety and back up redundancies at existing plants could increase demand in the near term.

We expect that the consequences of these near-term trends will be more pressure on our pricing and gross margins, as the U.S. refining market has historically provided higher margins than certain international markets.

Because of continued global economic uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both strong and weak quarters. For example, sequentially the past eight quarters had new order levels of $8,838, $29,567, $51,644, $18,268, $8,124, $10,476, $17,784, and $26,838 in the first, second, third and fourth quarters of fiscal 2010 and the first, second, third and fourth quarters of fiscal 2011, respectively. For the next several quarters, we also expect to see smaller value projects than what we had seen during the last expansion cycle. This will require more orders for us to achieve a similar revenue level. We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period provides a better measure of our business.

Mix Shift: Stronger International Growth in Refining and Chemical Processing with Domestic Growth in Nuclear Power and Navy Projects

We expect growth in the refining and chemical processing markets to be driven by emerging markets. We have also expanded our addressable markets through the acquisition of Energy Steel and our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities will be equivalent between the domestic and international markets.

Over the long-term, we expect our customers’ markets to regain their strength and, while remaining cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:

Demand Trends

•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia.

•	Increased development of geothermal electrical power plants in certain regions is expected to meet projected growth in demand for electrical power.

•	Increased global regulations over the refining and petrochemical industries are expected to continue to drive requirements for capital investments.

•	Increased demand is expected from the nuclear power generation industry.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased project development of international nuclear facilities is expected, despite the recent tragedy in Japan.

•	Construction of new petrochemical plants in the Middle East is anticipated, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased investments in new power projects are expected in Asia and South America to meet projected consumer demand increases.

•	Long-term growth potential is believed to exist in alternative energy markets, such as coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.

•	Shale gas development and the resulting availability of affordable natural gas as feedstock to U.S.-based chemical/petrochemical facilities is expected to lead to renewed investment is chemical/petrochemical markets in the U.S.

We believe that all of the above factors offer us long-term growth opportunity to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.

Emerging markets require petroleum-based products. These markets are expected to continue to grow at rates faster than the U.S. Therefore, we expect international opportunities will be more plentiful relative to domestic projects for these markets. We believe the domestic and international markets will offer similar opportunities for us in the near term. Our domestic sales as a percentage of aggregate product sales, which had increased from 50% in fiscal 2007 to 54% in fiscal 2008 to 63% in fiscal 2009, decreased to 45% in each of fiscal 2010 and fiscal 2011. Our order rates for fiscal 2011 were 48% domestic and 52% international, compared with fiscal 2010, which were 50% domestic and 50% international.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2011	2010	2009

Net sales	$74,235	$62,189	$101,111
Net income	$5,874	$6,361	$17,467
Diluted income per share	$0.59	$0.64	$1.71
Total assets	$118,050	$108,979	$86,924

Fiscal 2011 Compared with Fiscal 2010

Sales for fiscal 2011 were $74,235, a 19% increase, as compared with sales of $62,189 for fiscal 2010. The increase was driven by our acquisition of Energy Steel and the improvement in our base markets for petroleum-based products. Energy Steel contributed $5,808, or 48% of the growth in fiscal 2011. Domestic sales increased by $5,431 in fiscal 2011, driven by our acquisition of Energy Steel. International sales accounted for 55% of all sales for fiscal 2011, the same as fiscal 2010. International sales increased by $6,615 in fiscal 2011, with increases in the Middle East and South America up $5,467 and $4,723, respectively, partly offset by slower sales in Asia, down $4,174. By market, sales for fiscal 2011 were 35% to the refining industry (down from 41% in fiscal 2010), 22% to the chemical and petrochemical industries (down from 35%) and 43% to other industrial applications (up from 24%), including nuclear energy and the U.S. Navy.

Our gross margin for fiscal 2011 was 29.4% compared with 35.7% for fiscal 2010. Gross margins in fiscal 2011 were impacted by certain project wins, which occurred in late fiscal 2010 and early fiscal 2011, during a period when pricing was extremely competitive due to a small number of available opportunities. In addition, fiscal 2010 margins, especially in the first half of the year, benefitted from projects won late in the last upcycle. Gross profit for fiscal 2011 decreased $380, compared with fiscal 2010. Gross profit decreased due to a lower gross margin, which was mostly offset by higher volume. Gross profit in fiscal 2011 was adversely impacted by inventory step-up and intangible asset amortization related to the Energy Steel acquisition. These charges were $247 in fiscal 2011.

Selling, general and administrative, or SG&A, and other expenses for fiscal 2011 were $13,076, up 7% compared with $12,189 in fiscal 2010. The increase in SG&A was related to our acquisition of Energy Steel, which had $764 of SG&A (including $53 of intangible asset amortization costs) related to post-acquisition operating costs. There were also $676 of transaction costs related to the acquisition. SG&A, excluding Energy Steel, decreased $553, driven by lower pension and variable compensation costs. SG&A and other expenses as a percentage of sales decreased in fiscal 2011 to 17.6% of sales compared with 19.6% of sales in fiscal 2010.

Interest income for fiscal 2011 was $77, up from $55 in fiscal 2010. This increase was due to higher average levels of cash during fiscal 2011 compared with fiscal 2010.

Interest expense was $92 in fiscal 2011, up from $36 in fiscal 2010. The increase was due to an interest charge for unrecognized tax benefits.

Our effective tax rate in fiscal 2011 was 33% compared with an effective tax rate of 37% for fiscal 2010. The tax rate in fiscal 2011 was adversely affected by acquisition-related costs which are not tax affected. Excluding the acquisition-related tax impact, the effective tax rate in fiscal 2011 was 32%. Included in fiscal 2011 and fiscal 2010 income tax expense was a charge for unrecognized tax benefits of $32 and $445, respectively, related to research and development tax credits taken in tax years 2006 through 2010. Such charge is management’s estimate of our potential exposure related to an ongoing Internal Revenue Service examination of our research and development tax credits. We continue to believe our tax position is correct and we intend to continue to vigorously defend our position. Excluding the tax charge, our effective tax rate in fiscal 2010 was 32.5%.

Net income for fiscal 2011 and fiscal 2010 was $5,874 and $6,361, respectively. Income per diluted share was $0.59 and $0.64 for the respective periods. Excluding the transaction costs related to the Energy Steel acquisition, net income and income per diluted share was $6,407 and $0.64 in fiscal 2011.

Fiscal 2010 Compared with Fiscal 2009

Sales for fiscal 2010 were $62,189, a 38% decrease, as compared with sales of $101,111 for fiscal 2009. The decrease was due to reduced demand for petroleum-based products as a result of the economic downturn that commenced in fiscal 2008, which caused our customers to defer investment in major capital projects. This decline in sales occurred in all product lines. International sales accounted for 55% of all sales for fiscal 2010, which were up from 37% in fiscal 2009. Domestic sales decreased by $35,792 in fiscal 2010. International sales declined $3,130 in fiscal 2010, driven by sales declines in Canada, South America, the Middle East and Europe, somewhat offset by higher sales in Asia and Africa. Sales for fiscal 2010 were 41% to the refining industry (down from 46% in fiscal 2009), 35% to the chemical and petrochemical industries (up from 27%) and 24% to other industrial applications (down from 27%), including electrical power.

Our gross margin for fiscal 2010 was 35.7% compared with 41.3% for fiscal 2009. Gross profit for fiscal 2010 decreased 47%, or $19,481, compared with fiscal 2009. Gross profit decreased due to lower volume, which resulted in the significant under utilization of our production capacity. The lower volume and utilization declines were partly offset by improved raw material purchasing benefits, especially in the first and second quarters of fiscal 2010, and continued improvements in productivity.

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

Our effective tax rate in fiscal 2010 was 37% compared with an effective tax rate of 35% for fiscal 2009. The increase was due to a charge for unrecognized tax benefits of $445 related to research and development tax credits taken in tax years 2006 through 2010. Such charge is management’s estimate of our potential exposure related to an ongoing Internal Revenue Service examination of our research and development tax credits. We believe our tax position is correct and we intend to continue to vigorously defend our position. Associated with the tax charge was an interest charge of $32, as noted in the above paragraph, and a $10 tax credit, related to such interest charge. The combination of these charges and credit was a net charge to earnings of $467 ($435 in taxes and $32 in interest), which lowered our earnings per share in fiscal 2010 by $0.05 per share. Excluding the tax charge, our effective tax rate in fiscal 2010 was 32.5%. The total tax benefit related to the research and development tax credit that is under review by the IRS was $2,218 at March 31, 2010. In assessing the realizability of deferred tax assets, management determined that a portion of the deferred tax assets related to certain state investment tax credits and net operating losses will not be realized and a valuation allowance of $332 was recorded resulting in an increase in the effective tax rate.

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

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders’ equity on the dates indicated:

March 31, 2011	March 31, 2010	March 31, 2009

$73,655	$69,074	$61,111

Fiscal 2011 Compared with Fiscal 2010

Stockholders’ equity increased $4,581 or 7%, at March 31, 2011 compared with March 31, 2010. This increase was primarily due to net income earned in fiscal 2011. We repurchased 59 shares in fiscal 2011. A total of 362 shares have been repurchased, pursuant to our publicly announced stock repurchase program. At March 31, 2011 and May 27, 2011, the number of shares remaining that have been approved for repurchase under the stock repurchase program is 638.

On March 31, 2010, our net book value was $7.47 up 7% over March 31, 2010.

Fiscal 2010 Compared with Fiscal 2009

Stockholders’ equity increased $7,963 or 13%, at March 31, 2010 compared with March 31, 2009. This increase was primarily due to net income and an increase in the value of pension assets. Dividends paid in fiscal 2010 increased 5%, to $788, due to a dividend increase which occurred in early fiscal 2009. We repurchased 26 shares in fiscal 2010, pursuant to our publicly announced stock repurchase program.

On March 31, 2010, our net book value was $7.01 up 13% over March 31, 2009.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2011	2010

Cash and investments	$43,083	$74,590
Working capital(1)	44,003	56,704
Working capital ratio(1)	2.3	2.6

(1)	Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

We use the ratios described above to measure our liquidity and overall financial strength.

As of March 31, 2011, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
		Less Than	1 − 3	3 − 5
	Total	1 Year	Years	Years	Thereafter

Capital lease obligations	$169	$50	$92	$27	$—
Operating leases(1)	1,686	452	691	543	—
Pension and postretirement benefits(2)	107	107	—	—	—
Accrued compensation	333	74	—	—	259
Accrued pension liability	260	26	52	52	130
Liability for unrecognized tax benefits	1,365	888	477	—	—
Other liabilities	1,617	798	819	—	—

Total	$5,537	$2,395	$2,131	$622	$389

(1)	For additional information, see Note 6 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Amounts represent anticipated contributions during fiscal 2012 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. No contributions are expected to be made to our defined benefit pension plan for fiscal 2012.

Net cash used by operating activities for fiscal 2011 was $10,369, compared with net cash provided of $30,270 for fiscal 2010. The largest changes, compared with fiscal 2010, were an increase in unbilled revenue of $10,672 (compared with a decrease of $7,407 in fiscal 2010) and a decrease in customer deposits of $9,498 (compared with an increase of $16,130 in fiscal 2010). The increase in unbilled revenue was driven by timing of billings for a small number of projects, while the customer deposits decrease was the reversal of a large portion of the fiscal 2010 increase, which, in fiscal 2010, resulted from major customers providing upfront negotiated cash payments to assist in lowering the cost for us to complete their projects. We expect the unbilled revenue to convert to accounts receivable and then to cash in the first and second quarters of fiscal 2012. The customer deposits will likely continue to decrease throughout fiscal 2012, as the large payments received in fiscal 2010 are used as planned to procure raw materials to fulfill orders.

The main contributors to cash generation, which partly offset the cash uses noted above, were net income, $5,874 and depreciation and amortization, $1,941. Net working capital (accounts receivable, inventory and accounts payable) contributed $1,111.

Capital spending in fiscal 2011 was $1,979, up from $1,003 in fiscal 2010, driven by an equipment investment to support the Northrop Grumman order for the U.S. Navy. We used $874 to purchase 59 shares of stock as part of our stock buyback program in fiscal 2011, compared with $229 in fiscal 2010. In addition, we paid $790 in dividends in fiscal 2011, up from $788 in fiscal 2010.

Cash and investments were $43,083 on March 31, 2011 compared with $74,590 on March 31, 2010, down 42%. The largest components of cash usage were the purchase of Energy Steel for $17,899, the items noted above, an unbilled revenue increase of $10,672, and a decrease in customer deposits of $9,498.

We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letter of credits and allows us to pay a lower cost on those letters of credit.

Capital expenditures in fiscal 2011 were 75% for plant machinery and equipment and 25% for all other items. In excess of 40% of our fiscal 2011 capital expenditures were related to the Northrop Grumman project for the U.S. Navy won in fiscal 2010. Sixty-five percent of our capital spending was for productivity improvements and the balance was primarily for capitalized maintenance. Capital expenditures for fiscal 2012 are expected to be approximately $3,000 to $3,500. Over 85% of our fiscal 2012 capital expenditures are expected to be for machinery and equipment, with the remaining amounts to be used for information technology and other items.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on March 31, 2011 and 2010 were $13,751 and $9,584, respectively. There were no other amounts outstanding on our credit facility at March 31, 2011 and 2010. Our borrowing rate as of March 31, 2010 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $11,249 at March 31, 2011. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Orders during fiscal 2011 and fiscal 2010 were $63,222 and $108,317, respectively, representing a 42% decrease for fiscal 2011. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy included in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 48%, or $30,233, of our total orders and international orders were 52%, or $32,989, of our total orders in fiscal 2011. Domestic orders decreased by $24,040, or 44%, primarily due to a larger order in fiscal 2010 (in excess of $25,000) from Northrop Grumman to provide surface condensers for the U.S. Navy. This was partly offset by the $6,104 of orders received from Energy Steel in fiscal 2011. International orders decreased by $21,055, or 39%, as strong orders for refining in the Middle East did not repeat in fiscal 2011. Middle East orders were down $21,134, or 85%, compared with fiscal 2010. Orders from other international regions were flat as weakness in China was offset by increases in the rest of Asia, as well as Canada.

Backlog was $91,096 at March 31, 2011 compared with a record $94,255 at March 31, 2010, a 3% decrease. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 15% to 20% of orders currently in backlog are not expected to be converted to sales within the next twelve months. At March 31, 2011, approximately 34% of our backlog was attributed to equipment for refinery project work, 11% for chemical and petrochemical projects, and 55% for other industrial or commercial applications (including the Northrop Grumman order for the U.S. Navy and all Energy Steel orders). At March 31, 2010, approximately 37% of our backlog was for refinery project work, 15% for chemical and petrochemical projects, and 48% for other industrial or commercial applications.

In fiscal 2011, one order for $1,588, which had been placed on hold by our customer in fiscal 2009, was cancelled. All other orders which were previously on hold by our customers have now been released; the last order on hold for $1,130 was released subsequent to the end of the year.

Outlook

We believe that we are in the early stages of a recovery in the refinery and petrochemical markets. We also believe the improved strength of the alternative energy markets, including the nuclear market, will continue into fiscal 2012. We experienced significant organic order growth in the second half of fiscal 2011, supplemented by our acquisition of Energy Steel. We believe that, with our current backlog of $91,096, improved order levels in the third and fourth quarters of fiscal 2011 and strong pipeline, our recovery will continue into fiscal 2012. We expect revenue to increase 30% to 40%, to $95 to $105 million, in fiscal 2012. Approximately, 16% to 20% of our revenue is expected to come from Energy Steel. In fiscal 2011, Energy Steel contributed 8% of our revenue, as we completed our acquisition late in the third quarter of fiscal 2011. For the fourth quarter of fiscal 2011, Energy Steel contributed 19.7% of our revenue. Our backlog on March 31, 2011 was $91,096. Order levels in the second half of fiscal 2011 were $44,622, compared with $18,600 in the first half of fiscal 2011. Included in the second half figures was $6,104 of orders from Energy Steel. We expect fiscal 2012 order levels to continue to be variable across the year, though we are optimistic that orders will be more similar to the second half of fiscal 2011 than the first half of the year. We continue to expect a stronger international market, with pockets of strength in the U.S., especially in alternative energy, including nuclear business.

Normally, we convert 85% to 90% of our existing backlog to sales within a 12-month period. However, the Northrop Grumman for the U.S. Navy project currently in our backlog will convert to revenue over the next three fiscal years, with the majority of the revenue occurring in fiscal 2012 and fiscal 2013. Therefore, our March 31, 2011 backlog will extend beyond our historical level. We expect to convert approximately 80% to 85% of our March 31, 2011 backlog to sales in fiscal 2012.

For fiscal 2012, we expect sales to be less variable by quarter than in fiscal 2011. In fiscal 2011, fourth quarter sales were nearly double the level of sales in the first quarter. Our expected growth range for fiscal 2012 assumes conversion of backlog as well as continued market improvement and investment by our customers. The upper end of the range, and above, may be achieved by acceleration of projects by refining and petrochemical and alternative energy end users, our historical customer base. In addition, increased focus on safety and redundancy projects at U.S. nuclear facilities may drive near term opportunities at Energy Steel. We do, however, anticipate more revenue concentration in fiscal 2012 than in prior years. Two orders, the U.S. Navy project and a Middle East refinery project, are expected to account for approximately 25% of fiscal 2012 revenue. Any unexpected delay in either of these projects could impact fiscal 2012 revenue and earnings.

We expect gross profit margin in fiscal 2012 to be in the 29% to 32% range. This margin level represents an increase from fiscal 2011, which included some lower margin projects won during the depths of the downturn in our markets. While we still have a few lower margin projects in our backlog, the overall margin within our backlog has improved compared with the start of fiscal 2011. We expect that the current shift of business in the refining and petrochemical market toward international markets, where margins are generally lower than domestic project margins will have the effect of reducing our margins. In addition, at the start of a recovery we have historically experienced margins that are somewhat muted compared to later on in a recovery.

Gross profit margins are expected to improve with anticipated volume increases throughout fiscal 2012 and beyond. Due to changes in geographical markets and end use markets, we expect gross margins are unlikely to reach the 40% range achieved in the prior up cycle. We believe long term upcycle gross profit margin percentage in the mid-to-upper 30’s is a more realistic expectation. We also expect this recovery will continue to be more focused on emerging markets, which historically have lower margins and more competitive pricing than developed markets.

We believe achievement of the upper end of our margin projections, and potential upside above the range, can occur if we experience: (i) increased volume that increases utilization of capacity; (ii) continued improvements in our manufacturing productivity; and/or (iii) expanded margin opportunities at Energy Steel.

SG&A spending is expected to increase during fiscal 2012 to between $16,500 and $17,500. This includes the full year impact of Energy Steel (compared with 3 1/2 months in fiscal 2011). In addition to Energy Steel, we continue to invest in personnel as we prepare for increased opportunities in fiscal 2012 and beyond. Our effective tax rate during fiscal 2012 is expected to be between 33% and 35%.

Cash flow in fiscal 2012 is expected to be positive, driven by improved net income and despite the significant increase in revenue, the minimal need for additional working capital. We also expect to see reductions in unbilled revenue, partly offset by the drawdown of customer deposits which have been high since the fourth quarter of fiscal 2010.

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

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of March 31, 2011, other than noted above, we were unaware of any other material litigation matters.

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

Business Combinations and Intangible Assets.  Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Goodwill is recorded when the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired. Definite lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value.

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

The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for tax years 2009 and 2010. The IRS has completed its examination for tax years 2006 through 2008. In June 2010, the IRS proposed an adjustment, plus interest, to disallow substantially all of the research and development tax credit claimed by the Company in tax years 2006 through 2008. The Company filed a protest to appeal the adjustment in July 2010. A liability for unrecognized tax benefits related to this tax position was recorded at March 31, 2011 and 2010.

Critical Accounting Estimates and Judgments

We have evaluated the accounting policies used in the preparation of the consolidated financial statements and the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and believe those policies to be reasonable and appropriate.

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, fair value estimates of identifiable tangible and intangible assets acquired in business combinations, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.

As discussed above under the heading “Critical Accounting Policies,” we recognize a substantial amount of our revenue using the percentage-of-completion method. The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.

We base the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of the assets acquired and liabilities assumed are determined using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of cash flows projected to be generated by that asset. The projected cash flows are discounted at a required rate of return that reflects the relative risk of the transaction and the time value of money. The projected cash flows for each asset considers multiple factors, including current revenue from existing customers, the high cost barrier to entry of markets, and expected profit margins giving consideration to historical and expected margins. The cost approach values the asset by determining the current cost of replacing that asset with another of equivalent economic utility. The cost to replace the asset reflects the replacement cost, less an allowance for loss in value due to deprecation or obsolescence, with specific consideration given to economic obsolescence if indicated.

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

The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2011 is 6.07% for our defined benefit pension and 5.15% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2011 net periodic benefit expense for our defined benefit pension and other postretirement benefit plan by approximately $182 and $0, respectively.

The expected return on plan assets assumption of 8.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2011 net periodic pension expense by approximately $147.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2011 or March 31, 2010, other than operating leases and letters of credit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from market changes) to which we are exposed are foreign currency exchange rates, price risk and project cancellation risk.

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

Foreign Currency

International consolidated sales for fiscal 2011 were 55% of total sales, the same as for fiscal 2010. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of fiscal 2011, fiscal 2010, and fiscal 2009, all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In fiscal 2011, fiscal 2010 and fiscal 2009, our purchases in foreign currencies represented 1%, 1% and 2%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in fiscal 2011 or fiscal 2010, and as of March 31, 2011 and 2010, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Economic conditions over the past few years have led to a higher likelihood of project cancellation by our customers. We had one project for $1,588 cancelled in the first quarter of fiscal 2011. We also had one project for $519 cancelled in fiscal 2010. Our last project on hold, in the amount of $1,130, was released in April 2011. Currently, we have no projects on hold. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2011	2010	2009
	(Amounts in thousands,
	except per share data)

Net sales	$74,235	$62,189	$101,111
Cost of products sold	52,137	39,958	59,399
Cost of goods sold — amortization	247	—	—

Total cost of goods sold	52,384	39,958	59,399

Gross profit	21,851	22,231	41,712

Other expenses and income:
Selling, general and administrative	13,009	12,081	14,813
Amortization	67	12	12
Interest income	(77)	(55)	(416)
Interest expense	92	36	5
Other expense	—	96	559

Total other expenses and income	13,091	12,170	14,973

Income before provision for income taxes	8,760	10,061	26,739
Provision for income taxes	2,886	3,700	9,272

Net income	$5,874	$6,361	$17,467

Per share data
Basic:
Net income	$.59	$.64	$1.72

Diluted:
Net income	$.59	$.64	$1.71

Average common shares outstanding:
Basic	9,919	9,899	10,134
Diluted	9,958	9,937	10,195
Dividends declared per share	$.08	$.08	$.075

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(Amounts in thousands, except per share data)

Assets
Current assets:
Cash and cash equivalents	$19,565	$4,530
Investments	23,518	70,060
Trade accounts receivable, net of allowances ($26 and $17 at March 31, 2011 and 2010, respectively)	8,681	7,294
Unbilled revenue	14,280	3,039
Inventories	8,257	6,098
Prepaid expenses and other current assets	424	396
Deferred income tax asset	1,906	255

Total current assets	76,631	91,672
Property, plant and equipment, net	11,705	9,769
Prepaid pension asset	6,680	7,335
Goodwill	7,404	—
Permits	10,300	—
Other intangible assets, net	5,218	—
Other assets	112	203

Total assets	$118,050	$108,979

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$47	$66
Accounts payable	9,948	6,623
Accrued compensation	4,580	4,010
Accrued expenses and other current liabilities	3,427	2,041
Customer deposits	12,854	22,022
Income taxes payable	1,772	68
Deferred income tax liability	—	138

Total current liabilities	32,628	34,968
Capital lease obligations	116	144
Accrued compensation	259	292
Deferred income tax liability	8,969	2,930
Accrued pension liability	234	246
Accrued postretirement benefits	892	880
Other long-term liabilities	1,297	445

Total liabilities	44,395	39,905

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1.00 par value —
Authorized, 500 shares
Common stock, $.10 par value —
Authorized, 25,500 shares
Issued, 10,216 and 10,155 shares at March 31, 2011 and 2010, respectively	1,022	1,016
Capital in excess of par value	16,322	15,459
Retained earnings	64,623	59,539
Accumulated other comprehensive loss	(5,012)	(4,386)
Treasury stock (350 and 305 shares at March 31, 2011 and 2010, respectively)	(3,300)	(2,554)

Total stockholders’ equity	73,655	69,074

Total liabilities and stockholders’ equity	$118,050	$108,979

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2011	2010	2009
	(Dollar amounts in thousands)

Operating activities:
Net income	$5,874	$6,361	$17,467
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	1,334	1,107	993
Amortization	314	12	12
Amortization of unrecognized prior service cost and actuarial losses	293	678	106
Discount accretion on investments	(50)	(50)	(397)
Stock-based compensation expense	478	436	372
Loss on disposal or sale of property, plant and equipment	23	70	4
Deferred income taxes	(923)	(4,568)	6,022
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	155	(299)	(1,941)
Unbilled revenue	(10,672)	7,407	(1,675)
Inventories	(1,723)	(1,433)	132
Income taxes receivable/payable	1,703	4,122	(2,552)
Prepaid expenses and other current and non-current assets	63	(24)	90
Prepaid pension asset	(776)	(245)	(7,677)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	2,679	990	(11)
Accrued compensation, accrued expenses and other current and non-current liabilities	461	(401)	260
Customer deposits	(9,498)	16,130	(100)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(104)	(23)	(59)

Net cash (used) provided by operating activities	(10,369)	30,270	11,046

Investing activities:
Purchase of property, plant and equipment	(1,979)	(1,003)	(1,492)
Proceeds from disposal of property, plant and equipment	14	9	1
Purchase of investments	(155,717)	(182,481)	(142,601)
Redemption of investments at maturity	202,310	153,530	136,620
Acquisition of Energy Steel & Supply Company (See Note 2)	(17,899)	—	—

Net cash provided ( used) by investing activities	26,729	(29,945)	(7,472)

Financing activities:
Proceeds from issuance of long-term debt	—	822	2,927
Principal repayments on long-term debt	(68)	(861)	(2,955)
Issuance of common stock	236	63	695
Dividends paid	(790)	(788)	(754)
Purchase of treasury stock	(874)	(229)	(2,303)
Excess tax deduction on stock awards	120	40	1,696
Other	—	5	5

Net cash used by financing activities	(1,376)	(948)	(689)

Effect of exchange rate changes on cash	51	3	153

Net increase (decrease) in cash and cash equivalents	15,035	(620)	3,038
Cash and cash equivalents at beginning of year	4,530	5,150	2,112

Cash and cash equivalents at end of year	$19,565	$4,530	$5,150

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital in		Other
		Par	Excess of	Retained	Comprehensive	Treasury	Notes	Stockholders’
	Shares	Value	Par Value	Earnings	Loss(1)	Stock	Receivable	Equity
	(Dollar amounts in thousands)

Balance at April 1, 2008	4,990,945	499	12,674	37,253	(2,363)	(22)	(11)	48,030
Net income				17,467				17,467
Foreign currency translation adjustment					147			147
Pension and other postretirement benefits adjustments, net of income tax of $2,387					(4,244)			(4,244)

Total comprehensive income								13,370
Issuance of shares	72,659	8	687					695
Stock award tax benefit			1,696					1,696
Dividends				(754)				(754)
Two-for-one stock split	5,063,604	506	(506)					—
Recognition of equity-based compensation expense			372					372
Purchase of treasury stock						(2,303)		(2,303)
Collection of notes receivable from officers and directors							5	5

Balance at March 31, 2009	10,127,208	1,013	14,923	53,966	(6,460)	(2,325)	(6)	61,111
Net income				6,361				6,361
Foreign currency translation adjustment					2			2
Pension and other postretirement benefits adjustments, net of income tax of $1,289					2,072			2,072

Total comprehensive income								8,435
Issuance of shares	27,896	3	60					63
Stock award tax benefit			40					40
Dividends				(788)				(788)
Recognition of equity-based compensation expense			436					436
Purchase of treasury stock						(229)		(229)
Collection of notes receivable from officers and directors							6	6

Balance at March 31, 2010	10,155,104	1,016	15,459	59,539	(4,386)	(2,554)	—	69,074
Net income				5,874				5,874
Foreign currency translation adjustment					81			81
Pension and other postretirement benefits adjustments, net of income tax of $502					(707)			(707)

Total comprehensive income								5,248
Issuance of shares	60,521	6	230					236
Stock award tax benefit			120					120
Dividends				(790)				(790)
Recognition of equity-based compensation expense			478					478
Purchase of treasury stock						(874)		(874)
Issuance of treasury stock			35			128		163

Balance at March 31, 2011	10,215,625	$1,022	$16,322	$64,623	$(5,012)	$(3,300)	$—	$73,655

(1)	Accumulated foreign currency translation adjustments were $300, $219 and $217, accumulated pension benefit adjustments were $(5,418), $(4,845) and $(7,074), and accumulated other postretirement benefit adjustments were $106, $240 and $397 at March 31, 2011, 2010 and 2009, respectively, net of tax.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1 — The Company and Its Accounting Policies:

Graham Corporation (the “Company”), and its operating subsidiaries, is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries. The Company acquired Energy Steel and Supply Company (“Energy Steel”) in December 2010. Energy Steel is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear industry. The Company’s significant accounting policies are set forth below.

The Company’s fiscal years ended March 31, 2011, 2010 and 2009 are referred to as fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Principles of consolidation and use of estimates in the preparation of financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy Steel and Supply Company, located in Lapeer, Michigan, and Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China. All intercompany balances, transactions and profits are eliminated in consolidation.

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

Translation of foreign currencies

Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at currency exchange rates in effect at year-end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company’s sales and purchases in foreign currencies are minimal. Therefore, foreign currency transaction gains and losses are not significant. Gains and losses resulting from translation of foreign subsidiary balance sheets are included in a separate component of stockholders’ equity. Translation adjustments are not adjusted for income taxes since they relate to an investment, which is permanent in nature.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in cost of products sold.

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2011 are scheduled to mature between April 7 and July 28, 2011.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2011 and 2010 is as follows:

	March 31,
	2011	2010

Costs incurred since inception on contracts in progress	$24,572	$7,096
Estimated earnings since inception on contracts in progress	9,612	2,948

	34,184	10,044
Less billings to date	40,320	30,710

Net (over) under billings	$(6,136)	$(20,666)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2011 and 2010 or Notes to Consolidated Financial Statements:

	March 31,
	2011	2010

Unbilled revenue	$14,280	$3,039
Progress payments reducing inventory (Note 3)	(7,562)	(1,683)
Customer deposits	(12,854)	(22,022)

Net (over) under billings	$(6,136)	$(20,666)

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

Business combinations

The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Direct acquisition-related costs are expensed as incurred.

Intangible assets

Acquired intangible assets other than goodwill consist of permits, customer relationships, tradenames and backlog. The Company amortizes its definite-lived intangible assets on a straight-line basis over their estimated useful lives. Estimated useful lives are six months for backlog and fifteen years for customer relationships. All other intangibles have indefinite lives and are not amortized.

Impairment of long-lived assets

The Company assesses the impairment of definite-lived long-lived assets or asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: a significant decrease in the market price of the asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

Recoverability potential is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable through related cash flows, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

Goodwill and intangible assets with indefinite lives are tested annually for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows and market multiples. Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

Product warranties

The Company estimates the costs that may be incurred under its product warranties and records a liability in the amount of such costs at the time revenue is recognized. The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers. A reconciliation of the changes in the product warranty liability is presented in Note 5.

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $2,576, $3,824 and $3,347 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

The Company files federal and state income tax returns in several U.S. and non-U.S. domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the U.S. Internal Revenue Service for tax years 2006 through 2010.

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

	Year Ended March 31,
	2011	2010	2009

Basic income per share:
Numerator:
Net income	$5,874	$6,361	$17,467

Denominator:
Weighted common shares outstanding	9,860	9,842	10,073
Share equivalent units (“SEUs”) outstanding	59	57	61

Weighted average shares and SEUs outstanding	9,919	9,899	10,134

Basic income per share	$.59	$.64	$1.72

Diluted income per share:
Numerator:
Net income	$5,874	$6,361	$17,467

Denominator:
Weighted average shares and SEUs outstanding	9,919	9,899	10,134
Stock options outstanding	38	36	60
Contingently issuable SEUs	1	2	1

Weighted average common and potential common shares outstanding	9,958	9,937	10,195

Diluted income per share	$.59	$.64	$1.71

There were 17, 17 and 27 options to purchase shares of common stock at various exercise prices in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $5 in fiscal 2011, $4 in fiscal 2010, and $5 in fiscal 2009. In addition, income taxes paid were $2,051 in fiscal 2011, $3,661 in fiscal 2010, and $4,145 in fiscal 2009.

In fiscal 2011, fiscal 2010, and fiscal 2009, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $707, $2,072 and $4,244, respectively. Also, in fiscal 2011, non-cash activities included the issuance of treasury stock valued at $163 to the Employee Stock Purchase Plan. (See Note 11).

At March 31, 2011, 2010, and 2009, there were $9, $117, and $58, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Consolidated Statements of Cash Flows. In fiscal 2011, fiscal 2010 and fiscal 2009, capital expenditures totaling $23, $190 and $31, respectively, were financed through the issuance of capital leases.

Non-cash activities during fiscal 2009 included a reclassification from “Capital in excess of par value” to “Common stock” for $506, which represents the par value of the additional shares issued to effect the two-for-one stock split effected in the form of a stock dividend.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates.

Accounting and reporting changes

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year presentation. Previously, in the March 31, 2010 Consolidated Statement of Operations, amortization was included in the line item “Selling, general and administrative expenses.” Amortization has been segregated and reported separately in the line item “Amortization.” Previously, in the March 31, 2010 Consolidated Balance Sheet, the line items “Deferred income tax asset” and “Prepaid expenses and other current assets” were reported on one line item, “Prepaid expenses and other current assets.” This line item has been separated into two line items. Previously, in the Consolidated Statement of Cash Flows for fiscal 2010 and fiscal 2009, depreciation and amortization was reported on one line item, “Depreciation and amortization.” This line has been separated into two line items, “Depreciation” and “Amortization.”

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

This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Energy Steel were included in the Company’s Consolidated Financial Statements from the date of acquisition. The purchase price was $17,899 in cash. Acquisition-related costs of $676 were expensed in the third and fourth quarters of fiscal 2011 and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. The purchase agreement also includes a contingent earn-out, which ranges from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. If achieved, the earn-out will be payable in fiscal 2011 and fiscal 2012 and is treated as additional purchase price. A liability of $1,498 was recorded for the contingent earn-out. In addition, the Company and Energy Steel entered into a five year lease agreement with ESSC Investments, LLC for Energy Steel’s manufacturing and office facilities located in Lapeer, Michigan which includes an option to renew the lease for an additional five year term. The Company and Energy Steel also have an option to purchase the leased facility for $2,500 at any time during the first two years of the lease term. ESSC Investments, LLC is partly owned by the President and former sole shareholder of Energy Steel.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition and the amount exceeding the fair value of $7,404 was recorded as goodwill, which is not deductible for tax purposes. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment and the final reconciliation and confirmation of tangible assets. The valuations will be finalized within twelve months of the close of the acquisition. Any changes to the preliminary valuation may result in material adjustments to the fair value of the assets and liabilities acquired, as well as goodwill.

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition:

December 14,
2010

Assets acquired:
Current assets	$2,827
Property, plant & equipment	1,295
Backlog	170
Customer relationships	2,700
Tradename	2,500
Permits	10,300
Goodwill	7,404
Other assets	14

Total assets acquired	27,210
Liabilities assumed:
Current liabilities	1,899
Deferred income tax liability	5,924

Total liabilities assumed	7,813

Purchase price	$19,397

The fair values of the assets acquired and liabilities assumed were preliminarily determined using one of three valuation approaches: (i) market; (ii) income; and (iii) cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which estimates the value for a subject asset based on available market pricing for comparable assets, was utilized for work in process inventory. The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets such as permits, tradename and backlog. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the Energy Steel transaction and the time value of money. The projected cash flows for each asset considered multiple factors, including current revenue from existing customers, the competition limiting effect of nuclear permits due to the time and effort required to obtain them, and expected profit margins giving consideration to historical and expected margins. The cost approach was used for the majority of personal property, raw materials inventory and customer relationships. The cost to replace a given asset reflects the estimated replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

The fair value of the work in process inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $196. During the third and fourth quarters of fiscal 2011, the Company expensed as cost of sales the step-up value relating to the acquired inventory sold during fiscal 2011. As of March 31, 2011, there was $49 of inventory step-up value remaining in inventory to be expensed. Raw materials inventory was valued at replacement cost.

The purchase price was allocated to specific intangible assets on a preliminary basis as follows:

	Fair Value	Weighted Average
	Assigned	Amortization Period

Intangibles subject to amortization
Backlog	$170	6 months
Customer relationships	2,700	15 years

	$2,870	14 years

Intangibles not subject to amortization
Permits	$10,300	indefinite
Tradename	2,500	indefinite

	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense was $152 in fiscal 2011. Annual intangible amortization expense is estimated to be $206 in fiscal 2012 and $135 in each of fiscal years 2013 through 2016.

Backlog consists of firm purchase orders received from customers that had not yet entered production or were in production at the date of the acquisition. The fair value of backlog was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog. The life was based upon the period of time in which the backlog is expected to be converted to sales.

Customer relationships represent the estimated fair value of customer relationships Energy Steel has with nuclear power plants as of the acquisition date. These relationships were valued using the replacement cost method based upon the cost to obtain and retain the limited number of customers in the nuclear power market. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 15 years. This life was based upon historical customer attrition and management’s understanding of the industry and regulatory environment.

Nuclear permits are required and critical to generate all of the revenue of Energy Steel, due to the strict regulatory environment of the nuclear industry. The permits are inherently valuable as a result of their competition-limiting effect due to the significant time, effort and resources required to obtain them. The Company intends to continually renew the permits and maintain all quality programs and processes, as well as abide by all required regulations of the nuclear industry, therefore, an indefinite life has been assigned to the permits. The permits will be tested annually for impairment.

The tradename represents the estimated fair value of the corporate name acquired from Energy Steel which will be utilized by the Company in the future. The tradename is inherently valuable as the Company believes the use of the tradename will be instrumental in enabling the Company to maintain or expand its market share. The Company currently intends to utilize the tradename for an indefinite period of time, therefore, the intangible asset is not being amortized but will be tested for impairment on an annual basis.

The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $7,404 was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Energy Steel’s highly trained assembled workforce and management team and the expected revenue growth over time that is attributable to increased market penetration.

The Consolidated Statement of Operations for fiscal year 2011 includes net sales from Energy Steel of $5,808. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Energy Steel acquisition had occurred at the beginning of each of the fiscal periods presented:

	Year Ended March 31,
	2011	2010

Sales	$83,301	$84,803
Net income	6,097	8,258
Earnings per share
Basic	$.61	$.83
Diluted	$.61	$.83

The unaudited pro forma information presents the combined operation results of Graham Corporation and Energy Steel, with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of amortization of acquired intangible assets, depreciation of fixed assets based on the preliminary purchase price allocation, inventory step-up amortization, the adjustment to interest income reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at the Company’s weighted average interest income rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate.

The unaudited pro forma results are presented for illustrative purposes only. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

Note 3 —	Inventories:

Major classifications of inventories are as follows:

	March 31,
	2011	2010

Raw materials and supplies	$2,293	$1,843
Work in process	12,983	5,365
Finished products	543	573

	15,819	7,781
Less — progress payments	7,562	1,683

	$8,257	$6,098

Note 4 —	Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2011	2010

Land	$210	$210
Buildings and leasehold improvements	11,030	10,713
Machinery and equipment	20,994	17,972
Construction in progress	209	498

	32,443	29,393
Less — accumulated depreciation and amortization	20,738	19,624

	$11,705	$9,769

Depreciation expense in fiscal 2011, fiscal 2010, and fiscal 2009 was $1,334, $1,107, and $993, respectively.

Note 5 — Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year Ended March 31,
	2011	2010

Balance at beginning of year	$369	$366
Expense for product warranties	59	99
Product warranty claims paid	(226)	(96)

Balance at end of year	$202	$369

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Note 6 — Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $251, $157 and $183 in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2011	2010

Machinery and equipment	$311	$288
Less accumulated amortization	146	74

	$165	$214

Amortization of machinery and equipment under capital leases amounted to $72, $33 and $23 in fiscal 2011, fiscal 2010, and fiscal 2009, respectively, and is included in depreciation expense.

As of March 31, 2011, future minimum payments required under non-cancelable leases are:

	Operating	Capital
	Leases	Leases

2012	$452	$50
2013	365	48
2014	326	44
2015	326	27
2016	217	—

Total minimum lease payments	$1,686	$169

Less — amount representing interest		6

Present value of net minimum lease payments		$163

Note 7 — Debt:

Short-Term Debt Due to Banks

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2011 and 2010.

On December 3, 2010, the Company entered into a new revolving credit facility agreement that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option at any time up to a total of $50,000. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The agreement has a three year term, with two automatic one year extensions.

At the Company’s option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus a margin. The margin is based upon the Company’s funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and may range from 2.00% to 1.00%. Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.375% and 0.200%, depending on the above ratio. The bank’s prime rate was 3.25% at March 31, 2011 and 2010.

Outstanding letters of credit under the agreement are subject to a fee of between 1.25% and .75%, depending on the Company’s ratio of funded debt to EBITDA. The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of .55% by securing outstanding letters of credit with cash and cash equivalents. At March 31, 2011, outstanding letters of credit were secured by cash and cash equivalents. Availability under the line of credit was $11,249 at March 31, 2011.

Under the Company’s revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1 and a minimum earnings before interest expense and income taxes to interest ratio of 4.0 to 1. The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a maximum funded debt to EBITDA ratio of greater than 2.0 to 1. The Company was in compliance with all such provisions as of and for the year ended March 31, 2011. Assets with a book value of $71,787 have been pledged to secure certain borrowings under the credit facility.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2011	2010

Capital lease obligations (Note 6)	$163	$210
Less: current amounts	47	66

Total	$116	$144

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2011.

Note 8 — Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2011 and 2010, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2011 and 2010, the Company was contingently liable on outstanding standby letters of credit aggregating $13,751 and $9,584, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The

Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2011 and 2010, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Note 9 — Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year Ended March 31,
	2011	2010	2009

United States	$8,954	$10,060	$26,831
China	(194)	1	(92)

	$8,760	$10,061	$26,739

The provision for income taxes related to income before income taxes consists of:

	Year Ended March 31,
	2011	2010	2009

Current:
Federal	$3,677	$8,143	$3,138
State	119	125	121
Foreign	13	—	(9)

	3,809	8,268	3,250

Deferred:
Federal	(805)	(4,658)	5,827
State	(137)	(278)	159
Foreign	(48)	36	36
Changes in valuation allowance	67	332	—

	(923)	(4,568)	6,022

Total provision for income taxes	$2,886	$3,700	$9,272

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the financial statements is as follows:

	Year Ended March 31,
	2011	2010	2009

Provision for income taxes at federal rate	$2,979	$3,421	$9,091
State taxes	(69)	(173)	239
Charges not deductible for income tax purposes	140	32	89
Recognition of tax benefit generated by qualified production activities deduction	(222)	(367)	(18)
Research and development tax credits	(160)	(109)	(218)
Valuation allowance	67	332	—
Uncertain tax positions	32	445	—
Other	119	119	89

Provision for income taxes	$2,886	$3,700	$9,272

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax liability follows:

	March 31,
	2011	2010

Depreciation	$(2,004)	$(1,355)
Accrued compensation	169	186
Prepaid pension asset	(2,381)	(2,556)
Accrued pension liability	93	94
Accrued postretirement benefits	356	344
Compensated absences	552	453
Inventories	1,074	(553)
Warranty liability	72	128
Accrued expenses	415	210
Stock-based compensation	302	247
Intangible assets	(5,633)	—
Net operating loss carryforwards	—	55
New York State investment tax credit	406	311
Other	(3)	154

	(6,582)	(2,282)
Less: Valuation allowance	(406)	(332)

Total	$(6,988)	$(2,614)

The net deferred income tax liability is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2011	2010

Current deferred income tax asset	$1,906	$255
Long-term deferred income tax asset	75	199
Current deferred income tax liability	—	(138)
Long-term deferred income tax liability	(8,969)	(2,930)

	$(6,988)	$(2,614)

Deferred income taxes include the impact of state investment tax credits of $252, which expire from 2012 to 2025 and state investment tax credits of $154 with an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of March 31, 2011 related to certain state investment tax credits will not be realized.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the United States Internal Revenue Service (the “IRS”) for tax years 2009 and 2010. The IRS has completed its examination for tax years 2006 through 2008. In June 2010, the IRS proposed an adjustment, plus interest, to disallow substantially all of the research and development tax credit claimed by the Company in tax years 2006 through 2008. The Company filed a protest to appeal the adjustment in July 2010. The Company believes its tax position is correct and will continue to take appropriate actions to vigorously defend its position.

The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2011 was $2,383. The liability for unrecognized tax benefits related to this tax position was $477 and $445 at March 31, 2011 and 2010, respectively, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time. The tax benefit and liability for unrecognized tax benefits were recorded in the Company’s Consolidated Statement of Operations as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Total

Tax benefit of research and development tax credit	$1,653	$218	$238	$137	$137	$2,383
Unrecognized tax benefit	—	—	—	(445)	(32)	(477)

Net tax benefit of research and development tax credit	$1,653	$218	$238	$(308)	$105	$1,906

The Company is subject to examination in state and international tax jurisdictions for tax years 2007 through 2010 and tax years 2008 through 2010, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During fiscal 2011, fiscal 2010 and fiscal 2009, the Company recorded $87, $32 and $0, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in fiscal 2011, fiscal 2010 and fiscal 2009.

The following table summarizes the changes to the unrecognized tax benefit:

	Year Ended March 31,
	2011	2010

Balance at beginning of year	$445	$—
Additions based upon tax positions taken during prior periods	893	314
Additions based upon tax positions taken during the current period	27	131

Balance at end of year	$1,365	$445

With regard to the IRS examination for tax year 2010, a tax position taken will be disallowed, causing the Company’s uncertain tax positions to increase by $888.

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

The components of pension cost are:

	Year Ended March 31,
	2011	2010	2009

Service cost during the period	$384	$315	$509
Interest cost on projected benefit obligation	1,340	1,298	1,558
Expected return on assets	(2,499)	(1,858)	(2,310)
Amortization of:
Unrecognized prior service cost	4	4	5
Actuarial loss	421	818	271

Net pension (benefit) cost	$(350)	$577	$33

The weighted average actuarial assumptions used to determine net pension cost are:

	Year Ended March 31,
	2011	2010	2009

Discount rate	6.07%	7.39%	6.75%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2012.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year Ended March 31,
	2011	2010

Change in the benefit obligation
Projected benefit obligation at beginning of year	$22,498	$17,895
Service cost	305	235
Interest cost	1,340	1,298
Actuarial loss	2,431	3,854
Benefit payments	(886)	(784)

Projected benefit obligation at end of year	$25,688	$22,498

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2011	2010

Discount rate	5.63%	6.07%
Rate of increase in compensation levels	3.5%	3.5%
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$29,833	$22,195
Actual return on plan assets	3,421	8,422
Benefit and administrative expense payments	(886)	(784)

Fair value of plan assets at end of year	$32,368	$29,833

Funded status
Funded status at end of year	$6,680	$7,335

Amount recognized in the Consolidated Balance Sheets	$6,680	$7,335

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2011 and 2010 was $21,573 and $18,794, respectively. At March 31, 2011 and 2010, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2011	2010

Net actuarial losses	$5,407	$4,831
Prior service cost	11	14

	$5,418	$4,845

The increase in accumulated other comprehensive loss (income), net of income tax, in fiscal 2011 consists of:

Net actuarial loss arising during the year	$847
Amortization of actuarial loss	(271)
Amortization of prior service cost	(3)

$573

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2012 are $517 and $4, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2012	$1,007
2013	1,000
2014	1,082
2015	1,200
2016	1,189
2017-2021	7,344

Total	$12,822

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target	March 31,
	Allocation	2011	2010

Asset Category
Equity securities	50-70%	68%	66%
Debt securities	20-50%	32%	34%
Other, including cash	0-10%	—%	—%

		100%	100%

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

The fair values of the Company’s pension plan assets at March 31, 2011, by asset category, are as follows:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	At	Identical Assets	Observable Inputs	Unobservable Inputs
Asset Category	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Cash	$75	$75	$—	$—
Equity securities:
U.S. companies	17,840	17,840	—	—
International companies	4,260	4,260	—	—
Fixed income:
Corporate bond funds
Intermediate-term	8,174	8,174	—	—
Short-term	2,019	2,019	—	—

	$32,368	$32,368	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2011, fiscal 2010 and fiscal 2009 was $117, $93 and $111, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2011, fiscal 2010, and fiscal 2009 related to this plan was $15, $16 and $22, respectively. At March 31, 2011 and 2010, the related liability was $260 and $272, respectively. The current portion of the related liability of $26 at March 31, 2011 and 2010 is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401K) covering substantially all employees. Company contributions to the plan are determined by a formula based on profitability and are made at the discretion of the Compensation Committee of the Board of Directors. Contributions were $242 in fiscal 2011, $230 in fiscal 2010 and $259 in fiscal 2009.

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

The components of postretirement benefit cost (income) are:

	Year Ended March 31,
	2011	2010	2009

Interest cost on accumulated benefit obligation	$50	$61	$77
Amortization of prior service benefit	(166)	(166)	(208)
Amortization of actuarial loss	34	22	32

Net postretirement benefit income	$(82)	$(83)	$(99)

The weighted average discount rate used to develop the net postretirement benefit cost were 5.15%, 6.88% and 6.19% in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year Ended March 31,
	2011	2010

Change in the benefit obligation
Projected benefit obligation at beginning of year	$989	$950
Interest cost	50	61
Actuarial gain	72	106
Benefit payments	(112)	(128)

Projected benefit obligation at end of year	$999	$989

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2011	2010

Discount rate	4.69%	5.15%
Medical care cost trend rate	8.5%	9.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2018 and subsequent years. This was accomplished using 0.5% decrements for the years ended March 31, 2012 through 2018.

	Year Ended March 31,
	2011	2010

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	112	128
Benefit payments	(112)	(128)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(999)	$(989)

Amount recognized in the Consolidated Balance Sheets	$(999)	$(989)

The current portion of the accrued postretirement benefit obligation of $107 and $109, at March 31, 2011 and 2010, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss (income), net of income tax, consist of:

	March 31,
	2011	2010

Net actuarial loss	$283	$262
Prior service cost	(389)	(503)

	$(106)	$(241)

The decrease in accumulated other comprehensive (income) loss net of income tax, in fiscal 2011 consists of:

Net actuarial loss arising during the year	$50
Amortization of actuarial loss	(22)
Amortization of prior service cost	107

$135

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2012 are $36 and $(166), respectively.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2012	$107
2013	104
2014	99
2015	94
2016	90
2017-2021	374

Total	$868

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. In 1990, the Company borrowed $2,000 under loan and pledge agreements. The proceeds of the loans were used to purchase shares of the Company’s common stock. The purchased shares were pledged as security for the payment of principal and interest as provided in the loan and pledge agreements. Funds for servicing the debt payments were provided from contributions paid by the Company to the ESOP, from earnings attributable to such contributions, and from cash dividends paid to the ESOP on shares of the Company stock, which it owns. At March 31, 2000, the loan had been repaid and all shares were allocated to participants. There were 302 and 309 shares in the ESOP at March 31, 2011 and 2010, respectively. There were no Company contributions to the ESOP in fiscal 2011, fiscal 2010 or fiscal 2009. Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

Note 11 —	Stock Compensation Plans:

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

During fiscal 2011 and fiscal 2010, 20 and 24, respectively, stock options with a term of ten years from the date of grant were awarded. The stock option awards granted in fiscal 2011 and fiscal 2010 vest 33 1/3% per year over a three-year term. However, an individual’s outstanding stock options immediately vest in full upon retirement. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2011 and fiscal 2010, 24 and 15 shares, respectively, of restricted stock were awarded. The restricted shares granted to officers in fiscal 2011 vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period, and the restricted shares granted in fiscal 2010 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. The restricted shares granted to directors in fiscal 2011 and fiscal 2010 vest 100% on the anniversary of the grant date. Notwithstanding the preceding vesting schedules, an employee’s outstanding restricted shares immediately vest in full when the employee becomes eligible for retirement, which is the date on which an employee reaches age 60 and has been employed on a full-time basis for ten or more years. The Company recognizes compensation cost in the period the shares vest.

During fiscal 2011, fiscal 2010, and fiscal 2009, the Company recognized $431, $436, and $372, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $148, $151 and $131, respectively, of related tax benefits.

The weighted average fair value of options granted during fiscal 2011, fiscal 2010 and fiscal 2009 was $8.12, $8.57 and $15.91, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended March 31,
	2011	2010	2009

Expected life	3 years	3 years	4.89 years
Volatility	93.19%	99.04%	63.68%
Risk-free interest rate	1.20%	1.52%	3.12%
Dividend yield	.51%	.36%	.28%

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

The Company received cash proceeds from the exercise of stock options of $236, $63 and $695 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. In fiscal 2011, fiscal 2010 and fiscal 2009, the Company recognized a $115, $40 and $1,696, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options in excess of the tax benefit amount recognized pertaining to the fair value of stock option awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2011, fiscal 2010 and fiscal 2009:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value

Outstanding at April 1, 2008	294	$5.76
Granted	19	$31.06
Exercised	(142)	$4.90
Forfeited	(7)	$8.95

Outstanding at March 31, 2009	164	$9.23
Granted	24	$15.22
Exercised	(13)	$4.78

Outstanding at March 31, 2010	175	$10.37
Granted	20	$15.25
Exercised	(36)	$6.52

Outstanding at March 31, 2011	159	$11.87	6.43 years	$2,065

Vested or expected to vest at March 31, 2011	152	$11.75	6.38 years	$1,992

Exercisable at March 31, 2011	98	$9.99	5.56 years	$1,457

The following table summarizes information about stock options outstanding at March 31, 2011:

			Weighted Average
	Options Outstanding		Remaining
	at March 31,	Weighted Average	Contractual Life
Exercise Price	2011	Exercise Price	(In Years)

$ 1.50- 2.50	15	$1.92	2.53
5.56- 8.01	74	7.15	5.74
10.84-15.25	53	14.67	8.25
30.88-44.50	17	32.41	7.19

$ 1.50-44.50	159	$11.87	6.43

The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of March 31, 2011. The Company’s closing stock price was $23.94 as of March 31, 2011. The total intrinsic value of the stock options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $419, $123 and $4,951, respectively. As of March 31, 2011, there was $581 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 1.71 years.

The outstanding options expire between June 2011 and May 2020. Options, stock awards and performance awards available for future grants were 551 at March 31, 2011.

The following table summarizes information about the Company’s restricted stock awards during fiscal 2011, fiscal 2010 and fiscal 2009:

	Restricted	Weighted Average	Aggregate
	Stock	Grant Date Fair Value	Intrinsic Value

Non-vested at April 1, 2008	3	$6.90
Granted	4	$30.88
Vested	(2)	$26.56

Non-vested at March 31, 2009	5	$18.72
Granted	15	$15.22
Vested	(1)	$12.31

Non-vested at March 31, 2010	19	$16.15
Granted	24	$15.25
Vested	(11)	$15.28

Non-vested at March 31, 2011	32	$15.77	$275

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $30 in fiscal 2011, $30 in fiscal 2010 and $40 in fiscal 2009. At March 31, 2011 and 2010, there were 60 and 58 share equivalent units, respectively, in the Plan and the related liability recorded was $333 and $292 at March 31, 2011 and 2010, respectively. The expense (income) to mark to market the share equivalent units was $6, $7 and $(25) in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. On March 12, 2009, the Compensation Committee of the Company’s Board of Directors suspended the Long-Term Incentive Plan for Directors first elected after such date.

On July 29, 2010, the Company’s stockholders approved the Graham Corporation Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200,000 shares of common stock may be purchased under the ESPP. In January 2011, 13 shares were issued from treasury stock to the ESPP for the four month offering period ended December 31, 2010. During fiscal 2011, the Company recognized stock-based compensation cost of $47 related to the ESPP and $16 of related tax benefits. In fiscal 2011, the Company recognized a $5 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded.

Note 12 — Segment Information:

The Company has one reporting segment as its operating segments meet the requirement for aggregation. The Company and its operating subsidiaries design and manufacture heat transfer and vacuum equipment for the chemical, petrochemical, refining and electric power generating markets. In December 2010, the Company acquired Energy Steel, which supplies components and raw materials for the nuclear power generating market. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems. The Company also services and sells spare parts for its equipment.

Net sales by product line for the following fiscal years are:

	Year Ended March 31,
	2011	2010	2009

Heat transfer equipment	$28,923	$23,170	$35,231
Vacuum equipment	26,227	24,564	46,043
All other	19,085	14,455	19,837

Net sales	$74,235	$62,189	$101,111

The breakdown of net sales by geographic area for the following fiscal years is:

	Year Ended March 31,
	2011	2010	2009

Net Sales:
Africa	$1,677	$2,440	$583
Asia	16,134	20,308	13,255
Australia & New Zealand	62	37	115
Canada	3,059	2,032	8,015
Mexico	930	700	528
Middle East	11,857	6,390	8,373
South America	6,050	1,327	4,038
U.S.	33,358	27,927	63,719
Western Europe	1,032	1,014	2,400
Other	76	14	85

Net sales	$74,235	$62,189	$101,111

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In fiscal 2011 and fiscal 2009, total sales to one customer amounted to 14% and 11%, respectively, of total net sales for the year. In fiscal 2011 and fiscal 2009, it was not the same customer whose sales accounted for 14% and 11% of total sales. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2010.

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

A reconciliation of the changes in the restructuring reserve, which is included in the caption “Accrued Expenses and Other Current Liabilities” in the Consolidated Balance Sheet is as follows:

	Year Ended March 31,
	2011	2010

Balance at beginning of year	$3	$349
Expense for restructuring	—	96
Amounts paid for restructuring	(3)	(442)

Balance at end of year	$—	$3

Note 14 —	Purchase of Treasury Stock:

On May 20, 2010, the Company’s Board of Directors extended the Company’s stock repurchase program. Under the stock repurchase program, up to 1,000 shares of the Company’s common stock are permitted to be repurchased by the Company from time to time either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of the expiration of the program on July 29, 2011, when all 1,000 shares have been repurchased or when the Board of Directors terminates the program. Cash on hand has been used to fund all stock repurchases under the program. At March 31, 2011 and 2010, the Company had purchased 362 shares at a cost of $3,392 and 303 shares at a cost of $2,517, respectively, under this program.

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

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At March 31, 2011, other than noted above, management was unaware of any other material litigation matters.

Note 16 —	Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2011 and fiscal 2010 is presented below:

	First	Second	Third	Fourth	Total
Year Ended March 31, 2011	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$13,351	$15,723	$19,215	$25,946	$74,235
Gross profit	3,850	5,347	4,751	7,903	21,851
Provision for income taxes	414	780	397	1,295	2,886
Net income	878	1,557	759	2,680	5,874
Per share:
Net income:
Basic	$.09	$.16	$.08	$.27	$.59
Diluted	$.09	$.16	$.08	$.27	$.59
Market price range of common stock	$13.50-19.60	$13.52-17.99	$14.75-21.00	$19.08-24.58	$13.50-24.58

	First	Second	Third	Fourth	Total
Year Ended March 31, 2010	Quarter	Quarter	Quarter	Quarter	Year

Net sales	$20,138	$16,108	$12,166	$13,777	$62,189
Gross profit	8,278	5,854	3,821	4,278	22,231
Provision for income taxes	1,529	1,240	350	581	3,700
Net income	3,518	1,468	764	611	6,361
Per share:
Net income:
Basic	$.36	$.15	$.08	$.06	$.64
Diluted	$.35	$.15	$.08	$.06	$.64
Market price range of common stock	$8.70-16.12	$10.52-15.67	$13.37-21.84	$14.63-21.58	$8.70-21.84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Rochester, New York
June 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2011, management excluded from its assessment the internal control over financial reporting at Energy Steel and Supply Company (“Energy Steel”), which was acquired on December 14, 2010 and whose financial statements constitute 28% and 25% of net and total assets, respectively, 8% of net sales, and 14% of net income of the consolidated financial statement amounts as of and for the year ended March 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Energy Steel. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2011. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2011 of the Company and our reports dated June 3, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Deloitte & Touche LLP
Rochester, New York
June 3, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer (principal executive officer) and Vice President-Finance & Administration and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Energy Steel Acquisition

On December 14, 2010, we acquired Energy Steel, a code fabrication and specialty machining company dedicated exclusively to the nuclear power industry and located in Lapeer, Michigan. For additional information regarding the acquisition, refer to Note 2 to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Annual Report on Form 10-K.

As permitted by SEC guidance, we have excluded the Energy Steel acquisition from the scope of our management’s Annual Report on Internal Control Over Financial Reporting for the fiscal year ending March 31, 2011. We are in the process of implementing our internal control structure over the Energy Steel acquisition and we expect that this effort will be completed during the fiscal year ending March 31, 2012.

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President — Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, exclusive of Energy Steel as noted above, whose financial statements constitute 25% of total assets, 8% of net sales and 14% of net income of the consolidated financial statement amounts as of and for the year ended March 31, 2011. Based on the assessment under this framework, management concluded that our internal control over financial reporting, excluding Energy Steel, was effective as of March 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2011 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2011.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the heading “Compensation of Named Executive Officers and Directors” contained in our proxy statement for our 2011 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2011 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2011

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	159	$11.87	551
Equity compensation plans not approved by security holders	—	—	—

Total	159	$11.87	551

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2011 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm” contained in our proxy statement for our 2011 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and for each of the three years in the period ended March 31, 2011, and the Company’s internal control over financial reporting as of March 31, 2011, and have issued our reports thereon dated June 3, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Rochester, New York
June 3, 2011

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year ended March 31, 2011
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$17	$8	$1	$—	$26
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	369	59	—	(226)	202
Restructuring reserve	3	—	—	(3)	—
Year ended March 31, 2010
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$39	$(5)	$—	$(17)	$17
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	366	99	—	(96)	369
Restructuring reserve	349	96	—	(442)	3
Year ended March 31, 2009
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$41	$38	$—	$(40)	$39
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	441	204	—	(279)	366
Restructuring reserve	—	559	—	(210)	349

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
			Not applicable.
(3)	Articles of Incorporation and By-Laws
	3.1		Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
	3.2		Amended and Restated By-laws of Graham Corporation are incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 28, 2010.
(4)	Instruments defining the rights of security holders, including indentures
	4.1		Not applicable.
(9)	Voting trust agreement
			Not applicable.
(10)	Material Contracts
	#10	.1	Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 30, 2000 (SEC File No. 001-08462).
	#10	.2	Graham Corporation Outside Directors’ Long-Term Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2005.
	#10	.3	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 27, 2006.
	#10	.4	Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.
	#10	.5	Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 23, 2006.
	#10	.6	Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007 is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
	#10	.7	Form of Director Non-Qualified Stock Option Agreement is incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
	#10	.8	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and James R. Lines, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 31, 2008.
	#10	.9	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith, is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 31, 2008.
	#10	.10	Graham Corporation Annual Stock-Based Incentive Award Plan for Senior Executives is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

	#10	.11	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
	#10	.12	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
	#10	.13	Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
	#10	.14	Form of Employee Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
	#10	.15	Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2010.
	#10	.16	Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
	#10	.17	Amended and Restated Employment Agreement between Graham Corporation and Jeffrey F. Glajch executed and effective on July 29, 2010 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
	10.18		Policy Statement on Stockholder Rights Plans is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 9, 2010.
	10.19		Stock Purchase Agreement dated December 14, 2010 by and among Graham Corporation, ES Acquisition Corp., Energy Steel & Supply Co. and Lisa D. Rice, individually, and as Trustee of the Lisa D. Rice Revocable Trust dated June 5, 2003, is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.
	10.20		Earn Out Agreement dated December 14, 2010 by and between Energy Steel Acquisition Corp., Graham Corporation and Lisa D. Rice, individually, and as Trustee of the Lisa D. Rice Revocable Trust dated June 5, 2003, is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on From 10-Q for the quarterly period ended December 31, 2010.
	10.21		Escrow Agreement dated December 14, 2010 by and among PNC Bank, National Association, ES Acquisition Corp. and Lisa D. Rice, individually, and as Trustee of the Lisa D. Rice Revocable Trust dated June 5, 2003, is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.
	10.22		Lease Agreement by and between ESSC Investments, LLC, Energy Steel & Supply Co., and Graham Corporation dated December 14, 2010, is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.
	10.23		Loan Agreement between the Company and Bank of America, N.A., dated December 3, 2010, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2010.
	10.24		Trademark Security Agreement Amendment 1 between the Company and Bank of America, N.A., dated December 3, 2010, is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 3, 2010.
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

June 3, 2011
By: /s/ Jeffrey Glajch Jeffrey Glajch Vice President-Finance & Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines James R. Lines	President and Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2011

/s/ Jeffrey Glajch Jeffrey Glajch	Vice President-Finance & Administration and Chief Financial Officer (Principal Financial Officer)	June 3, 2011

/s/ Jennifer R. Condame Jennifer R. Condame	Chief Accounting Officer and Controller (Principal Accounting Officer)	June 3, 2011

/s/ Helen H. Berkeley Helen H. Berkeley	Director	June 3, 2011

/s/ Jerald D. Bidlack Jerald D. Bidlack	Director and Chairman of the Board	June 3, 2011

/s/ Alan Fortier Alan Fortier	Director	June 3, 2011

/s/ James J. Malvaso James J. Malvaso	Director	June 3, 2011

/s/ Gerard T. Mazurkiewicz Gerard T. Mazurkiewicz	Director	June 3, 2011

/s/ Cornelius S. Van Rees Cornelius S. Van Rees	Director	June 3, 2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

filed with

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2011

GRAHAM CORPORATION