Form 10-Q
period 2011-06-30
GRAHAM CORP
filed 2011-08-05
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________
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
Yes ☐ No ☑
     As of July 29, 2011, there were outstanding 9,901,473 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries
Index to Form 10-Q
As of June 30, 2011 and March 31, 2011 and for the Three-Month Periods
Ended June 30, 2011 and 2010

Page
Part I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosure About Market Risk	27
Item 4. Controls and Procedures	29
Part II. OTHER INFORMATION
Item 6. Exhibits	30
Signatures	31
Index to Exhibits	32
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2011
PART I — FINANCIAL INFORMATION

Item 1.
Unaudited Condensed Consolidated Financial Statements
GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
	(Amounts in thousands, except per share data)
Net sales	$25,012	$13,351

Cost of products sold	16,707	9,501
Cost of goods sold — amortization	108	—

Total cost of goods sold	16,815	9,501

Gross profit	8,197	3,850

Other expenses and income:
Selling, general and administrative	3,651	2,564
Amortization	50	3
Interest income	(21)	(16)
Interest expense	20	7

Total other expenses and income	3,700	2,558

Income before provision for income taxes	4,497	1,292
Provision for income taxes	1,481	414

Net income	3,016	878

Retained earnings at beginning of period	64,623	59,539
Dividends	(198)	(198)

Retained earnings at end of period	$67,441	$60,219

Per share data
Basic:
Net income	$.30	$.09

Diluted:
Net income	$.30	$.09

Weighted average common shares outstanding:
Basic	9,939	9,922
Diluted	9,981	9,962

Dividends declared per share	$.02	$.02
See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2011	2011
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$25,204	$19,565
Investments	15,899	23,518
Trade accounts receivable, net of allowances ($16 and $26 at June 30 and March 31, 2011, respectively)	14,925	8,681
Unbilled revenue	12,116	14,280
Inventories	5,642	8,257
Prepaid expenses and other current assets	739	424
Deferred income tax asset	1,902	1,906

Total current assets	76,427	76,631
Property, plant and equipment, net	11,860	11,705
Prepaid pension asset	6,888	6,680
Goodwill	7,404	7,404
Permits	10,300	10,300
Other intangible assets, net	5,102	5,218
Other assets	214	112

Total assets	$118,195	$118,050

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$64	$47
Accounts payable	7,316	9,948
Accrued compensation	3,982	4,580
Accrued expenses and other current liabilities	3,037	3,427
Customer deposits	11,998	12,854
Income taxes payable	2,983	1,772

Total current liabilities	29,380	32,628

Capital lease obligations	188	116
Accrued compensation	276	259
Deferred income tax liability	9,083	8,969
Accrued pension liability	233	234
Accrued postretirement benefits	900	892
Other long-term liabilities	1,300	1,297

Total liabilities	41,360	44,395

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $1.00 par value -
Authorized, 500 shares
Common stock, $.10 par value -
Authorized, 25,500 shares
Issued, 10,251 and 10,216 shares at June 30 and March 31, 2011, respectively	1,025	1,022
Capital in excess of par value	16,590	16,322
Retained earnings	67,441	64,623
Accumulated other comprehensive loss	(4,921)	(5,012)
Treasury stock (350 shares at June 30 and March 31, 2011)	(3,300)	(3,300)

Total stockholders’ equity	76,835	73,655

Total liabilities and stockholders’ equity	$118,195	$118,050

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$3,016	$878
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	353	288
Amortization	158	3
Amortization of unrecognized prior service cost and actuarial losses	98	70
Discount accretion on investments	(3)	(15)
Stock-based compensation expense	134	59
Deferred income taxes	36	23
(Increase) decrease in operating assets:
Accounts receivable	(6,219)	1,346
Unbilled revenue	2,164	(2,933)
Inventories	2,588	2,354
Prepaid expenses and other current and non-current assets	(373)	(726)
Prepaid pension asset	(208)	(194)
Increase (decrease) in operating liabilities:
Accounts payable	(2,711)	(1,526)
Accrued compensation, accrued expenses and other current and non-current liabilities	(989)	(1,882)
Customer deposits	(867)	(183)
Income taxes payable/receivable	1,211	(381)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	24	19

Net cash used by operating activities	(1,588)	(2,800)

Investing activities:
Purchase of property, plant and equipment	(340)	(525)
Purchase of investments	(9,698)	(50,837)
Redemption of investments at maturity	17,320	56,350

Net cash provided by investing activities	7,282	4,988

Financing activities:
Principal repayments on capital lease obligations	(17)	(16)
Issuance of common stock	66	66
Dividends paid	(198)	(198)
Excess tax deduction on stock awards	72	22

Net cash used by financing activities	(77)	(126)

Effect of exchange rate changes on cash	22	5

Net increase in cash and cash equivalents	5,639	2,067
Cash and cash equivalents at beginning of year	19,565	4,530

Cash and cash equivalents at end of year	$25,204	$6,597

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)
(Amounts in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include (i) its wholly-owned foreign subsidiary located in China at June 30, 2011 and March 31, 2011 and for the three months ended June 30, 2011 and 2010 and (ii) its wholly-owned domestic subsidiary located in Lapeer, Michigan at June 30, 2011 and for the three months ended June 30, 2011. See Note 2. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2011 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2011. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.
     The Company’s results of operations and cash flows for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 (“fiscal 2012”).
NOTE 2 — ACQUISITION:
     On December 14, 2010, the Company completed its acquisition of Energy Steel & Supply Co. (“Energy Steel”), a privately-owned nuclear code accredited fabrication and specialty machining company located in Lapeer, Michigan dedicated primarily to the nuclear power industry. The Company believes that this acquisition furthers its growth strategy through market and product diversification, broadens its offerings to the energy markets and strengthens its presence in the nuclear sector.
     The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Energy Steel were included in the Company’s Consolidated Financial Statements from the date of acquisition. The purchase price was $17,899 in cash. The purchase agreement also included a contingent earn-out, which ranges from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. If achieved, the earn-out will be payable in fiscal 2012 and fiscal 2013. A liability of $1,498 was recorded for the contingent earn-out and was treated as additional purchase price. In addition, the Company and Energy Steel entered into a five year lease agreement with ESSC Investments, LLC for Energy Steel’s manufacturing and office facilities located in Lapeer, Michigan which lease includes an option to renew the lease for an additional five year term. The Company and Energy Steel also have an option to purchase the leased facility for $2,500 at any time during the first two years of the lease term. ESSC Investments, LLC is partly owned by the President and former sole shareholder of Energy Steel.
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
     The fair value of the work in process inventory acquired was estimated by applying a version of the market approach known as the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $196. During the first quarter of fiscal 2012, the Company expensed as cost of sales $38 of the step-up value relating to the acquired inventory sold during the first quarter of fiscal 2012. As of June 30, 2011, there was $11 of inventory step-up value remaining in inventory to be expensed. Raw materials inventory was valued at replacement cost.
     The purchase price was allocated to specific intangible assets as follows:

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
     Nuclear permits are required and critical to generate all of the revenue of Energy Steel, due to the strict regulatory environment of the nuclear industry. The permits are inherently valuable as a result of their competition-limiting effect due to the significant time, effort and resources required to obtain them. The Company intends to continually renew the permits and maintain all quality programs and processes, as well as abide by all required regulations of the nuclear industry, therefore, an indefinite life has been assigned to the permits. The permits will be tested annually for impairment. In the first quarter of fiscal 2012, the Company renewed the permits.

     The tradename represents the estimated fair value of the corporate name acquired from Energy Steel which will be utilized by the Company in the future. The Company believes the use of the tradename, which the Company expects will be instrumental in enabling it to maintain or expand its market share, is inherently valuable. The Company currently intends to utilize the tradename for an indefinite period of time, therefore, the intangible asset is not being amortized but will be tested for impairment on an annual basis.
     The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $7,404 was allocated to goodwill. Various factors contributed to the establishment of goodwill, including the value of Energy Steel’s highly trained assembled workforce and management team and the expected revenue growth over time that is attributable to increased market penetration.
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
NOTE 4 — INVESTMENTS:
     Investments consist solely of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at June 30, 2011 are scheduled to mature between July 7, 2011 and September 1, 2011.

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
     Major classifications of inventories are as follows:

	June 30,	March 31,
	2011	2011
Raw materials and supplies	$2,108	$2,293
Work in process	10,702	12,983
Finished products	621	543

	13,431	15,819
Less — progress payments	7,789	7,562

Total	$5,642	$8,257

NOTE 6 — INTANGIBLE ASSETS:
     Intangible assets are comprised of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
At June 30, 2011
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	98	2,602

	$2,870	$268	$2,602

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2011
Intangibles subject to amortization:
Backlog	$170	$99	$71
Customer relationships	2,700	53	2,647

	$2,926	$158	$2,768

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

     Intangible assets are amortized on a straight line basis over the estimated useful lives. Intangible amortization expense for the three months ended June 30, 2011 and 2010 was $116 and $0, respectively. As of June 30, 2011, amortization expense is estimated to be $135 for the remainder of fiscal 2012 and $180 in each of fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016.
NOTE 7 — STOCK-BASED COMPENSATION:
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
     Stock option awards granted in the three months ended June 30, 2011 and 2010 were 9 and 20, respectively. The stock option awards vest 33⅓% per year over a three-year term. All stock options have a term of ten years from their grant date.

     Restricted stock awards granted in the three-month periods ended June 30, 2011 and 2010 were 27 and 24, respectively. Performance-vested restricted stock awards granted to officers in fiscal 2012 and fiscal 2011 vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics established for the applicable three-year period. Time-vested restricted stock awards granted to officers in fiscal 2012 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. Time-vested restricted stock awards granted to directors in fiscal 2012 and fiscal 2011 vest 100% on the first anniversary of the grant date.
     During the three months ended June 30, 2011 and 2010, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $116 and $59, respectively. The income tax benefit recognized related to stock-based compensation was $42 and $20 for the three months ended June 30, 2011 and 2010, respectively.
     On July 29, 2010, the Company’s stockholders approved the Graham Corporation Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended June 30, 2011, the Company recognized stock-based compensation costs of $18 related to the ESPP and $6 of related tax benefits.
NOTE 8 — INCOME PER SHARE:
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

	Three Months Ended
	June 30,
	2011	2010
Basic income per share
Numerator:
Net income	$3,016	$878

Denominator:
Weighted common shares outstanding	9,879	9,864
Share equivalent units (“SEUs”)	60	58

Weighted average common shares and SEUs	9,939	9,922

Basic income per share	$.30	$.09

Diluted income per share

Numerator:
Net income	$3,016	$878

Denominator:
Weighted average shares and SEUs outstanding	9,939	9,922
Stock options outstanding	42	40

Weighted average common and potential common shares outstanding	9,981	9,962

Diluted income per share	$.30	$.09

     Options to purchase a total of 17 shares of common stock were outstanding at June 30, 2011 and 2010, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.
NOTE 9 — PRODUCT WARRANTY LIABILITY:
     The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$202	$369
Expense for product warranties	33	30
Product warranty claims paid	(18)	(64)

Balance at end of period	$217	$335

     The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 10 — CASH FLOW STATEMENT:
     Interest paid was $3 and $1 for the three months ended June 30, 2011 and 2010, respectively. In addition, income taxes paid for the three months ended June 30, 2011 and 2010 were $162 and $715, respectively.
     During the three months ended June 30, 2011 and 2010, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $72 and $22, respectively, for such periods. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.
     At June 30, 2011 and 2010, there were $63 and $23 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows. In the three months ended June 30, 2011 and 2010, capital expenditures totaling $105 and $0, respectively, were financed through the issuance of capital leases.
NOTE 11 — COMPREHENSIVE INCOME:
     Total comprehensive income was as follows:

	Three Months Ended
	June 30,
	2011	2010
Net income	$3,016	$878

Other comprehensive income:
Foreign currency translation adjustment	27	10
Defined benefit pension and other postretirement plans	63	46

Total comprehensive income	$3,106	$934

     Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods.

NOTE 12 — EMPLOYEE BENEFIT PLANS:
     The components of pension income are as follows:

	Three Months Ended
	June 30,
	2011	2010
Service cost	$115	$96
Interest cost	355	335
Expected return on assets	(678)	(625)
Amortization of:
Unrecognized prior service cost	1	1
Actuarial loss	129	105

Net pension income	$(78)	$(88)

     The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2011 and does not expect to make any contributions to the plan for the balance of fiscal 2012.
     The components of the postretirement benefit income are as follows:

	Three Months Ended
	June 30,
	2011	2010
Service cost	$—	$—
Interest cost	11	15
Amortization of prior service cost	(41)	(41)
Amortization of actuarial loss	9	5

Net postretirement benefit income	$(21)	$(21)

     The Company paid benefits of $4 related to its postretirement benefit plan during the three months ended June 30, 2011. The Company expects to pay benefits of approximately $103 for the balance of fiscal 2012.
NOTE 13 —COMMITMENTS AND CONTINGENCIES:
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

     From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At June 30, 2011, other than noted above, management was unaware of any other material litigation matters.
NOTE 14 — INCOME TAXES:
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
     The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2011 was $2,381. The liability for unrecognized tax benefits related to this tax position was $477 at June 30 and March 31, 2011, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time. The tax benefit and liability for unrecognized tax benefits were recorded in the Company’s Consolidated Statement of Operations as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Total
Tax benefit of research and development tax credit	$1,653	$218	$238	$135	$137	$2,381
Unrecognized tax benefit	—	—	—	(445)	(32)	(477)

Net tax benefit of research and development tax credit	$1,653	$218	$238	$(310)	$105	$1,904

     The Company is subject to examination in state and international tax jurisdictions for tax years 2007 through 2010 and tax years 2008 through 2010, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had one additional unrecognized tax benefit of $888 as of June 30 and March 31, 2011. During the three months ended June 30, 2011 and 2010, the Company recorded $17 and $6, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in the three-month period ended June 30, 2011 or 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except per share data)
Overview
     We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers to the refining and petrochemical industries, and a nuclear code accredited supplier of components and raw materials to the nuclear power generating market. Our equipment is used in critical applications in the petrochemical, oil refining and electric power generation industries, including nuclear, cogeneration and geothermal plants. Our equipment can also be found in alternative energy, including ethanol, biodiesel and coal and gas-to-liquids, and other diverse applications, such as metal refining, pulp and paper processing, shipbuilding, water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, and heating, ventilating and air conditioning.
     Our corporate offices are located in Batavia, New York and we have production facilities in both Batavia, New York and at our wholly-owned subsidiary, Energy Steel and Supply Co., located in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in Suzhou, China, which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.
     In advancement of our strategy to diversify our products and broaden our offerings to the energy industry, on December 14, 2010, we acquired Energy Steel. This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Energy Steel were included in our consolidated financial statements and comparisons to our prior fiscal year will be enhanced by the inclusion of Energy Steel in this fiscal year’s results.
Highlights
     Highlights for the three months ended June 30, 2011 (the fiscal year ending March 31, 2012 is referred to as “fiscal 2012”) include:
•	Net sales for the first quarter of fiscal 2012 were $25,012, an increase of 87% compared with $13,351 for the first quarter of the fiscal year ended March 31, 2011, referred to as “fiscal 2011”. Net sales for the first quarter of fiscal 2012 included $3,865 associated with Energy Steel.

•	Net income and income per diluted share for the first quarter of fiscal 2012 were $3,016 and $0.30, compared with net income of $878 and income per diluted share of $0.09 for the first quarter of fiscal 2011.

•	Orders booked in the first quarter of fiscal 2012 were $19,043, up 134% compared with the first quarter of fiscal 2011, when orders were $8,124. Orders in the first quarter of fiscal 2012 included $5,178 associated with Energy Steel.

•	Backlog decreased to $85,199 at June 30, 2011, representing a 6% decrease compared with March 31, 2011, when our backlog was $91,096.

•	Gross profit margin and operating margin for the first quarter of fiscal 2012 were 33% and 18% compared with 29% and 10%, respectively, for the first quarter of fiscal 2011.

•	Cash and short-term investments at June 30, 2011 were $41,103 compared with $43,083 at March 31, 2011.
Forward-Looking Statements
     This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2011.
     Forward-looking statements may also include, but are not limited to, statements about:
•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	our ability to integrate our acquisition of Energy Steel and continue to pursue our acquisition and growth strategy;

•	our ability to expand nuclear power work into new markets;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.
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
Fiscal 2012 and the Near-Term Market Conditions
     The downturn in the global economy which commenced in the fiscal year ending March 31, 2008 led to reduced demand for petroleum-based products, which in turn led our customers to defer investment in major capital projects. We have seen an improved business environment over the past few quarters and believe that we are in the early stages of a business recovery. While there continues to be risks around a global economic recovery, we believe current signs are more positive than a year ago.
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
     Near-term demand trends that we believe are affecting our customers’ investments include:
•	As the world recovers slowly from the global recession, many emerging economies continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more refined petroleum products in energy markets. Although uncertainty in the capital markets continues, there has been some improved access to capital, which has resulted in certain previously stalled projects being released.

•	The expansion of the Middle Eastern economies and the continued growth in demand for oil and refined products has renewed investment activity in that region. The planned timeline of refinery projects in the major Middle Eastern countries is encouraging.

•	Asia, specifically China, began experiencing renewed demand for refined petroleum products such as gasoline. This renewed demand is driving increased investment in petrochemical and refining projects.

•	South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by their expanding economies and increased local demand for gasoline and other products that are made from oil as the feedstock.

•	The U.S. refining market has exhibited recent improvement, including near-term increases in orders of short cycle and spare parts. Historically, these types of orders have suggested a recovery, as delayed spending is released. We expect the U.S. refining market will not return to the levels experienced during the last up cycle, but will improve compared with its levels over the past few years. We expect that the U.S. refining markets will continue to be an important aspect of our business. We are beginning to see signs of planned investments to convert greater percentages of crude transportation fuels, such as revamping the distillation column to extract the residual higher value components from the low value waste stream.

•	Investments in North American oil sands projects have recently increased, especially for extraction projects in Alberta and foreign investment in Alberta, which suggest that downstream investments that involve our equipment might increase in the next one to three years.

•	Investment in new nuclear power capacity may become subject to increased uncertainty due to political and social pressures, enhanced by the tragic earthquake and tsunami which occurred in Japan in March 2011. However, the need for additional safety and back up redundancies at existing plants could increase demand for Energy Steel’s products in the near term.

     We expect that the consequences of these near-term trends, and specifically the growth in Asia and South America, will result in more pressure on our pricing and gross margins, as the U.S. refining market has historically provided higher margins than certain international markets.
     Because of continued global economic uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both strong and weak quarters. As the chart below indicates, quarterly orders can vary significantly.
     We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a rolling four-quarter time period provides a better measure of our business. For the next several quarters, we also expect to see smaller value projects than what we saw during the beginning of the last expansion cycle. This will require more orders for us to achieve a similar revenue level and will adversely impact our ability to realize margin gains through volume leverage.
Mix Shift: Stronger International Growth in Refining and Chemical Processing with Domestic Growth in Nuclear Power and U.S. Navy Projects
     We expect growth in the refining and chemical processing markets to be driven by emerging markets. We have also expanded our addressable markets through the acquisition of Energy Steel and our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities during the coming years will be equivalent between the domestic and international markets.
     Over the long-term, we expect our customers’ markets to regain their strength and, while remaining cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:

Demand Trends
•	Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Increased demand is expected for power, specifically nuclear and alternative energy sources, refinery and petrochemical products, stimulated by an expanding middle class in Asia and the Middle East.

•	Increased development of geothermal electrical power plants in certain regions is expected to meet projected growth in demand for electrical power.

•	Increased global regulations over the refining, petrochemical and nuclear power industries are expected to continue to drive requirements for capital investments.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased project development of international nuclear facilities is expected, despite the recent tragedy in Japan.

•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased investments in new power projects are expected in Asia and South America to meet projected consumer demand increases.

•	Long-term growth potential is believed to exist in alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, ethanol and waste-to-energy.

•	Shale gas development and the resulting availability of affordable natural gas as feedstock to U.S.-based chemical/petrochemical facilities is expected to lead to renewed investment in chemical/petrochemical markets in the U.S.
     We believe that all of the above factors offer us long-term growth opportunity to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.
     Emerging markets require petroleum-based products are expected to continue to grow at rates faster than the U.S. Because of our access to the nuclear power industry with the Energy Steel acquisition and our expanding market penetration with the U.S. Navy, we believe the domestic and international markets will offer similar opportunities for us in the near term. Our domestic sales as a percentage of aggregate product sales, which had increased from 50% in our fiscal year ended March 31, 2007 to 54% in our fiscal year ended March 31, 2008 to 63% in our fiscal year ended March 31, 2009, decreased to 45% in each of our fiscal years ended March 31, 2010 and fiscal 2011, and were also 45% in the first quarter of fiscal 2012.

Results of Operations
     For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
     The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Net sales	$25,012	$13,351
Net income	$3,016	$878
Diluted income per share	$0.30	$0.09
Total assets	$118,195	$106,459
The First Quarter of Fiscal 2012 Compared With the First Quarter of Fiscal 2011
     Sales for the first quarter of fiscal 2012 were $25,012, an 87% increase as compared with sales of $13,351 for the first quarter of fiscal 2011. The increase in the current quarter’s sales was due to higher volume in the majority of our product lines and the benefit of the acquisition of the Energy Steel business, which was purchased in December 2010 and contributed $3,865 in sales for the quarter. International sales year-over-year increased $5,949, or 76%, due to increases of $5,875 in the Middle East and $2,403 in South America, partly offset by lower Asian sales, off $1,557. International sales accounted for 55% and 59% of total sales for the first quarter of fiscal 2012 and fiscal 2011, respectively. Domestic sales increased $5,717, or 104%, in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, with the Energy Steel business contributing 68% of this increase. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. Sales in the three months ended June 30, 2011 were 48% to the refining industry, 12% to the chemical and petrochemical industries, 23% to the power industry, including nuclear market and 17% to other commercial and industrial applications. Sales in the three months ended June 30, 2010 were 25% to the refining industry, 40% to the chemical and petrochemical industries, 8% to power industry, and 27% to other commercial and industrial applications. For additional information on future sales and our markets, see “Orders and Backlog” below.
     Our gross profit margin for the first quarter of fiscal 2012 was 33% compared with 29% for the first quarter of fiscal 2011. Gross profit dollars for the first quarter of fiscal 2012 increased to $8,197 from $3,850, or 113% compared with fiscal 2011. Gross profit percentage and dollars increased primarily due to higher organic volume and improving facility utilization. Gross profit dollars were also improved by $1,181 with the addition of Energy Steel.
     Selling, general and administrative (“SG&A”) expenses as a percent of sales for the three-month periods ended June 30, 2011 and 2010 were 15% and 19%, respectively. Actual costs in fiscal 2012 were $3,701, an increase of $1,134, or 44%, compared with the first quarter of fiscal 2011. Half of the increase was organic, the remaining portion due to the addition of Energy Steel. The organic SG&A expenses increased due to increased headcount and higher variable costs related to higher sales and income.

     Interest income for the three month-periods ended June 30, 2011 and 2010 was $21 and $16, respectively. Low levels of interest income resulted from the continuing low level of interest rates on short term U.S. government securities and money market rates.
     Interest expense was $20 for the quarter ended June 30, 2011, up from $7 for the quarter ended June 30, 2010.
     Our effective tax rate in fiscal 2012 is projected to be between 33% and 35%, which represents the tax rate used to reflect income tax expense in the current quarter (33%). The actual annual effective tax rate for fiscal 2011 was 33%. Net income for the first three months of fiscal 2012 compared with the first three months of fiscal 2010 was $3,016 and $878, respectively. Income per diluted share was $0.30 and $0.09 for the respective periods.
Liquidity and Capital Resources
     The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2011	2011
Cash and investments	$41,103	$43,083
Working capital	47,047	44,003
Working capital ratio(1)	2.6	2.3

1)	Working capital ratio equals current assets divided by current liabilities.
     Net cash used by operating activities for the first quarter of fiscal 2012 was $1,588, compared with $2,800 used by operating activities for the first quarter of fiscal 2011. The decrease in cash used was due to higher net income, accrued compensation and timing of income taxes payable, offset by higher cash outflow for accounts receivable and payables. Approximately two-thirds of the accounts receivable increase was a shift from unbilled revenue. Unbilled revenue was unusually high on March 31, 2011, and as projects were completed and shipped in the first quarter of fiscal 2012, the unbilled revenue moved to accounts receivable.
     Dividend payments and capital expenditures in the first quarter of fiscal 2012 were $198 and $340, respectively, compared with $198 and $525, respectively, for the first quarter of fiscal 2011.
     Capital expenditures for fiscal 2012 are expected to be between $3,000 and $3,500. Over 85% of our fiscal 2012 capital expenditures are expected to be for machinery and equipment, with the remaining amounts to be used for information technology and other items.
     Cash and investments were $41,103 on June 30, 2011 compared with $43,083 on March 31, 2011, down 5%. With the increase in accounts receivable in the first quarter of fiscal 2012, as projects were completed and shipped to customers, we expect cash and investment to increase over the next quarter or two.
     We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit and allows us to pay a lower cost on those letters of credit.
     Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on June 30, 2011 and March 31, 2011 were $16,582 and $13,751, respectively. There were no other amounts outstanding on our credit facility at June 30, 2011 and March 31, 2011. Our borrowing rate as of June 30 and March 31, 2011 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $8,418 at June 30, 2011. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.
Orders and Backlog
     Orders for the three-month periods ended June 30, 2011 and 2010 were $19,043 and $8,124, respectively, an increase of 134%. Orders represent written communications received from customers requesting us to supply products and services. During the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, orders for the organic business increased $5,741 or 71%. Orders increased in refining, up $4,319, and power, up $1,741, offset by a small decline in chemical and petrochemical, down $410. Energy Steel contributed $5,178 in new orders in the first quarter of fiscal 2012.
     Domestic orders were 66% of total orders, or $12,654, and international orders were 34% of total orders, or $6,389, in the current quarter compared with the first quarter of fiscal 2011, when domestic orders were 53%, or $4,266, of total orders, and export orders were 47%, or $3,858, of total orders.
     Backlog was $85,199 at June 30, 2011, compared with $91,096 at March 31, 2011, a 6% decrease. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 80% to 85% of orders currently in backlog are expected to be converted to sales within the next twelve months. This is lower than our normal conversion, which is approximately 85% to 90% over an upcoming 12-month period. The difference in our current backlog includes the Northrop Grumman project for the U.S. Navy. While a significant portion of the Navy project is expected to convert in fiscal 2012, over 50% of the project is expected to still be in the backlog at the end of fiscal 2012. At June 30, 2011, 30% of our backlog was attributable to equipment for refinery project work, 10% for chemical and petrochemical projects, 21% for power projects, including nuclear, and 39% for other industrial or commercial applications (including the Northrop Grumman order). At June 30, 2010, 38% of our backlog was attributed to equipment for refinery project work, 13% for chemical and petrochemical projects, 12% for power projects, and 37% for other industrial or commercial applications.
     At March 31, 2011, our backlog included one order with a value of $1,130 that was placed on hold (suspended) pending further customer evaluation. During the three months ended June 30, 2011, the order was released for production and is expected to ship in the next 12 months. No orders in the current backlog are on hold.
Outlook
     We believe that we are in the early stages of a recovery in the refinery and petrochemical markets. We also believe the improved strength of the alternative energy markets and the U.S. nuclear industry will continue into fiscal 2012. We experienced significant organic order growth in the second half of fiscal 2011, supplemented by our acquisition of Energy Steel. We believe that with our current backlog of $85,199, the improved trend in order levels and our strong pipeline, that our revenue will increase 30% to 40% over last fiscal year, to between $95 and $105 million, in fiscal 2012. Approximately, 16% to 20% of our revenue is expected to come from Energy Steel. In fiscal 2011, Energy Steel contributed 8% of our revenue, as we completed our acquisition late in the third quarter of fiscal 2011. We expect fiscal 2012 order levels to continue to be variable across the year, though we are optimistic that orders will be similar to the second half of fiscal 2011 and the first quarter of fiscal 2012 during which period they ranged from approximately $17 to $27 million and averaged $21 million. We continue to expect a strong international market, with pockets of strength in the U.S., especially in alternative energy and nuclear.
     Normally, we convert 85% to 90% of our existing backlog to sales within a 12-month period. However, the Northrop Grumman project for the U.S. Navy currently in our backlog is expected to convert to revenue over the next three fiscal years, with the majority of the revenue expected to occur in fiscal 2012 and in the fiscal year ending March 31, 2013. Therefore, our June 30, 2011 backlog is expected to extend beyond our historical level, and we expect to convert approximately 80% to 85% of it to sales over the next twelve months.
     Our expected sales for fiscal 2012 assume the expected conversion of backlog as well as continued market improvement and investment by our customers. The upper end of the range may be achieved by acceleration of projects by refining and petrochemical and alternative energy end users, our historical customer base. In addition, increased focus on safety and redundancy projects at U.S. nuclear facilities may drive near term opportunities at Energy Steel. We do, however, anticipate more revenue concentration in fiscal 2012 than in prior years. Two orders, the U.S. Navy project and a Middle East refinery project, are expected to account for approximately 25% of fiscal 2012 revenue.
     We expect gross profit margin in fiscal 2012 to be in the 29% to 32% range. The full year expected margin level represents an increase from fiscal 2011, which included some lower margin projects won during the depths of the downturn in our markets. While we still have a few lower margin projects in our backlog, the overall margin within our backlog has improved compared with the start of fiscal 2011. We expect that the current shift of business in the refining and petrochemical market toward international markets, where margins are generally lower than domestic project margins, will have the effect of reducing our margins.
     Historically, at the start of a recovery we have experienced margins that are somewhat less compared with later in the recovery. Due to changes in geographical markets and end use markets, we expect gross margins are unlikely to reach the 40% range achieved in the prior up cycle. We believe long-term up cycle gross profit margin in the mid-to-upper 30’s is a more realistic expectation. We also expect this recovery will continue to be more focused on emerging markets, which historically have lower margins and more competitive pricing than developed markets.
     Factors that may positively impact our margin projections include: (i) increased volume that increases utilization of capacity; (ii) continued improvements in our manufacturing productivity; and/or (iii) expanded margin opportunities at Energy Steel.
     SG&A spending is expected to increase during fiscal 2012 to between $16,000 and $17,000. This includes the full year impact of Energy Steel (compared with 3 1/2 months in fiscal 2011). In addition to Energy Steel, we continue to invest in personnel as we prepare for increased opportunities in fiscal 2012 and beyond. Our effective tax rate during fiscal 2012 is expected to be between 33% and 35%.

     Cash flow in fiscal 2012 is expected to be positive, driven by improved net income and the minimal need for additional working capital despite the significant increase in revenue. We also expect to see reductions in unbilled revenue, partly offset by the drawdown of customer deposits which have been atypically high since the fourth quarter of fiscal 2010.
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
     From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of June 30, 2011, other than noted above, we were unaware of any other material litigation matters.
Critical Accounting Policies, Estimates, and Judgments
     Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for business combinations, goodwill and intangible asset impairment, accounting for income taxes, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended March 31, 2011.
Off Balance Sheet Arrangements
     We did not have any off balance sheet arrangements as of June 30, 2011 or March 31, 2011, other than operating leases and letters of credit.
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

Foreign Currency
     International consolidated sales for the first quarter of fiscal 2012 were 55% of total sales compared with 59% for the same period of fiscal 2011. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first quarter of each of fiscal 2012 and fiscal 2011, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency (U.S. dollars or Chinese RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.
     We have limited exposure to foreign currency purchases. In the first quarter of fiscal 2012 and 2011, our purchases in foreign currencies represented 1% and 2%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2011 and March 31, 2011, we held no forward foreign currency contracts.
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
Changes in internal control over financial reporting
     There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2011
PART II — OTHER INFORMATION
Item 6. Exhibits
See index to exhibits on page 33 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and Chief Financial Officer

Date: August 5, 2011

INDEX TO EXHIBITS

(10)	Material Contracts

+#	10.1	Form of Employee Performance-Vested Restricted Stock Agreement.

#	10.2	Compensation information, including salary and fiscal 2012 cash bonus program information, previously filed on the Company’s Current Report on Form 8-K dated March 24, 2011, is incorporated herein by reference.

#	10.3	Compensation information, including information regarding restricted stock grants made to the Company’s named executive officers under the Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company’s Current Report on Form 8-K dated May 26, 2011, is incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Date File

*+	101.INS	XBRL Instance Document

*+	101.SCH	XBRL Taxonomy Extension Schema Document

*+	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*+	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*+	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*+	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibits filed with this report.

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

#	Management contract or compensation plan.