Form 10-Q
period 2011-12-31
GRAHAM CORP
filed 2012-02-01
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of January 30, 2012, there were outstanding 9,938,750 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2011 and March 31, 2011 and for the Three and Nine-Month Periods

Ended December 31, 2011 and 2010

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Net sales	$24,329	$19,215	$82,936	$48,289
Cost of products sold	17,856	14,363	55,357	34,240
Cost of goods sold – amortization	11	101	120	101

Total cost of goods sold	17,867	14,464	55,477	34,341

Gross profit	6,462	4,751	27,459	13,948

Other expenses (income):
Selling, general and administrative	3,764	3,583	11,754	9,163
Amortization	56	11	163	17
Interest income	(12)	(13)	(48)	(47)
Interest expense	55	14	260	30

Total other expenses and income	3,863	3,595	12,129	9,163

Income before income taxes	2,599	1,156	15,330	4,785
Provision for income taxes	959	397	5,206	1,591

Net income	1,640	759	10,124	3,194
Retained earnings at beginning of period	72,711	61,578	64,623	59,539
Dividends	(198)	(196)	(594)	(592)

Retained earnings at end of period	$74,153	$62,141	$74,153	$62,141

Per share data:
Basic:
Net income	$.16	$.08	$1.02	$.32

Diluted:
Net income	$.16	$.08	$1.01	$.32

Weighted average common shares outstanding:
Basic:	9,955	9,899	9,954	9,919
Diluted:	9,991	9,930	9,991	9,956
Dividends declared per share	$.02	$.02	$.06	$.06

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$42,518	$19,565
Investments	2,000	23,518
Trade accounts receivable, net of allowances ($43 and $26 at December 31 and March 31, 2011, respectively)	10,396	8,681
Unbilled revenue	12,637	14,280
Inventories	5,969	8,257
Prepaid expenses and other current assets	605	826
Income tax receivable	513	—
Deferred income tax asset	2,182	2,015

Total current assets	76,820	77,142
Property, plant and equipment, net	13,361	11,705
Prepaid pension asset	7,304	6,680
Goodwill	6,938	6,914
Permits	10,300	10,300
Other intangible assets, net	5,012	5,218
Other assets	115	112

Total assets	$119,850	$118,071

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$84	$47
Accounts payable	6,330	9,948
Accrued compensation	5,074	4,580
Accrued expenses and other current liabilities	3,248	3,448
Customer deposits	7,985	12,854
Income taxes payable	—	1,772

Total current liabilities	22,721	32,649
Capital lease obligations	227	116
Accrued compensation	289	259
Deferred income tax liability	9,326	8,969
Accrued pension liability	231	234
Accrued postretirement benefits	920	892
Other long-term liabilities	1,680	1,297

Total liabilities	35,394	44,416

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1.00 par value -
Authorized, 500 shares
Common stock, $.10 par value -
Authorized, 25,500 shares
Issued, 10,292 and 10,216 shares at December 31 and March 31, 2011, respectively	1,029	1,022
Capital in excess of par value	17,462	16,322
Retained earnings	74,153	64,623
Accumulated other comprehensive loss	(4,753)	(5,012)
Treasury stock (354 and 350 shares at December 31 and March 31, 2011, respectively)	(3,435)	(3,300)

Total stockholders’ equity	84,456	73,655

Total liabilities and stockholders’ equity	$119,850	$118,071

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
	(Amounts in thousands)
Operating activities:
Net income	$10,124	$3,194
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,177	890
Amortization	283	118
Amortization of unrecognized prior service cost and actuarial losses	293	218
Discount accretion on investments	(4)	(44)
Stock-based compensation expense	465	336
Gain on disposal of property, plant and equipment	5	18
Deferred income taxes	192	(577)
(Increase) decrease in operating assets:
Accounts receivable	(1,657)	2,803
Unbilled revenue	1,642	(3,852)
Inventories	2,264	1,149
Income taxes receivable/payable	(2,196)	690
Prepaid expenses and other current and non-current assets	(224)	(271)
Prepaid pension asset	(624)	(582)
Increase (decrease) in operating liabilities:
Accounts payable	(3,665)	(1,551)
Accrued compensation, accrued expenses and other current and non-current liabilities	678	(480)
Customer deposits	(4,893)	(7,961)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	54	54

Net cash provided (used) by operating activities	3,914	(5,848)

Investing activities:
Purchase of property, plant and equipment	(2,621)	(1,435)
Proceeds from disposal of property, plant and equipment	4	14
Purchase of investments	(16,398)	(138,402)
Redemption of investments at maturity	37,920	180,990
Acquisition of Energy Steel & Supply Co. (See Note 2)	384	(17,900)

Net cash provided by investing activities	19,289	23,267

Financing activities:
Principal repayments on capital lease obligations	(57)	(49)
Issuance of common stock	378	146
Dividends paid	(594)	(592)
Purchase of treasury stock	(221)	(874)
Excess tax deduction on stock awards	197	66

Net cash used by financing activities	(297)	(1,303)

Effect of exchange rate changes on cash	47	54

Net increase in cash and cash equivalents	22,953	16,170
Cash and cash equivalents at beginning of year	19,565	4,530

Cash and cash equivalents at end of year	$42,518	$20,700

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include (i) its wholly-owned foreign subsidiary located in China at December 31, 2011 and March 31, 2011 and for the three and nine months ended December 31, 2011 and 2010 and (ii) its wholly-owned domestic subsidiary located in Lapeer, Michigan at December 31, 2011 and March 31, 2011 and for the three and nine months ended December 31, 2011 and the period December 14, 2010 through December 31, 2010 (See Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2011 was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2011. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (“fiscal 2011”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.

The Company’s results of operations and cash flows for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012 (“fiscal 2012”).

NOTE 2 – ACQUISITION:

On December 14, 2010, the Company completed its acquisition of Energy Steel & Supply Co. (“Energy Steel”), a nuclear code accredited fabrication and specialty machining company located in Lapeer, Michigan dedicated primarily to the nuclear power industry. The Company believes that this acquisition furthers its growth strategy through market and product diversification, broadens its offerings to the energy markets and strengthens its presence in the nuclear sector.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Energy Steel were included in the Company’s Consolidated Financial Statements from the date of acquisition. The purchase price was $17,900 in cash, subject to the adjustments described below.

During the second quarter of fiscal 2012, the Company received $384 from the seller due to a reduction in purchase price based upon the final determination of the working capital acquired in accordance with the purchase agreement. The Company’s Condensed Consolidated Balance Sheet at March 31, 2011 was recast to reflect this adjustment to the purchase price and is included in the table below.

The purchase agreement also included a contingent earn-out, which ranges from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. In the fourth quarter of fiscal 2012, $1,000 of the earn-out will be paid. If achieved, the remaining earn-out will be payable in the fiscal year ending March 31, 2013 (“fiscal 2013”). A liability of $1,497 was recorded on the acquisition date for the contingent earn-out and was treated as additional purchase price. Based on Energy Steel’s performance to date, the expected value of the earn out, including discounting the future payments back to December 31, 2011, has increased to $1,917. The Condensed Consolidated Statement of Operations for the nine months ended December 31, 2011 includes $230 in selling, general and administrative expense and $189 in interest expense for this adjustment.

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

In addition, in finalizing the purchase price, adjustments to provisional amounts were recorded for depreciation, amortization of intangibles and inventory step-up value, and the related income tax effect of these adjustments. As a result, the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 and Condensed Consolidated Statement of Cash flows for the nine months ended December 31, 2010 were recast to reflect these adjustments in the proper reporting periods.

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

The fair value of the work in process inventory acquired was estimated by applying a version of the market approach known as the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $196. During the nine months ended December 31, 2011, the Company expensed as cost of sales $49 of the step-up value relating to the acquired inventory sold during such nine-month period. As of December 31, 2011, there was no inventory step-up value remaining in inventory to be expensed. Raw materials inventory was valued at replacement cost.

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

Nuclear permits are required and critical to generate substantially all of the revenue of Energy Steel, due to the strict regulatory environment of the nuclear industry. The permits are inherently valuable as a result of their competition-limiting effect due to the significant time, effort and resources required to obtain them. The Company intends to continually renew the permits and maintain all quality programs and processes, as well as abide by all required regulations of the nuclear industry. As a result, an indefinite life has been assigned to the permits. The permits will be tested annually for impairment. In the first quarter of fiscal 2012, the Company renewed the permits.

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

NOTE 4 – INVESTMENTS:

Investments consist solely of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2011 are scheduled to mature in January 2012.

NOTE 5 – INVENTORIES:

Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Condensed Consolidated Balance Sheets. Unbilled revenue in the Condensed Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for on the percentage–of–completion method. For contracts accounted for on the percentage–of–completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Condensed Consolidated Balance Sheets.

Major classifications of inventories are as follows:

	December 31, 2011	March 31, 2011
Raw materials and supplies	$2,292	$2,293
Work in process	10,679	12,983
Finished products	557	543

	13,528	15,819
Less - progress payments	7,559	7,562

Total	$5,969	$8,257

NOTE 6 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2011
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	188	2,512

	$2,870	$358	$2,512

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2011
Intangibles subject to amortization:
Backlog	$170	$99	$71
Customer relationships	2,700	53	2,647

	$2,870	$152	$2,718

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense for the three and nine months ended December 31, 2011 was $45 and $206, respectively. Amortization expense for the three and nine months ended December 31, 2010 was $0. As of December 31, 2011, amortization expense is estimated to be $45 for the remainder of fiscal 2012 and $180 in each of the fiscal years ending March 31, 2013, 2014, 2015 and 2016.

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

There were no stock option awards granted in the three months ended December 31, 2011 and 2010. Stock option awards granted in the nine months ended December 31, 2011 and 2010 were 9 and 20, respectively. The stock option awards vest 33 1/3% per year over a three-year term. All stock options have a term of ten years from their grant date.

Restricted stock awards granted in the three-month period ended December 31, 2011 and 2010 were 4 and 0, respectively. Restricted stock awards granted in the nine-month periods ended December 31, 2011 and 2010 were 32 and 24, respectively. Performance-vested restricted stock awards granted to officers in fiscal 2012 and fiscal 2011 vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics established for the applicable three-year period. Time-vested restricted stock awards granted to officers in fiscal 2012 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. Time-vested restricted stock awards granted to directors in fiscal 2012 and fiscal 2011 vest 100% on the first anniversary of the grant date.

During the three and nine months ended December 31, 2011, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $131 and $421, respectively. The income tax benefit recognized related to stock-based compensation was $47 and $150 for the three and nine months ended December 31, 2011, respectively. During the three and nine months ended December 31, 2010, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $124 and $307, respectively. The income tax benefit recognized related to stock-based compensation was $43 and $106 for the three and nine months ended December 31, 2010, respectively.

On July 29, 2010, the Company’s stockholders approved the Graham Corporation Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three and nine months ended December 31, 2011, the Company recognized stock-based compensation costs of $14 and $44, respectively, related to the ESPP and $5 and $15, respectively, of related tax benefits. During the three and nine months ended December 31, 2010, the Company recognized stock-based compensation costs of $29 related to the ESPP and $10 of related tax benefits.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Basic income per share
Numerator:
Net income	$1,640	$759	$10,124	$3,194

Denominator:
Weighted common shares outstanding	9,913	9,839	9,902	9,860
Share equivalent units (“SEUs”)	42	60	52	59

Weighted average common shares and SEUs	9,955	9,899	9,954	9,919

Basic income per share	$.16	$.08	$1.02	$.32

Diluted income per share
Numerator:
Net income	$1,640	$759	$10,124	$3,194

Denominator:
Weighted average shares and SEUs outstanding	9,955	9,899	9,954	9,919
Stock options outstanding	35	31	36	37
Contingently issuable SEUs	1	—	1	—

Weighted average common and potential common shares outstanding	9,991	9,930	9,991	9,956

Diluted income per share	$.16	$.08	$1.01	$.32

Options to purchase a total of 24 and 17 shares of common stock were outstanding at December 31, 2011 and 2010, respectively, but were not included in the above computation of diluted income per share as they would be anti-dilutive upon issuance given their exercise prices.

NOTE 9 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Balance at beginning of period	$239	$431	$202	$369
Expense (income) for product warranties	(5)	(136)	67	14
Product warranty claims paid	(7)	(110)	(42)	(198)

Balance at end of period	$227	$185	$227	$185

The income of $5 and $136 for product warranties in the three months ended December 31, 2011 and 2010, respectively, resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 10 – CASH FLOW STATEMENT:

Interest paid was $9 and $4 for the nine-month periods ended December 31, 2011 and 2010, respectively. In addition, income taxes paid for the nine months ended December 31, 2011 and 2010 were $7,000 and $1,319, respectively.

During the nine months ended December 31, 2011 and 2010, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $197 and $66, respectively, for such periods. This excess tax deduction has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At December 31, 2011 and 2010, there were $16 and $34 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows. In the nine months ended December 31, 2011 and 2010, capital expenditures totaling $205 and $0, respectively, were financed through the issuance of capital leases.

During the nine months ended December 31, 2010, non cash activities included the recording of a $1,800 contingent liability for the contingent earn-out related to the acquisition of Energy Steel, which was treated as additional purchase price.

NOTE 11 – COMPREHENSIVE INCOME:

Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income	$1,640	$759	$10,124	$3,194
Other comprehensive income:
Foreign currency translation adjustment	15	26	71	69
Defined benefit pension and other postretirement plans	62	47	188	143

Total comprehensive income	$1,718	$832	$10,383	$3,406

Defined benefit pension and other postretirement plans reflect the amortization of prior service costs and recognized gains and losses related to such plans during the periods.

NOTE 12 – EMPLOYEE BENEFIT PLANS:

The components of pension income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Service cost	$115	$97	$345	$289
Interest cost	355	335	1,065	1,005
Expected return on assets	(678)	(625)	(2,034)	(1,875)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	129	105	387	316

Net pension income	(78)	$(87)	($234)	$(262)

The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2011 and does not expect to make any contributions to the plan for the balance of fiscal 2012.

The components of the postretirement benefit income are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Service cost	$—	$—	$—	$—
Interest cost	11	12	33	36
Amortization of prior service cost	(41)	(42)	(124)	(125)
Amortization of actuarial loss	9	8	27	23

Net postretirement benefit income	$(21)	$(22)	$(64)	$(66)

The Company paid benefits of $5 related to its postretirement benefit plan during the nine months ended December 31, 2011. The Company expects to pay benefits of approximately $102 for the balance of fiscal 2012.

NOTE 13 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as a defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for amounts below the expected defense costs. The outcome of these lawsuits cannot be determined at this time.

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At December 31, 2011, other than noted above, management was unaware of any other material litigation matters.

NOTE 14 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is currently under examination by the U.S. Internal Revenue Service (the “IRS”) for tax years 2009 and 2010. The IRS has completed its examination for tax years 2006 through 2008. In June 2010, the IRS proposed an adjustment, plus interest, to disallow substantially all of the research and development tax credit claimed by the Company in tax years 2006 through 2008. The Company filed a protest to appeal the adjustment in July 2010. In August 2011, the IRS proposed an adjustment, plus interest, to disallow all of the research and development tax credit claimed by the Company in tax years 2009 and 2010. The Company filed a protest to appeal the adjustment. The Company believes its tax position is correct and will continue to take appropriate actions to vigorously defend its position.

The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2012 was $2,652. The liability for unrecognized tax benefits related to this tax position was $490 and $477 at December 31 and March 31, 2011, respectively, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time. The tax benefit and liability for unrecognized tax benefits were recorded in the Company’s Consolidated Statement of Operations as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	2012	Total
Tax benefit of research and development tax credit	$1,653	218	$238	$135	$204	$204	$2,652
Unrecognized tax benefit	—	—	—	(445)	(32)	(13)	(490)

Net tax benefit of research and development tax credit	$1,653	$218	$238	$(310)	$172	$191	$2,162

The Company is subject to examination in state and international tax jurisdictions for tax years 2007 through 2011 and tax years 2008 through 2010, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company had one additional unrecognized tax benefit of $3,561 and $888 as of December 31 and March 31, 2011, respectively. During the three months ended December 31, 2011 and 2010, the Company recorded $21 and $13, respectively, for interest related to its uncertain tax positions. During the nine months ended December 31, 2011 and 2010, the Company recorded $62 and $27, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in the three- or nine-month periods ended December 31, 2011 or 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per share data)

Overview

We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers to the refining and petrochemical industries, and a nuclear code accredited supplier of components and raw materials to the nuclear power generating market. Our equipment is used in critical applications in the petrochemical, oil refining and electric power generation industries, including nuclear, cogeneration and geothermal plants. Our equipment can also be found in alternative energy, including ethanol, biodiesel and coal and gas-to-liquids, as well as other diverse applications, such as metal refining, pulp and paper processing, shipbuilding (Navy nuclear propulsion program), water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, and heating, ventilating and air conditioning.

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

Highlights

Highlights for the three and nine months ended December 31, 2011 (the fiscal year ending March 31, 2012 is referred to as “fiscal 2012”) include:

•

Net sales for the third quarter of fiscal 2012 were $24,329, an increase of 27% compared with $19,215 for the third quarter of the fiscal year ended March 31, 2011, referred to as “fiscal 2011.” Net sales for the third quarter of fiscal 2012 included $3,373 attributable to Energy Steel compared with $684 for the third quarter of fiscal 2011, which only included approximately 20% of a full quarter (our acquisition of Energy Steel occurred with only 18 days remaining in the third quarter of fiscal 2011).

•

Net sales for the first nine months of fiscal 2012 were $82,936, up 72% compared with net sales of $48,289 for the first nine months of fiscal 2011. Organic growth contributed 60% of the growth, with the remaining portion coming from Energy Steel. Net sales for the first nine months of fiscal 2012 included $14,450 attributable to Energy Steel compared with $684 for the first nine months of fiscal 2011.

•

Net income and income per diluted share for the third quarter of fiscal 2012 were $1,640 and $0.16, compared with net income of $759 and income per diluted share of $0.08 for the third quarter of fiscal 2011. Included in the third quarter of fiscal 2011 was $510, or $0.05 per diluted share, of transaction costs, related to our acquisition of Energy Steel. Excluding these transaction costs, net income and income per diluted share for the third quarter of fiscal 2011 were $1,269 or $0.13, respectively.

•

Net income and income per diluted share for the first nine months of fiscal 2012 were $10,124 and $1.01, respectively, compared with net income of $3,194 and income per diluted share of $0.32 for the first nine months of fiscal 2011. Excluding the previously mentioned acquisition transaction costs in fiscal 2011, net income and income per diluted share for the first nine months of fiscal 2011 were $3,704 and $0.37, respectively.

•

Orders booked in the third quarter of fiscal 2012 were $21,933, up 23% compared with the third quarter of fiscal 2011, when orders were $17,784. Orders in the third quarter of fiscal 2012 included $9,708 attributable to Energy Steel compared with $839 of orders attributable to Energy Steel in the third quarter of fiscal 2011.

•

Orders booked in the first nine months of fiscal 2012 were $64,440, up 77% compared with the first nine months of fiscal 2011, when orders were $36,384. Orders in the first nine months of fiscal 2012 included $19,126 attributable to Energy Steel compared with $839 of orders attributable to Energy Steel in the nine months of fiscal 2011.

•

Backlog decreased to $72,567 at December 31, 2011, representing a 3% decrease compared with September 30, 2011, when our backlog was $75,094. Included in backlog at December 31, 2011 was $12,795 associated with Energy Steel.

•	Gross profit margin and operating margin for the third quarter of fiscal 2012 were 27% and 11% compared with 25% and 6%, respectively, for the third quarter of fiscal 2011.

•	Gross profit margin and operating margin for the first nine months of fiscal 2012 were 33% and 19% compared with 29% and 10%, respectively, for the first nine months of fiscal 2011.

•	Cash and short-term investments at December 31, 2011 were $44,518 compared with $37,743 at September 30, 2011 and $43,083 at March 31, 2011.

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

Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “might,” “intend,” “appear”, “expect” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Fiscal 2012 and the Near-Term Market Conditions

The downturn in the global economy which commenced in our fiscal year ending March 31, 2008 led to reduced demand for petroleum-based products, which in turn led our customers to defer investment in major capital projects. We have seen an improved business environment over the past four quarters, compared with 12 to 18 months ago, and continue to believe that we are in the early stages of a business recovery. While there also continues to be uncertainty as to whether a sustained global economic recovery is occurring, we believe current signs are more positive than a year ago.

In addition, we believe that the significant increase in construction costs, including raw material costs, which had occurred over the four-to-five-year period prior to the economic downturn, also led to delays in new commitments by our customers. The increase in costs resulted in the economics of projects becoming less feasible. While some material costs have improved, others continue to be volatile.

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

•

The expansion of the economies of oil producing Middle Eastern countries, their desire to extract greater value from their oil and gas resources, and the continued growth in demand for oil and refined products has renewed investment activity in that region. We do not believe that the ongoing political unrest in the Middle East has impacted our business. Moreover, the planned timeline of refinery projects in the major Middle Eastern countries is encouraging.

•

Asia, specifically China, is experiencing renewed demand for refined petroleum products such as gasoline. This renewed demand is driving increased investment in petrochemical and refining projects. Although economic growth in China appears to be moderating to a lower level, we believe that it remains a fast growing area and Chinese investment in refining, petrochemical and energy facilities appear to continue to be strong.

•

South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by their expanding economies and increased local demand for gasoline and other products that are made from oil as the feedstock.

•

The U.S. refining market has recently exhibited improvement, including near-term increases in orders of short cycle and spare parts. Historically, these types of orders have suggested a recovery, as delayed spending is released. We expect that the U.S. refining markets will not return to the levels experienced during the last up cycle, but that it will improve compared with its levels over the past few years. We also expect that the U.S. refining markets will continue to be an important aspect of our business.

•

We are beginning to see renewed signs of planned investments in the U.S. to convert greater percentages of crude oil to transportation fuels, such as revamping distillation columns to extract residual higher-value components from the low-value waste stream. We are also seeing renewed investment to expand the flexibility of facilities to allow them to utilize multiple feed stocks.

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

•	Investment in existing U.S. nuclear plants to extend their operating life and add incremental capacity are expected to continue.

•	Investment in new nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggest continued growth in the nuclear market.

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

We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a one to two year period provides a better measure of our business. For the next several quarters, we also expect to see smaller value projects than what we saw during the beginning of the last expansion cycle. This will require more orders for us to achieve a similar revenue level and will adversely impact our ability to realize margin gains through volume leverage.

Mix Shift: Expected Stronger International Growth in Refining and Chemical Processing with Domestic Growth in Nuclear Power and U.S. Navy Projects

We expect growth in the refining and chemical processing markets to be driven by emerging markets. We have also expanded our addressable markets through the acquisition of Energy Steel and our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities during the near term will be equivalent between the domestic and international markets.

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

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia and the Middle East.

•	Increased development of geothermal electrical power plants in certain regions is expected to address projected growth in demand for electrical power.

•	Increased global regulations over the refining, petrochemical and nuclear power industries are expected to continue to drive requirements for capital investments.

•	Increased number of refineries converting to use heavier, more readily available and lower cost crude oil as a feedstock is expected.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased project development of international nuclear facilities is expected, despite the recent tragedy in Japan, including in the United States.

•	Construction of new petrochemical plants in the Middle East, where natural gas is plentiful and less expensive, is expected to continue.

•	Increased investments in new power projects are expected in Asia and South America to meet projected consumer demand increases.

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

Emerging markets that require petroleum-based products are expected to continue to grow at rates faster than the U.S. However, because of our access to the nuclear power industry as a result of the Energy Steel acquisition and our expanding market penetration with the U.S. Navy, we believe the domestic and international markets will offer similar opportunities for us in the near term. Our domestic sales as a percentage of aggregate product sales, which had increased from 50% in our fiscal year ended March 31, 2007 to 63% in our fiscal year ended March 31, 2009, was 52% in the first nine months of fiscal 2012.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales	$24,329	$19,215	$82,936	$48,289
Net income	$1,640	$759	$10,124	$3,194
Diluted income per share	$0.16	$0.08	$1.01	$0.32
Total assets	$119,850	$111,192	$119,850	$111,192

The Third Quarter and First Nine Months of Fiscal 2012 Compared With the Third Quarter and First Nine Months of Fiscal 2011

Sales for the third quarter of fiscal 2012 were $24,329, a 27% increase as compared with sales of $19,215 for the third quarter of fiscal 2011. The increase in the current quarter’s sales was due both to higher volume in the historic product lines as well as the benefit of our acquisition of Energy Steel. Organic growth in historic product lines was $2,425, or 13%, while the increase from a full quarter of Energy Steel being included in fiscal 2012’s results compared with 18 days of Energy Steel’s results being included in fiscal 2011 was $2,689, ($3,373 in fiscal 2012 compared with $684 in fiscal 2011). Domestic sales increased $7,055, or 103%, in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011. Approximately 62% of the growth was organic, and the remaining 38% of this growth was due to ownership of the Energy Steel business for an entire quarter compared with 18 days in the third quarter of fiscal 2011. International sales year-over-year decreased $1,941, or 16%, driven by lower sales to the Middle East and South America. Sales in the three months ended December 31, 2011 were 31% to the refining industry, 19% to the chemical and petrochemical industries, 27% to the power industry, including the nuclear market and 23% to other commercial and industrial applications. Sales in the three months ended December 31, 2010 were 40% to the refining industry, 17% to the chemical and petrochemical industries, 23% to the power industry, including the nuclear market and 20% to other commercial and industrial applications. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects.

Sales for the first nine months of fiscal 2012 were $82,936, an increase of 72% compared with sales of $48,289 for the first nine months of fiscal 2011. Organic growth contributed 60% of the growth, while the addition of Energy Steel contributed $13,766, or 40% of the increase, in sales compared with the first nine months of fiscal 2011. Domestic sales accounted for 52% and 41% of total sales for the first nine months of fiscal 2012 and fiscal 2011, respectively. Domestic sales increased year-over-year by $23,007, or 116%. Organic domestic sales increased 48%, with the rest of the domestic increase due to the impact of Energy Steel. International sales year-over-year increased $11,639, or 41%. Due to the production of a large refinery project, $7,895 or 68%, of the total increase in international sales came from the Middle East. The remaining international sales increase came from Canada, South America and Asia as well as from other regions. Sales in the first nine months of fiscal 2012 were 38% to the refining industry, 14% to the chemical and petrochemical industries, 27% to the power industry, including the nuclear market and 21% to other commercial and industrial applications. Sales in the first nine months of fiscal 2011 were 34% to the refining industry, 28% to the chemical and petrochemical industries, 16% to the power industry, and 22% to other commercial and industrial applications. For additional information on future anticipated sales and our markets, see “Orders and Backlog” below.

Gross profit margin for the third quarter of fiscal 2012 was 27% compared with 25% for the third quarter of fiscal 2011. Gross profit for the third quarter of fiscal 2012 increased to $6,462 from $4,751, or 36%, compared with the same period in fiscal 2011. Higher organic volume and more efficient facility utilization provided the gross profit gain.

Gross profit margin for the first nine months of fiscal 2012 was 33% compared with 29% for the first nine months of fiscal 2011. Gross profit dollars for the first nine months of fiscal 2012 increased 97% to $27,459 compared with the same period in fiscal 2011, which had gross profit of $13,948. The addition of Energy Steel provided 32% of the total increase, or $4,345, with higher organic volume, more efficient facility utilization, as well as the conversion of certain refining projects providing the remaining gross profit gain.

Selling, general and administrative (“SG&A”) expense in the three and nine-month periods ended December 31, 2011 increased $181, or 5%, and $2,591, or 28%, respectively, compared with the same periods of the prior year. Excluding $666 in acquisition-related costs in the third quarter of fiscal 2011, SG&A expense increased $847, or 29%, and $3,257, or 38%, respectively, compared with the same periods of fiscal 2011. Approximately 40% of the increase for both the three and nine-month periods was organic and due to increased headcount and higher variable costs related to higher sales and income. The remaining 60% of the added SG&A costs, was due to the addition of Energy Steel.

SG&A expense as a percent of sales for the three and nine-month periods ended December 31, 2011 was 15% and 14%, respectively. This compared with 19% for the both periods ended December 31, 2010. The decrease resulted from higher sales during the current year periods.

Interest income was $12 and $48 for the three and nine-month periods ended December 31, 2011, compared with $13 and $47 for the same periods ended December 31, 2010. The low level of interest income relative to the amount of cash invested reflects the persistent low level of interest rates on short term U.S. government securities and bank money market funds in which we invest.

Interest expense was $55 and $260 for the three and nine-month periods ended December 31, 2011, up from $14 and $30 for the same periods ended December 31, 2010. The majority of the three and nine-month period increase, $30 and $159, most of which occurred in the second quarter of fiscal 2011, was related to the revaluation of the expected value of the earn-out from the Energy Steel acquisition.

Our effective tax rate in fiscal 2012 is projected to be approximately 34%. The tax rate in the third quarter of fiscal 2012 was 37%. The tax rate for the first nine months of fiscal 2012 was 34%. The actual annual effective tax rate for fiscal 2011 was 33%.

Net income for the three and nine months ended December 31, 2011 was $1,640 and $10,124, respectively, compared with $759 and $3,194, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2012 was $0.16 and $1.01 for the three and nine-month periods, compared with $0.08 and $0.32 for the same periods of fiscal 2011. Excluding $510 in Energy Steel-related acquisition transaction expenses in the three and nine months ended December 31, 2010, net income was $1,269 and $3,704, respectively, and income per diluted share was $0.13 and $0.37, respectively.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our condensed consolidated statements of cash flows:

	December 31, 2011	March 31, 2011
Cash and investments	$44,518	$43,083
Working capital	$54,099	$44,493
Working capital ratio(1)	3.4	2.4

1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first nine months of fiscal 2012 was $3,914, compared with $5,848 used by operating activities for the first nine months of fiscal 2011. The cash generation came primarily from earnings and lower inventory levels. This generation was partly offset by usage of cash for a decrease in customer deposits, lower accounts payable and tax payments. Cash generated by operations was $7,877 in the third quarter of fiscal 2012, as compared with cash usage of $3,579 in the first six months of fiscal 2012.

Dividend payments and capital expenditures in the first nine months of fiscal 2012 were $594 and $2,621, respectively, compared with $592 and $1,435, respectively, for the first nine months of fiscal 2011. Capital expenditures for fiscal 2012 are expected to be between $3,000 and $3,500. Over 85% of our fiscal 2012 capital expenditures are expected to be for machinery and equipment, with the remaining amounts to be used for information technology and other items.

Cash and investments were $44,518 on December 31, 2011 compared with $43,083 on March 31, 2011, up 3%. Our cash and investments increased by $6,775 in the third quarter of fiscal 2012, up from $37,743 on September 30, 2011. During the first six months of fiscal 2012, we saw a significant increase in accounts receivable as projects were completed and shipped to customers. As expected, we experienced a strong improvement in our cash and investments position in the third quarter and believe we will see a further increase in cash and investments during the last quarter of fiscal 2012.

We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit and allows us to pay a lower cost on those letters of credit.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on December 31, 2011 and March 31, 2011 were $8,295 and $13,751, respectively. There were no other amounts outstanding on our credit facility at December 31, 2011 and March 31, 2011. Our borrowing rate as of December 31, 2011 and March 31, 2011 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $16,705 at December 31, 2011. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the foreseeable future.

Orders and Backlog

Orders for the three month period ended December 31, 2011 were $21,933, compared with $17,784 for the same period last year, an increase of 23%. Orders from our traditional product lines were down $4,696, or 28% to $12,249. Orders attributable to Energy Steel were $9,684, up from $839 in the same quarter last year (which quarter represented only the 18-day period we owned Energy Steel during the quarter). For the three months ended December 31, 2011, orders increased to $10,858 in power, including the nuclear market, up from $1,525 in the same quarter last year and $4,682 in chemical and petrochemical, up from $2,191 last year. These gains were offset by lower orders in refining, which were $1,988, down from $8,199, and in orders from other commercial and industrial applications of $4,405, which were down from $5,869 in the same quarter last year. Orders represent communications received from customers requesting us to supply products and services.

During the first nine months of fiscal 2012, orders were $64,440, compared with $36,384 for the same period of fiscal 2011, an increase of 77%. Organic growth accounted for $9,769, or 35% of the growth, with Energy Steel accounting for the remaining $18,287, or 65% of the growth. For the first nine months of fiscal 2012, orders increased in power, up $21,634 (with $18,297 attributable to Energy Steel), chemical and petrochemical, up $11,199, other commercial and industrial represented applications, up $211. During the nine-month period, refining decreased $4,988.

During the three-month period ended December 31, 2011, domestic orders represented 80%, or $17,598, of total orders, while international orders represented 20%, or $4,335, of total orders compared with the same period in the prior fiscal year, when domestic orders were 50%, or $8,953, of total orders, and international orders were 50% of total orders, or $8,831.

For the first nine months of fiscal 2012, domestic orders were 66% of total orders or $42,532, while international orders were 34%, or $21,908. During the first nine months of fiscal 2011, domestic orders were 46%, or $16,696, and international orders were 54% of total orders, or $19,688.

Backlog was $72,567 at December 31, 2011, compared with $75,094 on September 30, 2011 and $91,096 at March 31, 2011. Included in the backlog is $12,795 attributable to Energy Steel. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 85% to 90% of orders currently in backlog are expected to be converted to sales within the next twelve months. At December 31, 2011, 14% of our backlog was attributable to equipment for refinery project work, 22% for chemical and petrochemical projects, 24% for power projects, including nuclear, and 40% for other industrial or commercial applications (including the U.S. Navy order). At December 31, 2010, 38% of our backlog was attributed to equipment for refinery project work, 8% for chemical and petrochemical projects, 16% for power projects, and 38% for other industrial or commercial applications.

At December 31, 2011, one project with a value of $1,010 was on hold. This project was originally won in September 2008, placed on hold in November 2008 and removed from being on hold by the customer in October 2010. The project was placed back on hold in the second quarter of fiscal 2012. The project had a scheduled delivery of December 2012.

Full Year Outlook

We believe that we are in the early stages of a recovery in the refinery and petrochemical markets. However, as we anticipated, the recovery is not linear. We also believe the improved strength of the alternative energy markets and revived activity in the U.S. nuclear industry will continue through fiscal 2012 and beyond. We experienced significant organic order growth beginning in the second half of fiscal 2011, which growth has continued in the first nine months of fiscal 2012. We have also added to our businesses with the acquisition of Energy Steel.

We believe that with our current backlog and projects currently in production, our revenue will be between $105 and $108 million for fiscal 2012, an increase of 41% to 45% over the prior fiscal year. Approximately, 16% to 20% of our revenue in fiscal 2012 is expected to come from Energy Steel. In fiscal 2011, Energy Steel contributed 8% of our revenue, as we completed our acquisition late in the third quarter of fiscal 2011. We expect that in the near term order levels will continue to be variable, similar to the second half of fiscal 2011 and the first nine months of fiscal 2012.

We expect gross profit margin in fiscal 2012 to be in the 32% to 33% range. The full year expected margin level represents an increase from fiscal 2011, but reflects a lower gross margin in the fourth quarter of fiscal 2012 compared with the 33% achieved in the first nine months of fiscal 2012. Typically, early in a recovery, pricing is not as strong as it can be once the recovery is fully underway. Gross margins in the first nine months of the current fiscal year, especially the first half of the fiscal year, were similar to the margins we expect at a stronger point in a recovery, primarily because we converted certain refining projects that had been in backlog for some time, which were won in a better pricing environment during the end of the prior upcycle. During the first half of the year, Energy Steel also had a higher than normal facility utilization, along with a favorable product mix.

Looking forward, we also expect that the shift of orders in the refining and petrochemical market toward international markets, where margins are generally lower than domestic project margins, will have the effect of reducing our margins as compared with the last upcycle. Due to these changes in geographical and end use markets, we expect gross margins are unlikely to reach the 40% range that we achieved in the prior up cycle. We believe long-term up cycle gross profit margin in the mid-to-upper 30% range is a more realistic expectation. Moreover, we expect this recovery will continue to be more focused on emerging markets, which historically have lower margins and more competitive pricing than developed markets.

SG&A spending, which was $11,745 for the nine-month period in fiscal 2012, is expected to be between $15,600 and $16,500, representing approximately 15% of anticipated full year revenue. This is down from 18% of sales in fiscal 2011 as we leverage our revenue growth with less incremental SG&A. The increase in dollars spent, up from $13,076 in fiscal 2011, includes both the full year impact of Energy Steel (compared with 3 1/2 months in fiscal 2011) as well as continued investment in personnel as we prepare for additional opportunities in fiscal 2012 and beyond. Our effective tax rate during fiscal 2012 is expected to be approximately 34%.

Cash flow in fiscal 2012 is expected to continue to be positive, as the cash usage which occurred in the first half of the year was replaced by cash generation in the third quarter and we expect the fourth quarter to continue this trend. We expect to see reductions in accounts receivable and unbilled revenue in the fourth quarter of fiscal 2012, as well as less change in customer deposits, which has been declining since the fourth quarter of fiscal 2010.

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

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of December 31, 2011, other than noted above, we were unaware of any other material litigation matters.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2011 or March 31, 2011, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first nine months of fiscal 2012 were 48% of total sales compared with 41% for the same period of fiscal 2011. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first quarter of each of fiscal 2012 and fiscal 2011, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency (U.S. dollars or Chinese RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In each of the first nine months of fiscal 2012 and 2011, our purchases in foreign currencies represented 1%, respectively, of the cost of products sold. At certain times, we may utilize forward foreign currency exchange agreements to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2011 and March 31, 2011, we held no forward foreign currency agreements.

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

December 31, 2011

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under our previously announced stock repurchase program, we may make repurchases from time to time either in the open market or through privately negotiated transactions and fund such repurchases with current cash on hand and cash generated from operations. Our stock repurchase program terminates at the earlier of the expiration of the program in July 2012, when all 1,000 shares authorized thereunder are repurchased or when our Board of Directors otherwise determines to terminate the program. Common stock repurchases in the quarterly periods set forth below were as follows:

Period	(a) Total Number of shares Purchased	(b) Average Price Paid Per Share	(c)(1) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/2011 – 10/31/2011	14	14.84	377	623
11/1/2011 – 11/30/2011	—	—	377	623
12/1/2011 – 12/30/2011	—	—	377	623

Total	14	$14.84	377	623

(1)	The total number of shares repurchased as part of our publicly announced program includes all shares repurchased since the commencement of the stock repurchase program on January 29, 2009.

Item 6.	Exhibits

See index to exhibits on page 35 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ JEFFREY GLAJCH
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: February 1, 2012

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