Form 10-K
period 2012-03-31
GRAHAM CORP
filed 2012-06-07
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 1-8462

GRAHAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-1194720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Florence Avenue, Batavia, New York	14020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 585-343-2216

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10)	NYSE MKT

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $154,745,644. The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2011, as reported on the NYSE MKT exchange. For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of June 1, 2012, the registrant had outstanding 9,951,466 shares of common stock, $.10 par value, and 9,951,466 preferred stock purchase rights.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2012 Annual Meeting of Stockholders to be held on July 26, 2012, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2012

Note:

Portions of the registrant’s definitive Proxy Statement, to be issued in connection with the registrant’s 2012 Annual Meeting of Stockholders to be held on July 26, 2012, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

We acquired Energy Steel & Supply Co. (“Energy Steel”) on December 14, 2010 as part of our strategy to diversify our products and broaden our offerings in the energy industry. Energy Steel is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear power generation industry, primarily in the U.S.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our principal business location is in Batavia, New York. We maintain two wholly-owned subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in Suzhou, China and Energy Steel, located in Lapeer, Michigan. As of March 31, 2012, we had 346 full-time employees.

Our Products, Customers and Markets

Our products are used in a wide range of industrial process applications, including:

•	Petroleum Refining

•	Chemical and Petrochemical Processing

—	fertilizer plants

—	ethylene, methanol and nitrogen producing plants

—	plastics, resins and fibers plants

—	petrochemical intermediate plants

—	coals-to-chemicals plants

—	gas-to-liquids plants

•	Power Generation /Alternative Energy

—	nuclear power generation

—	fossil fuel plants

—	biomass plants

—	cogeneration power plants

—	geothermal power plants

—	ethanol plants

•	Defense – U.S. Navy

—	propulsion systems for nuclear-powered aircraft carriers and other nuclear- powered vessels

•	Other

—	soap manufacturing plants

—	air conditioning and water heating systems

—	food processing plants

—	pharmaceutical plants

—	liquefied natural gas production facilities

Our principal customers are in the chemical, petrochemical, petroleum refining and power generating industries. They can be end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and/or the original equipment manufacturers, who combine our products with their equipment prior to its sale to end users.

Our products are sold by a team of sales engineers we employ directly and independent sales representatives located worldwide. There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business. However, if this occurs in multiple years, it is usually not the same customer, or the same project, over the multi-year period.

Historically, 40% to 55% percent of our revenue has been generated from foreign sales. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. As a result of the expansion of our presence in Asia, we expect that the Asian market will over time account for an increasing percentage of our revenue. However, partly offsetting the transition toward more international sales is our acquisition of Energy Steel, which primarily has domestic sales, as well as our increased focus on U.S. Navy opportunities. We expect our international sales to account for 40% to 50% of total revenue over the next few years.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2012, 2011 and 2010, which we refer to as fiscal 2012, fiscal 2011 and fiscal 2010, respectively, is contained in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference. We refer to our fiscal year ending March 31, 2013 as fiscal 2013. Our backlog at March 31, 2012 was $94,934 compared with $91,096 at March 31, 2011.

Our Strengths

Our core strengths include the following:

•

We have strong brand recognition.    Over the past 75 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that the recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets. Moreover, our wholly-owned subsidiary, Energy Steel, has a 30-year history of providing products and support to its customers, especially the U.S. nuclear power industry, and has a recognized brand name in its markets.

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

•

We have a high quality credit facility.    Our credit facility provides us with a $25,000 borrowing capacity that is expandable at our option at any time to provide up to a total of $50,000 in borrowing capacity.

Our Strategy

Our objectives are to capture more market share within the geographies and industries we serve, expand our geographic markets, grow our presence in the energy industry and continually improve our results of operations. Our strategy to accomplish our objectives includes:

•	Capitalize on the strength of the Graham and Energy Steel brands in order to both win more business in our traditional markets and enter other markets.

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

•

Expand our market presence in the Navy’s Nuclear Propulsion Program. We plan to capitalize on our success in securing the nuclear carrier order by successfully executing our existing order for this program. We also plan to expand our market presence into additional defense-related programs, including nuclear submarine projects.

•

Invest in people and capital equipment to meet the long-term growth in demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets.

•

Deliver highest quality products and solutions that enable our customers to achieve their operating objectives and that differentiate us from our competitors, and which, we believe, allow us to win new orders based on value.

In order to effectively implement our strategies, we also believe that we must continually work to improve our company. These efforts include:

•	Investing in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•

Enhancing our engineering and manufacturing capacities, especially in connection with the design of our products, in order to more quickly respond to existing and future customer demand and to minimize underutilization of capacity.

•	Accelerating our ability to quickly and efficiently bid on available contracts by continuing to implement front-end bid automation and design processes.

•	Expanding our capabilities and penetrating the existing sales channel and customer base in the nuclear market.

•	Implementing and expanding upon our operational efficiencies through a flexible manufacturing flow model and other cost efficiencies.

•	Continuing to focus on improving quality to eliminate errors and rework, and reduce lead time.

•	Develop a cross trained, flexible workforce able to adjust to variable product demand by our customers.

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors in our primary markets include:

NORTH AMERICA

Market	Principle Competitors
Refining vacuum distillation	Gardner Denver, Inc.
Chemicals/Petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.
Turbomachinery Original Equipment Manufacturer (“OEM”) — refining, petrochemical	Ambassador; KEMCO; SPX Heat Transfer
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International (USA), Inc.; KEMCO; SPX Heat Transfer
HVAC	Alfa Laval AB; APV; Xylem; Ambassador
Nuclear	Dubose, Consolidated, Tioga, Nova, Joseph Oats, Energy & Process

INTERNATIONAL

Market	Principle Competitors
Refining vacuum distillation	Gardner Denver, Inc.; GEA Wiegand GmbH; Edwards, Ltd.; Korting Hannover AG
Chemicals/Petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Edwards, Ltd.
Turbomachinery OEM — refining, petrochemical	DongHwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; Chem Process Systems, Mazda (India), Oeltechnik GmbH; KEMCO
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International; KEMCO; SPX Heat Transfer, Chem Process Systems, Mazda (India)

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

Working Capital Practices

Our business does not require us to carry significant amounts of inventory or materials beyond what is needed for work in process. We do not provide rights to return goods, or payment terms to customers that we consider to be extended in the context of the industries we serve. However, we do provide for warranty claims.

Environmental Matters

We believe that we are in material compliance with existing environmental laws and regulations. We do not anticipate that our compliance with federal, state and local laws regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment will have a material adverse effect upon our capital expenditures, earnings or competitive position.

Seasonality

No material part of our business is seasonal in nature. However, our business is highly cyclical in nature as it depends on the willingness of our customers to invest in major capital projects.

Research and Development Activities

During fiscal 2012, fiscal 2011 and fiscal 2010, we spent $3,197, $2,576 and $3,824, respectively, on research and development activities related to new products and services, or the improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. has accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 46%, 55% and 55% of our revenue in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, resulted from foreign sales. Sales in Asia constituted approximately 17%, 22% and 33% of our revenue in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Sales in the Middle East constituted approximately 16%, 16% and 10% of our revenue in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Our foreign sales and operations are subject to numerous risks, as discussed under the heading “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2012, we employed approximately 349 persons, including 3 part-time employees. We believe that our relationship with our employees is good.

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

Historically, a substantial portion of our revenue has been derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries and to the U.S. Department of Defense, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, cyclical and have historically experienced severe downturns. Although we believe there will be a long-term expansion of demand for our products in the petrochemical, petroleum refining and power generating industries, during 2008 we entered a sudden downturn in the demand for our products. Historically, previous cyclical downturns have lasted from one to several years. Although the downturn that began in 2008 appears to have begun to moderate and we have seen signals of economic recovery in our markets, we have no way to predict whether any recovery will be sustainable. A renewed downturn could force us to reduce our infrastructure, which would make it difficult for us to quickly recover in the subsequent up cycle. A sustained or renewed deterioration in any of the cyclical industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

We serve markets that are capital intensive. Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our operating results. Such volatility and disruption may also negatively impact our ability to access additional financing if and when needed.

Although we believe that our long-term growth prospects remain strong, we also expect that the recent state of the capital and credit markets caused a slow-down in spending by our customers as many of them continue to evaluate their project plans. Although we believe that we are in the initial stages of an economic recovery, if adverse economic and credit conditions persist, return or worsen, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Moreover, adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could put downward pricing pressure on us. Any of the foregoing could have a material adverse effect on our business and results of operations.

Adverse conditions in the capital and credit markets could also have an adverse effect on our ability to obtain additional financing on commercially reasonable terms, or at all, should we determine such financing is desirable to maintain or expand our business.

The larger markets we serve are the petroleum refining and petrochemical industries which are both cyclical in nature and dependent on the price of crude oil and natural gas. As a result, volatility in the price of oil and natural gas may negatively impact our operating results.

Although we believe that the global consumption of crude oil and natural gas will increase over the course of the next 20 years and that such increased consumption will result in a need to continually increase global capacity, the price of crude oil and natural gas has been very volatile. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades. During times of significant volatility in the market for crude oil or natural gas, our customers may refrain from placing orders until the market stabilizes. If our customers refrain from placing orders, we could experience decreased revenue from our operations attributable to decreases in the spending levels of our customers.

Our business is highly competitive. If we are unable to successfully implement our business strategy and compete against entities with greater resources than us, we risk losing market share to current and future competitors.

Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands and they may be able to devote greater resources towards the development, promotion and sale of their products than we can. Competitors may have a cost advantage and be able to respond to customer needs at a lower pricing level. This may affect our ability to secure business and maintain our level of profitability. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. Moreover, customer buying patterns can change if customers become more price sensitive and accepting of low cost suppliers. If we cannot compete successfully against current or future competitors, our business will be materially harmed.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 43%, 46% and 44% of consolidated sales in fiscal 2012, 2011 and 2010, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2012, 46% of our revenue was from customers located outside of the U.S. Moreover, we maintain a subsidiary and a facility in China. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

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

The global economic recovery is likely to be led by emerging markets, which could result in lower profit margins and increased competition.

A global economic recovery is likely to be led by emerging markets. In the event that a global economic recovery is led by emerging markets, we could face increased competition from lower cost suppliers, which in turn could lead to lower profit margins on our products. In addition, if the global economic recovery is led by emerging markets, the pace of such recovery could be slower than the pace of prior recoveries. Customers in emerging markets may also place less emphasis on our high quality and brand name than do customers in the U.S. and certain of the other industrialized countries where we compete. If we are forced to compete for business with customers that place less emphasis on quality and brand recognition than our current customers or the pace of any economic recovery is slower than the pace of prior recoveries, our results of operations could be materially adversely impacted.

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

Our Chinese subsidiary is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. For the preceding reasons, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours.

Changes in energy policy regulations could adversely affect our business.

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

Our business strategy calls for us to continue to pursue defense-related projects as well as projects for end users in the alternative energy markets in the U.S. In recent years the U.S. federal government has incurred large budget deficits. In the event that the U.S. federal government defense spending is reduced or alternative energy related incentives are reduced or eliminated in an effort to reduce federal budget deficits, projects related to defense or alternative energy may become less plentiful. The impact of such reductions could have an adverse affect on our business growth opportunities.

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

In addition, the U.S. Nuclear Regulatory Commission, or NRC, continues to perform additional operational and safety reviews of nuclear facilities in the U.S. It is possible that the NRC could take action or impose regulations that adversely affects the demand for Energy Steel’s products and services, or otherwise delays or prohibits construction of new nuclear power generation facilities, even temporarily. If any such event were to occur, the business or operations of Energy Steel could be materially adversely impacted.

A decrease in supply or cost of the materials used in our products could harm our profit margins.

Our profitability depends in part on the price and continuity of supply of the materials used in the manufacture of our products, which in many instances are supplied by a limited number of sources. The availability and costs of these commodities may be influenced by, among other things, market forces of supply and demand, changes in world politics, labor relations between the producers and their work forces, export quotas, and inflation. Any restrictions on the supply of the materials used by us in manufacturing our products could significantly reduce our profit margins, which could harm our results of operations. Likewise, any efforts we may engage in to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. In addition, the ability of our suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or lower cost of raw materials could result in decreased sales as well as margins, or otherwise materially adversely affect our business.

If we are unable to effectively outsource a portion of our production during times when we are experiencing strong demand, our results of operations might be adversely affected. In addition, outsourcing may negatively affect our profit margins.

When we experience strong demand for our products, our business strategy calls for us to increase manufacturing capacity through outsourcing selected fabrication processes. We could experience difficulty in out-

sourcing if customers demand that our products be manufactured by us exclusively. Furthermore, our ability to effectively outsource production could be adversely affected by worldwide manufacturing capacity. If we are unable to effectively outsource our production capacity when circumstances warrant, our results of operations could be materially adversely affected and we might not be able to deliver products to our customers on a timely basis. In addition, outsourcing to complete our products and services can increase the costs associated with such products and services. If we rely too heavily on outsourcing and are not able to increase our own production capacity during times when there is high demand for our products and services, our profit margins may be negatively impacted.

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

The dollar amount of our backlog as of March 31, 2012 was $94,934. Our backlog can be significantly affected by the timing of large orders, and the amount of our backlog at March 31, 2012 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Three orders in our backlog which include the U.S. Navy project and projects for new U.S. nuclear plants, are expected to account for approximately 15% of fiscal 2013 revenue. A delay or cancellation in any of these projects could have a material adverse effect on our results of operations.

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

Our acquisition strategy may not be successful or may increase business risk.

The success of our acquisition strategy will depend, in part, on our ability to identify suitable companies or businesses to purchase and then successfully negotiate and close the acquisition. In addition, our ability to integrate acquisitions and realize the anticipated benefits from combining the acquisition with our historical business, operations and management. We cannot provide any assurances that we will be able to complete the acquisitions and then integrate the business and operations of those acquisitions without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of our management’s attention, failure to integrate information and accounting systems or establish and maintain proper internal control over financial reporting. Moreover, as part of the integration process, we must incorporate an acquisition’s existing business culture and compensation structure with our existing business. If we are not able to efficiently integrate an acquisition’s business and operations into our organization in a timely and efficient manner, or at all, the anticipated benefits of the acquisition may not be realized, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

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

In order to remain competitive, we need to invest continuously in manufacturing, customer service and support, research and development and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments, necessary to lower our production costs and help us maintain our competitive position, which would materially harm our business.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2012, we held no forward foreign currency exchange contracts.

We face potential liability from asbestos exposure and similar claims.

We are a defendant in a number of lawsuits alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. We cannot predict with certainty the outcome of these lawsuits or whether we could become subject to any similar, related or additional lawsuits in the future. In addition, because some of our products are used in systems that handle toxic or hazardous substances, any failure or alleged failure of our products in the future could result in litigation against us. For example, a claim could be made under various regulations for the adverse consequences of environmental contamination. Any litigation brought against us, whether with or without merit, could result in substantial costs to us as well as divert the attention of our management, which could materially harm our business and results of operations.

Risks related to the ownership of our common stock

Provisions contained in our certificate of incorporation and bylaws could impair or delay stockholders’ ability to change our management and could discourage takeover transactions that our stockholders might consider to be in their best interests.

Provisions of our certificate of incorporation and bylaws could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our common stock, that our stockholders might consider to be in their best interests. Such provisions include:

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

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our manufacturing facilities, also located in Batavia, consist of approximately 33 acres and contain about 216,000 square feet in several buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. We also lease approximately 15,000 square feet of office space and 45,000 square feet of manufacturing facilities for our subsidiary, Energy Steel, located in Lapeer, Michigan. Additionally, we lease a U.S. sales office in Houston, Texas and our Chinese subsidiary leases a sales and engineering office in Suzhou, China.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

Item 3.	Legal Proceedings

The information required by this Item 3 is contained in Note 15 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

(Amounts in thousands, except per share data)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE MKT exchange under the symbol “GHM”. As of June 1, 2012, there were 9,951 shares of our common stock outstanding that were held by approximately 143 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the NYSE MKT.

	High	Low
Fiscal year 2012
First quarter	$26.30	$17.74
Second quarter	21.24	15.00
Third quarter	24.98	14.36
Fourth quarter	25.04	19.26
Fiscal year 2011
First quarter	$19.60	$13.50
Second quarter	17.99	13.52
Third quarter	21.00	14.75
Fourth quarter	24.58	19.08

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Dividends declared per share by our Board of Directors for each of the four quarters of each of fiscal 2012 and fiscal 2011 were $.02. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders. The facility limits the payment of dividends to stockholders to 25% of net income if our maximum funded debt to EBITDA ratio is greater than 2.0 to 1. As of March 31 and June 1, we did not have any funded debt outstanding. More information regarding our senior credit facility can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We maintain a stock repurchase program that permits us to repurchase up to 1,000 shares of our common stock either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of the expiration of the program on July 27, 2012, when all 1,000 shares authorized thereunder are repurchased or when the Board of Directors otherwise determines to terminate the program. We intend to use cash on hand to fund any stock repurchases under the program. As of March 31, 2012, 623 shares of our common stock remain available for repurchase under the stock repurchase program.

Item 6.	Selected Financial Data

GRAHAM CORPORATION — FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2012	2011(2)	2010	2009	2008(1)
Operations:
Net sales	$103,186	$74,235	$62,189	$101,111	$86,428
Gross profit	32,635	21,851	22,231	41,712	34,162
Gross profit percentage	31.6%	29.4%	35.7%	41.3%	39.5%
Net income	10,553	5,874	6,361	17,467	15,034
Cash dividends	793	790	788	754	493
Common stock:
Basic earnings from continuing operations per share	$1.06	$.59	$.64	$1.72	$1.52
Diluted earnings from continuing operations per share	1.06	.59	.64	1.71	1.49
Stockholders’ equity per share	8.20	7.47	7.01	6.21	4.86
Dividends declared per share	.08	.08	.08	.075	.05
Market price range of common stock
High	26.30	24.58	21.84	54.91	30.48
Low	14.36	13.50	8.70	6.85	6.30
Average common shares outstanding — diluted	9,998	9,958	9,937	10,195	10,085
Financial data at March 31:
Cash and cash equivalents and investments	$41,688	$43,083	$74,590	$46,209	$36,793
Working capital	52,730	44,493	56,704	49,547	36,998
Capital expenditures	3,243	1,979	1,003	1,492	1,027
Depreciation	1,685	1,334	1,107	993	862
Total assets	114,977	118,071	108,979	86,924	70,711
Long-term debt, including capital lease obligations	203	116	144	31	36
Stockholders’ equity	81,620	73,655	69,074	61,111	48,536

(1)	Per share data has been adjusted to reflect a two-for-one stock split declared on July 31, 2008. The stock split was paid in the form of a dividend.

(2)

The financial data presented for fiscal 2011 includes the financial results of Energy Steel from the date of acquisition, which was December 14, 2010. See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

We are a global designer and manufacturer of custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers to the refining and petrochemical industries, and a nuclear code accredited supplier of components and raw materials to the nuclear power generating market. Our equipment is used in critical applications in the petrochemical, oil refining and electric power generation industries, including nuclear, cogeneration and geothermal plants. Our equipment can also be found in alternative energy, including ethanol, biodiesel and coal and gas-to-liquids, as well as other diverse applications, such as metal refining, pulp and paper processing, shipbuilding, (the nuclear propulsion program of the U.S. Navy), water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, and heating, ventilating and air conditioning.

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

Highlights

Highlights for fiscal 2012, include:

•	Net income and income per diluted share for fiscal 2012, were $10,553 and $1.06 compared with net income and income per diluted share of $5,874 and $0.59 for fiscal 2011.

•	Net sales for fiscal 2012 were a record $103,186, up 39% compared with $74,235 for fiscal 2011.

•	Orders received in fiscal 2012 of $106,709 were up 69% compared with fiscal 2011, when orders were $63,222.

•	Backlog on March 31, 2012 was a record $94,934, up 4% from backlog of $91,096 on March 31, 2011.

•	Gross profit and operating margins for fiscal 2012 were 31.6% and 16.6% compared with 29.4% and 11.8%, respectively, for fiscal 2011.

•	Cash and short-term investments at March 31, 2012 were $41,688 compared with $43,083 as of March 31, 2011, down 3%.

•	At fiscal year end, we had a solid balance sheet that was free of bank debt and provided financial flexibility.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K.

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	our ability to continue to pursue our acquisition and growth strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “might”, “intend,” “appear”, “expect” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Fiscal 2013 and the Near-Term Market Conditions

During fiscal 2012, bidding activity remained active. We believe the business environment is continuing to improve and that our customers are more inclined to procure the equipment needed for their projects. This supports our belief that our oil refining, petrochemical and related markets are in the early stages of a business recovery. While there continues to be uncertainty as to whether a sustained global economic recovery is occurring, we believe current signs (such as order activity during our fourth quarter of fiscal 2012) continue to be more positive than in the past few years.

Near-term demand trends that we believe are affecting our customers’ investments include:

•

As the world recovers from the global recession, many emerging economies continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more refined petroleum products. Although uncertainty in the capital and sovereign debt markets continues, there has been some improved access to capital, which has resulted in the release of certain previously stalled projects.

•

The expansion of the economies of oil producing Middle Eastern countries, their desire to extract greater value from their oil and gas resources, and the continued global growth in demand for oil and refined products has renewed investment activity in that region. We do not believe that the ongoing political unrest in the Middle East has impacted our business. Moreover, the planned timeline of refinery projects in the major Middle Eastern countries is encouraging.

•	Asian countries, specifically China and India, are experiencing renewed demand for refined petroleum products such as gasoline. This renewed demand is driving increased investment in petrochemical and refining projects. Although economic growth in Asia appears to be moderating to a lower level, we believe that it remains a fast growing area and Chinese and Indian investments in refining, petrochemical and energy facilities appear to continue to be strong.

•

South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by their expanding economies and increased local demand for gasoline and other products that are made from oil as the feedstock.

•

The U.S. refining market has recently exhibited improvement, including demand in orders of short cycle and spare parts. Historically, these types of orders have suggested a recovery, as delayed spending is released. We expect that the U.S. refining markets will not return to the levels experienced during the last up cycle, but that such markets will improve compared with its levels over the past few years. We also expect that the U.S. refining markets will continue to be an important aspect of our business.

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

•

The recent dramatic change in natural gas costs in the U.S. has led to a revival in the U.S. petrochemical market and a recent interest toward potential major investment. There are numerous projects in planning or initial engineering phases for the construction of new petrochemical producing facilities, including ethylene, ammonia and urea facilities. We historically have had strong market share within these facilities. Proposed ethylene capacity expansion and re-opening of mothballed facilities, in the U.S., as well as downstream products, are being discussed by petrochemical producers for the first time in well over a decade. Lower natural gas costs is a relatively recent phenomena, having occurred over the past three years and is driven by technology advancements in drilling, creating a significant increase in supply. This has made the U.S. production of raw material for ethylene, ethane (which is a side product of natural gas production) globally competitive with naphtha (the alternative feedstock for ethylene used in most of the world). We believe investment in U.S. petrochemical markets could be significant.

•

Although investment in new nuclear power capacity in the U.S. and internationally may become subject to increased uncertainty due to political and social pressures, which were augmented by the tragic earthquake and tsunami that occurred in Japan in March 2011. The need for additional safety and back up redundancies at the 104 existing domestic nuclear plants could increase demand for Energy Steel’s products in the near-term.

•	Investments in existing U.S. nuclear plants to extend their operating life and add incremental capacity are expected to continue.

•

Investment in new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggest continued growth in the domestic nuclear market, although such growth may be slowed by the perceptions related to the Fukajima accident in Japan.

We expect that the consequences of these near-term trends, and specifically projected expansion in petrochemical and oil refining that will most likely occur outside of North America, primarily in the growing Asian and South American markets, will result in more pressure on our pricing and gross margins, as these markets historically provided lower margins than North American refining markets. A counter to margin pressure from international markets may come from investments in new petrochemical capacity built in North America and the timing of such investments.

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both strong and weak quarters. As the chart below indicates, quarterly orders can vary significantly.

We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a one to two year period provides a better measure of our business. In the near future we expect to see smaller value projects than what we had seen during the last expansion cycle. This will require more orders for us to achieve a similar revenue level and will adversely impact our ability to realize margin gains through volume leverage. Our quarterly order levels for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, are set forth in the table below.

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

Long-term Demand Trends

•

Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe. In addition, an increased trend toward export supply of finished product from the Middle East to North America and Europe.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia and the Middle East.

•	Increased development of geothermal electrical power plants in certain regions is expected to address projected growth in demand for electrical power.

•	Increased global regulations over the refining, petrochemical and nuclear power industries are expected to continue to drive requirements for capital investments.

•	More refineries are expected to convert their facilities to use heavier, more readily available and lower cost crude oil as a feedstock.

•

Lower costs are expected to drive increased domestic use of natural gas in the U.S., as well as, the ability to export liquefied natural gas to serve other regions, since natural gas in the U.S. is globally competitive with oil.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased project development of international nuclear facilities is expected, despite the recent tragedy in Japan, (including in the U.S.).

•	Construction of new petrochemical plants in the Middle East to meet local demand.

•	An expansion of the petrochemical market in the U.S., given the plentiful supply and globally competitive price of natural gas.

•	Increased investments in new power generation projects are expected in Asia and South America to meet projected consumer demand increases.

•

Long-term growth potential is believed to exist in alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, and waste-to-energy.

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

Our domestic sales as a percentage of aggregate product sales was 63% in our fiscal year ended March 31, 2009. As the U.S. market weakened, relative to international markets, domestic sales declined to 45% of total sales in each of fiscal 2010 and 2011. In fiscal 2012, domestic sales increased to 54%, with the full year impact of Energy Steel and additional U.S. Navy work. The Navy activity represents our production of surface condensers for the CVN-79 Gerald R. Ford Class nuclear carrier order that was won in Q3 fiscal 2010. This project was in excess of $25 million and is converting to revenue across multiple fiscal years.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2012	2011	2010
Net sales	$103,186	$74,235	$62,189
Net income	$10,553	$5,874	$6,361
Diluted income per share	$1.06	$0.59	$0.64
Total assets	$114,977	$118,071	$108,979

Fiscal 2012 Compared with Fiscal 2011

Sales for fiscal 2012 were $103,186, up $28,951 or 39%, as compared with sales of $74,235 for fiscal 2011. The increase was driven by organic growth as well as the full year impact of our acquisition of Energy Steel. Organic sales grew $17,478, or 26%, representing 60% of the growth in fiscal 2012. Sales from Energy Steel, which was acquired in December 2010 of fiscal 2011, increased $11,473, representing the remaining 40% of the growth in fiscal 2012. All comparisons discussed include a full year of financial results for Energy Steel in fiscal 2012 compared with approximately 3 1/2 months of financial results in fiscal 2011.

Domestic sales increased by $22,074 in fiscal 2012, driven by the full year impact of Energy Steel, increased conversion of the Navy project and strong organic growth. International sales accounted for 46% of all sales for fiscal 2012, down from 55% in fiscal 2011. International sales increased by $6,877 in fiscal 2012. By market, sales for fiscal 2012 were 35% to the refining industry, the same percentage as fiscal 2011, but a larger dollar amount, 28% to the power markets, including nuclear energy, up from 22% in fiscal 2011, 17% to the chemical and petrochemical industries, down from 22% in fiscal 2011, and 20% to other industrial applications (including the U.S. Navy), down from 21% in fiscal 2011.

Our gross margin for fiscal 2012 was 31.6% compared with 29.4% for fiscal 2011. Gross margins in fiscal 2012 improved compared with fiscal 2011 due to increased facility utilization at our Batavia plant, stronger sales and pricing for short-cycle orders and improved pricing on key projects resulting from strategic decisions regarding pricing. Gross profit for fiscal 2012 increased $10,784, compared with fiscal 2011. Gross profit increased primarily due to higher sales as well as the improved gross margin level.

Selling, general and administrative, or SG&A, expense for fiscal 2012 was $15,540, up 19% compared with $13,076 in fiscal 2011. Half of the increase in SG&A was related to the full year impact of owning Energy Steel. The remaining increase was due to the addition of staff to support current and future expected revenue growth. SG&A expense as a percentage of sales decreased in fiscal 2012 to 15.1% of sales compared with 17.6% of sales in fiscal 2011.

Interest income for fiscal 2012 was $58, down from $77 in fiscal 2011. This decrease was due to lower average levels of cash during fiscal 2012 compared with fiscal 2011.

Interest expense was $476 in fiscal 2012, up from $92 in fiscal 2011. The increase was due to the interest expense recognized related to the acquisition earn-out (reversing the discounting calculations made when estimating the payment of the earn-out) as well as interest charges for a research and development tax credit resolution with the IRS and other unrecognized tax benefits. The IRS tax resolution is discussed in more detail in Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our effective tax rate in fiscal 2012 was 37% compared with an effective tax rate of 33% for fiscal 2011. The effective tax rate increased in fiscal 2012 due to a charge of $374 related to the resolution of an IRS audit and appeal related to research and development tax credits taken in tax years 2006 through 2008. Excluding this charge, the effective tax rate in fiscal 2012 was 34%. The tax rate in fiscal 2011 was adversely effected by acquisition-related costs which were not tax affected. Excluding the acquisition-related tax impact, the effective tax rate in fiscal 2011 was 32%. Included in fiscal 2012 and fiscal 2011 income tax expense were charges for unrecognized tax benefits of $41 and $32, respectively, related to research and development tax credits taken in tax years subsequent to 2008.

Net income for fiscal 2012 and fiscal 2011 was $10,553 and $5,874, respectively. Income per diluted share was $1.06 and $0.59 for the respective periods. Net income and income per diluted share were $10,986 and $1.10 for fiscal 2012 when excluding the impact of the IRS research and development resolution. Net income and income per diluted share were $6,407 and $0.64 for fiscal 2011 when excluding the transaction costs related to the Energy Steel acquisition.

Fiscal 2011 Compared with Fiscal 2010

Sales for fiscal 2011 were $74,235, a 19% increase, as compared with sales of $62,189 for fiscal 2010. The increase was driven by our acquisition of Energy Steel, which was owned by us for approximately 3 1/2 months in fiscal 2011, and by improvement in our base markets for petroleum-based products. Energy Steel contributed $5,808, or 48%, of the growth in fiscal 2011. Domestic sales increased by $5,431 in fiscal 2011, driven by our acquisition of Energy Steel. International sales accounted for 55% of all sales for fiscal 2011, the same as fiscal 2010. International sales increased by $6,615 in fiscal 2011, with increases in the Middle East and South America up $5,467 and $4,723, respectively, partly offset by slower sales in Asia, down $4,174. By market, sales for fiscal 2011 were 35% to the refining industry (down from 41% in fiscal 2010), 22% to the chemical and petrochemical industries (down from 35%) and 43% to other industrial applications (up from 24%), including nuclear energy and the U.S. Navy.

Our gross margin for fiscal 2011 was 29.4% compared with 35.7% for fiscal 2010. Gross margin in fiscal 2011 was impacted by certain project wins, which occurred in late fiscal 2010 and early fiscal 2011, during a period when pricing was extremely competitive due to the small number of available opportunities. In addition, fiscal 2010 margins, especially in the first half of the year, benefitted from projects won late in the last up cycle. Gross profit for fiscal 2011 decreased $380, compared with fiscal 2010. Gross profit decreased due to a lower gross margin, which was mostly offset by higher volume. Gross profit in fiscal 2011 was adversely impacted by inventory step-up and intangible asset amortization related to the Energy Steel acquisition. These charges were $247 in fiscal 2011.

SG&A and other expenses for fiscal 2011 were $13,076, up 7% compared with $12,189 in fiscal 2010. The increase in SG&A was related to our acquisition of Energy Steel, which had $764 of SG&A (including $53 of intangible asset amortization costs) related to post-acquisition operating costs. There was also $676 of transaction costs related to the acquisition. SG&A, excluding Energy Steel, decreased $553, driven by lower pension and variable compensation costs. SG&A and other expenses as a percentage of sales decreased in fiscal 2011 to 17.6% of sales compared with 19.6% of sales in fiscal 2010.

Interest income for fiscal 2011 was $77, up from $55 in fiscal 2010. This increase was due to higher average levels of cash during fiscal 2011 compared with fiscal 2010.

Interest expense was $92 in fiscal 2011, up from $36 in fiscal 2010. The increase was due to an interest charge for unrecognized tax benefits.

Our effective tax rate in fiscal 2011 was 33% compared with an effective tax rate of 37% for fiscal 2010. The tax rate in fiscal 2011 was adversely affected by acquisition-related costs which were not tax affected. Excluding the acquisition-related tax impact, the effective tax rate in fiscal 2011 was 32%. Included in fiscal 2011 and fiscal 2010 income tax expense was a charge for unrecognized tax benefits of $32 and $445, respectively, related to research and development tax credits taken in tax years 2006 through 2010. Such charge was management’s estimate of our potential exposure related to the IRS examination which was resolved in fiscal 2012. Excluding the tax charge, our effective tax rate in fiscal 2010 was 32.5%.

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

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders’ equity on the dates indicated:

March 31, 2012	March 31, 2011	March 31, 2010
$81,620	$73,655	$69,074

Fiscal 2012 Compared with Fiscal 2011

Stockholders’ equity increased $7,965 or 11%, at March 31, 2012 compared with March 31, 2011. This increase was primarily due to net income earned in fiscal 2012, offset by 15 shares repurchased in fiscal 2012. A total of 362 shares have been repurchased, pursuant to our publicly announced stock repurchase program. At March 31, 2012, the number of shares remaining that had been approved for repurchase under the stock repurchase program was 638.

On March 31, 2012, our net book value was $8.20 up 10% over March 31, 2011.

Fiscal 2011 Compared with Fiscal 2010

Stockholders’ equity increased $4,581 or 7%, at March 31, 2011 compared with March 31, 2010. This increase was primarily due to net income earned in fiscal 2011. We repurchased 59 shares in fiscal 2011.

On March 31, 2011, our net book value was $7.47 up 7% over March 31, 2010.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2012	2011
Cash and investments	$41,688	$43,083
Working capital(1)	52,730	44,493
Working capital ratio(1)	3.2	2.4

(1)	Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

We use the ratios described above to measure our liquidity and overall financial strength.

As of March 31, 2012, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations	$311	$95	$165	$51	$—
Operating leases(1)	1,477	474	731	272	—
Pension and postretirement benefits(2)	104	104	—	—	—
Accrued compensation	295	2	4	6	283
Accrued pension liability	256	26	52	52	126
Liability for unrecognized tax benefits	1,787	1,705	82	—	—
Other liabilities	1,309	1,306	3	—	—

Total	$5,539	$3,712	$1,037	$381	$409

(1)	For additional information, see Note 7 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)

Amounts represent anticipated contributions during fiscal 2013 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4,

2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. No contributions are expected to be made to our defined benefit pension plan for fiscal 2013.

Net cash generated by operating activities for fiscal 2012 was $2,605, compared with net cash used of $10,369 for fiscal 2011. Higher net income and deprecation combined, unbilled revenue, and inventory were partly offset by decreases in income taxes payable and accounts payable and an increase in accounts receivable.

Capital spending in fiscal 2012 was $3,243, up from $1,979 in fiscal 2011, as we invested in equipment to support our growth strategies. Capital expenditures in fiscal 2012 were 80% for plant machinery and equipment and 20% for all other items. Sixty-three percent of our capital spending was for productivity improvements and the balance was primarily for capitalized maintenance. We used $221 to purchase 15 shares of stock as part of our stock buyback program in fiscal 2012, compared with $874 in fiscal 2011. In addition, we paid $793 in dividends in fiscal 2012, up from $790 in fiscal 2011.

Cash and investments were $41,688 on March 31, 2012 compared with $43,083 on March 31, 2011, down 3%. The largest components of cash usage in the year were income taxes and continued reductions, as planned, in customer deposits that were originally received in fiscal 2010.

We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit and allows us to pay a lower cost on those letters of credit. Approximately 96% of our cash and investments are held in the U.S. The remaining 4% is invested in our China operations.

Capital expenditures for fiscal 2013 are expected to be between approximately $3,000 and $3,500. Approximately 68% of our fiscal 2013 capital expenditures are expected to be for machinery and equipment, with the remaining amounts to be used for information technology and other items.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on March 31, 2012 and 2011 were $9,920 and $13,751, respectively. There were no other amounts outstanding on our credit facility at March 31, 2012 and 2011. Our borrowing rate as of March 31, 2012 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $15,080 at March 31, 2012. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Orders in fiscal 2012 increased 69% to $106,709 from $63,222, in fiscal 2011. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy included in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 59%, or $62,908, and international orders were 41%, or $43,801, of our total orders in fiscal 2012. Domestic orders increased by $32,675, or 108%, primarily due to strong orders at Energy Steel. Orders at Energy Steel were $31,804 compared with $6,104 for the approximately 3 1/2 months we owned Energy Steel in fiscal 2011. Approximately half of this increase was related to winning two large orders to provide products for the new nuclear reactors to be built in the southeast U.S., while the remaining increase reflected our full fiscal year ownership of the company. International orders increased by $10,812, or 33%, as we experienced strong orders for the petrochemical market in the Middle East and improved Asian and South American order levels for the refining market.

Backlog was a record $94,934 at March 31, 2012, up 4% compared with $91,096 at March 31, 2011. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 20% to 30% of orders currently in backlog are not expected to be converted to sales within the next twelve months. At March 31, 2012, approximately 26% of our backlog was attributed to equipment for refinery project work, 26% for power, including nuclear energy, 18% for chemical and petrochemical projects, and 30% for other industrial or commercial applications (including the order for the U.S. Navy). At March 31, 2011, approximately 34% of our backlog was for refinery project work, 17% for power, including nuclear energy, 11% for chemical and petrochemical projects, and 38% for other industrial or commercial applications.

At March 31, 2012, one project with a value of $1,010 was on hold. The project was placed back on hold in the second quarter of fiscal 2012. This project was originally won in September 2008, placed on hold in November 2008 and removed from hold by the customer in October 2010. Although it had a scheduled delivery of December 2012, it has now been placed back on hold by the customer.

Outlook

We believe that we are in the early stages of a recovery in the refinery and petrochemical markets. We also believe the improved strength of the alternative energy markets, including the nuclear market, will continue into fiscal 2013. We experienced significant organic order growth in the fourth quarter of fiscal 2012, with orders of $42,269, which was approximately double the average order level for each of the first three quarters. We believe that with our strong project pipeline, we are likely to see higher quarterly order levels as compared with the first three quarters of fiscal 2012, though not necessarily at the level achieved in the fourth quarter. Our backlog is at a record level of $94,934.

We expect revenue to increase to $105 to $115 million, a gain of 2-11%, in fiscal 2013. Approximately, 18% to 22% of our revenue is expected to come from Energy Steel. In fiscal 2012, Energy Steel contributed 17% of our revenue. In fiscal 2012, sales in the first half of the year were $58,607, while they decreased to $44,579 in the second half of the year. In fiscal 2013, we expect stronger sales in the second half of the year compared with the first half of the fiscal year.

Normally, we convert 85% to 90% of our existing backlog to sales within a 12-month period. However, we have three large projects which are converting over a multi-year time period. Although the U.S. Navy project and two large projects for the new nuclear reactors being built in the southeast U.S. will partially convert in fiscal 2013, we expect all three projects to continue into subsequent fiscal years. These three projects make up approximately one-third of our fiscal year-end backlog. Therefore, our March 31, 2012 backlog will extend beyond our historical conversion level. We expect to convert approximately 70% to 80% of our March 31, 2012 backlog to sales in fiscal 2013.

For fiscal 2013, we expect sales to be lower in the first half of the year than during the second half of the year. This is a result of the lower level of orders received in the first three quarters of fiscal 2012 relative to the stronger fourth quarter orders achieved in fiscal 2012. Our expected growth range for fiscal 2013 assumes conversion of backlog as well as continued market improvement and investment by our customers. The upper end of the range may be achieved by acceleration of projects by refining and petrochemical and alternative energy end users, our historical customer base. We believe increased focus on safety and redundancy projects at U.S. nuclear facilities may provide near term opportunities at Energy Steel. The U.S. Navy and two large nuclear projects are expected to contribute significantly to sales in fiscal 2013. Any unexpected delay in any of these projects could impact fiscal 2013 revenue and earnings.

We expect gross profit margin in fiscal 2013 to be in the 28% to 31% range. This margin level represents a decrease from fiscal 2012, which included some higher margin projects, especially in the first two quarters of fiscal 2012. Gross margin in the first half of fiscal 2012 was 36% and 26% in the second half of fiscal 2012. While we still have a few lower margin projects in our backlog, the overall margin within our backlog has improved over the past few quarters. We expect gross margins in the first half of fiscal 2013 to be comparable to the second half of fiscal 2012, with margin improvement in the second half of the fiscal year. We are also seeing the current shift of business in the refining and petrochemical market toward international markets, where mar-

gins are generally lower than domestic project margins. Moreover, we are pre-investing in operations and engineering personnel to prepare for current and future growth opportunities.

Gross profit margins are expected to improve with anticipated volume increases throughout fiscal 2013 and beyond. Due to changes in geographic and end use market mix, we expect gross margins are unlikely to reach the 40% range achieved in the prior up cycle. We believe long term up cycle gross profit margin percentage in the mid-to-upper 30’s is a more realistic expectation. We also expect this recovery will continue to be more focused on emerging markets, which historically have lower margins and more competitive pricing than developed markets.

We believe achievement of the upper end of our margin projections can occur if we experience: (i) increased volume that increases utilization of capacity; (ii) continued improvements in our manufacturing productivity; and/or (iii) expanded margin opportunities at Energy Steel.

SG&A spending during fiscal 2013 is expected to be between 15-16% of sales. We continue to pre-invest in personnel as we prepare for increased opportunities in fiscal 2013 and beyond. Our effective tax rate during fiscal 2013 is expected to be between 34% and 35%.

Cash flow in fiscal 2013 is expected to be positive, driven primarily by net income, partly offset by capital spending as well as a minimal need for additional working capital.

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

From time to time in the ordinary course of business, we are subject to legal proceedings and potential claims. As of March 31, 2012, other than noted above, we were unaware of any other material litigation matters.

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

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. During fiscal 2012, the Company reached a resolution with the U.S. Internal Revenue Service (the “IRS”) with regard to the research and development tax credits claimed during tax years 2006 through 2008. As a result of the resolution, the tax credits claimed were reduced by approximately 40% and interest was assessed on the underpayment of tax. Prior to the resolution, the Company had recorded an unrecognized benefit for 20% of the tax credit claimed, or $374. The Company recorded an additional unrecognized tax benefit of $374 related to this resolution. In fiscal 2012, the IRS completed its examination for tax years 2009 and 2010 and proposed an adjustment, plus interest, to disallow all of the research and development tax credits claimed by the Company in those tax years. The Company filed a protest to appeal the adjustment. In May 2012, the Company reached a resolution with the IRS reducing the research and development tax credits claimed during tax years 2009 and 2010 by approximately 30%.

The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2008 and March 31, 2009 through March 31, 2012 was $1,871 and $781, respectively. The liability for unrecognized tax benefits related to this tax position was $905 and $477 at March 31, 2012 and 2011, respectively, which represents management’s estimate of the potential resolution of this issue.

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

The discount rate used in accounting for pensions and other postretirement benefits is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2012 is 5.63% for our defined benefit pension plan and 4.69% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2012 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $203 and $0, respectively.

The expected return on plan assets assumption of 8.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2012 net periodic pension expense by approximately $160.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the SEC, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact they may have on our consolidated financial statements. In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of the fiscal year ending March 31, 2013. Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2012 or March 31, 2011, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for fiscal 2012 were 46% of total sales, down from 55% of sales in fiscal 2011. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of fiscal 2012, fiscal 2011, and fiscal 2010, all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In each of fiscal 2012, fiscal 2011 and fiscal 2010, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in fiscal 2012 or fiscal 2011, and as of March 31, 2012 and 2011, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Economic conditions over the past few years have led to a higher likelihood of project cancellation by our customers. At March 31, 2012, one project with a value of $1,010 was on hold. This project was originally won in September 2008, placed on hold in November 2008 and removed from being on hold by the customer in October 2010. The project was placed back on hold in the second quarter of fiscal 2012. Although it had a scheduled delivery of December 2012, it has been placed back on hold by the customer. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Net sales	$103,186	$74,235	$62,189
Cost of products sold	70,431	52,137	39,958
Cost of goods sold — amortization	120	247	—

Total cost of goods sold	70,551	52,384	39,958

Gross profit	32,635	21,851	22,231

Other expenses and income:
Selling, general and administrative	15,321	13,009	12,081
Selling, general and administrative — amortization	219	67	12
Interest income	(58)	(77)	(55)
Interest expense	476	92	36
Other expense	—	—	96

Total other expenses and income	15,958	13,091	12,170

Income before provision for income taxes	16,677	8,760	10,061
Provision for income taxes	6,124	2,886	3,700

Net income	$10,553	$5,874	$6,361

Per share data
Basic:
Net income	$1.06	$.59	$.64

Diluted:
Net income	$1.06	$.59	$.64

Average common shares outstanding:
Basic	9,963	9,919	9,899
Diluted	9,998	9,958	9,937
Dividends declared per share	$.08	$.08	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$25,189	$19,565
Investments	16,499	23,518
Trade accounts receivable, net of allowances ($43 and $26 at March 31, 2012 and 2011, respectively)	11,593	8,681
Unbilled revenue	12,667	14,280
Inventories	6,047	8,257
Prepaid expenses and other current assets	467	826
Income taxes receivable	4,479	—
Deferred income tax asset	37	2,015

Total current assets	76,978	77,142
Property, plant and equipment, net	13,453	11,705
Prepaid pension asset	2,238	6,680
Goodwill	6,938	6,914
Permits	10,300	10,300
Other intangible assets, net	4,968	5,218
Other assets	102	112

Total assets	$114,977	$118,071

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$85	$47
Accounts payable	6,303	9,948
Accrued compensation	4,652	4,580
Accrued expenses and other current liabilities	3,707	3,448
Customer deposits	7,257	12,854
Income taxes payable	—	1,772
Deferred income tax liability	2,244	—

Total current liabilities	24,248	32,649
Capital lease obligations	203	116
Accrued compensation	293	259
Deferred income tax liability	7,404	8,969
Accrued pension liability	229	234
Accrued postretirement benefits	895	892
Other long-term liabilities	85	1,297

Total liabilities	33,357	44,416

Commitments and contingencies (Notes 7 and 15)
Stockholders’ equity:
Preferred stock, $1.00 par value —
Authorized, 500 shares
Common stock, $.10 par value —
Authorized, 25,500 shares
Issued, 10,297 and 10,216 shares at March 31, 2012 and 2011, respectively	1,030	1,022
Capital in excess of par value	17,745	16,322
Retained earnings	74,383	64,623
Accumulated other comprehensive loss	(8,160)	(5,012)
Treasury stock (346 and 350 shares at March 31, 2012 and 2011, respectively)	(3,378)	(3,300)

Total stockholders’ equity	81,620	73,655

Total liabilities and stockholders’ equity	$114,977	$118,071

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2012	2011	2010
	(Dollar amounts in thousands)
Operating activities:
Net income	$10,553	$5,874	$6,361
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,685	1,334	1,107
Amortization	339	314	12
Amortization of unrecognized prior service cost and actuarial losses	392	293	678
Discount accretion on investments	(5)	(50)	(50)
Stock-based compensation expense	611	478	436
Loss on disposal or sale of property, plant and equipment	23	23	70
Deferred income taxes	4,413	(923)	(4,568)
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	(2,844)	155	(299)
Unbilled revenue	1,613	(10,672)	7,407
Inventories	2,191	(1,723)	(1,433)
Income taxes receivable/payable	(6,252)	1,703	4,122
Prepaid expenses and other current and non-current assets	(105)	63	(24)
Prepaid pension asset	(833)	(776)	(245)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	(3,689)	2,679	990
Accrued compensation, accrued expenses and other current and non-current liabilities	172	461	(401)
Customer deposits	(5,626)	(9,498)	16,130
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(33)	(104)	(23)

Net cash provided (used) by operating activities	2,605	(10,369)	30,270

Investing activities:
Purchase of property, plant and equipment	(3,243)	(1,979)	(1,003)
Proceeds from disposal of property, plant and equipment	5	14	9
Purchase of investments	(32,896)	(155,717)	(182,481)
Redemption of investments at maturity	39,920	202,310	153,530
Acquisition of Energy Steel & Supply Company (See Note 2)	384	(17,899)	—

Net cash provided (used) by investing activities	4,170	26,729	(29,945)

Financing activities:
Proceeds from issuance of long-term debt	—	—	822
Principal repayments on long-term debt	(81)	(68)	(861)
Issuance of common stock	386	236	63
Dividends paid	(793)	(790)	(788)
Purchase of treasury stock	(221)	(874)	(229)
Excess tax deduction on stock awards	247	120	40
Payment of contingent earn-out	(746)	—	—
Other	—	—	5

Net cash used by financing activities	(1,208)	(1,376)	(948)

Effect of exchange rate changes on cash	57	51	3

Net increase (decrease) in cash and cash equivalents	5,624	15,035	(620)
Cash and cash equivalents at beginning of year	19,565	4,530	5,150

Cash and cash equivalents at end of year	$25,189	$19,565	$4,530

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss(1)	Treasury Stock	Notes Receivable	Stockholders’ Equity
	Shares	Par Value
	(Dollar amounts in thousands)
Balance at April 1, 2009	10,127,208	$1,013	$14,923	$53,966	$(6,460)	$(2,325)	$(6)	$61,111
Net income				6,361				6,361
Foreign currency translation adjustment					2			2
Pension and other postretirement benefits adjustments, net of income tax of $1,289					2,072			2,072

Total comprehensive income								8,435
Issuance of shares	27,896	3	60					63
Stock award tax benefit			40					40
Dividends				(788)				(788)
Recognition of equity-based compensation expense			436					436
Purchase of treasury stock						(229)		(229)
Collection of notes receivable from officers and directors							6	6

Balance at March 31, 2010	10,155,104	1,016	15,459	59,539	(4,386)	(2,554)	—	69,074
Net income				5,874				5,874
Foreign currency translation adjustment					81			81
Pension and other postretirement benefits adjustments, net of income tax of $502					(707)			(707)

Total comprehensive income								5,248
Issuance of shares	60,521	6	230					236
Stock award tax benefit			120					120
Dividends				(790)				(790)
Recognition of equity-based compensation expense			478					478
Purchase of treasury stock						(874)		(874)
Issuance of treasury stock			35			128		163

Balance at March 31, 2011	10,215,625	1,022	16,322	64,623	(5,012)	(3,300)	—	73,655
Net income				10,553				10,553
Foreign currency translation adjustment					75			75
Pension and other postretirement benefits adjustments, net of income tax of $1,726					(3,223)			(3,223)

Total comprehensive income								7,405
Issuance of shares	81,644	8	378					386
Stock award tax benefit			247					247
Dividends				(793)				(793)
Recognition of equity-based compensation expense			611					611
Purchase of treasury stock						(221)		(221)
Issuance of treasury stock			187			143		330

Balance at March 31, 2012	10,297,269	$1,030	$17,745	$74,383	$(8,160)	$(3,378)	$—	$81,620

(1)

Accumulated foreign currency translation adjustments were $375, $300 and $219, accumulated pension benefit adjustments were $(8,515), $(5,418) and $(4,845), and accumulated other postretirement benefit adjustments were $(20), $106 and $240 at March 31, 2012, 2011 and 2010, respectively, net of tax.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1 — The Company and Its Accounting Policies:

Graham Corporation (the “Company”), and its operating subsidiaries, is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries. The Company acquired Energy Steel & Supply Co. (“Energy Steel”) in December 2010. Energy Steel is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear industry. The Company’s significant accounting policies are set forth below.

The Company’s fiscal years ended March 31, 2012, 2011 and 2010 are referred to as fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Principles of consolidation and use of estimates in the preparation of financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy Steel, located in Lapeer, Michigan, and Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China. All intercompany balances, transactions and profits are eliminated in consolidation.

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

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2012 are scheduled to mature prior to July 5, 2012.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2012 and 2011 is as follows:

	March 31,
	2012	2011
Costs incurred since inception on contracts in progress	$24,947	$24,572
Estimated earnings since inception on contracts in progress	12,108	9,612

	37,055	34,184
Less billings to date	40,956	40,320

Net under billings	$(3,901)	$(6,136)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2012 and 2011 or Notes to Consolidated Financial Statements:

	March 31,
	2012	2011
Unbilled revenue	$12,667	$14,280
Progress payments reducing inventory (Note 3)	(9,311)	(7,562)
Customer deposits	(7,257)	(12,854)

Net under billings	$(3,901)	$(6,136)

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

Product warranties

The Company estimates the costs that may be incurred under its product warranties and records a liability in the amount of such costs at the time revenue is recognized. The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers. A reconciliation of the changes in the product warranty liability is presented in Note 6.

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,197, $2,576 and $3,824 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

The Company accounts for uncertain tax positions using a “more likely than not” recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective resolution of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. These tax positions are evaluated on a quarterly basis. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense.

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

	Year ended March 31,
	2012	2011	2010
Basic income per share:
Numerator:
Net income	$10,553	$5,874	$6,361

Denominator:
Weighted common shares outstanding	9,913	9,860	9,842
Share equivalent units (“SEUs”) outstanding	50	59	57

Weighted average shares and SEUs outstanding	9,963	9,919	9,899

Basic income per share	$1.06	$.59	$.64

Diluted income per share:
Numerator:
Net income	$10,553	$5,874	$6,361

Denominator:
Weighted average shares and SEUs outstanding	9,963	9,919	9,899
Stock options outstanding	34	38	36
Contingently issuable SEUs	1	1	2

Weighted average common and potential common shares outstanding	9,998	9,958	9,937

Diluted income per share	$1.06	$.59	$.64

There were 14, 17 and 17 options to purchase shares of common stock at various exercise prices in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $100 in fiscal 2012, $5 in fiscal 2011, and $4 in fiscal 2010. In addition, income taxes paid were $8,111 in fiscal 2012, $2,051 in fiscal 2011, and $3,661 in fiscal 2010.

In fiscal 2012, fiscal 2011, and fiscal 2010, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $3,223, $707 and $2,072, respectively. Also, in fiscal 2012 and fiscal 2011, non-cash activities included the issuance of treasury stock valued at $330 and $163, respectively, to the Employee Stock Purchase Plan (See Note 12).

At March 31, 2012, 2011, and 2010, there were $13, $9, and $117, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Consolidated Statements of Cash Flows. In fiscal 2012, fiscal 2011 and fiscal 2010, capital expenditures totaling $205, $23 and $190, respectively, were financed through the issuance of capital leases.

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

Accounting and reporting changes

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements. In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of the fiscal year ending March 31, 2013. Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Note 2 — Acquisition:

On December 14, 2010, the Company completed its acquisition of Energy Steel, a nuclear code accredited fabrication and specialty machining company located in Lapeer, Michigan dedicated primarily to the nuclear power industry.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Energy Steel were included in the Company’s Consolidated Financial Statements from the date of acquisition. The purchase price was $17,899 in cash, subject to the adjustments described below. Acquisition-related costs of $676 were expensed in fiscal 2011 and were included in selling, general and administrative expenses in the Consolidated Statement of Operations. During fiscal 2012, the Company received $384 from the seller due to a reduction in purchase price based upon the final determination of the working capital acquired in accordance with the purchase agreement. The Company’s Consolidated Balance Sheet at March 31, 2011 was recast to reflect this adjustment to the purchase price and is included in the table below.

The purchase agreement also included a contingent earn-out, which ranges from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. In fiscal 2012, $1,000 of the earn-out was paid. If achieved, the remaining earn-out will be payable in the fiscal year ending March 31, 2013 (“fiscal 2013”). A liability of $1,498 was recorded on the acquisition date for the contingent earn-out and was treated as additional purchase price. Based on Energy Steel’s performance to date, the expected value of the remaining earn-out, including discounting the future payment back to March 31, 2012, was $931. The Consolidated Statement of Operations for fiscal 2012 includes $230 in selling, general and administrative expense and $204 in interest expense for this adjustment.

In addition, the Company and Energy Steel entered into a five-year lease agreement with ESSC Investments, LLC for Energy Steel’s manufacturing and office facilities located in Lapeer, Michigan, which lease includes an option to renew for an additional five-year term. The Company and Energy Steel also have an option to purchase the leased facility for $2,500 at any time during the first two years of the lease term. ESSC Investments, LLC is partly owned by the former sole shareholder of Energy Steel.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition and the amount exceeding the fair value of $7,404 was recorded as goodwill, which is not deductible for tax purposes. During fiscal 2012, the allocation of the purchase price was finalized and the Company’s Consolidated Balance Sheet at March 31, 2011 was recast to reflect the adjustments. The following table presents the impact of the adjustments on individual line items in the Company’s Consolidated Balance Sheet at March 31, 2011:

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

The fair value of the work in process inventory acquired was estimated by applying a version of the market approach known as the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $196. During fiscal 2012 and fiscal 2011, the Company expensed $49 and $147, respectively, of the step-up value relating to the acquired inventory sold in cost of products sold. As of March 31, 2012, there was no inventory step-up value remaining in inventory to be expensed. Raw materials inventory was valued at replacement cost.

The purchase price was allocated to specific intangible assets as follows:

	Fair Value assigned	Weighted average amortization period
Intangibles subject to amortization
Backlog	$170	6 months
Customer relationships	2,700	15 years

	$2,870	14 years

Intangibles not subject to amortization
Permits	$10,300	indefinite
Tradename	2,500	indefinite

	$12,800

Backlog consisted of firm purchase orders received from customers that had not yet entered production or were in production at the date of the acquisition. The fair value of backlog was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog. The life was based upon the period of time in which the backlog was expected to be converted to sales.

Customer relationships represent the estimated fair value of customer relationships Energy Steel had with nuclear power plants as of the acquisition date. These relationships were valued using the replacement cost method based upon the cost to obtain and retain the limited number of customers in the nuclear power market. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 15 years. This life was based upon historical customer attrition and management’s understanding of the industry and regulatory environment.

Nuclear permits are required and critical to generate all of the revenue of Energy Steel, due to the strict regulatory environment of the nuclear industry. The permits are inherently valuable as a result of their competition-limiting effect due to the significant time, effort and resources required to obtain them. The Company intends to continually renew the permits and maintain all quality programs and processes, as well as abide by all required regulations of the nuclear industry. As a result, an indefinite life has been assigned to the permits. The permits will be tested annually for impairment. In fiscal 2012, the Company renewed the permits.

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

The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $6,914 was allocated to goodwill. Various factors contributed to the establishment of goodwill, including the value of Energy Steel’s highly trained assembled workforce and management team and the expected revenue growth over time that is attributable to increased market penetration. There was not a material change in goodwill during fiscal 2012.

The Consolidated Statement of Operations for fiscal year 2011 included net sales from Energy Steel of $5,808. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Energy Steel acquisition had occurred at the beginning of each of the fiscal periods presented:

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

Note 3 — Inventories:

Major classifications of inventories are as follows:

	March 31,
	2012	2011
Raw materials and supplies	$2,366	$2,293
Work in process	12,405	12,983
Finished products	587	543

	15,358	15,819
Less — progress payments	9,311	7,562

	$6,047	$8,257

Note 4 — Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2012	2011
Land	$210	$210
Buildings and leasehold improvements	13,065	11,030
Machinery and equipment	22,239	20,994
Construction in progress	76	209

	35,590	32,443
Less — accumulated depreciation and amortization	22,137	20,738

	$13,453	$11,705

Depreciation expense in fiscal 2012, fiscal 2011, and fiscal 2010 was $1,685, $1,334, and $1,107, respectively.

NOTE 5 — Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2012
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	232	2,468

	$2,870	$402	$2,468

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2011
Intangibles subject to amortization:
Backlog	$170	$99	$71
Customer relationships	2,700	53	2,647

	$2,870	$152	$2,718

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense was $250 and $152 in fiscal 2012 and fiscal 2011, respectively. As of March 31, 2012, amortization expense is estimated to be $180 in each of the fiscal years ending March 31, 2013, 2014, 2015, 2016 and 2017.

Note 6 — Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2012	2011
Balance at beginning of year	$202	$369
Expense for product warranties	53	59
Product warranty claims paid	(40)	(226)

Balance at end of year	$215	$202

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Note 7 — Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $478, $251 and $157 in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2012	2011
Machinery and equipment	$419	$311
Less accumulated amortization	135	146

	$284	$165

Amortization of machinery and equipment under capital leases amounted to $82, $72 and $33 in fiscal 2012, fiscal 2011, and fiscal 2010, respectively, and is included in depreciation expense.

As of March 31, 2012, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2013	$474	$95
2014	366	92
2015	365	73
2016	256	47
2017	16	4

Total minimum lease payments	$1,477	$311

Less — amount representing interest		23

Present value of net minimum lease payments		$288

Note 8 — Debt:

Short-Term Debt Due to Banks

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2012 and 2011.

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

At the Company’s option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus a margin. The margin is based upon the Company’s funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and may range from 2.00% to 1.00%. Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.375% and 0.200%, depending on the above ratio. The bank’s prime rate was 3.25% at March 31, 2012 and 2011.

Outstanding letters of credit under the agreement are subject to a fee of between 1.25% and 0.75%, depending on the Company’s ratio of funded debt to EBITDA. The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of .55% by securing outstanding letters of credit with cash and cash equivalents. At March 31, 2012, outstanding letters of credit were secured by cash and cash equivalents. Availability under the line of credit was $15,080 at March 31, 2012.

Under the Company’s revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes to interest ratio of 4.0 to 1.0. The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a maximum funded debt to EBITDA ratio of greater than 2.0 to 1.0. The Company was in compliance with all such provisions as of and for the year ended March 31, 2012. Assets with a book value of $72,781 have been pledged to secure certain borrowings under the credit facility.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2012	2011
Capital lease obligations (Note 7)	$288	$163
Less: current amounts	85	47

Total	$203	$116

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2012.

Note 9 — Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2012 and 2011, the Company had no significant concentrations of credit risk.

At March 31, 2012, two customers comprised 24% and 16% of backlog. At March 31, 2011, one customer comprised 30% of backlog.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2012 and 2011, the Company was contingently liable on outstanding standby letters of credit aggregating $9,920 and $13,751, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2012 and 2011, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:    The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Note 10 — Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year ended March 31,
	2012	2011	2010
United States	$16,708	$8,954	$10,060
China	(31)	(194)	1

	$16,677	$8,760	$10,061

The provision for income taxes related to income before income taxes consists of:

	Year ended March 31,
	2012	2011	2010
Current:
Federal	$1,744	$3,677	$8,143
State	(19)	119	125
Foreign	(14)	13	—

	$1,711	3,809	8,268

Deferred:
Federal	4,521	(805)	(4,658)
State	(140)	(137)	(278)
Foreign	18	(48)	36
Changes in valuation allowance	14	67	332

	4,413	(923)	(4,568)

Total provision for income taxes	$6,124	$2,886	$3,700

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the financial statements is as follows:

	Year ended March 31,
	2012	2011	2010
Provision for income taxes at federal rate	$5,670	$2,979	$3,421
State taxes	(100)	(69)	(173)
Charges not deductible for income tax purposes	281	140	32
Recognition of tax benefit generated by qualified production activities deduction	(77)	(222)	(367)
Research and development tax credits	(134)	(160)	(109)
Valuation allowance	14	67	332
Uncertain tax positions	428	32	445
Other	42	119	119

Provision for income taxes	$6,124	$2,886	$3,700

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax liability follows:

	March 31,
	2012	2011
Depreciation	$(2,232)	$(2,004)
Accrued compensation	134	169
Prepaid pension asset	(792)	(2,381)
Accrued pension liability	90	93
Accrued postretirement benefits	353	356
Compensated absences	516	552
Inventories	(3,073)	1,074
Warranty liability	76	72
Accrued expenses	486	415
Stock-based compensation	351	302
Intangible assets	(5,418)	(5,633)
Net operating loss carryforwards	48	—
New York State investment tax credit	372	406
Other	(80)	(3)

	(9,169)	(6,582)
Less: Valuation allowance	(420)	(406)

Total	$(9,589)	$(6,988)

The net deferred income tax liability is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2012	2011
Current deferred income tax asset	$37	$1,906
Long-term deferred income tax asset	22	75
Current deferred income tax liability	(2,244)	—
Long-term deferred income tax liability	(7,404)	(8,969)

	$(9,589)	$(6,988)

Deferred income taxes include the impact of state investment tax credits of $372, which expire from 2013 to 2026 and state investment tax credits of $325 with an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of March 31, 2012 related to certain state investment tax credits and foreign net operating losses will not be realized.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. During fiscal 2012, the Company reached a resolution with the U.S. Internal Revenue Service (the “IRS”) with regard to the research and development tax credits claimed during tax years 2006 through 2008. As a result of the resolution, the tax credits claimed were reduced by approximately 40% and interest was assessed on the underpayment of tax. Prior to the resolution, the Company had recorded an unrecog-

nized tax benefit for 20% of the tax credit claimed, or $374. The Company recorded an additional unrecognized tax benefit of $374 related to this resolution. In fiscal 2012, the IRS completed its examination for tax years 2009 and 2010 and proposed an adjustment, plus interest, to disallow all of the research and development tax credits claimed by the Company in those tax years. The Company filed a protest to appeal the adjustment. In May 2012, the Company reached a resolution with the IRS reducing the research and development tax credits claimed during tax years 2009 and 2010 by approximately 30%.

The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2008 and March 31, 2009 through March 31, 2012 was $1,871 and $781, respectively. The liability for unrecognized tax benefits related to this tax position was $905 and $477 at March 31, 2012 and 2011, respectively, which represents management’s estimate of the potential resolution of this issue. Any additional impact on the Company’s income tax liability cannot be determined at this time.

The Company is subject to examination in state and international tax jurisdictions for tax years 2007 through 2011 and tax years 2009 through 2011, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During fiscal 2012, fiscal 2011 and fiscal 2010, the Company recorded $259, $87 and $32, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in fiscal 2012, fiscal 2011 and fiscal 2010.

The following table summarizes the changes to the unrecognized tax benefit:

	Year Ended March 31,
	2012	2011
Balance at beginning of year	$1,365	$445
(Deductions) additions based upon tax positions taken during prior periods	(501)	893
Additions based upon tax positions taken during the current period	923	27

Balance at end of year	$1,787	$1,365

With regard to the IRS examination for tax year 2010, the IRS accepted a company tax position that it had previously disallowed thereby causing the Company’s uncertain tax positions to decrease in fiscal 2012 by $888.

Note 11 — Employee Benefit Plans:

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

The components of pension cost are:

	Year ended March 31,
	2012	2011	2010
Service cost during the period	$459	$384	$315
Interest cost on projected benefit obligation	1,421	1,340	1,298
Expected return on assets	(2,713)	(2,499)	(1,858)
Amortization of:
Unrecognized prior service cost	4	4	4
Actuarial loss	517	421	818

Net pension (benefit) cost	$(312)	$(350)	$577

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2012	2011	2010
Discount rate	5.63%	6.07%	7.39%
Rate of increase in compensation levels	3.5%	3.5%	3.5%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2013.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2012	2011
Change in the benefit obligation
Projected benefit obligation at beginning of year	$25,688	$22,498
Service cost	354	305
Interest cost	1,421	1,340
Actuarial loss	3,889	2,431
Benefit payments	(922)	(886)

Projected benefit obligation at end of year	$30,430	$25,688

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2012	2011
Discount rate	4.76%	5.63%
Rate of increase in compensation levels	3.5%	3.5%
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$32,368	$29,833
Actual return on plan assets	1,222	3,421
Benefit and administrative expense payments	(922)	(886)

Fair value of plan assets at end of year	$32,668	$32,368

Funded status
Funded status at end of year	$2,238	$6,680

Amount recognized in the Consolidated Balance Sheets	$2,238	$6,680

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2012 and 2011 was $25,507 and $21,573, respectively. At March 31, 2012 and 2011, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2012	2011
Net actuarial losses	$8,508	$5,407
Prior service cost	7	11

	$8,515	$5,418

The increase in accumulated other comprehensive loss (income), net of income tax, consists of:

	March 31,
	2012	2011
Net actuarial loss arising during the year	$3,434	$847
Amortization of actuarial loss	(334)	(271)
Amortization of prior service cost	(3)	(3)

	$3,097	$573

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2013 are $1,011 and $4, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2013	$1,031
2014	1,025
2015	1,101
2016	1,224
2017	1,213
2018-2022	7,425

Total	$13,019

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
	Target Allocation	2012	2011
Asset Category
Equity securities	50-70%	67%	68%
Debt securities	20-50%	33%	32%
Other, including cash	0-10%	—%	—%

		100%	100%

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

The fair values of the Company’s pension plan assets at March 31, 2012, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$80	$80	$—	$—
Equity securities:
U.S. companies	18,021	18,021	—	—
International companies	3,951	3,951	—	—
Fixed income:
Corporate bond funds
Intermediate-term	8,577	8,577	—	—
Short-term	2,039	2,039	—	—

	$32,668	$32,668	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2012, fiscal 2011 and fiscal 2010 was $161, $117 and $93, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2012, fiscal 2011, and fiscal 2010 related to this plan was $21, $15 and $16, respectively. At March 31, 2012 and 2011, the related liability was $256 and $260, respectively. The current portion of the related liability of $26 at March 31, 2012 and 2011 is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees. Prior to January 1, 2012, company contributions to the plan were determined by a formula based on profitability and were made at the discretion of the Compensation Committee of the Board of Directors. Effective January 1, 2012, company contributions were no longer based upon profitability. The Company provides matching contributions equal to 100 percent of the first four percent of an employee’s salary deferral and 50% of the next two percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $457 in fiscal 2012, $242 in fiscal 2011 and $230 in fiscal 2010.

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

The components of postretirement benefit income are:

	Year ended March 31,
	2012	2011	2010
Interest cost on accumulated benefit obligation	$45	$50	$61
Amortization of prior service benefit	(166)	(166)	(166)
Amortization of actuarial loss	37	34	22

Net postretirement benefit income	$(84)	$(82)	$(83)

The weighted average discount rate used to develop the net postretirement benefit cost were 4.69%, 5.15% and 6.88% in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2012	2011
Change in the benefit obligation
Projected benefit obligation at beginning of year	$999	$989
Interest cost	45	50
Actuarial gain	66	72
Benefit payments	(111)	(112)

Projected benefit obligation at end of year	$999	$999

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2012	2011
Discount rate	3.96%	4.69%
Medical care cost trend rate	8.00%	8.50%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2018 and subsequent years. This was accomplished using 0.5% decrements for the years ended March 31, 2012 through 2018.

	Year ended March 31,
	2012	2011
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	111	112
Benefit payments	(111)	(112)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(999)	$(999)

Amount recognized in the Consolidated Balance Sheets	$(999)	$(999)

The current portion of the accrued postretirement benefit obligation of $104 and $107, at March 31, 2012 and 2011, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss (income), net of income tax, consist of:

	March 31,
	2012	2011
Net actuarial loss	$303	$283
Prior service cost	(283)	(389)

	$20	$(106)

The decrease in accumulated other comprehensive (income) loss, net of income tax, consists of:

	March 31,
	2012	2011
Net actuarial loss arising during the year	$43	$50
Amortization of actuarial loss	(24)	(22)
Amortization of prior service cost	107	107

	$126	$135

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2013 are $39 and $(166), respectively.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2013	$104
2014	100
2015	95
2016	91
2017	86
2018-2022	358

Total	$834

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. There were 292 and 302 shares in the ESOP at March 31, 2012 and 2011, respectively. There were no Company contributions to the ESOP in fiscal 2012, fiscal 2011 or fiscal 2010. Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

Note 12 — Stock Compensation Plans:

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

During fiscal 2012 and fiscal 2011, 9 and 20 stock options, respectively, each with a term of ten years from the date of grant were awarded. The stock option awards granted in fiscal 2012 and fiscal 2011 vest 33 1/3% per year over a three-year term. However, an individual’s outstanding stock options immediately vest in full upon retirement eligibility. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2012 and fiscal 2011, 32 and 24 shares, respectively, of restricted stock were awarded. Restricted shares of 16 and 15 granted to officers in fiscal 2012 and fiscal 2011, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 7 granted in fiscal 2012 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. The restricted shares granted to directors in fiscal 2012 and fiscal 2011 vest 100% on the anniversary of the grant date. Notwithstanding the preceding vesting schedules, an employee’s outstanding restricted shares immediately vest in full when the employee becomes eligible for retirement, which is the date on which an employee reaches age 62 and has been employed on a full-time basis for ten or more years. The Company recognizes compensation cost over the period the shares vest.

During fiscal 2012, fiscal 2011, and fiscal 2010, the Company recognized $556, $431, and $436, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $198, $148 and $151, respectively, of related tax benefits.

The weighted average fair value of options granted during fiscal 2012, fiscal 2011 and fiscal 2010 was $9.51, $8.12 and $8.57, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended March 31,
	2012	2011	2010
Expected life	3 years	3 years	3 years
Volatility	75.86	93.19%	99.04%
Risk-free interest rate	.83%	1.20%	1.52%
Dividend yield	.47%	.51%	.36%

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

The Company received cash proceeds from the exercise of stock options of $386, $236 and $63 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. In fiscal 2012, fiscal 2011 and fiscal 2010, the Company recognized a $244, $115 and $40, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2012, fiscal 2011 and fiscal 2010:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2009	164	$9.23
Granted	24	$15.22
Exercised	(13)	$4.78

Outstanding at March 31, 2010	175	$10.37
Granted	20	$15.25
Exercised	(36)	$6.52

Outstanding at March 31, 2011	159	$11.87
Granted	9	$21.19
Exercised	(50)	$7.72
Expired	(3)	$30.88
Forfeited	(1)	$18.09

Outstanding at March 31, 2012	114	$13.90	6.03 years	$1,067

Vested or expected to vest at March 31, 2012	110	$13.70	5.97 years	$1,047

Exercisable at March 31, 2012	81	$12.02	5.24 years	$919

The following table summarizes information about stock options outstanding at March 31, 2012:

Exercise Price	Options Outstanding at March 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 1.50-2.50	10	$2.13	2.08
5.56-8.01	35	6.97	4.78
10.84-15.25	46	14.58	7.22
21.19-44.50	23	28.36	7.32

1.50-44.50	114	13.90	6.03

The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of March 31, 2012. The Company’s closing stock price was $21.89 as of March 31, 2012. The total intrinsic value of the stock options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $776, $419 and $123, respectively. As of March 31, 2012, there was $769 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 1.86 years.

The outstanding options expire between October 2012 and May 2021. Options, stock awards and performance awards available for future grants were 514 at March 31, 2012.

The following table summarizes information about the Company’s restricted stock awards during fiscal 2012, fiscal 2011 and fiscal 2010:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2009	5	$18.72
Granted	15	$15.22
Vested	(1)	$12.31

Non-vested at March 31, 2010	19	$16.15
Granted	24	$15.25
Vested	(11)	$15.28

Non-vested at March 31, 2011	32	$15.77
Granted	32	$20.91
Vested	(15)	$15.84

Non-vested at March 31, 2012	49	$19.11	$144

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $20 in fiscal 2012, $30 in fiscal 2011 and $30 in fiscal 2010. At March 31, 2012 and 2011, there were 42 and 60 share equivalent units, respectively, in the Plan and the related liability recorded was $295 and $333 at March 31, 2012 and 2011, respectively. The expense (income) to mark to market the share equivalent units was $(2), $6 and $7 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. On March 12, 2009, the Compensation Committee of the Company’s Board of Directors suspended the Long-Term Incentive Plan for Directors first elected after such date.

On July 29, 2010, the Company’s stockholders approved the Graham Corporation Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200,000 shares of common stock may be purchased under the ESPP. In fiscal 2012 and fiscal 2011, 19 and 13 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years. During fiscal 2012 and fiscal 2011, the Company recognized stock-based compensation cost of $55 and $47, respectively, related to the ESPP and $19 and $16, respectively, of related tax benefits. The Company recognized a $3 and $5 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in fiscal 2012 and fiscal 2011, respectively.

Note 13 — Segment Information:

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

Net sales by product line for the following fiscal years are:

	Year ended March 31,
	2012	2011	2010
Heat transfer equipment	$27,927	$28,923	$23,170
Vacuum equipment	43,635	26,227	24,564
All other	31,624	19,085	14,455

Net sales	$103,186	$74,235	$62,189

The breakdown of net sales by geographic area for the following fiscal years is:

	Year ended March 31,
	2012	2011	2010
Net Sales:
Africa	$371	$1,677	$2,440
Asia	17,339	16,134	20,308
Australia & New Zealand	2,840	62	37
Canada	4,626	3,059	2,032
Mexico	112	930	700
Middle East	16,264	11,857	6,390
South America	5,407	6,050	1,327
U.S.	55,432	33,358	27,927
Western Europe	571	1,032	1,014
Other	224	76	14

Net sales	$103,186	$74,235	$62,189

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In each of fiscal 2012 and fiscal 2011, total sales to one customer amounted to 14% of total net sales. In fiscal 2012 and fiscal 2011, it was not the same customer whose sales accounted for 14% of total sales. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2010.

Note 14 — Purchase of Treasury Stock:

In fiscal 2012, the Company’s Board of Directors extended the Company’s stock repurchase program. Under the stock repurchase program, up to 1,000 shares of the Company’s common stock are permitted to be repurchased by the Company from time to time either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of the expiration of the program on July 27, 2012, when all 1,000 shares authorized thereunder are repurchased or when the Board of Directors otherwise determines to terminate the program. Cash on hand has been used to fund all stock repurchases under the program. At March 31, 2012 and 2011, the Company had purchased 377 shares at a cost of $3,613 and 362 shares at a cost of $3,392, respectively, under this program.

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

From time to time in the ordinary course of business, the Company is subject to legal proceedings and potential claims. At March 31, 2012, other than noted above, management was unaware of any other material litigation matters.

Note 16 — Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2012 and fiscal 2011 is presented below:

Year ended March 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$25,012	$33,595	$24,329	$20,250	$103,186
Gross profit	8,197	12,800	6,462	5,176	32,635
Provision for income taxes	1,481	2,766	959	918	6,124
Net income	3,016	5,468	1,640	429	10,553
Per share:
Net income:
Basic	$.30	$.55	$.16	$.04	$1.06
Diluted	$.30	$.55	$.16	$.04	$1.06
Market price range of common stock	$17.74-26.30	$15.00-21.24	$14.36-24.98	$19.26-25.04	$14.36-26.30

Year ended March 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$13,351	$15,723	$19,215	$25,946	$74,235
Gross profit	3,850	5,347	4,751	7,903	21,851
Provision for income taxes	414	780	397	1,295	2,886
Net income	878	1,557	759	2,680	5,874
Per share:
Net income:
Basic	$.09	$.16	$.08	$.27	$.59
Diluted	$.09	$.16	$.08	$.27	$.59
Market price range of common stock	$13.50-19.60	$13.52-17.99	$14.75-21.00	$19.08-24.58	$13.50-24.58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Rochester, New York
June 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2012. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2012 of the Company and our reports dated June 7, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Deloitte & Touche LLP
Rochester, New York
June 7, 2012

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President — Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2012 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2012.

Code of Ethics.    We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.graham-mfg.com under the heading “Corporate Governance.” We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in our proxy statement for our 2012 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2012 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2012

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	114	$13.90	514
Equity compensation plans not approved by security holders	—		—

Total	114	$13.90	514

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2012 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in our proxy statement for our 2012 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2012.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation Batavia,

New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and for each of the three years in the period ended March 31, 2012, and the Company’s internal control over financial reporting as of March 31, 2012, and have issued our reports thereon dated June 7, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Rochester, New York June 7, 2012

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2012
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$26	$98	$—	$(81)	$43
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	202	53	—	(40)	215
Year ended March 31, 2011
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$17	$8	$1	$—	$26
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	369	59	—	(226)	202
Restructuring reserve	3	—	—	(3)	—
Year ended March 31, 2010
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$39	$(5)	$—	$(17)	$17
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	366	99	—	(96)	369
Restructuring reserve	349	96	—	(442)	3

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	Articles of Incorporation and By-Laws

3.1

Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

3.2	Amended and Restated By-laws of Graham Corporation are incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 28, 2010.

(4)	Instruments defining the rights of security holders, including indentures

Not applicable.

(9)	Voting trust agreement

Not applicable.

(10)	Material Contracts

#10.1

Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 30, 2000.

#10.2	Graham Corporation Outside Directors’ Long-Term Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2005.

#10.3	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 27, 2006.

#10.4

Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.

#10.5

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 23, 2006.

#10.6

Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

#10.7

Form of Director Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

#10.8

Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and James R. Lines is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 31, 2008.

#10.9

Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 31, 2008.

#10.10

Graham Corporation Annual Stock-Based Incentive Award Plan for Senior Executives is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

#10.11	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

#10.12	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#10.13

Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#10.14	Form of Employee Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#10.15

Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2010.

#10.16

Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

#10.17

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

10.24

Trademark Security Agreement Amendment 1 between the Company and Bank of America, N.A., dated December 3, 2010 is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 3, 2010.

#10.25	Compensation information, including information regarding restricted stock grants made to the Company’s named executive officers under the Amended and Restated Graham Corporation

Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company’s Current Report on Form 8-K dated May 26, 2011, is incorporated herein by reference.

*#10.26	Employment agreement between Graham Corporation and Robert Platt executed October 11, 2011 with an effective date of October 10, 2011.

#10.27	Compensation information regarding named executive officer base salaries previously filed on the Company’s Current Report on Form 8-K dated March 28, 2012, is incorporated herein by reference.

(11)	Statement re computation of per share earnings

Computation of per share earnings is included in Note 1 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

(12)	Statement re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(14)	Code of Ethics

Graham Corporation Code of Business Conduct and Ethics, as amended and restated, is incorporated herein by reference from Exhibit 14.1 to the Company’s Current Report on Form 8-K dated October 27, 2011.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

*21.1	Subsidiaries of the registrant

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

(23)	Consents of Experts and Counsel

*23.1	Consent of Deloitte & Touche LLP

(24)	Power of Attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*32.1	Section 1350 Certifications

(99)	Additional Exhibits

Not applicable.

(101)	Interactive Date File

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Definition Linkbase Document

*

Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Act of 1934, except as shall be expressly set forth by specific reference in such filings.

*	Exhibits filed with this report.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 7, 2012

By:	/s/	JEFFREY F. GLAJCH
Jeffrey Glajch
Vice President-Finance & Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/	JAMES R. LINES	President and Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2012
James R. Lines

/s/	JEFFREY F. GLAJCH	Vice President-Finance & Administration and Chief Financial Officer (Principal Financial Officer)	June 7, 2012
Jeffrey F. Glajch

/s/	JENNIFER R. CONDAME	Chief Accounting Officer (Principal Accounting Officer)	June 7, 2012
Jennifer R. Condame

/s/	JAMES J. BARBER	Director	June 7, 2012
James J. Barber

/s/	JERALD D. BIDLACK	Director and Chairman of the Board	June 7, 2012
Jerald D. Bidlack

/s/	ALAN FORTIER	Director	June 7, 2012
Alan Fortier

Director
Helen H. Berkeley

/s/	JAMES J. MALVASO	Director	June 7, 2012
James J. Malvaso

/s/	GERARD T. MAZURKIEWICZ	Director	June 7, 2012
Gerard T. Mazurkiewicz

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2012

GRAHAM CORPORATION