Form 10-Q
period 2012-09-30
GRAHAM CORP
filed 2012-10-31
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, there were outstanding 9,989,793 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2012 and March 31, 2012 and for the Three and Six-Month Periods

Ended September 30, 2012 and 2011

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
Net sales	$25,902	$33,595	$48,435	$58,607
Cost of products sold	17,989	20,794	34,286	37,501
Cost of goods sold – amortization	—	1	—	109

Total cost of goods sold	17,989	20,795	34,286	37,610

Gross profit	7,913	12,800	14,149	20,997

Other expenses and income:
Selling, general and administrative	4,379	4,339	8,407	7,990
Selling, general and administrative - amortization	57	57	113	107
Interest income	(14)	(15)	(25)	(36)
Interest expense	(370)	185	(290)	205

Total other expenses and income	4,052	4,566	8,205	8,266

Income before provision for income taxes	3,861	8,234	5,944	12,731
Provision for income taxes	1,246	2,766	1,939	4,247

Net income	2,615	5,468	4,005	8,484
Retained earnings at beginning of period	75,573	67,441	74,383	64,623
Dividends	(199)	(198)	(399)	(396)

Retained earnings at end of period	$77,989	$72,711	$77,989	$72,711

Per share data:
Basic:
Net income	$.26	$.55	$.40	$.85

Diluted:
Net income	$.26	$.55	$.40	$.85

Weighted average common shares outstanding:
Basic:	10,031	9,968	10,017	9,954
Diluted:	10,054	10,000	10,041	9,991
Dividends declared per share	$.02	$.02	$.04	$.04

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Net income	$2,615	$5,468	$4,005	$8,484

Other comprehensive income:
Foreign currency translation adjustment	3	29	(12)	56
Defined benefit pension and other postretirement plans net of tax of $78 and $35 for the three months ended September 30, 2012 and 2011, respectively, and $157 and $70 for the six months ended September 30, 2012 and 2011, respectively	144	63	287	126

Total other comprehensive income	147	92	275	182

Total comprehensive income	$2,762	$5,560	$4,280	$8,666

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$24,423	$25,189
Investments	22,498	16,499
Trade accounts receivable, net of allowances ($53 and $43 at September 30 and March 31, 2012, respectively)	11,549	11,593
Unbilled revenue	9,758	12,667
Inventories	9,669	6,047
Prepaid expenses and other current assets	628	467
Income taxes receivable	3,294	4,479
Deferred income tax asset	37	37

Total current assets	81,856	76,978
Property, plant and equipment, net	13,136	13,453
Prepaid pension asset	2,622	2,238
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,878	4,968
Other assets	61	102

Total assets	$119,791	$114,977

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$88	$85
Accounts payable	8,559	6,303
Accrued compensation	4,621	4,652
Accrued expenses and other current liabilities	3,617	3,707
Customer deposits	5,490	7,257
Deferred income tax liability	2,280	2,244

Total current liabilities	24,655	24,248
Capital lease obligations	170	203
Accrued compensation	290	293
Deferred income tax liability	7,466	7,404
Accrued pension liability	228	229
Accrued postretirement benefits	914	895
Other long-term liabilities	82	85

Total liabilities	33,805	33,357

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value - Authorized, 500 shares
Common stock, $.10 par value - Authorized, 25,500 shares Issued, 10,326 and 10,297 shares at September 30 and March 31, 2012, respectively	1,033	1,030
Capital in excess of par value	18,150	17,745
Retained earnings	77,989	74,383
Accumulated other comprehensive loss	(7,885)	(8,160)
Treasury stock (336 and 346 shares at September 30 and March 31, 2012, respectively)	(3,301)	(3,378)

Total stockholders’ equity	85,986	81,620

Total liabilities and stockholders’ equity	$119,791	$114,977

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Operating activities:
Net income	$4,005	$8,484
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	927	719
Amortization	113	216
Amortization of unrecognized prior service cost and actuarial losses	444	195
Discount accretion on investments	(6)	(4)
Stock-based compensation expense	319	320
Loss on disposal of property, plant and equipment	(1)	4
Deferred income taxes	(58)	174
(Increase) decrease in operating assets:
Accounts receivable	40	(9,384)
Unbilled revenue	2,909	149
Inventories	(3,623)	1,629
Prepaid expenses and other current and non-current assets	(145)	(62)
Prepaid pension asset	(384)	(416)
Increase (decrease) in operating liabilities:
Accounts payable	2,233	(3,727)
Accrued compensation, accrued expenses and other current and non-current liabilities	35	764
Customer deposits	(1,765)	(3,171)
Income taxes receivable	1,186	504
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	15	27

Net cash provided (used) by operating activities	6,244	(3,579)

Investing activities:
Purchase of property, plant and equipment	(578)	(1,494)
Proceeds from disposal of property, plant and equipment	4	4
Purchase of investments	(33,494)	(14,398)
Redemption of investments at maturity	27,500	33,220

Net cash (used) provided by investing activities	(6,568)	17,332

Financing activities:
Principal repayments on capital lease obligations	(41)	(38)
Issuance of common stock	14	66
Dividends paid	(399)	(396)
Purchase of treasury stock	—	(8)
Excess tax (deficiency) benefit on stock awards	(5)	72

Net cash used by financing activities	(431)	(304)

Effect of exchange rate changes on cash	(11)	29

Net (decrease) increase in cash and cash equivalents	(766)	13,478
Cash and cash equivalents at beginning of period	25,189	19,565

Cash and cash equivalents at end of period	$24,423	$33,043

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

The Company’s results of operations and cash flows for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 (“fiscal 2013”).

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

NOTE 3 – INVESTMENTS:

Investments consist solely of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2012 are scheduled to mature prior to December 27, 2012.

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

Major classifications of inventories are as follows:

	September 30, 2012	March 31, 2012
Raw materials and supplies	$3,259	$2,366
Work in process	13,801	12,405
Finished products	703	587

	17,763	15,358
Less - progress payments	8,094	9,311

Total	$9,669	$6,047

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2012
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	322	2,378

	$2,870	$492	$2,378

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2012
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	232	2,468

	$2,870	$402	$2,468

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense for each of the three-month periods ended September 30, 2012 and 2011 was $45. Intangible amortization expense for the six months ended September 30, 2012 and 2011 was $90 and $161, respectively. As of September 30, 2012, amortization expense is estimated to be $90 for the remainder of fiscal 2013 and $180 in each of fiscal 2014, fiscal 2015, fiscal 2016 and fiscal 2017.

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

There were no stock option awards granted in the three months ended September 30, 2012 and 2011. Stock option awards granted in the six months ended September 30, 2012 and 2011 were 49 and 9, respectively. The stock option awards vest 33 1/3% per year over a three-year term. All stock options have a term of ten years from their grant date.

Restricted stock awards granted in the three-month periods ended September 30, 2012 and 2011 were 0 and 1, respectively. Restricted stock awards granted in the six-month periods ended September 30, 2012 and 2011 were 26 and 28, respectively. Performance-vested restricted stock awards granted to officers in fiscal 2013 and fiscal 2012 vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics established for the applicable three-year period. Time-vested restricted stock awards granted to officers in fiscal 2012 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. Time-vested restricted stock awards granted to directors in fiscal 2013 and fiscal 2012 vest 100% on the first anniversary of the grant date.

During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $136 and $173, respectively. The income tax benefit recognized related to stock-based compensation was $48 and $62 for the three months ended September 30, 2012 and 2011, respectively. During the six months ended September 30, 2012 and 2011, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $292 and $290, respectively. The income tax benefit recognized related to stock-based compensation was $103 and $103 for the six months ended September 30, 2012 and 2011, respectively.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation costs of $11 and $12, respectively, related to the ESPP and $4 and $4, respectively, of related tax benefits. During the six months ended September 30, 2012 and 2011, the Company recognized stock-based compensation costs of $26 and $30, respectively, related to the ESPP and $8 and $10, respectively, of related tax benefits.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Basic income per share

Numerator:
Net income	$2,615	$5,468	$4,005	$8,484

Denominator:
Weighted common shares outstanding	9,988	9,913	9,975	9,896
Share equivalent units (“SEUs”)	43	55	42	58

Weighted average common shares and SEUs	10,031	9,968	10,017	9,954

Basic income per share	$.26	$.55	$.40	$.85

Diluted income per share

Numerator:
Net income	$2,615	$5,468	$4,005	$8,484

Denominator:
Weighted average shares and SEUs outstanding	10,031	9,968	10,017	9,954
Stock options outstanding	23	31	24	36
Contingently issuable SEUs	—	1	—	1

Weighted average common and potential common shares outstanding	10,054	10,000	10,041	9,991

Diluted income per share	$.26	$.55	$.40	$.85

Options to purchase a total of 71 and 24 shares of common stock were outstanding at September 2012 and 2011, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$194	$217	$215	$202
(Income) expense for product warranties	(3)	40	8	73
Product warranty claims paid	(17)	(18)	(49)	(36)

Balance at end of period	$174	$239	$174	$239

The income of $3 for product warranties in the three months ended September 30, 2012 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item “Accrued expenses and other liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $52 and $6 for the six-month periods ended September 30, 2012 and 2011, respectively. In addition, income taxes paid for the six months ended September 30, 2012 and 2011 were $39 and $3,488, respectively.

During the six months ended September 30, 2012 and 2011, respectively, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and restricted stock award vesting, the related income tax benefit realized exceeded (reduced) the tax benefit that had been recorded pertaining to the compensation cost recognized by $(5) and $72, respectively, for such periods. This excess tax benefit (deficiency) has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At September 30, 2012 and 2011, respectively, there were $24 and $81 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows. In the six months ended September 30, 2012 and 2011, capital expenditures totaling $11 and $205, respectively, were financed through the issuance of capital leases.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension income are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Service cost	$136	$115	$272	$230
Interest cost	356	355	713	710
Expected returns on assets	(685)	(678)	(1,369)	(1,356)
Amortization of:
Unrecognized prior service cost	1	1	2	2
Actuarial loss	254	129	506	258

Net pension expense (income)	$62	$(78)	$124	$(156)

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2012 and does not expect to make any contributions to the plan for the balance of fiscal 2013.

The components of the postretirement benefit income are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$—	$—	$—
Interest cost	10	11	19	22
Amortization of prior service cost	(42)	(42)	(83)	(83)
Amortization of actuarial loss	9	9	19	18

Net postretirement benefit income	$(23)	$(22)	$(45)	$(43)

The Company paid benefits of $0 related to its postretirement benefit plan during the six months ended September 30, 2012. The Company expects to pay benefits of approximately $104 for the balance of fiscal 2013.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of September 30, 2012, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. During fiscal 2012, the Company reached a resolution with the U.S. Internal Revenue Service (the “IRS”) with regard to research and development tax credits claimed during tax years 2006 through 2008. As a result of the resolution, the tax credits claimed were reduced by approximately 40% and interest was assessed on the underpayment of tax. In fiscal 2012, the IRS also completed its examination for tax years 2009 and 2010 and proposed an adjustment, plus interest, to disallow all of the research and development tax credits claimed by the Company in those tax years. The Company filed a protest to appeal the adjustment. In the first quarter of fiscal 2013, the Company reached a resolution with the IRS that reduced the research and development tax credits claimed by the Company during tax years 2009 and 2010 by approximately 30%.

The cumulative tax benefit related to the research and development tax credit for the tax years ended March 31, 1999 through March 31, 2010 was $2,244. The liability for unrecognized tax benefits related to the tax position for this period was $824 at March 31, 2012. During the six months ended September 30, 2012, the Company paid the settlement amount to the IRS thereby reducing this liability for unrecognized tax benefits to $0. The liability for unrecognized tax benefits related to the research and development tax credit for the tax years ended March 31, 2011 and 2012 was $76 and $81 at September 30, 2012 and March 31, 2012, respectively. The Company had one additional unrecognized tax benefit of $882 as of March 31, 2012 which was settled during the six months ended September 30, 2012, resulting in a reversal of the liability.

The Company is subject to examination in state and international tax jurisdictions for tax years 2007 through 2011 and tax years 2009 through 2011, respectively. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During the three months ended September 30, 2012, the Company reversed provisions that had been made in previous periods for interest related to its uncertain tax positions of $387 due to lower interest assessments by the IRS than expected. Including this reversal, the Company recorded $(325) for interest related to its uncertain tax positions during the six months ended September 30, 2012. During the three and six months ended September 30, 2011, the Company recorded $23 and $40, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in the three- or six-month periods ended September 30, 2012 or 2011.

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

(Dollar amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells custom-engineered ejectors, vacuum systems, condensers, liquid ring pump packages and heat exchangers to the refining and petrochemical industries, and a nuclear code accredited supplier of components and raw materials to the nuclear power generating market. Our equipment is used in critical applications in the petrochemical, oil refining and electric power generation industries, including nuclear, cogeneration and geothermal plants. Our equipment can also be found in ethanol, biodiesel, coal-to-liquids and gas-to-liquids industries, as well as other diverse applications, such as metal refining, pulp and paper processing, shipbuilding (e.g., the nuclear propulsion program of the U.S. Navy), water heating, refrigeration, desalination, soap manufacturing, food processing, pharmaceuticals, and heating, ventilating and air conditioning.

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

Highlights

Highlights for the three and six months ended September 30, 2012 (the fiscal year ending March 31, 2013 is referred to as “fiscal 2013”) include:

•	Net sales for the second quarter of fiscal 2013 were $25,902, a decrease of 23% compared with $33,595 for the second quarter of the fiscal year ended March 31, 2012, referred to as “fiscal 2012.”

•	Net sales for the first six months of fiscal 2013 were $48,435, down 17% compared with net sales of $58,607 for the first six months of fiscal 2012.

•

Net income and income per diluted share for the second quarter of fiscal 2013 were $2,615 and $0.26, compared with net income of $5,468 and income per diluted share of $0.55 for the second quarter of fiscal 2012.

•

Net income and income per diluted share for the first six months of fiscal 2013 were $4,005 and $0.40, respectively, compared with net income of $8,484 and income per diluted share of $0.85 for the first six months of fiscal 2012.

•	Orders booked in the second quarter of fiscal 2013 were $25,619, up 9% compared with the second quarter of fiscal 2012, when orders were $23,464.

•	Orders booked in the first six months of fiscal 2013 were $45,340, up 7% compared with the first six months of fiscal 2012, when orders were $42,507.

•	Backlog decreased slightly to $91,784 on September 30, 2012, compared with $91,980 on June 30, 2012.

•	Gross profit margin and operating margin for the second quarter of fiscal 2013 were 31% and 13%, compared with 38% and 25%, respectively, for the second quarter of fiscal 2012.

•	Gross profit margin and operating margin for the first six months of fiscal 2013 were 29% and 12% compared with 36% and 22%, respectively, for the second quarter of fiscal 2012.

•	Cash and short-term investments at September 30, 2012 were $46,921, compared with $41,688 at March 31, 2012.

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

Fiscal 2013 and the Near-Term Market Conditions

We continue to see active bidding activity. We believe current market conditions are more positive than they have been in the past few years. The business environment in our markets appears to be improving and we believe that our customers may be more inclined to move forward with their projects. This supports our belief that our oil refining, petrochemical and related markets remain in the early stages of a business recovery. Nevertheless, there continues to be uncertainty as to whether a sustained global economic recovery is occurring, which in turn continues to affect the timing of new order placement for capital equipment by our customers. This appears to be a timing issue rather than a worsening in our markets.

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

•

Asian countries, specifically China and India, are experiencing increased demand for refined petroleum products such as gasoline. This renewed demand is driving increased investment in petrochemical and refining projects. Although economic growth in Asia appears to be moderating to a lower level, we believe that it remains a fast growing area and Chinese and Indian investments in refining, petrochemical and energy facilities appear to continue to be strong.

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

•

The recent dramatic reduction in natural gas costs in the U.S. has led to a revival in the U.S. petrochemical market and has created interest in potential major investment. There are numerous projects in the planning or initial engineering phases for the construction of new petrochemical producing facilities, including ethylene, ammonia and urea. We historically have had strong market share within these facilities. Proposed ethylene capacity expansion and re-opening of mothballed facilities, in the U.S., as well as downstream products, are also being discussed by petrochemical producers for the first time in well over a decade. Lower natural gas costs are driven by recent technology advancements in drilling, and have created a significant increase in supply. This has made the U.S. production of raw material for ethylene, ethane (which is a side product of natural gas production) globally competitive with naphtha (the alternative feedstock for ethylene used in most of the world). We believe that future investment in U.S. petrochemical markets could be significant.

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

•

Investment in new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggest continued growth in the domestic nuclear market, although such growth may be slowed by the potential impact of increased use of natural gas for power generation.

We expect that the consequences of these near-term trends, and specifically projected expansion in petrochemical and oil refining outside of North America, primarily in the growing Asian and South American markets, will result in continued pressure on our pricing and gross margins, as these markets historically provided lower margins than North American refining markets. A potential offset to margin pressure from international markets may come from investments in new petrochemical capacity built in North America and the timing of such investments.

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both strong and weak quarters. Quarterly orders can vary significantly as indicated in the following chart which depicts our quarterly order levels for the first and second quarters of fiscal 2013 as well as the four quarters of each of fiscal 2012 and fiscal 2011.

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

Mix Shift: Expected Stronger International Growth in Refining and Chemical Processing with Domestic Growth in Nuclear Power, U.S. Navy Projects and Petrochemical Industries

We expect growth in the refining and chemical processing markets to be driven by emerging markets. We have also expanded our addressable markets through the acquisition of Energy Steel and our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities during the near term will be equivalent between the domestic and international markets.

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

•

Shale gas development and the resulting increase in available low cost natural gas in the U.S. may change the power landscape. This may drive more future investment in natural gas or combined cycle power plants and possibly away from planned nuclear power facilities.

•

The lower cost of natural gas and its by-product, ethane, is leading to renewed planning and investment in North American based chemical/petrochemical facilities to meet domestic needs. Ethane, as a feedstock to ethylene production, is now at a cost advantage to naphtha, the oil-based feedstock for ethylene production used in much of the rest of the world. Because of this cost competitive position of ethane, the opportunity to invest in North American chemical/petrochemical plants is possible for the first time in well over a decade.

•	Construction of new petrochemical plants in the Middle East are planned to meet increased local demand.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased project development of international nuclear facilities (including in the U.S.) is expected, despite the recent tragedy in Japan.

•	Increased investments in new power generation projects are expected in Asia and South America to meet projected consumer demand increases.

•

Long-term growth potential is believed to exist in alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel and waste-to-energy.

We believe that the above factors offer us long-term growth opportunities to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.

Our domestic sales, as a percentage of aggregate product sales, in the first six months of fiscal 2013 were 58%. This continues the trend from fiscal 2012 where domestic sales had increased to 54% of total sales, up from 45% in fiscal 2010 and 2011. The increase in domestic sales has been due to our acquisition of Energy Steel in late fiscal 2011, which primarily has a domestic customer base, and the conversion of the U.S. Navy order. The U.S. Navy activity represents our production of surface condensers for the CVN-79 Gerald R. Ford Class nuclear carrier order that was won in the third quarter of our fiscal year ended March 31, 2010.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales	$25,902	$33,595	$48,435	$58,607
Net income	$2,615	$5,468	$4,005	$8,484
Diluted income per share	$0.26	0.55	$0.40	$0.85
Total assets	$119,791	$121,684	$119,791	$121,684

The Second Quarter and First Six Months of Fiscal 2013 Compared With the Second Quarter and First Six Months of Fiscal 2012

Sales for the second quarter of fiscal 2013 were $25,902, a 23% decrease as compared with sales of $33,595 for the second quarter of fiscal 2012. The decrease in the current quarter’s sales was driven by lower pricing and volume of projects converted for the refining market. The second quarter of fiscal 2012 had a large Mideast project convert, which was won with previous market peak pricing. International sales year-over-year decreased $5,164, or 33%, driven by lower sales in Asia, the Middle East and Canada. Domestic sales decreased $2,529, or 14%, in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. Sales in the three months ended September 30, 2012 were 22% to the refining industry, 32% to the chemical and petrochemical industries, 26% to the power industry, including the nuclear market and 20% to other commercial and industrial applications. Sales in the three months ended September 30, 2011 were 36% to the refining industry, 12% to the chemical and petrochemical industries, 31% to the power industry, including the nuclear market and 21% to other commercial and industrial applications. Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. See “Fiscal 2013 and Near Term Market Conditions” above. For additional information on future sales and our markets, see “Orders and Backlog” below.

Sales for the first six months of fiscal 2013 were $48,435, a decrease of 17% compared with sales of $58,607 for the first six months of fiscal 2012. The decrease in year-to-date sales was primarily due to lower international sales, pricing and volume. International sales accounted for 42% and 50% of total sales for the first six months of fiscal 2013 and fiscal 2012, respectively. International sales year-over-year decreased $9,015, or 30%. In the first six months of fiscal 2012, the production of a large refinery project in the Middle East provided strong sales to that region. The decrease in sales to the Middle East was $7,318. The remaining sales decrease came from Asia and South America, partly offset by increased sales to Central America. Domestic sales decreased $1,157, or 4%, in the six months ended September 30, 2012 compared with the six months ended September 30, 2011. Sales in the first six months of fiscal 2013 were 23% to the refining industry, 29% to the chemical and petrochemical industries, 24% to the power industry, including the nuclear market and 24% to other commercial and industrial applications. Sales in the first six months of fiscal 2012 were 42% to the refining industry, 12% to the chemical and petrochemical industries, 27% to the power industry, including the nuclear market and 19% to other commercial and industrial applications.

Our gross profit margin for the second quarter of fiscal 2013 was 31% compared with 38% for the second quarter of fiscal 2012. Gross profit for the second quarter of fiscal 2013 decreased to $7,913 from $12,800, or 38%, compared with the same period in fiscal 2012. Gross profit percentage and dollars decreased primarily due to lower volume and capacity utilization as well as the conversion of projects which had less favorable pricing compared with the projects converted in the second quarter of fiscal 2012. Certain projects which converted in the second quarter of the prior fiscal year were won during the prior market peak, when pricing was strong.

Our gross profit margin for the first six months of fiscal 2013 was 29% compared with 36% for the first six months of fiscal 2012. Gross profit dollars for the first six months of fiscal 2013 decreased 33% to $14,149, compared with the same period in fiscal 2012, which had gross profit of $20,997. As with the most recent three-month period, lower organic volume and facility utilization, as well as conversion of certain refining projects in the first six months of fiscal 2013 adversely impacted the gross profit level.

Selling, general and administrative (“SG&A”) expense in the three and six-month periods ended September 30, 2012 increased $40, or 1%, and $423, or 5%, respectively, compared with the same periods of the prior year. The increase for both the three and six-month periods was due to increased headcount, as we prepare for the continued recovery in our markets, offset by certain costs related to lower sales volume.

SG&A expense as a percent of sales for the three- and six-month periods ended September 30, 2012 was 17% and 18%, respectively. This compared with 13% and 14%, respectively for the same periods of the prior year. SG&A expense as a percent of sales increased, primarily due to increased headcount costs and lower comparable sales.

Interest income was $14 and $25 for the three and six-month periods ended September 30, 2012, compared with $15 and $36 for the same periods ended September 30, 2011. The low level of interest income relative to the amount of cash invested reflects the persistent low level of interest rates on short term U.S. government securities.

Interest expense was $(370) and $(290) for the three and six-month periods ended September 30, 2012, compared with $185 and $205 for the same periods ended September 30, 2011. It is our policy to recognize any interest related to uncertain tax positions in interest expense. In the second quarter of fiscal 2013, we reversed provisions that had been made in earlier periods for interest related to previously uncertain tax positions, due to lower than expected assessments by the IRS. This is discussed further in Note 12 of the notes to our unaudited condensed consolidated financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q. The interest charges in the second quarter of fiscal 2012 were primarily related to the revaluation of the expected value of the earn-out from the Energy Steel acquisition.

Our effective tax rate in fiscal 2013 is projected to be between 33% and 35%. The tax rate used to reflect income tax expense in the current quarter was 32%, and the tax rate for the first six months of fiscal 2013 was 33%. The actual annual effective tax rate for fiscal 2012 was 37%, which included a charge of $374 related to the resolution of an IRS audit and appeal related to research and development tax credits taken in tax years 2006 through 2008. Excluding this charge, the effective tax rate in fiscal 2012 was 34%.

Net income for the three and six months ended September 30, 2012 was $2,615 and $4,005, respectively, compared with $5,468 and $8,484, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2013 was $0.26 and $0.40 for the three and six-month periods, compared with $0.55 and $0.85 for the same three and six-month periods of fiscal 2012.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our unaudited condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

	September 30, 2012	March 31, 2012
Cash and investments	$46,921	$41,688
Working capital	57,201	52,730
Working capital ratio(1)	3.3	3.2

(1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first six months of fiscal 2013 was $6,244, compared with $3,579 used by operating activities for the first six months of fiscal 2012. The increase in cash generated was due to improvements in unbilled revenue, accounts receivable and accounts payable, partly offset by higher inventory and lower net income.

Dividend payments and capital expenditures in the first six months of fiscal 2013 were $399 and $578, respectively, compared with $396 and $1,494, respectively, for the first six months of fiscal 2012.

Capital expenditures for fiscal 2013 are expected to be between $3,000 and $3,500. Approximately 68% of our fiscal 2013 capital expenditures are expected to be for machinery and equipment, with the remaining amounts to be used for information technology and other items.

Cash and investments were $46,921 on September 30, 2012 compared with $41,688 on March 31, 2012, up $5,233, or 13%.

We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit and allows us to pay a lower cost on those letters of credit.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on September 30, 2012 and March 31, 2012 were $9,105 and $9,920, respectively. There were no other amounts outstanding on our credit facility at September 30, 2012 and March 31, 2012. Our borrowing rate as of September 30 and March 31, 2012 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $15,895 at September 30, 2012. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Orders for the three month period ended September 30, 2012 were $25,619, compared with $23,464 for the same period last year, an increase of 9%. For the three months ended September 30, 2012, orders increased in refining, which was up $6,630, power, which was up $732, and other, which was up $1,672. These were partially offset by lower chemical and petrochemical orders, down $6,879. Orders represent communications received from customers requesting us to supply products and services.

During the first six months of fiscal 2013, orders were $45,340, compared with $42,507 for the same period of fiscal 2012, an increase of 7%. For the first six months of fiscal 2013, orders increased in refining, up $7,857, and other up, $871. These were partially offset by lower chemical and petrochemical orders, down $4,121 and power, down $1,774.

Domestic orders were 66%, or $17,031, while international orders were 34%, or $8,588, of total orders in the current quarter compared with the same period in the prior fiscal year, when domestic orders were 52%, or $12,281, and international orders were 48% of total orders, or $11,183.

For the first half of fiscal 2013, domestic orders were 55% of total orders or $25,037, while international orders were 45%, or $20,303. During the first six months of fiscal 2012, domestic orders were 59% of total orders, or $24,935, and international orders were 41%, or $17,572.

Backlog was $91,784 at September 30, 2012, compared with $94,934 at March 31, 2012, a decrease of 3%. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 75% to 85% of orders currently in backlog are expected to be converted to sales within the next twelve months. This is lower than our historical conversion rate, which is approximately 85% to 90% over an upcoming 12-month period. The difference in our current backlog is due to the inclusion of the carrier project for the U.S. Navy and two orders for new U.S. nuclear plants. These projects have multi-year conversion cycles and significant stops and starts during the manufacturing process.

At September 30, 2012, 34% of our backlog was attributable to equipment for refinery project work, 13% for chemical and petrochemical projects, 26% for power projects, including nuclear, and 27% for other industrial or commercial applications (including the U.S. Navy order). At September 30, 2011, 21% of our backlog was attributable to equipment for refinery project work, 21% for chemical and petrochemical projects, 18% for power projects, including nuclear, and 40% for other industrial or commercial applications (including the U.S. Navy order).

At September 30, 2012, one project with a value of $1,010 was on hold. The project was placed back on hold in the second quarter of fiscal 2012. This project was originally won in September 2008, placed on hold in November 2008 and removed from hold by the customer in October 2010. Although it had a scheduled delivery of December 2012, it has now been placed back on hold by the customer.

Outlook

We believe that we remain in the early stages of a recovery in the refinery and petrochemical markets. We also believe the strength of the energy markets, including the nuclear market, will continue to improve through fiscal 2013. We experienced significant order growth in the fourth quarter of fiscal 2012, with orders of $42,269, which was approximately double the average order level for each of the first three quarters of such year. The first and second quarters of fiscal 2013 saw orders of $19,721 and $25,619, respectively. The second quarter order level was approximately the same level as sales for the quarter. We continue to see significant activity in our pipeline and remain optimistic that we will experience stronger order levels in the near future. Our backlog was $91,784 as of September 30, 2012, just 3% below our March 31, 2012 level, which represented our record high at $94,934.

We expect revenue in fiscal 2013 to be between $105 and $115 million, a gain of between 2% and 11% compared with fiscal 2012. Approximately 18% to 20% of our revenue is expected to come from Energy Steel. In fiscal 2012, Energy Steel contributed 17% of our revenue. In fiscal 2013, revenue was $48,435 in the first half of the year. We expect stronger sales in the second half of fiscal 2013 compared with the first half of the fiscal year. In fiscal 2012, sales in the first half of the year were $58,607, while they decreased to $44,579 in the second half of the year.

We expect to convert approximately 75% to 85% of our backlog to sales in the next twelve months. We have three large projects which are converting over a multi-year time period. Although the U.S. Navy project and two large projects for the new nuclear reactors being built in the southeast U.S. will partially convert in the second half of fiscal 2013, we expect all three projects to continue into subsequent fiscal years. These three projects make up approximately one third of our current backlog. Our expected growth range for fiscal 2013 assumes conversion of backlog as well as continued market improvement and continued investment by our customers.

We expect gross profit margin in fiscal 2013 to be in the 29% to 31% range. Gross margin in the first half of fiscal 2013 was 29%. Our expected margin range is comparable with fiscal 2012 gross margin of 32%, which included some higher margin projects, especially in the first two quarters. In fiscal 2012, gross margin was 36% and 26% in the first and second halves of the year, respectively. We expect gross margins in the second half of fiscal 2013 to be at or slightly higher than the first half of fiscal 2013. While we still have a few lower margin projects in our backlog, which were won during the market downturn, the overall margin within our backlog has improved over the past few quarters. Nonetheless, we are experiencing a general shift in business toward international markets, where margins are generally lower than domestic project margins. Moreover, we are investing in operations and engineering personnel to prepare for current and future growth opportunities.

Gross profit margins are expected to improve with anticipated volume increases, which are expected to occur during the remainder of fiscal 2013 and beyond. Due to changes in geographic and end use market mix, we do not expect gross margins to reach the 40% range achieved in the prior up cycle. We believe a long term up cycle gross profit margin percentage in the mid-to-upper 30’s is a more realistic expectation. We also expect this recovery will continue to be more focused on emerging markets, which historically have lower margins and more competitive pricing than developed markets.

We believe achievement of the upper end of our margin projections can occur if we experience: (i) increased volume that utilizes excess capacity; (ii) continued improvements in our manufacturing productivity; and/or (iii) expanded margin opportunities at Energy Steel.

SG&A spending during fiscal 2013 is expected to be between 16% to17% of sales. We continue to invest in personnel as we prepare for increased opportunities in fiscal 2013 and beyond. Our effective tax rate during fiscal 2013 is expected to be between 33% and 35%.

Cash flow in fiscal 2013 is expected to be positive, driven primarily by net income, partly offset by capital spending as well as a minimal need for additional working capital.

Contingencies and Commitments

We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for immaterial amounts.

As of September 30, 2012, we were subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which we are a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2012 or March 31, 2012, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first six months of fiscal 2013 were 42% of total sales compared with 50% for the same period of fiscal 2012. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first six months of each of fiscal 2013 and fiscal 2012, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency (U.S. dollars or Chinese RMB). At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies.

We have limited exposure to foreign currency purchases. In each of the first six months of fiscal 2013 and 2012, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may utilize forward foreign currency exchange contracts to limit currency exposure. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2012 and March 31, 2012, we held no forward foreign currency contracts.

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

Economic conditions over the past few years have led to a higher likelihood of project cancellation by our customers. At September 30, 2012, one project with a value of $1,010 was on hold. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

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

September 30, 2012

PART II - OTHER INFORMATION

Item 5.	Other Information

The below disclosure is being made pursuant to the instruction contained in Item 5 of Form 10-Q. The item number below refers to the applicable Current Report on Form 8-K Item number.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 25, 2012, the Compensation Committee of the Board of Directors approved amendments to the Graham Corporation Supplemental Executive Retirement Plan (the “Plan”). The amendments to the Plan are contained in an amendment and restatement of the Plan and were adopted in order to: (i) confirm the Plan’s compliance with Section 409A of the Internal Revenue Code of 1986, as amended; and (ii) provide through December 31, 2016 that the Plan benefit calculation for James R. Lines will be based on an average of Mr. Lines’ compensation following his base salary increase approved on July 25, 2012 (instead of using the prior five-year base salary average) and that commencing January 1, 2017 the Plan will again provide that a five-year average of Mr. Lines’ compensation will be used to calculate his benefits. A copy of the Plan, as amended and restated, is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits

See index to exhibits on page 32 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ JEFFREY GLAJCH
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: October 31, 2012

INDEX TO EXHIBITS

(10)	Material Contracts

+#	10.1	Graham Corporation Supplemental Executive Retirement Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Date File

*+	101.INS	XBRL Instance Document

*+	101.SCH	XBRL Taxonomy Extension Schema Document

*+	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*+	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*+	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*+	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibit filed with this report.

#	Management contract or compensation plan.

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.