Form 10-K
period 2013-03-31
GRAHAM CORP
filed 2013-06-05
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $169,128,966. The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2012, as reported on the NYSE MKT exchange. For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of June 1, 2013, the registrant had outstanding 10,003,734 shares of common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2013 Annual Meeting of Stockholders to be held on July 25, 2013, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2013

Note:

Portions of the registrant’s definitive Proxy Statement, to be issued in connection with the registrant’s 2013 Annual Meeting of Stockholders to be held on July 25, 2013, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data).

Item 1.	Business

Graham Corporation (“we”, “us”, “our”) is a global business that designs, manufactures and sells critical equipment for the energy industry which includes the oil refining, petrochemical, as well as cogeneration, nuclear and alternative power markets. With world-renowned engineering expertise in vacuum and heat transfer technology and a leading nuclear code accredited fabrication and specialty machining company, we design and manufacture custom-engineered ejectors, pumps, surface condensers and vacuum systems as well as supplies and components for inside the reactor vessel and outside the containment vessel of nuclear power facilities. Our equipment is also used in nuclear propulsion power systems for the defense industry and can be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

We maintain two wholly-owned subsidiaries, Energy Steel & Supply Co. (“Energy Steel”), located in Lapeer, Michigan, and Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China.

We acquired Energy Steel on December 14, 2010 as part of our strategy to diversify our products and broaden our offerings in the energy industry. Energy Steel is a nuclear code accredited fabrication and specialty machining company that provides products to the nuclear power generation industry, primarily in the U.S. GVHTT provides sales and engineering support for us in People’s Republic of China and throughout Asia.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our headquarters are in Batavia, New York. As of March 31, 2013, we had 376 full-time employees.

Unless indicated otherwise, dollar figures in this Annual Report on Form 10-K are reported in thousands.

Our Products, Customers and Markets

Our products are used in a wide range of industrial process applications primarily in energy markets, including:

•	Petroleum Refining

—	conventional oil refining

—	oil sands extraction

•	Chemical and Petrochemical Processing

—	fertilizer plants

—	ethylene, methanol and nitrogen producing plants

—	plastics, resins and fibers plants

—	petrochemical intermediate plants

—	coals-to-chemicals plants

—	gas-to-liquids plants

•	Power Generation /Alternative Energy

—	nuclear power generation

—	fossil fuel plants

—	biomass plants

—	cogeneration power plants

—	geothermal power plants

—	ethanol plants

•	Defense

—	propulsion systems for nuclear-powered aircraft carriers and other nuclear- powered vessels

•	Other

—	soap manufacturing plants

—	air conditioning and water heating systems

—	food processing plants

—	pharmaceutical plants

—	liquefied natural gas production facilities

Our principal customers are in the energy markets, including the chemical, petrochemical, petroleum refining and power generating industries. They can be end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and/or the original equipment manufacturers, who combine our products with their equipment prior to its sale to end users.

Our products are sold by a team of sales engineers we employ directly as well as independent sales representatives located worldwide. There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business. However, if this occurs in multiple years, it is usually not the same customer, or the same project, over the multi-year period.

Approximately half of our revenue is generated from sales where the end use customer is outside the United States. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. We have established over the last six years a significant presence in Asia and expect that the Asian market will over time account for an increasing percentage of our revenue. However, we expect that as our domestic sales to nuclear power facilities and the U.S. Navy continue to grow, this will create a balance of U.S. to international sales. The mix can vary from year to year.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2013, 2012 and 2011, which we refer to as “fiscal 2013,” “fiscal 2012” and “fiscal 2011,” respectively, is contained in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference. We refer to our fiscal year ending March 31, 2014 as “fiscal 2014.” Our backlog at March 31, 2013 was $85,768 compared with $94,934 at March 31, 2012.

Our Strengths

Our core strengths include the following:

•

We have strong brand recognition.    Over the past 77 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that the recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets. Moreover, our wholly-owned subsidiary, Energy Steel, has a history of more than 30 years of providing products and support to its customers, especially the U.S. nuclear power industry, and has a recognized brand name in its markets.

•

We custom engineer and manufacture high quality products and systems that address the particular needs of our customers.    With 77 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

•	We have a global presence. Our products are used worldwide, and we have sales representatives located in many countries throughout the world.

•

We have a strong reputation.    We believe that we have a well-deserved reputation for both placing customers first and for standing behind our products. We believe that our relationships are strong both with our existing customer base as well as with our key suppliers.

•	We have a highly trained workforce. We maintain a long-tenured, highly skilled and extremely flexible workforce.

•	We have a strong balance sheet. We maintain significant cash and investments on hand, and no bank debt. Our defined benefit pension plan obligations are over funded.

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

Our strategic focus is to:

•	Generate sustainable earnings growth.

•	Reduce earnings volatility.

•	Improve operating performance.

•	Generate strong cash flow from operations.

•	Focus on our customers and employees.

To accomplish our objectives and strategic focus, we believe that we must:

•	Capitalize on the strength of the Graham and Energy Steel brands in order to both win more business in our traditional markets and enter new markets.

•

Identify and consummate acquisition and organic growth opportunities where we believe our brand strength will provide us both with the ability to expand and will complement our core business. We intend to accomplish this objective by extending our existing product lines, moving into complementary product lines and expanding our global sales presence in order to further broaden our existing markets and reach additional markets. Our expansion in to the nuclear power market with the acquisition of Energy Steel was in furtherance of this portion of our business strategy.

•	Expand our market penetration in the domestic nuclear industry. We also intend to identify additional domestic and international opportunities to serve the nuclear industry.

•

Expand our market presence in the U.S. Navy’s Nuclear Propulsion Program. We plan to capitalize on our success in securing the nuclear carrier order by successfully executing our existing order for this program. We also plan to expand our market presence into additional defense-related programs, including nuclear submarine projects.

•

Invest in people and capital equipment to meet the long-term growth in demand for our products in the oil refining, petrochemical processing and power generating industries, especially in emerging markets.

•

Deliver the highest quality products and solutions that enable our customers to achieve their operating objectives and that differentiate us from our competitors. We believe this allows us to win new orders based on value.

In order to effectively implement our strategic focus, we also believe that we must continually work to improve our company. These efforts include:

•	Investing in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•

Enhancing our engineering and manufacturing capacities, especially in connection with the design of our products, in order to more quickly respond to existing and future customer demands and to minimize underutilization of capacity.

•	Accelerating our ability to quickly and efficiently bid on available projects by continuing to implement front-end bid automation and design processes.

•	Expanding our capabilities and penetrating the existing sales channel and customer base in the nuclear market.

•	Implementing and expanding upon our operational efficiencies through a flexible manufacturing flow model and the achievement of other cost efficiencies.

•	Continuing to focus on improving quality to eliminate errors and rework, and on reducing lead time.

•	Developing a cross trained, flexible workforce able to adjust to variable product demand by our customers.

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

Research and Development Activities

During fiscal 2013, fiscal 2012 and fiscal 2011, we spent $3,579, $3,197 and $2,576, respectively, on research and development activities related to new products and services, as well as the improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. has accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 47%, 46% and 55% of our revenue in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, resulted from foreign sales. Sales in Asia constituted approximately 16%, 17% and 22% of our revenue in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Sales in the Middle East constituted approximately 14%, 16% and 16% of our revenue in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Our foreign sales and operations are subject to numerous risks, as discussed under the heading “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2013, we employed approximately 378 persons, including 2 part-time employees. We believe that our relationship with our employees is good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (located at www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically. Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

We maintain a website located at www.graham-mfg.com. On our website, we provide a link to the SEC’s website that contains the reports, proxy statements and other information we file electronically. We do not provide this information on our website because it is more cost effective for us to provide a link to the SEC’s website. Copies of all documents we file with the SEC are available in print for any stockholder who makes a request. Such requests should be made to our Corporate Secretary at our corporate headquarters. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Historically, a substantial portion of our revenue has been derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries and to the U.S. Department of Defense, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, highly cyclical and have historically experienced severe downturns. Although we believe there will be a long-term expansion of demand for our products in the petrochemical, petroleum refining and power generating industries, there are cyclical downturns which occur. Previous cyclical downturns have lasted from one to several years. A sustained or renewed deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

We serve markets that are capital intensive. Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our operating results. Such volatility and disruption may also negatively impact our ability to access additional financing if and when needed.

In the recent past, the state of the capital and credit markets caused a slow-down in spending by our customers and many of them continue to evaluate their project plans. If adverse economic and credit conditions return, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Moreover, adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could lead to downward pricing pressure. Any of the foregoing could have a material adverse effect on our business and results of operations.

Adverse conditions in the capital and credit markets could also have a material adverse effect on our ability to obtain additional financing on commercially reasonable terms, or at all, should we determine such financing is desirable to maintain or expand our business or effectively pursue our business strategy.

The larger markets we serve are the petroleum refining and petrochemical industries which are both cyclical in nature and dependent on the price of crude oil and natural gas and the relationship between the two prices. As a result, volatility in the price of oil and natural gas may negatively impact our operating results.

Although we believe that the global consumption of crude oil and natural gas will increase over the course of the next 20 years and that such increased consumption will result in a need to continually increase global capacity, the prices of crude oil and natural gas have historically been very volatile. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades. During times of significant volatility in the market for crude oil or natural gas, our customers may refrain from placing orders until the market stabilizes. If our customers refrain from placing orders, we could experience decreased revenue from our operations attributable to decreases in the spending levels of our customers, which could have a material adverse effect on our business and results of operations.

A change in our end use customers or a change in the engineering procurement and construction companies serving our markets could harm our business and negatively impact our financial results.

Although we have a long term relationship with many of our end use customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type can be different. As our markets continue to grow, and new market opportunities expand, we could see a shift in pricing and a shift of costs, which may have a material adverse impact on our results of operations and financial results.

The change in the relationship between various energy sources may affect our business. The relative costs of oil, natural gas, nuclear power, hydro power and numerous forms of alternative energy production may have a material adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, such as: oil, natural gas, coal, hyrdo, nuclear, solar, wind, geothermal, biomass, among others. A cost or supply shift among these sources could impact our business opportunities going forward. A demand shift, where technological advances favor the utilization of one or a few sources of energy may impact demand for our products. If demand shifts in a manner that increases energy utilization outside of our traditional customer base or expertise, our business and financial results could be materially adversely affected.

Our business is highly competitive. If we are unable to successfully implement our business strategy and compete against entities with greater resources than us or competitors who have a relative cost advantage, we risk losing market share to current and future competitors.

We encounter competition in all of our markets. Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands and they may be able to devote greater resources towards the development, promotion and sale of their products than we are able to. Certain of our competitors may also have a cost advantage compared to us, and be able to respond to customer needs at lower pricing levels. This may affect our ability to secure business and maintain our level of profitability. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. Moreover, customer buying patterns can change if customers become more price sensitive and accepting of lower cost suppliers. If we cannot compete successfully against current or future competitors, our business will be materially adversely affected.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 41%, 43% and 46% of consolidated sales in fiscal 2013, 2012 and 2011, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2013, 47% of our revenue was from customers located outside of the U.S. Moreover, we maintain a subsidiary and a sales office in China. We believe that revenue from the sale of our products outside the U.S.

will continue to account for a significant portion of our total revenue for the foreseeable future. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;

•	political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;

•	credit risks;

•	currency fluctuations;

•	tariff and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	shipping products during times of crisis or wars;

•	our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; and

•	other factors inherent in foreign operations.

Global demand growth is likely to be led by emerging markets, which could result in lower profit margins and increased competition.

The increase in global demand is likely to be led by emerging markets. As a result, we could face increased competition from lower cost suppliers, which in turn could lead to lower profit margins on our products. Customers in emerging markets may also place less emphasis on our high quality and brand name than do customers in the U.S. and certain of the other industrialized countries where we compete. If we are forced to compete for business with customers that place less emphasis on quality and brand recognition than our current customers, our results of operations could be materially adversely affected.

The operations of our Chinese subsidiary may be adversely affected by China’s evolving economic, political and social conditions.

We conduct our business in China primarily through a wholly-owned Chinese subsidiary. The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China. In particular, the results of operations of our Chinese subsidiary may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation. In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users. Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants such as us are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business.

Intellectual property rights are difficult to enforce in China, which could harm our business.

Chinese commercial law is relatively undeveloped compared with the commercial law in many of our other major markets and limited protection of intellectual property is available in China as a practical matter. Although we take precautions in the operations of our Chinese subsidiary to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiary.

Our Chinese subsidiary is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. For the preceding reasons, it may be difficult for us to obtain swift or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.

Changes in energy policy regulations could adversely affect our business.

Energy policy in the U.S. and in the other countries where we sell our products is evolving rapidly and we anticipate that energy policy will continue to be an important legislative priority in the jurisdictions where we sell our products. It is difficult, if not impossible, to predict the changes in energy policy that could occur. The elimination of, or a change in, any of the current rules and regulations in any of our markets could create a regulatory environment that makes our end users less likely to purchase our products, which would have a material adverse effect on our business. Government subsidies or taxes, which favor or disfavor certain energy sources compared with others, could have a material adverse effect on our business and operating results.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and/or increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule, which is effective for the 2013 calendar year and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. Moreover, the number of suppliers who provide conflict-free minerals may be limited. In addition, there may be significant costs associated with complying with the disclosure requirements. We may not be able to sufficiently verify the origins of the relevant conflict minerals used in our products through the due diligence procedures that we implement, which could harm our reputation.

Efforts to reduce large U.S. federal budget deficits could result in government cutbacks in defense spending or in reduced incentives to pursue alternative energy projects, resulting in reduced demand for our products, which could harm our business and results of operations.

Our business strategy calls for us to continue to pursue defense-related projects as well as projects for end users in the alternative energy markets in the U.S. In recent years the U.S. federal government has incurred large budget deficits. In the event that U.S. federal government defense spending is reduced or alternative energy related incentives are reduced or eliminated in an effort to reduce federal budget deficits, projects related to defense or alternative energy may become less plentiful. The impact of such reductions could have a material adverse effect on our business and results of operations, as well as our growth opportunities.

Changes in tax policies and tax rates in the U.S. could result in adverse impacts for domestic manufacturing investments, resulting in reduced demand for our products.

Our business is dependent on significant manufacturing investment in the U.S. and the impact of changes to U.S. tax policy around investment and capital spending depreciation could reduce our customers’ willingness to invest in domestic capacity. The impact of such reductions could have a materially adverse affect on our business and operations.

Political and regulatory developments could make the utilization and growth of nuclear power as an energy source less desirable, which would harm the business and results of operations of our subsidiary Energy Steel.

On March 11, 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. The events in Japan have created uncertainties worldwide regarding, among other things, the desirability of operating existing nuclear power plants and building new or replacement nuclear power plants. Should public opinion or political pressure result in the closing of existing nuclear facilities or otherwise result in the failure of the nuclear power industry to grow, especially within the U.S., the business, results of operations and growth prospects of our subsidiary Energy Steel in the nuclear market could be materially adversely impacted.

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

A change in supply or cost of the materials used in our products could harm our profit margins.

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

Part of our business strategy calls for us to increase manufacturing capacity through outsourcing selected fabrication processes. We could experience difficulty in outsourcing if customers demand that our products be manufactured by us exclusively. Furthermore, our ability to effectively outsource production could be adversely affected by worldwide manufacturing capacity. If we are unable to effectively outsource our production capacity when circumstances warrant, our results of operations could be materially adversely affected and we might not be able to deliver products to our customers on a timely basis. In addition, any disputes between us and the entities that we outsource to may delay our ability to fulfill our obligations to our customers, which may harm our reputation and in turn could have a material adverse effect on our business and results of operations. Further, outsourcing to complete our products and services can increase the costs associated with such products and services. If we rely too heavily on outsourcing and are not able to increase our own production capacity during times when there is high demand for our products and services, our profit margins may be negatively impacted.

Our exposure to fixed-price contracts could negatively impact our results of operations.

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed price commitments to customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, cost overruns, supplier failures and customer disputes. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability from a particular contract may decrease or losses may be incurred, which, in turn, could have a material adverse effect on our business and results of operations.

We are subject to contract cancellations and delays by our customers, which may adversely affect our operating results.

The dollar amount of our backlog as of March 31, 2013 was $85,768. Our backlog can be significantly affected by the timing of large orders, and the amount of our backlog at March 31, 2013 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Three orders in our backlog, which include the U.S. Navy project and projects for new U.S. nuclear reactors, are expected to account for approximately 10-15% of fiscal 2014 revenue. A delay or cancellation in any of these projects could have a material adverse effect on our business and results of operations.

If we lose any member of our management team and we experience difficulty in finding a qualified replacement our business would be harmed.

Competition for qualified management and key technical and sales personnel in our industry is intense. Moreover, our technology is highly specialized and it may be difficult to replace the loss of any of our key technical personnel. Many of the companies with which we compete for management and key technical and sales personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management, technical or sales personnel, it could have a material adverse effect on our business and results of operations.

Our acquisition strategy may not be successful or may increase business risk.

The success of our acquisition strategy will depend, in part, on our ability to identify suitable companies or businesses to purchase and then successfully negotiate and close acquisition transactions. In addition, our success depends in part on our ability to integrate acquisitions and realize the anticipated benefits from combining the acquisition with our historical business, operations and management. We cannot provide any assurances that we will be able to complete any acquisitions and then successfully integrate the business and operations of those acquisitions without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of our management’s attention, failure to integrate information and accounting systems or establish and maintain proper internal control over financial reporting. Moreover, as part of the integration process, we must incorporate an acquisition’s existing business culture and compensation structure with our existing business. If we are not able to efficiently integrate an acquisition’s business and operations into our organization in a timely and efficient manner, or at all, the anticipated benefits of the acquisition may not be realized, or it may take longer to realize these benefits than we currently expect, either of which could have a material adverse effect on our business or results of operations.

Our intangible assets substantially increased as a result of our acquisition of Energy Steel. Should a portion of these intangible assets be impaired, results of operations could be materially adversely affected.

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, primarily as a result of our acquisition of Energy Steel. The value of these intangible assets may increase in the future if we complete additional acquisitions as part of our overall business strategy. We are required to review our intangible assets for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise. Factors that could indicate that our intangible assets are impaired could include, among other things, a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower than expected growth rates in our markets. If a portion of our intangible assets becomes impaired as a result of such a review, the impaired portion of such assets would have to be written-off during that period. Such a write-off could have a material adverse effect on our business and results of operations.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest continuously in manufacturing, customer service and support, research and development and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make the investments necessary to lower our production costs and help us maintain our competitive position, which could have a material adverse effect on our business and results of operations.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely affected.

Although technologies in the vacuum and heat transfer areas are well established, we believe our future success depends, in part, on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete could have a material adverse effect on our business and results of operations.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. We may also be required to spend significant resources to monitor and police our intellectual property rights. Similarly, if we were found to have infringed on the intellectual property rights of others, our competitive position could suffer. Furthermore, other companies may develop technologies that are similar or superior to our technologies, duplicate or reverse engineer our technologies or design around our proprietary technologies. Any of the foregoing could have a material adverse effect on our business and results of operations.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could materially harm our business and results of operations. In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could have a material adverse effect on our business and results of operations.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2013, we held no forward foreign currency exchange contracts.

Changes in our effective tax rate and tax policies may impact our profitability.

We are subject to income and other taxes in the U.S. and China. A change in tax laws or interpretation of tax laws, introduction of new tax accounting standards and regulation, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain positions could affect our effective tax rate and impact the financial performance of the company. Changes in tax laws of other jurisdictions could impact the profitability of our competitors, which could affect our competitive position relative to those competitors.

Security threats and other sophisticated computer intrusions could harm our information systems, which in turn could harm our business and financial results.

We utilize information systems and computer technology throughout our business. We store sensitive data, proprietary information and perform engineering designs and calculations on these systems. Information systems are subject to threats and sophisticated computer crimes, which pose a risk to the stability and security of our business. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions and other business risks which could damage our reputation, competitive position and financial results of our operations. In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business. If any of the foregoing were to occur, it could have a material adverse effect on our business and results of operations.

We face potential liability from asbestos exposure and similar claims.

We are a defendant in a number of lawsuits alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. We cannot predict with certainty the outcome of these lawsuits or whether we could become subject to any similar, related or additional lawsuits in the future. In addition, because some of our products are used in systems that handle toxic or hazardous substances, any failure or alleged failure of our products in the future could result in litigation against us. For example, a claim could be made under various regulations for the adverse consequences of environmental contamination. Any litigation brought against us, whether with or without merit, could result in substantial costs to us as well as divert the attention of our management, which could have a material adverse effect on our business and results of operations.

Any failure to comply with the United States Foreign Corrupt Practices Act could adversely impact our competitive position and subject us to penalties and other adverse consequences, which could harm our business and results of operations.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Many foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in certain of the jurisdictions in which we may operate or sell our products. While we strictly prohibit our employees and agents from engaging in such conduct and have established procedures, controls and training to prevent such conduct from occurring, it is possible that our employees or agents will engage in such conduct and that we might be held responsible. If our employees or other agents are alleged or are found to have engaged in such practices, we could incur significant costs and suffer severe penalties or other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our manufacturing facilities, also located in Batavia, consist of approximately 33 acres and contain about 216,000 square feet in several buildings, including 162,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. We also lease approximately 15,000 square feet of office space and 45,000 square feet of manufacturing facilities for our subsidiary, Energy Steel, located in Lapeer, Michigan. Additionally, we lease an approximately 1,500 square foot U.S. sales office in Houston, Texas and GVHTT leases an approximately 2,500 square foot sales and engineering office in Suzhou, China. Further, GVHTT recently entered into a new lease for a sales and engineering office in Suzhou, China that is twice the size of the current facility.

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

Our common stock is traded on the NYSE MKT exchange under the symbol “GHM”. As of June 1, 2013, there were 10,004 shares of our common stock outstanding that were held by approximately 134 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated, as reported by the NYSE MKT.

	High	Low
Fiscal year 2013
First quarter	$23.13	$17.02
Second quarter	20.00	16.20
Third quarter	21.22	16.45
Fourth quarter	24.80	19.60
Fiscal year 2012
First quarter	$26.30	$17.74
Second quarter	21.24	15.00
Third quarter	24.98	14.36
Fourth quarter	25.04	19.26

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Dividends declared per share by our Board of Directors for the first, second, third and fourth quarters of fiscal 2013 were $.02, $.02, $.02 and $.03, respectively. Dividends declared per share for each of the four quarters of fiscal 2012 were $.02. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders. The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1. As of March 31 and June 1, we did not have any funded debt outstanding. More information regarding our senior credit facility can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We maintain a stock repurchase program that permits us to repurchase up to 1,000 shares of our common stock either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of: (a) the expiration of the program on July 29, 2013; (b) when all 1,000 shares authorized thereunder are repurchased; or (c) when the Board of Directors otherwise determines to terminate the program. We intend to use cash on hand to fund any stock repurchases under the program. As of March 31, 2013, 623 shares of our common stock were available for repurchase under the stock repurchase program.

Item 6.	Selected Financial Data

GRAHAM CORPORATION — FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2013	2012	2011(1)	2010	2009
Operations:
Net sales	$104,973	$103,186	$74,235	$62,189	$101,111
Gross profit	31,822	32,635	21,851	22,231	41,712
Gross profit percentage	30.3%	31.6%	29.4%	35.7%	41.3%
Net income	11,148	10,553	5,874	6,361	17,467
Cash dividends	899	793	790	788	754
Common stock:
Basic earnings from continuing operations per share	$1.11	$1.06	$.59	$.64	$1.72
Diluted earnings from continuing operations per share	1.11	1.06	.59	.64	1.71
Stockholders’ equity per share	9.30	8.20	7.47	7.01	6.21
Dividends declared per share	.09	.08	.08	.08	.075
Market price range of common stock
High	24.80	26.30	24.58	21.84	54.91
Low	16.20	14.36	13.50	8.70	6.85
Average common shares outstanding — diluted	10,051	9,998	9,958	9,937	10,195
Financial data at March 31:
Cash and cash equivalents and investments	$51,692	$41,688	$43,083	$74,590	$46,209
Working capital	64,026	52,730	44,493	56,704	49,547
Capital expenditures	1,655	3,243	1,979	1,003	1,492
Depreciation	1,851	1,685	1,334	1,107	993
Total assets	126,733	114,977	118,071	108,979	86,924
Long-term debt, including capital lease obligations	127	203	116	144	31
Stockholders’ equity	92,995	81,620	73,655	69,074	61,111

(1)

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

(Amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy industry which includes the oil refining, petrochemical, as well as cogeneration, nuclear and alternative power markets. With world-renowned engineering expertise in vacuum and heat transfer technology and a leading nuclear code accredited fabrication and specialty machining company, we design and manufacture custom-engineered ejectors, pumps, surface condensers and vacuum systems as well as supplies and components for inside the reactor vessel and outside the containment vessel of nuclear power facilities. Our equipment is also used in nuclear propulsion power systems for the defense industry and can be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York and we have production facilities in both Batavia, New York and at our wholly-owned subsidiary, Energy Steel & Supply Co. (“Energy Steel”), located in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China, which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.

Highlights

Highlights for our fiscal year ended March 31, 2013, which we refer to as “fiscal 2013” include:

•

Net income and income per diluted share for fiscal 2013, were $11,148 and $1.11 compared with net income and income per diluted share of $10,553 and $1.06, respectively, for the fiscal year ended March 31, 2012, which we refer to as “fiscal 2012.”

•	Net sales for fiscal 2013 were a record $104,973, up 2% compared with $103,186 for fiscal 2012.

•	Operating cash flow for fiscal 2013 was $12,432, up from $2,605 in fiscal 2012.

•	Orders received in fiscal 2013 of $95,828 were down 10% compared with fiscal 2012, when orders were $106,709.

•	Backlog on March 31, 2013 was $85,768, down 10% from backlog of $94,934 on March 31, 2012.

•	Gross profit and operating margins for fiscal 2013 were 30.3% and 14.5% compared with 31.6% and 16.6%, respectively, for fiscal 2012.

•	Cash and short-term investments at March 31, 2013 were $51,692 compared with $41,688 as of March 31, 2012, up 24%.

•	At fiscal year end, we had a solid balance sheet that was free of bank debt and which we believe provides us with financial flexibility to pursue our business strategy.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission (“SEC”) include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

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

Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “might”, “intend,” “interest,” “appear,” “expect,” “suggest,” “plan,” “potential” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Fiscal 2013 and Current Market Conditions

During fiscal 2013, bidding activity continued to improve. We believe bidding activity is a leading indicator for the direction and health of our markets. We believe the business environment is continuing to improve and that our customers are becoming more inclined to procure the equipment needed for their projects. This supports our belief that our oil refining, petrochemical and related markets are still in the early stages of a business recovery. We believe the current activity level within our pipeline continues to be more positive than in the past few years.

We believe the following demand trends that are affecting our customers’ investments include:

•

Emerging economies, especially in Asia, continue to have relatively strong economic growth. This expansion is driving growing energy requirements and the need for more energy and energy related products.

•

The expansion of the economies of oil-producing Middle Eastern countries, their desire to extract greater value from their oil and gas resources, and the continued global growth in demand for oil and refined products has renewed investment activity in that region. We do not believe that the ongoing political unrest in the Middle East has impacted our business to date. Moreover, the planned timeline of refinery and petrochemical projects in the major Middle Eastern countries is encouraging.

•

Asian countries, specifically China and India, are experiencing renewed demand for energy products such as transportation fuel and consumer products derived from petrochemicals. This renewed demand is driving increased investment in petrochemical and refining capacity. Although economic growth in Asia appears to be moderating to a lower level, we believe that it remains a fast-growing area and Chinese and Indian investments in refining, petrochemical and energy facilities appear to continue to be strong.

•

South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by their expanding economies, and increased local demand for transportation fuels and other products that are made from oil as the feedstock. There is also the desire to extract more value from their natural resources by supplying energy products into the global markets. However, the South American market can be unpredictable and has historically been slower to invest than other emerging markets.

•

The U.S. refining market has recently exhibited improvement. We do not expect the U.S. refining markets to return to the levels experienced during the last upcycle, but that such markets will improve compared with its levels over the past few years. We expect that the U.S. refining markets will continue to be an important aspect of our business.

•

We are beginning to see renewed signs of planned investments in the U.S. to convert greater percentages of crude oil to transportation fuels, such as revamping distillation columns to extract residual higher-value components from the low-value waste stream. We are also seeing renewed investment to expand the flexibility of facilities to allow them to utilize multiple feed stocks. Moreover, a trend to upgrade existing equipment in order to extend on-stream operation duration between planned shutdowns has emerged that has resulted in an increase in demand for our equipment.

•

Investments, including foreign investments, in North American oil sands projects have occurred over the past few years. These investments suggest that downstream spending involving our equipment might increase in the next few years.

•

The dramatic change in natural gas costs and expectation of steady supply in the U.S. has led to a revival in the U.S. petrochemical market and a recent interest toward potential major investment. There are numerous new projects in planning or initial engineering phases for the construction of new petrochemical producing facilities, including ethylene, ammonia and urea facilities. In addition, existing petrochemical facilities are evaluating restarting idled process units or debottlenecking existing operations to increase throughput. We currently have a number of these projects in our pipeline. We historically have had strong market share within U.S. petrochemical facilities. Proposed ethylene capacity expansion and re-opening of mothballed facilities in the U.S., as well as downstream products, are being discussed by petrochemical producers for the first time in well over a decade. Lower natural gas cost is a relatively recent phenomena, having occurred over the past three years and is driven by technology advancements in drilling, creating a significant increase in supply. This has made the U.S. production of the raw material for ethylene, ethane (which is a side product of natural gas production), globally competitive with naphtha (the alternative feedstock for ethylene used in most of the world). We believe investment in U.S. petrochemical markets could be significant over the next one to five years.

•

Investment in new nuclear power capacity in the U.S. and internationally may become subject to increased uncertainty due to political and social pressures, which were augmented by the tragic earthquake and tsunami that occurred in Japan in March 2011. The continued progress at the new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggest some growth in the domestic nuclear market. Investments in existing U.S. nuclear plants to extend their operating life and add incremental capacity are expected to continue.

•	The need for additional safety and back up redundancies at existing domestic nuclear plants could increase demand for our products in the near-term.

•

The desire to extend the life of the existing nuclear plants including new operating licenses and expanded output (re-rating) of the facilities will require investment and could increase demand for our products.

We expect that the consequences of these trends, and specifically projected expansion in petrochemical and oil refining which should occur outside of North America, primarily in the growing Asian and South American markets, will result in more pressure on our pricing and gross margins, as these markets historically provided lower margins than North American refining markets. A counter to margin pressure from international markets may come from investments in new petrochemical capacity built in North America and the timing of such investments.

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both strong and weak quarters. As the chart below indicates, quarterly orders can vary significantly.

We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a trailing twelve month period provides a better measure of our business. Our quarterly order levels and trailing twelve month order levels for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, are set forth in the table below.

Expected International Growth in Refining and Chemical Processing with Domestic Growth in Chemical Processing, Nuclear Power and U.S. Navy Projects

We expect growth in the refining and chemical processing capacity to be driven by emerging markets. We also expect incremental investments in the domestic market for the refining market and renewed investment in the chemical processing market in North America. We have also expanded our addressable markets with expansion of our business capabilities in the power market and our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities during the near term will be equivalent between the domestic and international markets.

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

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia and the Middle East.

•	Increased regulation worldwide, impacting the refining, petrochemical and nuclear power industries are expected to continue to drive requirements for capital investments.

•	More domestic refineries are expected to convert their facilities to use heavier, more readily available and lower cost crude oil as a feedstock.

•

Lower costs are expected to drive increased domestic use of natural gas in the U.S., as well as the ability to export liquefied natural gas to serve other regions, since natural gas in the U.S. is globally competitive with oil.

•

Shale gas development and the resulting availability of affordable natural gas as feedstock to U.S.-based chemical/petrochemical facilities is expected to lead to renewed investment in chemical/petrochemical facilities in the U.S.

•	An expansion of the petrochemical market in the U.S. is expected, given the plentiful supply and globally competitive price of natural gas.

•	Construction of new petrochemical plants in the Middle East is expected to meet local demand.

•	Increased development of geothermal electrical power plants in certain regions is expected to address projected growth in demand for electrical power.

•	Increased investments in new power generation projects are expected in Asia and South America to meet projected consumer demand increases.

•	Long-term growth potential in alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, and waste-to-energy.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased project development of international nuclear facilities is expected.

We believe that all of the above factors offer us long-term growth opportunities to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.

Our domestic sales as a percentage of aggregate product sales was 63% in our fiscal year ended March 31, 2009 (fiscal 2009). Since fiscal 2009, as the U.S. market weakened, relative to international markets, domestic sales declined to 45% of total sales in each of fiscal 2010 and 2011. In fiscal 2012 and 2013, domestic sales increased to 54% and 53%, respectively, with our acquisition of Energy Steel, with sales primarily in the domestic market and expanded U.S. Navy work, which is exclusively in the U.S. The U.S. Navy activity represents our production of surface condensers for the CVN-79 Gerald R. Ford Class nuclear carrier order that was won in the third quarter of fiscal 2010. This project was in excess of $25,000 and is converting to revenue across multiple fiscal years.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2013	2012	2011
Net sales	$104,973	$103,186	$74,235
Net income	$11,148	$10,553	$5,874
Diluted income per share	$1.11	$1.06	$0.59
Total assets	$126,733	$114,977	$118,071

Fiscal 2013 Compared with Fiscal 2012

Sales for fiscal 2013 were $104,973, up $1,787 or 2%, as compared with sales of $103,186 for fiscal 2012. Domestic sales were $55,695, or 53% of total sales, down from 54% of total sales in fiscal 2012. Domestic sales increased by $263 in fiscal 2013. International sales accounted for $49,278 or 47% of total sales for fiscal 2013, up from 46% of total sales in fiscal 2012. International sales increased $1,524 or 3% compared with fiscal 2012. By market, sales for fiscal 2013 were 34% to the refining industry, down from 35% in fiscal 2012, 22% to the power markets, down from 28% in fiscal 2012, 24% to the chemical and petrochemical industries, up from 17% in fiscal 2012, and 20% to other industrial applications (including the U.S. Navy), the same as in fiscal 2012.

Our gross margin for fiscal 2013 was 30.3% compared with 31.6% for fiscal 2012. Gross margins in fiscal 2013 decreased compared with fiscal 2012 due to a few high margin projects which converted to sales in the first half of fiscal 2012, and were won with pricing in line with the peak of the last upcycle. Gross profit for fiscal 2013 decreased $813, compared with fiscal 2012.

Selling, general and administrative, or SG&A, expense for fiscal 2013 was $16,560, up 7% or $1,020, compared with $15,540 in fiscal 2012. However, this also included a $975 reversal of a reserve for the potential earn out for year two of the Energy Steel acquisition. The Energy Steel acquisition provided for a potential earn out to the seller of up to $1,000 per year for each of the first two full calendar years (calendar years 2011 and 2012) that we owned Energy Steel. The first year, calendar year 2011, the earn out was achieved and paid to the seller in January 2012. The earn out for the second year, calendar year 2012, had been partly reserved for at the time of acquisition with the remaining charges added subsequent to the acquisition. However, due to lower order volume levels experienced in calendar year 2012 and project timing, the 2012 Energy Steel earn out criteria was not achieved. As a result, the reserve of $975 was adjusted to $0, and $975 was recorded as a reduction of selling, general and administrative expenses in the third quarter of fiscal 2013.

SG&A expense increased due to higher selling and commission cost and an increase in headcount, as we prepare for the anticipated continued recovery in our markets. SG&A as a percentage of sales increased in fiscal 2013 to 15.8% of sales (16.7% of sales excluding the $975 reserve reversal noted above) compared with 15.1% of sales in fiscal 2012.

Interest income for fiscal 2013 was $51, down from $58 in fiscal 2012.

Interest expense was a credit of $264 in fiscal 2013, down from $476 in fiscal 2012. The decrease was due to the interest charges being reversed for a research and development tax credit audit resolution reached with the Internal Revenue Service (the “IRS”). It is our policy to recognize any interest related to uncertain tax positions in interest expense. In the second quarter of fiscal 2013, due to lower than expected assessments by the IRS, we reversed provisions that had been made in earlier periods for interest related to previously uncertain tax positions. The IRS audit tax resolution is discussed in more detail in Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our effective tax rate in fiscal 2013 was 28% compared with an effective tax rate of 37% for fiscal 2012. The tax rate in fiscal 2013 was favorably impacted by the reversal of the earn out reserve noted above in the SG&A discussion which was not tax affected. Excluding this charge, the effective tax rate in fiscal 2013 was 30%. The higher effective tax rate in fiscal 2012 was due to a charge of $374 related to the resolution of an IRS audit related to research and development tax credits taken in tax years 2006 through 2008. Excluding this charge, the effective tax rate in fiscal 2012 was 34%. The comparison of the adjusted tax rates, decreasing to

30% from 34% was due to the renewal of the R&D tax credit, which was only applicable for a portion of fiscal 2012 and an increase in tax deductions claimed for domestic production activities.

Net income for fiscal 2013 and fiscal 2012 was $11,148 and $10,553, respectively. Income per diluted share was $1.11 and $1.06 for the respective periods.

Fiscal 2012 Compared with Fiscal 2011

Sales for fiscal 2012 were $103,186, up $28,951 or 39%, as compared with sales of $74,235 for the fiscal year ended March 31, 2011, which we refer to as “fiscal 2011.” The increase was driven by organic growth as well as the full year impact of our acquisition of Energy Steel. Organic sales grew $17,478, or 26%, representing 60% of the growth in fiscal 2012. Sales from Energy Steel, which was acquired in the third quarter of fiscal 2011 (December 2010), increased $11,473, representing the remaining 40% of the growth in fiscal 2012. All comparisons discussed include a full year of financial results for Energy Steel in fiscal 2012 compared with approximately 3 1/2 months of Energy Steel financial results in fiscal 2011.

Domestic sales increased by $22,074 in fiscal 2012, driven by the full year impact of Energy Steel, increased conversion of the U.S. Navy project and strong organic growth. International sales accounted for 46% of all sales for fiscal 2012, down from 55% in fiscal 2011. International sales increased by $6,877 in fiscal 2012. By market, sales for fiscal 2012 were 35% to the refining industry, the same percentage as fiscal 2011, but a larger dollar amount, 28% to the power markets, including nuclear energy, up from 22% in fiscal 2011, 17% to the chemical and petrochemical industries, down from 22% in fiscal 2011, and 20% to other industrial applications (including the U.S. Navy), down from 21% in fiscal 2011.

Our gross margin for fiscal 2012 was 31.6% compared with 29.4% for fiscal 2011. Gross margin in fiscal 2012 improved compared with fiscal 2011 due to increased facility utilization at our Batavia plant, stronger sales and pricing for short-cycle orders and improved pricing on key projects resulting from strategic decisions regarding pricing. Gross profit for fiscal 2012 increased $10,784, compared with fiscal 2011. Gross profit increased primarily due to higher sales as well as the improved gross margin level.

SG&A expense for fiscal 2012 was $15,540, up 19% compared with $13,076 in fiscal 2011. Half of the increase in SG&A was related to the full year impact of owning Energy Steel. The remaining increase was due to the addition of staff to support current and future expected revenue growth. SG&A expense as a percentage of sales decreased in fiscal 2012 to 15.1% of sales compared with 17.6% of sales in fiscal 2011.

Interest income for fiscal 2012 was $58, down from $77 in fiscal 2011. This decrease was due to lower average levels of cash during fiscal 2012 compared with fiscal 2011.

Interest expense was $476 in fiscal 2012, up from $92 in fiscal 2011. The increase was due to the interest expense recognized related to the Energy Steel acquisition earn-out (reversing the discounting calculations made when estimating the payment of the earn-out) as well as interest charges for a research and development tax credit audit resolution reached with the IRS and other unrecognized tax benefits. The IRS tax resolution is discussed in more detail in Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our effective tax rate in fiscal 2012 was 37% compared with an effective tax rate of 33% for fiscal 2011. The effective tax rate increased in fiscal 2012 due to a charge of $374 related to the resolution of an IRS audit and appeal related to research and development tax credits taken in tax years 2006 through 2008. Excluding this charge, the effective tax rate in fiscal 2012 was 34%. The tax rate in fiscal 2011 was adversely impacted by acquisition-related costs which were not tax affected. Excluding the acquisition-related tax impact, the effective tax rate in fiscal 2011 was 32%. Included in fiscal 2012 and fiscal 2011 income tax expense were charges for unrecognized tax benefits of $41 and $32, respectively, related to research and development tax credits taken in tax years subsequent to 2008.

Net income for fiscal 2012 and fiscal 2011 was $10,553 and $5,874, respectively. Income per diluted share was $1.06 and $0.59 for the respective periods. Net income and income per diluted share were $10,986 and $1.10 for fiscal 2012 when excluding the impact of the IRS research and development audit resolution. Net income and income per diluted share were $6,407 and $0.64 for fiscal 2011, excluding the transaction costs related to the Energy Steel acquisition.

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders’ equity on the dates indicated:

March 31, 2013	March 31, 2012	March 31, 2011
$92,995	$81,620	$73,655

Fiscal 2013 Compared with Fiscal 2012

Stockholders’ equity increased $11,375 or 14%, at March 31, 2013 compared with March 31, 2012. This increase was primarily due to net income earned in fiscal 2012.

On March 31, 2013, our net book value per share was $9.30, up 13% over March 31, 2012.

Fiscal 2012 Compared with Fiscal 2011

Stockholders’ equity increased $7,965 or 11%, at March 31, 2012 compared with March 31, 2011. This increase was primarily due to net income earned in fiscal 2012, offset by 15 shares repurchased in fiscal 2012. A total of 362 shares have been repurchased pursuant to our publicly announced stock repurchase program. At March 31, 2012 and 2013, the number of shares remaining that had been approved for repurchase under the stock repurchase program was 638.

On March 31, 2012, our net book value per share was $8.20, up 10% over March 31, 2011.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2013	2012
Cash and investments	$51,692	$41,688
Working capital(1)	64,026	52,730
Working capital ratio(2)	3.6	3.2

(1)	Working capital equals current assets minus current liabilities.

(2)	Working capital ratio equals current assets divided by current liabilities.

We use the ratios described above to measure our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2013 was $12,432, compared with $2,605 for fiscal 2012. Improvements in accounts receivable, accounts payable, income taxes payable and customer deposits as well as lower capital spending were partly offset by increased inventory and deferred taxes. The increase in inventory was mix driven, with a similar level of gross inventory, but less of it offset by customer funded inventory purchases.

Although capital spending in fiscal 2013 was $1,655, down from $3,243 in fiscal 2012, we continued to invest in equipment to support our growth strategies. Capital expenditures in fiscal 2013 were 70% for plant machinery and equipment and 30% for all other items. Fifty-nine percent of our capital spending was for productivity improvements and the balance was primarily for capitalized maintenance. During fiscal 2013, we did not repurchase any shares as part of our stock buyback program. In fiscal 2012, we used $221 to repurchase 15 shares of stock. We paid $899 in dividends in fiscal 2013, up from $793 in fiscal 2012.

Cash and investments were $51,692 on March 31, 2013 compared with $41,688 on March 31, 2012, up $10,004 or 24%. The largest components of cash generation were net income as well as improvements in overall working capital, specifically accounts receivable and accounts payable.

We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit and allows us to pay a lower cost on those letters of credit. Approximately 95% of our cash and investments are held in the U.S. The remaining approximately 5% is invested in our China operations.

Capital expenditures for fiscal 2014 are expected to be between approximately $3,500 and $4,500. We are likely to spend near the upper end of this range if we are successful securing orders for the U.S. Navy’s submarine program. Approximately 78% of our fiscal 2014 capital expenditures are expected to be for machinery and equipment, with the remaining amounts to be used for information technology and other items.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on March 31, 2013 and 2012 were $12,354 and $9,920, respectively. There were no other amounts outstanding on our credit facility at March 31, 2013 and 2012. Our borrowing rate as of March 31, 2013 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $12,646 at March 31, 2013. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Contractual Obligations

As of March 31, 2013, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

	Total	Payments Due by Period
		Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$231	$96	$129	$6	$—
Operating leases(1)	1,321	473	737	111	—
Pension and postretirement benefits(2)	107	107	—	—	—
Accrued compensation	310	2	4	6	298
Accrued pension liability	254	26	52	52	124
Liability for unrecognized tax benefits	134	—	134	—	—

Total	$2,357	$704	$1,056	$175	$422

(1)	For additional information, see Note 7 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)

Amounts represent anticipated contributions during the fiscal year ended March 31, 2014, which we refer to as “fiscal 2014,” to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. No contributions are expected to be made to our defined benefit pension plan for fiscal 2014.

Orders and Backlog

Orders in fiscal 2013 decreased 10% to $95,828 from $106,709, in fiscal 2012. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy included in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 55%, or $52,273, and international orders were 45%, or $43,555, of our total orders in fiscal 2013. Domestic orders decreased by $10,635, or 17%, primarily due to two non-repetitive large orders to provide products for the new nuclear reactors to be built in the southeast U.S., which were won in fiscal 2012. International orders decreased by $246, or 1%, as we experienced strong orders in Canada which were offset by lower orders in the Middle East.

Backlog was $85,768 at March 31, 2013, down 10% compared with $94,934 at March 31, 2012. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 20% to 25% of orders currently in backlog are not expected to be converted to sales within the next twelve months. At March 31, 2013, approximately 40% of our backlog was attributed to equipment for refinery project work, 25% for power, including nuclear energy, 8% for chemical and petrochemical projects, and 27% for other industrial or commercial applications (including the order for the U.S. Navy). At March 31, 2012, approximately 26% of our backlog was for refinery project work, 26% for power, including nuclear energy, 18% for chemical and petrochemical projects, and 30% for other industrial or commercial applications. At March 31, 2013, we had no projects on hold. We had one project for $830 cancelled in fiscal 2013 for an existing nuclear facility in the U.S. Subsequent to March 31, 2013, an order in the amount of $1,129 was cancelled.

Strategy and Outlook

We believe that we continue to be in the early stages of a recovery in the refinery and petrochemical markets. While our pipeline has continued to expand throughout the past year, our order levels have yet to expand commensurately. We believe that with stronger market conditions, we have the ability to double the size of our business over the next market upcycle. We have invested to gain capacity, utilized our strong balance sheet to expand our power market position with the acquisition Energy Steel and have invested to expand the work we do for the U.S. Navy. We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in our existing and ancillary markets. We are focused on reducing earnings volatility, growing our business during a market expansion and diversifying our business. We believe that our successful growth in revenue and profitability during the last market upcycle that ended during our fiscal year ended March 31, 2009, along with the continued profitable operation of our business during the most recent downcycle, are evidence of the success of our strategy.

As the current fiscal year continues to unfold, we believe the improved strength of the energy markets will become more evident. We believe that with our strong project pipeline, we are likely to see improved quarterly order levels, though the timing of that improvement is still uncertain.

We expect revenue to be approximately $100,000 to $115,000 in fiscal 2014, a 5% decrease to a 10% increase as compared with fiscal 2013. Our expected growth range for fiscal 2014 assumes conversion of backlog as well as continued market improvement and investment by our customers. To achieve the upper end of the range, we will need to see strong order levels in the first half of the year. The continued conversion to revenue of the U.S. Navy and two large nuclear projects is expected to contribute significantly to sales in fiscal 2014. Any unexpected delay in any of these projects could impact fiscal 2014 revenue and earnings.

Normally, we convert 85% to 90% of our existing backlog to sales within a 12-month period. However, we have three large projects which are converting over a multi-year time period. The U.S. Navy project and two large projects for the new nuclear reactors being built in the southeast U.S. will partially convert in fiscal 2014. However, the reactor projects, as well as the U.S. Navy project, will continue into subsequent fiscal years. These three projects make up approximately one-third of our fiscal 2013 year-end backlog. Therefore, our March 31, 2013 backlog will extend beyond our historical conversion level. We expect to convert approximately 75% to 80% of our March 31, 2013 backlog to sales in fiscal 2014.

We expect gross profit margin in fiscal 2014 to be in the 29% to 31% range. While we continue to believe stronger activity in our key end markets, particularly the refining and petrochemical markets, is likely to occur, based on our pipeline, the recovery has been slower than we had originally anticipated. Therefore, margins have also been slow to recover and backlog has likewise been slow to build. Moreover, we have pre-invested in operations and engineering personnel to prepare for current and future growth opportunities, which has the effect of increasing SG&A and dampening short term margin improvement.

We continue to believe that as the recovery continues gross profit margins should improve with anticipated volume increases. As we look forward, due to changes in geographic and end use market mix, we expect gross margins are unlikely to reach the 40% range achieved in the prior up cycle. We believe that at the peak of the current cycle a gross profit margin percentage in the mid-to-upper 30% range is a more realistic expectation. We also expect this recovery will continue to be more focused on emerging markets, which historically have provided more competitive pricing and, correspondingly, lower margins, than developed markets.

SG&A spending during fiscal 2014 is expected to be between 15% and 16% of sales. We continued to pre-invest during fiscal 2013 in personnel as we prepare for increased opportunities in fiscal 2014 and beyond. Our effective tax rate during fiscal 2014 is expected to be between 33% and 34%.

Cash flow in fiscal 2014 is expected to be positive, driven primarily by net income, partly offset by capital spending as well as a minimal need for additional working capital.

Contingencies and Commitments

We have been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos allegedly contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for immaterial amounts.

As of March 31, 2013, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits to which we are a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

We file federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. During fiscal 2013 and fiscal 2012, we reached resolutions with the IRS with regard to the research and development tax credits claimed during tax years 2006 through 2010, thereby reducing tax credits claimed, and interest was assessed on the underpayment of tax. We paid all settlement amounts to the IRS through tax years 2010.

The liability for unrecognized tax benefits related to the research and development tax credits was $134 and $905 on March 31, 2013 and March 31, 2012, respectively. The liability at March 31, 2013 is related to tax years 2011 through 2013. For further discussion of our tax liabilities, see Note 10 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

We base the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of the assets acquired and liabilities assumed are determined using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of cash flows projected to be generated by that asset. The projected cash flows are discounted at a required rate of return that reflects the relative risk of the transaction and the time value of money. The projected cash flows for each asset considers multiple factors, including current revenue from existing customers, the high cost barrier to entry of markets, and expected profit margins giving consideration to historical and expected margins. The cost approach values the asset by determining the current cost of replacing that asset with another of equivalent economic utility. The cost to replace the asset reflects the replacement cost, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2013 was 4.76% for our defined benefit pension plan and 3.96% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2013 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $231 and $0, respectively.

The expected return on plan assets assumption of 8.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2013 net periodic pension expense by approximately $161.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the SEC, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on our consolidated financial statements.

In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance were effective for us beginning in the first quarter of fiscal 2013 and we elected to present comprehensive income in a separate statement.

In September 2011, the FASB amended its guidance related to periodic testing of goodwill for impairment. Effective April 1, 2012, we adopted this guidance which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. We perform our impairment test annually as of December 31. We did not apply the qualitative assessment approach permitted in the guidance.

In July 2012, the FASB amended its guidance related to periodic testing of indefinite-lived intangible assets for impairment. The amended guidance is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The guidance also enhances the consistency of impairment testing among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the guidance, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The provisions of the amended guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the amended guidance is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance related to the disclosure of amounts reclassified out of accumulated other comprehensive income. This guidance adds new disclosure requirements either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This guidance gives companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This guidance is effective prospectively for annual and the interim reporting periods beginning after December 15, 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements as it only changes the disclosures surrounding AOCI.

We do not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2013 or March 31, 2012, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for fiscal 2013 were 47% of total sales, up from 46% of sales in fiscal 2012. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of fiscal 2013, fiscal 2012, and fiscal 2011, all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of fiscal 2013, fiscal 2012 and fiscal 2011, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2013 or fiscal 2012, and as of March 31, 2013 and 2012, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. At March 31, 2013, we had no projects on hold. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Net sales	$104,973	$103,186	$74,235
Cost of products sold	73,151	70,431	52,137
Cost of goods sold — amortization	—	120	247

Total cost of goods sold	73,151	70,551	52,384

Gross profit	31,822	32,635	21,851

Other expenses and income:
Selling, general and administrative	16,332	15,321	13,009
Selling, general and administrative — amortization	228	219	67
Interest income	(51)	(58)	(77)
Interest expense	(264)	476	92

Total other expenses and income	16,245	15,958	13,091

Income before provision for income taxes	15,577	16,677	8,760
Provision for income taxes	4,429	6,124	2,886

Net income	$11,148	$10,553	$5,874

Per share data
Basic:
Net income	$1.11	$1.06	$.59

Diluted:
Net income	$1.11	$1.06	$.59

Average common shares outstanding:
Basic	10,027	9,963	9,919
Diluted	10,051	9,998	9,958
Dividends declared per share	$.09	$.08	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2013	2012	2011
	(Amounts in thousands)
Net income	$11,148	$10,553	$5,874

Other comprehensive income:
Foreign currency translation adjustment	35	75	81
Defined benefit pension and other postretirement plans, net of income tax, of $50, $1,726 and $502 for the years ended March 31, 2013, 2012 and 2011, respectively	92	(3,223)	(707)

Total other comprehensive income	127	(3,148)	(626)

Total comprehensive income	$11,275	$7,405	$5,248

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$24,194	$25,189
Investments	27,498	16,499
Trade accounts receivable, net of allowances ($33 and $43 at March 31, 2013 and 2012, respectively)	9,440	11,593
Unbilled revenue	13,113	12,667
Inventories	11,171	6,047
Prepaid expenses and other current assets	783	467
Income taxes receivable	2,635	4,479
Deferred income tax asset	69	37

Total current assets	88,903	76,978
Property, plant and equipment, net	13,288	13,453
Prepaid pension asset	2,349	2,238
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,788	4,968
Other assets	167	102

Total assets	$126,733	$114,977

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$87	$85
Accounts payable	9,429	6,303
Accrued compensation	5,018	4,652
Accrued expenses and other current liabilities	3,051	3,707
Customer deposits	6,919	7,257
Deferred income tax liability	373	2,244

Total current liabilities	24,877	24,248
Capital lease obligations	127	203
Accrued compensation	308	293
Deferred income tax liability	7,131	7,404
Accrued pension liability	227	229
Accrued postretirement benefits	923	895
Other long-term liabilities	145	85

Total liabilities	33,738	33,357

Commitments and contingencies (Notes 7 and 15)
Stockholders’ equity:
Preferred stock, $1.00 par value —
Authorized, 500 shares
Common stock, $.10 par value —
Authorized, 25,500 shares
Issued, 10,331 and 10,297 shares at March 31, 2013 and 2012, respectively	1,033	1,030
Capital in excess of par value	18,596	17,745
Retained earnings	84,632	74,383
Accumulated other comprehensive loss	(8,033)	(8,160)
Treasury stock (327 and 346 shares at March 31, 2013 and 2012, respectively)	(3,233)	(3,378)

Total stockholders’ equity	92,995	81,620

Total liabilities and stockholders’ equity	$126,733	$114,977

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2013	2012	2011
	(Dollar amounts in thousands)
Operating activities:
Net income	$11,148	$10,553	$5,874
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,851	1,685	1,334
Amortization	228	339	314
Amortization of unrecognized prior service cost and actuarial losses	893	392	293
Discount accretion on investments	(15)	(5)	(50)
Stock-based compensation expense	576	611	478
Loss on disposal or sale of property, plant and equipment	85	23	23
Deferred income taxes	(2,357)	4,413	(923)
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	2,264	(2,844)	155
Unbilled revenue	(415)	1,613	(10,672)
Inventories	(5,311)	2,191	(1,723)
Income taxes receivable/payable	1,845	(6,252)	1,703
Prepaid expenses and other current and non-current assets	(300)	(105)	63
Prepaid pension asset	(767)	(833)	(776)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	2,957	(3,689)	2,679
Accrued compensation, accrued expenses and other current and non-current liabilities	59	172	461
Customer deposits	(255)	(5,626)	(9,498)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(54)	(33)	(104)

Net cash provided (used) by operating activities	12,432	2,605	(10,369)

Investing activities:
Purchase of property, plant and equipment	(1,655)	(3,243)	(1,979)
Proceeds from disposal of property, plant and equipment	37	5	14
Purchase of investments	(83,984)	(32,896)	(155,717)
Redemption of investments at maturity	73,000	39,920	202,310
Acquisition of Energy Steel & Supply Co. (See Note 2)	—	384	(17,899)

Net cash ( used) provided by investing activities	(12,602)	4,170	26,729

Financing activities:
Principal repayments on capital lease obligations	(85)	(81)	(68)
Issuance of common stock	83	386	236
Dividends paid	(899)	(793)	(790)
Purchase of treasury stock	—	(221)	(874)
Excess tax deduction on stock awards	43	247	120
Payment of contingent earn-out	—	(746)	—

Net cash used by financing activities	(858)	(1,208)	(1,376)

Effect of exchange rate changes on cash	33	57	51

Net (decrease) increase in cash and cash equivalents	(995)	5,624	15,035
Cash and cash equivalents at beginning of year	25,189	19,565	4,530

Cash and cash equivalents at end of year	$24,194	$25,189	$19,565

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss(1)	Treasury Stock	Stockholders’ Equity
	Shares	Par Value
Balance at April 1, 2010	10,155,104	$1,016	$15,459	$59,539	$(4,386)	$(2,554)	$69,074
Comprehensive income				5,874	(626)		5,248
Issuance of shares	60,521	6	230				236
Stock award tax benefit			120				120
Dividends				(790)			(790)
Recognition of equity-based compensation expense			478				478
Purchase of treasury stock						(874)	(874)
Issuance of treasury shares			35			128	163

Balance at March 31, 2011	10,215,625	1,022	16,322	64,623	(5,012)	(3,300)	73,655
Comprehensive income				10,553	(3,148)		7,405
Issuance of shares	81,644	8	378				386
Stock award tax benefit			247				247
Dividends				(793)			(793)
Recognition of equity-based compensation expense			611				611
Purchase of treasury stock						(221)	(221)
Issuance of treasury stock			187			143	330

Balance at March 31, 2012	10,297,269	1,030	17,745	74,383	(8,160)	(3,378)	81,620
Comprehensive income				11,148	127		11,275
Issuance of shares	33,499	3	80				83
Stock award tax benefit			43				43
Dividends				(899)			(899)
Recognition of equity-based compensation expense			576				576
Issuance of treasury stock			152			145	297

Balance at March 31, 2013	10,330,768	$1,033	$18,596	$84,632	$(8,033)	$(3,233)	$92,995

(1)

Accumulated foreign currency translation adjustments were $410, $375 and $300, accumulated pension benefit adjustments were $(8,283), $(8,515) and $(5,418), and accumulated other postretirement benefit adjustments were $(160), $(20) and $106 at March 31, 2013, 2012 and 2011, respectively, net of income tax.

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

The Company’s fiscal years ended March 31, 2013, 2012 and 2011 are referred to as fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

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

Investments

Investments consist of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2013 are scheduled to mature on or before July 11, 2013.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2013 and 2012 is as follows:

	March 31,
	2013	2012
Costs incurred since inception on contracts in progress	$37,632	$24,947
Estimated earnings since inception on contracts in progress	12,311	12,108

	49,943	37,055
Less billings to date	49,485	40,956

Net under billings	$458	$(3,901)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2013 and 2012 or Notes to Consolidated Financial Statements:

	March 31,
	2013	2012
Unbilled revenue	$13,113	$12,667
Progress payments reducing inventory (Note 3)	(5,736)	(9,311)
Customer deposits	(6,919)	(7,257)

Net under billings	$458	$(3,901)

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight line method. Estimated useful lives range from approximately five to eight years for office equipment, eight to 25 years for manufacturing equipment and 40 years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Impairment of long-lived assets

The Company assesses the impairment of definite-lived long-lived assets or asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: a significant decrease in the market price of the asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50%.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,579, $3,197 and $2,576 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

	Year ended March 31,
	2013	2012	2011
Basic income per share:
Numerator:
Net income	$11,148	$10,553	$5,874

Denominator:
Weighted common shares outstanding	9,984	9,913	9,860
Share equivalent units (“SEUs”) outstanding	43	50	59

Weighted average shares and SEUs outstanding	10,027	9,963	9,919

Basic income per share	$1.11	$1.06	$.59

Diluted income per share:
Numerator:
Net income	$11,148	$10,553	$5,874

Denominator:
Weighted average shares and SEUs outstanding	10,027	9,963	9,919
Stock options outstanding	24	34	38
Contingently issuable SEUs	—	1	1

Weighted average common and potential common shares outstanding	10,051	9,998	9,958

Diluted income per share	$1.11	$1.06	$.59

There were 14, 14 and 17 options to purchase shares of common stock at various exercise prices in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $59 in fiscal 2013, $100 in fiscal 2012, and $5 in fiscal 2011. In addition, income taxes paid were $4,064 in fiscal 2013, $8,111 in fiscal 2012, and $2,051 in fiscal 2011.

In fiscal 2013, fiscal 2012, and fiscal 2011, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $(92), $3,223 and $707, respectively. Also, in fiscal 2013, fiscal 2012 and fiscal 2011, non-cash activities included the issuance of treasury stock valued at $297, $330 and $163, respectively, to the Company’s Employee Stock Purchase Plan (See Note 12).

At March 31, 2013, 2012, and 2011, there were $142, $13, and $9, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Consolidated Statements of Cash Flows. In fiscal 2013, fiscal 2012 and fiscal 2011, capital expenditures totaling $11, $205 and $23, respectively, were financed through the issuance of capital leases.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates.

Accounting and reporting changes

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements.

In June 2011, the FASB amended its guidance related to the presentation of other comprehensive income. The amended guidance requires the presentation of other comprehensive income and its components either (1) together with the components of net income in one continuous statement of comprehensive income or (2) as a separate statement immediately following the statement of income with equal prominence. The provisions of the amended guidance were effective for the Company beginning in the first quarter of fiscal 2013, and the Company elected to present comprehensive income in a separate statement.

In September 2011, the FASB amended its guidance related to periodic testing of goodwill for impairment. Effective April 1, 2012, the Company adopted this guidance which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance permits an entity to choose to perform the qualitative assessment on none, some, or all of its reporting units. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative impairment test, and then perform the qualitative assessment in any subsequent period. The Company performs its impairment test annually as of December 31. The Company did not apply the qualitative assessment approach permitted in the guidance.

In July 2012, the FASB amended its guidance related to periodic testing of indefinite-lived intangible assets for impairment. The amended guidance is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The guidance also enhances the consistency of impairment testing among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the guidance, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The provisions of the amended guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued guidance related to the disclosure of amounts reclassified out of accumulated other comprehensive income. This guidance adds new disclosure requirements either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This guidance gives companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This guidance is effective prospectively for annual and the interim reporting periods beginning after December 15, 2012. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements as it only changes the disclosures surrounding AOCI.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Note 2 — Acquisition:

On December 14, 2010, the Company acquired Energy Steel, a nuclear code accredited fabrication and specialty machining company located in Lapeer, Michigan dedicated primarily to the nuclear power industry.

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

The purchase agreement also included a contingent earn-out, which ranged from $0 to $2,000, dependent upon Energy Steel’s earnings performance in calendar years 2011 and 2012. In fiscal 2012, $1,000 of the earn-out was paid. Energy Steel did not achieve the earnings performance requirements in calendar year 2012. Therefore, the liability recorded for the remaining contingent earn-out of $975 was reversed. The Consolidated Statements of Operations for fiscal 2013 and fiscal 2012 include $(975) and $230 in selling, general and administrative expense and $44 and $204 in interest expense, respectively, for adjustments related to the contingent earn-out liability.

Also on December 14, 2010, the Company and Energy Steel entered into a five-year lease agreement with ESSC Investments, LLC for Energy Steel’s manufacturing and office facilities located in Lapeer, Michigan, which lease includes an option to renew for an additional five year term. ESSC Investments, LLC is partly owned by the former sole shareholder of Energy Steel.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition and the amount exceeding the fair value of $6,938 was recorded as goodwill, which is not deductible for tax purposes.

The following table summarizes the final allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition:

December 14, 2010
Assets acquired:
Current assets	$2,954
Property, plant & equipment	1,295
Backlog	170
Customer relationships	2,700
Tradename	2,500
Permits	10,300
Goodwill	6,938
Other assets	14

Total assets acquired	26,871
Liabilities assumed:
Current liabilities	1,910
Deferred income tax liability	5,948

Total liabilities assumed	7,858

Purchase price	$19,013

The purchase price was allocated to specific intangible assets as follows:

	Fair Value assigned	Weighted average amortization period
Intangibles subject to amortization
Backlog	$170	6 months
Customer relationships	2,700	15 years

	$2,870	14 years

Intangibles not subject to amortization
Permits	$10,300	indefinite
Tradename	2,500	indefinite

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

Nuclear permits are required and critical to generate all of the revenue of Energy Steel, due to the strict regulatory environment of the nuclear industry. The permits are inherently valuable as a result of their competition-limiting effect due to the significant time, effort and resources required to obtain them. The Company intends to continually renew the permits and maintain all quality programs and processes, as well as abide by all required regulations of the nuclear industry. As a result, an indefinite life has been assigned to the permits. The permits will be tested annually for impairment. In fiscal 2012, the Company renewed the permits. No renewals were required in fiscal 2013.

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

The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $6,938 was allocated to goodwill. Various factors contributed to the establishment of goodwill, including the value of Energy Steel’s highly trained assembled workforce and management team and the expected revenue growth over time that is attributable to increased market penetration. There was not a material change in goodwill during fiscal 2013 or fiscal 2012.

The Consolidated Statement of Operations for fiscal year 2011 included net sales from Energy Steel of $5,808. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Energy Steel acquisition had occurred at the beginning of each of the fiscal periods presented:

Year Ended March 31,
2011
Sales	$83,301
Net income	6,097
Earnings per share
Basic	$.61
Diluted	$.61

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

Note 3 — Inventories:

Major classifications of inventories are as follows:

	March 31,
	2013	2012
Raw materials and supplies	$2,865	$2,366
Work in process	13,470	12,405
Finished products	572	587

	16,907	15,358
Less — progress payments	5,736	9,311

	$11,171	$6,047

Note 4 — Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2013	2012
Land	$210	$210
Buildings and leasehold improvements	13,179	13,065
Machinery and equipment	23,474	22,239
Construction in progress	14	76

	36,877	35,590
Less — accumulated depreciation and amortization	23,589	22,137

	$13,288	$13,453

Depreciation expense in fiscal 2013, fiscal 2012, and fiscal 2011 was $1,851, $1,685, and $1,334, respectively.

NOTE 5 — Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2013
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	412	2,288

	$2,870	$582	$2,288

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2012
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	232	2,468

	$2,870	$402	$2,468

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense was $180, $250 and $152 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. As of March 31, 2013, amortization expense is estimated to be $180 in each of the fiscal years ending March 31, 2014, 2015, 2016, 2017 and 2018.

Note 6 — Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2013	2012
Balance at beginning of year	$215	$202
Expense for product warranties	360	53
Product warranty claims paid	(167)	(40)

Balance at end of year	$408	$215

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Note 7 — Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $513, $478 and $251 in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2013	2012
Machinery and equipment	$429	$419
Less accumulated amortization	219	135

	$210	$284

Amortization of machinery and equipment under capital leases amounted to $84, $82 and $72 in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, and is included in depreciation expense.

As of March 31, 2013, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2014	$473	$96
2015	425	78
2016	312	51
2017	75	6
2018	36	—

Total minimum lease payments	$1,321	$231

Less — amount representing interest		17

Present value of net minimum lease payments		$214

Note 8 — Debt:

Short-Term Debt Due to Banks

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2013 and 2012.

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

At the Company’s option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus a margin. The margin is based upon the Company’s funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and may range from 2.00% to 1.00%. Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.375% and 0.200%, depending on the above ratio. The bank’s prime rate was 3.25% at March 31, 2013 and 2012.

Outstanding letters of credit under the agreement are subject to a fee of between 1.25% and 0.75%, depending on the Company’s ratio of funded debt to EBITDA. The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of .55% by securing outstanding letters of credit with cash and cash equivalents. At March 31, 2013, outstanding letters of credit were secured by cash and cash equivalents. Availability under the line of credit was $12,646 at March 31, 2013.

Under the Company’s revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes to interest ratio of 4.0 to 1.0. The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0. The Company was in compliance with all such provisions as of and for the year ended March 31, 2013. Assets with a book value of $85,591 have been pledged to secure borrowings under the credit facility.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2013	2012
Capital lease obligations (Note 7)	$214	$288
Less: current amounts	87	85

Total	$127	$203

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2013.

Note 9 — Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2013 and 2012, the Company had no significant concentrations of credit risk.

At March 31, 2013, two customers comprised 21% and 12% of backlog. At March 31, 2012, two customers comprised 24% and 16% of backlog.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2013 and 2012, the Company was contingently liable on outstanding standby letters of credit aggregating $12,354 and $9,920, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2013 and 2012, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:    The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:    The fair value of investments at March 31, 2013 and 2012 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 10 — Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year ended March 31,
	2013	2012	2011
United States	$14,597	$16,708	$8,954
China	980	(31)	(194)

	$15,577	$16,677	$8,760

The provision for income taxes related to income before income taxes consists of:

	Year ended March 31,
	2013	2012	2011
Current:
Federal	$6,721	$1,744	$3,677
State	65	(19)	119
Foreign	—	(14)	13

	6,786	1,711	3,809

Deferred:
Federal	(2,538)	4,521	(805)
State	(223)	(140)	(137)
Foreign	260	18	(48)
Changes in valuation allowance	144	14	67

	(2,357)	4,413	(923)

Total provision for income taxes	$4,429	$6,124	$2,886

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the financial statements is as follows:

	Year ended March 31,
	2013	2012	2011
Provision for income taxes at federal rate	$5,452	$5,670	$2,979
State taxes	(173)	(100)	(69)
Charges not deductible for income tax purposes	78	281	140
Recognition of tax benefit generated by qualified production activities deduction	(417)	(77)	(222)
Research and development tax credits	(307)	(134)	(160)
Valuation allowance	144	14	67
Uncertain tax positions	90	428	32
Contingent earn-out	(326)	—	—
Other	(112)	42	119

Provision for income taxes	$4,429	$6,124	$2,886

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax liability follows:

	March 31,
	2013	2012
Depreciation	$(2,212)	$(2,232)
Accrued compensation	200	134
Prepaid pension asset	(831)	(792)
Accrued pension liability	90	90
Accrued postretirement benefits	364	353
Compensated absences	584	516
Inventories	(968)	(3,073)
Warranty liability	144	76
Accrued expenses	219	486
Stock-based compensation	459	351
Intangible assets	(5,353)	(5,418)
Net operating loss carryforwards	151	48
New York State investment tax credit	564	372
Other	(132)	(80)

	(6,721)	(9,169)
Less: Valuation allowance	(564)	(420)

Total	$(7,285)	$(9,589)

The net deferred income tax liability is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2013	2012
Current deferred income tax asset	$69	$37
Long-term deferred income tax asset	150	22
Current deferred income tax liability	(373)	(2,244)
Long-term deferred income tax liability	(7,131)	(7,404)

	$(7,285)	$(9,589)

Deferred income taxes include the impact of state investment tax credits of $202, which expire from 2014 to 2027 and state investment tax credits of $362 with an unlimited carryforward period. Deferred income taxes include the impact of foreign net operating losses carryforwards of $603, which expire from 2014 to 2017.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of March 31, 2013 related to certain state investment tax credits will not be realized, and has recorded a valuation allowance of $564. At March 31, 2012, a valuation allowance of $420 was recorded, which related to $372 of certain state investment tax credits and $48 of foreign net operating losses carryforwards.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. During fiscal 2012, the Company reached a resolution with the U.S. Internal

Revenue Service (the “IRS”) with regard to the research and development tax credits claimed during tax years 2006 through 2008. As a result of such resolution, the tax credits claimed during such years were reduced by approximately 40% and interest was assessed on the underpayment of tax. During fiscal 2013, the Company reached a resolution with the IRS that reduced the research and development tax credits claimed during tax years 2009 and 2010 by approximately 30%. In addition, in fiscal 2013, the Company paid all settlement amounts to the IRS for tax years 2006 through 2010.

The liability for unrecognized tax benefits related to research and development tax credits was $134 and $905 on March 31, 2013 and 2012, respectively. The Company had one additional unrecognized tax benefit of $882 as of March 31, 2012, which was resolved with the IRS during fiscal 2013, resulting in a reversal of the liability.

The Company is subject to examination in federal and state tax jurisdictions for tax years 2011 through 2012 and tax years 2008 through 2012, respectively. The Company is subject to examination in its international jurisdiction for tax years 2010 through 2012. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During fiscal 2013, the Company reversed provisions that had been made in previous years for interest related to its uncertain tax positions due to lower assessments by the IRS than expected. Including this reversal, the Company recorded ($320), $259 and $87 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in fiscal 2013, fiscal 2012 or fiscal 2011.

The following table summarizes the changes to the unrecognized tax benefit:

	Year Ended March 31,
	2013	2012
Balance at beginning of year	$1,787	$1,365
Deductions based upon tax positions taken during prior periods	(893)	(501)
Additions based upon tax positions taken during the current period	40	923
Settlements	(800)	—

Balance at end of year	$134	$1,787

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

The components of pension cost are:

	Year ended March 31,
	2013	2012	2011
Service cost during the period	$544	$459	$384
Interest cost on projected benefit obligation	1,427	1,421	1,340
Expected return on assets	(2,738)	(2,713)	(2,499)
Amortization of:
Unrecognized prior service cost	4	4	4
Actuarial loss	1,011	517	421

Net pension cost (benefit)	$248	$(312)	$(350)

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2013	2012	2011
Discount rate	4.76%	5.63%	6.07%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Long-term rate of return on plan assets	8.50%	8.50%	8.50%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2014.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2013	2012
Change in the benefit obligation
Projected benefit obligation at beginning of year	$30,430	$25,688
Service cost	439	354
Interest cost	1,427	1,421
Actuarial loss	1,561	3,889
Benefit payments	(1,579)	(922)

Projected benefit obligation at end of year	$32,278	$30,430

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2013	2012
Discount rate	4.28%	4.76%
Rate of increase in compensation levels	3.00%	3.50%

Change in fair value of plan assets Fair value of plan assets at beginning of year	$32,668	$32,368
Actual return on plan assets	3,538	1,222
Benefit and administrative expense payments	(1,579)	(922)

Fair value of plan assets at end of year	$34,627	$32,668

Funded status
Funded status at end of year	$2,349	$2,238

Amount recognized in the Consolidated Balance Sheets	$2,349	$2,238

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2013 and 2012 was $27,809 and $25,507, respectively. At March 31, 2013 and 2012, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2013	2012
Net actuarial losses	$8,278	$8,508
Prior service cost	5	7

	$8,283	$8,515

The increase in accumulated other comprehensive loss (income), net of income tax, consists of:

	March 31,
	2013	2012
Net actuarial loss arising during the year	$424	$3,434
Amortization of actuarial loss	(653)	(334)
Amortization of prior service cost	(3)	(3)

	$(232)	$3,097

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2014 are $1,002 and $4, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2014	$1,184
2015	1,244
2016	1,230
2017	1,331
2018	1,416
2019-2023	8,030

Total	$14,435

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target Allocation	March 31,
		2013	2012
Asset Category
Equity securities	50-70%	68%	67%
Debt securities	20-50%	32%	33%
Other, including cash	0-10%	—%	—%

		100%	100%

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

The fair values of the Company’s pension plan assets at March 31, 2013 and 2012, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$108	$108	$—	$—
Equity securities:
U.S. companies	19,209	19,209	—	—
International companies	4,284	4,284	—	—
Fixed income:
Corporate bond funds
Intermediate-term	8,953	8,953	—	—
Short-term	2,073	2,073	—	—

	$34,627	$34,627	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$80	$80	$—	$—
Equity securities:
U.S. companies	18,021	18,021	—	—
International companies	3,951	3,951	—	—
Fixed income:
Corporate bond funds
Intermediate-term	8,577	8,577	—	—
Short-term	2,039	2,039	—	—

	$32,668	$32,668	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2013, fiscal 2012 and fiscal 2011 was $204, $161 and $117, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2013, fiscal 2012, and fiscal 2011 related to this plan was $24, $21 and $15, respectively. At March 31, 2013 and 2012, the related liability was $254 and $256, respectively. The current portion of the related liability of $27 and $26 at March 31, 2013 and 2012, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees. Prior to January 1, 2012, company contributions to the plan were determined by a formula based on profitability and were made at the discretion of the Compensation Committee of the Board of Directors. Effective January 1, 2012,

company contributions were no longer based upon profitability. The Company provides matching contributions equal to 100 percent of the first 3% of an employee’s salary deferral and 50% of the next two percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $753 in fiscal 2013, $457 in fiscal 2012 and $242 in fiscal 2011.

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

The components of postretirement benefit income are:

	Year ended March 31,
	2013	2012	2011
Interest cost on accumulated benefit obligation	$39	$45	$50
Amortization of prior service benefit	(166)	(166)	(166)
Amortization of actuarial loss	44	37	34

Net postretirement benefit income	$(83)	$(84)	$(82)

The weighted average discount rate used to develop the net postretirement benefit cost were 3.96%, 4.69% and 5.15% in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2013	2012
Change in the benefit obligation
Projected benefit obligation at beginning of year	$999	$999
Interest cost	39	45
Actuarial gain	95	66
Benefit payments	(103)	(111)

Projected benefit obligation at end of year	$1,030	$999

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2013	2012
Discount rate	3.26%	3.96%
Medical care cost trend rate	8.00%	8.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2019 and subsequent years. This was accomplished using .5% decrements for the years ended March 31, 2013 through 2019.

	Year ended March 31,
	2013	2012
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	103	111
Benefit payments	(103)	(111)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(1,030)	$(999)

Amount recognized in the Consolidated Balance Sheets	$(1,030)	$(999)

The current portion of the accrued postretirement benefit obligation of $107 and $104, at March 31, 2013 and 2012, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss (income), net of income tax, consist of:

	March 31,
	2013	2012
Net actuarial loss	$336	$303
Prior service cost	(176)	(283)

	$160	$20

The decrease in accumulated other comprehensive (income) loss, net of income tax, consists of:

	March 31,
	2013	2012
Net actuarial loss arising during the year	$61	$43
Amortization of actuarial loss	(28)	(24)
Amortization of prior service cost	107	107

	$140	$126

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2014 are $44 and $(166), respectively.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2014	$107
2015	102
2016	96
2017	91
2018	86
2019-2023	352

Total	$834

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. There were 279 and 292 shares in the ESOP at March 31, 2013 and 2012, respectively. There were no Company contributions to the ESOP in fiscal 2013, fiscal 2012 or fiscal 2011. Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

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

During fiscal 2013, fiscal 2012 and fiscal 2011, 49, 9 and 20 stock options, respectively, each with a term of ten years from the date of grant were awarded to officers and key employees. The stock option awards granted in fiscal 2013, fiscal 2012 and fiscal 2011 vest 33 1/3% per year over a three-year term. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2013, fiscal 2012 and fiscal 2011, 26, 32 and 24 shares, respectively, of restricted stock were awarded. Restricted shares of 18, 16 and 15 granted to officers in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 7 granted in fiscal 2012 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. The restricted shares granted to directors of 8, 9 and 9 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, vest 100% on the anniversary of the grant date. The Company recognizes compensation cost over the period the shares vest.

During fiscal 2013, fiscal 2012, and fiscal 2011, the Company recognized $524, $556, and $431, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $184, $198 and $148, respectively, of related tax benefits.

The weighted average fair value of options granted during fiscal 2013, fiscal 2012 and fiscal 2011 was $4.97, $9.51 and $8.12, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended March 31,
	2013	2012	2011
Expected life	3 years	3 years	3 years
Volatility	43.17%	75.86%	93.19%
Risk-free interest rate	.38%	.83%	1.20%
Dividend yield	.38%	.47%	.51%

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

The Company received cash proceeds from the exercise of stock options of $83, $386 and $236 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. In fiscal 2013, fiscal 2012 and fiscal 2011, the Company recognized a $41, $244 and $115, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2013, fiscal 2012 and fiscal 2011:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2010	175	$10.37
Granted	20	$15.25
Exercised	(36)	$6.52

Outstanding at March 31, 2011	159	$11.87
Granted	9	$21.19
Exercised	(50)	$7.72
Expired	(3)	$30.88
Forfeited	(1)	$18.09

Outstanding at March 31, 2012	114	$13.90
Granted	49	$18.65
Exercised	(13)	$6.35
Forfeited	(4)	$18.65

Outstanding at March 31, 2013	146	$16.04	6.49 years	$1,384

Vested or expected to vest at March 31, 2013	141	$15.96	6.41 years	$1,348

Exercisable at March 31, 2013	89	$14.44	4.98 years	$1,028

The following table summarizes information about stock options outstanding at March 31, 2013:

Exercise Price	Options Outstanding at March 31, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 2.50	5	$2.50	1.58
5.56-8.01	31	6.98	3.73
12.52-15.25	42	14.91	6.38
18.65-21.19	54	19.06	9.01
30.88-44.50	14	32.71	5.19

2.50-44.50	146	16.04	6.49

The Company calculated intrinsic value (the amount by which the stock price exceeds the exercise price of the option) as of March 31, 2013. The Company’s closing stock price was $24.74 as of March 31, 2013. The total intrinsic value of the stock options exercised during fiscal 2013, fiscal 2012 and fiscal 2011 was $203, $776 and $419, respectively. As of March 31, 2013, there was $885 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 1.57 years.

The outstanding options expire between October 2014 and May 2022. Options, stock awards and performance awards available for future grants were 449 at March 31, 2013.

The following table summarizes information about the Company’s restricted stock awards during fiscal 2013, fiscal 2012 and fiscal 2011:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at March 31, 2010	19	$16.15
Granted	24	$15.25
Vested	(11)	$15.28

Non-vested at March 31, 2011	32	$15.77
Granted	32	$20.91
Vested	(15)	$15.84

Non-vested at March 31, 2012	49	$19.11
Granted	26	$18.65
Vested	(8)	$22.02
Forfeited	(6)	$19.19

Non-vested at March 31, 2013	61	$18.51	$379

The Company has a Long-Term Incentive Plan which provides for awards of share equivalent units for outside directors based upon the Company’s performance. Each unit is equivalent to one share of the Company’s common stock. Share equivalent units are credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income is at least 100% of the approved budgeted net income for the year. The share equivalent units are payable in cash or stock upon retirement. Compensation cost for share equivalent units is recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $10 in fiscal 2013, $20 in fiscal 2012 and $30 in fiscal 2011. At March 31, 2013 and 2012, there were 43 and 42 share equivalent units, respectively, in the Plan and the related liability recorded was $310 and $295 at March 31, 2013 and 2012, respectively. The expense (income) to mark to market the share equivalent units was $2, $(2) and $6 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. On March 12, 2009, the Compensation Committee of the Company’s Board of Directors suspended the Long-Term Incentive Plan for Directors first elected after such date.

On July 29, 2010, the Company’s stockholders approved the Graham Corporation Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. In fiscal 2013, fiscal 2012 and fiscal 2011, 19, 19 and 13 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years. During fiscal 2013, fiscal 2012 and fiscal 2011, the Company recognized stock-based compensation cost of $52, $55 and $47, respectively, related to the ESPP and $19, $19 and $16, respectively, of related tax benefits. The Company recognized a $2, $3 and $5 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

Net sales by product line for the following fiscal years are:

	Year ended March 31,
	2013	2012	2011
Heat transfer equipment	$43,764	$27,927	$28,923
Vacuum equipment	22,891	43,635	26,227
All other	38,318	31,624	19,085

Net sales	$104,973	$103,186	$74,235

The breakdown of net sales by geographic area for the following fiscal years is:

	Year ended March 31,
	2013	2012	2011
Net Sales:
Africa	$235	$371	$1,677
Asia	17,048	17,339	16,134
Australia & New Zealand	29	2,840	62
Canada	7,084	4,626	3,059
Central America	4,633	224	76
Mexico	89	112	930
Middle East	14,834	16,264	11,857
South America	3,299	5,407	6,050
U.S.	55,695	55,432	33,358
Western Europe	2,027	571	1,032

Net sales	$104,973	$103,186	$74,235

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In each of fiscal 2012 and fiscal 2011, total sales to one customer amounted to 14% of total net sales. In fiscal 2012 and fiscal 2011, it was not the same customer whose sales accounted for 14% of total sales. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2013.

Note 14 — Purchase of Treasury Stock:

In fiscal 2013, the Company’s Board of Directors extended the Company’s stock repurchase program. Under the stock repurchase program, up to 1,000 shares of the Company’s common stock are permitted to be repurchased by the Company from time to time either in the open market or through privately negotiated transactions. The stock repurchase program terminates at the earlier of: (a) the expiration of the program on July 29, 2013; (b) when all 1,000 shares authorized thereunder are repurchased; or (c) when the Board of Directors otherwise determines to terminate the program. Cash on hand has been used to fund all stock repurchases under the program. The Company did not purchase any stock under the program during fiscal 2013. At March 31, 2013 and 2012, the Company had purchased a total of 377 shares at a cost of $3,613 under this program.

Note 15 — Commitments and Contingencies:

The Company has been named as a defendant in certain lawsuits alleging personal injury from exposure to asbestos allegedly contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of March 31, 2013, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

Note 16 — Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2013 and fiscal 2012 is presented below:

Year ended March 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$22,533	$25,902	$25,633	$30,905	$104,973
Gross profit	6,236	7,913	7,128	10,545	31,822
Net income	1,390	2,615	3,047	4,096	11,148
Per share:
Net income:
Basic	$.14	$.26	$.30	$.41	$1.11
Diluted	$.14	$.26	$.30	$.41	$1.11
Market price range of common stock	$17.02-23.13	$16.20-$20.00	$16.45-21.22	$19.60-24.80	$16.20-24.80

Year ended March 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$25,012	$33,595	$24,329	$20,250	$103,186
Gross profit	8,197	12,800	6,462	5,176	32,635
Net income	3,016	5,468	1,640	429	10,553
Per share:
Net income:
Basic	$.30	$.55	$.16	$.04	$1.06
Diluted	$.30	$.55	$.16	$.04	$1.06
Market price range of common stock	$17.74-26.30	$15.00-21.24	$14.36-24.98	$19.26-25.04	$14.36-26.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Rochester, New York

June 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2013. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2013 of the Company and our reports dated June 5, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Rochester, New York

June 5, 2013

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President — Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2013 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2013.

Code of Ethics.    We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.graham-mfg.com by clicking on the “Corporate Governance” heading in the “Investor Relations” tab. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in our proxy statement for our 2013 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2013 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2013

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	146	$15.96	449
Equity compensation plans not approved by security holders	—	—	—

Total	146	$15.96	449

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2013 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in our proxy statement for our 2013 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and for each of the three years in the period ended March 31, 2013, and the Company’s internal control over financial reporting as of March 31, 2013, and have issued our reports thereon dated June 5, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Rochester, New York

June 5, 2013

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2013
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$43	$(10)	$—	$—	$33
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	215	360	—	(167)	408
Year ended March 31, 2012
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$26	$98	$—	$(81)	$43
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	202	53	—	(40)	215
Year ended March 31, 2011
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$17	$8	$1	$—	$26
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	369	59	—	(226)	202
Restructuring reserve	3	—	—	(3)	—

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	Articles of Incorporation and By-Laws

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

#10.26	Compensation information regarding named executive officer base salaries previously filed on the Company’s Current Report on Form 8-K dated March 21, 2013 is incorporated herein by reference.

#10.27

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

#10.28

Separation Agreement between Graham Corporation and Robert Platt dated January 31, 2013 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012.

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

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(21)	Subsidiaries of the registrant

*21.1	Subsidiaries of the registrant

(22)	Published report regarding matters submitted to vote of security holders.

Not applicable.

(23)	Consents of Experts and Counsel

*23.1	Consent of Deloitte & Touche LLP

(24)	Power of Attorney

Not applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*32.1	Section 1350 Certifications

(99)	Additional Exhibits

Not applicable.

(101)	Interactive Date File

±*101.INS	XBRL Instance Document

±*101.SCH	XBRL Taxonomy Extension Schema Document

±*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

±*101.DEF	XBRL Taxonomy Definitions Linkbase Document

±*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

±*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±

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

GRAHAM CORPORATION

June 5, 2013	By:	/s/	JEFFREY F. GLAJCH
Jeffrey F. Glajch
Vice President-Finance & Administration, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/	JAMES R. LINES	President and Chief Executive Officer and Director (Principal Executive Officer)	June 5, 2013
James R. Lines

/s/	JEFFREY F. GLAJCH	Vice President-Finance & Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	June 5, 2013
Jeffrey F. Glajch

/S/	JENNIFER R. CONDAME	Chief Accounting Officer (Principal Accounting Officer)	June 5, 2013
Jennifer R. Condame

/S/	JAMES J. BARBER	Director	June 5, 2013
James J. Barber

/S/	JERALD D. BIDLACK	Director and Chairman of the Board	June 5, 2013
Jerald D. Bidlack

/S/	ALAN FORTIER	Director	June 5, 2013
Alan Fortier

/S/	HELEN H. BERKELEY	Director	June 5, 2013
Helen H. Berkeley

/S/	JAMES J. MALVASO	Director	June 5, 2013
James J. Malvaso

/S/	GERARD T. MAZURKIEWICZ	Director	June 5, 2013
Gerard T. Mazurkiewicz

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2013

GRAHAM CORPORATION