Form 10-Q
period 2013-06-30
GRAHAM CORP
filed 2013-07-30
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, there were outstanding 10,033,905 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2013 and March 31, 2013 and for the Three-Month Periods

Ended June 30, 2013 and 2012

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(Amounts in thousands, except per share data)
Net sales	$28,256	$22,533
Cost of products sold	18,241	16,297

Gross profit	10,015	6,236

Other expenses and income:
Selling, general and administrative	4,346	4,028
Selling, general and administrative—amortization	57	56
Interest income	(11)	(11)
Interest expense	5	80

Total other expenses and income	4,397	4,153

Income before provision for income taxes	5,618	2,083
Provision for income taxes	1,810	693

Net income	3,808	1,390
Retained earnings at beginning of period	84,632	74,383
Dividends	(301)	(200)

Retained earnings at end of period	$88,139	$75,573

Per share data
Basic:
Net income	$0.38	$0.14

Diluted:
Net income	$0.38	$0.14

Weighted average common shares outstanding:
Basic	10,057	10,002
Diluted	10,086	10,028
Dividends declared per share	$0.03	$0.02

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2013	2012
	(Amounts in thousands, except per share data)
Net income	$3,808	$1,390

Other comprehensive income:
Foreign currency translation adjustment	7	(15)
Defined benefit pension and other postretirement plans net of income tax of $78 and $78, respectively	143	143

Total other comprehensive income	150	128

Total comprehensive income	$3,958	$1,518

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2013	2013
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$25,693	$24,194
Investments	27,499	27,498
Trade accounts receivable, net of allowances ($37 and $33 at June 30 and March 31, 2013, respectively)	17,236	9,440
Unbilled revenue	10,128	13,113
Inventories	9,518	11,171
Prepaid expenses and other current assets	1,421	783
Income taxes receivable	1,007	2,635
Deferred income tax asset	126	69

Total current assets	92,628	88,903
Property, plant and equipment, net	13,100	13,288
Prepaid pension asset	2,547	2,349
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,743	4,788
Other assets	11	167

Total assets	$130,267	$126,733

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$86	$87
Accounts payable	7,714	9,429
Accrued compensation	4,574	5,018
Accrued expenses and other current liabilities	3,727	3,051
Customer deposits	7,801	6,919
Deferred income tax liability	374	373

Total current liabilities	24,276	24,877
Capital lease obligations	107	127
Accrued compensation	314	308
Deferred income tax liability	7,298	7,131
Accrued pension liability	238	227
Accrued postretirement benefits	932	923
Other long-term liabilities	147	145

Total liabilities	33,312	33,738

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value -
Authorized, 500 shares
Common stock, $.10 par value -
Authorized, 25,500 shares
Issued, 10,361 and 10,331 shares at June 30 and March 31, 2013, respectively	1,036	1,033
Capital in excess of par value	18,896	18,596
Retained earnings	88,139	84,632
Accumulated other comprehensive loss	(7,883)	(8,033)
Treasury stock, 327 and 327 shares at June 30 and March 31, 2013, respectively	(3,233)	(3,233)

Total stockholders’ equity	96,955	92,995

Total liabilities and stockholders’ equity	$130,267	$126,733

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Operating activities:
Net income	$3,808	$1,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	493	464
Amortization	57	56
Amortization of unrecognized prior service cost and actuarial losses	221	222
Discount accretion on investments	(3)	(2)
Stock-based compensation expense	195	171
Loss on disposal or sale of property, plant and equipment	—	3
Deferred income taxes	183	(99)
(Increase) decrease in operating assets:
Accounts receivable	(7,900)	2,039
Unbilled revenue	2,992	5,012
Inventories	1,843	(580)
Prepaid expenses and other current and non-current assets	(645)	(95)
Prepaid pension asset	(198)	(192)
Increase (decrease) in operating liabilities:
Accounts payable	(1,731)	(340)
Accrued compensation, accrued expenses and other current and non-current liabilities	234	(274)
Customer deposits	797	(3,087)
Income taxes payable/receivable	1,628	783
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	26	6

Net cash provided by operating activities	2,000	5,477

Investing activities:
Purchase of property, plant and equipment	(295)	(300)
Purchase of investments	(22,999)	(20,996)
Redemption of investments at maturity	23,000	15,000

Net cash used by investing activities	(294)	(6,296)

Financing activities:
Principal repayments on capital lease obligations	(21)	(21)
Issuance of common stock	48	—
Dividends paid	(301)	(200)
Excess tax benefit (deficiency) on stock awards	61	(11)

Net cash used by financing activities	(213)	(232)

Effect of exchange rate changes on cash	6	(11)

Net increase (decrease) in cash and cash equivalents	1,499	(1,062)
Cash and cash equivalents at beginning of year	24,194	25,189

Cash and cash equivalents at end of period	$25,693	$24,127

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include (i) its wholly-owned foreign subsidiary located in China and (ii) its wholly-owned domestic subsidiary located in Lapeer, Michigan. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2013 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2013. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“fiscal 2013”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.

The Company’s results of operations and cash flows for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014 (“fiscal 2014”).

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

NOTE 3 – INVESTMENTS:

Investments consist solely of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at June 30, 2013 are scheduled to mature on or before September 26, 2013.

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

Major classifications of inventories are as follows:

	June 30, 2013	March 31, 2013
Raw materials and supplies	$2,737	$2,865
Work in process	12,356	13,470
Finished products	524	572

	15,617	16,907
Less—progress payments	6,099	5,736

Total	$9,518	$11,171

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2013
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	457	2,243

	$2,870	$627	$2,243

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2013
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	412	2,288

	$2,870	$582	$2,288

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over the estimated useful lives. Intangible amortization expense for the three months ended June 30, 2013 and 2012 was $45 and $45, respectively. As of June 30, 2013, amortization expense is estimated to be $135 for the remainder of fiscal 2014 and $180 in each of the fiscal years ending March 31, 2015, 2016, 2017 and 2018.

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

Stock option awards granted in the three months ended June 30, 2013 and 2012 were 0 and 49, respectively. The stock option awards granted in the first quarter of fiscal 2013 vest 33 1/3% per year over a three-year term and have a term of ten years from their grant date.

Restricted stock awards granted in the three-month periods ended June 30, 2013 and 2012 were 32 and 26, respectively. Performance vested restricted stock awards of 14 and 18 granted to officers in fiscal 2014 and fiscal 2013, respectively, vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics for the applicable three-year period. Time vested restricted stock awards of 12 granted to officers and key employees in fiscal 2014 vest 33 1/3% per year over a three-year period. Time vested restricted stock awards of 6 and 8 granted to directors in fiscal 2014 and fiscal 2013, respectively, vest 100% on the first anniversary of the grant date.

During the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $180 and $156, respectively. The income tax benefit recognized related to stock-based compensation was $63 and $55 for the three months ended June 30, 2013 and 2012, respectively.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85 percent of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation costs of $15 and $15, respectively, related to the ESPP and $5 and $5, respectively, of related tax benefits.

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

	Three Months Ended June 30,
	2013	2012
Basic income per share
Numerator:
Net income	$3,808	$1,390

Denominator:
Weighted common shares outstanding	10,014	9,960
Share equivalent units (“SEUs”)	43	42

Weighted average common shares and SEUs	10,057	10,002

Basic income per share	$0.38	$0.14

Diluted income per share
Numerator:
Net income	$3,808	$1,390
Denominator:
Weighted average shares and SEUs outstanding	10,057	10,002
Stock options outstanding	29	26

Weighted average common and potential common shares outstanding	10,086	10,028

Diluted income per share	$0.38	$0.14

Options to purchase a total of 14 and 23 shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended June 30,
	2013	2012
Balance at beginning of period	$408	$215
(Income) expense for product warranties	(20)	11
Product warranty claims paid	(57)	(32)

Balance at end of period	$331	$194

The income of $20 for product warranties in the three months ended June 30, 2013 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9—CASH FLOW STATEMENT:

Interest paid was $3 and $3 for the three months ended June 30, 2013 and 2012, respectively. In addition, income taxes (refunded) paid for the three months ended June 30, 2013 and 2012 were $(61) and $29, respectively.

During the three months ended June 30, 2013 and 2012, respectively, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded (reduced) the tax benefit that had been recorded pertaining to the compensation cost recognized by $61 and $(11), respectively, for such periods. This excess tax benefit (deficiency) has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At June 30, 2013 and 2012, respectively, there were $10 and $10 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended June 30,
	2013	2012
Service cost	$144	$136
Interest cost	340	357
Expected return on assets	(682)	(684)
Amortization of:
Unrecognized prior service cost	1	1
Actuarial loss	250	252

Net pension cost	$53	$62

The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2013 and does not expect to make any contributions to the plan for the balance of fiscal 2014.

The components of the postretirement benefit income are as follows:

	Three Months Ended June 30,
	2013	2012
Service cost	$—	$—
Interest cost	8	9
Amortization of prior service benefit	(41)	(41)
Amortization of actuarial loss	11	10

Net postretirement benefit income	$(22)	$(22)

The Company paid benefits of $0 related to its postretirement benefit plan during the three months ended June 30, 2013. The Company expects to pay benefits of approximately $107 for the balance of fiscal 2014.

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

As of June 30, 2013, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

The liability for unrecognized tax benefits related to research and development tax credits was $134 and $134 at June 30, 2013 and March 31, 2013, respectively. The Company had one additional unrecognized tax benefit of $882 as of March 31, 2012 which was resolved with the IRS during the three months ended June 30, 2012, resulting in a reversal of the liability.

The Company is subject to examination in federal and state tax jurisdictions for tax years 2011 through 2012 and tax years 2008 through 2012, respectively. The Company is subject to examination in its international tax jurisdiction for tax years 2010 through 2012. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During the three months ended June 30, 2013 and 2012, the Company recorded $2 and $62, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in the three-month periods ended June 30, 2013 or 2012.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2013 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2013	$(8,443)	$410	$(8,033)
Other comprehensive income before reclassifications	—	7	7
Amounts reclassified from accumulated other comprehensive loss	143	—	143

Net current-period other comprehensive income	143	7	150

Balance at June 30, 2013	$(8,300)	$417	$(7,883)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$40	(1)
Amortization of actuarial loss	(261	)(1)

	(221)		Income before provision for income taxes
	(78)		Provision for income taxes

	$(143)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

In July 2012, the FASB amended its guidance related to periodic testing of indefinite-lived intangible assets for impairment. The amended guidance is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The guidance also enhances the consistency of impairment testing among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the guidance, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The provisions of the amended guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will perform its annual impairment testing of indefinite-lived intangible assets pursuant to this guidance during the third quarter of fiscal 2014. The adoption of the amended guidance is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance related to the disclosure of amounts reclassified out of accumulated other comprehensive income. This guidance adds new disclosure requirements either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This guidance gives companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company adopted this guidance during the first quarter of fiscal 2014 and such adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changed the disclosures surrounding AOCI (See Note 13).

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells equipment that is critical to the energy industry which includes the oil refining, petrochemical, cogeneration, nuclear and alternative power markets. With world-renowned engineering expertise in vacuum and heat transfer technology and extensive nuclear code accredited fabrication and specialty machining experience, we design and manufacture custom-engineered ejectors, pumps, surface condensers and vacuum systems as well as supplies and components for utilization both inside the reactor vessel and outside the containment vessel of nuclear power facilities. Our equipment is also used in nuclear propulsion power systems for the defense industry and can be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters is located in Batavia, New York and we have production facilities in both Batavia, New York and at our wholly-owned subsidiary, Energy Steel & Supply Co. (“Energy Steel”), located in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China, which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.

Our current fiscal year (which we refer to as “fiscal 2014”) ends March 31, 2014.

Highlights

Highlights for the three months ended June 30, 2013 include:

•

Net sales for the first quarter of fiscal 2014 were $28,256, an increase of 25% compared with $22,533 for the first quarter of the fiscal year ended March 31, 2013 (we refer to the fiscal year ended March 31, 2013 as “fiscal 2013”).

•

Net income and income per diluted share for the first quarter of fiscal 2014 were $3,808 and $0.38, compared with net income of $1,390 and income per diluted share of $0.14 for the first quarter of fiscal 2013.

•

Orders booked in the first quarter of fiscal 2014 were $32,783, up 66% compared with the first quarter of fiscal 2013, when orders were $19,721. Orders were particularly strong in the domestic market, with 87% of total orders coming from the U.S.

•	Backlog increased to $90,382 at June 30, 2013, representing a 5% increase compared with March 31, 2013, when backlog was $85,768.

•	Gross profit margin and operating margin for the first quarter of fiscal 2014 were 35% and 20%, respectively, compared with 28% and 10%, respectively, for the first quarter of fiscal 2013.

•	Cash and short-term investments at June 30, 2013 were $53,192 compared with $51,692 at March 31, 2013.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2013.

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability expectations;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	our ability to continue to pursue our acquisition and growth strategy;

•	our ability to expand nuclear power work, including into new markets;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “might,” “intend,” “interest,” “appear,” “expect,” “suggest,” “plan,” “potential,” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

We continued to see strong bidding activity during the first quarter of fiscal 2014. Bidding activity is a leading indicator of the direction and health of our markets. We believe the business environment is continuing to improve and that our customers are becoming more inclined to procure the equipment needed for their projects. This supports our belief that the oil refining, petrochemical and related markets we serve remain in the early stages of a business recovery. The current activity level within our pipeline continues to be more positive than in the past few years.

We believe the following demand trends that are influencing our customers’ investments include:

•

Emerging economies, especially in Asia, continue to have relatively strong economic growth. We believe that this expansion is driving growing energy requirements and the need for more energy and energy related products.

•

The expansion of the economies of oil-producing Middle Eastern countries, their desire to extract greater value from their oil and gas resources, and the continued global growth in demand for oil and refined products has renewed investment activity in that region. Moreover, the planned timeline of refinery and petrochemical projects in the major oil-producing Middle Eastern countries is encouraging.

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

•

South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by their expanding economies, and increased local demand for transportation fuels and other products that are made from oil as the feedstock. South American countries are also working to extract more value from their natural resources by supplying energy products into the global markets. However, the South American market can be unpredictable and has historically been slower to invest than other emerging markets.

•

The U.S. refining market has recently exhibited improvement. We do not expect this market to return to the levels experienced during the last upcycle, but anticipate that this market will improve compared with its levels over the past few years. We expect that the U.S. refining markets will continue to be an important aspect of our business.

•

We are beginning to see renewed signs of planned investments in the U.S. to convert greater percentages of crude oil to transportation fuels, such as revamping distillation columns to extract residual higher-value components from the low-value waste stream. We are also seeing renewed investment to expand the flexibility of facilities to allow them to utilize multiple feed stocks. Moreover, a trend to upgrade existing equipment in order to extend on-stream operation duration between planned shutdowns has emerged that in turn has resulted in an increase in demand for our equipment.

•

Lower natural gas cost and a significant increase in supply is a relatively recent phenomena, having occurred over the past few years, and has been driven by technology advancements in drilling. The dramatic change in natural gas costs and expectation of steady supply in the U.S. has led to a revival in the U.S. petrochemical market and recent movements toward potential major investment. There are numerous new projects in planning or initial engineering phases for the construction of new petrochemical producing facilities, including ethylene, methanol, ammonia and urea facilities. In addition, existing petrochemical facilities are evaluating restarting idled process units or debottlenecking existing operations to increase throughput. We currently have a number of these projects in our pipeline and have begun to add new orders into backlog associated with the North American petrochemical/chemical markets. We historically have had strong market share within U.S. petrochemical facilities. Lower natural gas cost has also made the U.S. production of ethane, which is a by-product of natural gas production, favorably competitive with naphtha, which is a by-product of crude oil refining, as a feedstock for ethylene production. Proposed ethylene capacity expansion and re-opening of mothballed facilities in the U.S., as well as downstream products, are being discussed by petrochemical producers for the first time in well over a decade. We believe investment in U.S. petrochemical markets could be significant over the next several years.

•

Investments, including foreign investments, in North American oil sands projects have occurred over the past few years. These investments suggest that downstream spending involving our equipment might increase in the next several years.

•

The continued progress at the new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggest some growth in the domestic nuclear market. However, investment in new nuclear power capacity in the U.S. and internationally may remain uncertain due to political and social pressures, which were augmented by the tragic earthquake and tsunami that occurred in Japan in March 2011. Moreover, the low cost of domestic natural gas may shift investment away from the nuclear market in North America.

•	The need for additional safety and back up redundancies at existing domestic nuclear plants driven by new regulatory requirements could increase demand for our products in the near-term.

•

The desire to extend the life of the existing nuclear plants including new operating licenses and expanded output (re-rating) of the facilities will require investment and could increase demand for our products.

We expect that the consequences of the trends described above will drive revenue growth for us. As we look forward at margin potential in this cycle, we expect growth in emerging markets to result in increased pressure on pricing and gross margins, as these markets historically provided lower margins than North American refining markets. We do believe investments in new petrochemical capacity built in North America may provide a partial offset to this margin pressure. Adding these pieces together, we believe peak margins in the current cycle may be somewhat less than the previous cycle, which was driven by the domestic refining market.

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will continue to experience volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both relatively strong and weak quarters. As the chart below indicates, quarterly orders can vary significantly.

Looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a trailing twelve-month period provides a better measure of our business. A good example of this is the first quarter of fiscal 2014, where 87% of total orders came from the U.S. We believe that the increase in domestic orders during our first quarter resulted from the timing of projects which closed in the current quarter. While the first quarter had a strong predominance of domestic orders, it is premature to suggest a trend or shift toward the U.S. market. However, it is possible that fiscal 2014 could see a heavier weighting of domestic orders than the past few years. We will discuss this further as the fiscal year continues.

Our quarterly order levels and trailing twelve-month order levels for the first quarter of fiscal 2014, and the four quarters of fiscal 2013 and fiscal year ended March 31, 2012 (which we refer to as “fiscal 2012”), respectively, are set forth in the chart below.

Expected International Growth in Refining and Chemical Processing and Domestic Growth in Chemical Processing, Nuclear Power and U.S. Navy Projects

We expect growth in refining capacity to be driven by emerging markets. We also expect incremental investments in the domestic market for the existing refining facilities. Investment in the chemical and petrochemical processing markets is expected to be split between North America and the international market. We believe our revenue opportunities in chemicals and petrochemicals will be balanced between the domestic and international markets. This compares with the previous cycle, which was almost exclusively driven by the international markets. We have also expanded our addressable markets with the expansion of our capabilities in the power market and our focus on the U.S. Navy nuclear propulsion projects.

Over the long-term, we expect our customers’ markets to regain their strength and, while remaining cyclical, continue to grow. We believe the long-term trends remain strong and that the drivers of future growth include:

•

Global consumption of crude oil is estimated to expand significantly over the next two decades, primarily in emerging markets. This is expected to offset estimated flat to slightly declining demand in North America and Europe. In addition, an increased trend toward export supply of finished product from the Middle East to Europe is expected.

•	Global oil refining capacity is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions.

•	Increased demand is expected for power, refinery and petrochemical products, stimulated by an expanding middle class in Asia and the Middle East.

•	More domestic refineries are expected to convert their facilities to use heavier, more readily available and lower cost crude oil as a feedstock.

•	Lower costs and increased supply are expected to drive increased domestic use of natural gas in the U.S., as well as the ability to export liquefied natural gas to serve other regions.

•

Shale gas development and the resulting availability and abundance of affordable natural gas as feedstock to U.S.-based chemical/petrochemical facilities is expected to lead to renewed investment in chemical/petrochemical facilities in the U.S.

•	Construction of new petrochemical plants in the Middle East is expected to meet local demand.

•	Increased development of geothermal electrical power plants in certain regions is expected to address projected growth in demand for electrical power.

•	Increased investments in new power generation projects are expected in Asia and South America to meet projected consumer demand increases.

•	Long-term growth potential is expected in alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, and waste-to-energy.

•	Increased regulation worldwide, impacting the refining, petrochemical and nuclear power industries are expected to continue to drive requirements for capital investments.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased project development of international nuclear facilities is expected.

We believe that all of the above factors offer us long-term growth opportunities to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.

Our domestic sales, as a percentage of aggregate product sales, were 53% in the first quarter of fiscal 2014. This is compared with 56% in the same quarter last year. In fiscal 2012 and fiscal 2013, domestic sales increased to 54% and 53%, respectively. We expect domestic sales to continue to comprise slightly more than half of our total sales, however, if domestic orders continue to be strong over the remaining part of fiscal 2014, the percentage of domestic business could increase compared with the past two years.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Net sales	$28,256	$22,533
Net income	$3,808	$1,390
Diluted income per share	$0.38	$0.14
Total assets	$130,267	$112,749

The First Quarter of Fiscal 2014 Compared With the First Quarter of Fiscal 2013

Sales for the first quarter of fiscal 2014 were $28,256, a 25% increase as compared with sales of $22,533 for the first quarter of fiscal 2013. The increase in the current quarter’s sales was driven by higher volume in the refining and power markets. International sales year-over-year increased $3,343, or 34%, due to an increase of $3,821 in Asia from the refining market in China. International sales accounted for 47% and 44% of total sales for the first quarter of fiscal 2014 and fiscal 2013, respectively. Domestic sales increased $2,380, or 19%, in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. Fluctuations in sales among products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. Sales in the three months ended June 30, 2013 were 45% to the refining industry, 16% to the chemical and petrochemical industries, 27% to the power industry, including the nuclear market and 12% to other commercial and industrial applications. Sales in the three months ended June 30, 2012 were 23% to the refining industry, 25% to the chemical and petrochemical industries, 23% to the power industry, and 29% to other commercial and industrial applications. For additional information on future sales and our markets, see “Orders and Backlog” below.

Our gross profit margin for the first quarter of fiscal 2014 was 35% compared with 28% for the first quarter of fiscal 2013. Gross profit dollars for the first quarter of fiscal 2014 increased 61% compared with fiscal 2013, to $10,015 from $6,236. Gross profit percentage and dollars increased primarily due to higher volume and capacity utilization, a greater level of short cycle sales that reflected stronger pricing and conversion of projects during the first quarter of fiscal 2014 which had more favorable pricing compared with the projects converted in the first quarter of fiscal 2013.

Selling, general and administrative (“SG&A”) expenses as a percent of sales for the three-month periods ended June 30, 2013 and 2012 were 16% and 18%, respectively. SG&A expenses in the first quarter of fiscal 2014 were $4,403, an increase of $319, or 8%, compared with the first quarter of fiscal 2013 SG&A of $4,084. The increase in SG&A expenses was primarily due to compensation related costs and sales commissions, particularly in Asia, driven by higher volume.

Interest income for the three month-periods ended June 30, 2013 and 2012 was $11 and $11, respectively. Low levels of interest income resulted from the continuing low level of interest rates on short term U.S. government securities and money market rates.

Interest expense was $5 for the quarter ended June 30, 2013, down from $80 for the quarter ended June 30, 2012. The decrease was due to a reduction in interest recorded relating to our uncertain tax positions.

The tax rate in the first quarter of fiscal 2014 was 32%, which compares with 33% in the same period last year.

Net income for the first three months of fiscal 2014 compared with the first three months of fiscal 2013 was $3,808 and $1,390, respectively. Income per diluted share was $0.38 and $0.14, for the respective periods.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2013	2013
Cash and investments	$53,192	$51,692
Working capital	68,352	64,026
Working capital ratio(1)	3.8	3.6

(1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first quarter of fiscal 2014 was $2,000, compared with $5,477 of cash generated for the first quarter of fiscal 2013. The decrease in cash generated was due to higher levels of accounts receivable in the first quarter of fiscal 2014, driven by the timing of progress payment invoice schedules and higher sales. This was partly offset by higher net income, lower inventory and higher customer deposits.

Dividend payments and capital expenditures in the first quarter of fiscal 2014 were $301 and $295, respectively, compared with $200 and $300, respectively, for the first quarter of fiscal 2013. The higher dividend payment was due to the 50% increase in dividends per share announced in January 2013.

Capital expenditures for fiscal 2014 are expected to be between approximately $3,500 and $4,500. We may exceed this range subject to market conditions. Approximately 75%—85% of our fiscal 2014 capital expenditures are expected to be for machinery and equipment, with the remaining amounts anticipated to be used for information technology and other items.

Cash and investments were $53,192 on June 30, 2013 compared with $51,692 on March 31, 2013, up $1,500, or 3%.

We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit and allows us to pay a lower cost on those letters of credit.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on June 30, 2013 and March 31, 2013 were $7,694 and $12,354, respectively. There were no other amounts outstanding on our credit facility at June 30, 2013 and March 31, 2013. Our borrowing rate as of June 30 and March 31, 2013 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $17,306 at June 30, 2013. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Orders for the three-month period ended June 30, 2013 were $32,783 compared with $19,721 for the same period last year, an increase of 66%. Orders represent written communications received from customers requesting us to supply products and services. Domestic orders were 87% of total orders, or $28,635, and international orders were 13% of total orders, or $4,148, in the current quarter compared with the first quarter of fiscal 2013, when domestic orders were 41%, or $8,006, of total orders, and international orders were 59%, or $11,715, of total orders. See “Current Market Conditions” for additional information.

Backlog was $90,382 at June 30, 2013, compared with $85,768 at March 31, 2013, a 5% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 70% to 75% of orders currently in backlog are expected to be converted to sales within the next twelve months. At June 30, 2013, 28% of our backlog was attributable to equipment for refinery project work, 24% for chemical and petrochemical projects, 19% for power projects, including nuclear, and 29% for other industrial or commercial applications (including the carrier order for the U.S. Navy). At June 30, 2012, 30% of our backlog was attributed to equipment for refinery project work, 18% for chemical and petrochemical projects, 26% for power projects, and 26% for other industrial or commercial applications. At June 30, 2013, we had no projects on hold.

Outlook

We believe that the refinery and petrochemical markets we serve continue to be in the early stages of a global recovery. Our pipeline has continued to expand throughout the last twelve months and appears to have stabilized at a historically high level, approximately double the size that it was at the start of the last cycle. We believe that the current quarter’s order level of $32,783 reflects the improved pipeline. As the current fiscal year continues to unfold, we believe the improved strength of the energy markets will become more evident. With our strong project pipeline, we anticipate improving quarterly order levels, though the timing of any improvements are still uncertain.

We expect revenue to be approximately $100,000 to $115,000 in fiscal 2014, a 5% decrease to a 10% increase as compared with fiscal 2013. Our expected growth range for fiscal 2014 assumes conversion of backlog as well as continued market improvement and investment by our customers. To achieve the upper end of the range, we will need to continue to see strong order levels in the first half of the year and the conversion of a significant portion of those orders into revenue. Although we achieved a strong order level in the first quarter of fiscal 2014, we will need to see those orders begin to convert to revenue in the second half of fiscal 2014. It is possible that some of the orders won in the first quarter of fiscal 2014 will have a longer than normal conversion period. The continued conversion to revenue of the U.S. Navy and two large nuclear projects is expected to contribute significantly to sales in fiscal 2014. Unexpected delays in any of these projects could negatively impact fiscal 2014 revenue and earnings.

We expect gross profit margin in fiscal 2014 to be in the 29% to 31% range. This margin range, which is below the margins achieved in the first quarter of fiscal 2014, will be driven by the utilization of our capacity. We have pre-invested in operations and engineering personnel to prepare for current and future growth opportunities, which has the effect of dampening short term margin improvement and increasing SG&A. However, reducing these costs in the short term, to achieve near term profitability gains, would be counter-productive to the larger expected benefits of the future growth opportunities.

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

As of June 30, 2013, we were subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which we are a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for business combinations, goodwill and intangible asset impairment, accounting for income taxes, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended March 31, 2013.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2013 or March 31, 2013, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2014 were 47% of total sales compared with 44% for the same period of fiscal 2013. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first three months of each of fiscal 2014 and fiscal 2013, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of the first three months of fiscal 2014 and 2013, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2013 and March 31, 2013, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At June 30, 2013, we have no projects on hold.

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

June 30, 2013

PART II—OTHER INFORMATION

Item 5.	Other Information

The below disclosure is being made pursuant to the instruction contained in Item 5 of Form 10-Q. The item numbers below refer to the applicable Current Report on Form 8-K Item numbers.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors;Appointment of Certain Officers; Compensatory Arrangements of Certain Officer.

Employment Agreement with Jennifer R. Condame. On July 24, 2013, the Compensation Committee of the Board of Directors approved an employment agreement with Ms. Condame, who currently serves as our Controller and Chief Accounting Officer. The agreement provides that Ms. Condame will continue to receive an annual minimum base salary as well as other customary benefits. Ms. Condame’s Employment Agreement automatically renews such that it always has a one-year term remaining, unless we or Ms. Condame elect not to extend the term further, in which case the term will end on the first anniversary of the date on which notice of election not to extend is given. If not terminated sooner, the Employment Agreement will end on the last day of the month in which Ms. Condame turns 65.

Pursuant to our employment agreement with Ms. Condame, if her employment with us is terminated for any reason, she will be subject to an 18-month covenant not to compete with us, not to interfere in certain of our business relationships, and not to disclose to anyone our confidential information. Our Employment Agreement with Ms. Condame also provides for us to make certain payments to her in the event we terminate her employment without cause, as such term is defined in the Employment Agreement, or in the event that she voluntarily terminates her employment due to our breach of the Employment Agreement. Those payments include payment of any earned and accrued compensation, including any earned but unpaid annual bonus from a prior year, as well as twelve months’ severance. In addition, Ms. Condame’s Employment Agreement provides that we will indemnify her for any actions brought against her that relate to duties she performed for us in good faith.

A copy of our Employment Agreement with Ms. Condame is attached to this Quarterly Report on Form 10–Q as Exhibit 10.4 and the above description of such Employment Agreement is qualified in its entirety by reference to the terms contained in such Exhibit.

Item 5.07	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on July 25, 2013, our stockholders voted on the matters described below.

1.	Our stockholders elected two directors, each for a three year term expiring at the Annual Meeting of Stockholders to be held in 2016. The number of shares that: (i) voted for the election of each such director; (ii) withheld authority to vote for each such director; and (iii) represented broker non-votes with respect to each such director is summarized in the table below.

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes*
Jerald D. Bidlack	7,008,833	240,347	2,243,898
James J. Malvaso	7,047,538	201,642	2,243,898

2.	On an advisory basis, our stockholders approved the compensation of the our named executive officers as such compensation information is disclosed in our definitive proxy statement filed with the Securities and Exchange Commission on June 17, 2013, including the Compensation Discussion and Analysis, compensation tables and other narrative disclosures included therein. The table below summarizes the number of shares that voted for, against and abstained from voting on the compensation of our named executive officers, as well as the number of shares representing broker non-votes with respect to such advisory vote.

Votes For	Votes Against	Abstentions	Broker Non-Votes*
6,976,921	171,008	101,251	2,243,898

3.	Our stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2014. The number of shares that voted for, against and abstained from voting for the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2014 is summarized in the table below.

Votes For	Votes Against	Abstentions
9,424,314	51,889	16,875

*	Broker non-votes represent shares held by broker nominees for beneficial owners that were not voted with respect to a non-routine proposal because the broker nominee did not receive voting instructions from the beneficial owner and lacked discretionary authority to vote the shares. If a broker does not receive voting instructions from the beneficial owner, a broker may vote on routine matters but may not vote on non-routine matters. Broker non-votes are counted for the purpose of determining the presence of a quorum but are not counted for the purpose of determining the number of shares entitled to vote on non-routine matters such as an election of directors and the advisory vote on our named executive officer compensation.

Item 6.	Exhibits

See index to exhibits on page 32 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: July 30, 2013

INDEX TO EXHIBITS

(10)	Material Contracts

#	10.1	Compensation information, including information regarding stock option and restricted stock grants made to the Company’s named executive officers under the Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company’s Current Report on Form 8-K dated May 30, 2013, is incorporated herein by reference.

+ #	10.2	Form of Employee Performance-Vested Restricted Stock Award Agreement

+ #	10.3	Form of Employee Time Vested Restricted Stock Award Agreement

+ #	10.4	Employment Agreement between Graham Corporation and Jennifer Condame executed and effective on July 25, 2013.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Date File

+	101.INS	XBRL Instance Document

+	101.SCH	XBRL Taxonomy Extension Schema Document

+	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibit filed with this report.
#	Management contract or compensation plan.