Form 10-Q
period 2013-12-31
GRAHAM CORP
filed 2014-02-04
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes ☐    No ☒

As of January 31, 2014, there were outstanding 10,073,147 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31 and March 31, 2013 and for the Three and Nine-Month Periods

Ended December 31, 2013 and 2012

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

December 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)

Net sales	$23,385	$25,633	$76,131	$74,068
Cost of products sold	17,295	18,505	51,737	52,791
Gross profit	6,090	7,128	24,394	21,277
Other expenses and income:
Selling, general and administrative	4,047	3,131	12,786	11,538
Selling, general and administrative - amortization	55	57	168	170
Interest income	(10)	(13)	(31)	(38)
Interest expense	(11)	19	(2)	(271)
Total other expenses and income	4,081	3,194	12,921	11,399
Income before provision for income taxes	2,009	3,934	11,473	9,878
Provision for income taxes	578	887	3,645	2,826
Net income	1,431	3,047	7,828	7,052
Retained earnings at beginning of period	90,426	77,989	84,632	74,383
Dividends	(302)	(200)	(905)	(599)
Retained earnings at end of period	$91,555	$80,836	$91,555	$80,836

Per share data:
Basic:
Net income	$.14	$.30	$.78	$.70

Diluted:
Net income	$.14	$.30	$.78	$.70

Weighted average common shares outstanding:
Basic:	10,070	10,034	10,063	10,023
Diluted:	10,107	10,057	10,099	10,046

Dividends declared per share	$.03	$.02	$.09	$.06

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Amounts in thousands)

Net income	$1,431	$3,047	$7,828	$7,052

Other comprehensive income:
Foreign currency translation adjustment	28	34	73	22
Defined benefit pension and other postretirement plans net of income tax of $78 and $78 for the three months ended December 31, 2013 and 2012, respectively, and $234 and $235 for the nine months ended December 31, 2013 and 2012, respectively	143	144	429	431

Total other comprehensive income	171	178	502	453

Total comprehensive income	$1,602	$3,225	$8,330	$7,505

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2013	2013
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$33,407	$24,194
Investments	30,498	27,498
Trade accounts receivable, net of allowances ($48 and $33 at December 31 and March 31, 2013, respectively)	12,370	9,440
Unbilled revenue	6,590	13,113
Inventories	11,088	11,171
Prepaid expenses and other current assets	1,002	783
Income taxes receivable	1,731	2,635
Deferred income tax asset	48	69
Total current assets	96,734	88,903

Property, plant and equipment, net	13,798	13,288
Prepaid pension asset	2,944	2,349
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,653	4,788
Other assets	202	167
Total assets	$135,569	$126,733

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$ 81	$ 87
Accounts payable	8,117	9,429
Accrued compensation	5,113	5,018
Accrued expenses and other current liabilities	3,030	3,051
Customer deposits	8,312	6,919
Deferred income tax liability	382	373
Total current liabilities	25,035	24,877

Capital lease obligations	67	127
Accrued compensation	158	308
Deferred income tax liability	7,389	7,131
Accrued pension liability	261	227
Accrued postretirement benefits	946	923
Other long-term liabilities	-	145
Total liabilities	33,856	33,738

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value -
Authorized, 500 shares
Common stock, $.10 par value -
Authorized, 25,500 shares
Issued, 10,390 and 10,331 shares at December 31 and March 31, 2013, respectively	1,039	1,033
Capital in excess of par value	19,807	18,596
Retained earnings	91,555	84,632
Accumulated other comprehensive loss	(7,531)	(8,033)
Treasury stock, 317 and 327 shares at December 31 and March 31, 2013, respectively	(3,157)	(3,233)
Total stockholders’ equity	101,713	92,995
Total liabilities and stockholders’ equity	$135,569	$126,733

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2013	2012
	(Amounts in thousands)

Operating activities:
Net income	$7,828	$7,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,478	1,390
Amortization	168	170
Amortization of unrecognized prior service cost and actuarial losses	663	666
Discount accretion on investments	(6)	(10)
Stock-based compensation expense	489	463
Loss on disposal of property, plant and equipment	207	8
Deferred income taxes	88	(259)
(Increase) decrease in operating assets:
Accounts receivable	(3,019)	210
Unbilled revenue	6,559	5,017
Inventories	275	(1,335)
Prepaid expenses and other current and non-current assets	(326)	74
Prepaid pension asset	(595)	(575)
Increase (decrease) in operating liabilities:
Accounts payable	(1,429)	(257)
Accrued compensation, accrued expenses and other current and non-current liabilities	76	(1,138)
Customer deposits	1,305	2,087
Income taxes payable/receivable	904	1,354
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(94)	31
Net cash provided by operating activities	14,571	14,948

Investing activities:
Purchase of property, plant and equipment	(2,161)	(971)
Proceeds from disposal of property, plant and equipment	32	4
Purchase of investments	(80,495)	(60,488)
Redemption of investments at maturity	77,500	50,000
Net cash used by investing activities	(5,124)	(11,455)
Financing activities:
Principal repayments on capital lease obligations	(65)	(61)
Issuance of common stock	421	55
Dividends paid	(905)	(599)
Excess tax benefit (deficiency) on stock awards	220	(2)
Net cash used by financing activities	(329)	(607)
Effect of exchange rate changes on cash	95	35
Net increase in cash and cash equivalents	9,213	2,921
Cash and cash equivalents at beginning of period	24,194	25,189
Cash and cash equivalents at end of period	$33,407	$28,110

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

The Company’s results of operations and cash flows for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014 (“fiscal 2014”).

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

NOTE 3 – INVESTMENTS:

Investments consist solely of fixed-income debt securities issued by the U.S. Treasury with original maturities of greater than three months and less than one year. All investments are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2013 are scheduled to mature on or before March 27, 2014.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented in the line item “Customer deposits” in the Condensed Consolidated Balance Sheets. Unbilled revenue in the Condensed Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for on the percentage-of-completion method. For contracts accounted for on the percentage–of–completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Condensed Consolidated Balance Sheets.

Major classifications of inventories are as follows:

	December 31, 2013	March 31, 2013

Raw materials and supplies	$ 2,677	$ 2,865
Work in process	12,163	13,470
Finished products	560	572

	15,400	16,907
Less - progress payments	4,312	5,736

Total	$11,088	$11,171

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2013
Intangibles subject to amortization:
Backlog	$ 170	$170	$ -
Customer relationships	2,700	547	2,153
	$ 2,870	$717	$2,153

Intangibles not subject to amortization:
Permits	$10,300	$ -	$10,300
Tradename	2,500	-	2,500
	$12,800	$ -	$12,800

At March 31, 2013
Intangibles subject to amortization:
Backlog	$ 170	$170	$ -
Customer relationships	2,700	412	2,288
	$ 2,870	$582	$ 2,288

Intangibles not subject to amortization:
Permits	$10,300	$ -	$10,300
Tradename	2,500	-	2,500
	$12,800	$ -	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense for each of the three-month periods ended December 31, 2013 and 2012 was $45. Intangible amortization expense for each of the nine months ended December 31, 2013 and 2012 was $135. As of December 31, 2013, amortization expense is estimated to be $45 for the remainder of fiscal 2014 and $180 in each of the fiscal years ending March 31, 2015, 2016, 2017 and 2018.

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

There were no stock option awards granted in the three months ended December 31, 2013 and 2012. Stock option awards granted in the nine months ended December 31, 2013 and 2012 were 0 and 49, respectively. The stock option awards granted in fiscal 2013 vest 33 1/3% per year over a three-year term and have a term of ten years from their grant date.

There were no restricted stock awards granted in the three-month periods ended December 31, 2013 and 2012. Restricted stock awards granted in the nine-month periods ended December 31, 2013 and 2012 were 32 and 26, respectively. Performance-vested restricted stock awards of 14 and 18 granted to officers in fiscal 2014 and fiscal 2013, respectively, vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics for the applicable three-year period. Time-vested restricted stock awards of 12 granted to officers and key employees in fiscal 2014 vest 33 1/3% per year over a three-year period. Time-vested restricted stock awards of 6 and 8 granted to directors in fiscal 2014 and fiscal 2013, respectively, vest 100% on the first anniversary of the grant date.

During the three months ended December 31, 2013 and 2012, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $134 and $131, respectively. The income tax benefit recognized related to stock-based compensation was $47 and $46 for the three months ended December 31, 2013 and 2012, respectively. During the nine months ended December 31, 2013 and 2012, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $447 and $423, respectively. The income tax benefit recognized related to stock-based compensation was $157 and $149 for the nine months ended December 31, 2013 and 2012, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock were authorized for purchase under the ESPP. During the three months ended December 31, 2013 and 2012, the Company recognized stock-based compensation costs of $14 and $13, respectively, related to the ESPP and $5 and $5, respectively, of related tax benefits. During the nine months ended December 31, 2013 and 2012, the Company recognized stock-based compensation costs of $42 and $40, respectively, related to the ESPP and $14 and $13, respectively, of related tax benefits.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Basic income per share

Numerator:
Net income	$1,431	$3,047	$7,828	$7,052

Denominator:
Weighted common shares outstanding	10,070	9,991	10,045	9,980
Share equivalent units (“SEUs”)	-	43	18	43
Weighted average common shares and SEUs	10,070	10,034	10,063	10,023

Basic income per share	$.14	$.30	$.78	$.70

Diluted income per share

Numerator:
Net income	$ 1,431	$3,047	$7,828	$7,052

Denominator:
Weighted average shares and SEUs outstanding	10,070	10,034	10,063	10,023
Stock options outstanding	37	23	36	23
Weighted average common and potential common shares outstanding	10,107	10,057	10,099	10,046

Diluted income per share	$.14	$.30	$.78	$.70

Options to purchase a total of 2 and 71 shares of common stock were outstanding at December 2013 and 2012, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Balance at beginning of period	$299	$174	$408	$215
(Income) expense for product warranties	(47)	65	11	73
Product warranty claims paid	(29)	(79)	(196)	(128)
Balance at end of period	$223	$160	$223	$160

The income of $47 for product warranties in the three months ended December 31, 2013 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $9 and $55 for the nine-month periods ended December 31, 2013 and 2012, respectively. In addition, income taxes paid for the nine months ended December 31, 2013 and 2012 were $2,567 and $949, respectively.

During the nine months ended December 31, 2013 and 2012, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded (reduced) the tax benefit that had been recorded pertaining to the compensation cost recognized by $220 and $(2), respectively, for such periods. This excess tax benefit (deficiency) has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At December 31, 2013 and 2012, respectively, there were $66 and $68 of capital purchases that were recorded in accounts payable and are not included in the line item “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows. In the nine months ended December 31, 2013 and 2012, capital expenditures totaling $0 and $11, respectively, were financed through the issuance of capital leases.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Service cost	$144	$136	$ 432	$ 408
Interest cost	340	357	1,019	1,070
Expected return on assets	(682)	(684)	(2,046)	(2,053)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	250	252	751	758
Net pension cost	$ 53	$ 62	$ 159	$ 186

The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2013 and does not expect to make any contributions to the plan for the balance of fiscal 2014.

The components of the postretirement benefit income are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Service cost	$ -	$ -	$ -	$ -
Interest cost	8	9	24	28
Amortization of prior service benefit	(41)	(41)	(124)	(124)
Amortization of actuarial loss	11	10	33	29
Net postretirement benefit income	$(22)	$(22)	$(67)	$ (67)

The Company paid benefits of $3 related to its postretirement benefit plan during the nine months ended December 31, 2013. The Company expects to pay benefits of approximately $104 during the balance of fiscal 2014.

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

As of December 31, 2013, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination in federal and state tax jurisdictions for tax year 2013 and tax years 2009 through 2013, respectively. The Company is subject to examination in the People’s Republic of China for tax years 2011 through 2013. During the third quarter of fiscal year 2014, the U. S. Internal Revenue Service (“IRS”) examination of tax years 2011 and 2012 was completed. Based upon the results of the IRS examination, the Company reduced its liability for unrecognized tax benefits by $134. The liability for unrecognized tax benefits was $0 and $134 at December 31, 2013 and at March 31, 2013, respectively.

It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During the three and nine months ended December 31, 2013, the Company reversed provisions made in previous periods for interest related to its uncertain tax positions of $15 and $11, respectively, based upon the results of the IRS examination of tax years 2011 and 2012. During the three months ended December 31, 2012, the Company recorded $2 for interest related to its uncertain tax positions. During the nine months ended December 31, 2012, the Company reversed provisions that had been made in previous periods for interest related to its uncertain tax positions of $387 due to lower interest assessments by the IRS than expected. Including this reversal, the Company recorded $(323) for interest related to its uncertain tax positions during the nine months ended December 31, 2012. No penalties related to uncertain tax positions were recorded in the three-month or nine-month periods ended December 31, 2013 or 2012.

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

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2013 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total

Balance at April 1, 2013	$(8,443)	$410	$(8,033)
Other comprehensive income before reclassifications	-	73	73
Amounts reclassified from accumulated other comprehensive loss	429	-	429
Net current-period other comprehensive income	429	73	502
Balance at December 31, 2013	$(8,014)	$483	$(7,531)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013

Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$ 40	$ 121(1)
Amortization of actuarial loss	(261)	(784)(1)
	(221)	(663)	Income before provision for income taxes
	(78)	(234)	Provision for income taxes
	$(143)	$(429)	Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

In July 2012, the FASB amended its guidance related to periodic testing of indefinite-lived intangible assets for impairment. The amended guidance is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The guidance also enhances the consistency of impairment testing among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the guidance, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The provisions of the amended guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company considered this guidance in performing its annual impairment testing of the indefinite-lived intangible assets. The adoption of the amended guidance is not expected to have a material impact on its consolidated financial statements.

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

Highlights

Highlights for the three and nine months ended December 31, 2013 (the fiscal year ending March 31, 2014 is referred to as “fiscal 2014”) include:

•

Net sales for the third quarter of fiscal 2014 were $23,385, a decrease of 9% compared with $25,633 for the third quarter of the fiscal year ended March 31, 2013, referred to as “fiscal 2013.” Net sales for the first nine months of fiscal 2014 were $76,131, up 3% compared with net sales of $74,068 for the first nine months of fiscal 2013.

•

Net income and income per diluted share for the third quarter of fiscal 2014 were $1,431 and $0.14, respectively, compared with net income of $3,047 and income per diluted share of $0.30 for the third quarter of fiscal 2013. Net income and income per diluted share for the first nine months of fiscal 2014 were $7,828 and $0.78, respectively, compared with net income of $7,052 and income per diluted share of $0.70 for the first nine months of fiscal 2013. The three and nine-month periods ended December 31, 2012, fiscal 2013, included the reversal of a $975 reserve related to the expected value of the earn out from the Energy Steel acquisition. Excluding this reversal, net income and net income per diluted share for the third quarter of fiscal 2013 were $2,072 and $0.21, respectively, and net income and income per diluted share for the first nine months of fiscal 2013 were $6,077 and $0.61, respectively.

•

Orders booked in the third quarter of fiscal 2014 were $23,450, down 5% compared with the third quarter of fiscal 2013, when orders were $24,579. Orders booked in the first nine months of fiscal 2014 were $104,658, up 50% compared with the first nine months of fiscal 2013, when orders were $69,919.

•	Backlog was a record high of $114,594 on December 31, 2013, compared with $114,392 on September 30, 2013 and $85,768 on March 31, 2013.

•

Gross profit margin and operating margin for the third quarter of fiscal 2014 were 26% and 9%, compared with 28% and 15%, respectively, for the third quarter of fiscal 2013. Gross profit margin and operating margin for the first nine months of fiscal 2014 were 32% and 15% compared with 29% and 13%, respectively, for the first nine months of fiscal 2013.

•	Cash and cash equivalents and investments at December 31, 2013 were $63,905, compared with $54,861 on September 30, 2013 and $51,692 at March 31, 2013.

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

Current Market Conditions

We continued to see strong bidding activity from our customers during the third quarter of fiscal 2014. We believe that bidding activity is a leading indicator of the direction and health of our markets. We believe the business environment is continuing to improve and that our customers are becoming more inclined to procure the equipment needed for their projects. This supports our belief that the oil refining, petrochemical and related markets we serve are continuing to move toward a stronger part of the business cycle.

    We believe the following demand trends that are influencing our customers’ investments include:

•

Lower natural gas cost resulting from a significant increase in supply has been driven by technology advancements in drilling. The dramatic change in natural gas costs and expectation of steady supply in the U.S. has led to a revival in the U.S. petrochemical market and recent movements toward potential major investment. There are numerous projects in planning, initial engineering, or construction phases for the new petrochemical producing facilities, including ethylene, methanol, ammonia and urea facilities. In addition, existing petrochemical facilities are evaluating restarting idled process units or debottlenecking existing operations to increase throughput. We currently have a number of these projects in our pipeline and have begun to add new orders into backlog associated with the North American petrochemical/chemical markets. We historically have had strong market share within U.S. petrochemical facilities. Lower natural gas cost has also made the U.S. production of ethane, which is a by-product of natural gas production, favorably competitive with naphtha, which is a by-product of crude oil refining, as a feedstock for ethylene production. Proposed ethylene capacity expansion and re-opening of mothballed facilities in the U.S., as well as downstream products, are being discussed by petrochemical producers for the first time in well over a decade. We believe investment in U.S. petrochemical markets could be significant over the next several years.

•

The U.S. refining market has exhibited improvement throughout fiscal 2014. We do not expect this market to return to the order levels experienced during the last upcycle, but anticipate that this market will improve compared with its order levels over the past few years. We expect that the U.S. refining markets will continue to be an important aspect of our business.

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

•

The expansion of the economies of oil-producing Middle Eastern countries, their desire to extract greater value from their oil and gas resources, and the continued global growth in demand for oil and refined products has renewed investment activity in that region. Moreover, the planned investment schedule of refinery and petrochemical projects in the major oil-producing Middle Eastern countries is encouraging.

•

Emerging economies, especially in Asia, continue to have relatively strong economic growth. We believe that this expansion is driving growing energy requirements and the need for more energy and energy related products. In many emerging countries, such as India for example, renewed demand for energy products such as transportation fuel and consumer products derived from petrochemicals is driving increased investment in petrochemical and refining capacity.

•

Although China has many of the characteristics of other Asian countries, there has been a near-term slowdown in spending in the refining and petrochemical markets as the government is moderating its near-term investment to attempt to control inflation. A number of projects, which were expected to move forward in the first nine months of fiscal 2014, have been pushed out six to twelve months. This appears to be a delay in projects moving forward rather than project cancellations. Moreover, the Chinese government’s most recent five year plan calls for ongoing investment in the energy markets.

•

South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by expanding economies, and increased local demand for transportation fuels and other products that are made from oil as the feedstock. South American countries are also working to extract more value from their natural resources by supplying energy products into the global markets. However, the South American market can be unpredictable and has historically been slower to invest than other emerging markets.

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

•	The need for additional safety and back-up redundancies at existing domestic nuclear plants driven by new regulatory requirements could increase demand for our products.

•

The desire to extend the life of the existing nuclear plants including new operating licenses and expanded output (re-rating) of the facilities will require investment and could increase demand for our products.

We believe that the consequences of the trends described above will drive revenue growth. As we look at margin potential in the current business cycle compared with the previous cycle, we expect growth in emerging markets to result in continued pressure on our pricing and gross margins, as these markets historically provided lower margins than North American refining markets. While we believe the investments in new petrochemical capacity expected to be built in North America will provide revenue growth, we do not expect the gross margins from that market will be as strong as other domestic markets. The mix of international customers who are investing in domestic petrochemical projects will likely temper the margin expectations of this market. Therefore, we believe peak margins in the current business cycle will be lower than the previous cycle, which was primarily driven by the domestic refining market.

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

Our quarterly order levels and trailing twelve-month order levels for the first three quarters of fiscal 2014, and the four quarters of fiscal 2013 and fiscal year ended March 31, 2012 (which we refer to as “fiscal 2012”), respectively, are set forth in the chart below.

Expected International Growth in Refining and Chemical Processing and Domestic Growth in Chemical Processing, Nuclear Power and U.S. Navy Projects

We expect growth in refining capacity to be driven by emerging markets. We also expect incremental investments in the domestic market for existing refining facilities. Investment in the chemical and petrochemical processing markets is expected to be split between North America and the international market. Accordingly, we believe our revenue opportunities in chemicals and petrochemicals will be balanced between the domestic and international markets. This differs with the previous cycle, which was almost exclusively driven by the international markets. We have also expanded our addressable markets with the expansion of our capabilities in the power market and our focus on the U.S. Navy nuclear propulsion projects.

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

•	Lower costs and increased supply are expected to drive increased domestic use of natural gas in the U.S., as well as the ability to export liquefied natural gas to serve other regions.

•	Construction of new petrochemical plants in the Middle East is expected to meet local demand.

•	Continued investment in new and replacement nuclear aircraft carriers and submarines by the U.S. Navy is expected to ensure its fleet of vessels is up to date and utilizes current technology.

•	Increased investments in new power generation projects are expected in Asia and South America to meet projected consumer demand increases.

•

Long-term growth potential is expected in alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, and waste-to-energy. Increased development of geothermal electrical power plants in certain regions is also expected to address projected growth in demand for electrical power.

•	Increased regulation worldwide, impacting the refining, petrochemical and nuclear power industries is expected to continue to drive capital investments.

•	Increased focus on safety and redundancy is anticipated in existing nuclear power facilities.

•	Long-term increased development of nuclear facilities may occur internationally.

We believe that all of the above factors offer us long-term growth opportunities to meet our customers’ expected capital project needs. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses.

Our domestic sales, as a percentage of aggregate product sales, were 62% in the third quarter of fiscal 2014 and 57% in the first nine months of fiscal 2014. This is compared with 44% and 53%, respectively, in the comparable periods of fiscal 2013. In fiscal 2012 and fiscal 2013, domestic sales were 54% and 53%, respectively. We expect the percentage of domestic business should continue to be higher when compared with the prior two fiscal years due to the strong domestic orders for the remainder of fiscal 2014.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2013	2012	2013	2012

Net sales	$23,385	$25,633	$76,131	$74,068
Net income	$1,431	$3,047	$7,828	$7,052
Diluted income per share	$0.14	$0.30	$0.78	$0.70
Total assets	$135,569	$123,338	$135,569	$123,338

The Third Quarter and First Nine Months of Fiscal 2014 Compared With the Third Quarter and First Nine Months of Fiscal 2013

Sales for the third quarter of fiscal 2014 were $23,385, a 9% decrease as compared with sales of $25,633 for the third quarter of fiscal 2013. The lower sales were a result of the relatively low order levels seen in fiscal 2013. Domestic sales increased $3,140, or 28%, in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. International sales year-over-year decreased $5,388, or 38%, driven by lower sales in the Middle East and Asia, partly offset by higher sales in Canada. Sales in the three months ended December 31, 2013 were 31% to the refining industry, 23% to the chemical and petrochemical industries, 23% to the power industry, including the nuclear market and 23% to other commercial and industrial applications. Sales in the three months ended December 31, 2012 were 43% to the refining industry, 25% to the chemical and petrochemical industries, 16% to the power industry, including the nuclear market, and 16% to other commercial and industrial applications. Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. See “Current Market Conditions,” above. For additional information on future sales and our markets, see “Orders and Backlog” below.

Sales for the first nine months of fiscal 2014 were $76,131, an increase of 3% compared with sales of $74,068 for the first nine months of fiscal 2013. The increase in current year sales was due to higher domestic and Canadian sales, partly offset by lower sales in the Middle East. Domestic sales increased $4,371, or 11%, in the nine months ended December 31, 2013 compared with the nine months ended December 31, 2012. International sales accounted for 43% and 47% of total sales for the first nine months of fiscal 2014 and fiscal 2013, respectively. International sales in the year-over-year nine month periods decreased $2,308, or 7%, driven by lower sales in the Middle East, partly offset by higher sales in Canada. Sales in the first nine months of fiscal 2014 were 40% to the refining industry, 18% to the chemical and petrochemical industries, 25% to the power industry, including the nuclear market, and 17% to other commercial and industrial applications. Sales in the first nine months of fiscal 2013 were 30% to the refining industry, 28% to the chemical and petrochemical industries, 21% to the power industry, including the nuclear market, and 21% to other commercial and industrial applications.

Our gross profit margin for the third quarter of fiscal 2014 was 26% compared with 28% for the third quarter of fiscal 2013. Gross profit for the third quarter of fiscal 2014 decreased to $6,090 from $7,128, or 15%, compared with the same period in fiscal 2013. Gross profit margin and dollars decreased primarily due to product mix in the current year’s third quarter.

Our gross profit margin for the first nine months of fiscal 2014 was 32% compared with 29% for the first nine months of fiscal 2013. Gross profit dollars for the first nine months of fiscal 2014 increased 15% to $24,394, compared with the same period in fiscal 2013, which had gross profit of $21,277. The increase in gross profit was due to a greater level of sales driven by both short cycle sales, which had stronger pricing levels, and the conversion of projects, primarily during the first two quarters of fiscal 2014, which had more favorable pricing compared with the projects converted in the same period of fiscal 2013.

Selling, general and administrative (“SG&A”) expense in the three and nine-month periods ended December 31, 2013 increased $914, or 29%, and $1,246, or 11%, respectively, compared with the same periods of the prior year. The increase in SG&A expenses for the three and nine-month periods was primarily due to the reversal, in the third quarter of fiscal 2013, of the $975 reserve related to the expected value of the earn-out from the Energy Steel acquisition.

SG&A expense as a percent of sales for the three and nine-month periods ended December 31, 2013 was 18% and 17%, respectively. This compared with 12% and 16%, respectively for the same periods of the prior year. As noted above, the $975 reserve reversal occurred in the third quarter of fiscal 2013. Excluding the reserve reversal, SG&A expense as a percent of sales for the three and nine-month periods ending December 31, 2012 would have been 16% and 17%.

Interest income was $10 and $31 for the three and nine-month periods ended December 31, 2013, compared with $13 and $38 for the same periods ended December 31, 2012. The low level of interest income relative to the amount of cash invested reflects the persistent low level of interest rates on short term U.S. government securities.

Interest expense was ($11) and ($2) for the three and nine-month periods ended December 31, 2013, compared with $19 and $(271) for the same periods ended December 31, 2012. It is our policy to recognize any interest related to uncertain tax positions in interest expense. In the third quarter of fiscal 2014 and the second quarter of the prior year, fiscal 2013, we reversed provisions that had been made in earlier periods for interest related to uncertain tax positions, due to lower than expected assessments by the IRS. See Note 12 to our Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Our effective tax rate in fiscal 2014 is projected to be between 33% and 34%. The tax rate used to reflect income tax expense in the current quarter was 29%, and the tax rate for the first nine months of fiscal 2014 was 32%. Included in the current quarter was a reversal of $134 liability for unrecognized tax benefits. Excluding this reversal, the effective tax rate in the three and nine-months ended December 31, 2013 were 35% and 33%, respectively. The tax rate for the comparable three and six month periods of fiscal 2013 was 23% and 29%, respectively. The lower tax rate realized in the third quarter of fiscal 2013 was related to the reversal of the Energy Steel earn-out reserve discussed above, which was not tax affected. Excluding this reversal, the effective tax rate in each of the three and nine-month periods ended December 31, 2012 would have been 32%.

Net income for the three and nine months ended December 31, 2013 was $1,431 and $7,828, respectively, compared with $3,047 and $7,052, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2014 was $0.14 and $0.78 for the three and nine-month periods, compared with $0.30 and $0.70 for the same three and nine-month periods of fiscal 2013. Excluding the earn-out reversal which occurred in the third quarter of fiscal 2013, net income and income per diluted share for the third quarter of fiscal 2013 were $2,072 and $0.21, respectively, and net income and income per diluted share for the first nine months of fiscal 2013 were $6,077 and $0.61, respectively.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q:

	December 31,	March 31,
	2013	2013

Cash and cash equivalents and investments	$63,905	$51,692
Working capital	71,699	64,026
Working capital ratio(1)	3.9	3.6

         (1) Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first nine months of fiscal 2014 was $14,571, compared with $14,948 generated by operating activities for the first nine months of fiscal 2013. The change in cash generated was due to increased working capital needs, specifically accounts receivable, accounts payable and lower customer deposits, partly offset by improved net income, lower unbilled revenue and inventory.

Dividend payments and capital expenditures in the first nine months of fiscal 2014 were $905 and $2,161, respectively, compared with $599 and $971, respectively, for the first nine months of fiscal 2013.

Capital expenditures for fiscal 2014 are expected to be between $6,000 and $7,000 as we expand our Batavia, New York facility to address expected growth in demand. In excess of 90% of our fiscal 2014 capital expenditures are expected to be for facilities, machinery and equipment, with the remaining amounts to be used for information technology and other items.

Cash and cash equivalents and investments were $63,905 on December 31, 2013 compared with $51,692 on March 31, 2013, up $12,213, or 24%.

We invest net cash generated from operations in excess of cash held for near-term needs in either a money market account or in U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit and allows us to pay a lower cost on those letters of credit.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. Letters of credit outstanding under our credit facility on December 31, 2013 and March 31, 2013 were $12,543 and $12,354, respectively. There were no other amounts outstanding on our credit facility at December 31, 2013 and March 31, 2013. Our borrowing rate as of December 31 and March 31, 2013 was Bank of America’s prime rate, or 3.25%. Availability under the line of credit was $12,457 at December 31, 2013. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, are adequate to meet our expected cash needs.

Orders and Backlog

Orders for the three month period ended December 31, 2013 were $23,450, compared with $24,579 for the same period last year, a decrease of 5%. For the three months ended December 31, 2013, orders increased in the chemical and petrochemical and power markets, which were up $8,451 and $1,847, respectively. These increases were offset by lower refining and other orders, which were down $10,421 and $1,006, respectively. Orders represent communications received from customers requesting us to supply products and services.

During the first nine months of fiscal 2014, orders were $104,658, compared with $69,919 for the same period of fiscal 2013, an increase of 50%. For the first nine months of fiscal 2014, orders increased in chemical and petrochemical, up $32,005, driven by the strong domestic petrochemical market and other, which was up, $10,896. These were partially offset by lower refining and power orders, which were down $5,961 and $2,201, respectively.

Domestic orders were 85%, or $19,840, while international orders were 15%, or $3,610, of total orders in the current quarter compared with the same period in the prior fiscal year, when domestic orders were 50%, or $12,249, and international orders were 50% of total orders, or $12,330.

For the first nine month of fiscal 2014, domestic orders were 75% of total orders or $78,107, while international orders were 25%, or $26,551. During the first nine months of fiscal 2013, domestic orders were 53% of total orders, or $37,285, and international orders were 47%, or $32,634. The strength in the domestic market has been driven by the petrochemical markets as well as additional U.S. Navy orders.

Backlog was at a record level of $114,594 at December 31, 2013, compared with $85,768 at March 31, 2013, an increase of 34%. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 70% to 75% of orders currently in backlog are expected to be converted to sales within the next twelve months, approximately 15% to 20% will convert in the subsequent twelve months and approximately 10% will convert beyond 24 months. The current backlog contains U.S. Navy projects as well as certain petrochemical and new U.S. nuclear plants orders with longer than usual lead times. These projects have multi-year conversion cycles and usually have significant stops and starts during the manufacturing process.

At December 31, 2013, 25% of our backlog was attributable to equipment for refinery project work, 32% for chemical and petrochemical projects, 15% for power projects, and 28% for other industrial or commercial applications (including the U.S. Navy). At December 31, 2012, 37% of our backlog was attributable to equipment for refinery project work, 10% for chemical and petrochemical projects, 27% for power projects, and 26% for other industrial or commercial applications (including the U.S. Navy).

Outlook

We believe that the refinery and petrochemical markets we serve continue to be in the early stages of a strengthening growth cycle. We also believe that we are beginning to experience the re-emergence of the North American petrochemical market. Our pipeline has continued to expand throughout the last twelve months and appears to have stabilized at a historically high level, approximately double the size that it was at the start of the last cycle. We believe that the order levels in the first nine months of fiscal 2014 of $104,658 reflect the improved pipeline. The first three quarters of fiscal 2014 exhibited very strong order activity, including a wave of domestic petrochemical orders. This level of orders for three quarters is nearly as high as our record full-year order level of $108,317.

We expect revenue to be between $100,000 and $110,000 in fiscal 2014. Our expected revenue range for fiscal 2014 assumes conversion of backlog and continued aftermarket investment by our customers along with comparable short cycle sales in the fourth quarter of fiscal 2014 as we experienced in the first nine months of fiscal 2014. Although we achieved a strong order level in the first nine months of fiscal 2014, some of the orders won in the period will have a longer than normal conversion period. The continued conversion to revenue of the U.S. Navy and two large nuclear projects currently in production are expected to contribute significantly to sales in fiscal 2014.

We expect gross profit margin in fiscal 2014 to be in the 31% to 33% range. The full year gross profit margin range is in line with the margins achieved in the first three quarters of fiscal 2014, which was 32%.

SG&A spending during fiscal 2014 is expected to be between 16% and 17% of sales. We continue to invest in personnel as we prepare for increased opportunities beyond fiscal 2014. Our effective tax rate during fiscal 2014 is expected to be between 33% and 34%.

Operating cash flow in the first nine months of fiscal 2014 has been very strong. We expect the fourth quarter cash flow to be negative and to reduce our cash and investments level, due to the capital expansion we announced in late 2013.

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

As of December 31, 2013, we were subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2013 or March 31, 2013, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first nine months of fiscal 2014 were 43% of total sales compared with 47% for the same period of fiscal 2013. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first nine months of each of fiscal 2014 and fiscal 2013, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of the first nine months of fiscal 2014 and 2013, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2013 and March 31, 2013, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At December 31, 2013, we had no projects on hold.

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

December 31, 2013

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

Date:  February 4, 2014

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