Form 10-K
period 2014-03-31
GRAHAM CORP
filed 2014-06-04
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $340,532,440. The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2013, as reported on the NYSE MKT exchange (the exchange on which the registrant’s common stock was then listed). For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 30, 2014, the registrant had outstanding 10,097,629 shares of common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2014 Annual Meeting of Stockholders to be held on July 31, 2014, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2014

Note:

Portions of the registrant’s definitive Proxy Statement, to be issued in connection with the registrant’s 2014 Annual Meeting of Stockholders to be held on July 31, 2014, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business

Graham Corporation (“we,” “us,” “our”) is a global business that designs, manufactures and sells critical equipment for the energy industry which includes the oil refining, petrochemical, cogeneration, nuclear and alternative power markets. With world-renowned engineering expertise in vacuum and heat transfer technology and a leading nuclear code accredited fabrication and specialty machining company, we design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems as well as supplies and components for use inside the reactor vessel and outside the containment vessel of nuclear power facilities. Our equipment is also used in nuclear propulsion power systems for the defense industry and can be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

We maintain two wholly-owned subsidiaries, Energy Steel & Supply Co. (“Energy Steel”), located in Lapeer, Michigan, and Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China. Energy Steel is a nuclear code accredited fabrication and specialty machining company that provides products to the nuclear power generation industry, primarily in the U.S. GVHTT provides sales and engineering support for us in the People’s Republic of China and throughout Asia.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our corporate headquarters are in Batavia, New York. As of March 31, 2014, we had 389 full-time employees.

Unless indicated otherwise, dollar figures in this Annual Report on Form 10-K are reported in thousands.

Our Products, Customers and Markets

Our products are used in a wide range of industrial process applications primarily in energy markets, including:

•	Petroleum Refining

—	conventional oil refining

—	oil sands extraction

•	Chemical and Petrochemical Processing

—	fertilizer plants

—	ethylene, methanol and nitrogen producing plants

—	plastics, resins and fibers plants

—	petrochemical intermediate plants

—	coal-to-chemicals plants

—	gas-to-liquids plants

•	Power Generation /Alternative Energy

—	nuclear power generation

—	fossil fuel plants

—	biomass plants

—	cogeneration power plants

—	geothermal power plants

—	ethanol plants

•	Defense

—	propulsion systems for nuclear-powered aircraft carriers and other nuclear- powered vessels

•	Other

—	soap manufacturing plants

—	air conditioning and water heating systems

—	food processing plants

—	pharmaceutical plants

—	liquefied natural gas production facilities

Our principal customers are in the energy markets, chemical, petrochemical, petroleum refining and power generating industries. Our customers include end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and the original equipment manufacturers, who combine our products with their equipment prior to its sale to end users.

Our products are sold by a team of sales engineers we employ directly as well as by independent sales representatives located worldwide. There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business. However, if this occurs in multiple years, it is usually not the same customer, or the same project, over such a multi-year period.

Approximately 40% to 50% of our revenue is generated from sales where the end use customer is outside the United States. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. As a result, we have invested significant resources in developing and maintaining our international sales operations and presence, and we intend to continue to make such investments in the future. As a result, we have established through GVHTT a significant presence in Asia and expect that the Asian market will over time account for a significant portion of our revenue. However, we expect that as our domestic sales to nuclear power facilities and the U.S. Navy continue to grow, that a balance of U.S. to international sales will ultimately result. The mix of domestic and international sales can vary from year to year.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2014, 2013 and 2012, which we refer to as “fiscal 2014,” “fiscal 2013” and “fiscal 2012”, respectively, is contained in Note 14 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference. We refer to our fiscal year ending March 31, 2015 as “fiscal 2015”. Our backlog at March 31, 2014 was $112,108, compared with $85,768 at March 31, 2013.

Our Strengths

Our core strengths include the following:

•

We have strong brand recognition.    Over the past 78 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that the recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets. Moreover, our wholly-owned subsidiary, Energy Steel, has a more than 30 year history of providing products and support to its customers, especially the U.S. nuclear power industry, and is a recognized brand name in its markets.

•

We custom engineer and manufacture high quality products and systems that address the particular needs of our customers.    With 78 years of engineering expertise, we believe that we are well respected for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

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

•

We have a high quality credit facility.    Our credit facilities provide us with a $30,000 borrowing capacity that is expandable at our option to provide us with up to a total of $55,000 in borrowing capacity.

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

•

Identify organic growth opportunities and consummate acquisitions where we believe our brand strength will provide us both with the ability to expand and will complement our core businesses. We intend to accomplish this objective by extending our existing product lines, moving into complementary product lines and expanding our global sales presence in order to further broaden our existing markets and reach additional markets. Our expansion into the nuclear power market with the acquisition of Energy Steel in December 2010 was in furtherance of this portion of our business strategy.

•	Expand our market penetration in the domestic nuclear industry. We also intend to identify additional domestic and international opportunities to serve the nuclear industry.

•

Expand our market presence in the U.S. Navy’s Nuclear Propulsion Program. We plan to demonstrate proficiency in executing complex Nuclear Propulsion Program orders that are currently in our backlog by controlling both cost and risk, providing high-quality custom fabrication to exacting military quality control requirements and through disciplined project management. We plan to be a supplier of equipment to the Nuclear Propulsion Program for both surface and submarine vessels.

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

In order to effectively implement our strategic focus, we also believe that we must continually work to improve our company. Among other things, these efforts include:

•	Investing in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Enhancing our engineering capacity, especially in connection with the design of our products, in order to more quickly respond to existing and future customer demands.

•	Investing in our manufacturing facilities to expand capacity where needed and identifying out-sourced capacity to complement internal capacity.

•	Accelerating our ability to quickly and efficiently bid on available projects by continuing to implement front-end bid automation and design processes.

•	Expanding our capabilities and penetrating the existing sales channel and customer base in the nuclear market.

•	Continuing to invest in resources to further serve the U.S. Navy in our core competency areas of engineering and manufacturing, where our commercial capabilities meet U.S. Navy requirements.

•	Implementing and expanding upon our operational efficiencies through a flexible manufacturing flow model and the achievement of other cost efficiencies.

•	Continuing to focus on improving quality to eliminate errors and rework, thereby reducing lead time.

•	Developing a cross-trained, flexible workforce able to adjust to variable product demand by our customers.

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors in our primary markets include:

NORTH AMERICA

Market	Principal Competitors
Refining vacuum distillation	Gardner Denver, Inc.
Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.
Turbomachinery Original Equipment Manufacturer (“OEM”) — refining, petrochemical	Ambassador; KEMCO; SPX Heat Transfer; DongHwa Entec Co., Ltd..; Oeltechnik GmbH
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International (USA), Inc.; KEMCO; SPX Heat Transfer; Maarky Thermal Systems
HVAC	Alfa Laval AB; APV; Xylem; Ambassador
Nuclear	Dubose, Consolidated, Tioga, Nova, Joseph Oats, Energy & Process
Defense	DC Fabricators, Triumph Aerospace, Xylem, PCC

INTERNATIONAL

Market	Principal Competitors
Refining vacuum distillation	Gardner Denver, Inc.; GEA Wiegand GmbH; Edwards, Ltd.; Korting Hannover AG
Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Edwards, Ltd.
Turbomachinery OEM — refining, petrochemical	DongHwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; Chem Process Systems, Mazda (India), Oeltechnik GmbH; KEMCO
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International; KEMCO; SPX Heat Transfer, Chem Process Systems, Mazda (India)

Intellectual Property

Our success depends in part on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret laws and contractual confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham and Energy Steel names in the marketplace.

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

Environmental Matters

We believe that we are in material compliance with applicable existing environmental laws and regulations. We do not anticipate that our compliance with federal, state and local laws regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment will have a material adverse effect upon our capital expenditures, earnings or competitive position.

Seasonality

No material part of our business is seasonal in nature. However, our business is highly cyclical in nature as it depends on the willingness of our customers to invest in major capital projects.

Research and Development Activities

During fiscal 2014, fiscal 2013 and fiscal 2012, we spent $3,436, $3,579 and $3,197, respectively, on research and development activities related to new products and services as well as the improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. has accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 38%, 47% and 46% of our revenue in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, resulted from foreign sales. Sales in Asia constituted approximately 11%, 16% and 17%

of our revenue in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Sales in the Middle East constituted approximately 4%, 14% and 16% of our revenue in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Our foreign sales and operations are subject to numerous risks, as discussed under the heading “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2014, we employed approximately 395 persons, including 6 part-time employees. We believe that our relationship with our employees is good.

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

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries and to the U.S. Department of Defense, or to firms that design and construct facilities for these industries. The core industries in which our products are used are, to varying degrees, highly cyclical and have historically experienced severe downturns. Although we believe that we are in a long-term expansion of demand for our products in the petrochemical, petroleum refining and power generating industries, there are cyclical downturns which occur periodically. A sustained or renewed deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

The larger markets we serve are the petroleum refining and petrochemical industries which are both cyclical in nature and dependent on the price of crude oil and natural gas and the relationship between the two prices. As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

Although we believe that the global consumption of crude oil and natural gas will increase over the course of the next 20 years and that such increased consumption will result in a need to continually increase global capacity, the prices of crude oil and natural gas have historically been very volatile. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades. The increased supply and reduction of cost of natural gas in North America has also caused a significant change in the global energy markets in the past few years. During times of significant volatility in the market for crude oil or natural gas, our customers may refrain from placing orders until the market stabilizes. If our customers refrain from placing orders, our revenue would decline and potentially have a material adverse effect on our business and results of operations.

The change in the relationship between various energy sources may affect our business. The relative costs of oil, natural gas, nuclear power, hydro power and numerous forms of alternative energy production may have a material adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal, biomass, among others. A cost or supply shift among these sources could negatively impact our business opportunities going forward. A demand shift, where technological advances favor the utilization of one or a few sources of energy may also impact demand for our products. If demand shifts in a manner that increases energy utilization outside of our traditional customer base or expertise, our business and financial results could be materially adversely affected.

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

A change in our end use customers, our markets, or a change in the engineering procurement and construction companies serving our markets could harm our business and negatively impact our financial results.

Although we have long term relationships with many of our end use customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type are often different. As our markets continue to grow, and new market opportunities expand, we could see a shift in pricing and a shift of costs, which may have a material adverse impact on our results of operations and financial results.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 32%, 41% and 43% of consolidated sales in fiscal 2014, 2013 and 2012, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2014, 38% of our revenue was from customers located outside of the U.S. Moreover, we maintain a subsidiary and a sales office in China. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;

•	political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East or portions of the former Soviet Union;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;

•	credit risks;

•	currency fluctuations;

•	tariff and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	shipping products during times of crisis or wars;

•	our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; and

•	other factors inherent in foreign operations.

Global demand growth could be led by emerging markets, which could result in lower profit margins and increased competition.

The increase in global demand could be led by emerging markets. If this is the case, we may face increased competition from lower cost suppliers, which in turn could lead to lower profit margins on our products. Customers in emerging markets may also place less emphasis on our high quality and brand name than do customers in the U.S. and certain of the other industrialized countries where we compete. If we are forced to compete for business with customers that place less emphasis on quality and brand recognition than our current customers, our results of operations could be materially adversely affected.

The operations of our Chinese subsidiary may be adversely affected by China’s evolving economic, political and social conditions.

We conduct our business in China primarily through a wholly-owned Chinese subsidiary. The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China. In particular, the results of operations of our Chinese subsidiary may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation. In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users. Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as us, are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business.

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

SEC rules require disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule, which became effective for the 2013 calendar year requires companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. Moreover, the number of suppliers who provide conflict-free minerals may become limited. In addition, there may be significant costs associated with complying with the disclosure requirements. We also may not be able to sufficiently verify the origins of the relevant conflict minerals used in our products through the due diligence procedures that we have implemented, which could harm our reputation.

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

U.S. Navy orders are subject to annual government funding. A disruption in expected funding could impact the operation of our business.

One of our growth strategies is to increase our penetration of U.S. Navy related opportunities. The projects bid on for the U.S. Navy and its contractors generally have a much longer order to shipment time period than our commercial orders. An order to complete shipment in three to five years, or possibly longer, is common with equipment orders for the U.S. Navy. Annual government funding within the federal government to the U.S. Navy and then to its contractors is required to continue the production of this equipment. Disruption of funding, short or long term, could impact the ability for us to continue our production activity on these orders and this disruption could impact the sales and profitability of our business.

Changes in tax policies and tax rates in the U.S. could result in adverse impacts for domestic manufacturing investments, resulting in reduced demand for our products.

Our business is dependent on significant manufacturing investment in the U.S. and the impact of changes to U.S. tax policy around capital investment and related depreciation could reduce our customers’ willingness to invest in domestic capacity. The impact of such reductions could have a materially adverse affect on our business and operations.

We serve markets that are capital intensive. Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our operating results. Such volatility and disruption may also negatively impact our ability to access additional financing if and when needed.

In 2008, the state of the capital and credit markets caused a slow-down in spending by our customers and many of them continue to evaluate their project plans. If adverse economic and credit conditions return, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Moreover, adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could lead to downward pricing pressure. Any of the foregoing could have a material adverse effect on our business and results of operations.

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

In addition, the U.S. Nuclear Regulatory Commission, or NRC, continues to perform additional operational and safety reviews of nuclear facilities in the U.S. It is possible that the NRC could take actions or impose regulations that adversely affect the demand for Energy Steel’s products and services, or otherwise delays or prohibits construction of new nuclear power generation facilities, even temporarily. If any such event were to occur, the business or operations of Energy Steel could be materially adversely impacted.

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

Our exposure to fixed-price contracts and the timely completion of these could negatively impact our results of operations.

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

The value of our backlog as of March 31, 2014 was $112,108. Our backlog can be significantly affected by the timing of large orders. The amount of our backlog at March 31, 2014 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Our current backlog contains large orders from the U.S. Navy project and for installation in new U.S. nuclear reactors. In addition, we are continuing to pursue business in these end markets which offer large multi-year projects which have an added risk profile beyond that of our historic customer base. A delay, long term extension or cancellation in any of these projects could have a material adverse effect on our business and results of operations.

We utilize percentage of completion accounting on the majority of our sales. Changes in estimates for production could result in a reduction or elimination of previously reported sales and earnings.

For the majority of our sales, cost of goods sold and operating profit are recognized using percentage of completion method of accounting. This accounting method requires updated recognition of sales and cost for each project on a quarterly basis. If the portion of a project is under or over-estimated, a correction is required to be made in the current period. Corrections for large projects could significantly impact short term financial results. Large revisions could reverse sales, costs and earnings reported in prior periods.

If we lose any member of our management team and we experience difficulty in finding a qualified replacement, our business would be harmed.

Competition for qualified management and key technical and sales personnel in our industry is intense. Moreover, our technology is highly specialized and it may be difficult to replace the loss of any of our key technical and sales personnel. Many of the companies with which we compete for management and key technical and sales personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management, technical or sales personnel, it could have a material adverse effect on our business and results of operations.

During certain high demand periods, there can be a shortage of skilled production workers, especially those with high-end welding capabilities. We could experience a difficulty hiring or replacing those individuals, which could adversely affect our business.

Our fabrication processes require highly skilled production workers, especially welders. Welding has not been an educational field that has been popular over the past few decades as manufacturing has moved overseas. If we were to be unable to retain, hire or train an adequate number of individuals with high-end welding capability, this could impact our ability to achieve our financial objectives. In addition, if demand for highly skilled production workers were to significantly outstrip supply, wages for these skilled workers could dramatically increase in our and related industries and that could affect our financial performance.

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

In order to remain competitive, we need to invest continuously in manufacturing, customer service and support, research and development and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make the investment necessary to lower our production costs and help us maintain our competitive position, which could have a material adverse effect on our business and results of operations.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2014, we held no forward foreign currency exchange contracts.

Changes in our effective tax rate and tax policies may impact our profitability.

We are subject to income and other taxes in the U.S. and China. A change in tax laws or interpretation of tax laws, introduction of new tax accounting standards and regulation, our global mix of earnings, the ability to utilize deferred tax assets and changes in uncertain positions could affect our effective tax rate and impact the financial performance of the company. Changes in tax laws of other jurisdictions could impact the profitability of our competitors, which could affect our competitive position relative to those competitors.

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

We face potential liability from asbestos exposure and similar claims that could result in substantial costs to us as well as divert attention of our management, which could have a material adverse effect on our business and results of operations.

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

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our manufacturing facilities, also located in Batavia, consist of approximately 33 acres and contain about 250,000 square feet in several buildings, including 196,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. We also lease approximately 15,000 square feet of office space and 45,000 square feet of manufacturing facilities for our subsidiary, Energy Steel, located in Lapeer, Michigan. Additionally, we lease an approximately 1,500 square foot U.S. sales office in Houston, Texas and GVHTT leases an approximately 4,900 square foot sales and engineering office in Suzhou, China.

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

Our common stock is traded on the NYSE exchange under the symbol “GHM”. As of May 30, 2014, there were 10,098 shares of our common stock outstanding that were held by approximately 152 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated(1).

	High	Low
Fiscal year 2014
First quarter	$31.41	$22.36
Second quarter	38.96	30.26
Third quarter	41.94	32.95
Fourth quarter	37.23	30.23
Fiscal year 2013
First quarter	$23.13	$17.02
Second quarter	20.00	16.20
Third quarter	21.22	16.45
Fourth quarter	24.80	19.60

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Dividends declared per share by our Board of Directors for the first, second, third and fourth quarters of fiscal 2014 were $.03, $.03, $.03 and $.04, respectively. Dividends declared per share for the first, second, third and fourth quarters of fiscal 2013 were $.02, $.02, $.02 and $.03, respectively. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders. The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1. As of March 31 and May 30, we did not have any funded debt outstanding. More information regarding our senior credit facility can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

(1)

The historical prices for our common stock is based on the high and low per share prices on the NYSE MKT exchange, where our common stock was listed until May 2, 2014, when our common stock began trading on the NYSE.

Item 6.	Selected Financial Data

GRAHAM CORPORATION — FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2014	2013	2012	2011(1)	2010
Operations:
Net sales	$102,218	$104,973	$103,186	$74,235	$62,189
Gross profit	31,812	31,822	32,635	21,851	22,231
Gross profit percentage	31.1%	30.3%	31.6%	29.4%	35.7%
Net income	10,145	11,148	10,553	5,874	6,361
Cash dividends	1,308	899	793	790	788
Common stock:
Basic earnings from continuing operations per share	$1.01	$1.11	$1.06	$.59	$.64
Diluted earnings from continuing operations per share	1.00	1.11	1.06	.59	.64
Stockholders’ equity per share	10.49	9.30	8.20	7.47	7.01
Dividends declared per share	.13	.09	.08	.08	.08
Market price range of common stock
High	41.94	24.80	26.30	24.58	21.84
Low	22.36	16.20	14.36	13.50	8.70
Average common shares outstanding — diluted	10,104	10,051	9,998	9,958	9,937
Financial data at March 31:
Cash and cash equivalents and investments	$61,146	$51,692	$41,688	$43,083	$74,590
Working capital	71,346	64,026	52,730	44,493	56,704
Capital expenditures	5,263	1,655	3,243	1,979	1,003
Depreciation	1,977	1,851	1,685	1,334	1,107
Total assets	141,634	126,733	114,977	118,071	108,979
Long-term debt, including capital lease obligations	136	127	203	116	144
Stockholders’ equity	105,908	92,995	81,620	73,655	69,074

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

(Amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy industry which includes the oil refining, petrochemical, as well as cogeneration, nuclear and alternative power markets. With world-renowned engineering expertise in vacuum and heat transfer technology and a leading nuclear code accredited fabrication and specialty machining company, we design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems as well as supplies and components for inside the reactor vessel and outside the containment vessel of nuclear power facilities. Our equipment is also used in nuclear propulsion power systems for the defense industry and can be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

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

Highlights

Highlights for our fiscal year ended March 31, 2014, which we refer to as “fiscal 2014” include:

•

Net income and income per diluted share for fiscal 2014, were $10,145 and $1.00 compared with net income and income per diluted share of $11,148 and $1.11, respectively, for the fiscal year ended March 31, 2013, which we refer to as “fiscal 2013.”

•	Net sales for fiscal 2014 were $102,218, down 3% compared with $104,973 for fiscal 2013.

•	Operating cash flow for fiscal 2014 was $15,230, up from $12,432 in fiscal 2013.

•	Orders received in fiscal 2014 were a record $128,152, up 34% compared with fiscal 2013, when orders were $95,828.

•	Backlog on March 31, 2014 was a fiscal year end record at $112,108, up 31% from backlog of $85,768 on March 31, 2013.

•	Gross profit and operating margins for fiscal 2014 were 31.1% and 14.3% compared with 30.3% and 14.5%, respectively, for fiscal 2013.

•	Cash and short-term investments at March 31, 2014 were $61,146 compared with $51,692 as of March 31, 2013, up 18%.

•	At fiscal year end, we had a solid balance sheet that was free of bank debt and which we believe provides us with financial flexibility to pursue our business strategy.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability expectations;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	political instability in regions in which our customers are located;

•	our ability to continue to pursue our growth and acquisition strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “might,” “intend,” “interest,” “appear,” “expect,” “suggest,” “plan,” “encourage,” “potential” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Fiscal 2014 and Current Market Conditions

During fiscal 2014, we began to see the benefit of the improving market environment. Orders increased 34% to a record $128,152, 18% higher than our previous fiscal year record. Bidding activity continued to be strong throughout the year. We believe bidding activity is a leading indicator for the direction and health of our markets. We believe the business environment has improved and that we are seeing a market expansion in our key end markets of oil refining, petrochemical and other related energy markets. We believe the current activity level within our pipeline continues to be more robust than in past cycles.

We believe that the demand trends affecting our customers’ investments include:

•

Natural gas serves as both an energy source and feedstock to chemical industries. Low cost and the plentiful supply of North American natural gas has led to a revival in the U.S. petrochemical market. This is evident as we witness a significant increase in the planned construction of new petrochemical producing facilities, including ethylene, ammonia, methanol, propane dehydrogenation (PDH) and urea facilities. In addition, existing petrochemical facilities are restarting idled process units or debottlenecking existing operations to increase throughput. We currently have a number of these projects in our backlog and many more in our pipeline. We historically have had strong market share within U.S. petrochemical facilities. This has continued to date in the current expansion. We believe this is the first wave of major investment by petrochemical producers since the 1990’s. Lower natural gas cost is a relatively recent phenomena, having occurred over the past five years and is driven by technology advancements in drilling, which in turn has created a significant increase in supply. This has made the U.S. production of the raw material for ethylene, ethane (which is a side product of natural gas production), globally competitive with naphtha

(the alternative feedstock for ethylene used in most of the world). We believe investment in U.S. petrochemical markets could be significant over the next decade, although such investment could occur in multiple phases.

•

The U.S. refining market exhibited some improvement in fiscal 2014. We do not expect the U.S. refining markets to return to the levels experienced during the last upcycle, but that such markets will continue to improve. We expect that the U.S. refining markets will continue to be an important aspect of our business.

•

We are seeing renewed signs of planned investments in the U.S. to convert greater percentages of crude oil to transportation fuels, such as revamping distillation columns to extract residual higher-value components from the low-value waste stream. We are also seeing renewed investment to expand the flexibility of facilities to allow them to utilize multiple feedstocks. Moreover, a trend to upgrade existing equipment in order to extend on-stream operation duration between planned shutdowns has emerged that has resulted in an increase in demand for our equipment.

•

Investments, including foreign investments, in North American oil sands projects have occurred over the past few years. These investments suggest that downstream spending involving our equipment might increase in the next few years.

•

The continued expansion of the economies of many of the oil-producing Middle Eastern countries, their desire to extract greater value from their oil and gas resources, and the continued global growth in demand for oil and refined products has renewed investment activity in that region. We do not believe that the ongoing political unrest in the Middle East has impacted our business to date. Moreover, the planned timeline of refinery and petrochemical projects in the major Middle Eastern countries is encouraging.

•

Emerging economies, especially in Asia, continue to have relatively strong economic growth compared with other regions, however this growth appears to be more moderate than in our prior business cycle. Asian countries, specifically China and India, are experiencing sustained demand for energy products such as transportation fuel and consumer products derived from petrochemicals. We believe that Chinese and Indian investments in refining, petrochemical and energy facilities continue to be planned. This renewed demand is driving increased investment in petrochemical and refining capacity.

•

China has also seen a near-term slowdown in spending in the refining and petrochemical markets as the government is moderating its near term investments in an attempt to control inflation. It appears political issues in China have also delayed the investment decision process, however, we believe this is a delay rather than a cancellation of project activity.

•

South America, specifically Brazil, Venezuela and Colombia, is seeing increased refining and petrochemical investments that are driven by its expanding economy, and increased local demand for transportation fuels and other products that are made from oil as the feedstock. Countries in this region also desire to extract more value from their natural resources by supplying energy products into the global markets. However, the South American market can be unpredictable and has historically been slower to invest than other emerging markets.

•

Investment in new nuclear power capacity in the U.S. and internationally may become subject to increased uncertainty due to political and social pressures, which were augmented by the tragic earthquake and tsunami that occurred in Japan in March 2011. The continued progress at the new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggest some growth in the domestic nuclear market will occur. However, the low cost of natural gas does not lead us to believe that additional near-term new capacity is likely.

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

We expect that the outcome of these trends will provide growth opportunities for our business. The investments in new petrochemical capacity built in North America, while providing significant volume, are not likely to provide the margin opportunity that the North American refining market yielded in the last upcycle. Less favorable product mix may limit the potential upside in gross margin. In addition, the projected expansion in petrochemical and oil refining outside of North America, primarily in the growing Asian and South American markets, will continue to result in pressure on our pricing and gross margins, as these markets historically generated lower margins than North American refining markets.

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both relatively strong and weak quarters. As the chart below indicates, quarterly orders can vary significantly.

We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a trailing twelve month period provides a better measure of our business. Our quarterly order levels and trailing twelve month order levels for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, are set forth in the table below.

Expected Domestic Growth in Chemical Processing Coupled with International Growth in Refining and Chemical Processing Combined with Expanded Market Opportunities in Nuclear Power and U.S. Navy Projects

We expect incremental investments in the domestic market for the refining market and renewed investment in the chemical processing market in North America. We also expect growth in the refining and chemical processing capacity to be driven by emerging markets. We have expanded our addressable markets with expansion of our business capabilities in the power market and our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities during the near term will be more heavily weighted in the domestic market. However, over the longer term, we believe the opportunities will be equivalent between the domestic and international markets.

We believe the long-term trends remain strong and that the drivers of future growth include:

•

Natural gas in the U.S. is globally competitive with oil. As such, lower costs and plentiful supply are expected to drive increased domestic use of natural gas in the U.S., as well as the ability to export liquefied natural gas to serve other regions.

•

An expansion of the petrochemical market in the U.S., which has begun, is expected to continue over the next several years, given the plentiful supply and globally competitive price of natural gas. In fiscal 2014, we saw nearly $40,000 in new orders in the domestic petrochemical market.

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

•

Long-term growth potential in alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, and waste-to-energy are expected to provide additional sales opportunities.

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

Domestic sales in fiscal 2014 were 62% of total sales. While we see annual fluctuations between domestic and international sales, we had seen a trend toward more international sales. Domestic sales as a percent of total sales had been declining in previous years, from a peak of 63% in our fiscal year ended March 31, 2009 (fiscal 2009) to 53% in fiscal 2013. The recent shift toward more U.S. sales has been driven primarily by mix of our end market sales, with higher domestic chemical and petrochemical sales as well as continued sales to the U.S. Navy and our penetration of the domestic nuclear market.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2014	2013	2012
Net sales	$102,218	$104,973	$103,186
Net income	$10,145	$11,148	$10,553
Diluted income per share	$1.00	$1.11	$1.06
Total assets	$141,634	$126,733	$114,977

Fiscal 2014 Compared with Fiscal 2013

Sales for fiscal 2014 were $102,218, down $2,755 or 3%, as compared with sales of $104,973 for fiscal 2013. Domestic sales were $63,850 or 62% of total sales, up from $55,695 or 53% of total sales in fiscal 2013. Domestic sales increased $8,155, or 15% compared with fiscal 2013. International sales accounted for $38,368 or 38% of total sales for fiscal 2014, down from $49,278 or 47% of total sales in fiscal 2013. International sales decreased $10,910 or 22% compared with fiscal 2013. By market, sales for fiscal 2014 were 35% to the refining industry, up from 34% in fiscal 2013, 24% to the chemical and petrochemical industries, the same as in fiscal 2013, 23% to the power markets, up from 22% in fiscal 2013, and 18% to other industrial applications, including the U.S. Navy, down from 20% in fiscal 2013.

Our gross margin for fiscal 2014 was 31.1% compared with 30.3% for fiscal 2013. Gross margins in fiscal 2014 increased compared with fiscal 2013, primarily due to an increase in higher margin, short cycle sales in the first half of fiscal 2014. Gross profit for fiscal 2014 decreased $10, compared with fiscal 2013 due to lower revenue offsetting the higher gross margin rate.

Selling, general and administrative, or SG&A, expense for fiscal 2014 was $17,195, up 4% or $635, compared with $16,560 in fiscal 2013. However, fiscal 2013 SG&A included the benefit of a $975 reversal of a reserve for the potential earn-out for year two following the Energy Steel acquisition. The earn-out for the second year, calendar year 2012, had been partly reserved for at the time of acquisition with the remaining charges added subsequent to the acquisition. However, due to lower order volume levels experienced in calendar year 2012 and project timing, the 2012 Energy Steel earn out criteria was not achieved. As a result, the reserve of $975 was adjusted to $0, and $975 was recorded as a reduction of SG&A expenses in the third quarter of fiscal 2013. Excluding the reserve adjustment, SG&A in fiscal 2013 would have been $17,535. Comparing fiscal 2014 SG&A to the adjusted number, SG&A in fiscal 2014 was down $340, or 2%.

SG&A as a percentage of sales in fiscal 2014 was 16.8% of sales compared with 15.8% of sales (and 16.7% of sales excluding the $975 reserve reversal noted above) in fiscal 2013.

Interest income for fiscal 2014 was $94, up from $51 in fiscal 2013.

Interest expense was $1 compared with a credit of $264 in fiscal 2013. The credit in fiscal 2013 was due to the interest charges being reversed for a research and development tax credit audit resolution reached with the Internal Revenue Service (the “IRS”). It is our policy to recognize any interest related to uncertain tax positions in interest expense. In fiscal 2013, due to lower than expected assessments by the IRS, we reversed provisions that had been made in earlier periods for interest related to previously uncertain tax positions. The IRS audit tax resolution is discussed in more detail in Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our effective tax rate in fiscal 2014 was 31% compared with an effective tax rate of 28% for fiscal 2013. The tax rate in fiscal 2013 was favorably impacted by the reversal of the earn-out reserve noted above in the SG&A discussion which was not tax affected. Excluding the reversal of the earn-out reserve, the effective tax rate in fiscal 2013 was 30%.

Net income for fiscal 2014 and fiscal 2013 was $10,145 and $11,148, respectively. Income per diluted share was $1.00 and $1.11 for the respective periods.

Fiscal 2013 Compared with Fiscal 2012

Sales for fiscal 2013 were $104,973, up $1,787 or 2%, as compared with sales of $103,186 for fiscal 2012. Domestic sales were $55,695 or 53% of total sales, down from 54% of total sales in fiscal 2012. Domestic sales increased by $263 in fiscal 2013. International sales accounted for $49,278 or 47% of total sales for fiscal 2013, up from 46% of total sales in fiscal 2012. International sales increased $1,524 or 3% compared with fiscal 2012. By market, sales for fiscal 2013 were 34% to the refining industry, down from 35% in fiscal 2012, 22% to the power markets, down from 28% in fiscal 2012, 24% to the chemical and petrochemical industries, up from 17% in fiscal 2012, and 20% to other industrial applications, including the U.S. Navy, the same as in fiscal 2012.

Our gross margin for fiscal 2013 was 30.3% compared with 31.6% for fiscal 2012. Gross margins in fiscal 2013 decreased compared with fiscal 2012 due to a few high margin projects which converted to sales in the first half of fiscal 2012, which were won with pricing in line with the peak of the last upcycle. Gross profit for fiscal 2013 decreased $813, compared with fiscal 2012.

SG&A expense for fiscal 2013 was $16,560, up 7% or $1,020, compared with $15,540 in fiscal 2012. However, this also included the $975 reversal of a reserve for the potential earn out for year two of the Energy Steel acquisition. The Energy Steel acquisition provided for a potential earn out to the seller of up to $1,000 per year for each of the first two full calendar years (calendar years 2011 and 2012) that we owned Energy Steel. The first year, calendar year 2011, the earn-out was achieved and paid to the seller in January 2012. The earn out for the second year, calendar year 2012, had been partly reserved for at the time of acquisition with the remaining charges added subsequent to the acquisition. However, due to lower order volume levels experienced in calendar year 2012 and project timing, the 2012 Energy Steel earn out criteria was not achieved. As a result, the reserve of $975 was adjusted to $0, and $975 was recorded as a reduction of selling, general and administrative expenses in the third quarter of fiscal 2013.

SG&A expense increased due to higher selling and commission cost and an increase in headcount, as we prepared for the anticipated continued recovery in our markets. SG&A as a percentage of sales increased in fiscal 2013 to 15.8% of sales (16.7% of sales excluding the $975 reserve reversal noted above) compared with 15.1% of sales in fiscal 2012.

Interest income for fiscal 2013 was $51, down from $58 in fiscal 2012.

Interest expense was a credit of $264 in fiscal 2013, down from $476 in fiscal 2012. The decrease was due to the interest charges being reversed for a research and development tax credit audit resolution reached with the IRS. In the second quarter of fiscal 2013, due to lower than expected assessments by the IRS, we reversed provisions that had been made in earlier periods for interest related to previously uncertain tax positions. The IRS audit tax resolution is discussed in more detail in Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders’ equity on the dates indicated:

March 31, 2014	March 31, 2013	March 31, 2012
$105,908	$92,995	$81,620

Fiscal 2014 Compared with Fiscal 2013

Stockholders’ equity increased $12,913 or 14%, at March 31, 2014 compared with March 31, 2013. This increase was primarily due to net income earned in fiscal 2014.

On March 31, 2014, our net book value per share was $10.49, up 13% over March 31, 2013.

Fiscal 2013 Compared with Fiscal 2012

Stockholders’ equity increased $11,375 or 14%, at March 31, 2013 compared with March 31, 2012. This increase was primarily due to net income earned in fiscal 2013.

On March 31, 2013, our net book value per share was $9.30, up 13% over March 31, 2012.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2014	2013
Cash and investments	$61,146	$51,692
Working capital(1)	71,346	64,026
Working capital ratio(2)	3.7	3.6

(1)	Working capital equals current assets minus current liabilities.

(2)	Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to measure our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2014 was $15,230, compared with $12,432 for fiscal 2013. Improvements in unbilled revenue and customer deposits were partly offset by increased accounts receivable and increased accounts payable.

Capital spending in fiscal 2014 was $5,263, up from $1,655 in fiscal 2013. We are in the middle of a capital expansion at our Batavia, NY manufacturing facility to support our growth strategies. This expansion was partially funded in fiscal 2014, with the remaining funding expected to occur in the first half of the fiscal year ending March 31, 2015 (“fiscal 2015”). Capital expenditures in fiscal 2014 were approximately 85% for facilities along with machinery and equipment and the remaining 15% for all other items. Seventy-eight percent of our capital spending was for expansion and productivity improvements and the balance was primarily for capitalized maintenance.

Cash and investments were $61,146 on March 31, 2014 compared with $51,692 on March 31, 2013, up $9,454 or 18%. The largest component of cash generation was net income.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit. Approximately 95% of our cash and investments is held in the U.S. The remaining 5% is invested in our China operations.

Capital expenditures for fiscal 2015 are expected to be between approximately $5,500 and $6,000. Approximately 60% of this spending will support the completion of the Batavia, NY capacity expansion we initiated in fiscal 2014. Approximately 90% of our fiscal 2015 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for information technology and other items.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the Bank of America agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. We also have a $5,000 unsecured line of credit with HSBC, N.A. Letters of credit outstanding under our credit facilities on March 31, 2014 and 2013 were $15,473 and $12,354, respectively. There were no other amounts outstanding on either of our credit facilities at March 31, 2014 and 2013. Our borrowing rate for our Bank of America facility as of March 31, 2014 was the bank’s prime rate, or 3.25%. Availability under the Bank of America and HSBC lines of credit were $9,527 and $5,000, respectively, at March 31, 2014. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Contractual Obligations

As of March 31, 2014, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

	Total	Payments Due by Period
		Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$239	$90	$97	$52	$—
Operating leases(1)	1,139	588	484	67	—
Pension and postretirement benefits(2)	98	98	—	—	—
Accrued compensation	315	157	158	—	—
Accrued pension liability	298	26	52	52	168

Total	$2,089	$959	$791	$171	$168

(1)	For additional information, see Note 7 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)

Amounts represent anticipated contributions during fiscal 2015 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. No contributions are expected to be made to our defined benefit pension plan for fiscal 2015.

Orders and Backlog

Orders in fiscal 2014 increased 34% to $128,152 from $95,828, in fiscal 2013. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy included in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 72%, or $92,838, and international orders were 28%, or $35,314, of our total orders in fiscal 2014. This compared to domestic orders of $52,273 or 55%, and international orders of $43,555 or 45% of our total orders in fiscal 2013. Domestic orders increased by $40,565, or 78% due to increased demand in the petrochemical processing industries. International orders decreased by $8,241, or 19%, due to lower orders in Canada and Asia, partially offset by increased orders in the Middle East and South America.

Backlog was $112,108 at March 31, 2014, up 31% compared with $85,768 at March 31, 2013. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 25% to 30% of orders currently in backlog are not expected to be converted to sales during fiscal 2015. At March 31, 2014, approximately 26% of our backlog was attributed to equipment for refinery project work, 28% for chemical and petrochemical projects, 16% for power, including nuclear energy, 25% for U.S. Navy projects and 5% for other industrial or commercial applications. At March 31, 2013, approximately 40% of our backlog was for refinery project work, 8% for chemical and petrochemical projects, 25% for power, including nuclear energy, 23% for U.S. Navy projects and 4% for other industrial or commercial applications. At March 31, 2014, we had no projects on hold. We had one project for $1,129 cancelled in fiscal 2014.

Strategy and Outlook

We believe that a recovery in the refinery and petrochemical markets we serve is occurring. The U.S. petrochemical market was very strong in fiscal 2014. Our pipeline has continued to stay at an elevated level over the past year, even as our order levels increased compared to the prior fiscal year. We believe that with stronger market conditions along with our efforts to increase our addressable market opportunities, we have the ability to double the size of our business over the course of the current market expansion. We have and continue to invest to gain capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in our existing and ancillary markets. We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines. We believe that our fiscal year 2014 growth in orders and backlog are early evidence of the success of our strategy.

As fiscal 2015 continues, we believe the energy markets will remain strong. We believe that with our strong project pipeline, we are likely to see improved quarterly order levels, though the timing of that improvement is still uncertain.

We expect revenue to be approximately $120,000 to $130,000 in fiscal 2015, a 17% to 27% increase as compared with fiscal 2014. Our expected growth range for fiscal 2015 assumes conversion of existing backlog as well as continued market improvement and order placement by our customers. To achieve the upper end of the range, we will need to see strong order levels in the first half of the year. The continued conversion to revenue of the U.S. Navy CVN-79 project and two large domestic nuclear power generation projects is expected to contribute significantly to sales in fiscal 2015. Any unexpected delay in any of these projects could adversely impact our fiscal 2015 revenue and earnings.

We have a number of large projects which are converting over a multi-year time period. The U.S. Navy projects and large projects for the new nuclear reactors being built in the southeast U.S. will partially convert in fiscal 2015. However, the reactor projects, as well as the U.S. Navy project, will continue into subsequent fiscal years. These projects made up over 30% of our fiscal 2014 year-end backlog. We expect to convert approximately 70% to 75% of our March 31, 2014 backlog to sales in fiscal 2015.

We expect gross profit margin in fiscal 2015 to be in the 30% to 32% range. While we continue to see stronger activity in our key end markets, particularly the petrochemical and refining markets, our pricing power is still consistent with historic early cycle comparables. Our margin expectations are constrained by the current mix of products sold to the chemical and petrochemical markets.

We continue to believe that as the recovery in our markets continues, gross profit margins should improve with anticipated volume increases. As we look forward, due to changes in geographic and end use market mix, we expect gross margins are unlikely to reach the 40% range achieved in the prior up cycle. We believe that at the peak of the current cycle a gross profit margin percentage in the mid-to-upper 30% range is a more realistic expectation. We also expect this recovery, while including more domestic chemical and petrochemical opportunities, will be more focused on emerging markets, which historically have provided a more competitive pricing environment and, correspondingly, lower margins, than developed markets.

SG&A spending during fiscal 2015 is expected to be between 15% and 16% of sales. Our effective tax rate during fiscal 2015 is expected to be between 33% and 34%.

Cash flow in fiscal 2015 is expected to be positive, driven primarily by net income, partly offset by capital spending, including the completion of our Batavia capacity expansion, as well as a minimal need for additional working capital.

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

As of March 31, 2014, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits to which we are a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Revenue Recognition.    We recognize revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of our revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred as of a specific date to our estimate of the total labor to be incurred on each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated material and labor costs at completion. Losses on contracts are recognized immediately, when evident to management.

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

The liability for unrecognized tax benefits related to the research and development tax credits was $0 and $134 on March 31, 2014 and March 31, 2013, respectively. The liability at March 31, 2013 was related to tax years 2011 through 2013. During fiscal year 2014, the IRS completed a routine audit of our tax years 2011 and 2012 with no adjustments related to research and development tax credits. Therefore, we believed no further liability was required for future years. For further discussion of our tax liabilities, see Note 10 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

As discussed above under the heading “Critical Accounting Policies,” we recognize a majority of our revenue using the percentage-of-completion method. The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2014 was 4.28% for our defined benefit pension plan and 3.26% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2014 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $410 and $0, respectively.

The expected return on plan assets assumption of 8.0% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2014 net periodic pension expense by approximately $171.

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

We believe that the amounts recorded in the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K related to revenue, contingencies, pensions, other postretirement benefits and other matters requiring the use of estimates and judgments are reasonable, although actual outcomes could differ materially from our estimates.

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

In July 2012, the FASB amended its guidance related to periodic testing of indefinite-lived intangible assets for impairment. The amended guidance provided an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The guidance also enhanced the consistency of impairment testing among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the guidance, an entity has an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The provisions of the amended guidance were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We did not elect the option to perform a qualitative assessment for impairment testing. Therefore, the amended guidance did not have an impact on our consolidated financial statements.

In February 2013, the FASB issued guidance related to the disclosure of amounts reclassified out of accumulated other comprehensive income. This guidance added new disclosure requirements either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This guidance gave companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This guidance was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements as it only changed the disclosures surrounding AOCI.

We do not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2014 or March 31, 2013, other than operating leases and letters of credit incurred in the ordinary course of business.

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

Foreign Currency

International consolidated sales for fiscal 2014 were 38% of total sales, down from 47% of sales in fiscal 2013. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of fiscal 2014, fiscal 2013, and fiscal 2012, all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of fiscal 2014, fiscal 2013 and fiscal 2012, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2014 or fiscal 2013, and as of March 31, 2014 and 2013, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. At March 31, 2014, we had no projects on hold. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Net sales	$102,218	$104,973	$103,186
Cost of products sold	70,406	73,151	70,431
Cost of goods sold — amortization	—	—	120

Total cost of goods sold	70,406	73,151	70,551

Gross profit	31,812	31,822	32,635

Other expenses and income:
Selling, general and administrative	16,973	16,332	15,321
Selling, general and administrative — amortization	222	228	219
Interest income	(94)	(51)	(58)
Interest expense	1	(264)	476

Total other expenses and income	17,102	16,245	15,958

Income before provision for income taxes	14,710	15,577	16,677
Provision for income taxes	4,565	4,429	6,124

Net income	$10,145	$11,148	$10,553

Per share data
Basic:
Net income	$1.01	$1.11	$1.06

Diluted:
Net income	$1.00	$1.11	$1.06

Average common shares outstanding:
Basic	10,070	10,027	9,963
Diluted	10,104	10,051	9,998
Dividends declared per share	$.13	$.09	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Net income	$10,145	$11,148	$10,553

Other comprehensive income:
Foreign currency translation adjustment	(7)	35	75
Defined benefit pension and other postretirement plans, net of income tax, of $1,244, $50 and $1,726 for the years ended March 31, 2014, 2013 and 2012, respectively	2,275	92	(3,223)

Total other comprehensive income	2,268	127	(3,148)

Total comprehensive income	$12,413	$11,275	$7,405

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$32,146	$24,194
Investments	29,000	27,498
Trade accounts receivable, net of allowances ($46 and $33 at March 31, 2014 and 2013, respectively)	10,339	9,440
Unbilled revenue	7,830	13,113
Inventories	16,518	11,171
Prepaid expenses and other current assets	457	783
Income taxes receivable	498	2,635
Deferred income tax asset	668	69

Total current assets	97,456	88,903
Property, plant and equipment, net	16,449	13,288
Prepaid pension asset	5,759	2,349
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,608	4,788
Other assets	124	167

Total assets	$141,634	$126,733

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$80	$87
Accounts payable	10,084	9,429
Accrued compensation	5,701	5,018
Accrued expenses and other current liabilities	2,233	3,051
Customer deposits	8,012	6,919
Deferred income tax liability	—	373

Total current liabilities	26,110	24,877
Capital lease obligations	136	127
Accrued compensation	158	308
Deferred income tax liability	8,197	7,131
Accrued pension liability	272	227
Accrued postretirement benefits	853	923
Other long-term liabilities	—	145

Total liabilities	35,726	33,738

Commitments and contingencies (Notes 7 and 15)
Stockholders’ equity:
Preferred stock, $1.00 par value —
Authorized, 500 shares
Common stock, $.10 par value —
Authorized, 25,500 shares
Issued, 10,409 and 10,331 shares at March 31, 2014 and 2013, respectively	1,041	1,033
Capital in excess of par value	20,274	18,596
Retained earnings	93,469	84,632
Accumulated other comprehensive loss	(5,765)	(8,033)
Treasury stock (311 and 327 shares at March 31, 2014 and 2013, respectively)	(3,111)	(3,233)

Total stockholders’ equity	105,908	92,995

Total liabilities and stockholders’ equity	$141,634	$126,733

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2014	2013	2012
	(Dollar amounts in thousands)
Operating activities:
Net income	$10,145	$11,148	$10,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,977	1,851	1,685
Amortization	222	228	339
Amortization of unrecognized prior service cost and actuarial losses	886	893	392
Discount accretion on investments	(8)	(15)	(5)
Stock-based compensation expense	639	576	611
Loss on disposal or sale of property, plant and equipment	223	85	23
Deferred income taxes	(1,011)	(2,357)	4,413
(Increase) decrease in operating assets:
Accounts receivable	(1,001)	2,264	(2,844)
Unbilled revenue	5,318	(415)	1,613
Inventories	(5,161)	(5,311)	2,191
Income taxes receivable/payable	2,137	1,845	(6,252)
Prepaid expenses and other current and non-current assets	185	(300)	(105)
Prepaid pension asset	(793)	(767)	(833)
Increase (decrease) in operating liabilities:
Accounts payable	595	2,957	(3,689)
Accrued compensation, accrued expenses and other current and non-current liabilities	28	59	172
Customer deposits	1,009	(255)	(5,626)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(160)	(54)	(33)

Net cash provided by operating activities	15,230	12,432	2,605

Investing activities:
Purchase of property, plant and equipment	(5,263)	(1,655)	(3,243)
Proceeds from disposal of property, plant and equipment	32	37	5
Purchase of investments	(109,494)	(83,984)	(32,896)
Redemption of investments at maturity	108,000	73,000	39,920
Acquisition of Energy Steel & Supply Co. (See Note 2)	—	—	384

Net cash (used) provided by investing activities	(6,725)	(12,602)	4,170

Financing activities:
Principal repayments on capital lease obligations	(88)	(85)	(81)
Issuance of common stock	581	83	386
Dividends paid	(1,308)	(899)	(793)
Purchase of treasury stock	—	—	(221)
Excess tax deduction on stock awards	271	43	247
Payment of contingent earn-out	—	—	(746)

Net cash used by financing activities	(544)	(858)	(1,208)

Effect of exchange rate changes on cash	(9)	33	57

Net increase (decrease) in cash and cash equivalents	7,952	(995)	5,624
Cash and cash equivalents at beginning of year	24,194	25,189	19,565

Cash and cash equivalents at end of year	$32,146	$24,194	$25,189

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss(1)	Treasury Stock	Stockholders’ Equity
	Shares	Par Value
Balance at April 1, 2011	10,215,625	$1,022	$16,322	$64,623	$(5,012)	$(3,300)	$73,655
Comprehensive income				10,553	(3,148)		7,405
Issuance of shares	81,644	8	378				386
Stock award tax benefit			247				247
Dividends				(793)			(793)
Recognition of equity-based compensation expense			611				611
Purchase of treasury stock						(221)	(221)
Issuance of treasury shares			187			143	330

Balance at March 31, 2012	10,297,269	1,030	17,745	74,383	(8,160)	(3,378)	81,620
Comprehensive income				11,148	127		11,275
Issuance of shares	33,499	3	80				83
Stock award tax benefit			43				43
Dividends				(899)			(899)
Recognition of equity-based compensation expense			576				576
Issuance of treasury stock			152			145	297

Balance at March 31, 2013	10,330,768	1,033	18,596	84,632	(8,033)	(3,233)	92,995
Comprehensive income				10,145	2,268		12,413
Issuance of shares	78,351	8	573				581
Stock award tax benefit			271				271
Dividends				(1,308)			(1,308)
Recognition of equity-based compensation expense			639				639
Issuance of treasury stock			195			122	317

Balance at March 31, 2014	10,409,119	$1,041	$20,274	$93,469	$(5,765)	$(3,111)	$105,908

(1)

Accumulated foreign currency translation adjustments were $403, $410 and $375, accumulated pension benefit adjustments were $(5,941), $(8,283) and $(8,515), and accumulated other postretirement benefit adjustments were $(227), $(160) and $(20) at March 31, 2014, 2013 and 2012, respectively, net of income tax.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1 — The Company and Its Accounting Policies:

Graham Corporation (the “Company”), and its operating subsidiaries, is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries. Energy Steel & Supply Co. (“Energy Steel”), a wholly-owned subsidiary, is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear industry. The Company’s significant accounting policies are set forth below.

The Company’s fiscal years ended March 31, 2014, 2013 and 2012 are referred to as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

Investments

Investments consist of certificates of deposits with financial institutions and fixed-income debt securities issued by the U.S. Treasury. All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2014 are scheduled to mature on or before October 3, 2014.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2014 and 2013 is as follows:

	March 31,
	2014	2013
Costs incurred since inception on contracts in progress	$42,019	$37,632
Estimated earnings since inception on contracts in progress	10,208	12,311

	52,227	49,943
Less billings to date	57,489	49,485

Net (over) under billings	$(5,262)	$458

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2014 and 2013 or Notes to Consolidated Financial Statements:

	March 31,
	2014	2013
Unbilled revenue	$7,830	$13,113
Progress payments reducing inventory (Note 3)	(5,080)	(5,736)
Customer deposits	(8,012)	(6,919)

Net (over) under billings	$(5,262)	$458

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,436, $3,579 and $3,197 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Research and development costs are included in the line item “Cost of goods sold” in the Consolidated Statements of Operations.

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

	Year ended March 31,
	2014	2013	2012
Basic income per share:
Numerator:
Net income	$10,145	$11,148	$10,553

Denominator:
Weighted common shares outstanding	10,056	9,984	9,913
Share equivalent units (“SEUs”) outstanding	14	43	50

Weighted average shares and SEUs outstanding	10,070	10,027	9,963

Basic income per share	$1.01	$1.11	$1.06

Diluted income per share:
Numerator:
Net income	$10,145	$11,148	$10,553

Denominator:
Weighted average shares and SEUs outstanding	10,070	10,027	9,963
Stock options outstanding	34	24	34
Contingently issuable SEUs	—	—	1

Weighted average common and potential common shares outstanding	10,104	10,051	9,998

Diluted income per share	$1.00	$1.11	$1.06

There were 2, 14 and 14 options to purchase shares of common stock at various exercise prices in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $12 in fiscal 2014, $59 in fiscal 2013, and $100 in fiscal 2012. In addition, income taxes paid were $3,302 in fiscal 2014, $4,064 in fiscal 2013, and $8,111 in fiscal 2012.

In fiscal 2014, fiscal 2013, and fiscal 2012, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $(2,275), $(92) and $3,223 respectively. Also, in fiscal 2014, fiscal 2013 and fiscal 2012, non-cash activities included the issuance of treasury stock valued at $317, $297 and $330, respectively, to the Company’s Employee Stock Purchase Plan (See Note 12).

At March 31, 2014, 2013, and 2012, there were $40, $142, and $13, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Consolidated Statements of Cash Flows. In fiscal 2014, fiscal 2013 and fiscal 2012, capital expenditures totaling $90, $11 and $205, respectively, were financed through the issuance of capital leases.

Accumulated other comprehensive income (loss)

Comprehensive income is comprised of net income and other comprehensive income or loss items, which are accumulated as a separate component of stockholders’ equity. For the Company, other comprehensive income or loss items include a foreign currency translation adjustment and pension and other postretirement benefit adjustments.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. The accounting standards for fair value establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

In July 2012, the FASB amended its guidance related to periodic testing of indefinite-lived intangible assets for impairment. The amended guidance provided an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The guidance also enhanced the consistency of impairment testing among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with the guidance, an entity has an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more-likely-than-not that the asset is impaired. The provisions of the amended guidance were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company did not elect the option to perform a qualitative assessment for impairment testing. Therefore, the adoption of the amended guidance did not have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued guidance related to the disclosure of amounts reclassified out of accumulated other comprehensive income (“AOCI”). This guidance added new disclosure requirements either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. This guidance gave companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This guidance was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as it only changed the disclosures surrounding AOCI. (See Note 13).

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

Note 3 — Inventories:

Major classifications of inventories are as follows:

	March 31,
	2014	2013
Raw materials and supplies	$3,185	$2,865
Work in process	17,767	13,470
Finished products	646	572

	21,598	16,907
Less — progress payments	5,080	5,736

	$16,518	$11,171

Note 4 — Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2014	2013
Land	$210	$210
Buildings and leasehold improvements	13,249	13,179
Machinery and equipment	24,904	23,474
Construction in progress	3,025	14

	41,388	36,877
Less — accumulated depreciation and amortization	24,939	23,589

	$16,449	$13,288

Depreciation expense in fiscal 2014, fiscal 2013, and fiscal 2012 was $1,977, $1,851, and $1,685, respectively.

Note 5 — Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2014
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	592	2,108

	$2,870	$762	$2,108

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2013
Intangibles subject to amortization:
Backlog	$170	$170	$—
Customer relationships	2,700	412	2,288

	$2,870	$582	$2,288

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense was $180, $180 and $250 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. As of March 31, 2014, amortization expense is estimated to be $180 in each of the fiscal years ending March 31, 2015, 2016, 2017, 2018 and 2019.

There was no change in goodwill during fiscal 2014 or fiscal 2013. Goodwill was $6,938 at March 31, 2014 and 2013.

Note 6 — Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2014	2013
Balance at beginning of year	$408	$215
Expense for product warranties	125	360
Product warranty claims paid	(225)	(167)

Balance at end of year	$308	$408

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Note 7 — Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $563, $513 and $478 in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2014	2013
Machinery and equipment	$457	$429
Less accumulated amortization	240	219

	$217	$210

Amortization of machinery and equipment under capital leases amounted to $72, $84 and $82 in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, and is included in depreciation expense.

As of March 31, 2014, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2015	$588	$90
2016	366	63
2017	118	34
2018	52	29
2019	15	23

Total minimum lease payments	$1,139	239

Less — amount representing interest		23

Present value of net minimum lease payments		$216

Note 8 — Debt:

Short-Term Debt Due to Banks

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2014 and 2013.

On December 3, 2010, the Company entered into a revolving credit facility agreement that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option at any time up to a total of $50,000. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The agreement has a three year term, with two automatic one year extensions. The agreement was automatically extended for one year in December 2013.

At the Company’s option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus a margin. The margin is based upon the Company’s funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and may range from 2.00% to 1.00%. Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.375% and 0.200%, depending on the above ratio. The bank’s prime rate was 3.25% at March 31, 2014 and 2013.

Outstanding letters of credit under the agreement are subject to a fee of between 1.25% and 0.75%, depending on the Company’s ratio of funded debt to EBITDA. The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of .55% by securing outstanding letters of credit with cash and cash equivalents. At March 31, 2014, all outstanding letters of credit were secured by cash and cash equivalents. Availability under the line of credit was $9,527 at March 31, 2014.

Under the Company’s revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes (“EBIT”) to interest ratio, as defined in such credit facility, of 4.0 to 1.0. The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0. The Company was in compliance with all such provisions as of and for the year ended March 31, 2014. Assets with a book value of $104,451 have been pledged to secure borrowings under the credit facility.

On March 24, 2014, the Company entered into a letter of credit facility agreement to further support its international operations. The agreement provides a $5,000 line of credit to be used for the issuance of letters of credit. Under the agreement, the Company incurs an annual facility fee of 0.375% of the maximum amount available under the facility and outstanding letters of credit are subject to a fee of between 1.25% and 0.75%, depending on the Company’s ratio of funded debt to EBITDA, as defined in such credit facility. The facility requires the Company to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum EBIT to interest ratio, as defined in such credit facility, of 4.0 to 1.0. Availability under the letter of credit facility was $5,000 at March 31, 2014.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2014	2013
Capital lease obligations (Note 7)	$216	$214
Less: current amounts	80	87

Total	$136	$127

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2014.

Note 9 — Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2014 and 2013, the Company had no significant concentrations of credit risk.

At March 31, 2014, two customers comprised 13% and 12% of backlog. At March 31, 2013, two customers comprised 21% and 12% of backlog.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2014 and 2013, the Company was contingently liable on outstanding standby letters of credit aggregating $15,473 and $12,354, respectively. (See Note 8).

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates.

The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2014 and 2013, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:    The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:    The fair value of investments at March 31, 2014 and 2013 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 10 — Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year ended March 31,
	2014	2013	2012
United States	$14,127	$14,597	$16,708
China	583	980	(31)

	$14,710	$15,577	$16,677

The provision for income taxes related to income before income taxes consists of:

	Year ended March 31,
	2014	2013	2012
Current:
Federal	$5,146	$6,721	$1,744
State	68	65	(19)
Foreign	362	—	(14)

	5,576	6,786	1,711

Deferred:
Federal	(761)	(2,538)	4,521
State	(184)	(223)	(140)
Foreign	(240)	260	18
Changes in valuation allowance	174	144	14

	(1,011)	(2,357)	4,413

Total provision for income taxes	$4,565	$4,429	$6,124

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2014	2013	2012
Provision for income taxes at federal rate	$5,149	$5,452	$5,670
State taxes	(139)	(173)	(100)
Charges not deductible for income tax purposes	59	78	281
Recognition of tax benefit generated by qualified production activities deduction	(403)	(417)	(77)
Research and development tax credits	(80)	(307)	(134)
Valuation allowance	174	144	14
Uncertain tax positions	(134)	90	428
Contingent earn-out	—	(326)	—
Other	(61)	(112)	42

Provision for income taxes	$4,565	$4,429	$6,124

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax liability follows:

	March 31,
	2014	2013
Depreciation	$(2,207)	$(2,212)
Accrued compensation	201	200
Prepaid pension asset	(2,026)	(831)
Accrued pension liability	105	90
Accrued postretirement benefits	336	364
Compensated absences	584	584
Inventories	(101)	(968)
Warranty liability	109	144
Accrued expenses	329	219
Stock-based compensation	419	459
Intangible assets	(5,294)	(5,353)
Net operating loss carryforwards	—	151
New York State investment tax credit	738	564
Other	24	(132)

	(6,783)	(6,721)
Less: Valuation allowance	(738)	(564)

Total	$(7,521)	$(7,285)

The net deferred income tax liability is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2014	2013
Current deferred income tax asset	$668	$69
Long-term deferred income tax asset	8	150
Current deferred income tax liability	—	(373)
Long-term deferred income tax liability	(8,197)	(7,131)

	$(7,521)	$(7,285)

Deferred income taxes include the impact of state investment tax credits of $298, which expire from 2015 to 2028 and state investment tax credits of $440 with an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2014 and 2013 related to certain state investment tax credits would not be realized, and recorded a valuation allowance of $738 and $564, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination in federal and state tax jurisdictions for tax year 2013 and tax years 2009 through 2013, respectively. The Company is subject to examination in the People’s Republic of China for tax years 2011 through 2013. During fiscal 2014, the U.S. Internal Revenue Service (“IRS”) examination of tax years 2011 and 2012 was completed. Based upon the results of the IRS examination, the Company reduced its liability for unrecognized tax benefits by $134. The liability for unrecognized tax benefits was $0 and $134 on March 31, 2014 and 2013, respectively.

It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During fiscal 2014, the Company reversed provisions made in previous years for interest related to its uncertain tax positions of $11 based upon the results of the IRS examination of tax years 2011 and 2012. During fiscal 2013, the Company reversed provisions that had been made in previous years for interest related to its uncertain tax positions due to lower assessments by the IRS than expected. Including this reversal, the Company recorded ($320) in fiscal 2013 for interest related to its uncertain tax positions. Interest of $259 was recorded in fiscal 2012 related to the Company’s uncertain tax positions. No penalties related to uncertain tax positions were recorded in fiscal 2014, fiscal 2013 or fiscal 2012.

The following table summarizes the changes to the unrecognized tax benefit:

	Year Ended March 31,
	2014	2013
Balance at beginning of year	$134	$1,787
Deductions based upon tax positions taken during prior periods	(134)	(893)
Additions based upon tax positions taken during the current period	—	40
Settlements	—	(800)

Balance at end of year	$—	$134

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

The components of pension cost are:

	Year ended March 31,
	2014	2013	2012
Service cost during the period	$576	$544	$459
Interest cost on projected benefit obligation	1,359	1,427	1,421
Expected return on assets	(2,728)	(2,738)	(2,713)
Amortization of:
Unrecognized prior service cost	4	4	4
Actuarial loss	1,002	1,011	517

Net pension cost (benefit)	$213	$248	$(312)

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2014	2013	2012
Discount rate	4.28%	4.76%	5.63%
Rate of increase in compensation levels	3.00%	3.50%	3.50%
Long-term rate of return on plan assets	8.00%	8.50%	8.50%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2015.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2014	2013
Change in the benefit obligation
Projected benefit obligation at beginning of year	$32,278	$30,430
Service cost	472	439
Interest cost	1,359	1,427
Actuarial (gain) loss	(226)	1,561
Benefit payments	(1,094)	(1,579)

Projected benefit obligation at end of year	$32,789	$32,278

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2014	2013
Discount rate	4.46%	4.28%
Rate of increase in compensation levels	3.00%	3.00%

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$34,627	$32,668
Actual return on plan assets	5,015	3,538
Benefit and administrative expense payments	(1,094)	(1,579)

Fair value of plan assets at end of year	$38,548	$34,627

Funded status
Funded status at end of year	$5,759	$2,349

Amount recognized in the Consolidated Balance Sheets	$5,759	$2,349

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2014 and 2013 was $28,254 and $27,809, respectively. At March 31, 2014 and 2013, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2014	2013
Net actuarial loss	$5,939	$8,278
Prior service cost	2	5

	$5,941	$8,283

The decrease in accumulated other comprehensive loss (income), net of income tax, consists of:

	March 31,
	2014	2013
Net actuarial (gain) loss arising during the year	$(1,692)	$424
Amortization of actuarial loss	(647)	(653)
Amortization of prior service cost	(3)	(3)

	$(2,342)	$(232)

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2015 are $580 and $4, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2015	$1,260
2016	1,253
2017	1,359
2018	1,447
2019	1,477
2020-2024	8,711

Total	$15,507

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target Allocation	March 31,
		2014	2013
Asset Category
Equity securities	50-70%	66%	68%
Debt securities	20-50%	34%	32%
Other, including cash	0-10%	—%	—%

		100%	100%

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

The fair values of the Company’s pension plan assets at March 31, 2014 and 2013, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$122	$122	$—	$—
Equity securities:
U.S. companies	20,396	20,396	—	—
International companies	4,905	4,905	—	—
Fixed income:
Corporate bond funds
Intermediate-term	10,507	10,507	—	—
Short-term	2,618	2,618	—	—

	$38,548	$38,548	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$108	$108	$—	$—
Equity securities:
U.S. companies	19,209	19,209	—	—
International companies	4,284	4,284	—	—
Fixed income:
Corporate bond funds
Intermediate-term	8,953	8,953	—	—
Short-term	2,073	2,073	—	—

	$34,627	$34,627	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2014, fiscal 2013 and fiscal 2012 was $257, $204 and $161, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2014, fiscal 2013, and fiscal 2012 related to this plan was $70, $24 and $21, respectively. At March 31, 2014 and 2013, the related liability was $298 and $254, respectively. The current portion of the related liability of $26 and $27 at March 31, 2014 and 2013, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees. Prior to January 1, 2012, company contributions to the plan were determined by a formula based on profitability and were made at the discretion of the Compensation Committee of the Board of Directors. Effective January 1, 2012, company contributions were no longer based upon profitability. The Company provides matching contributions equal to 100% of the first 3% of an employee’s salary deferral and 50% of the next 2% percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $831 in fiscal 2014, $753 in fiscal 2013 and $457 in fiscal 2012.

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

The components of postretirement benefit income are:

	Year ended March 31,
	2014	2013	2012
Interest cost on accumulated benefit obligation	$33	$39	$45
Amortization of prior service benefit	(166)	(166)	(166)
Amortization of actuarial loss	46	44	37

Net postretirement benefit income	$(87)	$(83)	$(84)

The weighted average discount rate used to develop the net postretirement benefit cost were 3.26%, 3.96% and 4.69% in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2014	2013
Change in the benefit obligation
Projected benefit obligation at beginning of year	$1,030	$999
Interest cost	33	39
Actuarial (gain) loss	(16)	95
Benefit payments	(96)	(103)

Projected benefit obligation at end of year	$951	$1,030

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2014	2013
Discount rate	3.59%	3.26%
Medical care cost trend rate	8.00%	8.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2020 and subsequent years. This was accomplished using .5% decrements for the years ended March 31, 2014 through 2020.

	Year ended March 31,
	2014	2013
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	96	103
Benefit payments	(96)	(103)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(951)	$(1,030)

Amount recognized in the Consolidated Balance Sheets	$(951)	$(1,030)

The current portion of the accrued postretirement benefit obligation of $98 and $107, at March 31, 2014 and 2013, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2014	2013
Net actuarial loss	$295	$336
Prior service cost	(68)	(176)

	$227	$160

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2014	2013
Net actuarial (gain) loss arising during the year	$(10)	$61
Amortization of actuarial loss	(30)	(28)
Amortization of prior service cost	107	107

	$67	$140

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit income in fiscal 2015 are $40 and $(106), respectively.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2015	$98
2016	93
2017	88
2018	82
2019	77
2020-2024	309

Total	$747

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. There were 252 and 279 shares in the ESOP at March 31, 2014 and 2013, respectively. There were no Company contributions to the ESOP in fiscal 2014, fiscal 2013 or fiscal 2012. Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage per employee of $1,000. The Company also has total plan annual maximum aggregate stop loss coverage of $3,707. The liability of $221 on March 31, 2014 related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued Compensation” in the Consolidated Balance Sheet.

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

During fiscal 2013 and fiscal 2012, 49 and 9 stock options, respectively, each with a term of ten years from the date of grant were awarded to officers and key employees. No stock options were awarded in fiscal 2014. The stock option awards granted in fiscal 2013 and fiscal 2012 vest 33 1/3% per year over a three-year term. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2014, fiscal 2013 and fiscal 2012, 32, 26 and 32 shares, respectively, of restricted stock were awarded. Restricted shares of 14, 18 and 16 granted to officers in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 12 granted to officers and key employees in fiscal 2014 vest 33 1/3% per year over a three-year term. Restricted shares of 7 granted to officers in fiscal 2012 vest 50% on the second anniversary of the grant date and 50% on the fourth anniversary of the grant date. The restricted shares granted to directors of 6, 8 and 9 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, vest 100% on the anniversary of the grant date. The Company recognizes compensation cost over the period the shares vest.

During fiscal 2014, fiscal 2013, and fiscal 2012, the Company recognized $582, $524, and $556, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $205, $184 and $198, respectively, of related tax benefits.

The weighted average fair value of options granted during fiscal 2013 and fiscal 2012 was $4.97 and $9.51, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended March 31,
	2013	2012
Expected life	3 years	3 years
Volatility	43.17%	75.86%
Risk-free interest rate	.38%	.83%
Dividend yield	.38%	.47%

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

The Company received cash proceeds from the exercise of stock options of $581, $83 and $386 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. In fiscal 2014, fiscal 2013 and fiscal 2012, the Company recognized a $268, $41 and $244, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2014, fiscal 2013 and fiscal 2012:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2011	159	$11.87
Granted	9	21.19
Exercised	(50)	7.72
Expired	(3)	30.88
Forfeited	(1)	18.09

Outstanding at March 31, 2012	114	13.90
Granted	49	18.65
Exercised	(13)	6.35
Forfeited	(4)	18.65

Outstanding at March 31, 2013	146	16.04
Exercised	(52)	11.31
Forfeited	(1)	19.15

Outstanding at March 31, 2014	93	18.60	6.35 years	$1,261

Vested or expected to vest at March 31, 2014	90	18.58	6.29 years	1,215

Exercisable at March 31, 2014	62	19.00	5.47 years	852

The following table summarizes information about stock options outstanding at March 31, 2014:

Exercise Price	Options Outstanding at March 31, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 6.90-7.98	9	$6.96	3.11
12.52-15.25	24	14.68	5.22
18.65-21.19	48	18.99	8.04
30.88-44.50	12	33.04	4.20

6.90-44.50	93	18.60	6.35

The total intrinsic value of the stock options exercised during fiscal 2014, fiscal 2013 and fiscal 2012 was $1,221, $203 and $776, respectively. As of March 31, 2014, there was $1,000 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 1.47 years.

The outstanding options expire between June 2016 and May 2022. Options, stock awards and performance awards available for future grants were 423 at March 31, 2014.

The following table summarizes information about the Company’s restricted stock awards during fiscal 2014, fiscal 2013 and fiscal 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at March 31, 2011	32	$15.77
Granted	32	20.91
Vested	(15)	15.84

Non-vested at March 31, 2012	49	19.11
Granted	26	18.65
Vested	(8)	22.02
Forfeited	(6)	19.19

Non-vested at March 31, 2013	61	18.51
Granted	32	24.00
Vested	(24)	17.20
Forfeited	(5)	15.81

Non-vested at March 31, 2014	64	21.93	$633

During fiscal 2014, the Company terminated its Long-Term Incentive Plan, which provided for awards of share equivalent units for outside directors based upon the Company’s performance. Upon termination, the final value of the share equivalent units was determined and the related share equivalent units were cancelled. The liability of $315 at March 31, 2014 will be paid to the participating directors in two equal installments in fiscal 2015 and fiscal 2016. Previously, under the provisions of the Long Term Incentive Plan, each unit was equivalent to one share of the Company’s common stock. Share equivalent units were credited to each outside director’s account for each of the first five full fiscal years of the director’s service when consolidated net income was at least 100% of the approved budgeted net income for the year. The share equivalent units were payable in cash or stock upon retirement. Compensation cost for share equivalent units was recorded based on the higher of the quoted market price of the Company’s stock at the end of the period up to $3.20 per unit or the stock price at date of grant. The cost of share equivalent units earned and charged to pre-tax income under this Plan was $0 in fiscal 2014, $10 in fiscal 2013 and $20 in fiscal 2012. At March 31, 2013, there were 43 share equivalent units in the Plan and the related liability recorded was $310. The expense (income) to mark to market the share equivalent units was $6, $2 and $(2) in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. In fiscal 2014, fiscal 2013 and fiscal 2012, 16, 19 and 19 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years. During fiscal 2014, fiscal 2013 and fiscal 2012, the Company recognized stock-based compensation cost of $57, $52 and $55, respectively, related to the ESPP and $20, $19 and $19, respectively, of related tax benefits. The Company recognized a $3, $2 and $3 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Note 13 — Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2014 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2013	$(8,443)	$410	$(8,033)
Other comprehensive income before reclassifications	1,702	(7)	1,695
Amounts reclassified from accumulated other comprehensive loss	573	—	573

Net current year other comprehensive income	2,275	(7)	2,268

Balance at March 31, 2014	$(6,168)	$403	$(5,765)

The reclassifications out of accumulated other comprehensive loss by component for fiscal 2014 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$162	(1)
Amortization of actuarial loss	(1,048	)(1)

	(886)		Income before provision for income taxes
	(313)		Provision for income taxes

	$(573)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 11.

Note 14 — Segment Information:

The Company has one reporting segment as its operating segments meet the requirement for aggregation. The Company and its operating subsidiaries design and manufacture heat transfer and vacuum equipment for the chemical, petrochemical, refining and electric power generating markets. Energy Steel supplies components and raw materials for the nuclear power generating market. Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers. Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps. These products are sold individually or combined into package systems. The Company also services and sells spare parts for its equipment.

Net sales by product line for the following fiscal years are:

	Year ended March 31,
	2014	2013	2012
Heat transfer equipment	$37,086	$43,764	$27,927
Vacuum equipment	27,236	22,891	43,635
All other	37,896	38,318	31,624

Net sales	$102,218	$104,973	$103,186

The breakdown of net sales by geographic area for the following fiscal years is:

	Year ended March 31,
	2014	2013	2012
Net Sales:
Africa	$152	$235	$371
Asia	11,486	17,048	17,339
Australia & New Zealand	307	29	2,840
Canada	11,419	7,084	4,626
Central America	3,210	4,633	224
Europe	2,091	2,027	571
Mexico	728	89	112
Middle East	4,350	14,834	16,264
South America	4,625	3,299	5,407
U.S.	63,850	55,695	55,432

Net sales	$102,218	$104,973	$103,186

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

In fiscal 2012, total sales to one customer amounted to 14% of total net sales. There were no sales to a single customer that amounted to 10% or more of total consolidated sales in fiscal 2014 or fiscal 2013.

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

As of March 31, 2014, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

Note 16 — Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2014 and fiscal 2013 is presented below:

Year ended March 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$28,256	$24,490	$23,385	$26,087	$102,218
Gross profit	10,015	8,289	6,090	7,418	31,812
Net income	3,808	2,589	1,431	2,317	10,145
Per share:
Net income:
Basic	$.38	$.26	$.14	$.23	$1.01
Diluted	$.38	$.26	$.14	$.23	$1.00
Market price range of common stock	$22.36-31.41	$30.26-38.96	$32.95-41.94	$30.23-37.23	$22.36-41.94

Year ended March 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$22,533	$25,902	$25,633	$30,905	$104,973
Gross profit	6,236	7,913	7,128	10,545	31,822
Net income	1,390	2,615	3,047	4,096	11,148
Per share:
Net income:
Basic	$.14	$.26	$.30	$.41	$1.11
Diluted	$.14	$.26	$.30	$.41	$1.11
Market price range of common stock	$17.02-23.13	$16.20-$20.00	$16.45-21.22	$19.60-24.80	$16.20-24.80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Rochester, New York

June 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2014. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2014 of the Company and our reports dated June 4, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Rochester, New York

June 4, 2014

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President — Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2014 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2014.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in our proxy statement for our 2014 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2014 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2014

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	93	$18.60	423
Equity compensation plans not approved by security holders	—	—	—

Total	93	$18.60	423

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2014 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in our proxy statement for our 2014 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and for each of the three years in the period ended March 31, 2014, and the Company’s internal control over financial reporting as of March 31, 2014, and have issued our reports thereon dated June 4, 2014; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Rochester, New York

June 4, 2014

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2014
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$19	$—	$(6)	$46
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	408	125	—	(225)	308
Year ended March 31, 2013
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$43	$(10)	$—	$—	$33
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	215	360	—	(167)	408
Year ended March 31, 2012
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$26	$98	$—	$(81)	$43
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	202	53	—	(40)	215

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

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

#10.2	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 27, 2006.

#10.3

Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2006.

#10.4

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 23, 2006.

#10.5

Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

#10.6

Form of Director Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

#10.7

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

#10.10	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

#10.11	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#10.12

Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#10.13

Form of Employee Time-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#10.14

Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2010.

#10.15

Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#10.16

Amended and Restated Employment Agreement between Graham Corporation and Jeffrey F. Glajch executed and effective on July 29, 2010 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

10.17	Policy Statement on Stockholder Rights Plans is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 9, 2010.

10.18

Lease Agreement by and between ESSC Investments, LLC, Energy Steel & Supply Co., and Graham Corporation dated December 14, 2010, is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.

10.19

Loan Agreement between the Company and Bank of America, N.A., dated December 3, 2010, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 3, 2010.

10.20

Trademark Security Agreement Amendment 1 between the Company and Bank of America, N.A., dated December 3, 2010 is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 3, 2010.

#10.21

Compensation information, including information regarding restricted stock grants made to the Company’s named executive officers under the Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company’s Current Report on Form 8-K dated May 30, 2013, is incorporated herein by reference.

#10.22	Compensation information regarding named executive officer base salaries previously filed on the Company’s Current Report on Form 8-K dated March 20, 2014 is incorporated herein by reference.

#10.23

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

#10.24

Employment Agreement between Graham Corporation and Jennifer R. Condame executed and effective on July 25, 2013 is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

10.25

Amendment No. 1 dated as of March 24, 2014 to the Loan Agreement dated as of December 3, 2010 between Graham Corporation and Bank of America, N.A. is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 20, 2014.

10.26

Continuing Letter of Credit Facility dated March 24, 2014 between Graham Corporation and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 20, 2014.

10.27

Letter Agreement dated March 24, 2014, with respect to the Continuing Letter of Credit Facility dated March 24, 2014, between Graham Corporation and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 20, 2014.

(11)	Statement re computation of per share earnings

Computation of per share earnings is included in Note 1 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

(14)	Code of Ethics

*14.1	Graham Corporation Code of Business Conduct and Ethics, as amended and restated, effective May 2, 2014.

(21)	Subsidiaries of the registrant

*21.1	Subsidiaries of the registrant

(23)	Consents of Experts and Counsel

*23.1	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*32.1	Section 1350 Certifications

(101)	Interactive Date File

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Definitions Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed with this report.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 4, 2014	By:	/s/	JEFFREY F. GLAJCH
Jeffrey F. Glajch
Vice President-Finance & Administration, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/S/	JAMES R. LINES	President and Chief Executive Officer and Director (Principal Executive Officer)	June 4, 2014
James R. Lines

/S/	JEFFREY F. GLAJCH	Vice President-Finance & Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	June 4, 2014
Jeffrey F. Glajch

/S/	JENNIFER R. CONDAME	Chief Accounting Officer (Principal Accounting Officer)	June 4, 2014
Jennifer R. Condame

/S/	JAMES J. BARBER	Director	June 4, 2014
James J. Barber

/S/	HELEN H. BERKELEY	Director	June 4, 2014
Helen H. Berkeley

/S/	JERALD D. BIDLACK	Director and Chairman of the Board	June 4, 2014
Jerald D. Bidlack

/S/	ALAN FORTIER	Director	June 4, 2014
Alan Fortier

/S/	JAMES J. MALVASO	Director	June 4, 2014
James J. Malvaso

/S/	GERARD T. MAZURKIEWICZ	Director	June 4, 2014
Gerard T. Mazurkiewicz

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2014

GRAHAM CORPORATION