Form 10-Q
period 2014-06-30
GRAHAM CORP
filed 2014-08-05
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

As of August 1, 2014, there were outstanding 10,118,906 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2014 and March 31, 2014 and for the Three-Month Periods

Ended June 30, 2014 and 2013

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended June 30,

	2014	2013
	(Amounts in thousands, except per share data)

Net sales	$28,502	$28,256

Cost of products sold	20,570	18,241

Gross profit	7,932	10,015

Other expenses and income:
Selling, general and administrative	4,295	4,346
Selling, general and administrative - amortization	54	57
Interest income	(46)	(11)
Interest expense	3	5

Total other expenses and income	4,306	4,397

Income before provision for income taxes	3,626	5,618
Provision for income taxes	1,234	1,810

Net income	2,392	3,808

Retained earnings at beginning of period	93,469	84,632
Dividends	(405)	(301)

Retained earnings at end of period	$95,456	$88,139

Per share data
Basic:
Net income	$0.24	$0.38

Diluted:
Net income	$0.24	$0.38

Weighted average common shares outstanding:
Basic	10,105	10,057
Diluted	10,127	10,086

Dividends declared per share	$0.04	$0.03

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2014	2013
	(Amounts in thousands)

Net income	$2,392	$3,808

Other comprehensive income:
Foreign currency translation adjustment	5	7
Defined benefit pension and other postretirement plans net of income tax of $46 and $78, for the three months ended June 30, 2014 and 2013, respectively	84	143

Total other comprehensive income	89	150

Total comprehensive income	$2,481	$3,958

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2014	2014
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$46,410	$32,146
Investments	15,000	29,000
Trade accounts receivable, net of allowances ($22 and $46 at June 30 and March 31, 2014, respectively)	12,297	10,339
Unbilled revenue	7,634	7,830
Inventories	12,817	16,518
Prepaid expenses and other current assets	865	457
Income taxes receivable	-	498
Deferred income tax asset	715	668

Total current assets	95,738	97,456
Property, plant and equipment, net	18,559	16,449
Prepaid pension asset	6,077	5,759
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,563	4,608
Other assets	213	124

Total assets	$142,388	$141,634

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$70	$80
Accounts payable	7,132	10,084
Accrued compensation	5,505	5,701
Accrued expenses and other current liabilities	2,688	2,233
Customer deposits	8,515	8,012
Income taxes payable	738	-

Total current liabilities	24,648	26,110

Capital lease obligations	124	136
Accrued compensation	-	158
Deferred income tax liability	8,301	8,197
Accrued pension liability	283	272
Accrued postretirement benefits	862	853

Total liabilities	34,218	35,726

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value - Authorized, 500 shares
Common stock, $.10 par value - Authorized, 25,500 shares
Issued, 10,430 and 10,409 shares at June 30 and March 31, 2014, respectively	1,043	1,041
Capital in excess of par value	20,458	20,274
Retained earnings	95,456	93,469
Accumulated other comprehensive loss	(5,676)	(5,765)
Treasury stock, 311 shares at each of June 30 and March 31, 2014	(3,111)	(3,111)

Total stockholders’ equity	108,170	105,908

Total liabilities and stockholders’ equity	$142,388	$141,634

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, (Amounts in thousands)
	2014	2013

Operating activities:
Net income	$2,392	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	520	493
Amortization	54	57
Amortization of unrecognized prior service cost and actuarial losses	130	221
Discount accretion on investments	-	(3)
Stock-based compensation expense	123	195
Deferred income taxes	(7)	183
(Increase) decrease in operating assets:
Accounts receivable	(1,958)	(7,900)
Unbilled revenue	196	2,992
Inventories	3,702	1,843
Prepaid expenses and other current and non-current assets	(487)	(645)
Prepaid pension asset	(320)	(198)
Increase (decrease) in operating liabilities:
Accounts payable	(3,015)	(1,731)
Accrued compensation, accrued expenses and other current and non-current liabilities	259	234
Customer deposits	502	797
Income taxes payable/receivable	1,236	1,628
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(138)	26

Net cash provided by operating activities	3,189	2,000

Investing activities:
Purchase of property, plant and equipment	(2,569)	(295)
Purchase of investments	(5,000)	(22,999)
Redemption of investments at maturity	19,000	23,000

Net cash provided (used) by investing activities	11,431	(294)

Financing activities:
Principal repayments on capital lease obligations	(21)	(21)
Issuance of common stock	29	48
Dividends paid	(405)	(301)
Excess tax benefit on stock awards	34	61

Net cash used by financing activities	(363)	(213)

Effect of exchange rate changes on cash	7	6

Net increase in cash and cash equivalents	14,264	1,499
Cash and cash equivalents at beginning of year	32,146	24,194

Cash and cash equivalents at end of period	$46,410	$25,693

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include (i) its wholly-owned foreign subsidiary located in China and (ii) its wholly-owned domestic subsidiary located in Lapeer, Michigan. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2014 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2014. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“fiscal 2014”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.

The Company’s results of operations and cash flows for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the current fiscal year ending March 31, 2015 (“fiscal 2015”).

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

Receivables billed but not paid under retainage provisions in contracts were $1,409 and $901 at June 30, 2014 and March 31, 2014, respectively.

NOTE 3 – INVESTMENTS:

Investments consist solely of certificates of deposits with financial institutions and fixed-income debt securities issued by the U.S. Treasury. All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at June 30, 2014 are scheduled to mature on or before October 14, 2014.

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

Major classifications of inventories are as follows:

	June 30, 2014	March 31, 2014

Raw materials and supplies	$3,091	$3,185
Work in process	16,534	17,767
Finished products	691	646

	20,316	21,598
Less - progress payments	7,499	5,080

Total	$12,817	$16,518

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2014
Intangibles subject to amortization:
Backlog	$170	$170	$-
Customer relationships	2,700	637	2,063

	$2,870	$807	$2,063

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

At March 31, 2014
Intangibles subject to amortization:
Backlog	$170	$170	$-
Customer relationships	2,700	592	2,108

	$2,870	$762	$2,108

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

Intangible assets are amortized on a straight line basis over the estimated useful lives. Intangible amortization expense for the three months ended June 30, 2014 and 2013 was $45 and $45, respectively. As of June 30, 2014, amortization expense is estimated to be $135 for the remainder of fiscal 2015 and $180 in each of the fiscal years ending March 31, 2016, 2017, 2018 and 2019.

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

Restricted stock awards granted in the three-month periods ended June 30, 2014 and 2013 were 28 and 32, respectively. Restricted shares of 12 and 14 granted to officers in fiscal 2015 and fiscal 2014, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 11 and 12 granted to officers and key employees in fiscal 2015 and fiscal 2014, respectively, vest 33 1⁄3% per year over a three-year term. Restricted shares of 5 and 6 granted to directors in fiscal 2015 and fiscal 2014, respectively, vest 100% on the first anniversary of the grant date. No stock options were awarded in the three months ended June 30, 2014 or 2013.

During the three months ended June 30, 2014 and 2013, the Company recognized stock-based compensation costs related to restricted stock awards of $106 and $180, respectively. The income tax benefit recognized related to stock-based compensation was $37 and $63 for the three months ended June 30, 2014 and 2013, respectively.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended June 30, 2014 and 2013, the Company recognized stock-based compensation costs of $17 and $15, respectively, related to the ESPP and $6 and $5, respectively, of related tax benefits.

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

	Three Months Ended June 30,
	2014	2013
Basic income per share

Numerator:
Net income	$ 2,392	$ 3,808

Denominator:
Weighted common shares outstanding	10,105	10,014
Share equivalent units (“SEUs”) outstanding	-	43

Weighted average common shares and SEUs outstanding	10,105	10,057

Basic income per share	$0.24	$0.38

Diluted income per share

Numerator:
Net income	$ 2,392	$ 3,808

Denominator:
Weighted average common shares and SEUs outstanding	10,105	10,057
Stock options outstanding	22	29

Weighted average common and potential common shares outstanding	10,127	10,086

Diluted income per share	$0.24	$0.38

Options to purchase a total of 12 and 14 shares of common stock were outstanding at June 30, 2014 and 2013, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended June 30,
	2014	2013

Balance at beginning of period	$308	$408
Expense (income) for product warranties	97	(20)
Product warranty claims paid	(32)	(57)

Balance at end of period	$373	$331

The income of $20 for product warranties in the three months ended June 30, 2013 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest paid was $3 in each of the three months ended June 30, 2014 and 2013. Income taxes refunded for the three months ended June 30, 2014 and 2013 were $29 and $61, respectively.

During the three months ended June 30, 2014 and 2013, respectively, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $34 and $61, respectively, for such periods. This excess tax benefit has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At June 30, 2014 and 2013, respectively, there were $61 and $10 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended June 30,
	2014	2013
Service cost	$136	$144
Interest cost	359	340
Expected return on assets	(758)	(682)
Amortization of:
Unrecognized prior service cost	1	1
Actuarial loss	145	250

Net pension (benefit) cost	$(117)	$53

The Company made contributions to its defined benefit pension plan during the three months ended June 30, 2014 of $55. The Company does not expect to make any contributions to the plan for the balance of fiscal 2015.

The components of the postretirement benefit income are as follows:

	Three Months Ended June 30,
	2014	2013
Service cost	$-	$-
Interest cost	8	8
Amortization of prior service benefit	(26)	(41)
Amortization of actuarial loss	10	11

Net postretirement benefit income	$(8)	$(22)

The Company did not pay benefits related to its postretirement benefit plan during the three months ended June 30, 2014. The Company expects to pay benefits of approximately $98 for the balance of fiscal 2015.

The Company’s self-funds the medical insurance coverage it provides to its U.S. based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The liability of $305 and $221 on June 30 and March 31, 2014, respectively, related to the Company’s self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” in the Condensed Consolidated Balance Sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in our products. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of June 30, 2014, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to examination in U.S. federal and state tax jurisdictions for the tax year 2013 and tax years 2009 through 2013, respectively. The Company is subject to examination in the People’s Republic of China for tax years 2011 through 2013.

The liability for unrecognized tax benefits was $0 at both June 30 and March 31, 2014. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During the three months ended June 30, 2014 and 2013, the Company recorded $0 and $2, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in the three-month periods ended June 30, 2014 or 2013.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2014 and 2013 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2014	$(6,168)	$ 403	$(5,765)
Other comprehensive income before reclassifications	-	5	5
Amounts reclassified from accumulated other comprehensive loss	84	-	84

Net current-period other comprehensive income	84	5	89

Balance at June 30, 2014	$(6,084)	$ 408	$(5,676)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2013	$ (8,443)	$ 410	$ (8,033)
Other comprehensive income before reclassifications	-	7	7
Amounts reclassified from accumulated other comprehensive loss	143	-	143

Net current-period other comprehensive income	143	7	150

Balance at June 30, 2013	$ (8,300)	$ 417	$ (7,883)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended June 30,
	2014		2013
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$25	(1)	$40	(1)
Amortization of actuarial loss	(155	)(1)	(261	)(1)

	(130)		(221)		Income before provision for income taxes
	(46)		(78)		Provision for income taxes

	$(84)		$(143)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

In May 2014, the FASB issued guidance related to the accounting for revenue from contracts with customers. This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also includes a cohesive set of disclosure requirements regarding revenue recognition. The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows. See Note 2 for a description of the Company’s current revenue recognition policy.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy industry, which includes the oil refining, petrochemical, as well as the cogeneration, nuclear and alternative power markets. With world-renowned engineering expertise in vacuum and heat transfer technology and a leading nuclear code accredited fabrication and specialty machining company, we design and manufacture custom-engineered ejectors, vacuum pump packages, surface condensers and vacuum systems as well as supplies and components for use inside the reactor vessel and outside the containment vessel of nuclear power facilities. Our equipment is also used by the defense industry in nuclear propulsion power systems and can be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York and we have production facilities in both Batavia, New York and at our wholly-owned subsidiary, Energy Steel & Supply Co. (“Energy Steel”), in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China, which supports sales orders from China and provides engineering support and supervision of subcontracted fabrication.

Our current fiscal year (which we refer to as “fiscal 2015”) ends March 31, 2015.

Highlights

Highlights for the three months ended June 30, 2014 include:

•

Net sales for the first quarter of fiscal 2015 were $28,502, comparable to $28,256 for the first quarter of the fiscal year ended March 31, 2014 (we refer to the fiscal year ended March 31, 2014 as “fiscal 2014”).

•

Net income and income per diluted share for the first quarter of fiscal 2015 were $2,392 and $0.24, compared with net income of $3,808 and income per diluted share of $0.38 for the first quarter of fiscal 2014.

•	Orders booked in the first quarter of fiscal 2015 were $31,108, down 5% compared with the first quarter of fiscal 2014, when orders were $32,783.

•	Backlog increased to a record $114,797 at June 30, 2014, up from $112,108 at March 31, 2014.

•	Gross profit margin and operating margin for the first quarter of fiscal 2015 was 28% and 13%, respectively, compared with 35% and 20%, respectively, for the first quarter of fiscal 2014.

•	Cash and short-term investments at June 30, 2014 were $61,410, compared with $61,146 at March 31, 2014.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2014.

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	political instability in regions in which our customers are located;

•	our growth and acquisition strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as “anticipate,” “believe,” “estimate,” “may,” “might,” “intend,” “interest,” “appear,” “expect,” “estimate,” “suggest,” “plan,” “encourage,” “potential” and similar expressions. Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions and Growth Opportunities

The strong bidding activity which was evident in our markets throughout fiscal 2014 has continued into fiscal 2015. We believe bidding activity is a leading indicator for the direction and health of our markets. We are seeing evidence of improvement in our business environment and we appear to be in the midst of a market expansion in our oil refining, petrochemical and other related energy markets. We believe the current activity level within our pipeline continues to be more robust than in past cycles.

We expect that the market conditions affecting our customers’ investments will drive our future growth. These include:

•

Changes in domestic natural gas supply and cost have affected the dynamics of the global energy and petrochemical market. Natural gas serves as both an energy source and feedstock to chemical industries. Natural gas in the U.S. has become globally competitive with oil. As such, lower costs and plentiful supply are expected to drive increased domestic use of natural gas in the U.S., as well as the ability to export liquefied natural gas to serve other regions. Low cost and the plentiful supply of North American natural gas have also led to a revival in the U.S. petrochemical market, where we historically have a strong market share. This is a relatively recent phenomena, having occurred over the past five years and is being driven by technology advancements in drilling, which in turn has created a significant increase in supply. As a result, U.S. production of the raw material for ethylene, ethane (which is a side product of natural gas production), has become globally competitive with naphtha (the alternative feedstock for ethylene used in most of the world). As a result, we are witnessing a significant increase in planned construction of new petrochemical producing facilities, including ethylene, ammonia, methanol, propane dehydrogenation (PDH) and urea facilities. In addition, existing petrochemical facilities are restarting idled process units or debottlenecking existing operations to increase throughput. This is the first wave of what we believe will be major investment by petrochemical producers since the 1990’s. We expect investment in U.S. petrochemical markets could be significant over the next decade. Such investment could occur in multiple phases.

•

Investment by the U.S. refining market to upgrade existing facilities has begun to occur. This has resulted in the upgrading of existing equipment and acquisition of new equipment to expand capacity, as a result of different crude feedstocks or an improvement in the end product mix.

•

Investments, including foreign investments, in North American oil sands projects have occurred over the past few years. These investments suggest that downstream spending involving our equipment might increase in the next few years.

•

Rising global consumption of crude oil and oil refined products has resulted in planned expansion of global oil refining capacity. This is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions. Furthermore, the increased regulation worldwide, impacting the refining, petrochemical and nuclear power industries is expected to continue to drive requirements for capital investments.

•

Expansion by emerging and developing economies has led to planned investment in new refining, chemical and power production capacity. Strong investment is expected in Asia, the Middle East and South America.

•

Long term investment by the U.S. Navy to refresh its nuclear powered propulsion program, including aircraft carriers and submarines is anticipated. While this investment is expected to continue, order timing can be impacted by changes in the political landscape.

•

Investment in new nuclear power capacity in the U.S. and internationally has moderated due to political and social pressures, which were augmented by the tragic earthquake and tsunami that occurred in Japan in March 2011. Although the continued progress at the new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggest some growth in the domestic nuclear market will occur, the low cost of natural gas could dampen additional near-term expansion plans for new nuclear capacity.

•	The focus on additional safety and back-up redundancies at existing domestic nuclear plants could increase demand for our products in the near-term.

•

Investments in existing U.S. nuclear plants to extend their operating life and add incremental capacity are expected to continue. The desire to extend the life of the existing nuclear plants including new operating licenses and expanded output (re-rating) of the facilities will require investment and could increase demand for our products.

•	Investment in international nuclear facilities continues to occur in geographies which are lacking in natural energy sources and are net importers of energy products.

•

There continues to be long-term growth opportunities in other alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids and other emerging technologies, such as biodiesel, and waste-to-energy which are expected to provide additional sales opportunities.

We expect that the outcome of these trends will provide growth opportunities for our business. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses. The planned investments in new petrochemical capacity built in North America, while providing significant volume, are not likely to provide the margin opportunity that the North American refining market yielded in the last upcycle. Less favorable product mix may limit the potential gross margin upside. Along with the margin pressure in the North American petrochemical market, the projected expansion in petrochemical and oil refining in the growing Asian and South American markets, will continue to result in pricing and gross margin pressure, as these markets historically generated lower margins than North American refining markets.

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. We continue to expect our new order levels to remain volatile, resulting in both relatively strong and weak quarters. As the chart below indicates, quarterly orders can vary significantly.

We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a trailing twelve month period provides a better measure of our business. Our quarterly order levels and trailing twelve month order levels for the first quarter of fiscal 2015 as well as each quarter in fiscal 2014 and fiscal 2013, respectively, are set forth in the table below.

We also expect incremental increases in investments in the domestic market for the refining market and renewed investment in the chemical processing market in North America. We expect growth in the refining and chemical processing capacity to be driven by emerging markets. Moreover, we have expanded our addressable markets with expansion of our business capabilities in the power market and through our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities during the near term will be more heavily weighted in the domestic market. However, over the longer term, we believe opportunities will be equivalent between the domestic and international markets.

Our domestic sales, as a percentage of aggregate product sales, were 78% in the first quarter of fiscal 2015. This is compared with 53% in the same quarter last year. This increase was due to strong domestic orders received in fiscal 2014. 72% of orders came from the domestic market during fiscal 2014, higher than our historic levels of between 50% and 60%.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,

	2014	2013

Net sales	$28,502	$28,256
Net income	$2,392	$3,808
Diluted income per share	$0.24	$0.38
Total assets	$142,388	$130,267

The First Quarter of Fiscal 2015 Compared With the First Quarter of Fiscal 2014

Sales for the first quarter of fiscal 2015 were $28,502, slightly more than sales of $28,256 for the first quarter of fiscal 2014. The current quarter’s sales had greater volume from the domestic chemical and petrochemical markets, offset by lower sales to international refining markets. Power market sales also decreased. Domestic sales in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014 increased $7,232, or 48%, while international sales year-over-year decreased $6,986, or 53%, primarily as a result of lower sales to Asia (China) and Central America. International sales accounted for 22% and 47% of total sales for the first quarter of fiscal 2015 and fiscal 2014, respectively. Fluctuations in sales among products and geographic locations can vary measurably from quarter to quarter based on timing and magnitude of projects. Sales in the three months ended June 30, 2014 were 23% to the refining industry, 41% to the chemical and petrochemical industries, 17% to the power industry, including the nuclear market and 19% to other commercial and industrial applications. Sales in the three months ended June 30, 2013 were 45% to the refining industry, 16% to the chemical and petrochemical industries, 27% to the power industry, and 12% to other commercial and industrial applications. For additional information on future sales and our markets, see “Orders and Backlog” below.

Our gross profit margin for the first quarter of fiscal 2015 was 28% compared with 35% for the first quarter of fiscal 2014. Gross profit dollars for the first quarter of fiscal 2015 decreased 21% compared with fiscal 2014, to $7,932 from $10,015. Gross profit percentage and dollars decreased largely due to product and project mix during the first quarter of fiscal 2015 when compared with the projects converted in the first quarter of fiscal 2014.

Selling, general and administrative (“SG&A”) expenses as a percent of sales for the three-month periods ended June 30, 2014 and 2013 were 15% and 16%, respectively. SG&A expenses in the first quarter of fiscal 2015 were $4,349, a decrease of $54, or 1%, compared with the first quarter of fiscal 2014 SG&A of $4,403.

Interest income for the three-month periods ended June 30, 2014 and 2013 was $46 and $11, respectively. Low levels of interest income resulted from the continuing low level of interest rates on short term U.S. government securities and money market rates. Interest expense was $3 for the quarter ended June 30, 2014, down from $5 for the quarter ended June 30, 2013.

The effective tax rate in the first quarter of fiscal 2015 was 34%, which compares with 32% in the same period last year, primarily due to the expiration of the federal R&D tax credit.

Net income for the first three months of fiscal 2015 compared with the first three months of fiscal 2014 was $2,392 and $3,808, respectively. Income per diluted share was $0.24 and $0.38, for the respective periods.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30, 2014	March 31, 2014

Cash and investments	$61,410	$61,146
Working capital	71,090	71,346
Working capital ratio(1)	3.9	3.7

    (1) Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first quarter of fiscal 2015 was $3,189, compared with $2,000 of cash generated for the first quarter of fiscal 2014. The increase in cash generated was due to lower levels of inventory and decrease in accounts receivable in the first quarter of fiscal 2015, partly offset by unfavorable changes in unbilled revenue and accounts payable.

Dividend payments and capital expenditures in the first quarter of fiscal 2015 were $405 and $2,569, respectively, compared with $301 and $295, respectively, for the first quarter of fiscal 2014. The higher dividend payment was due to the 33% increase in dividends per share announced in January 2014. The increase in capital spending was driven by the ongoing Batavia, NY capacity expansion.

Capital expenditures for fiscal 2015 are expected to be between approximately $5,500 and $6,000. Approximately 60% of this spending is expected to support the completion of the Batavia, NY capacity expansion initiated in fiscal 2014. Approximately 90% of our fiscal 2015 capital expenditures, including the capacity expansion, are expected to be for buildings, machinery and equipment, with the remaining amounts expected to be used for information technology and other items.

Cash and investments were $61,410 on June 30, 2014 compared with $61,146 on March 31, 2014, up $264.

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

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the Bank of America agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. We also have a $5,000 unsecured line of credit with HSBC, N.A. Letters of credit outstanding under our credit facilities on June 30, 2014 and March 31, 2014 were $18,999 and $15,473, respectively. There were no other amounts outstanding on either of our credit facilities at June 30, 2014 and March 31, 2014. Our borrowing rate for our Bank of America facility as of June 30, 2014 was the bank’s prime rate, or 3.25%. Availability under the Bank of America and HSBC lines of credit were $11,001 and $9,527, at June 30, 2014 and March 31, 2014, respectively. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended June 30, 2014 were $31,108 compared with $32,783 for the same period last year, a decrease of 5%. Orders represent written communications received from customers requesting us to supply products and/or services. Domestic orders were 53% of total orders, or $16,381, and international orders were 47% of total orders, or $14,727, in the current quarter compared with the first quarter of fiscal 2014, when domestic orders were 87%, or $28,635, of total orders, and international orders were 13%, or $4,148, of total orders. See “Current Market Conditions and Growth Opportunities” for additional information.

Backlog was $114,797 at June 30, 2014, compared with $112,108 at March 31, 2014, a 2% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 70% to 75% of orders currently in backlog are expected to be converted to sales within the next twelve months. At June 30, 2014, 32% of our backlog was attributable to equipment for refinery project work, 27% for chemical and petrochemical projects, 13% for power projects, including nuclear, 23% for U.S. Navy projects and 5% for other industrial or commercial applications. At June 30, 2013, 28% of our backlog was attributed to equipment for refinery project work, 24% for chemical and petrochemical projects, 19% for power projects, 25% for U.S. Navy projects and 4% for other industrial or commercial applications. At June 30, 2014, we had no projects on hold.

Outlook

We believe that a recovery in the refinery and petrochemical markets we serve is occurring. The U.S. petrochemical market was very strong in fiscal 2014 and we are beginning to see signs of improvement in the international markets. Our pipeline has continued to stay at an elevated level over the past year, even as our order levels have increased compared to the prior fiscal year. We believe that stronger market conditions combined with our efforts to increase our addressable market opportunities, has given us the ability to double the size of our business over the course of the current market expansion. We have and continue to invest to gain capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in our existing and ancillary markets. We remain focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

In the first quarter of fiscal 2015, we saw continued strengthening in the global energy markets. We believe that given our strong project pipeline, we are likely to see strong quarterly order levels, although the timing of that improvement is still uncertain.

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

We have a number of large projects which are converting over a multi-year time period. The U.S. Navy projects and large projects for the new nuclear reactors being built in the southeast U.S. will partially convert in fiscal 2015 and continue beyond fiscal 2015. We expect to convert approximately 70% to 75% of our total backlog to sales over the next 12 months.

We expect gross profit margin in fiscal 2015 to be in the 30% to 32% range. While we continue to see stronger activity in our key end markets, particularly the petrochemical and refining markets, our pricing power remains consistent with historic early-cycle comparables. We also believe that our margins are constrained by the current mix of products sold to the chemical and petrochemical markets.

We continue to believe that as the recovery in our markets continues, gross profit margin improvement will coincide with anticipated volume increases. As we look forward, due to anticipated changes in geographic and end use market mix, we expect gross margins are unlikely to reach the 40% range achieved in the prior up cycle. We believe that at the peak of the current cycle a gross profit margin percentage in the mid-to-upper 30% range is a more realistic expectation. We also expect that the current recovery, while including more domestic chemical and petrochemical opportunities, will be more focused on emerging markets, which historically have provided a more competitive pricing environment and, correspondingly, lower margins.

SG&A spending during fiscal 2015 is expected to be between 15% and 16% of sales. Our effective tax rate during fiscal 2015 is expected to be between 33% and 34%.

Cash flow in fiscal 2015 is expected to be positive, driven primarily by net income, partly offset by capital spending, including the completion of our Batavia, NY capacity expansion, as well as a minimal need for additional working capital.

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

As of June 30, 2014, we were subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which we are a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates used to recognize revenue under the percentage-of-completion method, accounting for business combinations, goodwill and intangible asset impairment, accounting for income taxes, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended March 31, 2014.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2014 or March 31, 2014, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2015 were 22% of total sales compared with 47% for the same period of fiscal 2014. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first three months of each of fiscal 2015 and fiscal 2014, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of the first three months of fiscal 2015 and 2014, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2014 and March 31, 2014, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At June 30, 2014, we had no projects on hold.

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

June 30, 2014

PART II - OTHER INFORMATION

Item 5.	Other Information

The below disclosure is being made pursuant to the instruction contained in Item 5 of Form 10-Q. The item number below refers to the applicable Current Report on Form 8-K Item number.

Item 5.07	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on July 31, 2014, our stockholders voted on the matters described below.

1.

Our stockholders elected four directors, each for a term expiring at the Annual Meeting of Stockholders to be held in the year set forth below. The number of shares that: (i) voted for the election of each such director; (ii) withheld authority to vote for each such director; and (iii) represented broker non-votes with respect to each such director is also summarized in the table below.

Director Nominee	Votes For	Votes Withheld	Broker Non- Votes*	Term Expiring

James J. Barber	7,184,612	75,721	1,807,676	2017

Gerard T. Mazurkiewicz	7,178,679	81,654	1,807,676	2017

Jonathan W. Painter	7,168,593	91,740	1,807,676	2016

Lisa M. Schnorr	7,166,751	93,582	1,807,676	2015

2.

On an advisory basis, our stockholders approved the compensation of our named executive officers as such compensation information is disclosed in our definitive proxy statement filed with the Securities and Exchange Commission on June 16, 2014, including the Compensation Discussion and Analysis, compensation tables and other narrative disclosures included therein. The table below summarizes the number of shares that voted for, against and abstained from voting on the compensation of our named executive officers, as well as the number of shares representing broker non-votes with respect to such advisory vote.

Votes For	Votes Against	Abstentions	Broker Non-Votes*
7,047,144	151,416	61,773	1,807,676

3.

Our stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2015. The number of shares that voted for, against and abstained from voting for the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2015 is summarized in the table below.

Votes For	Votes Against	Abstentions
8,967,153	95,409	5,447

* Broker non-votes represent shares held by broker nominees for beneficial owners that were not voted with respect to a non-routine proposal because the broker nominee did not receive voting instructions from the beneficial owner and lacked discretionary authority to vote the shares. If a broker does not receive voting instructions from the beneficial owner, a broker may vote on routine matters but may not vote on non-routine matters. Broker non-votes are counted for the purpose of determining the presence of a quorum but are not counted for the purpose of determining the number of shares entitled to vote on non-routine matters such as the election of directors and the advisory vote on our named executive officer compensation.

Item 6.	Exhibits

See index to exhibits on page 32 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ JEFFREY GLAJCH
Jeffrey Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Date: August 5, 2014

INDEX TO EXHIBITS

(10)	Material Contracts

#	10.1

Compensation information, including information regarding stock option and restricted stock grants made to the Company’s named executive officers under the Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company’s Current Report on Form 8-K dated May 29, 2014, is incorporated herein by reference.

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