Form 10-Q
period 2014-09-30
GRAHAM CORP
filed 2014-11-03
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐    No ☒

As of October 30, 2014, there were outstanding 10,126,365 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2014 and March 31, 2014 and for the Three and Six-Month Periods

Ended September 30, 2014 and 2013

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2014	2013	2014	2013
	(Amounts in thousands, except per share data)

Net sales	$35,566	$24,490	$64,068	$52,746

Cost of products sold	24,582	16,201	45,152	34,442

Gross profit	10,984	8,289	18,916	18,304

Other expenses and income:
Selling, general and administrative	4,694	4,393	8,989	8,739
Selling, general and administrative - amortization	58	56	112	113
Interest income	(43)	(10)	(89)	(21)
Interest expense	3	4	6	9

Total other expenses and income	4,712	4,443	9,018	8,840

Income before provision for income taxes	6,272	3,846	9,898	9,464
Provision for income taxes	2,086	1,257	3,320	3,067

Net income	4,186	2,589	6,578	6,397

Retained earnings at beginning of period	95,456	88,139	93,469	84,632
Dividends	(405)	(302)	(810)	(603)

Retained earnings at end of period	$99,237	$90,426	$99,237	$90,426

Per share data:
Basic:
Net income	$.41	$.26	$.65	$.64

Diluted:
Net income	$.41	$.26	$.65	$.63

Weighted average common shares outstanding:
Basic:	10,126	10,062	10,116	10,060
Diluted:	10,148	10,104	10,138	10,095

Dividends declared per share	$.04	$.03	$.08	$.06

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Amounts in thousands)

Net income	$4,186	$2,589	$6,578	$6,397

Other comprehensive income:
Foreign currency translation adjustment	39	38	44	45
Defined benefit pension and other postretirement plans, net of income tax of $45 and $78 for the three months ended September 30, 2014 and 2013, respectively, and $91 and $156 for the six months ended September 30, 2014 and 2013, respectively	84	143	168	286

Total other comprehensive income	123	181	212	331

Total comprehensive income	$4,309	$2,770	$6,790	$6,728

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2014	2014
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$31,795	$32,146
Investments	33,000	29,000
Trade accounts receivable, net of allowances ($47 and $46 at September 30 and March 31, 2014, respectively)	15,288	10,339
Unbilled revenue	10,214	7,830
Inventories	14,036	16,518
Prepaid expenses and other current assets	928	457
Income taxes receivable	-	498
Deferred income tax asset	876	668

Total current assets	106,137	97,456

Property, plant and equipment, net	19,704	16,449
Prepaid pension asset	6,340	5,759
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,518	4,608
Other assets	194	124

Total assets	$154,131	$141,634

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$61	$80
Accounts payable	12,657	10,084
Accrued compensation	6,446	5,701
Accrued expenses and other current liabilities	2,834	2,233
Customer deposits	9,634	8,012
Income taxes payable	443	-

Total current liabilities	32,075	26,110

Capital lease obligations	110	136
Accrued compensation	-	158
Deferred income tax liability	8,361	8,197
Accrued pension liability	294	272
Accrued postretirement benefits	870	853

Total liabilities	41,710	35,726

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value - Authorized, 500 shares	-	-
Common stock, $.10 par value - Authorized, 25,500 shares
Issued, 10,432 and 10,409 shares at September 30 and March 31, 2014, respectively	1,043	1,041
Capital in excess of par value	20,758	20,274
Retained earnings	99,237	93,469
Accumulated other comprehensive loss	(5,553)	(5,765)
Treasury stock, 306 and 311 shares at September 30 and March 31, 2014, respectively	(3,064)	(3,111)

Total stockholders’ equity	112,421	105,908

Total liabilities and stockholders’ equity	$154,131	$141,634

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Operating activities:
Net income	$6,578	$6,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,041	986
Amortization	112	113
Amortization of unrecognized prior service cost and actuarial losses	259	442
Discount accretion on investments	-	(4)
Stock-based compensation expense	298	342
Deferred income taxes	(145)	220
(Increase) decrease in operating assets:
Accounts receivable	(4,946)	(4,596)
Unbilled revenue	(2,371)	3,640
Inventories	2,486	139
Prepaid expenses and other current and non-current assets	(552)	(457)
Prepaid pension asset	(581)	(397)
Increase (decrease) in operating liabilities:
Accounts payable	2,360	(1,938)
Accrued compensation, accrued expenses and other current and non-current liabilities	1,516	135
Customer deposits	1,615	(1,343)
Income taxes payable/receivable	939	568
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(119)	46

Net cash provided by operating activities	8,490	4,293

Investing activities:
Purchase of property, plant and equipment	(4,096)	(898)
Purchase of investments	(23,000)	(54,997)
Redemption of investments at maturity	19,000	50,500

Net cash used by investing activities	(8,096)	(5,395)

Financing activities:
Principal repayments on capital lease obligations	(44)	(44)
Issuance of common stock	29	259
Dividends paid	(810)	(603)
Excess tax benefit on stock awards	34	119

Net cash used by financing activities	(791)	(269)

Effect of exchange rate changes on cash	46	39

Net decrease in cash and cash equivalents	(351)	(1,332)
Cash and cash equivalents at beginning of period	32,146	24,194

Cash and cash equivalents at end of period	$31,795	$22,862

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include: (i) its wholly-owned foreign subsidiary located in China; and (ii) its wholly-owned domestic subsidiary located in Lapeer, Michigan. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2014 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2014. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“fiscal 2014”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.

The Company’s results of operations and cash flows for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015 (“fiscal 2015”).

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

Receivables billed but not paid under retainage provisions in its customer contracts were $1,243 and $901 at September 30, 2014 and March 31, 2014, respectively.

NOTE 3 – INVESTMENTS:

Investments consist solely of certificates of deposit with financial institutions and fixed income debt securities issued by the U.S. Treasury. All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2014 are scheduled to mature on or before May 13, 2015.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or market, using the average cost method. For contracts accounted for on the completed contract method, progress payments received are netted against inventory to the extent the payment is less than the inventory balance relating to the applicable contract. Progress payments that are in excess of the corresponding inventory balance are presented as customer deposits in the Condensed Consolidated Balance Sheets. Unbilled revenue in the Condensed Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for using the percentage-of-completion method. For contracts accounted for using the percentage–of–completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract. Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Condensed Consolidated Balance Sheets.

Major classifications of inventories are as follows:

	September 30, 2014	March 31, 2014

Raw materials and supplies	$2,995	$3,185
Work in process	18,354	17,767
Finished products	679	646

	22,028	21,598
Less - progress payments	7,992	5,080

Total	$14,036	$16,518

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2014
Intangibles subject to amortization:
Backlog	$170	$170	$-
Customer relationships	2,700	682	2,018

	$2,870	$852	$2,018

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

At March 31, 2014
Intangibles subject to amortization:
Backlog	$170	$170	$-
Customer relationships	2,700	592	2,108

	$2,870	$762	$2,108

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense for each of the three-month periods ended September 30, 2014 and 2013 was $45. Intangible amortization expense for each of the six months ended September 30, 2014 and 2013 was $90. As of September 30, 2014, amortization expense is estimated to be $90 for the remainder of fiscal 2015 and $180 in each of the fiscal years ending March 31, 2016, 2017, 2018 and 2019.

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

Restricted stock awards granted in the three-month periods ended September 30, 2014 and 2013 were 2 and 0, respectively. The restricted shares were granted to directors and vest 100% on the first anniversary of the grant date.

Restricted stock awards granted in the six-month periods ended September 30, 2014 and 2013 were 30 and 32, respectively. Restricted shares of 12 and 14 granted to officers in fiscal 2015 and fiscal 2014, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 11 and 12 granted to officers and key employees in fiscal 2015 and fiscal 2014, respectively, vest 33 1⁄3% per year over a three-year term. Restricted shares of 7 and 6 granted to directors in fiscal 2015 and fiscal 2014, respectively, vest 100% on the first year anniversary of the grant date. There were no stock option awards granted in the three-month or six-month periods ended September 30, 2014 and 2013.

During the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $163 and $134, respectively. The income tax benefit recognized related to stock-based compensation was $57 and $47 for the three months ended September 30, 2014 and 2013, respectively. During the six months ended September 30, 2014 and 2013, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $269 and $314, respectively. The income tax benefit recognized related to stock-based compensation was $94 and $110 for the six months ended September 30, 2014 and 2013, respectively.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During each of the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation costs of $13 related to the ESPP and $4 of related tax benefits. During the six months ended September 30, 2014 and 2013, the Company recognized stock-based compensation costs of $30 and $28, respectively, related to the ESPP and $10 and $9, respectively, of related tax benefits.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Basic income per share
Numerator:
Net income	$4,186	$2,589	$6,578	$6,397

Denominator:
Weighted common shares outstanding	10,126	10,051	10,116	10,033
Share equivalent units (“SEUs”) outstanding	-	11	-	27

Weighted average common shares and SEUs outstanding	10,126	10,062	10,116	$10,060

Basic income per share	$.41	$.26	$.65	$.64

Diluted income per share
Numerator:
Net income	$4,186	$2,589	$6,578	$6,397

Denominator:
Weighted average shares and SEUs outstanding	10,126	10,062	10,116	10,060
Stock options outstanding	22	42	22	35

Weighted average common and potential common shares outstanding	10,148	10,104	10,138	10,095

Diluted income per share	$.41	$.26	$.65	$.63

Options to purchase a total of 2 shares of common stock were outstanding at each of September 2014 and 2013, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$373	$331	$308	$408
Expense for product warranties	40	78	137	58
Product warranty claims paid	(66)	(110)	(98)	(167)

Balance at end of period	$347	$299	$347	$299

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest paid was $6 for each of the six-month periods ended September 30, 2014 and 2013, respectively. In addition, income taxes paid for the six months ended September 30, 2014 and 2013 were $2,492 and $2,161, respectively.

During the six months ended September 30, 2014 and 2013, respectively, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $34 and $119, respectively, for such periods. This excess tax benefit has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At September 30, 2014 and 2013, there were $199 and $38, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Service cost	$137	$144	$273	$288
Interest cost	358	339	717	679
Expected return on assets	(759)	(682)	(1,517)	(1,364)
Amortization of:
Unrecognized prior service cost	1	1	2	2
Actuarial loss	145	251	290	501

Net pension cost	$(118)	$53	$(235)	$106

The Company made contributions to its defined benefit pension plan during the six months ended September 30, 2014 of $55. The Company does not expect to make any contributions to the plan for the balance of fiscal 2015.

The components of the postretirement benefit income are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Service cost	$-	$-	$-	$-
Interest cost	8	8	16	16
Amortization of prior service benefit	(27)	(42)	(53)	(83)
Amortization of actuarial loss	10	11	20	22

Net postretirement benefit income	$(9)	$(23)	$(17)	$(45)

The Company paid benefits of $0 related to its postretirement benefit plan during the six months ended September 30, 2014. The Company expects to pay benefits of approximately $98 during the balance of fiscal 2015.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The liability of $305 and $221 on September 30 and March 31, 2014, respectively, related to the Company’s self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” in the Condensed Consolidated Balance Sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims are similar to previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of September 30, 2014, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax year 2013 and examination in state tax jurisdictions for the tax years 2009 through 2013. The Company is subject to examination in the People’s Republic of China for tax years 2011 through 2013.

The liability for unrecognized tax benefits was $0 at both September 30 and March 31, 2014. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During each of the three and six months ended September 30, 2014, the Company recorded no interest related to its uncertain tax positions. During the three and six months ended September 30, 2013, the Company recorded $2 and $4, respectively, for interest related to its uncertain tax positions. No penalties related to uncertain tax positions were recorded in the three-month or six-month periods ended September 30, 2014 or 2013.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2014 and 2013 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2014	$(6,168)	$403	$(5,765)
Other comprehensive income before reclassifications	-	44	44
Amounts reclassified from accumulated other comprehensive loss	168	-	168

Net current-period other comprehensive income	168	44	212

Balance at September 30, 2014	$(6,000)	$447	$(5,553)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2013	$(8,443)	$410	$(8,033)
Other comprehensive income before reclassifications	-	45	45
Amounts reclassified from accumulated other comprehensive loss	286	-	286

Net current-period other comprehensive income	286	45	331

Balance at September 30, 2013	$(8,157)	$455	$(7,702)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$26	(1)	$41	(1)
Amortization of actuarial loss	(155	)(1)	(262	)(1)

	(129)		(221)		Income before provision for income taxes
	(45)		(78)		Provision for income taxes

	$(84)		$(143)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Six Months Ended September 30, 2014		Six Months Ended September 30, 2013
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$51	(1)	$81	(1)
Amortization of actuarial loss	(310	)(1)	(523	)(1)

	(259)		(442)		Income before provision for income taxes
	(91)		(156)		Provision for income taxes

	$(168)		$(286)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

NOTE 14 – ACCOUNTING AND REPORTING CHANGES:

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine their potential impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance related to the accounting for revenue from contracts with customers. This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition. The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows. See Note 2 for a description of the Company’s current revenue recognition policy.

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

Our corporate headquarters are located in Batavia, New York and we have production facilities in both Batavia, New York and at our wholly-owned subsidiary, Energy Steel & Supply Co. (“Energy Steel”), in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China, which supports sales orders from China and provides engineering support and provides supervision of subcontracted fabrication and sales management oversight throughout Southeast Asia.

Highlights

Highlights for the three and six months ended September 30, 2014 (the fiscal year ending March 31, 2015 is referred to as “fiscal 2015”) include:

•

Net sales for the second quarter of fiscal 2015 were $35,566, an increase of 45% compared with $24,490 for the second quarter of the fiscal year ended March 31, 2014, referred to as “fiscal 2014.” Net sales for the first six months of fiscal 2015 were $64,068, up 21% compared with net sales of $52,746 for the first six months of fiscal 2014.

•

Net income and income per diluted share for the second quarter of fiscal 2015 were $4,186 and $0.41, compared with net income of $2,589 and income per diluted share of $0.26 for the second quarter of fiscal 2014. Net income and income per diluted share for the first six months of fiscal 2015 were $6,578 and $0.65, respectively, compared with net income of $6,397 and income per diluted share of $0.63 for the first six months of fiscal 2014.

•

Orders booked in the second quarter of fiscal 2015 were $35,403, down 27% compared with the second quarter of fiscal 2014, when orders were $48,425. Orders booked in the first six months of fiscal 2015 were $66,511, down 18% compared with the first six months of fiscal 2014, when orders were $81,208.

•	Backlog was $114,816 on September 30, 2014, compared with $114,797 on June 30, 2014 and $112,108 on March 31, 2014.

•

Gross profit margin and operating margin for the second quarter of fiscal 2015 were 31% and 18%, compared with 34% and 16%, respectively, for the second quarter of fiscal 2014. Gross profit margin and operating margin for the first six months of fiscal 2015 were 30% and 15% compared with 35% and 18%, respectively, for the first six months of fiscal 2014.

•	Cash and cash equivalents and investments at September 30, 2014 were $64,795, compared with $61,410 on June 30, 2014 and $61,146 at March 31, 2014.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability;

•	plans for future products and services and for enhancements to existing products and services;

•	our expectations regarding current market conditions, including expectations regarding the supply and demand for and cost of oil and natural gas;

•	our operations in foreign countries;

•	political instability in regions in which our customers are located;

•	our growth and acquisition strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

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

Current Market Conditions and Growth Opportunities

The strong bidding activity in our markets throughout fiscal 2014 has continued into the first half fiscal 2015. We believe bidding activity is a leading indicator for the direction and health of our markets. We believe that we are seeing continued evidence of an improved business environment and we appear to be in the midst of a market expansion in our oil refining, petrochemical and other related energy markets. We believe the current activity level within our pipeline continues to be more robust than in past cycles.

We expect that the market conditions affecting our customers’ investments will drive our future growth. These include:

•

Changes in domestic natural gas supply and cost have affected the dynamics of the global energy and petrochemical markets. Natural gas serves as both an energy source and feedstock to chemical industries. Natural gas in the U.S. has become globally competitive with oil. As such, lower costs and plentiful supply are expected to drive increased domestic use of natural gas in the U.S., as well as the ability of the U.S. to export liquefied natural gas to serve other regions. Low cost and the plentiful supply of North American natural gas have also led to a revival in the U.S. petrochemical industry, where we historically have a strong market share. This is a relatively recent phenomena, having occurred over the past five years, and is being driven by technology advancements in drilling. In turn these technology enhancements have created a significant increase in natural gas supply. As a result, U.S. production of the raw material for ethylene, ethane (which is a side product of natural gas production) has become globally competitive with naphtha (the alternative feedstock for ethylene used in most of the world). Furthermore, we are witnessing a significant increase in planned construction of new petrochemical producing facilities, including ethylene, ammonia, methanol, propane dehydrogenation (PDH) and urea facilities. In addition, existing petrochemical facilities are restarting idled process units or debottlenecking existing operations to increase throughput. We expect investment in U.S. petrochemical markets could be significant over the next decade. Such investment could occur in multiple phases.

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

•

Rising global consumption of crude oil and oil refined products has resulted in planned expansion of global oil refining capacity. Demand is projected to increase, and is expected to be addressed through new facilities, refinery upgrades, revamps and expansions. Furthermore, increased regulation worldwide, impacting the refining, petrochemical and nuclear power industries, is expected to continue to drive requirements for capital investments.

•	Recent reductions in the price of crude oil, if sustained, could slow or delay investment in new capacity or revamping projects by our customers.

•

Expansion by emerging and developing economies has led to additional investment in new refining, chemical and power production capacity. Strong investment is expected in Asia, the Middle East and South America.

•

Long term investment by the U.S. Navy to refresh its nuclear powered propulsion program, including aircraft carriers and submarines, is anticipated. While this investment is expected to continue, order timing can be impacted by changes in the political landscape.

•

Investment in new nuclear power capacity in the U.S. and internationally has moderated due to political and social pressures, which were augmented by the tragic earthquake and tsunami that occurred in Japan in March 2011. Although the continued progress at the new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggests some growth in the domestic nuclear market will occur, the low cost of natural gas could dampen additional near-term expansion plans for new nuclear capacity.

•	The focus on additional safety and back-up redundancies at existing domestic nuclear plants could increase demand for our products in the near-term.

•

Investments in existing U.S. nuclear plants to extend their operating life and add incremental capacity are expected to continue. The desire to extend the life of the existing nuclear plants, including obtaining new operating licenses and expanding the output (known as re-rating) of such facilities, will require investment and could increase demand for our products.

•	Investment in international nuclear facilities continues to occur in regions which lack natural energy sources and are net importers of energy products.

•

There continue to be long-term growth opportunities in other alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids, and other emerging technologies, such as biodiesel and waste-to-energy, which are expected to provide additional sales opportunities.

We expect that most of these trends will provide growth opportunities for our business. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses. The planned investments in new petrochemical capacity built in North America, while providing significant volume, are not likely to provide the margin opportunity that the North American refining market provided in the last upcycle. Along with margin pressure in the North American petrochemical market, the projected expansion in petrochemical and oil refining in the growing Asian and South American markets will continue to result in pricing and gross margin pressure, as these markets historically have generated lower margins than North American refining markets.

We also expect incremental increases in investment in the domestic refining market and renewed investment in the North American chemical processing market. We expect growth in refining and chemical processing capacity to be driven by emerging markets. Moreover, we have expanded our addressable markets with expansion of our business capabilities in the power market and through our focus on U.S. Navy nuclear propulsion projects. We believe our revenue opportunities during the near term will be more heavily weighted in the domestic market. However, over the longer term, we believe opportunities will be equivalent between the domestic and international markets.

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern, resulting in both relatively strong and weak quarters. As the chart below indicates, quarterly orders can vary significantly.

We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a trailing twelve month period provides a better measure of our business. Our quarterly order levels and trailing twelve month order levels for the first two quarters of fiscal 2015 as well as each quarter in fiscal 2014 and fiscal 2013, respectively, are set forth in the table below.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,

	2014	2013	2014	2013

Net sales	$35,566	$24,490	$64,068	$52,746
Gross profit	$10,984	$8,289	$18,916	$18,304
Gross profit margin	31%	34%	30%	35%
S,G&A expense(1)	$4,752	$4,449	$9,101	$8,852
S,G&A as a percent of sales	13%	18%	14%	17%
Net income	$4,186	$2,589	$6,578	$6,397
Diluted income per share	$0.41	$0.26	$0.65	$0.63
Total assets	$154,131	$130,850	$154,131	$130,850

(1)	Selling, general and administrative expense is referred to as “S,G&A.”

The Second Quarter and First Six Months of Fiscal 2015 Compared With the Second Quarter and First Six Months of Fiscal 2014

Sales for the second quarter of fiscal 2015 were $35,566, a 45% increase as compared with sales of $24,490 for the second quarter of fiscal 2014. These higher sales were a result of the strong order levels seen in the first two quarters of fiscal 2014. Our domestic sales, as a percentage of aggregate product sales, were 61% in the second quarter of fiscal 2015 compared with 58% in the second quarter of fiscal 2014. Domestic sales year-over-year increased $7,766, or 55%, driven by strong chemical and petrochemical market sales as a result of orders received in the first half of fiscal 2014. International sales increased $3,310, or 32%, in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014, driven by increases in South America and the Middle East. Sales in the three months ended September 30, 2014 were 35% to the refining industry, 36% to the chemical and petrochemical industries, 16% to the power industry, including the nuclear market, and 13% to other commercial and industrial applications, including the U.S. Navy. Sales in the three months ended September 30, 2013 were 43% to the refining industry, 16% to the chemical and petrochemical industries, 23% to the power industry, including the nuclear market, and 18% to other commercial and industrial applications, including the U.S. Navy. Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. See “Current Market Conditions and Growth Opportunities,” above. For additional information on future sales and our markets, see “Orders and Backlog” below.

        Sales for the first six months of fiscal 2015 were $64,068, an increase of $11,322, or 21% compared with sales of $52,746 for the first six months of fiscal 2014. The increase in year-to-date sales was due to strong domestic sales partially offset by lower international sales. Our domestic sales, as a percentage of aggregate product sales, were 69% in the first six months of fiscal 2015 compared with 55% in the same period in fiscal 2014. Domestic sales increased $14,998, or 52%, while international sales decreased by $3,676, or 16%, driven by lower sales in Asia. Consistent with the first quarter, domestic sales in the first half were driven by the chemical and petrochemical market, from orders received in the first half of fiscal 2014. International sales accounted for 31% and 45% of total sales for the first six months of fiscal 2015 and fiscal 2014, respectively. Sales in the first six months of fiscal 2015 were 30% to the refining industry, 38% to the chemical and petrochemical industries, 16% to the power industry, including the nuclear market, and 16% to other commercial and industrial applications, including the U.S. Navy. Sales in the first six months of fiscal 2014 were 44% to the refining industry, 16% to the chemical and petrochemical industries, 25% to the power industry, including the nuclear market, and 15% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the second quarter of fiscal 2015 was 31% compared with 34% for the second quarter of fiscal 2014. Gross profit for the second quarter of fiscal 2015 increased to $10,984 from $8,289, or 33%, compared with the same period in fiscal 2014. Gross profit dollars increased due to increased volume, while gross profit margin declined due to product mix.

Our gross profit margin for the first six months of fiscal 2015 was 30% compared with 35% for the first six months of fiscal 2014. Gross profit for the first six months of fiscal 2015 increased 3% to $18,916, compared with the same period in fiscal 2014, which had gross profit of $18,304. The increase in gross profit dollars was due to greater volume offset by less favorable product mix. In the first six months of fiscal 2014, the sales mix included a high level of both short cycle sales which had stronger pricing levels and the conversion of projects which had more favorable pricing.

SG&A expense in the three and six-month periods ended September 30, 2014 increased $303, or 7%, and $249, or 3%, respectively, compared with the same periods of the prior year. The increases in SG&A expenses for the three and six-month periods were primarily due to increases in sales expenses related to higher volume.

SG&A expense as a percent of sales for the three and six-month periods ended September 30, 2014 was 13% and 14%, respectively. This compared with 18% and 17%, respectively for the same periods of the prior year.

Interest income was $43 and $89 for the three and six-month periods ended September 30, 2014, compared with $10 and $21 for the same periods ended September 30, 2013. The low level of interest income relative to the amount of cash invested reflects the persistent low level of interest rates on short term U.S. government securities, certificates of deposit and money market accounts.

Interest expense was $3 and $6 for the three and six-month periods ended September 30, 2014, compared with $4 and $9 for the same periods ended September 30, 2013.

Our effective tax rate in fiscal 2015 is projected to be between 33% and 34%. The effective tax rate in the current quarter was 33%, and was 34% in the first six months of fiscal 2015. The effective tax rates for the comparable three and six month periods of fiscal 2014 were 33% and 32%, respectively.

Net income for the three and six months ended September 30, 2014 was $4,186 and $6,578, respectively, compared with $2,589 and $6,397, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2015 was $0.41 and $0.65 for the three and six-month periods, compared with $0.26 and $0.63 for the same three and six-month periods of fiscal 2014.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q:

	September 30, 2014	March 31, 2014

Cash and cash equivalents and investments	$64,795	$61,146
Working capital	74,062	71,346
Working capital ratio(1)	3.3	3.7

    (1) Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first six months of fiscal 2015 was $8,490, compared with $4,293 generated by operating activities for the first six months of fiscal 2014. The increase in cash generated was due to a decrease in inventory and increases in accounts payable and customer deposits, partly offset by higher unbilled revenue.

Dividend payments and capital expenditures in the first six months of fiscal 2015 were $810 and $4,096, respectively, compared with $603 and $898, respectively, for the first six months of fiscal 2014.

Capital expenditures for fiscal 2015 are expected to be between approximately $5,500 and $6,000. Approximately 60% of this spending is to support the completion of the Batavia, NY capacity expansion which was initiated in fiscal 2014 and completed in the second quarter of fiscal 2015. Approximately 90% of our fiscal 2015 capital expenditures, including the capacity expansion, are expected to be for buildings, machinery and equipment, with the remaining amounts expected to be used for information technology and other items.

Cash and cash equivalents and investments were $64,795 on September 30, 2014 compared with $61,146 on March 31, 2014, up $3,649, or 6%.

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

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the Bank of America agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. We also have a $5,000 unsecured line of credit with HSBC, N.A. Letters of credit outstanding under our credit facilities on September 30, 2014 and March 31, 2014 were $17,719 and $15,473, respectively. There were no other amounts outstanding on either of our credit facilities at September 30, 2014 and March 31, 2014. Our borrowing rate for our Bank of America facility as of September 30, 2014 was the bank’s prime rate, or 3.25%. Availability under the Bank of America and HSBC lines of credit were $12,281 and $9,527, at September 30, 2014 and March 31, 2014, respectively. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended September 30, 2014 were $35,403, compared with $48,425 for the same period last year, a decrease of $13,022, or 27%. For the three months ended September 30, 2014, orders from other commercial and industrial applications, including the U.S. Navy, decreased by $8,888 and chemical and petrochemical orders decreased by $6,890. These were partially offset by higher power orders, which were up $2,023, and refining orders, which were up $733. Orders represent communications received from customers requesting us to supply products and services.

During the first six months of fiscal 2015, orders were $66,511, compared with $81,208 for the same period of fiscal 2014, a decrease of $14,697, or 18%. For the first six months of fiscal 2015, orders decreased in chemical and petrochemical by $15,835 and other commercial and industrial applications, including the U.S. Navy, by $11,473. These were partially offset by higher refining orders, which were up $11,672, and power orders, which were up $939. See “Current Market Conditions and Growth Opportunities” for additional information.

Domestic orders were 47%, or $16,724, while international orders were 53%, or $18,679, of total orders in the current quarter compared with the same period in the prior fiscal year, when domestic orders were 61%, or $29,633, and international orders were 39% of total orders, or $18,792.

For the first half of fiscal 2015, domestic orders were 50% of total orders, or $33,105, while international orders were also 50%, or $33,406. During the first six months of fiscal 2014, domestic orders were 72% of total orders, or $58,267, and international orders were 28%, or $22,941.

Backlog was $114,816 at September 30, 2014, compared with $112,108 at March 31, 2014, a 2% increase. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 70% to 75% of orders currently in backlog are expected to be converted to sales within the next twelve months. At September 30, 2014, 38% of our backlog was attributable to equipment for refinery project work, 21% for chemical and petrochemical projects, 13% for power projects, including nuclear, 21% for U.S. Navy projects and 7% for other industrial or commercial applications. At September 30, 2013, 29% of our backlog was attributed to equipment for refinery project work, 27% for chemical and petrochemical projects, 14% for power projects, 27% for U.S. Navy projects and 3% for other industrial or commercial applications.

At September 30, 2014, $7,827 of current backlog is on hold pending the end-user’s analysis of final project design. This order was secured in our second quarter of fiscal 2015 and is for the oil sands industry. We expect this hold will be released within fiscal 2015. The completion schedule of this project is expected to be between 24 and 36 months subsequent to its release from hold.

Outlook

We believe that a recovery in the refinery and petrochemical markets we serve is occurring. The U.S. petrochemical market was very strong in fiscal 2014 and we believe that we are beginning to see signs of improvement in the international markets. Our pipeline has continued to stay at an elevated level over the past year, even as our order levels have increased compared to the prior fiscal year. We believe that stronger market conditions combined with our efforts to increase our addressable market opportunities, have given us the ability to double the size of our business over the course of the current market expansion. We have and continue to invest to gain capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in our existing and ancillary markets. We remain focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

In the first six months of fiscal 2015, we saw continued strengthening in the global energy markets. We believe that given our strong project pipeline, we are likely to continue to see strong order levels, however, fluctuations in orders can vary measurably from quarter to quarter based on timing and magnitude of projects.

We expect revenue to be in the upper half of our previously stated $125,000 to $130,000 range in fiscal 2015, a 22% to 27% increase as compared with fiscal 2014. Our expected revenue and growth range for fiscal 2015 assumes conversion of existing backlog as well as continued market improvement and order placement by our customers.

We have a number of large projects which are converting over a multi-year time period. The U.S. Navy projects and large projects for the new nuclear reactors being built in the southeast U.S. will partially convert in fiscal 2015 and continue beyond fiscal 2015. We expect to convert approximately 70% to 75% of our total backlog to sales over the next 12 months.

We expect gross profit margin in fiscal 2015 to be in the 30% to 31% range. While we continue to see stronger activity in our key end markets, particularly the petrochemical and refining markets, our pricing power remains consistent with historic early-cycle comparables. We also believe that our margins are constrained by the current mix of products sold to the chemical and petrochemical markets.

We continue to believe that as the recovery in our markets continues, gross profit margin improvement will coincide with anticipated volume increases. As we look forward, due to anticipated changes in geographic and end use market mix, we expect gross margins are unlikely to reach the 40% range achieved in the prior up cycle. We believe that at the peak of the current cycle, a gross profit margin percentage in the mid-to-upper 30% range is a more realistic expectation. We also expect that the current recovery, while including more domestic chemical and petrochemical opportunities, will be more focused on emerging markets, which historically have provided a more competitive pricing environment and, correspondingly, lower margins.

SG&A spending during fiscal 2015 is expected to be between 15% and 15.5% of sales. Our effective tax rate during fiscal 2015 is expected to be between 33% and 34%.

Cash flow in fiscal 2015 is expected to be positive, driven primarily by net income, partly offset by capital spending, which includes the completion of our Batavia, NY capacity expansion as well as a minimal need for additional working capital.

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

As of September 30, 2014, we were subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2014 or March 31, 2014, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three and six months ended September 30, 2014 were 39% and 31%, respectively, of total sales compared with 42% and 45%, respectively, for the same periods of fiscal 2014. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency. In the first six months of each of fiscal 2015 and fiscal 2014, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of the first six months of fiscal 2015 and 2014, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2014 and March 31, 2014, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At September 30, 2014, $7,827 of current backlog is on hold pending the end-user’s analysis of final project design. This order was secured in the second quarter of fiscal 2015 and is for the oil sands industry. We expect the hold will be released within fiscal 2015. The execution schedule of this project is for completion between 24 and 36 months subsequent to its release from hold.

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

September 30, 2014

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

Date: November 3, 2014

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