Form 10-Q
period 2014-12-31
GRAHAM CORP
filed 2015-02-03
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Yes ☐    No ☒

As of January 30, 2015, there were outstanding 10,127,342 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31 and March 31, 2014 and for the Three and Nine-Month Periods

Ended December 31, 2014 and 2013

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

December 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2014	2013	2014	2013
	(Amounts in thousands, except per share data)

Net sales	$33,646	$23,385	$97,714	$76,131

Cost of products sold	23,543	17,295	68,695	51,737

Gross profit	10,103	6,090	29,019	24,394

Other expenses and income:
Selling, general and administrative	4,424	4,047	13,413	12,786
Selling, general and administrative - amortization	59	55	171	168
Interest income	(50)	(10)	(139)	(31)
Interest expense	2	(11)	8	(2)

Total other expenses and income	4,435	4,081	13,453	12,921

Income before provision for income taxes	5,668	2,009	15,566	11,473
Provision for income taxes	1,676	578	4,996	3,645

Net income	3,992	1,431	10,570	7,828

Retained earnings at beginning of period	99,237	90,426	93,469	84,632
Dividends	(405)	(302)	(1,215)	(905)

Retained earnings at end of period	$102,824	$91,555	$102,824	$91,555

Per share data:
Basic:
Net income	$.39	$.14	$1.04	$.78

Diluted:
Net income	$.39	$.14	$1.04	$.78

Weighted average common shares outstanding:
Basic:	10,127	10,070	10,119	10,063
Diluted:	10,149	10,107	10,142	10,099

Dividends declared per share	$.04	$.03	$.12	$.09

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Amounts in thousands)

Net income	$3,992	$1,431	$10,570	$7,828

Other comprehensive income:
Foreign currency translation adjustment	(40)	28	4	73
Defined benefit pension and other postretirement plans, net of income tax of $46 and $78 for the three months ended December 31, 2014 and 2013, respectively, and $137 and $234 for the nine months ended December 31, 2014 and 2013, respectively	84	143	252	429

Total other comprehensive income	44	171	256	502

Total comprehensive income	$4,036	$1,602	$10,826	$8,330

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2014	2014
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$29,496	$32,146
Investments	33,000	29,000
Trade accounts receivable, net of allowances ($44 and $46 at December 31 and March 31, 2014, respectively)	15,274	10,339
Unbilled revenue	13,292	7,830
Inventories	14,632	16,518
Prepaid expenses and other current assets	805	457
Income taxes receivable	-	498
Deferred income tax asset	996	668

Total current assets	107,495	97,456

Property, plant and equipment, net	19,884	16,449
Prepaid pension asset	6,603	5,759
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,473	4,608
Other assets	181	124

Total assets	$155,874	$141,634

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$55	$80
Accounts payable	12,702	10,084
Accrued compensation	6,604	5,701
Accrued expenses and other current liabilities	3,296	2,233
Customer deposits	7,048	8,012
Income taxes payable	244	-

Total current liabilities	29,949	26,110

Capital lease obligations	96	136
Accrued compensation	-	158
Deferred income tax liability	8,393	8,197
Accrued pension liability	304	272
Accrued postretirement benefits	877	853

Total liabilities	39,619	35,726

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	-	-
Common stock, $.10 par value, 25,500 shares authorized 10,433 and 10,409 shares issued and 10,127 and 10,098 shares outstanding	1,043	1,041
Capital in excess of par value	20,961	20,274
Retained earnings	102,824	93,469
Accumulated other comprehensive loss	(5,509)	(5,765)
Treasury stock, 306 and 311 shares	(3,064)	(3,111)

Total stockholders’ equity	116,255	105,908

Total liabilities and stockholders’ equity	$155,874	$141,634

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
	(Amounts in thousands)
Operating activities:
Net income	$10,570	$7,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,561	1,478
Amortization	171	168
Amortization of unrecognized prior service cost and actuarial losses	389	663
Discount accretion on investments	-	(6)
Stock-based compensation expense	481	489
Loss on disposal of property, plant and equipment	3	207
Deferred income taxes	(281)	88
(Increase) decrease in operating assets:
Accounts receivable	(4,938)	(3,019)
Unbilled revenue	(5,463)	6,559
Inventories	1,887	275
Prepaid expenses and other current and non-current assets	(430)	(326)
Prepaid pension asset	(845)	(595)
Increase (decrease) in operating liabilities:
Accounts payable	2,584	(1,429)
Accrued compensation, accrued expenses and other current and non-current liabilities	2,138	76
Customer deposits	(964)	1,305
Income taxes payable/receivable	743	904
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(101)	(94)

Net cash provided by operating activities	7,505	14,571

Investing activities:
Purchase of property, plant and equipment	(4,965)	(2,161)
Proceeds from disposal of property, plant and equipment	1	32
Purchase of investments	(41,000)	(80,495)
Redemption of investments at maturity	37,000	77,500

Net cash used by investing activities	(8,964)	(5,124)

Financing activities:
Principal repayments on capital lease obligations	(64)	(65)
Issuance of common stock	48	421
Dividends paid	(1,215)	(905)
Excess tax benefit on stock awards	37	220

Net cash used by financing activities	(1,194)	(329)

Effect of exchange rate changes on cash	3	95

Net (decrease) increase in cash and cash equivalents	(2,650)	9,213
Cash and cash equivalents at beginning of period	32,146	24,194

Cash and cash equivalents at end of period	$29,496	$33,407

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

The Company’s results of operations and cash flows for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015 (“fiscal 2015”).

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

Receivables billed but not paid under retainage provisions in its customer contracts were $1,401 and $901 at December 31, 2014 and March 31, 2014, respectively.

NOTE 3 – INVESTMENTS:

Investments consist solely of certificates of deposit with financial institutions and fixed income debt securities issued by the U.S. Treasury. All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at December 31, 2014 are scheduled to mature on or before November 17, 2015.

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

Major classifications of inventories are as follows:

	December 31, 2014	March 31, 2014

Raw materials and supplies	$3,074	$3,185
Work in process	17,077	17,767
Finished products	675	646

	20,826	21,598
Less - progress payments	6,194	5,080

Total	$14,632	$16,518

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2014
Intangibles subject to amortization:
Backlog	$170	$170	$-
Customer relationships	2,700	727	1,973

	$2,870	$897	$1,973

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

At March 31, 2014
Intangibles subject to amortization:
Backlog	$170	$170	$-
Customer relationships	2,700	592	2,108

	$2,870	$762	$2,108

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense for each of the three-month periods ended December 31, 2014 and 2013 was $45. Intangible amortization expense for each of the nine months ended December 31, 2014 and 2013 was $135. As of December 31, 2014, amortization expense is estimated to be $45 for the remainder of fiscal 2015 and $180 in each of the fiscal years ending March 31, 2016, 2017, 2018 and 2019.

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

There were no restricted stock awards granted in the three-month periods ended December 31, 2014 and 2013. Restricted stock awards granted in the nine-month periods ended December 31, 2014 and 2013 were 30 and 32, respectively. Restricted shares of 12 and 14 granted to officers in fiscal 2015 and fiscal 2014, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 11 and 12 granted to officers and key employees in fiscal 2015 and fiscal 2014, respectively, vest 33 1⁄3% per year over a three-year term. Restricted shares of 7 and 6 granted to directors in fiscal 2015 and fiscal 2014, respectively, vest 100% on the first year anniversary of the grant date. There were no stock option awards granted in the three-month or nine-month periods ended December 31, 2014 and 2013.

During the three months ended December 31, 2014 and 2013, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $166 and $134, respectively. The income tax benefit recognized related to stock-based compensation was $59 and $47 for the three months ended December 31, 2014 and 2013, respectively. During the nine months ended December 31, 2014 and 2013, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $435 and $447, respectively. The income tax benefit recognized related to stock-based compensation was $153 and $157 for the nine months ended December 31, 2014, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended December 31, 2014 and 2013, the Company recognized stock-based compensation costs of $16 and $14, respectively, related to the ESPP and $6 and $5, respectively, of related tax benefits. During the nine months ended December 31, 2014 and 2013, the Company recognized stock-based compensation costs of $46 and $42, respectively, related to the ESPP and $16 and $14, respectively, of related tax benefits.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Basic income per share
Numerator:
Net income	$3,992	$1,431	$10,570	$7,828

Denominator:
Weighted common shares outstanding	10,127	10,070	10,119	10,045
Share equivalent units (“SEUs”) outstanding	-	-	-	18

Weighted average common shares and SEUs outstanding	10,127	10,070	10,119	$10,063

Basic income per share	$.39	$.14	$1.04	$.78

Diluted income per share
Numerator:
Net income	$3,992	$1,431	$10,570	$7,828

Denominator:
Weighted average shares and SEUs outstanding	10,127	10,070	10,119	10,063
Stock options outstanding	22	37	23	36

Weighted average common and potential common shares outstanding	10,149	10,107	10,142	10,099

Diluted income per share	$.39	$.14	$1.04	$.78

Options to purchase a total of 12 and 2 shares of common stock were outstanding at December 31, 2014 and 2013, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would be anti-dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$347	$299	$308	$408
Expense for product warranties	436	(47)	573	11
Product warranty claims paid	(63)	(29)	(161)	(196)

Balance at end of period	$720	$223	$720	$223

The income of $47 for product warranties in the three months ended December 31, 2013 resulted from the reversal of provisions made that were no longer required due to lower claim experience.

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest paid was $8 and $9 for the nine-month periods ended December 31, 2014 and 2013, respectively. In addition, income taxes paid for the nine months ended December 31, 2014 and 2013 were $4,497 and $2,567, respectively.

During the nine months ended December 31, 2014 and 2013, respectively, stock option awards were exercised and restricted stock awards vested. The related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $37 and $220, respectively, for such periods. This excess tax benefit has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At December 31, 2014 and 2013, there were $35 and $66, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Service cost	$136	$144	$409	$432
Interest cost	359	340	1,076	1,019
Expected return on assets	(758)	(682)	(2,275)	(2,046)
Amortization of:
Unrecognized prior service cost	1	1	3	3
Actuarial loss	145	250	435	751

Net pension cost	$(117)	$53	$(352)	$159

The Company made contributions to its defined benefit pension plan during the nine months ended December 31, 2014 of $55. The Company does not expect to make any contributions to its defined benefit pension plan for the balance of fiscal 2015.

The components of the postretirement benefit income are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Service cost	$-	$-	$-	$-
Interest cost	8	8	24	24
Amortization of prior service benefit	(26)	(41)	(79)	(124)
Amortization of actuarial loss	10	11	30	33

Net postretirement benefit income	$(8)	$(22)	$(25)	$(67)

The Company paid benefits of $2 related to its postretirement benefit plan during the nine months ended December 31, 2014. The Company expects to pay benefits of approximately $96 during the balance of fiscal 2015.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The liability of $300 and $221 on December 31, 2014 and March 31, 2014, respectively, related to the Company’s self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2014, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2013 through 2014 and examination in state tax jurisdictions for the tax years 2010 through 2014. The Company is subject to examination in the People’s Republic of China for tax years 2012 through 2014.

The liability for unrecognized tax benefits was $0 at both December 31, 2014 and March 31, 2014. It is the Company’s policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. During each of the three and nine months ended December 31, 2014, the Company recorded no interest related to its uncertain tax positions. During the three and nine months ended December 31, 2013, the Company reversed provisions made in previous periods for interest related to its uncertain tax positions of $15 and $11, respectively, based upon the results of the IRS examination of tax years 2011 and 2012. No penalties related to uncertain tax positions were recorded in the three or nine month periods ended December 31, 2014 or 2013.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2014 and 2013 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2014	$(6,168)	$403	$(5,765)
Other comprehensive income before reclassifications	-	4	4
Amounts reclassified from accumulated other comprehensive loss	252	-	252

Net current-period other comprehensive income	252	4	256

Balance at December 31, 2014	$(5,916)	$407	$(5,509)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2013	$(8,443)	$410	$(8,033)
Other comprehensive income before reclassifications	-	73	73
Amounts reclassified from accumulated other comprehensive loss	429	-	429

Net current-period other comprehensive income	429	73	502

Balance at December 31, 2013	$(8,014)	$483	$(7,531)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$25	(1)	$40	(1)
Amortization of actuarial loss	(155	)(1)	(261	)(1)

	(130)		(221)		Income before provision for income taxes
	(46)		(78)		Provision for income taxes

	$(84)		$(143)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Nine Months Ended December 31, 2014		Nine Months Ended December 31, 2013
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$76	(1)	$121	(1)
Amortization of actuarial loss	(465	)(1)	(784	)(1)

	(389)		(663)		Income before provision for income taxes
	(137)		(234)		Provision for income taxes

	$(252)		$(429)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

Our corporate headquarters are located in Batavia, New York and we have production facilities in both Batavia, New York and at our wholly-owned subsidiary, Energy Steel & Supply Co. (“Energy Steel”), in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China, which supports sales orders from China. GVHTT also provides engineering support, supervision of subcontracted fabrication and sales management oversight throughout Southeast Asia.

Highlights

Highlights for the three and nine months ended December 31, 2014 (the fiscal year ending March 31, 2015 is referred to as “fiscal 2015”) include:

•

Net sales for the third quarter of fiscal 2015 were $33,646, an increase of 44% compared with $23,385 for the third quarter of the fiscal year ended March 31, 2014 (referred to as “fiscal 2014”). Net sales for the first nine months of fiscal 2015 were $97,714, up 28% compared with net sales of $76,131 for the first nine months of fiscal 2014.

•

Net income and income per diluted share for the third quarter of fiscal 2015 were $3,992 and $0.39, compared with net income of $1,431 and income per diluted share of $0.14 for the third quarter of fiscal 2014. Net income and income per diluted share for the first nine months of fiscal 2015 were $10,570 and $1.04, respectively, compared with net income of $7,828 and income per diluted share of $0.78 for the first nine months of fiscal 2014.

•

Orders booked in the third quarter of fiscal 2015 were $22,558, compared with $23,450 in the third quarter of fiscal 2014. Orders booked in the first nine months of fiscal 2015 were $89,069, compared with $104,658 in the first nine months of fiscal 2014.

•	Backlog was $103,754 on December 31, 2014 compared with $114,816 on September 30, 2014 and $112,108 on March 31, 2014.

•

Gross profit margin and operating margin for the third quarter of fiscal 2015 were 30% and 17%, compared with 26% and 9%, respectively, for the third quarter of fiscal 2014. Gross profit margin and operating margin for the first nine months of fiscal 2015 were 30% and 16% compared with 32% and 15%, respectively, for the first nine months of fiscal 2014.

•	Cash and cash equivalents and investments at December 31, 2014 were $62,496, compared with $64,795 on September 30, 2014 and $61,146 at March 31, 2014.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic and market environments affecting us and the markets we serve;

•	our expectations regarding current market conditions, including but not limited to the supply and demand for and cost of oil and natural gas;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	political instability in regions in which our customers are located;

•	our growth and acquisition strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

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

Current Market Conditions and Growth Opportunities

Bidding activity remains strong and generally consistent with the past two years. However, the recent rapid decline in crude oil prices, that are down over 30% since mid-November and more than 50% over the past six months, is expected to impact the timing of investment plans for our customers. The recent decline in crude oil prices appears to be driven by many factors, including:

1.	Global economic weakness, especially in Europe and developing countries;

2.	A strong U.S. dollar, the currency in which crude oil prices are denominated and traded;

3.	Projected supply / demand imbalance, partly driven by expanded North American supply increases as well as OPEC keeping production at a high level;

4.	Market reaction to the factors noted above, which may include price speculation, impacting crude oil prices.

The duration of reduced crude oil pricing is unknown. In the near term, which we would define as the next twelve to eighteen months, we anticipate pressure on pricing power in our markets, reduced backlog growth and restriction on near term revenue expansion. We expect our various end-user segments may be impacted differently by crude oil pricing, with larger capacity expansion projects delayed, especially by state-owned end users, and potentially delayed investment by integrated refiners. Furthermore, those projects without strong funding capacity are likely to be delayed. Projects from independent refiners, those with shorter-term investment horizons such as revamps and debottlenecks, or short cycle opportunities are expected to be minimally impacted. Defense and power markets are also expected to be minimally impacted. Certain global chemical and petrochemical markets are anticipated to experience temporary slowing of planned investment while others may be unaffected.

Our strategy during this period of uncertainty in our markets is to aggressively pursue, and be in position to secure, available work while still leading with our high quality brand. We intend to defend market share and key customer relationships. We believe that our aftermarket and short cycle product strategies will continue to build our predictable base of sales. We also intend to continue to drive our diversification strategy and predictability for our business by effectively executing our defense (U.S. Navy) strategy to enter submarine programs and pursuing growth opportunities in power markets.

While we are faced with the near term uncertainty caused by depressed crude oil prices, we believe the long term outlook, which we define as the next five years and continuing well beyond then, is unchanged. We believe the global trends toward improvements in quality of life in developing countries, population growth and the investments to support these trends will continue and will result in increased need for energy and petrochemical products. We continue to believe that we can organically double the size of our business from its last peak of just above $100 million. We also believe that our strong balance sheet provides us with the opportunity to grow further with acquisitions or other business partnerships.

We intend to capture greater market share, expand our addressable opportunities, diversify into defense and power markets, expand into geographic markets we have not fully served in the past, and utilize our capabilities in new applications in order to drive our future growth. We expect that this diversification will couple with the long term market conditions anticipated to impact our customers’ investment needs.

The long term market trends in the refining and petrochemical markets and the investments required by our customers are expected to be affected by the following:

•

Changes in domestic natural gas supply and cost have affected the dynamics of the global energy and petrochemical markets. Natural gas serves as both an energy source and feedstock to chemical industries. Natural gas in the U.S. has become globally competitive with oil, even at lower crude oil prices. As such, lower costs and plentiful supply are expected to drive increased domestic use of natural gas in the U.S., as well as the ability of the U.S. to export liquefied natural gas to serve other regions. Low cost and the plentiful supply of North American natural gas have also led to a revival in the U.S. petrochemical industry, where we historically have a strong market share. This phenomenon over the past five years has been driven by technology advancements in drilling. In turn these technology enhancements have created a significant increase in natural gas supply. As a result, U.S. production of the raw material for ethylene, ethane (which is a side product of natural gas production), has become globally competitive with naphtha (the alternative feedstock for ethylene used in most of the world). Furthermore, we have witnessed a significant increase in planned construction of new petrochemical producing facilities, including ethylene, ammonia, methanol, propane dehydrogenation (PDH) and urea facilities.

•

Investment by the U.S. refining market to upgrade existing facilities has been occurring over the past few years. This has resulted in the upgrading of existing equipment and acquisition of new equipment to expand capacity, as a result of different crude feedstocks or an improvement in the end product mix. Further investment will be required when additional crude oil supply is available to the North American market. The near term timing may be uncertain, but we expect long term crude supply to increase.

•

Increased global consumption of crude oil and oil-refined products has resulted in planned expansion of global oil refining capacity. While some of these projects may be delayed in the near term, demand is projected to increase, and is expected to be addressed through the construction of new facilities, refinery upgrades, revamps and expansions. Furthermore, increased regulation worldwide, impacting the refining, petrochemical and nuclear power industries, is expected to continue to drive requirements for capital investments. Investment is expected in Asia, the Middle East and South America.

•

Investments, including foreign investments, in North American oil sands projects have occurred over the past few years. However, the recent drop in global crude oil prices may affect future upstream spending as well as investment to convert and refine oil sands crude.

•

There continue to be long-term growth opportunities in other alternative energy markets, such as geothermal, coal-to-liquids, gas-to-liquids, as well as in other emerging technologies, such as biodiesel and waste-to-energy, which are expected to provide additional sales opportunities.

Our diversification strategy into defense (U.S. Navy) and power markets is expected to be driven by the following:

•

Investment by the U.S. Navy to refresh its nuclear powered propulsion program, including aircraft carriers and submarines, is anticipated. While this investment is expected to continue, order timing can be impacted by changes in the political landscape.

•

Investment in new nuclear power capacity in the U.S. and internationally has been effected by political and social pressures, which were augmented by the tragic earthquake and tsunami that occurred in Japan in March 2011. Although the continued progress at the new U.S. nuclear reactor projects planned for the Summer (South Carolina) and Vogtle (Georgia) facilities suggests some growth in the domestic nuclear market will occur, the low cost of natural gas and crude oil could dampen additional near-term expansion plans for new nuclear capacity.

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

We expect most of these long term trends in our historic markets, refining and petrochemical as well as our diversification efforts in defense and power, to provide growth opportunities for our business. In addition, we believe we can continue to grow our less cyclical smaller product lines and aftermarket businesses. We do, however, expect pressure on near term and longer term margins. In the near term, margin pressure due to fewer available projects and enhanced competition for those projects is anticipated. In the longer term, margins are unlikely to reach the levels from the previous peaks due to a higher international mix of our business (i.e., more developing market investments compared with prior peaks which included more domestic refining).

Because of continued global economic and financial uncertainty and the risk associated with growth in emerging economies, we also expect that we will have continued volatility in our order pattern. As the chart below indicates, quarterly orders can vary significantly.

We believe that looking at our order level in any one quarter does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a trailing twelve month period provides a better measure of our business. Our quarterly order levels and trailing twelve month order levels for the first three quarters of fiscal 2015 as well as each quarter in fiscal 2014 and fiscal 2013, respectively, are set forth in the table below.

Orders
(in thousands)
$107,387
$109,542
$112,188
$95,828
$108,890
$131,696
$130,567
$128,152
$126,477
$113,455
$112,563
$19,721
$25,619
$24,579
$25,909
$32,783
$48,425
$23,450
$23,494
$31,108
$35,403
$22,558
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Fiscal 2013
Fiscal 2014
Fiscal 2015
Quarterly Orders
Trailing Twelve Month Orders

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2014	2013	2014	2013

Net sales	$33,646	$23,385	$97,714	$76,131
Gross profit	$10,103	$6,090	$29,019	$24,394
Gross profit margin	30%	26%	30%	32%
SG&A expense (1)	$4,483	$4,102	$13,584	$12,954
SG&A as a percent of sales	13%	18%	14%	17%
Net income	$3,992	$1,431	$10,570	$7,828
Diluted income per share	$0.39	$0.14	$1.04	$0.78
Total assets	$155,874	$135,569	$155,874	$135,569
Total assets excluding cash, cash equivalents and investments	$93,378	$71,664	$93,378	$71,664

(1)	Selling, general and administrative expense is referred to as “SG&A”

The Third Quarter and First Nine Months of Fiscal 2015 Compared With the Third Quarter and First Nine Months of Fiscal 2014

Sales for the third quarter of fiscal 2015 were $33,646, a 44% increase as compared with sales of $23,385 for the third quarter of fiscal 2014. Higher sales were a result of the strong order levels experienced in fiscal 2014. Domestic sales, as a percentage of aggregate product sales, were 55% in the third quarter of fiscal 2015 compared with 62% in the third quarter of fiscal 2014. Domestic sales year-over-year increased $3,813, or 26%, driven by strong chemical and petrochemical market sales as a result of orders received in fiscal 2014. International sales increased $6,448, or 73%, in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014, driven by increases in Canada, South America and the Middle East. Sales in the three months ended December 31, 2014 were 38% to the refining industry, 28% to the chemical and petrochemical industries, 16% to the power industry, including the nuclear market, and 18% to other commercial and industrial applications, including the U.S. Navy. Sales in the three months ended December 31, 2013 were 31% to the refining industry, 23% to the chemical and petrochemical industries, 23% to the power industry, including the nuclear market, and 23% to other commercial and industrial applications, including the U.S. Navy. Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. See “Current Market Conditions and Growth Opportunities,” above. For additional information on anticipated future sales and market expectations, see “Orders and Backlog” and “Outlook” below.

Sales for the first nine months of fiscal 2015 were $97,714, an increase of $21,583, or 28%, compared with sales of $76,131 for the first nine months of fiscal 2014. The increase in year-to-date sales was due to strong domestic sales and somewhat stronger international sales. Domestic sales, as a percentage of aggregate product sales, were 64% in the first nine months of fiscal 2015 compared with 57% in the same period in fiscal 2014. Domestic sales increased $18,811, or 43%, while international sales increased by $2,772, or 9%, driven by higher sales to South America, the Middle East and Canada, partly offset by lower sales in Asia. Domestic sales in the first nine months of fiscal 2015 were driven by the chemical and petrochemical market, and resulted from orders received in fiscal 2014. International sales accounted for 36% and 43% of total sales for the first nine months of fiscal 2015 and fiscal 2014, respectively. Sales in the first nine months of fiscal 2015 were 32% to the refining industry, 35% to the chemical and petrochemical industries, 17% to the power industry, including the nuclear market, and 16% to other commercial and industrial applications, including the U.S. Navy. Sales in the first nine months of fiscal 2014 were 40% to the refining industry, 18% to the chemical and petrochemical industries, 25% to the power industry, including the nuclear market, and 17% to other commercial and industrial applications, including the U.S. Navy.

Gross profit margin for the third quarter of fiscal 2015 was 30% compared with 26% for the third quarter of fiscal 2014. Gross profit margin increased due to leveraging our fixed costs over increased volume. Gross profit for the third quarter of fiscal 2015 increased to $10,103 from $6,090, or 66%, compared with the same period in fiscal 2014. Gross profit dollars increased due to higher margin and increased volume.

Gross profit margin for the first nine months of fiscal 2015 was 30% compared with 32% for the first nine months of fiscal 2014. Gross profit for the first nine months of fiscal 2015 increased 19% to $29,019 compared with the same period in fiscal 2014, which had gross profit of $24,394. The increase in gross profit dollars was due to greater volume partly offset by less favorable product and project mix and a higher level of subcontracting.

SG&A expense in the three and nine-month periods ended December 31, 2014 increased $381, or 9%, and $630, or 5%, respectively, compared with the same periods of the prior year. The increases in SG&A expense for the three and nine-month periods were primarily due to increases in sales expenses related to higher volume.

SG&A expense as a percent of sales for the three and nine-month periods ended December 31, 2014 was 13% and 14%, respectively. This compared with 18% and 17%, respectively, for the same periods of the prior year. This improvement was driven by increased sales volume.

Interest income was $50 and $139 for the three and nine-month periods ended December 31, 2014, compared with $10 and $31 for the same periods ended December 31, 2013. The low level of interest income relative to the amount of cash invested reflects the persistent low level of interest rates on short term U.S. government securities, certificates of deposit and money market accounts.

Interest expense was $2 and $8 for the three and six-month periods ended December 31, 2014, compared with ($11) and ($2) for the same periods ended December 31, 2013.

Our effective tax rate in fiscal 2015 is projected to be between 32% and 33%. The effective tax rate in the current quarter was 30% and was 32% in the first nine months of fiscal 2015. The effective tax rates for the comparable three and nine-month periods of fiscal 2014 were 29% and 32%, respectively. The lower effective tax rate in the current three-month period reflects the impact of the December 2014 retroactive extension of the U.S. federal research and development tax credit.

Net income for the three and nine months ended December 31, 2014 was $3,992 and $10,570, respectively, compared with $1,431 and $7,828, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2015 was $0.39 and $1.04 for the three and six-month periods, compared with $0.14 and $0.78 for the same three and nine-month periods of fiscal 2014.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q:

	December 31, 2014	March 31, 2014

Cash and cash equivalents and investments	$62,496	$61,146
Working capital	77,546	71,346
Working capital ratio(1)	3.6	3.7

    (1) Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first nine months of fiscal 2015 was $7,505, compared with $14,571 generated by operating activities for the first nine months of fiscal 2014. The decrease in cash generated was primarily due to an increase in unbilled revenue, which is a timing issue.

Dividend payments and capital expenditures in the first nine months of fiscal 2015 were $1,215 and $4,965, respectively, compared with $905 and $2,161, respectively, for the first nine months of fiscal 2014.

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

Cash and cash equivalents and investments were $62,496 on December 31, 2014 compared with $61,146 on March 31, 2014, up $1,350, or 2%.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days. Our money market account is used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit. Approximately 95% of our cash and investments is held in the U.S. The remaining 5% is invested by our wholly-owned China subsidiary.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the Bank of America agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. We also have a $5,000 unsecured line of credit with HSBC, N.A. Letters of credit outstanding under our credit facilities on December 31, 2014 and March 31, 2014 were $16,185 and $15,473, respectively. There were no other amounts outstanding on either of our credit facilities at December 31, 2014 and March 31, 2014. Our borrowing rate for our Bank of America facility as of December 31, 2014 was the bank’s prime rate, or 3.25%. Availability under the Bank of America and HSBC lines of credit were $13,815 and $9,527, at December 31, 2014 and March 31, 2014, respectively. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended December 31, 2014 were $22,558, compared with $23,450 for the same period last year, a decrease of $892, or 4%. For the three months ended December 31, 2014, orders from refining increased $4,686 and other commercial and industrial applications, including the U.S. Navy, increased by $3,047. These were offset by lower power orders, which were down $5,022 and chemical and petrochemical orders, which were down $3,603. Orders represent communications received from customers requesting us to supply products and services.

During the first nine months of fiscal 2015, orders were $89,069, compared with $104,658 for the same period of fiscal 2014, a decrease of $15,589, or 15%. For the first nine months of fiscal 2015, orders increased in refining by $16,358. This increase was more than offset by decreased orders in chemical and petrochemical, down $19,439, other commercial and industrial applications, including the U.S. Navy, by $8,426, and power, down $4,082. See “Current Market Conditions and Growth Opportunities” for additional information.

Domestic orders were 55%, or $12,426, while international orders were 45%, or $10,132, of total orders in the current quarter compared with the same period in the prior fiscal year, when domestic orders were 85%, or $19,840, and international orders were 15% of total orders, or $3,610.

For the first nine months of fiscal 2015, domestic orders were 51% of total orders, or $45,531, while international orders were 49%, or $43,538. During the first nine months of fiscal 2014, domestic orders were 75% of total orders, or $78,107, and international orders were 25%, or $26,551.

Backlog was $103,754 at December 31, 2014, compared with $112,108 at March 31, 2014, a 7% decrease. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Between 70% to 75% of orders currently in backlog are expected to be converted to sales within the next twelve months. At December 31, 2014, 37% of our backlog was attributable to equipment for refinery project work, 23% for chemical and petrochemical projects, 11% for power projects, including nuclear, 21% for U.S. Navy projects and 8% for other industrial or commercial applications. At December 31, 2013, 25% of our backlog was attributed to equipment for refinery project work, 32% for chemical and petrochemical projects, 15% for power projects, 26% for U.S. Navy projects and 2% for other industrial or commercial applications.

At December 31, 2014, $7,827 of current backlog was on hold pending the end-user’s analysis of final project design. This order was secured in our second quarter of fiscal 2015 and is for the oil sands industry. We expect this hold will be released within calendar year 2015. The completion schedule of this project is expected to be between 18 and 30 months subsequent to its release from hold.

Outlook

Notwithstanding current market uncertainties associated with lower crude oil prices, we remain focused on and committed to growth. We believe that growth will be based on expanding market share within our key markets of crude oil refining, chemical and petrochemicals, power and defense; entering new markets where our competencies and operating model add value for customers; and deploying a strong balance sheet and cash flow from operations to strengthen and diversify revenue and earnings via acquisitions and other business partnerships. Long-term drivers that underpin a positive projection for our markets remain intact, including population growth, global GDP growth, and the expanding emerging market middle class.

Our bidding pipeline remains at an elevated level. Bidding activity has been a reliable leading indicator for the direction of our markets and for us. We believe that our proactive efforts to increase our addressable market opportunities, combined with continued energy demand, have given us the ability to double the size of our business from its last peak of just over $100 million. The duration of the downturn in crude oil prices is not clear and we expect capital investment by our refining and chemical industry customers will be impacted as a result. In addition, increased pressure on pricing, backlog growth and revenue expansion is anticipated until crude oil pricing stabilizes and begins to return to historically normal levels. This may influence the timeframe within which doubling our business through organic growth can be realized. We have invested, and continue to invest, to gain capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to look for organic growth opportunities as well as acquisitions or other business partnerships that we believe will allow us to expand our presence in our existing and ancillary markets. We remain focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

In the first nine months of fiscal 2015, we saw a broadening of our market opportunities, with orders from international markets supplementing the domestic orders which dominated fiscal 2014. Given our strong project pipeline, we expect to continue to see strong order levels. However, fluctuations in orders can vary measurably from quarter to quarter based on timing and magnitude of projects.

We expect fiscal 2015 revenue to be in the upper half of our previously stated $125,000 to $130,000 range, a 22% to 27% increase as compared with fiscal 2014. Our expected revenue and growth range for fiscal 2015 assumes conversion of existing backlog as well as short cycle sales consistent with recent past levels.

We have a number of large projects which are converting over a multi-year time period. The current U.S. Navy projects and large projects for the new nuclear reactors being built in the southeast U.S. will partially convert in fiscal 2015 and continue beyond fiscal 2015. We expect to convert 70% to 75% of our total backlog to sales over the next 12 months.

We expect gross profit margin in fiscal 2015 to be in the 30% to 31% range. SG&A spending during fiscal 2015 is expected to be between 14% and 14.5% of sales. Our effective tax rate during fiscal 2015 is expected to be between 32% and 33%.

Cash flow in fiscal 2015 is expected to be positive, driven primarily by net income, partly offset by capital spending, which included the completion of our Batavia, NY capacity expansion as well as a minimal need for additional working capital.

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

As of December 31, 2014, we were subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2014 or March 31, 2014, other than operating leases and letters of credit entered into in the ordinary course of business.

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

Foreign Currency

International consolidated sales for the three and nine months ended December 31, 2014 were 45% and 36%, respectively, of total sales compared with 38% and 43%, respectively, for the same periods of fiscal 2014. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency. In the first nine months of each of fiscal 2015 and fiscal 2014, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of the first nine months of fiscal 2015 and 2014, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2014 and March 31, 2014, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs, lower value currencies and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices. Moreover, the cost of metals and other materials used in our products have experienced significant volatility. Such factors, in addition to the global effects of the recent volatility and disruption of the capital and credit markets, have resulted in pricing pressure on our products.

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At December 31, 2014, $7,827 of current backlog is on hold pending the end-user’s analysis of final project design. This order was secured in the second quarter of fiscal 2015 and is for the oil sands industry. We expect the hold will be released within calendar year 2015. The execution schedule of this project is for completion between 18 and 30 months subsequent to its release from hold.

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

December 31, 2014

PART II - OTHER INFORMATION

Item 6.	Exhibits

See index to exhibits on page 34 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ JEFFREY GLAJCH
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: February 3, 2015

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