Form 10-K
period 2015-03-31
GRAHAM CORP
filed 2015-06-02
CIK 716314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $273,126,754. The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2014, as reported on the NYSE (the exchange on which the registrant’s common stock was then listed). For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 22, 2015, the registrant had outstanding 10,138,983 shares of common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed in connection with the registrant’s 2015 Annual Meeting of Stockholders to be held on July 30, 2015, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2015

Note:

Portions of the registrant’s definitive Proxy Statement, to be issued in connection with the registrant’s 2015 Annual Meeting of Stockholders to be held on July 30, 2015, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business

Graham Corporation (“we,” “us,” “our”) is a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Energy markets include oil refining, cogeneration, nuclear and alternative power. For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy. Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible service and unsurpassed quality. We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems. We are also a leading nuclear code accredited fabrication and specialty machining company. We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities. Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York. We have production facilities co-located with our headquarters in Batavia and also at our wholly-owned subsidiary, Energy Steel & Supply Co. (“Energy Steel”), located in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China. GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. As of March 31, 2015, we had 397 employees. Our stock is traded on the NYSE under the ticker symbol “GHM”.

Unless indicated otherwise, dollar figures in this Annual Report on Form 10-K are reported in thousands.

Our Products, Customers and Markets

Our products are used in a wide range of industrial process applications primarily in energy markets, including:

•	Petroleum Refining

—	conventional oil refining

—	oil sands extraction

•	Defense

—	propulsion systems for nuclear-powered aircraft carriers and submarines

•	Chemical and Petrochemical Processing

—	fertilizer plants

—	ethylene, methanol and nitrogen producing plants

—	plastics, resins and fibers plants

—	petrochemical intermediate plants

—	coal-to-chemicals plants

—	gas-to-liquids plants

•	Power Generation /Alternative Energy

—	nuclear power generation

—	fossil fuel plants

—	biomass plants

—	cogeneration power plants

—	geothermal power plants

—	ethanol plants

•	Other

—	soap manufacturing plants

—	air conditioning and water heating systems

—	food processing plants

—	pharmaceutical plants

—	liquefied natural gas production facilities

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

Over a business cycle, domestic sales will generally range between 40% to 60% of total sales. The mix of domestic and international sales can vary from year to year.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2015, 2014 and 2013, which we refer to as “fiscal 2015,” “fiscal 2014” and “fiscal 2013”, respectively, is contained in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference. We refer to our fiscal year ending March 31, 2016 as “fiscal 2016”. Our backlog at March 31, 2015 was $113,811, compared with $112,108 at March 31, 2014.

Our Strengths

Our core strengths include:

•

We have strong brand recognition.    Over the past 79 years, we believe that we have built a reputation for top quality, reliable products and high standards of customer service. We have also established a large installed application base. As a result, the Graham name is well known not only by our existing customers, but also by many of our potential customers. We believe that the recognition of the Graham brand allows us to capitalize on market opportunities in both existing and potential markets. Moreover, our wholly-owned subsidiary, Energy Steel, has more than a 30 year history of providing products and support to its customers, especially the U.S. nuclear power industry, and is a recognized brand name in its markets.

•

We custom engineer and manufacture high quality products and systems that address the particular needs of our customers.    With 79 years of engineering expertise, we believe that we are renowned for our knowledge in vacuum and heat transfer technologies. We maintain strict quality control and manufacturing standards in order to manufacture products of the highest quality.

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

•

We have a strong balance sheet.    We maintain significant cash and investments on hand, and no bank debt, which we believe provides us with the flexibility to pursue our business strategy. Our defined benefit pension plan obligations are over funded.

•

We have a high quality credit facility.    Our credit facilities provide us with a $30,000 borrowing capacity that is expandable at our option to provide us with up to a total of $55,000 in borrowing capacity.

Our Strategy

We intend to strategically leverage and deploy our assets, including but not limited to, financial, technical, manufacturing and know-how, in order to capture expanded market share within the geographies and industries we serve, to expand revenue opportunities in adjacent and countercyclical markets and to continually improve our results of operations in order to:

•	Generate sustainable earnings growth;

•	Reduce earnings volatility;

•	Improve our operating performance;

•	Generate strong cash flow from operations; and

•	Improve value provided to our customers.

To accomplish our objectives and strategic focus, we believe that we must:

•

Successfully deploy corporate assets to expand market share in currently served industries, access and develop a stronger presence in industries where we do not have a historically strong presence, and pursue acquisitions, partnerships or other business combinations in order to enter new geographic or industrial markets or new product lines.

•	Capitalize on the strength of the Graham and Energy Steel brands in order to both win more business in our traditional markets as well as enter new markets.

•

Identify organic growth opportunities and consummate acquisitions where we believe our brand strength will provide us with the ability to expand and will complement our core businesses. We intend to extend our existing product lines, move into complementary product lines and expand our global sales presence in order to further broaden our existing markets and reach additional markets.

•	Expand our market penetration in the domestic nuclear industry. We also intend to identify additional domestic and international opportunities to serve the commercial nuclear power industry.

•

Expand our market presence in the U.S. Navy’s Nuclear Propulsion Program. We plan to demonstrate our proficiency by successfully executing the complex Nuclear Propulsion Program orders that are currently in our backlog by controlling both cost and risk, providing high-quality custom fabrication to exacting military quality control requirements and through disciplined project management. We intend to become a preferred supplier of equipment to the Nuclear Propulsion Program for both surface and submarine vessels.

•

Continue to invest in people and capital equipment to meet the anticipated long-term growth in demand for our products in the oil refining, petrochemical processing and power generation industries, especially in emerging markets.

•

Continue to deliver the highest quality products and solutions that enable our customers to achieve their operating objectives. We believe that our high quality and technical expertise differentiates us from our competitors and allows us to win new orders based on value.

In order to effectively implement our strategy, we also believe that we must continually invest in and leverage our unique customer value enhancing differentiators, the keys of which are listed below:

•	Invest in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Enhance our engineering capacity and capability, especially in connection with product design, in order to more quickly respond to existing and future customer demands.

•	Invest in our manufacturing facilities to expand capacity where needed and identify out-sourced capacity to complement internal capacity.

•	Accelerate our ability to quickly and efficiently bid on available projects through our ongoing implementation of front-end bid automation and design processes.

•	Expand our capabilities and penetrate the existing sales channel and customer base in the nuclear market.

•	Invest in resources to further serve the U.S. Navy in our core competency areas of engineering and manufacturing, where our commercial capabilities meet U.S. Navy requirements.

•	Implement and expand upon our operational efficiencies through our ongoing refinement of our flexible manufacturing flow model as well as our achievement of other cost efficiencies.

•	Focus on improving quality to eliminate errors and rework, thereby reducing lead time.

•	Develop a cross-trained, flexible workforce able to adjust to variable product demand by our customers.

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors in our primary markets include:

NORTH AMERICA

Market	Principal Competitors
Refining vacuum distillation	Gardner Denver, Inc.
Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.
Turbomachinery Original Equipment Manufacturer (“OEM”) — refining, petrochemical	Ambassador; KEMCO; SPX Heat Transfer; Donghwa Entec Co., Ltd..; Oeltechnik GmbH
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International (USA), Inc.; KEMCO; SPX Heat Transfer; Maarky Thermal Systems
Nuclear	Dubose, Consolidated, Tioga, Nova, Joseph Oats, Energy & Process, Nusource
Navy Nuclear Propulsion Program / Defense	DC Fabricators, Joseph Oats, Triumph Aerospace, Xylem, PCC

INTERNATIONAL

Market	Principal Competitors
Refining vacuum distillation	Gardner Denver, Inc.; GEA Wiegand GmbH; Edwards, Ltd.; Korting Hannover AG
Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Schutte Koerting; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Edwards, Ltd.
Turbomachinery OEM — refining, petrochemical	Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; Chem Process Systems, Mazda (India), Oeltechnik GmbH; KEMCO
Turbomachinery OEM — power and power producer	Holtec; Thermal Engineering International; KEMCO; SPX Heat Transfer, Chem Process Systems, Mazda (India)

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

Research and Development Activities

During fiscal 2015, fiscal 2014 and fiscal 2013, we spent $3,585, $3,436 and $3,579, respectively, on research and development activities related both to new products and services and the ongoing improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. accounted for a significant portion of our total revenue during our last three fiscal years. Approximately 36%, 38% and 47% of our revenue in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, resulted from foreign sales. Sales in Asia constituted approximately 8%, 11% and 16% of our revenue in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Sales in the Middle East constituted approximately 8%, 4% and 14% of our revenue in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Our foreign sales and operations are subject to numerous risks, as discussed under the heading “Risk Factors” in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2015, we had 397 employees. We believe that our relationship with our employees is good.

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

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries and to the U.S. Navy, or to firms that design and construct facilities for these industries. The core industries in which our products are used are highly cyclical and have historically experienced severe downturns. The dramatic decline in global oil prices in the second half of calendar year 2014 that translated into an abrupt contraction in orders in the energy markets is the most recent example of the cyclical nature of our markets. We believe that for the long-term, we are in an expansion for demand for our products in the petrochemical, petroleum refining and power generating industries, however, the recent decline in oil prices confirms that cyclical downturns will occur periodically. A sustained or renewed deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities. A cyclical downturn can occur suddenly and result in extremely different financial performance sequentially from quarter to quarter or on an annual comparative basis due to an inability to rapidly adjust costs.

The larger markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the price of crude oil and natural gas as well as on the differential between the two prices. As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

The prices of crude oil and natural gas have historically been very volatile, as evidenced by the approximately 50% decline in oil prices in the second half of calendar 2014. Importantly, this caused a steep decline in orders from the energy markets. The increased supply and reduction of cost of natural gas in North America has also caused a significant change in the global energy markets in the past few years. During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations. We believe that the global consumption of crude oil and natural gas will increase over the course of the next 20 years and that such increased consumption will result in a need to continually increase global capacity. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades to expand global capacity.

The relative costs of oil, natural gas, nuclear power, hydropower and numerous forms of alternative energy production may have a material adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal and biomass, among others. A cost or supply shift among these sources could negatively impact our business opportunities going forward. A demand shift, where technological advances favor the utilization of one or a few sources of energy may also impact demand for our products. If demand shifts in a manner that increases energy utilization outside of our traditional customer base or expertise, our business and financial results could be materially adversely affected. In addition, governmental policy can affect the relative importance of various forms of energy sources. Non-fossil based sources may require government tax incentives to foster investment.

Our business is highly competitive. If we are unable to successfully implement our business strategy and compete against entities with greater resources than us or against competitors who have a relative cost advantage, we risk losing market share to current and future competitors.

We encounter intense competition in all of our markets. Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands and they may be able to devote greater resources towards the development, promotion and sale of their products. Certain of our competitors may also have a cost advantage compared to us and may compete against us based on price. This may affect our ability to secure new business and maintain our level of profitability. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. Moreover, customer buying patterns can change if customers become more price sensitive and accepting of lower cost suppliers. If we cannot compete successfully against current or future competitors, our business will be materially adversely affected.

A change in our end use customers, our markets, or a change in the engineering procurement and construction companies serving our markets could harm our business and negatively impact our financial results.

Although we have long-term relationships with many of our end use customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type are often different. As our markets continue to grow, and new market opportunities expand, we could see a shift in pricing as a result of facing competitors with lower production costs, which may have a material adverse impact on our results of operations and financial results. In certain developing geographies, the relative importance of cost versus quality may lead to decisions which look at short-term costs instead of total long-term cost of operations.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers accounted for 38%, 32% and 41% of consolidated net sales in fiscal 2015, 2014 and 2013, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2015, 36% of our revenue was from customers located outside of the U.S. Moreover, we maintain a subsidiary and a sales office in China. We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;

•	political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East or portions of the former Soviet Union;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;

•	credit risks;

•	currency fluctuations;

•	tariff and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	shipping products during times of crisis or wars;

•	our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; and

•	other factors inherent in maintaining foreign operations.

Global demand growth could be led by emerging markets, which could result in lower profit margins and increased competition.

The increase in global demand could be led by emerging markets. If this is the case, we may face increased competition from lower cost suppliers, which in turn could lead to lower profit margins on our products. Customers in emerging markets may also place less emphasis on our high quality and brand name than do customers in the U.S. and certain other industrialized countries where we compete. If we are forced to compete for business with customers that place less emphasis on quality and brand recognition than our current customers, our results of operations could be materially adversely affected.

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

SEC rules require disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. This rule, which became effective for the 2013 calendar year, requires companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. This rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. Moreover, the number of suppliers who provide conflict-free minerals may become limited. In addition, there may be significant costs associated with complying with the disclosure requirements. We also may not be able to sufficiently verify the origins of the relevant conflict minerals used in our products through the due diligence procedures that we have implemented, which could harm our reputation.

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

U.S. Navy orders are subject to annual government funding. A disruption in expected funding could adversely impact our business.

One of our growth strategies is to increase our penetration of U.S. Navy related opportunities. Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders. The time between receipt of an order to complete shipment can take three to five years, or possibly longer. Annual government funding is required to continue the production of this equipment. Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders. Such a disruption, should it occur, could adversely impact the sales and profitability of our business.

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

If adverse economic and credit conditions occur, we would likely experience decreased revenue from our operations attributable to decreases in the spending levels of our customers. Moreover, adverse economic and credit conditions might also have a negative adverse effect on our cash flows if customers demand that we accept smaller project deposits and less frequent progress payments. In addition, adverse economic and credit conditions could lead to increased downward pricing pressure. Any of the foregoing could have a material adverse effect on our business and results of operations.

Adverse conditions in the capital and credit markets could also have a material adverse effect on our ability to obtain additional financing on commercially reasonable terms, or at all, should we determine such financing is necessary or desirable to maintain or expand our business or effectively pursue our business strategy.

Political and regulatory developments could make the utilization and growth of nuclear power as an energy source less desirable, which would harm the business and results of operations of our subsidiary Energy Steel.

A global event, such as a major earthquake or terrorist activity, may impact the desirability of operating nuclear power plants. These events can create uncertainties worldwide regarding, among other things, the desirability of operating existing nuclear power plants and the building of new or replacement nuclear power plants. Should public opinion or political pressure result in the closing of existing nuclear facilities or otherwise result in the failure of the nuclear power industry to grow, especially within the U.S., the business, results of operations and growth prospects of our subsidiary Energy Steel in the nuclear market could be materially adversely impacted.

In addition, the U.S. Nuclear Regulatory Commission, or NRC, performs operational and safety reviews of nuclear facilities in the U.S. It is possible that the NRC could take actions or impose regulations that adversely affect the demand for Energy Steel’s products and services, or otherwise delay or prohibit construction of new nuclear power generation facilities, even temporarily. If any such event were to occur, the business or operations of Energy Steel could be materially adversely impacted.

A change in supply or cost of the materials used in our products could harm our profit margins.

Our profitability depends in part on the price and continuity of supply of the materials used in the manufacture of our products which, in many instances, are supplied by a limited number of sources. The availability and costs of these commodities may be influenced by, among other things, market forces of supply and demand, changes in world politics, labor relations between the producers and their work forces, export quotas, and inflation. Any restrictions on the supply of the materials used by us in manufacturing our products could significantly reduce our profit margins, which could harm our results of operations. Likewise, any efforts we may engage in to mitigate restrictions on the supply or price increases of materials by entering into long-term purchase agreements, by implementing productivity improvements or by passing cost increases on to our customers may not be successful. In addition, the ability of our suppliers to meet quality and delivery requirements can also impact our ability to meet commitments to customers. Future shortages or lower cost of raw materials could result in decreased sales as well as margins, or otherwise materially adversely affect our business.

We are subject to contract cancellations and delays by our customers, which may adversely affect our operating results.

The value of our backlog as of March 31, 2015 was $113,811. Our backlog can be significantly affected by the timing of large orders. The amount of our backlog at March 31, 2015 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. This generally occurs more often in times of end market or capital market turmoil. As evidence of this, we had two orders totaling $5,895 cancelled in the fourth quarter of fiscal 2015. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Our current backlog contains a number of large orders from the U.S. Navy project. In addition, we are continuing to pursue business in these end markets which offer large multi-year projects which have an added risk profile beyond that of our historic customer base. A delay, long term extension or cancellation in any of these projects could have a material adverse effect on our business and results of operations.

Our accounts receivables and unbilled revenue may be at potential risk if a project is terminated or canceled or if our customers encounter financial difficulties.

Our contracts often require us to satisfy or achieve certain milestones in order to receive payment for the work performed. In general, payments to us are such that we are ahead of our costs, however, if the customer does not proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us. If we are unable to collect amounts owed to us, this would have an adverse effect on our results of operations, financial position and cash flows.

If we are unable to effectively outsource a portion of our production during times when we are experiencing strong demand, our results of operations might be adversely affected. In addition, outsourcing may negatively affect our profit margins.

We from time to time increase our manufacturing capacity through outsourcing selected fabrication processes. We could experience difficulty in outsourcing if customers demand that our products be manufactured by us exclusively. Furthermore, our ability to effectively outsource production could be adversely affected by worldwide manufacturing capacity. If we are unable to effectively outsource our production capacity when circumstances warrant, our results of operations could be materially adversely affected and we might not be able to deliver products to our customers on a timely basis. In addition, any disputes between us and the entities that we outsource to may delay our ability to fulfill our obligations to our customers, which may harm our reputation and in turn could have a material adverse effect on our business and results of operations. Further, outsourcing to complete our products and services can increase the costs associated with such products and services. If we rely too heavily on outsourcing and are not able to increase our own production capacity during times when there is high demand for our products and services, our profit margins may be negatively impacted.

Our exposure to fixed-price contracts and the timely completion of such contracts could negatively impact our results of operations.

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, cost overruns, supplier failures and customer disputes. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability from a particular contract may decrease or losses may be incurred, which, in turn, could have a material adverse effect on our business and results of operations.

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

A dramatic short-term change in our end markets and our reaction to it may impact our ability to execute our strategic plan over the long term.

Execution of our strategic plan requires us to invest in our equipment, people and other resources with a view toward the long term. Achieving our long-term objectives may require us to pre-invest and add costs to our business before the matching revenue occurs. This is necessary to ensure that the development of our employees is such that we may effectively serve our customers. When there is a dramatic and unforeseen change in market conditions, which affects our customers and therefore our business, we may have to choose between continuing to pre-invest, which will impact near-term profitability or to eliminate costs which may impede our long-term ability to execute our strategic plan.

During certain high demand periods, there can be a shortage of skilled production workers, especially those with high-end welding capabilities. We could experience difficulty hiring or replacing those individuals, which could adversely affect our business.

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

Should a portion of our intangible assets be impaired, results of operations could be materially adversely affected.

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

The manufacture and sale of our products exposes us to potential product liability claims, including those that may arise from failure to meet product specifications, misuse or malfunction of our products, design flaws in our products, or use of our products with systems not manufactured or sold by us. For example, our equipment is installed in facilities that operate dangerous processes and the misapplication, improper installation or failure of our equipment may result in exposure to potentially hazardous substances, personal injury or property damage.

Provisions contained in our contracts with customers that attempt to limit our damages may not be enforceable or may fail to protect us from liability for damages and we may not negotiate such contractual limitations of liability in certain circumstances. Our insurance may not cover all liabilities nor may our historical experience reflect any liabilities we may face in the future. Our risk of liability may increase as we manufacture more complex or larger projects. We also may not be able to continue to maintain such insurance at a reasonable cost or on reasonable terms, or at all. Any material liability not covered by provisions in our contracts or by insurance could have a material adverse effect on our business and financial condition.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2015, we held no forward foreign currency exchange contracts.

Changes in our effective tax rate and tax policies may impact our profitability.

We are subject to income and other taxes in the U.S. and China. A change in tax laws or interpretation of tax laws, introduction of new tax accounting standards and regulation, our global mix of earnings, the ability to utilize deferred tax assets and changes in uncertain tax positions could affect our effective tax rate and impact the financial performance of the company. Changes in tax laws of other jurisdictions could impact the profitability of our competitors, which could affect our competitive position relative to those competitors.

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

•

Our bylaws contain advance notice requirements.    Our bylaws also provide that any stockholder who wishes to bring business before an annual meeting of our stockholders or to nominate candidates for elec-

tion as directors at an annual meeting of our stockholders must deliver advance notice of their proposals to us before the meeting. Such advance notice provisions may have the effect of making it more difficult to introduce business at stockholder meetings or nominate candidates for election as director.

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

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our manufacturing facilities, also located in Batavia, consist of approximately 33 acres and contain about 260,000 square feet in several buildings, including 206,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. We also lease approximately 15,000 square feet of office space and 45,000 square feet of manufacturing facilities for our subsidiary, Energy Steel, located in Lapeer, Michigan. Additionally, we lease an approximately 1,500 square foot U.S. sales office in Houston, Texas and GVHTT leases an approximately 4,900 square foot sales and engineering office in Suzhou, China.

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

Our common stock is traded on the NYSE exchange under the symbol “GHM”. As of May 22, 2015, there were 10,139 shares of our common stock outstanding that were held by approximately 148 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated(1).

	High	Low
Fiscal year 2015
First quarter	$34.88	$26.20
Second quarter	35.35	27.99
Third quarter	34.65	26.06
Fourth quarter	28.86	20.58
Fiscal year 2014
First quarter	$31.41	$22.36
Second quarter	38.96	30.26
Third quarter	41.94	32.95
Fourth quarter	37.23	30.23

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Dividends declared per share by our Board of Directors for the first, second, third and fourth quarters of fiscal 2015 were $.04, $.04, $.04 and $.08, respectively. Dividends declared per share for the first, second, third and fourth quarters of fiscal 2014 were $.03, $.03, $.03 and $.04, respectively. There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders. The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1. As of March 31 and May 30, 2015 we did not have any funded debt outstanding. More information regarding our senior credit facility can be found in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

On January 29, 2015, our Board of Directors authorized a stock repurchase program. Under the stock repurchase program, up to $18,000 of our common stock is permitted to be repurchased by us from time to time either in the open market or through privately negotiated transactions.

(1)

The historical prices for our common stock prior to May 2, 2014 is based on the high and low per share prices on the NYSE MKT exchange, where our common stock was then listed. On such date our common stock began trading on the NYSE.

Item 6.	Selected Financial Data

GRAHAM CORPORATION — FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2015	2014	2013	2012	2011(1)
Operations:
Net sales	$135,169	$102,218	$104,973	$103,186	$74,235
Gross profit	41,804	31,812	31,822	32,635	21,851
Gross profit percentage	30.9%	31.1%	30.3%	31.6%	29.4%
Net income	14,735	10,145	11,148	10,553	5,874
Cash dividends	2,026	1,308	899	793	790
Common stock:
Basic earnings from continuing operations per share	$1.46	$1.01	$1.11	$1.06	$.59
Diluted earnings from continuing operations per share	1.45	1.00	1.11	1.06	.59
Stockholders’ equity per share	11.50	10.49	9.30	8.20	7.47
Dividends declared per share	.20	.13	.09	.08	.08
Market price range of common stock
High	35.35	41.94	24.80	26.30	24.58
Low	20.58	22.36	16.20	14.36	13.50
Average common shares outstanding — diluted	10,143	10,104	10,051	9,998	9,958
Financial data at March 31:
Cash and cash equivalents and investments	$60,271	$61,146	$51,692	$41,688	$43,083
Working capital	81,367	71,346	64,026	52,730	44,493
Capital expenditures	5,300	5,263	1,655	3,243	1,979
Depreciation	2,079	1,977	1,851	1,685	1,334
Total assets	154,654	141,634	126,733	114,977	118,071
Long-term debt, including capital lease obligations	98	136	127	203	116
Stockholders’ equity	116,551	105,908	92,995	81,620	73,655

(1)	The financial data presented for fiscal 2011 includes the financial results of Energy Steel from the date of acquisition, which was December 14, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Energy markets include oil refining, cogeneration, nuclear and alternative power. For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy. Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible service and unsurpassed quality. We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems. We are also a leading nuclear code accredited fabrication and specialty machining company. We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities. Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York. We have production facilities co-located with our headquarters in Batavia and also at our wholly-owned subsidiary, Energy Steel & Supply Co. (“Energy Steel”), located in Lapeer, Michigan. We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. (“GVHTT”), located in Suzhou, China. GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.

Highlights

Highlights for our fiscal year ended March 31, 2015, which we refer to as “fiscal 2015” include:

•

Net income and income per diluted share for fiscal 2015, were $14,735 and $1.45 compared with net income and income per diluted share of $10,145 and $1.00, respectively, for the fiscal year ended March 31, 2014, which we refer to as “fiscal 2014.” Net income and income per diluted share for fiscal 2015 were $15,899 and $1.57 excluding the impact of a nonrecurring restructuring charge. Net income increased 57% compared with the prior year on this basis.

•	Net sales for fiscal 2015 were a record $135,169, up 32% compared with $102,218 for fiscal 2014.

•	Operating cash flow for fiscal 2015 was $6,279, down from $15,230 in fiscal 2014.

•	Orders received in fiscal 2015 were a record $136,533, up 7% compared with fiscal 2014, when orders were $128,152.

•	Backlog on March 31, 2015 was a fiscal year end record at $113,811, up 2% from backlog of $112,108 on March 31, 2014.

•

Gross profit and operating margins for fiscal 2015 were 30.9% and 16.0% compared with 31.1% and 14.3%, respectively, for fiscal 2014. Fiscal 2015 operating margin was 17.2%, excluding the impact of nonrecurring restructuring expenses.

•	Cash and cash equivalents and short-term investments at March 31, 2015 were $60,271 compared with $61,146 as of March 31, 2014.

•	At fiscal year end, we had a solid balance sheet that was free of bank debt and which we believe provides us with the financial flexibility to pursue our business strategy.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability expectations;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	political instability in regions in which our customers are located;

•	our ability to continue to pursue our growth and acquisition strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to maintain or expand nuclear work for the U.S. Navy;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

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

Current Market Conditions

Demand for our products and services to the oil refining and chemical industries depends on capital investment for new capacity, retrofit and debottlenecking projects and for planned or unplanned maintenance activity. The recent precipitous reduction in global cost for crude oil has caused a significant slowdown in investment by our oil refining and chemical industry customers, especially compared to 12 to 18 months earlier. These markets appear to be in a contraction due to the rapid change in the cost of crude oil. The timing of the recovery is uncertain and will depend upon the future price of crude oil which is currently depressed. Within the nuclear utility market, demand is affected by investment in maintenance, repair, life extension and nuclear regulatory mandated investment along with global investment in new capacity. We continue to view this market as providing steady growth. Our naval nuclear propulsion market has demand tied to surface and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.

Our long term perspective for oil refining and chemical markets remains optimistic notwithstanding the severity of the current downturn in these markets. Long-term demand drivers are unchanged, such as, increasing global energy demand, rising population growth and expanding middle class in emerging markets. Our strategy is to continue to invest in our capabilities and capacity to expand market share in the oil refining and chemical industry markets.

We believe the long-term outlook in our key markets supports our strategy to organically double our business over the next cycle. New order levels are anticipated to remain volatile, resulting in both relatively strong and weak periods. As the chart below indicates, quarterly orders can vary significantly.

We believe that looking at our order level in any one or two quarters does not provide an accurate indication of our future expectations or performance. Rather, we believe that looking at our orders and backlog over a trailing twelve month period provides a better measure of our business. Our quarterly order levels and trailing twelve month order levels for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, are set forth in the table below.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2015	2014	2013
Net sales	$135,169	$102,218	$104,973
Net income	$14,735	$10,145	$11,148
Diluted income per share	$1.45	$1.00	$1.11
Total assets	$154,654	$141,634	$126,733

Fiscal 2015 Compared with Fiscal 2014

Sales for fiscal 2015 were $135,169, up $32,951 or 32%, as compared with sales of $102,218 for fiscal 2014. Domestic sales were $86,399 or 64% of total sales, up from $63,850 or 62% of total sales in fiscal 2014. Domestic sales increased $22,549, or 35%, compared with fiscal 2014 driven principally by new capacity investment in the U.S. chemical industry. International sales accounted for $48,770 or 36% of total sales for fiscal 2015, up from $38,368, or 38%, of total sales in fiscal 2014. International sales increased $10,402, or 27%, compared with fiscal 2014. By market, sales for fiscal 2015 were 32% to the refining industry, down from 35% in fiscal 2014, 35% to the chemical and petrochemical industries, up from 24% in fiscal 2014, 15% to the power markets, down from 23% in fiscal 2014, and 18% to other industrial applications, including the U.S. Navy, the same as in fiscal 2014.

Our gross margin for fiscal 2015 was 30.9% compared with 31.1% for fiscal 2014. Leverage from 33% greater revenue in 2015 versus 2014 was muted by lower pricing for certain orders and the extent of subcontracting that was required due to timing of customer requirements and near-term capacity limitations. Gross profit for fiscal 2015 increased $9,992, or 31% compared with fiscal 2014 due to higher sales volume.

Selling, general and administrative, or SG&A, expense for fiscal 2015 was $18,512, up 8% or $1,317, compared with $17,195 in fiscal 2014. However, SG&A as a percentage of sales in fiscal 2015 was 13.7% of sales compared with 16.8% of sales in fiscal 2014.

We incurred a pre-tax restructuring charge of $1,718 ($1,164 after tax) for severance costs related to largely a voluntary early retirement program we offered in the fourth quarter of fiscal 2015 and to certain involuntary headcount reductions which occurred in the same quarter. Our reduction in headcount was approximately 10% of our global workforce. Approximately 20% of the headcount reductions occurred in the fourth quarter of fiscal 2015. The remaining headcount reductions will occur in the first four months of fiscal 2016. The expected annual savings from these reductions is expected to be $3,000, of which $2,000 will be realized in fiscal 2016.

Interest income for fiscal 2015 was $189, up from $94 in fiscal 2014. Interest expense for fiscal 2015 was $11 compared with $1 in fiscal 2014.

Our effective tax rate in fiscal 2015 was 32% compared with an effective tax rate of 31% for fiscal 2014.

Net income for fiscal 2015 and income per diluted share was $14,735 and $1.45, respectively.

Net income, excluding the impact of the restructuring charge, was $15,899 or $1.57 per diluted share, up 57% compared with $10,145 and $1.00, respectively, in fiscal 2014.

Fiscal 2014 Compared with Fiscal 2013

Sales for fiscal 2014 were $102,218, down $2,755 or 3%, as compared with sales of $104,973 for fiscal 2013. Domestic sales were $63,850, or 62%, of total sales, up from $55,695, or 53%, of total sales in fiscal 2013. Domestic sales increased $8,155, or 15% compared with fiscal 2013. International sales accounted for $38,368, or 38%, of total sales for fiscal 2014, down from $49,278, or 47%, of total sales in fiscal 2013. International sales decreased $10,910, or 22%, compared with fiscal 2013. By market, sales for fiscal 2014 were 35% to the refining industry, up from 34% in fiscal 2013, 24% to the chemical and petrochemical industries, the same as in fiscal 2013, 23% to the power markets, up from 22% in fiscal 2013, and 18% to other industrial applications, including the U.S. Navy, down from 20% in fiscal 2013.

Our gross margin for fiscal 2014 was 31.1% compared with 30.3% for fiscal 2013. Gross margins in fiscal 2014 increased compared with fiscal 2013, primarily due to an increase in higher margin, short cycle sales in the first half of fiscal 2014. Gross profit for fiscal 2014 decreased $10, compared with fiscal 2013 due to lower revenue offsetting the higher gross margin rate.

SG&A expense for fiscal 2014 was $17,195, up 4% or $635, compared with $16,560 in fiscal 2013. However, fiscal 2013 SG&A included the benefit of a $975 reversal of a reserve for the potential earn-out for year two following the Energy Steel acquisition. The earn-out for the second year, calendar year 2012, had been partly reserved for at the time of acquisition with the remaining charges added subsequent to the acquisition. However, due to lower order volume levels experienced in calendar year 2012 and project timing, the 2012 Energy Steel earn out criteria was not achieved. As a result, the reserve of $975 was adjusted to $0, and $975 was recorded as a reduction of SG&A expenses in the third quarter of fiscal 2013. Excluding the reserve adjustment, SG&A in fiscal 2013 would have been $17,535. Comparing fiscal 2014 SG&A to the adjusted number, SG&A in fiscal 2014 was down $340, or 2%.

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

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders’ equity on the dates indicated:

March 31, 2015	March 31, 2014	March 31, 2013
$116,551	$105,908	$92,995

Fiscal 2015 Compared with Fiscal 2014

Stockholders’ equity increased $10,643 or 10%, at March 31, 2015 compared with March 31, 2014. This increase was primarily due to net income earned in fiscal 2015.

On March 31, 2015, our net book value per share was $11.50, up 10% over March 31, 2014.

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

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2015	2014
Cash and investments	$60,271	$61,146
Working capital(1)	81,367	71,346
Working capital ratio(2)	3.7	3.7

(1)	Working capital equals current assets minus current liabilities.

(2)	Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to measure our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2015 was $6,279, compared with $15,230 for fiscal 2014. Increases in net income, accounts payable and accrued compensation were more than offset by increases in accounts receivable and unbilled revenue. The latter items are timing-related due to strong sales levels in the second half of fiscal 2015.

Capital spending in fiscal 2015 was $5,300, compared with $5,263 in fiscal 2014. The capital expansion at our Batavia, NY manufacturing facility, which started in the middle of fiscal 2014, was completed in the middle of fiscal 2015. This expansion was to support our growth strategies in refining, petrochemical and U.S. Navy. Approximately 65% of our capital in the past two fiscal years was to support this expansion. Capital expenditures in fiscal 2015 were approximately 90% for facilities along with machinery and equipment and the remaining 10% for all other items. Approximately eighty percent of our capital spending was for the expansion noted above and productivity improvements. The balance of capital spending was primarily to upgrade existing equipment.

Cash and investments were $60,271 on March 31, 2015 compared with $61,146 on March 31, 2014, down $875 or 1%.

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

Capital expenditures for fiscal 2016 are expected to be between approximately $2,000 and $2,500. Approximately 90% of our fiscal 2016 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for information technology and other items.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the Bank of America agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. We also have a $5,000 unsecured line of credit with HSBC, N.A. Letters of credit outstanding under our credit facilities on March 31, 2015 and 2014 were $10,903 and $15,473, respectively. There were no other amounts outstanding on either of our credit facilities at March 31, 2015 and 2014. Our borrowing rate for our Bank of America facility as of March 31, 2015 was the bank’s prime rate, or 3.25%. Availability under the Bank of America and HSBC lines of credit were $14,842 and $4,255, respectively, at March 31, 2015. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Contractual Obligations

As of March 31, 2015, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$176	$68	$74	$34	$—
Operating leases(1)	589	405	169	15	—
Pension and postretirement benefits(2)	92	92	—	—	—
Accrued compensation	1,876	1,752	124	—	—
Accrued pension liability	341	26	52	52	211

Total	$3,074	$2,343	$419	$101	$211

(1)	For additional information, see Note 6 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)

Amounts represent anticipated contributions during fiscal 2015 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees. On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees. Benefits payable to retirees of record on April 1, 2003 remained unchanged. We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated. No contributions are expected to be made to our defined benefit pension plan for fiscal 2016.

Orders and Backlog

Orders in fiscal 2015 increased 7% to $136,533 from $128,152 in fiscal 2014, net of $5,895 that was booked in the first part of fiscal 2015 and subsequently cancelled during the fourth quarter of fiscal 2015. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy described in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 67%, or $92,115, and international orders were 33%, or $44,418, of our total orders in fiscal 2015. This compared to domestic orders of $92,838, or 72%, of total orders, and international orders of $35,314, or 28%, of our total orders in fiscal 2014. Domestic orders decreased by $723, or 1%, due to lower demand in the petrochemical processing industries offset by a large increase in U.S. Navy orders. International orders increased by $9,104, or 26%, due to a large increase in orders from Canada, partially offset by lower orders in the Middle East and Central and South America.

Backlog was $113,811 at March 31, 2015, up 2% compared with $112,108 at March 31, 2014. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Approximately 45% to 50% of orders currently in our backlog are expected to be converted to sales within one year and 40% to 45% beyond two years. The majority of these orders are for the U.S. Navy, with an additional $10,000 of projects which had been expected to convert to revenue in fiscal 2016 and are now expected to convert in fiscal 2017 due to delays requested by our customers. At March 31, 2015, approximately 24% of our backlog was attributed to equipment for refinery project work, 15% for chemical and petrochemical projects, 9% for power, including nuclear energy, 48% for U.S. Navy projects and 4% for other industrial or commercial applications. At March 31, 2014, approximately 26% of our backlog was for refinery project work, 28% for chemical and petrochemical projects, 16% for power, including nuclear energy, 25% for U.S. Navy projects and 5% for other industrial or commercial applications. At March 31, 2015, although we had no projects on hold, we have $10,000 of projects that have been delayed until fiscal 2017. We had two projects for $5,895 cancelled in fiscal 2015, both of which were won and cancelled within fiscal 2015.

Strategy and Outlook

The dramatic drop in oil prices during the second half of calendar 2014 has affected the recovery in the refinery and petrochemical markets that we experienced in our orders in fiscal 2014 and the first half of fiscal 2015. The U.S. petrochemical market was very strong in fiscal 2014 and the broader global refining and petrochemical markets began to improve at the start of fiscal 2015. Our pipeline has abruptly slowed as our customers have begun to decrease their capital spending in reaction to lower oil prices. Fiscal 2016 is expected to be weaker than fiscal 2015; however, the expected duration of this downturn is uncertain. We continue to believe in the long-term strength of the energy markets. Coupled with our diversification strategy with the U.S. Navy and into the power market, we believe this long term strength will support our strategy to double the size of our business when the energy markets recover. We have invested to gain capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets. We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

In reaction to the slowdown in the energy markets, in the fourth quarter of fiscal 2015 we implemented a cost reduction program that included a voluntary early retirement program as well as additional headcount reductions. The impact of this restructuring program was to reduce our headcount by 10% and eliminate $3,000 in annual costs. The cost reductions will be fully implemented by the second quarter of fiscal 2016.

We implemented a prudent cost reduction plan to balance near-term reduction in revenue, retaining capabilities, competencies and capacity to expand revenue quickly, when our oil refining and chemical industry markets return to stronger capital spending activity.

Our orders in fiscal 2015 were at a record level. However, approximately 35-40% of those new orders will have no revenue conversion in fiscal 2016. The orders which will convert beyond fiscal 2016 are a combination of U.S. Navy orders, which have a long conversion cycle, as well as certain commercial orders whose conversion has been delayed by our customers.

We expect revenue to be approximately $95,000 to $105,000 in fiscal 2016, a decrease when compared with fiscal 2015. Along with the new orders noted above, which will not convert until after fiscal 2016, we also have existing U. S. Navy orders which have a multi-year conversion period. Therefore, we project that approximately 45% to 50% of our March 31, 2015 backlog to convert to sales in fiscal 2016.

We expect gross profit margin in fiscal 2016 to be in the 26% to 28% range, down from 30.9% in fiscal 2015. While order pricing in fiscal 2015 was improved compared with fiscal 2014, we expect pricing pressure to occur in fiscal 2016. In addition, with the lower revenue expectations in fiscal 2016, our production facility utilization and production overhead absorption will decrease which in turn will put further pressure on gross profit margins.

SG&A spending during fiscal 2016 is expected to be between 17% and 18% of sales. Our effective tax rate during fiscal 2016 is expected to be between 32% and 33%.

Cash flow in fiscal 2016 is expected to be strong as the build-up of accounts receivable and unbilled revenue which occurred in the latter portion of fiscal 2015 is converted to cash.

We continue to believe that the long term outlook for the energy markets is strong. We will continue to look toward future growth while being mindful of near term profitability, given short-term challenges.

Contingencies and Commitments

We have been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims. The claims are similar to previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for immaterial amounts.

As of March 31, 2015, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits to which we are a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Revenue Recognition.    We recognize revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of our revenue is recognized under this methodology. The percentage-of-completion method is determined by comparing actual labor incurred as of a specific date to our estimate of the total labor to be incurred on each contract or completion of operational milestones assigned to each contract. Contracts in progress are reviewed monthly, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated material and labor costs at completion. Losses on contracts are recognized immediately, when evident to management.

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

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue under the percentage-of-completion method, fair value estimates of identifiable tangible and intangible assets acquired in business combinations, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2015 was 4.46% for our defined benefit pension plan and 3.59% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2015 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $206 and $0, respectively.

The expected return on plan assets assumption of 8.0% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2015 net periodic pension expense by approximately $190.

Prior to fiscal 2015, the mortality assumption used in accounting for our pension plan was based upon the RP 2000 Mortality Table projected to 2015, weighted 50% blue collar for males and the RP 2000 combined Healthy Table for females projected to 2015. In fiscal 2015, we changed the mortality table used to the sex district RP 2014 dollar weighted annuitant and non-annuitant Mortality Table, projected to 2020 using scale MP-2014. The impact of this change was a $2,145 increase to our project benefit obligation.

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

In May 2014, the FASB issued guidance related to the accounting for revenue from contracts with customers. This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition. The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016; however, the FASB has proposed a one year delay in the effective date of this guidance. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows. See Note 1 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a description of the Company’s current revenue recognition policy. We do not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2015 or March 31, 2014, other than operating leases and letters of credit incurred in the ordinary course of business.

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

Foreign Currency

International consolidated sales for fiscal 2015 were 36% of total sales, down from 38% of sales in fiscal 2014. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of fiscal 2015, fiscal 2014, and fiscal 2013, all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of fiscal 2015, fiscal 2014 and fiscal 2013, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2015 or fiscal 2014, and as of March 31, 2015 and 2014, respectively, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, such as we are currently experiencing, we typically see depressed price levels. Moreover, the cost of metals and other materials used in our products have experienced significant volatility. Such factors, in addition to the global effects of the recent volatility and disruption of the capital and credit markets, have resulted in downward demand and pricing pressure on our products.

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. In fiscal 2015, we had two projects totaling $5,895 which were cancelled. Both of these orders were received in and cancelled within fiscal 2015. At March 31, 2015, we had no projects on hold. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Net sales	$135,169	$102,218	$104,973
Cost of products sold	93,365	70,406	73,151

Gross profit	41,804	31,812	31,822

Other expenses and income:
Selling, general and administrative	18,283	16,973	16,332
Selling, general and administrative — amortization	229	222	228
Restructuring charge	1,718	—	—
Interest income	(189)	(94)	(51)
Interest expense	11	1	(264)

Total other expenses and income	20,052	17,102	16,245

Income before provision for income taxes	21,752	14,710	15,577
Provision for income taxes	7,017	4,565	4,429

Net income	$14,735	$10,145	$11,148

Per share data
Basic:
Net income	$1.46	$1.01	$1.11

Diluted:
Net income	$1.45	$1.00	$1.11

Average common shares outstanding:
Basic	10,123	10,070	10,027
Diluted	10,143	10,104	10,051
Dividends declared per share	$.20	$.13	$.09

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2015	2014	2013
	(Amounts in thousands)
Net income	$14,735	$10,145	$11,148

Other comprehensive income:
Foreign currency translation adjustment	3	(7)	35
Defined benefit pension and other postretirement plans, net of income tax (benefit) provision, of $(1,802), $1,244, and $50 for the years ended March 31, 2015, 2014 and 2013, respectively	(3,294)	2,275	92

Total other comprehensive income	(3,291)	2,268	127

Total comprehensive income	$11,444	$12,413	$11,275

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$27,271	$32,146
Investments	33,000	29,000
Trade accounts receivable, net of allowances ($62 and $46 at March 31, 2015 and 2014, respectively)	17,249	10,339
Unbilled revenue	18,665	7,830
Inventories	13,994	16,518
Prepaid expenses and other current assets	529	457
Income taxes receivable	339	498
Deferred income tax asset	647	668

Total current assets	111,694	97,456

Property, plant and equipment, net	19,812	16,449
Prepaid pension asset	1,332	5,759
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,428	4,608
Other assets	150	124

Total assets	$154,654	$141,634

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$60	$80
Accounts payable	13,334	10,084
Accrued compensation	9,343	5,701
Accrued expenses and other current liabilities	3,247	2,233
Customer deposits	4,179	8,012
Deferred income tax liability	164	—

Total current liabilities	30,327	26,110
Capital lease obligations	98	136
Accrued compensation	124	158
Deferred income tax liability	6,363	8,197
Accrued pension liability	315	272
Accrued postretirement benefits	876	853

Total liabilities	38,103	35,726

Commitments and contingencies (Notes 6 and 15)

Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized
10,433 and 10,409 shares issued and 10,133 and 10,098 shares outstanding	1,043	1,041
Capital in excess of par value	21,398	20,274
Retained earnings	106,178	93,469
Accumulated other comprehensive loss	(9,056)	(5,765)
Treasury stock, (299 and 311 shares)	(3,012)	(3,111)

Total stockholders’ equity	116,551	105,908

Total liabilities and stockholders’ equity	$154,654	$141,634

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2015	2014	2013
	(Dollar amounts in thousands)
Operating activities:
Net income	$14,735	$10,145	$11,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,079	1,977	1,851
Amortization	229	222	228
Amortization of unrecognized prior service cost and actuarial losses	514	886	893
Discount accretion on investments	—	(8)	(15)
Stock-based compensation expense	653	639	576
Loss on disposal or sale of property, plant and equipment	14	223	85
Deferred income taxes	157	(1,011)	(2,357)
(Increase) decrease in operating assets:
Accounts receivable	(6,910)	(1,001)	2,264
Unbilled revenue	(10,835)	5,318	(415)
Inventories	2,525	(5,161)	(5,311)
Income taxes receivable/payable	158	2,137	1,845
Prepaid expenses and other current and non-current assets	(152)	185	(300)
Prepaid pension asset	(1,108)	(793)	(767)
Increase (decrease) in operating liabilities:
Accounts payable	3,115	595	2,957
Accrued compensation, accrued expenses and other current and non-current liabilities	4,981	28	59
Customer deposits	(3,834)	1,009	(255)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(42)	(160)	(54)

Net cash provided by operating activities	6,279	15,230	12,432

Investing activities:
Purchase of property, plant and equipment	(5,300)	(5,263)	(1,655)
Proceeds from disposal of property, plant and equipment	1	32	37
Purchase of investments	(50,000)	(109,494)	(83,984)
Redemption of investments at maturity	46,000	108,000	73,000

Net cash used by investing activities	(9,299)	(6,725)	(12,602)

Financing activities:
Principal repayments on capital lease obligations	(80)	(88)	(85)
Issuance of common stock	47	581	83
Dividends paid	(2,026)	(1,308)	(899)
Excess tax deduction on stock awards	200	271	43

Net cash used by financing activities	(1,859)	(544)	(858)

Effect of exchange rate changes on cash	4	(9)	33

Net (decrease) increase in cash and cash equivalents	(4,875)	7,952	(995)
Cash and cash equivalents at beginning of year	32,146	24,194	25,189

Cash and cash equivalents at end of year	$27,271	$32,146	$24,194

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended March 31, 2015, 2014 and 2013

(Dollar and share amounts in thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Stockholders’ Equity
	Shares	Par Value
Balance at April 1, 2012	10,297	$1,030	$17,745	$74,383	$(8,160)	$(3,378)	$81,620
Comprehensive income				11,148	127		11,275
Issuance of shares	34	3	80				83
Stock award tax benefit			43				43
Dividends				(899)			(899)
Recognition of equity-based compensation expense			576				576
Issuance of treasury stock			152			145	297

Balance at March 31, 2013	10,331	1,033	18,596	84,632	(8,033)	(3,233)	92,995
Comprehensive income				10,145	2,268		12,413
Issuance of shares	78	8	573				581
Stock award tax benefit			271				271
Dividends				(1,308)			(1,308)
Recognition of equity-based compensation expense			639				639
Issuance of treasury stock			195			122	317

Balance at March 31, 2014	10,409	1,041	20,274	93,469	(5,765)	(3,111)	105,908
Comprehensive income				14,735	(3,291)		11,444
Issuance of shares	24	2	45				47
Stock award tax benefit			200				200
Dividends				(2,026)			(2,026)
Recognition of equity-based compensation expense			653				653
Issuance of treasury stock			226			99	325

Balance at March 31, 2015	10,433	$1,043	$21,398	$106,178	$(9,056)	$(3,012)	$116,551

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2015, 2014 and 2013

(Amounts in thousands, except per share data)

Note 1 — The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the Company), is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries. Energy Steel & Supply Co. (“Energy Steel”), a wholly-owned subsidiary, is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear industry. The Company’s significant accounting policies are set forth below.

The Company’s fiscal years ended March 31, 2015, 2014 and 2013 are referred to as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

Revenue recognition

Percentage-of-Completion Method

The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The Company has established the systems and procedures essential to developing the estimates required to account for contracts using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract or completion of operational milestones assigned to each contract.

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

Receivables billed but not paid under retainage provisions in its customer contracts were $1,751 and $901 at March 31, 2015 and 2014, respectively.

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

Investments

Investments consist of certificates of deposits with financial institutions and fixed-income debt securities issued by the U.S. Treasury. All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at March 31, 2015 are scheduled to mature on or before February 10, 2016.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2015 and 2014 is as follows:

	March 31,
	2015	2014
Costs incurred since inception on contracts in progress	$64,912	$42,019
Estimated earnings since inception on contracts in progress	16,067	10,208

	80,979	52,227
Less billings to date	69,636	57,489

Net under (over) billings	$11,343	$(5,262)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2015 and 2014 or Notes to Consolidated Financial Statements:

	March 31,
	2015	2014
Unbilled revenue	$18,665	$7,830
Progress payments reducing inventory (Note 2)	(3,143)	(5,080)
Customer deposits	(4,179)	(8,012)

Net under (over) billings	$11,343	$(5,262)

Property, plant, equipment, depreciation and amortization

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

Intangible assets

Acquired intangible assets other than goodwill consist of permits, customer relationships, and tradenames. The Company amortizes its definite-lived intangible assets on a straight-line basis over their estimated useful lives. The estimated useful life is fifteen years for customer relationships. All other intangibles have indefinite lives and are not amortized.

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

Goodwill and intangible assets with indefinite lives are tested annually for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows. Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,585, $3,436 and $3,579 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Research and development costs are included in the line item “Cost of goods sold” in the Consolidated Statements of Operations.

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

Stock repurchase program

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program, up to $18,000 of the Company’s common stock is permitted to be repurchased by the Company from time to time either in the open market or through privately negotiated transactions.

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

	Year ended March 31,
	2015	2014	2013
Basic income per share:
Numerator:
Net income	$14,735	$10,145	$11,148

Denominator:
Weighted common shares outstanding	10,123	10,056	9,984
Share equivalent units (“SEUs”) outstanding	—	14	43

Weighted average common shares and SEUs outstanding	10,123	10,070	10,027

Basic income per share	$1.46	$1.01	$1.11

Diluted income per share:
Numerator:
Net income	$14,735	$10,145	$11,148

Denominator:
Weighted average common shares and SEUs outstanding	10,123	10,070	10,027
Stock options outstanding	20	34	24

Weighted average common and potential common shares outstanding	10,143	10,104	10,051

Diluted income per share	$1.45	$1.00	$1.11

There were 12, 2 and 14 options to purchase shares of common stock at various exercise prices in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $11 in fiscal 2015, $12 in fiscal 2014, and $59 in fiscal 2013. In addition, income taxes paid were $6,491 in fiscal 2015, $3,302 in fiscal 2014, and $4,064 in fiscal 2013.

In fiscal 2015, fiscal 2014, and fiscal 2013, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $3,294, $(2,275) and $(92), respectively. Also, in fiscal 2015, fiscal 2014 and fiscal 2013, non-cash activities included the issuance of treasury stock valued at $325, $317 and $297, respectively, to the Company’s Employee Stock Purchase Plan (See Note 11).

At March 31, 2015, 2014, and 2013, there were $174, $40, and $142, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Consolidated Statements of Cash Flows. In fiscal 2015, fiscal 2014 and fiscal 2013, capital expenditures totaling $22, $90 and $11, respectively, were financed through the issuance of capital leases.

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

In May 2014, the FASB issued guidance related to the accounting for revenue from contracts with customers. This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition. The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016; however, the FASB has proposed a one year delay in the effective date of this guidance. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows. See Note 1 for a description of the Company’s current revenue recognition policy.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Note 2 — Inventories:

Major classifications of inventories are as follows:

	March 31,
	2015	2014
Raw materials and supplies	$2,763	$3,185
Work in process	13,685	17,767
Finished products	689	646

	17,137	21,598
Less — progress payments	3,143	5,080

	$13,994	$16,518

Note 3 — Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2015	2014
Land	$210	$210
Buildings and leasehold improvements	18,682	13,249
Machinery and equipment	27,749	24,904
Construction in progress	70	3,025

	46,711	41,388
Less — accumulated depreciation and amortization	26,899	24,939

	$19,812	$16,449

Depreciation expense in fiscal 2015, fiscal 2014, and fiscal 2013 was $2,079, $1,977, and $1,851, respectively.

Note 4 — Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2015
Intangibles subject to amortization:
Customer relationships	$2,700	$772	$1,928

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

At March 31, 2014
Intangibles subject to amortization:
Customer relationships	$2,700	$592	$2,108

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500

	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense was $180 in each of fiscal 2015, fiscal 2014 and fiscal 2013. As of March 31, 2015, amortization expense is estimated to be $180 in each of the fiscal years ending March 31, 2016, 2017, 2018, 2019 and 2020.

There was no change in goodwill during fiscal 2015 or fiscal 2014. Goodwill was $6,938 at March 31, 2015 and 2014.

Note 5 — Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2015	2014
Balance at beginning of year	$308	$408
Expense for product warranties	930	125
Product warranty claims paid	(585)	(225)

Balance at end of year	$653	$308

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Note 6 — Leases:

The Company leases equipment and office space under various operating leases. Lease expense applicable to operating leases was $596, $563 and $513 in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2015	2014
Machinery and equipment	$288	$457
Less accumulated amortization	135	240

	$153	$217

Amortization of machinery and equipment under capital leases amounted to $54, $72 and $84 in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, and is included in depreciation expense.

As of March 31, 2015, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2016	$405	$68
2017	117	40
2018	52	34
2019	15	29
2020	—	5

Total minimum lease payments	$589	176

Less — amount representing interest		18

Present value of net minimum lease payments		$158

Note 7 — Debt:

Short-Term Debt

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2015 and 2014.

On December 3, 2010, the Company entered into a revolving credit facility agreement that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option at any time up to a total of $50,000. There are no sublimits in the agreement with regard to borrowings, issuance of letters of credit or issuance of bank guarantees for the Company’s Chinese subsidiary. The agreement has a three year term, with two automatic one year extensions. The agreement was automatically extended for one year in December 2014 and December 2013.

At the Company’s option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus a margin. The margin is based upon the Company’s funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and may range from 2.00% to 1.00%. Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.375% and 0.200%, depending on the above ratio. The bank’s prime rate was 3.25% at March 31, 2015 and 2014.

Outstanding letters of credit under the agreement are subject to a fee of between 1.25% and 0.75%, depending on the Company’s ratio of funded debt to EBITDA. The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of 0.55% by securing outstanding letters of credit with cash and cash equivalents. At March 31, 2015, all outstanding letters of credit were secured by cash and cash equivalents. Availability under the line of credit was $14,842 at March 31, 2015.

Under the Company’s revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes (“EBIT”) to interest ratio, as defined in such credit facility, of 4.0 to 1.0. The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a funded debt to

EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0. The Company was in compliance with all such provisions as of and for the year ended March 31, 2015. Assets with a book value of $111,325 have been pledged to secure borrowings under the credit facility.

On March 24, 2014, the Company entered into a letter of credit facility agreement to further support its international operations. The agreement provides a $5,000 line of credit to be used for the issuance of letters of credit. Under the agreement, the Company incurs an annual facility fee of 0.375% of the maximum amount available under the facility and outstanding letters of credit are subject to a fee of between 1.25% and 0.75%, depending on the Company’s ratio of funded debt to EBITDA, as defined in such credit facility. The facility requires the Company to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum EBIT to interest ratio, as defined in such credit facility, of 4.0 to 1.0. Availability under the letter of credit facility was $4,255 at March 31, 2015.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2015	2014
Capital lease obligations (Note 6)	$158	$216
Less: current amounts	60	80

Total	$98	$136

With the exception of capital leases, there are no long-term debt payment requirements over the next five years as of March 31, 2015.

Note 8 — Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. At March 31, 2015 and 2014, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2015 and 2014, the Company was contingently liable on outstanding standby letters of credit aggregating $10,903 and $15,473, respectively. See Note 7.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates. In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates. The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions. If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation. At March 31, 2015 and 2014, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:    The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:    The fair value of investments at March 31, 2015 and 2014 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 9 — Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year ended March 31,
	2015	2014	2013
United States	$20,799	$14,127	$14,597
China	953	583	980

	$21,752	$14,710	$15,577

The provision for income taxes related to income before income taxes consists of:

	Year ended March 31,
	2015	2014	2013
Current:
Federal	$6,616	$5,146	$6,721
State	165	68	65
Foreign	79	362	—

	6,860	5,576	6,786

Deferred:
Federal	(46)	(761)	(2,538)
State	(184)	(184)	(223)
Foreign	173	(240)	260
Changes in valuation allowance	214	174	144

	157	(1,011)	(2,357)

Total provision for income taxes	$7,017	$4,565	$4,429

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2015	2014	2013
Provision for income taxes at federal rate	$7,613	$5,149	$5,452
State taxes	(103)	(139)	(173)
Charges not deductible for income tax purposes	79	59	78
Recognition of tax benefit generated by qualified production activities deduction	(382)	(403)	(417)
Research and development tax credits	(180)	(80)	(307)
Valuation allowance	214	174	144
Uncertain tax positions	—	(134)	90
Contingent earn-out	—	—	(326)
Other	(224)	(61)	(112)

Provision for income taxes	$7,017	$4,565	$4,429

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax liability follows:

	March 31,
	2015	2014
Depreciation	$(2,196)	$(2,207)
Accrued compensation	881	201
Prepaid pension asset	(465)	(2,026)
Accrued pension liability	121	105
Accrued postretirement benefits	342	336
Compensated absences	629	584
Inventories	(1,042)	(101)
Warranty liability	231	109
Accrued expenses	313	329
Stock-based compensation	500	419
Intangible assets	(5,230)	(5,294)
New York State investment tax credit	952	738
Other	40	24

	(4,924)	(6,783)
Less: Valuation allowance	(952)	(738)

Total	$(5,876)	$(7,521)

The net deferred income tax liability is presented in the Consolidated Balance Sheets as follows:

	March 31,
	2015	2014
Current deferred income tax asset	$647	$668
Long-term deferred income tax asset	4	8
Current deferred income tax liability	(164)	—
Long-term deferred income tax liability	(6,363)	(8,197)

	$(5,876)	$(7,521)

Deferred income taxes include the impact of state investment tax credits of $344, which expire from 2015 to 2029 and state investment tax credits of $608, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2015 and 2014 related to certain state investment tax credits would not be realized, and recorded a valuation allowance of $952 and $738, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for tax years 2013 through 2014 and examination in state tax jurisdictions for tax years 2010 through 2014. The Company is subject to examination in the People’s Republic of China for tax years 2012 through 2014. The liability for unrecognized tax benefits was $0 at each of March 31, 2015 and 2014.

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

The components of pension cost are:

	Year ended March 31,
	2015	2014	2013
Service cost during the period	$546	$576	$544
Interest cost on projected benefit obligation	1,434	1,359	1,427
Expected return on assets	(3,033)	(2,728)	(2,738)
Amortization of:
Unrecognized prior service cost	4	4	4
Actuarial loss	580	1,002	1,011

Net pension (benefit) cost	$(469)	$213	$248

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2015	2014	2013
Discount rate	4.46%	4.28%	4.76%
Rate of increase in compensation levels	3.00%	3.00%	3.50%
Long-term rate of return on plan assets	8.00%	8.00%	8.50%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2016.

Changes in the Company’s benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2015	2014
Change in the benefit obligation
Projected benefit obligation at beginning of year	$32,789	$32,278
Service cost	442	472
Interest cost	1,434	1,359
Actuarial loss (gain)	5,573	(226)
Benefit payments	(1,186)	(1,094)

Projected benefit obligation at end of year	$39,052	$32,789

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2015	2014
Discount rate	3.74%	4.46%
Rate of increase in compensation levels	3.00%	3.00%

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$38,548	$34,627
Employer contribution	55	—
Actual return on plan assets	2,967	5,015
Benefit and administrative expense payments	(1,186)	(1,094)

Fair value of plan assets at end of year	$40,384	$38,548

Funded status
Funded status at end of year	$1,332	$5,759

Amount recognized in the Consolidated Balance Sheets	$1,332	$5,759

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. In fiscal 2015, the mortality assumption changed from the RP 2000 Mortality Table, projected to 2015 and weighted 50% blue collar for males and the RP 2000 Combined Healthy Table for females projected to 2015 to the sex district RP 2014 dollar weighted annuitant and non-annuitant Mortality Table projected to 2020 using scale MP-2014. This change resulted in an increase to the projected benefit obligation of approximately $2,145. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2015 and 2014 was $33,998 and $28,254, respectively. At March 31, 2015 and 2014, the pension plan was fully funded on an accumulated benefit obligation and projected benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2015	2014
Net actuarial loss	$9,141	$5,939
Prior service cost	—	2

	$9,141	$5,941

The increase (decrease) in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2015	2014
Net actuarial loss (gain) arising during the year	$3,578	$(1,692)
Amortization of actuarial loss	(375)	(647)
Amortization of prior service cost	(3)	(3)

	$3,200	$(2,342)

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2016 are $1,174 and $0, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2016	$1,263
2017	1,370
2018	1,467
2019	1,495
2020	1,635
2021-2025	9,128

Total	$16,358

The weighted average asset allocation of the plan assets by asset category is as follows:

	Target Allocation	March 31,
		2015	2014
Asset Category
Equity securities	50-70%	66%	66%
Debt securities	20-50%	34%	34%
Other, including cash	0-10%	—%	—%

		100%	100%

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

The fair values of the Company’s pension plan assets at March 31, 2015 and 2014, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$126	$126	$—	$—
Equity securities:
U.S. companies	21,586	21,586	—	—
International companies	4,854	4,854	—	—
Fixed income:
Corporate bond funds
Intermediate-term	11,109	11,109	—	—
Short-term	2,709	2,709	—	—

	$40,384	$40,384	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$122	$122	$—	$—
Equity securities:
U.S. companies	20,396	20,396	—	—
International companies	4,905	4,905	—	—
Fixed income:
Corporate bond funds
Intermediate-term	10,507	10,507	—	—
Short-term	2,618	2,618	—	—

	$38,548	$38,548	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2015, fiscal 2014 and fiscal 2013 was $294, $257 and $204, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2015, fiscal 2014, and fiscal 2013 related to this plan was $70, $70 and $24, respectively. At March 31, 2015 and 2014, the related liability was $341 and $298, respectively. The current portion of the related liability of $26 and $26 at March 31, 2015 and 2014, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees. The Company provides matching contributions equal to 100% of the first 3% of an employee’s salary deferral and 50% of the next 2% percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $940 in fiscal 2015, $831 in fiscal 2014 and $753 in fiscal 2013.

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

The components of postretirement benefit income are:

	Year ended March 31,
	2015	2014	2013
Interest cost on accumulated benefit obligation	$31	$33	$39
Amortization of prior service benefit	(106)	(166)	(166)
Amortization of actuarial loss	35	46	44

Net postretirement benefit income	$(40)	$(87)	$(83)

The weighted average discount rate used to develop the net postretirement benefit cost were 3.59%, 3.26% and 3.96% in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Changes in the Company’s benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2015	2014
Change in the benefit obligation
Projected benefit obligation at beginning of year	$951	$1,030
Interest cost	31	33
Actuarial loss (gain)	75	(16)
Benefit payments	(89)	(96)

Projected benefit obligation at end of year	$968	$951

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2015	2014
Discount rate	3.11%	3.59%
Medical care cost trend rate	8.00%	8.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2021 and subsequent years. This was accomplished using .5% decrements for the years ended March 31, 2015 through 2021.

	Year ended March 31,
	2015	2014
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	89	96
Benefit payments	(89)	(96)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(968)	$(951)

Amount recognized in the Consolidated Balance Sheets	$(968)	$(951)

The current portion of the accrued postretirement benefit obligation of $92 and $98, at March 31, 2015 and 2014, respectively, is included in the caption “Accrued Compensation” and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2015	2014
Net actuarial loss	$321	$295
Prior service cost	—	(68)

	$321	$227

The increase (decrease) in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2015	2014
Net actuarial loss (gain) arising during the year	$48	$(10)
Amortization of actuarial loss	(23)	(30)
Amortization of prior service cost	69	107

	$94	$67

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net postretirement benefit income in fiscal 2016 are $38 and $0, respectively.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2016	$92
2017	89
2018	86
2019	82
2020	78
2021-2025	331

Total	$758

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees in the U.S. There were 233 and 252 shares in the ESOP at March 31, 2015 and 2014, respectively. There were no Company contributions to the ESOP in fiscal 2015, fiscal 2014 or fiscal 2013. Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage per employee of $1,000. The Company also has total plan annual maximum aggregate stop loss coverage of $3,738. The liability of $446 and $221 on March 31, 2015 and 2014, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued Compensation” in the Consolidated Balance Sheets.

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

During fiscal 2013, 49 stock options with a term of ten years from the date of grant were awarded to officers and key employees. No stock options were awarded in fiscal 2015 and fiscal 2014. The stock option awards granted in fiscal 2013 vest 33 1/3% per year over a three-year term. The Company has elected to use the straight-line method to recognize compensation costs related to such awards.

In fiscal 2015, fiscal 2014 and fiscal 2013, 30, 32 and 26 shares, respectively, of restricted stock were awarded. Restricted shares of 12, 14 and 18 granted to officers in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 11 and 12 granted to officers and key employees in fiscal 2015 and fiscal 2014, respectively, vest 33 1/3% per year over a three-year term. The restricted shares granted to directors of 7, 6 and 8 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, vest 100% on the anniversary of the grant date. The Company recognizes compensation cost over the period the shares vest.

During fiscal 2015, fiscal 2014, and fiscal 2013, the Company recognized $598, $582, and $524, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $210, $205 and $184, respectively, of related tax benefits.

The weighted average fair value of options granted during fiscal 2013 was $4.97 using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year ended March 31,
2013
Expected life	3 years
Volatility	43.17%
Risk-free interest rate	.38%
Dividend yield	.38%

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

The Company received cash proceeds from the exercise of stock options of $47, $581 and $83 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company recognized a $197, $268 and $41, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company’s stock option awards during fiscal 2015, fiscal 2014 and fiscal 2013:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2012	114	$13.90
Granted	49	18.65
Exercised	(13)	6.35
Forfeited	(4)	18.65

Outstanding at March 31, 2013	146	16.04
Exercised	(52)	11.31
Forfeited	(1)	19.15

Outstanding at March 31, 2014	93	18.60
Exercised	(2)	19.66
Forfeited	(1)	18.65

Outstanding at March 31, 2015	90	18.57	5.31 years	$598

Vested or expected to vest at March 31, 2015	87	18.57	5.24 years	582

Exercisable at March 31, 2015	76	18.56	4.97 years	524

The following table summarizes information about stock options outstanding at March 31, 2015:

Exercise Price	Options Outstanding at March 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 6.90-7.98	9	$6.96	2.11
12.52-15.25	24	14.68	4.22
18.65-21.19	45	18.96	7.05
30.88-44.50	12	33.04	3.20

6.90-44.50	90	18.57	5.31

The total intrinsic value of the stock options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $32, $1,221 and $203, respectively. As of March 31, 2015, there was $1,055 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock. The Company expects to recognize this expense over a weighted average period of 1.44 years.

The outstanding options expire between June 2016 and May 2022. Options, stock awards and performance awards available for future grants were 403 at March 31, 2015.

The following table summarizes information about the Company’s restricted stock awards during fiscal 2015, fiscal 2014 and fiscal 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at March 31, 2012	49	19.11
Granted	26	18.65
Vested	(8)	22.02
Forfeited	(6)	19.19

Non-vested at March 31, 2013	61	18.51
Granted	32	24.00
Vested	(24)	17.20
Forfeited	(5)	15.81

Non-vested at March 31, 2014	64	21.93
Granted	30	28.36
Vested	(15)	23.04
Forfeited	(9)	21.56

Non-vested at March 31, 2015	70	24.47	$95

During fiscal 2014, the Company terminated its Long-Term Incentive Plan, which provided for awards of share equivalent units (“SEUs”) for outside directors based upon the Company’s performance. Upon termination, the final value of the share equivalent units was determined and the related share equivalent units were cancelled. The liability at March 31, 2015 and 2014 was $158 and $315, respectively. During fiscal 2015, $157 was paid to the participating directors and the remaining $158 will be paid in fiscal 2016.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. In fiscal 2015, fiscal 2014 and fiscal 2013, 12, 16 and 19 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company recognized stock-based compensation cost of $55, $57 and $52, respectively, related to the ESPP and $19, $20 and $19, respectively, of related tax benefits. The Company recognized a $3, $3 and $2 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Note 12 — Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2015 and fiscal 2014 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2013	$(8,443)	$410	$(8,033)

Other comprehensive income before reclassifications	1,702	(7)	1,695
Amounts reclassified from accumulated other comprehensive loss	573	—	573

Net current-period other comprehensive income	2,275	(7)	2,268

Balance at March 31, 2014	(6,168)	403	(5,765)

Other comprehensive income before reclassifications	(3,626)	3	(3,623)
Amounts reclassified from accumulated other comprehensive loss	332	—	332

Net current-period other comprehensive income	(3,294)	3	(3,291)

Balance at March 31, 2015	$(9,462)	$406	$(9,056)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2015
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$102	(1)
Amortization of actuarial loss	(616	)(1)

	(514)		Income before provision for income taxes
	(182)		Provision for income taxes

	$(332)		Net income

Year ended March 31, 2014
Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$162	(1)
Amortization of actuarial loss	(1,048	)(1)

	(886)		Income before provision for income taxes
	(313)		Provision for income taxes

	$(573)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

Net sales by product line for the following fiscal years are:

	Year ended March 31,
	2015	2014	2013
Heat transfer equipment	$58,224	$37,086	$43,764
Vacuum equipment	28,698	27,236	22,891
All other	48,247	37,896	38,318

Net sales	$135,169	$102,218	$104,973

The breakdown of net sales by geographic area for the following fiscal years is:

	Year ended March 31,
	2015	2014	2013
Net Sales:
Africa	$237	$152	$235
Asia	11,253	11,486	17,048
Australia & New Zealand	330	307	29
Canada	15,807	11,419	7,084
Central America	1,772	3,210	4,633
Europe	943	2,091	2,027
Mexico	407	728	89
Middle East	10,155	4,350	14,834
South America	7,866	4,625	3,299
U.S.	86,399	63,850	55,695

Net sales	$135,169	$102,218	$104,973

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Sudan, Iran, Cuba, North Korea or Syria.

There were no sales to a single customer that amounted to 10% or more of total consolidated net sales in fiscal 2015, fiscal 2014 or fiscal 2013.

Note 14 — Restructuring Charge:

In the fourth quarter of fiscal 2015, the Company eliminated certain director, management, office and manufacturing positions. As a result, a restructuring charge of $1,718 was recognized, which included severance costs. This charge is included in the caption “Other Expense” in the fiscal 2015 Consolidated Statement of Operations. A reconciliation of the changes in the restructuring reserve is as follows:

Year ended March 31, 2015
Balance at beginning of year	$—
Expense for restructuring	1,718
Amounts paid for restructuring	—

Balance at end of year	$1,718

The current portion of the liability of $1,594 at March 31, 2015 is included in the caption “Accrued Compensation” and the long-term portion of $124 is separately presented in the Consolidated Balance Sheet.

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

As of March 31, 2015, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits to which the Company is a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

Note 16 — Quarterly Financial Data (Unaudited):

A capsule summary of the Company’s unaudited quarterly results for fiscal 2015 and fiscal 2014 is presented below:

Year ended March 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
Net sales	$28,502	$35,566	$33,646	$37,455		$135,169
Gross profit	7,932	10,984	10,103	12,785		41,804
Net income	2,392	4,186	3,992	4,165	(1)	14,735	(1)
Per share:
Net income:
Basic	$.24	$.41	$.39	$.41		$1.46
Diluted	$.24	$.41	$.39	$.41		$1.45
Market price range of common stock	$26.20-34.88	$27.99-35.35	$26.06-34.65	$20.58-28.86		$20.58-35.35

Year ended March 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net sales	$28,256	$24,490	$23,385	$26,087	$102,218
Gross profit	10,015	8,289	6,090	7,418	31,812
Net income	3,808	2,589	1,431	2,317	10,145
Per share:
Net income:
Basic	$.38	$.26	$.14	$.23	$1.01
Diluted	$.38	$.26	$.14	$.23	$1.00
Market price range of common stock	$22.36-31.41	$30.26-38.96	$32.95-41.94	$30.23-37.23	$22.36-41.94

(1)	In the fourth quarter of fiscal 2015, the Company recognized a $1,718 restructuring charge. As a result, net income includes the restructuring charge, net of tax, of $1,164.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Rochester, New York

June 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2015. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2015 of the Company and our reports dated June 2, 2015 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Rochester, New York

June 2, 2015

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President — Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (“2013”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2015.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

On May 28, 2015, the Company’s Board of Directors amended and restated the Company’s Amended and Restated By-laws (the “By-laws”). The purpose of such amendment and restatement was to amend section 4.2 of the Company’s By-laws to provide that no person shall be elected to serve a term as a Director after his or her 75th birthday. Prior to such amendment and restatement a person serving as a Director could continue to serve as a Director after reaching the age of 75 provided he or she was first elected to the Board on or before October 30, 2002.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2015 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2015.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in our proxy statement for our 2015 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” contained in our proxy statement for our 2015 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2015

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	90	$18.57	403
Equity compensation plans not approved by security holders	—	—	—

Total	90	$18.57	403

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” contained in our proxy statement for our 2015 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in our proxy statement for our 2015 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and for each of the three years in the period ended March 31, 2015, and the Company’s internal control over financial reporting as of March 31, 2015, and have issued our reports thereon dated June 2, 2015; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Rochester, New York

June 2, 2015

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2015
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$46	$24	$—	$(8)	$62
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	$308	$930	$—	$(585)	$653
Reserves included in the balance sheet caption “accrued compensation”
Restructuring reserve	$—	$1,718	$—	$—	$1,718
Year ended March 31, 2014
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$19	$—	$(6)	$46
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	$408	$125	$—	$(225)	$308
Year ended March 31, 2013
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$43	$(10)	$—	$—	$33
Reserves included in the balance sheet caption “accrued expenses”
Product warranty liability	$215	$360	$—	$(167)	$408

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

3.1

Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

*3.2	Amended and Restated By-laws of Graham Corporation.

(10)	Material Contracts

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

#10.22	Compensation information regarding named executive officer base salaries previously filed on the Company’s Current Report on Form 8-K dated March 19, 2015 is incorporated herein by reference.

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

14.1

Graham Corporation Code of Business Conduct and Ethics, as amended and restated, is incorporated herein by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

GRAHAM CORPORATION

June 2, 2015	By:	/s/	JEFFREY F. GLAJCH
Jeffrey F. Glajch
Vice President-Finance & Administration, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/S/	JAMES R. LINES	President and Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2015
James R. Lines

/S/	JEFFREY F. GLAJCH	Vice President-Finance & Administration, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)	June 2, 2015
Jeffrey F. Glajch

/S/	JENNIFER R. CONDAME	Chief Accounting Officer (Principal Accounting Officer)	June 2, 2015
Jennifer R. Condame

/S/	JAMES J. BARBER	Director	June 2, 2015
James J. Barber

/S/	HELEN H. BERKELEY	Director	June 2, 2015
Helen H. Berkeley

/S/	ALAN FORTIER	Director	June 2, 2015
Alan Fortier

/S/	JAMES J. MALVASO	Director and Chairman of the Board	June 2, 2015
James J. Malvaso

/S/	GERARD T. MAZURKIEWICZ	Director	June 2, 2015
Gerard T. Mazurkiewicz

Signature

/S/	JONATHAN W. PAINTER	Director	June 2, 2015
Jonathan W. Painter

/S/	LISA M. SCHNORR	Director	June 2, 2015
Lisa M. Schnorr

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2015

GRAHAM CORPORATION