Form 10-Q
period 2015-06-30
GRAHAM CORP
filed 2015-08-04
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐    No ☒

As of July 27, 2015, there were outstanding 10,111,730 shares of the registrant’s common stock, par value $ .10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2015 and March 31, 2015 and for the Three-Month Periods

Ended June 30, 2015 and 2014

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended June 30,

	2015	2014
	(Amounts in thousands, except per share data)

Net sales	$27,617	$28,502

Cost of products sold	19,580	20,570

Gross profit	8,037	7,932

Other expenses and income:
Selling, general and administrative	4,580	4,295
Selling, general and administrative - amortization	58	54
Interest income	(52)	(46)
Interest expense	3	3

Total other expenses and income	4,589	4,306

Income before provision for income taxes	3,448	3,626
Provision for income taxes	1,087	1,234

Net income	2,361	2,392

Retained earnings at beginning of period	106,178	93,469
Dividends	(813)	(405)

Retained earnings at end of period	$107,726	$95,456

Per share data
Basic:
Net income	$0.23	$0.24

Diluted:
Net income	$0.23	$0.24

Weighted average common shares outstanding:
Basic	10,148	10,105
Diluted	10,161	10,127

Dividends declared per share	$0.08	$0.04

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
	(Amounts in thousands)

Net income	$2,361	$2,392

Other comprehensive income:
Foreign currency translation adjustment	(1)	5
Defined benefit pension and other postretirement plans net of income tax of $107 and $46, for the three months ended June 30, 2015 and 2014, respectively	196	84

Total other comprehensive income	195	89

Total comprehensive income	$2,556	$2,481

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2015	2015
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$29,616	$27,271
Investments	33,000	33,000
Trade accounts receivable, net of allowances ($21 and $62 at June 30 and March 31, 2015, respectively)	15,547	17,249
Unbilled revenue	18,487	18,665
Inventories	11,710	13,994
Prepaid expenses and other current assets	985	529
Income taxes receivable	-	339
Deferred income tax asset	534	647

Total current assets	109,879	111,694

Property, plant and equipment, net	19,361	19,812
Prepaid pension asset	1,637	1,332
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,383	4,428
Other assets	144	150

Total assets	$152,642	$154,654

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$57	$60
Accounts payable	12,036	13,334
Accrued compensation	6,227	9,343
Accrued expenses and other current liabilities	4,079	3,247
Customer deposits	3,383	4,179
Income taxes payable	21	-
Deferred income tax liability	266	164

Total current liabilities	26,069	30,327

Capital lease obligations	86	98
Accrued compensation	10	124
Deferred income tax liability	6,644	6,363
Accrued pension liability	328	315
Accrued postretirement benefits	883	876

Total liabilities	34,020	38,103

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,469 and 10,433 shares issued and 10,169 and 10,133 shares outstanding	1,047	1,043
Capital in excess of par value	21,722	21,398
Retained earnings	107,726	106,178
Accumulated other comprehensive loss	(8,861)	(9,056)
Treasury stock, (299 shares)	(3,012)	(3,012)

Total stockholders’ equity	118,622	116,551

Total liabilities and stockholders’ equity	$152,642	$154,654

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net Income	$2,361	$2,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	563	520
Amortization	58	54
Amortization of unrecognized prior service cost and actuarial losses	303	130
Stock-based compensation expense	220	123
Deferred income taxes	390	(7)
(Increase) decrease in operating assets:
Accounts receivable	1,701	(1,958)
Unbilled revenue	177	196
Inventories	2,284	3,702
Prepaid expenses and other current and non-current assets	(462)	(487)
Prepaid pension asset	(305)	(320)
Increase (decrease) in operating liabilities:
Accounts payable	(1,145)	(3,015)
Accrued compensation, accrued expenses and other current and non-current liabilities	(2,284)	259
Customer deposits	(796)	502
Income taxes payable/receivable	361	1,236
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(95)	(138)

Net cash provided by operating activities	3,331	3,189

Investing activities:
Purchase of property, plant and equipment	(264)	(2,569)
Purchase of investments	(9,000)	(5,000)
Redemption of investments at maturity	9,000	19,000

Net cash (used) provided by investing activities	(264)	11,431

Financing activities:
Principal repayments on capital lease obligations	(15)	(21)
Issuance of common stock	96	29
Dividends paid	(813)	(405)
Excess tax benefit on stock awards	12	34

Net cash used by financing activities	(720)	(363)

Effect of exchange rate changes on cash	(2)	7

Net increase in cash and cash equivalents	2,345	14,264
Cash and cash equivalents at beginning of year	27,271	32,146

Cash and cash equivalents at end of period	$29,616	$46,410

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include its (i) wholly-owned foreign subsidiary located in Suzhou, China and (ii) wholly-owned domestic subsidiary located in Lapeer, Michigan. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2015 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2015. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“fiscal 2015”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.

The Company’s results of operations and cash flows for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2016 (“fiscal 2016”).

NOTE 2 – REVENUE RECOGNITION:

The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method. The majority of the Company’s revenue is recognized under this methodology. The Company has established the systems and procedures essential to developing the estimates required to account for contracts using the percentage-of-completion method. The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management’s estimate of the total labor to be incurred on each contract or completion of operational milestones assigned to each contract. Contracts in progress are reviewed monthly by management, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion. Losses on contracts are recognized immediately when evident to management.

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

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,315 and $1,751 at June 30, 2015 and March 31, 2015, respectively.

NOTE 3 – INVESTMENTS:

Investments consist solely of certificates of deposits with financial institutions. All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. Investments are stated at amortized cost which approximates fair value. All investments held by the Company at June 30, 2015 are scheduled to mature on or before May 11, 2016.

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

Major classifications of inventories are as follows:

	June 30, 2015	March 31, 2015

Raw materials and supplies	$2,592	$2,763
Work in process	10,678	13,685
Finished products	526	689

	13,796	17,137
Less - progress payments	2,086	3,143

Total	$11,710	$13,994

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2015
Intangibles subject to amortization:
Customer relationships	$2,700	$817	$1,883

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

At March 31, 2015
Intangibles subject to amortization:
Customer relationships	$2,700	$772	$1,928

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

Intangible assets are amortized on a straight line basis over the estimated useful lives. Intangible amortization expense for the three months ended June 30, 2015 and 2014 was $45 and $45, respectively. As of June 30, 2015, amortization expense is estimated to be $135 for the remainder of fiscal 2016 and $180 in each of the fiscal years ending March 31, 2017, 2018, 2019 and 2020.

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

Restricted stock awards granted in the three-month periods ended June 30, 2015 and 2014 were 34 and 28, respectively. Restricted shares of 15 and 12 granted to officers in fiscal 2016 and fiscal 2015, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 12 and 11 granted to officers and key employees in fiscal 2016 and fiscal 2015, respectively, vest 33 1⁄3% per year over a three-year term. Restricted shares of 7 and 5 granted to directors in fiscal 2016 and fiscal 2015, respectively, vest 100% on the first year anniversary of the grant date. There were no stock option awards granted in the three-month periods ended June 30, 2015 and 2014.

During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $206 and $106, respectively. The income tax benefit recognized related to stock-based compensation was $73 and $37 for the three months ended June 30, 2015 and 2014, respectively.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation costs of $14 and $17, respectively, related to the ESPP and $5 and $6, respectively, of related tax benefits.

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

	Three Months Ended June 30,
	2015	2014
Basic income per share
Numerator:
Net income	$2,361	$2,392

Denominator:
Weighted average common shares outstanding	10,148	10,105

Basic income per share	$.23	$.24

Diluted income per share
Numerator:
Net income	$2,361	$2,392

Denominator:
Weighted average common shares outstanding	10,148	10,105
Stock options outstanding	13	22

Weighted average common and potential common shares outstanding	10,161	10,127

Diluted income per share	$.23	$.24

Options to purchase a total of 12 shares of common stock were outstanding at each of June 30, 2015 and 2014, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$653	$308
Expense for product warranties	91	97
Product warranty claims paid	(112)	(32)

Balance at end of period	$632	$373

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest paid was $3 for each of the three month periods ended June 30, 2015 and 2014. Income taxes paid (refunded) for the three months ended June 30, 2015 and 2014 were $324 and $(29), respectively.

During the three months ended June 30, 2015 and 2014, respectively, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $12 and $34, respectively, for such periods. This excess tax benefit has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At June 30, 2015 and 2014, respectively, there were $22 and $61 of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension benefit income are as follows:

	Three Months Ended June 30,
	2015	2014
Service cost	$131	$136
Interest cost	359	359
Expected return on assets	(795)	(758)
Amortization of:
Unrecognized prior service cost	-	1
Actuarial loss	293	145

Net pension benefit income	$(12)	$(117)

The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2015 and does not expect to make any contributions to the plan for the balance of fiscal 2016.

The components of the postretirement benefit cost (income) are as follows:

	Three Months Ended June 30,
	2015	2014
Service cost	$-	$-
Interest cost	7	8
Amortization of prior service benefit	-	(26)
Amortization of actuarial loss	10	10

Net postretirement benefit cost (income)	$17	$(8)

The Company paid no benefits related to its postretirement benefit plan during the three months ended June 30, 2015. The Company expects to pay benefits of approximately $92 for the balance of fiscal 2016.

The Company self-funds the medical insurance coverage provided to its U.S. based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The liability of $408 and $446 on June 30, 2015 and March 31, 2015, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrual Compensation” in the Condensed Consolidated Balance Sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in or accompanying products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims in the Company’s current lawsuits are similar to those made in previous asbestos suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of June 30, 2015, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2013 and 2014 and examination in state tax jurisdictions for the tax years 2010 through 2014. The Company is subject to examination in the People’s Republic of China for tax years 2012 through 2014.

There was no liability for unrecognized tax benefits at each of June 30, 2015 and March 31, 2015.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2015 and 2014 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2015	$(9,462)	$406	$(9,056)
Other comprehensive income before reclassifications	-	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	196	-	196

Net current-period other comprehensive income	196	(1)	195

Balance at June 30, 2015	$(9,266)	$405	$(8,861)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2014	$(6,168)	$403	$(5,765)
Other comprehensive income before reclassifications	-	5	5
Amounts reclassified from accumulated other comprehensive loss	84	-	84

Net current-period other comprehensive income	84	5	89

Balance at June 30, 2014	$(6,084)	$408	$(5,676)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended June 30,
	2015		2014
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$-		$25	(1)
Amortization of actuarial loss	(303	)(1)	(155	)(1)

	(303)		(130)		Income before provision for income taxes
	(107)		(46)		Provision for income taxes

	$(196)		$(84)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

In May 2014, the FASB issued guidance related to the accounting for revenue from contracts with customers. This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition. The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial position, results of operations and cash flows. See Note 2 for a description of the Company’s current revenue recognition policy.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Our energy markets include oil refining, cogeneration, nuclear and alternative power. For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy. Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible service and high quality standards. We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems. We are also a leading nuclear code accredited fabrication and specialty machining company. We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities. Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

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

Our current fiscal year (which we refer to as “fiscal 2016”) ends March 31, 2016.

Highlights

Highlights for the three months ended June 30, 2015 include:

•

Net sales for the first quarter of fiscal 2016 were $27,617, down 3% compared with $28,502 for the first quarter of the fiscal year ended March 31, 2015 (we refer to the fiscal year ended March 31, 2015 as “fiscal 2015”).

•	Net income and income per diluted share for the first quarter of fiscal 2016 were $2,361 and $0.23, comparable with $2,392 and $0.24, respectively, for the first quarter of fiscal 2015.

•	Orders booked in the first quarter of fiscal 2015 were $23,976, down 23% compared with the first quarter of fiscal 2015 when orders were $31,108.

•	Backlog was $110,074 at June 30, 2015, compared with $113,811 at March 31, 2015.

•	Gross profit margin and operating margin for the first quarter of fiscal 2016 was 29% and 12%, respectively, compared with 28% and 13%, respectively, for the first quarter of fiscal 2015.

•	Cash and short-term investments at June 30, 2015 were $62,616, up 4% compared with $60,271 at March 31, 2015.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal 2015.

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability expectations;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	political instability in regions in which our customers are located;

•	the effects of our growth and acquisition strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to maintain or expand nuclear work for the U.S. Navy;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

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

Current Market Conditions

Demand for our products and services to the oil refining and chemical industries depends on capital investment for new capacity, retrofit and debottlenecking projects and for planned or unplanned maintenance activity. The recent precipitous reduction in global crude oil prices, over the past year, has caused a significant slowdown in investment by our oil refining and chemical industry customers. These markets appear to be in a contraction due to this sustained lower price of crude oil. While there has been some reduction in the volatility in these markets recently, the timing of the recovery is uncertain and will depend upon the future price of crude oil.

Demand for our products and services in the nuclear utility market is affected by investment in maintenance, repair, life extension and nuclear regulatory mandated investment along with global investment in new capacity. We continue to believe the nuclear market provides an important opportunity for growth. Our naval nuclear propulsion market has demand tied to surface and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.

Our long term perspective for oil refining and chemical markets remains optimistic notwithstanding the severity of the current downturn in these markets. Long-term demand drivers are unchanged, such as increasing global energy demand, rising population growth, and expanding middle class in emerging markets. Our strategy is to continue to invest in our capabilities and capacity to expand market share in the oil refining, chemical, and nuclear markets, and our business with the U.S. Navy. For more information refer to the heading “Our Strategy” within Item 1 of our Annual Report on Form 10-K for fiscal 2015.

We believe the long-term outlook in our key markets supports our strategy to grow our business to over $200,000 across the next cycle. In the near term, new order levels are anticipated to remain volatile, resulting in both relatively strong and weak periods.

We believe that our backlog is a strong indicator of the long term strength of our business. To better view the expectations of the business over the next 12 months, the “backlog which converts within 12 months” is an excellent metric. While our backlog has been relatively consistent for the past eight quarters, the portion of it which converts over the next 12 months has declined in the past two quarters. This is a reflection of the continued strength of our overall backlog, which has seen an increase in long lead time orders, namely those from the U.S. Navy, but also the recent slowdown in the refining and chemical markets. The latter impact has adversely affected the expected conversion over the next 12 months, resulting in our lower guidance in fiscal 2016 compared with fiscal 2015.

The chart below shows our total backlog for the past 13 quarters, as well the portion expected to convert within the next 12 months.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,

	2015	2014

Net sales	$27,617	$28,502
Gross profit	$8,037	$7,932
Gross profit margin	29%	28%
SG&A expense (1)	$4,638	$4,349
SG&A as a percent of sales	17%	15%
Net income	$2,361	$2,392
Diluted income per share	$0.23	$0.24
Total assets	$152,642	$142,388
Total assets excluding cash, cash equivalents and investments	$90,026	$80,978

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The First Quarter of Fiscal 2016 Compared With the First Quarter of Fiscal 2015

Sales for the first quarter of fiscal 2016 were $27,617, a decrease of 3% from sales of $28,502 for the first quarter of fiscal 2015. The current quarter’s sales had greater volume from the refining market, offset by lower sales to the power market. Domestic sales in the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015 decreased $4,564, or 21%, while international sales year-over-year increased $3,679, or 59%, primarily as a result of higher sales to the Middle East and Asia. International sales accounted for 36% and 22% of total sales for the first quarter of fiscal 2016 and fiscal 2015, respectively. Fluctuations in sales among products and geographic locations can vary measurably from quarter to quarter based on timing and magnitude of projects. Sales in the three months ended June 30, 2015 were 28% to the refining industry, 41% to the chemical and petrochemical industries, 13% to the power industry, including the nuclear market and 18% to other commercial and industrial applications. Sales in the three months ended June 30, 2014 were 23% to the refining industry, 41% to the chemical and petrochemical industries, 17% to the power industry, and 19% to other commercial and industrial applications. For additional information on future sales and our markets, see “Orders and Backlog” below.

Our gross profit margin for the first quarter of fiscal 2016 was 29% compared with 28% for the first quarter of fiscal 2015. Gross profit dollars for the first quarter of fiscal 2016 increased 1% compared with fiscal 2015, to $8,037 from $7,932 due to the higher gross margin level. Gross profit and margin reflect a more favorable product mix.

SG&A expenses as a percent of sales for the three-month periods ended June 30, 2015 and 2014 were 17% and 15%, respectively. SG&A expenses in the first quarter of fiscal 2016 were $4,638, an increase of $289, or 7%, compared with the first quarter of fiscal 2015 SG&A of $4,349. This increase was principally due to higher sales commissions related to sales mix.

Interest income for the three-month periods ended June 30, 2015 and 2014 was $52 and $46, respectively. Low levels of interest income resulted from the continuing low level of interest rates on short term certificates of deposit and money market rates. Interest expense was $3 for the quarter ended June 30, 2015, the same as for the quarter ended June 30, 2014.

The effective tax rate in the first quarter of fiscal 2016 was 32%, which compares with 34% in the same period last year.

Net income for the first three months of fiscal 2016 compared with the first three months of fiscal 2015 was $2,361 and $2,392, respectively. Income per diluted share was $0.23 and $0.24, for the respective periods.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30, 2015	March 31, 2015

Cash and investments	$62,616	$60,271
Working capital	83,810	81,367
Working capital ratio(1)	4.2	3.7

    (1) Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first quarter of fiscal 2016 was $3,331, compared with $3,189 of cash generated for the first quarter of fiscal 2015. The increase in cash generation year over year was attributable to accounts receivable and accounts payable offset by unfavorable impacts of accrued compensation and customer deposits.

Dividend payments and capital expenditures in the first quarter of fiscal 2016 were $813 and $264, respectively, compared with $405 and $2,569, respectively, for the first quarter of fiscal 2015. The higher dividend payment was due to the 100% increase in dividends per share announced in January 2015. The decrease in capital spending was due to a higher than normal spending level in the first quarter of fiscal 2015 related to our Batavia, NY capacity expansion.

Capital expenditures for fiscal 2016 are expected to be between approximately $2,000 and $2,500. Approximately 90% of our fiscal 2016 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for information technology and other items.

Cash and investments were $62,616 on June 30, 2015 compared with $60,271 on March 31, 2015, up $2,345.

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

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, the Bank of America agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. We also have a $5,000 unsecured line of credit with HSBC, N.A. Letters of credit outstanding under our credit facilities on June 30, 2015 and March 31, 2015 were $10,444 and $10,903, respectively. There were no other amounts outstanding on either of our credit facilities at June 30, 2015 and March 31, 2015. Our borrowing rate for our Bank of America facility as of June 30, 2015 was the bank’s prime rate, or 3.25%. Availability under the Bank of America and HSBC lines of credit were $19,556 and $19,097, at June 30, 2015 and March 31, 2015, respectively. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended June 30, 2015 were $23,976 compared with $31,108 for the same period last year, a decrease of 23%. Orders represent written communications received from customers requesting us to supply products and/or services. Domestic orders were 63% of total orders, or $15,082, and international orders were 37% of total orders, or $8,894, in the current quarter compared with the first quarter of fiscal 2015, when domestic orders were 53%, or $16,381, of total orders, and international orders were 47%, or $14,727, of total orders.

Backlog was $110,074 at June 30, 2015, compared with $113,811 at March 31, 2015, a 3% decrease. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 45% to 50% of orders currently in our backlog are expected to be converted to sales within one year, 5% to 10% are expected to ship between 12 and 24 months, and 40% to 45% beyond two years. The majority of these orders that convert beyond twelve months are for the U.S. Navy, with an additional $10,000 of projects which had been expected to convert to revenue in fiscal 2016 and are now expected to convert in fiscal 2017 due to delays requested by our customers. At June 30, 2015, 24% of our backlog was attributable to equipment for refinery project work, 12% for chemical and petrochemical projects, 12% for power projects, including nuclear, 48% for U.S. Navy projects and 4% for other industrial or commercial applications. This split of backlog by end market is comparable to the levels on March 31, 2015. At June 30, 2014, 32% of our backlog was attributed to equipment for refinery project work, 27% for chemical and petrochemical projects, 13% for power projects, 23% for U.S. Navy projects and 5% for other industrial or commercial applications. At June 30, 2015, we had no projects on hold.

Strategy and Outlook

The dramatic drop in oil prices which occurred during the second half of calendar 2014 has affected the recovery in the refinery and petrochemical markets that we experienced in our orders in fiscal 2014 and the first half of fiscal 2015. The U.S. petrochemical market was very strong in fiscal 2014 and the broader global refining and petrochemical markets began to improve at the start of fiscal 2015. Our pipeline has abruptly slowed as our customers began to decrease their planned capital spending in reaction to lower oil prices. Fiscal 2016 is expected to be weaker than fiscal 2015; and the expected duration of this downturn is uncertain. In the first quarter of fiscal 2016, we continued to see tepid activity in the global energy markets. The recent reduction in volatility in oil prices has not yet led to a change in customer behavior. We continue to believe in the long-term strength of the energy markets.

Our diversification strategy in the power market and with the U.S. Navy, coupled with a recovery in the energy markets, will support our strategy to grow our business to over $200,000 across the next cycle. We have invested to gain capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to aggressively look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets. We are focused on reducing our earnings volatility, growing our business and diversifying our business and product lines.

We expect revenue to be approximately $95,000 to $105,000 in fiscal 2016, a decrease when compared with fiscal 2015. We expect gross profit margin in fiscal 2016 to be in the 26% to 28% range. We continue to expect pricing pressure to occur in fiscal 2016. With the lower revenue expectations in fiscal 2016 compared with fiscal 2015, our production facility utilization and production overhead absorption will decrease which in turn will put pressure on gross profit margins. In addition, while we have reduced our costs, primarily through a voluntary early retirement program, we have intentionally kept our workforce at a level in excess of our needs at the expected fiscal 2016 revenue level. We want to keep our highly trained and knowledgeable workforce intact to focus on increasing service to our long term customers during this period of lower demand and for the eventual energy segment upturn. We believe this will further enhance the value that our customers receive from Graham.

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

Contingencies and Commitments

We have been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in or accompanying our products. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims. The claims in our current lawsuits are similar to those made in previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for immaterial amounts.

As of June 30, 2015, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue under the percentage-of-completion method, fair value estimates of identifiable tangible and intangible assets acquired in business combinations, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended March 31, 2015.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2015 or March 31, 2015, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2016 were 36% of total sales compared with 22% for the same period of fiscal 2015. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first three months of each of fiscal 2016 and fiscal 2015, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of the first three months of fiscal 2016 and 2015, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2015 and March 31, 2015, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At June 30, 2015, we had no projects on hold.

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

June 30, 2015

PART II - OTHER INFORMATION

Item 5.	Other Information

The below disclosure is being made pursuant to the instruction contained in Item 5 of Form 10-Q. The item number below refers to the applicable Current Report on Form 8-K Item numbers.

Item 5.07	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on July 30, 2015, our stockholders voted on the matters described below.

1.

Our stockholders elected three directors, each for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2018. The number of shares that: (i) voted for the election of each such director; (ii) withheld authority to vote for each such director; and (iii) represented broker non-votes with respect to each such director is summarized in the table below.

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes*

Alan Fortier	6,845,541	76,545	1,629,007
James R. Lines	6,861,271	60,815	1,629,007
Lisa M. Schnorr	6,850,866	71,220	1,629,007

2.

On an advisory basis, our stockholders approved the compensation of our named executive officers as such compensation information is disclosed in our definitive proxy statement filed with the Securities and Exchange Commission on June 15, 2015, including the Compensation Discussion and Analysis, compensation tables and other narrative disclosures included therein. The table below summarizes the number of shares that voted for, against and abstained from voting on the compensation of our named executive officers, as well as the number of shares representing broker non-votes with respect to such advisory vote.

Votes For	Votes Against	Abstentions	Broker Non-Votes*
6,717,795	184,257	20,034	1,629,007

3.

Our stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2016. The number of shares that voted for, against and abstained from voting for the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2016 is summarized in the table below.

Votes For	Votes Against	Abstentions
8,515,380	7,973	27,740

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

Date: August 4, 2015

INDEX TO EXHIBITS

(10)	Material Contracts

#	10.1

Compensation information, including information regarding stock option and restricted stock grants made to the Company’s named executive officers under the 2000 Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company’s Current Report on Form 8-K dated May 28, 2015, is incorporated herein by reference.

10.2

Restated Security Agreement dated June 12, 2015 made pursuant to that certain Loan Agreement with Bank of America, N.A. dated December 3, 2010, is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 12, 2015.

10.3

Guarantee of Energy Steel & Supply Co. dated June 12, 2015 made pursuant to that certain Loan Agreement with Bank of America, N.A. dated December 3, 2010, is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 12, 2015.

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