Form 10-Q
period 2015-09-30
GRAHAM CORP
filed 2015-11-02
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐    No ☒

As of October 27, 2015, there were outstanding 9,949,593 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2015 and March 31, 2015 and for the Three and Six-Month Periods

Ended September 30, 2015 and 2014

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands, except per share data)

Net sales	$22,798	$35,566	$50,415	$64,068
Cost of products sold	15,663	24,582	35,243	45,152

Gross profit	7,135	10,984	15,172	18,916

Other expenses and income:
Selling, general and administrative	4,187	4,694	8,767	8,989
Selling, general and administrative - amortization	59	58	117	112
Interest income	(53)	(43)	(105)	(89)
Interest expense	1	3	4	6

Total other expenses and income	4,194	4,712	8,783	9,018

Income before provision for income taxes	2,941	6,272	6,389	9,898
Provision for income taxes	965	2,086	2,052	3,320

Net income	1,976	4,186	4,337	6,578
Retained earnings at beginning of period	107,726	95,456	106,178	93,469
Dividends	(807)	(405)	(1,620)	(810)

Retained earnings at end of period	$108,895	$99,237	$108,895	$99,237

Per share data:
Basic:
Net income	$.20	$.41	$.43	$.65

Diluted:
Net income	$.20	$.41	$.43	$.65

Weighted average common shares outstanding:
Basic:	10,078	10,126	10,116	10,116
Diluted:	10,083	10,148	10,125	10,138

Dividends declared per share	$.08	$.04	$.16	$.08

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)

Net income	$1,976	$4,186	$4,337	$6,578

Other comprehensive income:
Foreign currency translation adjustment	(110)	39	(111)	44
Defined benefit pension and other postretirement plans, net of income tax of $108 and $45 for the three months ended September 30, 2015 and 2014, respectively, and $215 and $91 for the six months ended September 30, 2015 and 2014, respectively	196	84	392	168

Total other comprehensive income	86	123	281	212

Total comprehensive income	$2,062	$4,309	$4,618	$6,790

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$29,416	$27,271
Investments	33,000	33,000
Trade accounts receivable, net of allowances ($91 and $62 at September 30 and March 31, 2015, respectively)	22,161	17,249
Unbilled revenue	8,544	18,665
Inventories	10,654	13,994
Prepaid expenses and other current assets	922	529
Income taxes receivable	2,352	339
Deferred income tax asset	262	647

Total current assets	107,311	111,694
Property, plant and equipment, net	19,125	19,812
Prepaid pension asset	1,943	1,332
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,338	4,428
Other assets	129	150

Total assets	$150,084	$154,654

Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$51	$60
Accounts payable	12,508	13,334
Accrued compensation	5,905	9,343
Accrued expenses and other current liabilities	3,718	3,247
Customer deposits	2,858	4,179
Deferred income tax liability	264	164

Total current liabilities	25,304	30,327
Capital lease obligations	79	98
Accrued compensation	-	124
Deferred income tax liability	6,717	6,363
Accrued pension liability	340	315
Accrued postretirement benefits	889	876

Total liabilities	33,329	38,103

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	-	-
Common stock, $.10 par value, 25,500 shares authorized 10,468 and 10,432 shares issued and 9,989 and 10,133 shares outstanding	1,047	1,043
Capital in excess of par value	21,939	21,398
Retained earnings	108,895	106,178
Accumulated other comprehensive loss	(8,775)	(9,056)
Treasury stock (479 and 299 shares)	(6,351)	(3,012)

Total stockholders’ equity	116,755	116,551

Total liabilities and stockholders’ equity	$150,084	$154,654

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2015	2014
	(Amounts in thousands)
Operating activities:
Net income	$4,337	$6,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,126	1,041
Amortization	117	112
Amortization of unrecognized prior service cost and actuarial losses	607	259
Stock-based compensation expense	379	298
Deferred income taxes	632	(145)
(Increase) decrease in operating assets:
Accounts receivable	(4,941)	(4,946)
Unbilled revenue	10,084	(2,371)
Inventories	3,337	2,486
Prepaid expenses and other current and non-current assets	(401)	(552)
Prepaid pension asset	(611)	(581)

Increase (decrease) in operating liabilities:
Accounts payable	(717)	2,360
Accrued compensation, accrued expenses and other current and non-current liabilities	(2,831)	1,516
Customer deposits	(1,319)	1,615
Income taxes payable/receivable	(2,013)	939
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(87)	(119)

Net cash provided by operating activities	7,699	8,490

Investing activities:
Purchase of property, plant and equipment	(523)	(4,096)
Proceeds from disposal of property, plant and equipment	3	-
Purchase of investments	(18,000)	(23,000)
Redemption of investments at maturity	18,000	19,000

Net cash used by investing activities	(520)	(8,096)

Financing activities:
Principal repayments on capital lease obligations	(27)	(44)
Issuance of common stock	97	29
Dividends paid	(1,620)	(810)
Purchase of treasury stock	(3,399)	-
Excess tax benefit on stock awards	5	34

Net cash used by financing activities	(4,944)	(791)

Effect of exchange rate changes on cash	(90)	46

Net increase (decrease) in cash and cash equivalents	2,145	(351)
Cash and cash equivalents at beginning of period	27,271	32,146

Cash and cash equivalents at end of period	$29,416	$31,795

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation’s (the “Company’s”) Condensed Consolidated Financial Statements include its (i) wholly-owned foreign subsidiary located in Suzhou, China; and (ii) wholly-owned domestic subsidiary located in Lapeer, Michigan. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission. The Company’s Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2015 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2015. For additional information, please refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“fiscal 2015”). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company’s Condensed Consolidated Financial Statements.

The Company’s results of operations and cash flows for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2016 (“fiscal 2016”).

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

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,115 and $1,751 at September 30, 2015 and March 31, 2015, respectively.

NOTE 3 – INVESTMENTS:

Investments consist solely of certificates of deposit with financial institutions. All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity. The investments are stated at amortized cost which approximates fair value. All investments held by the Company at September 30, 2015 are scheduled to mature on or before August 10, 2016.

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

Major classifications of inventories are as follows:

	September 30, 2015	March 31, 2015

Raw materials and supplies	$1,952	$2,763
Work in process	10,285	13,685
Finished products	654	689

	12,891	17,137
Less - progress payments	2,237	3,143

Total	$10,654	$13,994

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2015
Intangibles subject to amortization:
Customer relationships	$2,700	$862	$1,838

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

At March 31, 2015
Intangibles subject to amortization:
Customer relationships	$2,700	$772	$1,928

Intangibles not subject to amortization:
Permits	$10,300	$-	$10,300
Tradename	2,500	-	2,500

	$12,800	$-	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible amortization expense for each of the three-month periods ended September 30, 2015 and 2014 was $45. Intangible amortization expense for each of the six months ended September 30, 2015 and 2014 was $90. As of September 30, 2015, amortization expense is estimated to be $90 for the remainder of fiscal 2016 and $180 in each of the fiscal years ending March 31, 2017, 2018, 2019 and 2020.

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

Restricted stock awards granted in the three-month periods ended September 30, 2015 and 2014 were 0 and 2, respectively. The restricted shares were granted to directors and vest 100% on the first anniversary of the grant date.

Restricted stock awards granted in the six-month periods ended September 30, 2015 and 2014 were 34 and 30, respectively. Restricted shares of 15 and 12 granted to officers in fiscal 2016 and fiscal 2015, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. Restricted shares of 12 and 11 granted to officers and key employees in fiscal 2016 and fiscal 2015, respectively, vest 33 1⁄3% per year over a three-year term. Restricted shares of 7 and 7 granted to directors in fiscal 2016 and fiscal 2015, respectively, vest 100% on the first year anniversary of the grant date. There were no stock option awards granted in the three-month or six-month periods ended September 30, 2015 and 2014.

During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $151 and $163, respectively. The income tax benefit recognized related to stock-based compensation was $53 and $57 for the three months ended September 30, 2015 and 2014, respectively. During the six months ended September 30, 2015 and 2014, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $357 and $269, respectively. The income tax benefit recognized related to stock-based compensation was $126 and $94 for the six months ended September 30, 2015 and 2014, respectively.

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation costs of $8 and $13, respectively, related to the ESPP and $3 and $4, respectively, of related tax benefits. During the six months ended September 30, 2015 and 2014, the Company recognized stock-based compensation costs of $22 and $30, respectively, related to the ESPP and $8 and $10, respectively, of related tax benefits.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Basic income per share
Numerator:
Net income	$1,976	$4,186	$4,337	$6,578

Denominator:
Weighted average common shares outstanding	10,078	10,126	10,116	10,116

Basic income per share	$.20	$.41	$.43	$.65

Diluted income per share
Numerator:
Net income	$1,976	$4,186	$4,337	$6,578

Denominator:
Weighted average common shares outstanding	10,078	10,126	10,116	10,116
Stock options outstanding	5	22	9	22

Weighted average common and potential common shares outstanding	10,083	10,148	10,125	10,138

Diluted income per share	$.20	$.41	$.43	$.65

Options to purchase a total of 54 and 2 shares of common stock were outstanding at September 30, 2015 and 2014, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$632	$373	$653	$308
Expense for product warranties	22	40	113	137
Product warranty claims paid	(150)	(66)	(262)	(98)

Balance at end of period	$504	$347	$504	$347

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest paid was $4 and $6 for the six-month periods ended September 30, 2015 and 2014, respectively. In addition, income taxes paid for the six months ended September 30, 2015 and 2014 were $3,428 and $2,492, respectively.

During the six months ended September 30, 2015 and 2014, respectively, stock option awards were exercised and restricted stock awards vested. In connection with such stock option exercises and vesting, the related income tax benefit realized exceeded the tax benefit that had been recorded pertaining to the compensation cost recognized by $5 and $34, respectively, for such periods. This excess tax benefit has been separately reported under “Financing activities” in the Condensed Consolidated Statements of Cash Flows.

At September 30, 2015 and 2014, there were $95 and $199, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption “Purchase of property, plant and equipment” in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension benefit income are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Service cost	$130	$137	$261	$273
Interest cost	359	358	718	717
Expected return on assets	(795)	(759)	(1,590)	(1,517)
Amortization of:
Unrecognized prior service cost	-	1	-	2
Actuarial loss	294	145	587	290

Net pension benefit income	$(12)	$(118)	$(24)	$(235)

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2015 and does not expect to make any contributions to the plan for the balance of fiscal 2016.

The components of the postretirement benefit cost (income) are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Service cost	$-	$-	$-	$-
Interest cost	6	8	13	16
Amortization of prior service benefit	-	(27)	-	(53)
Amortization of actuarial loss	10	10	20	20

Net postretirement benefit cost (income)	$16	$(9)	$33	$(17)

The Company paid benefits of $1 related to its postretirement benefit plan during the six months ended September 30, 2015. The Company expects to pay benefits of approximately $91 for the balance of fiscal 2016.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The liability of $169 and $446 on September 30, 2015 and March 31, 2015, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2015, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at each of September 30, 2015 and March 31, 2015.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2015 and 2014 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2015	$(9,462)	$406	$(9,056)
Other comprehensive income before reclassifications	-	(111)	(111)
Amounts reclassified from accumulated other comprehensive loss	392	-	392

Net current-period other comprehensive income	392	(111)	281

Balance at September 30, 2015	$(9,070)	$295	$(8,775)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2014	$(6,168)	$403	$(5,765)
Other comprehensive income before reclassifications	-	44	44
Amounts reclassified from accumulated other comprehensive loss	168	-	168

Net current-period other comprehensive income	168	44	212

Balance at September 30, 2014	$(6,000)	$447	$(5,553)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$-	$26	(1)
Amortization of actuarial loss	(304)	(155	)(1)

	(304)	(129)		Income before provision for income taxes
	(108)	(45)		Provision for income taxes

	$(196)	$(84)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$-	$51	(1)
Amortization of actuarial loss	(607)	(310	)(1)

	(607)	(259)		Income before provision for income taxes
	(215)	(91)		Provision for income taxes

	$(392)	$(168)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net pension and other postretirement benefit costs. See Note 10.

NOTE 14 – PURCHASE OF TREASURY STOCK:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program. At September 30, 2015, the Company had purchased 187 shares at a cost of $3,399 under this program.

NOTE 15 – ACCOUNTING AND REPORTING CHANGES:

In the normal course of business, Company management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company’s consolidated financial statements.

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

In June 2015, the FASB issued guidance covering a wide range of topics in the FASB Accounting Standards Codifications (the “Codification”). This guidance included changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Company is currently assessing the impact this guidance will have on its financial position, results of operations, cash flows and disclosures.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Our energy markets include oil refining, cogeneration, nuclear and alternative power. For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy. For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.

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

Highlights

Highlights for the three and six months ended September 30, 2015 include:

•

Net sales for the second quarter of fiscal 2016 were $22,798, a decrease of 36% compared with $35,566 for the second quarter of the fiscal year ended March 31, 2015, referred to as “fiscal 2015.” Net sales for the first six months of fiscal 2016 were $50,415, down 21% compared with net sales of $64,068 for the first six months of fiscal 2015.

•

Net income and income per diluted share for the second quarter of fiscal 2016 were $1,976 and $0.20, compared with net income of $4,186 and income per diluted share of $0.41 for the second quarter of fiscal 2015. Net income and income per diluted share for the first six months of fiscal 2016 were $4,337 and $0.43, respectively, compared with net income of $6,578 and income per diluted share of $0.65 for the first six months of fiscal 2015.

•

Orders booked in the second quarter of fiscal 2016 were $20,601, net of a $3,855 cancellation from backlog (gross orders were $24,456), down 42% compared with the second quarter of fiscal 2015, when orders were $35,403 Orders booked in the first six months of fiscal 2016 were $44,577, down 33% compared with the first six months of fiscal 2015, when orders were $66,511.

•	Backlog was $108,139 on September 30, 2015, compared with $110,074 on June 30, 2015 and $113,811 on March 31, 2015.

•

Gross profit margin and operating margin for the second quarter of fiscal 2016 were 31% and 13%, compared with 31% and 18%, respectively, for the second quarter of fiscal 2015. Gross profit margin and operating margin for the first six months of fiscal 2016 were 30% and 13% compared with 30% and 15%, respectively, for the first six months of fiscal 2015.

•

We repurchased 187 shares of common stock at a cost of $3,399 in the second quarter of fiscal 2016. No shares were repurchased in the first quarter of fiscal 2016 or in the first six months of fiscal 2015.

•	Cash and cash equivalents and investments at September 30, 2015 were $62,416, compared with $62,616 on June 30, 2015 and $60,271 at March 31, 2015.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;

•	expectations regarding investments in new projects by our customers;

•	sources of revenue and anticipated revenue, including the contribution from the growth of new products, services and markets;

•	expectations regarding achievement of revenue and profitability expectations;

•	plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;

•	political instability in regions in which our customers are located;

•	our ability to affect our growth and acquisition strategy;

•	our ability to expand nuclear power work into new markets;

•	our ability to maintain or expand nuclear work for the U.S. Navy;

•	our ability to successfully execute our existing contracts;

•	estimates regarding our liquidity and capital requirements;

•	timing of conversion of backlog to sales;

•	our ability to attract or retain customers;

•	the outcome of any existing or future litigation; and

•	our ability to increase our productivity and capacity.

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

Current Market Conditions

Demand for our products and services to the oil refining and chemical industries depends on capital investment for new capacity, retrofit and debottlenecking projects and for planned or unplanned maintenance activity. The significant reduction in global crude oil prices has caused a significant slowdown in investment by our oil refining and chemical industry customers. These markets have altered their investment timing due to this sustained lower price of crude oil. While there has been some reduction in the volatility in these markets recently, with crude oil pricing at current depressed levels, the timing of the investment recovery is uncertain. In the near term, the catalyst for increased investment would likely be higher crude oil prices. However, if crude oil prices remain low for a sustained period, increased global energy demand would likely drive additional investment, regardless of crude oil prices.

Demand for our products and services in the nuclear utility market is affected by investment in maintenance, repair, life extension and nuclear regulatory mandated investment along with global investment in new capacity. We continue to believe the nuclear market provides an important opportunity for growth.

Our naval nuclear propulsion market has demand tied to surface and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy. We expect steady growth in our naval nuclear propulsion business based on our aggressive growth strategy.

Our long-term perspective for oil refining and chemical markets remains optimistic notwithstanding the severity of the current downturn in these markets. We believe that long-term demand drivers are unchanged and have not been affected by the price of crude oil. The demand is driven by increasing global energy needs, rising population growth, and an expanding middle class in emerging markets. Our strategy is to continue to leverage our investments and expand our capabilities and execution capacity to grow market share in the oil refining, chemical and nuclear markets, as well as our business with the U.S. Navy. For more information refer to the heading “Our Strategy” within Item 1 of our Annual Report on Form 10-K for fiscal 2015.

We believe the long-term outlook in our key markets supports our strategy to grow our revenue to over $200,000 across the next cycle. In the near term, new order levels are expected to remain volatile, resulting in both relatively strong and weak periods.

We believe that our backlog is a strong indicator of the strength of our business. To better view the expectations of our business over the next 12 months, the “backlog which converts within 12 months” is an excellent metric. While our backlog has been relatively consistent for the past eight quarters, the portion of it which converts over the next 12 months has declined in the past three quarters. This is a reflection of the continued strength of our overall backlog, which has seen an increase in long lead time orders, namely those from the U.S. Navy, but also the slowdown in the refining and chemical markets which convert more quickly. The latter impact has adversely affected the expected conversion over the next 12 months, resulting in our lower guidance in fiscal 2016 compared with fiscal 2015.

The chart below shows our total backlog for the past 14 quarters, as well as the portion expected to convert within the next 12 months.

Backlog
(in thousands)
$140,000
$120,000
$100,000
$80,000
$60,000
$40,000
$20,000
$-
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
Q1
Q2
Fiscal 2013
Fiscal 2014
Fiscal 2015
Fiscal 2016
Quarterly Backlog
Backlog which Converts within 12 Months

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$22,798	$35,566	$50,415	$64,068
Gross profit	$7,135	$10,984	$14,281	$18,916
Gross profit margin	31%	31%	30%	30%
SG&A expense (1)	$4,246	$4,752	$8,884	$9,101
SG&A as a percent of sales	19%	13%	18%	14%
Net income	$1,976	$4,186	$4,337	$6,578
Diluted income per share	$0.20	$0.41	$0.43	$0.65
Total assets	$150,084	$154,131	$150,084	$154,131
Total assets, excluding cash, cash equivalents and investments	$87,668	$89,336	$87,668	$89,336

(1)	Selling, general and administrative expense is referred to as “SG&A”

The Second Quarter and First Six Months of Fiscal 2016 Compared With the Second Quarter and First Six Months of Fiscal 2015

Sales for the second quarter of fiscal 2016 were $22,798, a 36% decrease as compared with sales of $35,566 for the second quarter of fiscal 2015. These lower sales were a result of the weaker commercial order levels seen in fiscal 2015 compared with a very strong order environment in the first half of fiscal 2014. Our domestic sales, as a percentage of aggregate product sales, were 67% in the second quarter of fiscal 2016 compared with 61% in the second quarter of fiscal 2015. Domestic sales year-over-year decreased $6,637, or 30%, which were impacted by lower chemical and petrochemical market sales. International sales decreased $6,131, or 45%, in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015, driven by decreases in Asia, South America and Canada. Sales in the three months ended September 30, 2015 were 32% to the refining industry, 32% to the chemical and petrochemical industries, 13% to the power industry, including the nuclear market, and 23% to other commercial and industrial applications, including the U.S. Navy. Sales in the three months ended September 30, 2014 were 35% to the refining industry, 36% to the chemical and petrochemical industries, 16% to the power industry, including the nuclear market, and 13% to other commercial and industrial applications, including the U.S. Navy. Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects. See also “Current Market Conditions,” above. For additional information on anticipated future sales and our markets, see “Orders and Backlog” below.

Sales for the first six months of fiscal 2016 were $50,415, a decrease of $13,653, or 21% compared with sales of $64,068 for the first six months of fiscal 2015. The decrease in year-to-date sales was due to much weaker domestic sales as well as a slowdown in international sales. Our domestic sales, as a percentage of aggregate product sales, were 65% in the first six months of fiscal 2016 compared with 69% in the same period in fiscal 2015. Domestic sales decreased $11,202, or 25%, while international sales decreased by $2,451, or 12%, driven by lower sales in most regions, partly offset by stronger Middle East sales. International sales accounted for 35% and 31% of total sales for the first six months of fiscal 2016 and fiscal 2015, respectively. Sales in the first six months of fiscal 2016 were 30% to the refining industry, 37% to the chemical and petrochemical industries, 13% to the power industry, including the nuclear market, and 20% to other commercial and industrial applications, including the U.S. Navy. Sales in the first six months of fiscal 2015 were 30% to the refining industry, 38% to the chemical and petrochemical industries, 16% to the power industry, including the nuclear market, and 16% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the second quarter of fiscal 2016 was 31%, the same as the second quarter of fiscal 2015. The gross margin in the second quarter of fiscal 2016 was higher than expected for the level of revenue achieved. Productivity improvements were realized as the CVN-79 U.S. Navy project neared completion and we received a vendor settlement. Excluding these items, the gross margin would have been approximately 27% to 28%. Very favorable project and product mix specific to this quarter helped improve the margin. Gross profit for the second quarter of fiscal 2016 decreased to $7,135 from $10,984, or 35%, compared with the same period in fiscal 2015. Gross profit dollars decreased due to lower volume.

Our gross profit margin for the first six months of fiscal 2016 was 30%, the same as the first six months of fiscal 2015. Gross profit for the first six months of fiscal 2016 decreased 20%, to $15,172, compared with the same period in fiscal 2015, which had gross profit of $18,916. The decrease in gross profit dollars was due to lower volume.

SG&A expense in the three and six-month periods ended September 30, 2015 decreased $506, or 11%, and $217, or 2%, respectively, compared with the same periods of the prior year primarily due to the restructuring activity that occurred at the end of fiscal 2015. The decreases in SG&A expenses for the three and six-month periods were primarily due to lower sales expenses related to lower volume.

SG&A expense as a percent of sales for the three and six-month periods ended September 30, 2015 was 19% and 18%, respectively. This compared with 13% and 14%, respectively for the same periods of the prior year, where volume was higher.

Interest income was $53 and $105 for the three and six-month periods ended September 30, 2015, compared with $43 and $89 for the same periods ended September 30, 2014. The low level of interest income relative to the amount of cash invested reflects the persistent low level of interest rates on short term U.S. government securities, certificates of deposit and money market accounts.

Interest expense was $1 and $4 for the three and six-month periods ended September 30, 2015, compared with $3 and $6 for the same periods ended September 30, 2014.

The effective tax rate in the current quarter was 33%, and was 32% in the first six months of fiscal 2016. The effective tax rates for the comparable three and six month periods of fiscal 2015 were 33% and 34%, respectively.

Net income for the three and six months ended September 30, 2015 was $1,976 and $4,337, respectively, compared with $4,186 and $6,578, respectively, for the same periods in the prior fiscal year. Income per diluted share in fiscal 2016 was $0.20 and $0.43 for the three and six-month periods, compared with $0.41 and $0.65 for the same three and six-month periods of fiscal 2015.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q:

	September 30, 2015	March 31, 2015

Cash and cash equivalents and investments	$62,416	$60,271
Working capital	82,007	81,367
Working capital ratio(1)	4.2	3.7

    (1) Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first six months of fiscal 2016 was $7,699, compared with $8,490 generated by operating activities for the first six months of fiscal 2015. Compared with the first six months of fiscal 2015, the decrease in cash generated was due to lower net income, decreases in accrued compensation and customer deposits, mostly offset by an improvement in unbilled revenue.

Dividend payments and capital expenditures in the first six months of fiscal 2016 were $1,620 and $523, respectively, compared with $810 and $4,096, respectively, for the first six months of fiscal 2015. The higher dividend payments were due to a 100% increase in the quarterly dividend which was announced in January 2015. The lower capital expenditures were due to the higher level spent in fiscal 2015 related to the expansion of our Batavia facility.

Capital expenditures for fiscal 2016 are expected to be between approximately $2,000 and $2,500. Approximately 90% of our fiscal 2016 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for information technology and other items.

Cash and cash equivalents and investments were $62,416 on September 30, 2015 compared with $60,271 on March 31, 2015, up $2,145, or 4%. In addition, $3,399 of cash was used in the first six months of fiscal 2016 to repurchase common stock under our previously disclosed stock repurchase program.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 360 days. Our money market account is used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit. Approximately 95% of our cash and investments is held in the U.S. The remaining 5% is invested by our China operations.

Our revolving credit facility with Bank of America, N.A. provides us with a line of credit of $25,000, including letters of credit and bank guarantees. In addition, our Bank of America agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000. Borrowings under our credit facility are secured by all of our assets. We also have a $5,000 unsecured line of credit with HSBC, N.A. Letters of credit outstanding under our credit facilities on September 30, 2015 and March 31, 2015 were $11,156 and $10,903, respectively. There were no other amounts outstanding on either of our credit facilities at September 30, 2015 and March 31, 2015. Our borrowing rate for our Bank of America facility as of September 30, 2015 was the bank’s prime rate, or 3.25%. Availability under the Bank of America and HSBC lines of credit were $18,844 and $19,097, at September 30, 2015 and March 31, 2015, respectively. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended September 30, 2015 were $20,601, net of $3,855 cancellation from backlog (gross orders were $24,456), compared with $35,403 for the same period last year, a decrease of $14,802, or 42%. For the three months ended September 30, 2015, orders in all markets were lower, with the largest decrease in refining orders, which were down $8,682. This included the cancellation of a $3,855 order in the second quarter of fiscal 2016. Orders in power decreased by $4,028, chemical and petrochemical orders decreased by $1,040 and orders from other commercial and industrial applications, including the U.S. Navy, decreased by $1,052. Orders represent communications received from customers requesting us to supply products and services.

During the first six months of fiscal 2016, orders were $44,577, compared with $66,511 for the same period of fiscal 2015, a decrease of $21,934, or 33%. For the first six months of fiscal 2016, refining orders decreased by $15,676, chemical and petrochemical by $4,024 and other commercial and industrial applications, including the U.S. Navy, by $2,731. Power orders were up slightly, by $497. See “Current Market Conditions” for additional information.

Domestic orders were 59%, or $12,150, while international orders were 41%, or $8,451, of total orders in the current quarter compared with the same period in the prior fiscal year, when domestic orders were 47%, or $16,724, and international orders were 53% of total orders, or $18,679.

For the first half of fiscal 2016, domestic orders were 61% of total orders, or $27,232, while international orders were 39%, or $17,345. During the first six months of fiscal 2015, domestic orders were 50% of total orders, or $33,105, and international orders were 50%, or $33,406.

Backlog was $108,139 at September 30, 2015, compared with $113,811 at March 31, 2015, a 5% decrease. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 45% to 50% of orders currently in our backlog are expected to be converted to sales within one year, 5% to 10% are expected to be recognized between 12 and 24 months, and 40% to 45% beyond two years. The majority of these orders that convert beyond twelve months are for the U.S. Navy. At September 30, 2015, 27% of our backlog was attributable to equipment for refinery project work, 10% for chemical and petrochemical projects, 11% for power projects, including nuclear, 47% for U.S. Navy projects and 5% for other industrial or commercial applications. At September 30, 2014, 38% of our backlog was attributed to equipment for refinery project work, 21% for chemical and petrochemical projects, 13% for power projects, 21% for U.S. Navy projects and 7% for other industrial or commercial applications.

In the second quarter of fiscal 2016, as previously noted, one project totaling $3,855 was cancelled. This was part of a two phase project order for $7,827, which was received in the second quarter of fiscal 2015 and was placed on hold later in the same quarter. In the fourth quarter of fiscal 2015, one phase of the project valued at $3,972 was cancelled, while the other phase was taken off hold. The other phase has now been cancelled. At September 30, 2015, we had no projects on hold. We do, however, have between $15,000 and $17,000 in commercial projects with an extended conversion schedule, due to timing of our customers’ projects.

Strategy and Outlook

The dramatic drop in oil prices which occurred during the second half of calendar 2014 has continued to affect investment activity in the refinery and petrochemical markets. The U.S. petrochemical market was very strong in fiscal 2014 and the broader global refining and petrochemical markets began to improve at the start of fiscal 2015. Our pipeline abruptly slowed in the second half of fiscal 2015 as our customers began to decrease their planned capital spending in reaction to lower oil prices. As a result, we expect fiscal 2016 will be weaker than fiscal 2015. In the first half of fiscal 2016, we continued to see tepid activity in the global energy markets. While the current slowdown shows no signs of abating, we continue to believe in the long-term strength of the energy markets.

We believe that our diversification strategy in the power market and with the U.S. Navy, coupled with an anticipated recovery in the energy markets, will support our strategy to grow our revenue to over $200,000 across the next cycle. We have invested to gain capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to aggressively seek organic growth opportunities. We also continue to search for acquisition opportunities that we believe will allow us to expand our presence in both our existing and ancillary markets. We are focused on reducing our earnings volatility, growing our business and diversifying our business and product lines.

We expect revenue to be approximately $95,000 to $105,000 in fiscal 2016, a decrease when compared with fiscal 2015. We expect gross profit margin in fiscal 2016 to be in the 27% to 28% range. The gross margin in the first six months of the year was 30%. This stronger margin in the first half of fiscal 2016 was driven by productivity improvements related to the CVN-79 U.S. Navy project, a vendor settlement and higher facility utilization in the first quarter. We expect continued pricing pressure in fiscal 2016. With the lower revenue expectations in fiscal 2016 compared with fiscal 2015, our production facility utilization and production overhead absorption is expected to decrease, which in turn is expected to put pressure on gross profit margins. Given this environment, while we have reduced our costs, primarily through a voluntary early retirement program, we have intentionally kept our workforce at a level in excess of our needs at the expected fiscal 2016 revenue level. We intend to keep our highly trained and knowledgeable workforce intact to focus on increasing service to our long-term customers during this period of lower demand and to be poised to take full advantage of the eventual energy segment upturn. We also intend to continue to invest in organizational capabilities and personnel to prepare for future growth. We believe this further enhances the value that our customers receive from Graham.

SG&A spending during fiscal 2016 is expected to be between 17% and 18% of sales. Our effective tax rate during fiscal 2016 is expected to be between 32% and 33%.

Cash flow in fiscal 2016 is expected to be strong as the build-up of accounts receivable and unbilled revenue which occurred in the latter portion of fiscal 2015 is converted to cash.

We will continue to look toward future growth while being mindful of near-term profitability, given short-term challenges.

Commitments and Contingencies

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

As of September 30, 2015, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2015 or March 31, 2015, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three and six months ended September 30, 2015 were 33% and 35%, respectively, of total sales compared with 39% and 31%, respectively, for the same periods of fiscal 2015. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first six months of each of fiscal 2016 and fiscal 2015, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In each of the first six months of fiscal 2016 and 2015, our purchases in foreign currencies represented 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2015 and March 31, 2015, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices. In severe market downturns, such as we are currently experiencing, we typically see depressed price levels. Moreover, the cost of metals and other materials used in our products have experienced significant volatility. Such factors, in addition to the global effects of the recent volatility and disruption of the capital and credit markets, have resulted in downward demand and pricing pressure on our products.

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. In the second quarter of fiscal 2016, one project totaling $3,855 was cancelled. This was part of a two phase project order for $7,827, which was received in the second quarter of fiscal 2015 and was placed on hold later in the same quarter. In the fourth quarter of fiscal 2015, one phase of the project valued at $3,972 was cancelled, while the other phase was taken off hold. The other phase has now been cancelled. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into “placed on hold” (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. At September 30, 2015, we had no projects on hold.

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

September 30, 2015

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

On January 29, 2015, our Board of Directors authorized a stock repurchase program. Under the stock repurchase program, up to $18,000 of our common stock may be repurchased by us from time to time either in the open market or through privately negotiated transactions. Common stock repurchases in the quarter ended September 30, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

7/01/2015 – 7/31/2015	86	$18.87	$16,376
8/01/2015 – 8/31/2015	43	$17.70	$15,616
9/01/2015 – 9/30/2015	58	$17.49	$14,601

Total	187	$18.17	$14,601

Item 6.	Exhibits

See index to exhibits on page 32 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION

By:	/s/ JEFFREY GLAJCH
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: November 2, 2015

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