Form 10-K
period 2016-03-31
GRAHAM CORP
filed 2016-06-01
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________.

Commission File Number 1-8462

GRAHAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-1194720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Florence Avenue, Batavia, New York	14020
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 585-343-2216

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $.10)	NYSE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $168,783,420.  The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2015, as reported on the NYSE (the exchange on which the registrant’s common stock is listed).  For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 23, 2016, the registrant had outstanding 9,646,981shares of common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed in connection with the registrant's 2016 Annual Meeting of Stockholders to be held on July 28, 2016, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2016

Note:

Portions of the registrant's definitive Proxy Statement, to be issued in connection with the registrant's 2016 Annual Meeting of Stockholders to be held on July 28, 2016, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business

Graham Corporation (“we,” “us,” “our”) is a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries.  Our energy markets include oil refining, cogeneration, nuclear and alternative power.  For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy.  For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities. Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible customer service and high quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  We are also a leading nuclear code accredited fabrication and specialty machining company.  We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

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

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936.  As of March 31, 2016, we had 368 employees.  Our stock is traded on the NYSE under the ticker symbol “GHM”.

Unless indicated otherwise, dollar figures in this Annual Report on Form 10-K are reported in thousands.

Our Products, Customers and Markets

Our products are used in a wide range of industrial process applications, primarily in energy markets, including:

•	Petroleum Refining
—	conventional oil refining
—	oil sands extraction and upgrading
•	Defense
—	propulsion systems for nuclear-powered aircraft carriers and submarines
•	Chemical and Petrochemical Processing
—	fertilizer plants
—	ethylene, methanol and nitrogen producing plants
—	plastics, resins and fibers plants
—	downstream petrochemical plants
—	coal-to-chemicals plants
—	gas-to-liquids plants

•Power Generation /Alternative Energy

—	nuclear power generation
—	fossil fuel plants
—	biomass plants
—	cogeneration power plants
—	geothermal power plants
—	ethanol plants

•Other

—	soap manufacturing plants

—	air conditioning and water heating systems
—	food processing plants
—	pharmaceutical plants
—	liquefied natural gas production facilities

Our principal customers include end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and the original equipment manufacturers, who combine our products with their equipment prior to its sale to end users.

Our products are sold by a team of sales engineers we employ directly as well as by independent sales representatives located worldwide.  There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business.  However, if this occurs in multiple years, it is usually not the same customer or project over such a multi-year period.

Over a business cycle, our domestic sales will generally range between 35% and 60% of total sales.  The mix of domestic and international sales can vary from year to year.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2016, 2015 and 2014, which we refer to as "fiscal 2016,” “fiscal 2015” and “fiscal 2014”, respectively, is contained in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference.  We refer to our fiscal year ending March 31, 2017 as “fiscal 2017”.  Our backlog at March 31, 2016 was $107,963, compared with $113,811 at March 31, 2015.

Our Strengths

Our core strengths include:

•

We have a value-enhancing sales and development platform. Our customer-facing platform of sales, project estimating and application engineering are competitive advantages.  We have tools and capabilities to iterate quickly and comprehensively as customers evaluate how best to integrate our equipment into their facilities.  We find our early and deep involvement adds significant value to the process and is an important competitive differentiator in the long sales cycle industries we serve.  Customers need our engineering and fabrication expertise early in project life cycle to understand how best to specify our equipment.

•

We are renowned for our strong capabilities to handle complex, custom orders.  The orders we receive are extremely complex and the order management platforms in our businesses provide a second competitive differentiator for our company.  Typically there is intense interaction between our project management teams and the end user or its engineering firm as product design and quality requirements are finalized after an order is placed.  We have built strong capabilities to successfully execute high quality, engineered-to-order and build-to-spec process-critical equipment.  In our markets, order administration, risk management, cost containment, quality and engineering documentation are as important as the equipment itself.  Supplier selection process begins with assessing whether a supplier can manage all aspects of an order.

•

We maintain a responsive, flexible production environment.  The operations platform in our businesses is adept at handling low volume, high mix orders that are highly customized fabrications.  Our production environment is much different from a highly engineered standard products business.  While equipment within product may look similar, rarely are two alike.  Also, during production it is not uncommon for customer-driven engineering changes to occur that alter the configuration of what had been initially released into production.  The markets that we serve demand this flexible operating model.

•

We provide robust after-the-sale technical support.  Our engineering and service personnel go to customer sites to audit the performance of our equipment, provide operator training and troubleshoot performance issues.  Technical service after a sale is important to our customer as their focus is always on leveraging to maximize equipment capabilities.

•	We have a highly trained workforce. We maintain a long-tenured, highly skilled and extremely flexible workforce.
•

We have a strong balance sheet. We maintain significant cash and investments on hand, and no bank debt, which we believe provides us with the flexibility to pursue our business strategy, including growth by acquisition.

•

We have a high quality credit facility.  Our credit facilities provide us with a $30,000 borrowing capacity that is expandable at our option to provide us with up to a total of $55,000 in borrowing capacity.

Our Strategy

We intend to strategically leverage and deploy our assets, including but not limited to, financial, technical, manufacturing and know-how, in order to capture expanded market share within the geographies and industries we serve, expand revenue opportunities in adjacent and countercyclical markets and continually improve our results of operations in order to:

•Generate sustainable earnings growth;

•Reduce earnings volatility;

•Improve our operating performance;

•Generate strong cash flow from operations;

•Meet or exceed our customers’ expectations;

•Improve the value we provide to our customers; and

•Provide an acceptable return to our shareholders

To accomplish our objectives and maintain strategic focus, we believe that we must:

•

Successfully deploy corporate assets to expand our market share in the industries we currently serve, access and develop a stronger presence in industries where we do not have a historically strong presence, and pursue acquisitions, partnerships and/or other business combinations in order to enter new geographic or industrial markets, new product lines or expand our coverage in existing markets.

•

Identify organic growth opportunities and consummate acquisitions where we believe the strength of the Graham and Energy Steel brands will provide us with the ability to expand and complement our core businesses.  We intend to extend our existing product lines, move into complementary product lines and expand our global sales presence in order to further broaden our existing markets and reach additional markets.

•	Expand our market penetration in the domestic nuclear power industry. We also intend to identify additional domestic and international opportunities to serve the commercial nuclear power industry.
•

Expand our market presence in the U.S. Navy's Nuclear Propulsion Program.  We plan to demonstrate our proficiency by successfully executing the complex Nuclear Propulsion Program orders that are currently in our backlog by controlling both cost and risk, providing high-quality custom fabrication to exacting military quality control requirements and through disciplined project management. We intend to become a preferred supplier of equipment to the U.S. Navy’s Nuclear Propulsion Program for both surface and submarine vessels.

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

In order to effectively implement our strategy, we also believe that we must continually invest in and leverage our unique customer value enhancing differentiators, the keys of which are listed below:

•	Invest in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.
•	Enhance our engineering capacity and capability, especially in connection with product design, in order to more quickly respond to existing and future customer demands.

•	Invest in our manufacturing operations to improve productivity where needed and identify out-sourced capacity to complement our growth strategies.
•	Accelerate our ability to quickly and efficiently bid on available projects through our ongoing implementation of front-end bid automation and design processes.
•	Expand our capabilities and penetrate the existing sales channel and customer base in the nuclear market.
•	Invest in resources to further serve the U.S. Navy in our core competency areas of engineering and manufacturing, where our commercial capabilities meet U.S. Navy requirements.
•	Implement and expand upon our operational efficiencies through ongoing refinement of our flexible manufacturing flow model as well as achievement of other cost efficiencies.
•	Focus on improving quality to eliminate errors and rework, thereby reducing lead time.
•	Develop a cross-trained, flexible workforce able to adjust to variable product demand by our customers.

Competition

Our business is highly competitive.  The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality.  Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Refining vacuum distillation	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; GEA Wiegand GmbH

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; Schutte Koerting

Turbomachinery Original Equipment Manufacturer ("OEM") – refining, petrochemical	Ambassador; Donghwa Entec Co., Ltd..; KEMCO; Oeltechnik GmbH; SPX Heat Transfer

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; SPX Heat Transfer; Thermal Engineering International (USA), Inc.

Nuclear	Consolidated; Dubose; Energy & Process; Joseph Oat; Nova; Nusource; Tioga

Navy Nuclear Propulsion Program / Defense	DC Fabricators; Joseph Oat; PCC; Triumph Aerospace; Xylem

international

Market	Principal Competitors

Refining vacuum distillation	Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte Koerting

Turbomachinery OEM – refining, petrochemical	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

Intellectual Property

Our success depends in part on our ability to protect our proprietary technologies.  We rely on a combination of patent, copyright, trademark, trade secret laws and contractual confidentiality provisions to establish and protect our proprietary rights.  We also depend heavily on the brand recognition of the Graham and Energy Steel names in the marketplace.

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

Research and Development Activities

During fiscal 2016, fiscal 2015 and fiscal 2014, we spent $3,746, $3,585 and $3,436, respectively, on research and development activities related both to new products and services and the ongoing improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. accounted for a significant portion of our total revenue during our last three fiscal years.  Approximately 37%, 36% and 38% of our revenue in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, resulted from foreign sales.  Sales in Asia constituted approximately 10%, 8% and 11% of our revenue in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.  Sales in the Middle East constituted approximately 12%, 8% and 4% of our revenue in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.  Our foreign sales and operations are subject to numerous risks, as discussed under the heading "Risk Factors" in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2016, we had 368 employees.  We believe that our relationship with our employees is good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended.  Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  The SEC maintains a website (located at www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.  Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549.  Information regarding the SEC's Public Reference Room can be obtained by calling 1-800-SEC-0330.

We maintain a website located at www.graham-mfg.com. On our website, we provide a link to the SEC's website that contains the reports, proxy statements and other information we file electronically.  We do not provide this information on our website because it is more cost effective for us to provide a link to the SEC's website.  Copies of all documents we file with the SEC are available in print for any stockholder who makes a request.  Such requests should be made to our Corporate Secretary at our corporate headquarters.  The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries and to the U.S. Navy, or to firms that design and construct facilities for these industries.  The core industries in which our products are used are highly cyclical and have historically experienced severe downturns.  The dramatic decline and the continued volatility in global oil prices has translated into an abrupt contraction in orders in the energy markets and is the most recent example of the cyclical nature of our markets.   We believe that over the long-term, demand for our products is expanding in the petrochemical, petroleum refining and power generating industries, however, the current decline and volatility in oil prices confirms that cyclical downturns will occur periodically.  A sustained deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.  A cyclical downturn can occur suddenly and result in extremely different financial performance sequentially from quarter to quarter or on an annual comparative basis due to an inability to rapidly adjust costs.

The markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the price of crude oil and natural gas as well as on the differential between the two prices.  As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

The prices of crude oil and natural gas have historically been very volatile, as evidenced by the extreme volatility in oil prices over the past two years.  This volatility caused a steep decline in orders from the energy markets over that period.  The increased supply and reduction in price of natural gas in North America has also caused a significant change in the global energy markets in the past few years.  During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations.  Despite the near-term current volatility, we believe the global consumption of crude oil and natural gas will increase over the course of the next 20 years and that such increased consumption will result in continual increases in global capacity. Many of our products are purchased in connection with oil refinery construction, revamps and upgrades to expand global capacity.

The relative costs of oil, natural gas, nuclear power, hydropower and numerous forms of alternative energy production may have a material adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal and biomass, among others.  A cost or supply shift among these sources could negatively impact our business opportunities going forward and the profitability of those opportunities.  A demand shift, where technological advances favor the utilization of one or a few sources of energy may also impact the demand for our products.  If demand shifts in a manner that increases energy utilization outside of our traditional customer base or expertise, our business and financial results could be materially adversely affected.  In addition, governmental policy can affect the relative importance of various forms of energy sources.  For example, non-fossil based sources may require and often receive government tax incentives to foster investment.  If these incentives become more prominent, our business and results of operations could suffer.

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

Although we have long-term relationships with many of our end use customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type are often different.  Our customers have historically focused on the quality of the engineering and product solutions which we have provided to them.  As our markets continue to grow, and new market opportunities expand, we could see a shift in pricing as a result of facing competitors with lower production costs, which may have a material adverse impact on our results of operations and financial results.  In certain developing geographies, the relative importance of cost versus quality may lead to decisions which look at short-term costs instead of total long-term cost of operations.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers , who can vary each year, accounted for 30%, 38% and 32% of consolidated net sales in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

We may experience customer concentration risk related to strategic growth for U.S. Navy projects

Our strategy to increase the penetration of U.S. Navy related opportunities could lead to U.S. Navy related projects becoming greater than 10% of our total revenue.  While these projects are spread across multiple contractors for the U.S. Navy, the end customer for these projects is the same.  This concentration of business could add additional risk to Graham should there be a disruption, short or long term, in the funding for these projects or our participation in the U.S. Navy Nuclear Propulsion program.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2016, 37% of our revenue was from customers located outside of the U.S.  Moreover, we maintain a subsidiary and a sales office in China.  We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future.  We intend to continue to expand our international operations to the extent that suitable opportunities become available.  Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;
•	political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East and/or portions of the former Soviet Union;
•	political relationships between the U.S. and certain countries and regions;
•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;
•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;
•	credit risks;
•	currency fluctuations;
•	tariff and tax increases;
•	export and import restrictions and restrictive regulations of foreign governments;

•	shipping products during times of crisis or wars;
•	our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; or
•	other factors inherent in maintaining foreign operations.

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

Climate change and greenhouse gas regulations may affect our customers’ investment decisions.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions.  These restrictions may affect our customers’ abilities and willingness to invest in new facilities or to re-invest in current operations.  These requirements could impact the cost of our customers’ products, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward lower-carbon sources.  Any of the foregoing could adversely impact the demand for our products, which in turn could have an adverse effect on our business and results of operation.

The operations of our Chinese subsidiary may be adversely affected by China’s evolving economic, political and social conditions.

We conduct our business in China primarily through our wholly-owned Chinese subsidiary.  The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China.  In particular, the results of operations of our Chinese subsidiary may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation.  In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users.  Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as us, are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business and results of operations.

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

Our Chinese subsidiary is subject to laws and regulations applicable to foreign investment in China.  There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China.  The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value.  Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform.  Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas.  Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic.  For the preceding reasons, it may be difficult for us to obtain timely or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.

Changes in U.S. and foreign energy policy regulations could adversely affect our business.

Energy policy in the U.S. and in the other countries where we sell our products is evolving rapidly and we anticipate that energy policy will continue to be an important legislative priority in the jurisdictions where we sell our products. It is difficult, if not impossible, to predict the changes in energy policy that could occur, as they may be related to changes in political administration, public policy or other factors. The elimination of, or a change in, any of the current rules and regulations in any of our markets could create a regulatory environment that makes our end users less likely to purchase our products, which could have a material adverse effect on our business.  Government subsidies or taxes, which favor or disfavor certain energy sources compared with others, could have a material adverse effect on our business and operating results.

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

U.S. Navy orders are subject to annual government funding.  A disruption in funding could adversely impact our business.

One of our growth strategies is to increase our penetration of U.S. Navy related opportunities.  Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders.  The time between the awarding of an order to complete shipment can take three to six years.  Annual government funding is required to continue the production of this equipment.  Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders.  Since this business is expected to increase as a percentage of our overall business, such a disruption, should it occur, could adversely impact the sales and profitability of our business.

Changes in the competitive environment for U.S. Navy procurement could adversely impact our ability to grow this business.

As we have expanded our addressable opportunities, this has caused a change in the supply chain for these products.  We would expect continued changes to occur as our customers continue to consider supplier concentration issues and the risk which this may lead to for them.  Competitor response to our market penetration is also a concern.  In addition, our ability to expand beyond the U.S. Navy to grow with certain NATO customers may further impact the market dynamics.

Political and regulatory developments could make the utilization and growth of nuclear power as an energy source less desirable, which would harm our business and results of operations.

A global event, such as a major earthquake or terrorist activity, may impact the desirability of operating existing nuclear power plants or building new or replacement nuclear plants facilities. Should public opinion or political pressure result in the closing of existing nuclear facilities or otherwise result in the failure of the nuclear power industry to grow, especially within the U.S., the business, results of operations and growth prospects in the nuclear market could be materially adversely impacted.

In addition, the U.S. Nuclear Regulatory Commission, or NRC, performs operational and safety reviews of nuclear facilities in the U.S.  It is possible that the NRC could take actions or impose regulations that adversely affect the demand for our products and services, or otherwise delay or prohibit construction of new nuclear power generation facilities, even temporarily. If any such event were to occur, our business or operations could be materially adversely impacted.

Near term income statement impact from competitive contracts could adversely affect our operating results.

During weaker market periods, we may choose to be more aggressive in pricing certain competitive projects to protect or gain market share or to increase the utilization of our facilities.  In these situations, it is possible that an incrementally profitable order may be unprofitable from an accounting perspective when including fixed manufacturing costs.  In these situations, we are required to recognize the financial loss at time of order acceptance, or as soon as our cost estimates are updated, whichever occurs first.  It is possible we may accumulate losses either on a large project or more than one project such that, in a short time period, for example, a reporting quarter, these losses may have a meaningful impact on the earnings of the period.

Our operating results could be adversely affected by customer contract cancellations and delays.

The value of our backlog as of March 31, 2016 was $107,963.  Our backlog can be significantly affected by the timing of large orders.  The amount of our backlog at March 31, 2016 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders.  This generally occurs more often in times of end market or capital market turmoil.  As evidence of this, we had three orders totaling $12,095 cancelled during fiscal 2016 and, including the fourth quarter of fiscal 2015, $17,990 were cancelled during the past five quarters.  We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Our current backlog contains a number of large orders from the U.S. Navy project.  In addition, we are continuing to pursue business in these end markets which offer large multi-year projects which have an added risk profile beyond that of our historic customer base.  A delay, long-term extension or cancellation of any of these projects could have a material adverse effect on our business and results of operations.

Our exposure to fixed-price contracts and the timely completion of such contracts could negatively impact our results of operations.

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, estimating errors, cost overruns, supplier failures and customer disputes. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability may decrease or losses may be incurred which, in turn, could have a material adverse effect on our business and results of operations.

Given our size and specialization of our business, if we lose any member of our management team and we experience difficulty in finding a qualified replacement, our business could be harmed.

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

Our fabrication processes require highly skilled production workers, especially welders.  Welding has not been an educational field that has been popular over the past few decades as manufacturing has moved overseas.  If we are unable to retain, hire or train an adequate number of individuals with high-end welding capability, this could adversely impact our ability to achieve our financial objectives.  In addition, if demand for highly skilled production workers were to significantly outstrip supply, wages for these skilled workers could dramatically increase in our and related industries and that could affect our financial performance.

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

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, primarily as a result of our acquisition of Energy Steel which make up 15% of the assets of the company.  The value of our intangible assets may increase in the future if we complete additional acquisitions as part of our overall business strategy. We are required to review our intangible assets for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise.  Factors that could indicate that our intangible assets are impaired could include, among other things, a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower than expected growth rates in our markets. If a portion of our intangible assets becomes impaired as a result of such a review, the impaired portion of such assets would have to be written-off during that period.  Such a write-off could have a material adverse effect on our business and results of operations.

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

Provisions contained in our contracts with customers that attempt to limit our damages may not be enforceable or may fail to protect us from liability for damages and we may not negotiate such contractual limitations of liability in certain circumstances.  Our insurance may not cover all liabilities and our historical experience may not reflect liabilities we may face in the future.  Our risk of liability may increase as we manufacture more complex or larger projects.  We also may not be able to continue to maintain such insurance at a reasonable cost or on reasonable terms, or at all.  Any material liability not covered by provisions in our contracts or by insurance could have a material adverse effect on our business and financial condition.

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

Our success depends in part on our proprietary technology.  We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights.  If we fail to successfully enforce our intellectual property rights, our competitive position could suffer.  We may also be required to spend significant resources to monitor and police our intellectual property rights.  Similarly, if we were found to have infringed upon the intellectual property rights of others, our competitive position could suffer.  Furthermore, other companies may develop technologies that are similar or superior to our technologies, duplicate or reverse engineer our technologies or design around our proprietary technologies. Any of the foregoing could have a material adverse effect on our business and results of operations.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe upon their intellectual property rights.  Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could materially harm our business and results of operations.  In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could have a material adverse effect on our business and results of operations.

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

Strength of the U.S. dollar compared with the Euro or Asian currencies may put us in a less competitive position.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates.  In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation.  Any of the foregoing could adversely affect our business and results of operations.  At March 31, 2016, we held no forward foreign currency exchange contracts.

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

Many of our large international customers are nationalized or state-owned businesses.  Any failure to comply with the United States Foreign Corrupt Practices Act could adversely impact our competitive position and subject us to penalties and other adverse consequences, which could harm our business and results of operations.

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

Provisions contained in our certificate of incorporation and bylaws could impair or delay stockholders' ability to change our management and could discourage takeover transactions that some stockholders might consider to be in their best interests.

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

Item 3.Legal Proceedings

The information required by this Item 3 is contained in Note 17 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

(Amounts in thousands, except per share data)

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE exchange under the symbol “GHM”.  As of May 23, 2016, there were 9,646,981 shares of our common stock outstanding that were held by approximately 141 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
Fiscal year 2016
First quarter	$25.25	$19.82
Second quarter	20.60	15.71
Third quarter	18.88	15.63
Fourth quarter	20.24	14.39

Fiscal year 2015
First quarter	$34.88	$26.20
Second quarter	35.35	27.99
Third quarter	34.65	26.06
Fourth quarter	28.86	20.58

(1)

The historical prices for our common stock prior to May 2, 2014 are based on the high and low per share prices on the NYSE MKT exchange, where our common stock was then listed.  On such date, our common stock began trading on the NYSE.

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends.  Dividends declared per share by our Board of Directors for the first, second, third and fourth quarters of fiscal 2016 were $.08, $.08, $.08 and $.09, respectively.  Dividends declared per share for the first, second, third and fourth quarters of fiscal 2015 were $.04, $.04, $.04 and $.08, respectively.  There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders.  The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1.  As of March 31 and May 31, 2016 we did not have any funded debt outstanding.  More information regarding our senior credit facility can be found in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

We maintain a stock repurchase program that permits us to repurchase up to $18,000 of our common stock from time to time, either in the open market or through privately negotiated transactions.  Common stock repurchases in the quarter ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
1/01/2016 – 1/31/2016	58	$15.88	$11,232
2/01/2016 – 2/29/2016	153	$17.49	$8,559
3/01/2016 – 3/31/2016	—	$—	$8,559
Total	211	$17.05	$8,559

Item 6.	Selected Financial Data

GRAHAM CORPORATION – FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2016	2015	2014	2013	2012
Operations:
Net sales	$90,039	$135,169	$102,218	$104,973	$103,186
Gross profit	23,255	41,804	31,812	31,822	32,635
Gross profit percentage	25.8%	30.9%	31.1%	30.3%	31.6%
Net income	6,131	14,735	10,145	11,148	10,553
Cash dividends	3,296	2,026	1,308	899	793

Common stock:

Basic earnings from continuing operations per share	$0.61	$1.46	$1.01	$1.11	$1.06
Diluted earnings from continuing operations per share	0.61	1.45	1.00	1.11	1.06
Stockholders' equity per share	11.34	11.50	10.49	9.30	8.20
Dividends declared per share	0.33	.20	.13	.09	.08
Market price range of common stock
High	25.25	35.35	41.94	24.80	26.30
Low	14.39	20.58	22.36	16.20	14.36
Average common shares outstanding – diluted	9,983	10,143	10,104	10,051	9,998

Financial data at March 31:

Cash and cash equivalents and investments	$65,072	$60,271	$61,146	$51,692	$41,688
Working capital	74,807	80,884	70,678	64,330	54,937
Capital expenditures	1,153	5,300	5,263	1,655	3,243
Depreciation	2,201	2,079	1,977	1,851	1,685
Total assets	143,131	154,003	140,971	126,514	114,918
Long-term debt, including capital lease obligations	157	98	136	127	203
Stockholders' equity	109,380	116,551	105,908	92,995	81,620

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Highlights

Highlights for our fiscal year ended March 31, 2016, which we refer to as “fiscal 2016” include:

•

Net income and income per diluted share for fiscal 2016, were $6,131 and $0.61 compared with net income and income per diluted share of $14,735 and $1.45, respectively, for the fiscal year ended March 31, 2015, which we refer to as “fiscal 2015.”  Net income and income per diluted share for fiscal 2015 were $15,899 and $1.57 excluding the impact of a nonrecurring restructuring charge.

•	Net sales for fiscal 2016 were $90,039, down 33% compared with $135,169 for fiscal 2015.
•	Operating cash flow for fiscal 2016 was $18,751, up from $6,279 in fiscal 2015.
•	Orders received in fiscal 2016 were $83,997, down 38% compared with fiscal 2015, when orders were $136,533, which included a large U.S. Navy order.
•	Backlog on March 31, 2016 was at $107,963, down 5% from backlog of $113,811 on March 31, 2015.
•

Gross profit and operating margins for fiscal 2016 were 25.8% and 9.4% compared with 30.9% and 16.0%, respectively, for fiscal 2015.  Fiscal 2015 operating margin was 17.2%, excluding the impact of nonrecurring restructuring expenses.

•

In fiscal 2016 $12,737 was returned to shareholders from a combination of share repurchases and dividends; 539 shares were repurchased at a cost of $9,441.  Dividends of $3,296 were paid to shareholders in fiscal 2016.  No shares were repurchased in fiscal 2015 and dividends of $2,026 were paid in fiscal 2015.

•	Cash and cash equivalents and short-term investments at March 31, 2016 were $65,072 compared with $60,271 as of March 31, 2015, an increase of $4,801.
•	At fiscal 2016 year end, we had a solid balance sheet that was free of bank debt and which we believe provides us with the financial flexibility to pursue our business strategy.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission (“SEC”) include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements.  Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability expectations;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	our ability to affect our growth and acquisition strategy;
•	our ability to expand nuclear power work into new markets;
•	our ability to maintain or expand nuclear power work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as "anticipate," "believe," "estimate," "may," "might," "intend," “interest,” "appear," "expect," “suggest,” “plan,” “encourage,” “potential” and similar expressions.  Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements.  Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

Demand for our products and services to the oil refining and chemical industries depends on capital investment for new capacity, retrofit and debottlenecking projects and for planned or unplanned maintenance activity.  Increased volatility and significant reduction in global crude oil prices beginning in the second half of calendar 2014 has caused uncertainty in the oil refining and chemical industries.  The dramatic reduction and increased volatility in global crude oil prices has caused a significant slowdown in investment by our oil refining and chemical industry customers.  These markets have altered their investment timing over the past year due to this sustained lower price and volatility of crude oil.  Capital investment within global refining and chemical industries contracted during fiscal 2016 compared with fiscal 2015 and is projected to be down further in fiscal 2017.  In the near term, we believe that the catalyst for increased investment would likely be higher or more stable crude oil prices.  However, if crude oil prices remain low for a sustained period, we expect increased global energy demand would eventually drive additional investment regardless of crude oil prices.

Demand for our products and services in the nuclear power utility market is affected by investment in maintenance, repair, life extension and nuclear regulatory mandated investment along with global investment in new capacity.  Global investment in new capacity is affected by regional legislative policy and comparative cost per unit of power output with other energy sources, such as natural gas, oil or alternative energies. Although the nuclear market which we serve is very fragmented, we continue to believe that it provides an important opportunity for our growth, especially via market share gains.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business based on our strategic actions to increase our market share and expected demand.

Strategic investment and continued concentration of effort on oil refining and chemical markets will have a long-term perspective, notwithstanding the severity of the current downturn in these markets.  We believe that long-term demand drivers for energy requirements are unchanged and have not been affected by the recent price of crude oil.  We believe that such demand, which is driven by population growth and an expanding middle class in emerging markets, requires an increase in global energy capacity and investment.  Our strategy is to continue to leverage our investments and expand our capabilities and execution capacity to grow market share in the oil refining, chemical and nuclear markets, as well as our business with the U.S. Navy.  For more information, refer to the heading “Strategy and Outlook” within this Item 7 of this Annual Report on Form 10-K.

We believe the long-term outlook in our key markets supports our strategy to grow our revenue to over $200,000 across the next business cycle in our markets.  In the near term, new order levels are expected to remain volatile, resulting in both relatively strong and weak periods.

The chart below shows the impact of our diversification strategy.   Over 60% of our backlog at the end of fiscal year 2016 is from markets not served in the Fiscal 2007-2009 time frame.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2016	2015	2014
Net sales	$90,039	$135,169	$102,218
Net income	$6,131	$14,735	$10,145
Diluted income per share	$0.61	$1.45	$1.00
Total assets	$143,131	$154,003	$140,971

Fiscal 2016 Compared with Fiscal 2015

Sales for fiscal 2016 were $90,039, down $45,130 or 33%, as compared with sales of $135,169 for fiscal 2015.  Domestic sales were $57,027 or 63% of total sales, down from $86,399 or 64% of total sales in fiscal 2015.  Domestic sales decreased $29,372, or 34%, compared with fiscal 2015 across all end markets.  International sales accounted for $33,012 or 37% of total sales for fiscal 2016, down from $48,770, or 36%, of total sales in fiscal 2015.  International sales decreased $15,758, or 32%, compared with fiscal 2015.  All international markets were weaker, with the largest decreases occurring in Canada, South and Central America and Asia.  By market, sales for fiscal 2016 were 32% to the refining industry, the same as in fiscal 2015, 33% to the chemical and petrochemical industries, down from 35% in fiscal 2015, 16% to the power markets, up from 15% in fiscal 2015, and 19% to defense and other industrial applications, up from 18% in fiscal 2015.

Our gross margin for fiscal 2016 was 25.8% compared with 30.9% for fiscal 2015.  The reduction in gross margin was driven by (1) lower facility utilization due to the 33% reduction in sales; (2) a very competitive pricing environment; and (3) costs incurred ahead of revenue for our Navy and nuclear strategies.  Gross profit for fiscal 2016 decreased $18,549, or 44% compared with fiscal 2015 due to lower sales volume as well as the items which affected gross margin.

Selling, general and administrative, or SG&A, expense for fiscal 2016 was $16,565, down 11% or $1,947, compared with $18,512 in fiscal 2015.  SG&A as a percentage of sales in fiscal 2016 increased to 18.4% of sales compared with 13.7% of sales in fiscal 2015.  The increase as a percent of sales was due to lower sales levels in fiscal 2016, partly offset by cost reductions.

In the prior year, fiscal 2015, we also incurred a pre-tax restructuring charge of $1,718 ($1,164 after tax) for severance costs related largely to a voluntary early retirement program we offered in the fourth quarter of fiscal 2015 and to certain involuntary headcount reductions which occurred in the same quarter.  The cost reductions in fiscal 2016 SG&A were partly due to this restructuring as well as lower selling, commission and other compensation expenses related to lower sales and earnings.

Other income in fiscal 2016 was $1,789.  This was due to cancellation fees received from customers primarily for two orders totaling $7,168 which were cancelled in fiscal 2016.  There was no other income in fiscal 2015.

Interest income for fiscal 2016 was $261, up from $189 in fiscal 2015.  Interest expense for fiscal 2016 was $10 compared with $11 in fiscal 2015.

Our effective tax rate in fiscal 2016 was 30% compared with an effective tax rate of 32% for fiscal 2015.  This decrease in rates was due to the retroactive reinstatement of the R&D tax credit.

Net income for fiscal 2016 and income per diluted share was $6,131 and $0.61, respectively.  Net income in fiscal 2015 was $14,735 or $1.45 per diluted share, and excluding the impact of the restructuring charge, was $15,899 and $1.57, respectively.

Fiscal 2015 Compared with Fiscal 2014

Sales for fiscal 2015 were $135,169, up $32,951 or 32%, as compared with sales of $102,218 for fiscal 2014.  Domestic sales were $86,399 or 64% of total sales, up from $63,850 or 62% of total sales in fiscal 2014.  Domestic sales increased $22,549, or 35%, compared with fiscal 2014 driven principally by new capacity investment in the U.S. chemical industry.  International sales accounted for $48,770 or 36% of total sales for fiscal 2015, up from $38,368, or 38%, of total sales in fiscal 2014.  International sales increased $10,402, or 27%, compared with fiscal 2014.  By market, sales for fiscal 2015 were 32% to the refining industry, down from 35% in fiscal 2014, 35% to the chemical and petrochemical industries, up from 24% in fiscal 2014, 15% to the power markets, down from 23% in fiscal 2014, and 18% to defense and other industrial applications, the same as in fiscal 2014.

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

We incurred a pre-tax restructuring charge of $1,718 ($1,164 after tax) for severance costs related largely to a voluntary early retirement program we offered in the fourth quarter of fiscal 2015 and to certain involuntary headcount reductions which occurred in the same quarter.  Our reduction in headcount was approximately 10% of our global workforce.  Approximately 20% of the headcount reductions occurred in the fourth quarter of fiscal 2015.  The remaining headcount reductions occurred in the first four months of fiscal 2016.  The expected annual savings from these reductions was approximately $3,000, of which $2,000 was realized in fiscal 2016.

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

Stockholders’ Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders’ equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K.  The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2016	March 31, 2015	March 31, 2014
$109,380	$116,551	$105,908

Fiscal 2016 Compared with Fiscal 2015

Stockholders’ equity decreased $7,171 or 6%, at March 31, 2016 compared with March 31, 2015.  This decrease was primarily due to our repurchase of 539 shares at a cost of $9,441, partially offset by net income earned in fiscal 2016.  See Item 5 of this Annual Report on Form 10-K for more information on our stock repurchase program.

On March 31, 2016, our net book value per share was $11.34, down 1% over March 31, 2015.

Fiscal 2015 Compared with Fiscal 2014

Stockholders’ equity increased $10,643 or 10%, at March 31, 2015 compared with March 31, 2014.  This increase was primarily due to our income earned in fiscal 2015.

On March 31, 2015, our net book value per share was $11.50, up 10% over March 31, 2014.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2016	2015
Cash and investments	$65,072	$60,271
Working capital(1)	74,807	80,884
Working capital ratio(2)	3.7	3.7
Working capital excluding cash and investments	9,735	20,613

(1)  Working capital equals current assets minus current liabilities.

(2)  Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to measure our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2016 was $18,751, compared with $6,279 for fiscal 2015.  Cash generated from changes in unbilled revenues, customer deposits, and accounts receivables reversed cash usage in those categories in fiscal 2015.  These were partially offset by lower net income, and decreases in accounts payable and accrued compensation.

Capital spending in fiscal 2016 was $1,153, compared with $5,300 in fiscal 2015.  The fiscal 2015 capital spending included the capital expansion at our Batavia, NY manufacturing facility, which started in the middle of fiscal 2014 and was completed in the middle of fiscal 2015.  This expansion was to support our growth strategies in the refining, petrochemical and for the U.S. Navy markets.  Capital expenditures in fiscal 2016 were approximately 90% for facilities along with machinery and equipment and the remaining 10% for all other items.

Share repurchases of $9,441, to repurchase 539 shares, and dividend payments of $3,296 occurred in fiscal 2016.  There were no share repurchases in fiscal 2015 and dividend payments were $2,026.

Cash and investments were $65,072 on March 31, 2016 compared with $60,271 on March 31, 2015, up $4,801 or 8%.

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

Capital expenditures for fiscal 2017 are expected to be between approximately $2,000 and $2,500.  Approximately 85% of our fiscal 2017 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

On December 2, 2015, we entered into a new senior revolving credit facility agreement with JP Morgan Chase Bank, N.A.  This revolving credit facility replaced our previous facility, which was with Bank of America, N.A.  The new facility is of equivalent size as the one it replaced, providing us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on March 31, 2016 and March 31, 2015 were $11,982 and $10,903, respectively.  The outstanding letters of credit as of March 31, 2016 were issued by JP Morgan Chase, HSBC, as well as Bank of America, under our previous credit facility.  JP Morgan letters of credit were $1,749 and HSBC letters of credit were $1,921 on March 31, 2016. Bank of America letters of credit were $8,312 on March 31, 2016 and were cash secured.  The Bank of America letters of credit do not reduce the availability on our credit facility with JP Morgan Chase.  The borrowing rate under our JP Morgan Chase facility as of March 31, 2016 was the bank’s prime rate, or 3.50%.  Availability under the JP Morgan Chase and HSBC lines of credit was $26,330 at March 31, 2016.  The availability under the Bank of America and HSBC lines, which were in place, on March 31, 2015, was $19,097.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Contractual Obligations

As of March 31, 2016, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$232	$64	$117	$51	$—
Operating leases(1)	1,943	580	772	591	—
Pension and postretirement benefits(2)	88	88	—	—	—
Accrued compensation	74	74	—	—	—
Accrued pension liability	391	26	52	52	261
Total	$2,728	$832	$941	$694	$261

(1)	For additional information, see Note 6 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
(2)

Amounts represent anticipated contributions during fiscal 2016 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees.  On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees.  Benefits payable to retirees of record on April 1, 2003 remained unchanged.  We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated.  No contributions are expected to be made to our defined benefit pension plan for fiscal 2017.

Orders and Backlog

Orders in fiscal 2016 decreased 38% to $83,997 from $136,533 in fiscal 2015, net of $12,095 of cancellations which occurred in fiscal 2016.  Orders represent communications received from customers requesting us to supply products and services.  Revenue is recognized on orders received in accordance with our revenue recognition policy described in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 67%, or $56,383, and international orders were 33%, or $27,614, of our total orders in fiscal 2016.  This compared to domestic orders of $92,115, or 67%, of total orders, and international orders of $44,418, or 33%, of our total orders in fiscal 2015.   Domestic orders decreased by $35,732, or 39%.  In fiscal 2015 there was a large U.S. Navy order, which did not repeat in fiscal 2016.  In addition, there was lower demand in the refining and petrochemical processing industries, partly offset by increased power orders.  International orders decreased by $16,804, or 38%, due to decreases in orders from and cancellations from Canada.

Backlog was $107,963 at March 31, 2016, down 5% compared with $113,811 at March 31, 2015.  Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized.  All orders in backlog represent orders from our traditional markets in established product lines.  Approximately 45% to 55% of orders currently in our backlog are expected to be converted to sales within one year.  At March 31, 2016, approximately 21% of our backlog was attributed to equipment for refinery project work, 11% for chemical and petrochemical projects, 17% for power, including nuclear energy, 47% for U.S. Navy projects and 4% for other industrial or commercial applications.  At March 31, 2015, approximately 24% of our backlog was for refinery project work, 15% for chemical and petrochemical projects, 9% for power, including nuclear energy, 48% for U.S. Navy projects and 4% for other industrial or commercial applications.  At March 31, 2016, we had two projects for $6,466 on hold.  We had three projects totaling $12,095 cancelled in fiscal 2016.  In fiscal 2015, we had two projects for $5,895 cancelled.

Strategy and Outlook

Continued weakness in the global energy markets is expected to impact our business in fiscal 2017.  The decrease in orders, and multiple cancellations, which occurred in fiscal 2016 I expected to lead to a challenging fiscal 2017.  Our pipeline has contracted as our oil refining and chemical market customers further reduced their capital spending plans when compared with last year in reaction to low and volatile oil prices.  The expected duration of this downturn is uncertain.  We expect to see strength in our power business as our power orders in fiscal 2016 improved compared with fiscal 2015.

Despite the current downturn, we continue to believe in the long-term strength of the energy markets.  Coupled with our diversification strategy with the U.S. Navy and the power market, we believe this long-term strength will support our strategy to significantly grow our business when the energy markets recover.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

The headwinds in the energy markets have caused near term uncertainty.  This has affected our outlook for fiscal 2017.  We expect revenue in fiscal 2017 to be approximately $80,000 to $95,000.  We project that approximately 45% to 55% of our March 31,

2016 backlog will convert to sales in fiscal 2017.  We expect the remaining backlog will convert beyond fiscal 2017, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2017 to be in the 24% to 26% range, compared with 25.8% in fiscal 2016.  We expect continued pricing pressure and under-utilization of our production facilities in fiscal 2017. We believe that production overhead absorption will be weak, which we expect in turn will put pressure on gross profit margins.

SG&A spending during fiscal 2017 is expected to be between $17,500 and $18,500, or approximately 19% and 20% of sales.  Our effective tax rate during fiscal 2017 is expected to be between 32% and 33%.

We expect that cash flow in fiscal 2017 will be much more moderate than fiscal 2016.  Fiscal 2016 cash flow benefited from the build-up of accounts receivable and unbilled revenue which occurred in the latter portion of fiscal 2015 and was converted to cash in fiscal 2016.

We continue to believe that the long-term outlook for the energy markets is strong.  We will continue to look toward future growth while being mindful of near term profitability, given short-term challenges.

Contingencies and Commitments

We have been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, our products.  We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims.  The claims are similar to previous asbestos lawsuits that named us as a defendant.  Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for immaterial amounts.

As of March 31, 2016, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits to which we are, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Valuation of Goodwill and Intangible Assets.  Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date.  The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management.  Goodwill is recorded when the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired.  Definite lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value.

Pension and Postretirement Benefits.  Defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts.  These assumptions are reviewed annually and include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors.  We base the discount rate assumption for our plans on Moody's or Citigroup Pension Liability Index AA-rated corporate long-term bond yield rate.  The long-term expected rate of return on plan assets is based on the plan’s asset allocation, historical returns and expectations as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets.  The salary growth assumptions are determined based on long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of likely long-term trends.

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

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue under the percentage-of-completion method, fair value estimates of goodwill and identifiable tangible and intangible assets acquired in business combinations, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.

As discussed above under the heading "Critical Accounting Policies," we recognize a majority of our revenue using the percentage-of-completion method.  The key estimate of percentage-of-completion accounting is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments.  The discount rate assumption for fiscal 2016 was 3.74% for our defined benefit pension plan and 3.11% for our other postretirement benefit plan.  A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2016 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $840 and $0, respectively.

The expected return on plan assets assumption of 8.0% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns.  A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2016 net periodic pension expense by approximately $199.

During fiscal 2016, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third party insurance company.  As a result of this transaction, the projected benefit obligation and plan assets decreased $1,710 and $1,798, respectively.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, the SEC, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on our consolidated financial statements.  For discussion of the newly issued accounting pronouncements see “Accounting and reporting changes” in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2016 or March 31, 2015, other than operating leases and letters of credit incurred in the ordinary course of business.

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

Foreign Currency

International consolidated sales for fiscal 2016 were 37% of total sales, down from 36% of sales in fiscal 2015.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In each of fiscal 2016, fiscal 2015, and fiscal 2014, substantially all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In each of fiscal 2016, fiscal 2015 and fiscal 2014, our purchases in foreign currencies represented 1% of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in fiscal 2016 or fiscal 2015, and as of March 31, 2016 and 2015, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers.  In fiscal 2016, we had three projects totaling $12,095, which were cancelled.  In fiscal 2015, we had two projects totaling $5,895 cancelled.  At March 31, 2016, we had two projects for $6,466 on hold.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Net sales	$90,039	$135,169	$102,218
Cost of products sold	66,784	93,365	70,406
Gross profit	23,255	41,804	31,812
Other expenses and income:
Selling, general and administrative	16,331	18,283	16,973
Selling, general and administrative - amortization	234	229	222
Restructuring charge	—	1,718	—
Other income	(1,789)	—	—
Interest income	(261)	(189)	(94)
Interest expense	10	11	1
Total other expenses and income	14,525	20,052	17,102
Income before provision for income taxes	8,730	21,752	14,710
Provision for income taxes	2,599	7,017	4,565
Net income	$6,131	$14,735	$10,145
Per share data
Basic:
Net income	$0.61	$1.46	$1.01
Diluted:
Net income	$0.61	$1.45	$1.00
Average common shares outstanding:
Basic	9,976	10,123	10,070
Diluted	9,983	10,143	10,104
Dividends declared per share	$.33	$.20	$.13

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Net income	$6,131	$14,735	$10,145
Other comprehensive income:
Foreign currency translation adjustment	(150)	3	(7)
Defined benefit pension and other postretirement plans, net of income tax (benefit) provision, of $(804), $(1,802), and $1,244 for the years ended March 31, 2016, 2015 and 2014, respectively	(1,470)	(3,294)	2,275
Total other comprehensive income	(1,620)	(3,291)	2,268
Total comprehensive income	$4,511	$11,444	$12,413

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$24,072	$27,271
Investments	41,000	33,000
Trade accounts receivable, net of allowances ($91 and $62 at March 31, 2016 and 2015, respectively)	12,730	17,249
Unbilled revenue	11,852	18,665
Inventories	10,811	13,994
Prepaid expenses and other current assets	613	529
Income taxes receivable	1,652	339
Total current assets	102,730	111,047
Property, plant and equipment, net	18,747	19,812
Prepaid pension asset	—	1,332
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,248	4,428
Other assets	168	146
Total assets	$143,131	$154,003
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$55	$60
Accounts payable	10,325	13,334
Accrued compensation	5,317	9,343
Accrued expenses and other current liabilities	3,826	3,247
Customer deposits	8,400	4,179
Total current liabilities	27,923	30,163
Capital lease obligations	157	98
Accrued compensation	—	124
Deferred income tax liability	3,546	5,876
Accrued pension liability	1,338	315
Accrued postretirement benefits	787	876
Total liabilities	33,751	37,452
Commitments and contingencies (Notes 6 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,468 and 10,433 shares issued and 9,646 and 10,133 shares outstanding at March 31, 2016 and 2015, respectively	1,047	1,043
Capital in excess of par value	22,315	21,398
Retained earnings	109,013	106,178
Accumulated other comprehensive loss	(10,676)	(9,056)
Treasury stock (822 and 299 shares)	(12,319)	(3,012)
Total stockholders’ equity	109,380	116,551
Total liabilities and stockholders’ equity	$143,131	$154,003

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2016	2015	2014
	(Dollar amounts in thousands)
Operating activities:
Net income	$6,131	$14,735	$10,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,201	2,079	1,977
Amortization	234	229	222
Amortization of unrecognized prior service cost and actuarial losses	1,214	514	886
Discount accretion on investments	—	—	(8)
Stock-based compensation expense	697	653	639
Loss on disposal or sale of property, plant and equipment	4	14	223
Deferred income taxes	(1,522)	157	(1,011)
(Increase) decrease in operating assets:
Accounts receivable	4,440	(6,910)	(1,001)
Unbilled revenue	6,783	(10,835)	5,318
Inventories	3,175	2,525	(5,161)
Income taxes receivable/payable	(1,309)	158	2,137
Prepaid expenses and other current and non-current assets	(162)	(152)	185
Prepaid pension asset	(1,222)	(1,108)	(793)
Increase (decrease) in operating liabilities:
Accounts payable	(2,836)	3,115	595
Accrued compensation, accrued expenses and other current and non-current liabilities	(3,178)	4,981	28
Customer deposits	4,227	(3,834)	1,009
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(126)	(42)	(160)
Net cash provided by operating activities	18,751	6,279	15,230
Investing activities:
Purchase of property, plant and equipment	(1,153)	(5,300)	(5,263)
Proceeds from disposal of property, plant and equipment	3	1	32
Purchase of investments	(44,000)	(50,000)	(109,494)
Redemption of investments at maturity	36,000	46,000	108,000
Net cash used by investing activities	(9,150)	(9,299)	(6,725)
Financing activities:
Principal repayments on capital lease obligations	(59)	(80)	(88)
Issuance of common stock	97	47	581
Dividends paid	(3,296)	(2,026)	(1,308)
Purchase of treasury stock	(9,441)	—	—
Excess tax deduction on stock awards	6	200	271
Net cash used by financing activities	(12,693)	(1,859)	(544)
Effect of exchange rate changes on cash	(107)	4	(9)
Net (decrease) increase in cash and cash equivalents	(3,199)	(4,875)	7,952
Cash and cash equivalents at beginning of year	27,271	32,146	24,194
Cash and cash equivalents at end of year	$24,072	$27,271	$32,146

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended March 31, 2016, 2015 and 2014

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2013	10,331	$1,033	$18,596	$84,632	$(8,033)	$(3,233)	$92,995
Comprehensive income				10,145	2,268		12,413
Issuance of shares	78	8	573				581
Stock award tax benefit			271				271
Dividends				(1,308)			(1,308)
Recognition of equity-based compensation expense			639				639
Issuance of treasury stock			195			122	317
Balance at March 31, 2014	10,409	1,041	20,274	93,469	(5,765)	(3,111)	105,908
Comprehensive income				14,735	(3,291)		11,444
Issuance of shares	24	2	45				47
Stock award tax benefit			200				200
Dividends				(2,026)			(2,026)
Recognition of equity-based compensation expense			653				653
Issuance of treasury stock			226			99	325
Balance at March 31, 2015	10,433	1,043	21,398	106,178	(9,056)	(3,012)	116,551
Comprehensive income				6,131	(1,620)		4,511
Issuance of shares	35	4	93				97
Stock award tax benefit			6				6
Dividends				(3,296)			(3,296)
Recognition of equity-based compensation expense			697				697
Purchase of treasury stock						(9,441)	(9,441)
Issuance of treasury stock			121			134	255
Balance at March 31, 2016	10,468	$1,047	$22,315	$109,013	$(10,676)	$(12,319)	$109,380

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2016, 2015 and 2014

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the “Company”), is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries.  Energy Steel & Supply Co. (“Energy Steel”), a wholly-owned subsidiary, is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear industry. The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2016, 2015 and 2014 are referred to as fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

Translation of foreign currencies

Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at currency exchange rates in effect at year-end and revenues and expenses are translated at average exchange rates in effect for the year.  Gains and losses resulting from foreign currency transactions are included in results of operations. The Company’s sales and purchases in foreign currencies are minimal.  Therefore, foreign currency transaction gains and losses are not significant.  Gains and losses resulting from translation of foreign subsidiary balance sheets are included in a separate component of stockholders' equity.  Translation adjustments are not adjusted for income taxes since they relate to an investment, which is permanent in nature.

Revenue recognition

Percentage-of-Completion Method

The Company recognizes revenue on all contracts with a planned manufacturing process in excess of four weeks (which approximates 575 direct labor hours) using the percentage-of-completion method.  The majority of the Company's revenue is recognized under this methodology.  The Company has established the systems and procedures essential to developing the estimates required to account for contracts using the percentage-of-completion method.  The percentage-of-completion method is determined by comparing actual labor incurred to a specific date to management's estimate of the total labor to be incurred on each contract or completion of operational milestones assigned to each contract.

Contracts in progress are reviewed monthly by management, and sales and earnings are adjusted in current accounting periods based on revisions in the contract value and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.  Revenue recognized on contracts accounted for utilizing percentage-of-completion are presented in net sales in the Consolidated Statement of Operations and unbilled revenue in the Consolidated Balance Sheets to the extent that the revenue recognized exceeds the amounts billed to customers.  See "Inventories" below.

Receivables billed but not paid under retainage provisions in its customer contracts were $2,071 and $1,751 at March 31, 2016 and 2015, respectively.

Completed Contract Method

Revenue on contracts not accounted for using the percentage-of-completion method is recognized utilizing the completed contract method.  The majority of the Company's contracts (as opposed to revenue) have a planned manufacturing process of less than four weeks and the results reported under this method do not vary materially from the percentage-of-completion method.  The

Company recognizes revenue and all related costs on these contracts upon substantial completion or shipment to the customer.  Substantial completion is consistently defined as at least 95% complete with regard to direct labor hours.  Customer acceptance is generally required throughout the construction process and the Company has no further material obligations under its contracts after the revenue is recognized.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in cost of products sold.

Investments

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  The investments are stated at amortized cost which approximates fair value.  All investments held by the Company at March 31, 2016 are scheduled to mature on or before February 3, 2017.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2016 and 2015 is as follows:

	March 31,
	2016	2015
Costs incurred since inception on contracts in progress	$35,893	$64,912
Estimated earnings since inception on contracts in progress	1,185	16,067
	37,078	80,979
Less billings to date	38,267	69,636
Net under (over) billings	$(1,189)	$11,343

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2016 and 2015 or Notes to Consolidated Financial Statements:

	March 31,
	2016	2015
Unbilled revenue	$11,852	$18,665
Progress payments reducing inventory (Note 2)	(4,641)	(3,143)
Customer deposits	(8,400)	(4,179)
Net under (over) billings	$(1,189)	$11,343

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

Recoverability potential is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows.  If the carrying value is not recoverable through related cash flows, the asset or asset group is considered to be impaired.  Impairment is measured by comparing the asset or asset group's carrying amount to its fair value.  When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

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

Research and development

Research and development costs are expensed as incurred.  The Company incurred research and development costs of $3,746, $3,585 and $3,436 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.  Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

The Company accounts for uncertain tax positions using a "more likely than not" recognition threshold.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective resolution of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  These tax positions are evaluated on a quarterly basis.  It is the Company's policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense.

The Company files federal and state income tax returns in several U.S. and non-U.S. domestic and foreign jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.

Stock-based compensation

The Company records compensation costs related to stock-based awards based on the estimated fair value of the award on the grant date.  Compensation cost is recognized in the Company's Consolidated Statements of Operations over the applicable vesting period.  The Company uses the Black-Scholes valuation model as the method for determining the fair value of its equity awards.  For restricted stock awards, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date.  The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest.  The Company estimates the forfeiture rate at the grant date by analyzing historical data and revises the estimates in subsequent periods if the actual forfeiture rate differs from the estimates.

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

	Year ended March 31,
	2016	2015	2014
Basic income per share:
Numerator:
Net income	$6,131	$14,735	$10,145
Denominator:
Weighted common shares outstanding	9,976	10,123	10,056
Share equivalent units ("SEUs") outstanding	—	—	14
Weighted average common shares and SEUs outstanding	9,976	10,123	10,070
Basic income per share	$0.61	$1.46	$1.01

Diluted income per share:
Numerator:
Net income	$6,131	$14,735	$10,145
Denominator:
Weighted average common shares and SEUs outstanding	9,976	10,123	10,070
Stock options outstanding	7	20	34
Weighted average common and potential common shares outstanding	9,983	10,143	10,104
Diluted income per share	$0.61	$1.45	$1.00

There were 54, 12 and 2 options to purchase shares of common stock at various exercise prices in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $10 in fiscal 2016, $11 in fiscal 2015, and $12 in fiscal 2014.  In addition, income taxes paid were $5,423 in fiscal 2016, $6,491 in fiscal 2015, and $3,302 in fiscal 2014.

In fiscal 2016, fiscal 2015, and fiscal 2014, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $1,470, $3,294 and $(2,275), respectively.  Also, in fiscal 2016, fiscal 2015 and fiscal 2014, non-cash activities included the issuance of treasury stock valued at $255, $325 and $317, respectively, to the Company’s Employee Stock Purchase Plan (See Note 11).

At March 31, 2016, 2015, and 2014, there were $53, $174, and $40, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Consolidated Statements of Cash Flows.  In fiscal 2016, fiscal 2015 and fiscal 2014, capital expenditures totaling $126, $22 and $90, respectively, were financed through the issuance of capital leases.

Accumulated other comprehensive loss

Comprehensive income is comprised of net income and other comprehensive income or loss items, which are accumulated as a separate component of stockholders’ equity.  For the Company, other comprehensive income or loss items include a foreign currency translation adjustment and pension and other postretirement benefit adjustments.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.  The accounting standard for fair value establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 – Valuations determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3 –Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

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

Accounting and reporting changes

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”  This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition.  The guidance allows two methods of adoption:  (1) a full retrospective approach where historical financial information is presented in accordance with the new standard and (2) a modified retrospective approach where the guidance is applied to the most current period presented in the financial statements.  In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance on principal versus agent.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the identifying performance obligations and licensing implementation guidance.  The Company is currently evaluating the impact of adopting these ASU’s and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.  See Note 1 for a description of the Company’s current revenue recognition policy.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

In November 2015, the FASB issued guidance related to the balance sheet classification of deferred income taxes.  This guidance simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets be offset and presented as a single noncurrent amount for all tax-paying components of an entity within a particular tax jurisdiction.  The provisions of the guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Earlier application of the guidance is permitted as of the beginning of any interim or annual reporting period and may be applied prospectively or retrospectively to all periods presented.  The provisions of the guidance were adopted by the Company in fiscal 2016, and the Company elected to apply the provisions retrospectively to all periods presented.  The following table presents the impact of applying the provisions retrospectively on individual line items in the Company’s Consolidated Balance Sheet at March 31, 2015:

Balance Sheet Caption	Before Application of Guidance	Reclassification	After Application of Guidance
Current deferred income tax asset	$647	$(647)	$—
Other assets	$150	$(4)	$146

Current deferred income tax liability	$(164)	$164	$—
Long-term deferred income tax liability	$(6,363)	$487	$(5,876)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet.  This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting guidance.  As a result, the effect of leases on the consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous generally accepted accounting principles.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company's consolidated financial statements.

Note 2 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2016	2015
Raw materials and supplies	$3,178	$2,763
Work in process	11,615	13,685
Finished products	659	689
	15,452	17,137
Less – progress payments	4,641	3,143
	$10,811	$13,994

Note 3 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2016	2015
Land	$210	$210
Buildings and leasehold improvements	18,774	18,682
Machinery and equipment	28,537	27,749
Construction in progress	70	70
	47,591	46,711
Less – accumulated depreciation and amortization	28,844	26,899
	$18,747	$19,812

Depreciation expense in fiscal 2016, fiscal 2015, and fiscal 2014 was $2,201, $2,079, and $1,977, respectively.

Note 4 – Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$952	$1,748

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

At March 31, 2015
Intangibles subject to amortization:
Customer relationships	$2,700	$772	$1,928

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives.  Intangible amortization expense was $180 in each of fiscal 2016, fiscal 2015 and fiscal 2014.  As of March 31, 2016, amortization expense is estimated to be $180 in each of the fiscal years ending March 31, 2017, 2018, 2019, 2020 and 2021.

There was no change in goodwill during fiscal 2016 or fiscal 2015.  Goodwill was $6,938 at March 31, 2016 and 2015.

Note 5 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2016	2015
Balance at beginning of year	$653	$308
Expense for product warranties	336	930
Product warranty claims paid	(303)	(585)
Balance at end of year	$686	$653

The product warranty liability is included in the line item “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Note 6 - Leases:

The Company leases equipment and office space under various operating leases.  Lease expense applicable to operating leases was $677, $596, and $563 in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2016	2015
Machinery and equipment	$280	$288
Less accumulated amortization	75	135
	$205	$153

Amortization of machinery and equipment under capital leases amounted to $40, $54 and $72 in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, and is included in depreciation expense.

As of March 31, 2016, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2017	$580	$64
2018	408	62
2019	364	55
2020	353	33
2021	238	18
Total minimum lease payments	$1,943	$232

Less – amount representing interest		20
Present value of net minimum lease payments		$212

Note 7 - Debt:

Short-Term Debt

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2016 and 2015.

On December 2, 2015, the Company entered into a new revolving credit facility agreement with JPMorgan Chase Bank, N.A. that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option at any time up to $50,000.  The agreement has a five year term.  This facility replaced a similar facility with Bank of America, N.A.

At the Company’s option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus a margin.  The margin is based on the Company’s funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and may range from 1.75% to .95%.  Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.30% and 0.20%, depending on the above ratio.  The bank’s prime rate was 3.50% at March 31, 2016.  The interest rate under the prior facility with Bank of America, N.A. was also the bank’s prime rate which was 3.25% at March 31, 2015.

Outstanding letters of credit under the agreement are subject to a fee of between 1.20% and 0.70%, depending on the Company’s ratio of funded debt to EBITDA.  The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of .40% by securing outstanding letters of credit with cash and cash equivalents.  At March 31, 2016, all outstanding letters of credit were secured by cash and cash equivalents.  At March 31, 2016, there were $1,749 letters of credit outstanding on the new revolving credit facility and $8,312 with Bank of America, N.A.  Availability under the line of credit was $23,251 at March 31, 2016.

Under the new revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes (“EBIT") to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0.  The Company was in compliance with all such provisions as of and for the year ended March 31, 2016.  Assets with a book value of $104,059 have been pledged to secure borrowings under the credit facility.

On March 24, 2014, the Company entered into a letter of credit facility agreement to further support its international operations.  The agreement provides a $5,000 line of credit to be used for the issuance of letters of credit.  Under the agreement, the Company incurs an annual facility fee of 0.375% of the maximum amount available under the facility and outstanding letters of credit are subject to a fee of between 1.25% and 0.75%, depending on the Company’s ratio of funded debt to EBITDA, as defined in such credit facility.  The facility requires the Company to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum EBIT to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  At March 31, 2016 there were $1,921 letters of credit outstanding and availability under the letter of credit facility was $3,079.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2016	2015
Capital lease obligations (Note 6)	$212	$158
Less: current amounts	55	60
Total	$157	$98

With the exception of capital leases, the Company has no long-term debt payment requirements over the next five years as of March 31, 2016.

Note 8 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable.  The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.  At March 31, 2016 and 2015, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts.  At March 31, 2016 and 2015, the Company was contingently liable on outstanding standby letters of credit aggregating $11,982 and $10,903, respectively.  See Note 7.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates.  In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates.  The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions.  If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation.  At March 31, 2016 and 2015, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:  The fair value of investments at March 31, 2016 and 2015 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 9 – Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year ended March 31,
	2016	2015	2014
United States	$8,301	$20,799	$14,127
China	429	953	583
	$8,730	$21,752	$14,710

The provision for income taxes related to income before income taxes consists of:

	Year ended March 31,
	2016	2015	2014
Current:
Federal	$3,795	$6,616	$5,146
State	54	165	68
Foreign	272	79	362
	4,121	6,860	5,576
Deferred:
Federal	(1,319)	(46)	(761)
State	(82)	(184)	(184)
Foreign	(154)	173	(240)
Changes in valuation allowance	33	214	174
	(1,522)	157	(1,011)
Total provision for income taxes	$2,599	$7,017	$4,565

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2016	2015	2014
Provision for income taxes at federal rate	$3,055	$7,613	$5,149
State taxes	(28)	(103)	(139)
Charges not deductible for income tax purposes	64	79	59
Recognition of tax benefit generated by qualified production activities deduction	(245)	(382)	(403)
Research and development tax credits	(232)	(180)	(80)
Valuation allowance	33	214	174
Uncertain tax positions	—	—	(134)
Other	(48)	(224)	(61)
Provision for income taxes	$2,599	$7,017	$4,565

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the Company's net deferred income tax liability follows:

	March 31,
	2016	2015
Depreciation	$(2,352)	$(2,196)
Accrued compensation	247	881
Prepaid pension asset	355	(465)
Accrued pension liability	138	121
Accrued postretirement benefits	309	342
Compensated absences	571	629
Inventories	905	(1,042)
Warranty liability	242	231
Accrued expenses	702	313
Stock-based compensation	485	500
Intangible assets	(5,159)	(5,230)
New York State investment tax credit	985	952
Other	11	40
	(2,561)	(4,924)
Less: Valuation allowance	(985)	(952)
Total	$(3,546)	$(5,876)

Deferred income taxes include the impact of state investment tax credits of $311, which expire from 2016 to 2030 and state investment tax credits of $674, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2016 and 2015 related to certain state investment tax credits would not be realized, and recorded a valuation allowance of $985 and $952, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for tax years 2013 through 2015 and examination in state tax jurisdictions for tax years 2011 through 2015.  The Company is subject to examination in the People’s Republic of China for tax years 2012 through 2015.  The liability for unrecognized tax benefits was $0 at each of March 31, 2016 and 2015.

Note 10 – Employee Benefit Plans:

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

The components of pension (benefit) cost are:

	Year ended March 31,
	2016	2015	2014
Service cost during the period	$521	$546	$576
Interest cost on projected benefit obligation	1,437	1,434	1,359
Expected return on assets	(3,181)	(3,033)	(2,728)
Amortization of:
Unrecognized prior service cost	—	4	4
Actuarial loss	1,174	580	1,002
Net pension (benefit) cost	$(49)	$(469)	$213

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2016	2015	2014
Discount rate	3.74%	4.46%	4.28%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2017.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2016	2015
Change in the benefit obligation
Projected benefit obligation at beginning of year	$39,052	$32,789
Service cost	417	442
Interest cost	1,437	1,434
Actuarial loss (gain)	(402)	5,573
Benefit payments	(1,350)	(1,186)
Liability released through annuity purchase	(1,710)	—
Projected benefit obligation at end of year	$37,444	$39,052
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$40,384	$38,548
Employer contribution	—	55
Actual return on plan assets	(765)	2,967
Benefit and administrative expense payments	(1,350)	(1,186)
Annuities purchased	(1,798)	—
Fair value of plan assets at end of year	$36,471	$40,384

Funded status
Funded status at end of year	$(973)	$1,332
Amount recognized in the Consolidated Balance Sheets	$(973)	$1,332

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2016	2015
Discount rate	3.93%	3.74%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2016, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third party insurance company.  As a result of this transaction, the projected benefit obligation and plan assets decreased $1,710 and $1,798, respectively.  The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases.  In fiscal 2015, the mortality assumption changed from the RP 2000 Mortality Table, projected to 2015 and weighted 50% blue collar for males and the RP 2000 Combined Healthy Table for females projected to 2015 to the sex district RP 2014 dollar weighted annuitant and non-annuitant Mortality Table projected to 2020 using scale MP-2014.  This change resulted in an increase to the projected benefit obligation of approximately $2,145.  The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.  The accumulated benefit obligation as of March 31, 2016 and 2015 was $32,270 and $33,998, respectively.  At March 31, 2016 and 2015, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2016	2015
Net actuarial loss	$10,662	$9,141

The increase (decrease) in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2016	2015
Net actuarial loss arising during the year	$2,280	$3,578
Amortization of actuarial loss	(759)	(375)
Amortization of prior service cost	—	(3)
	$1,521	$3,200

The estimated net actuarial loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2017 are $1,351 and $0, respectively.

The following benefit payments, which reflect future service, are expected to be paid:

2017	$1,239
2018	1,261
2019	1,270
2020	1,484
2021	1,639
2022-2026	8,896
Total	$15,789

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2016	2015
Equity securities	50-70%	67%	66%
Debt securities	20-50%	33%	34%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2016 and 2015, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$103	$103	$—	$—

Equity securities:
U.S. companies	20,010	20,010	—	—
International companies	4,459	4,459	—	—

Fixed income:
Corporate bond funds
Intermediate-term	9,520	9,520	—	—
Short-term	2,379	2,379	—	—
	$36,471	$36,471	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$126	$126	$—	$—

Equity securities:
U.S. companies	21,586	21,586	—	—
International companies	4,854	4,854	—	—

Fixed income:
Corporate bond funds
Intermediate-term	11,109	11,109	—	—
Short-term	2,709	2,709	—	—
	$40,384	$40,384	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades.  See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003.  In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan.  The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees.  The Company contribution to the defined contribution plan for these employees in fiscal 2016, fiscal 2015 and fiscal 2014 was $315, $294 and $257, respectively.

The Company has a Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums.  Pension expense recorded in fiscal 2016, fiscal 2015, and fiscal 2014 related to this plan was $76, $70 and $70, respectively.  At March 31, 2016 and 2015, the related liability was $391 and $341, respectively.  The current portion of the related liability of $26 and $26 at March 31, 2016 and 2015, respectively, is included in the caption "Accrued Compensation" and the long-term portion is included in “Accrued Pension Liability” in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees.  The Company provides matching contributions equal to 100% of the first 3% of an employee’s salary deferral and 50% of the next 2% percent of an employee’s salary deferral.  Company contributions are immediately vested.  Contributions were $866 in fiscal 2016, $940 in fiscal 2015 and $831 in fiscal 2014.

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

The components of postretirement benefit expense (income) are:

	Year ended March 31,
	2016	2015	2014
Interest cost on accumulated benefit obligation	$29	$31	$33
Amortization of prior service benefit	—	(106)	(166)
Amortization of actuarial loss	40	35	46
Net postretirement benefit expense (income)	$69	$(40)	$(87)

The weighted average discount rate used to develop the net postretirement benefit cost were 3.11%, 3.59% and 3.26% in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2016	2015
Change in the benefit obligation
Projected benefit obligation at beginning of year	$968	$951
Interest cost	29	31
Actuarial loss (gain)	(38)	75
Benefit payments	(84)	(89)
Projected benefit obligation at end of year	$875	$968

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	84	89
Benefit payments	(84)	(89)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(875)	$(968)
Amount recognized in the Consolidated Balance Sheets	$(875)	$(968)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2016	2015
Discount rate	3.16%	3.11%
Medical care cost trend rate	8.00%	8.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2022 and subsequent years.  This was accomplished using 0.5% decrements for the years ended March 31, 2016 through 2022.

The current portion of the accrued postretirement benefit obligation of $88 and $92, at March 31, 2016 and 2015, respectively, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2016	2015
Net actuarial loss	$270	$321

The increase (decrease) in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2016	2015
Net actuarial loss (gain) arising during the year	$(26)	$48
Amortization of actuarial loss	(25)	(23)
Amortization of prior service cost	—	69
	$(51)	$94

The estimated net actuarial loss and prior service cost for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net postretirement benefit income in fiscal 2017 are $39 and $0, respectively.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2017	$88
2018	84
2019	81
2020	77
2021	73
2022-2026	304
Total	$707

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

Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan ("ESOP") that covers substantially all employees in the U.S.  There were 202 and 233 shares in the ESOP at March 31, 2016 and 2015, respectively.  There were no Company contributions to the ESOP in fiscal 2016, fiscal 2015 or fiscal 2014.  Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees.  The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims.  The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage per employee of $1,000.  The Company also has total plan annual maximum aggregate stop loss coverage of $2,602.  The liability of $176 and $446 on March 31, 2016 and 2015, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued Compensation” in the Consolidated Balance Sheets.

Note 11 - Stock Compensation Plans:

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

In fiscal 2016, fiscal 2015 and fiscal 2014, 34, 30 and 32 shares, respectively, of restricted stock were awarded.  Restricted shares of 15, 12 and 14 granted to officers in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 12, 11, and 12 granted to officers and key employees in fiscal 2016, fiscal 2015, and fiscal 2014 respectively, vest 33⅓% per year over a three-year term.  The restricted shares granted to directors of 7, 7 and 6 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, vest 100% on the anniversary of the grant date.  The Company recognizes compensation cost over the period the shares vest.

During fiscal 2016, fiscal 2015, and fiscal 2014, the Company recognized $653, $598, and $582, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $230, $210 and $205, respectively, of related tax benefits.

The Company received cash proceeds from the exercise of stock options of $97, $47 and $581 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.  In fiscal 2016, fiscal 2015 and fiscal 2014, the Company recognized a $5, $197 and $268, respectively, increase in capital in excess of par value for the income tax benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company's stock option awards during fiscal 2016, fiscal 2015 and fiscal 2014:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at April 1, 2013	146	$16.04
Exercised	(52)	11.31
Forfeited	(1)	19.15
Outstanding at March 31, 2014	93	18.60
Exercised	(2)	19.66
Forfeited	(1)	18.65
Outstanding at March 31, 2015	90	18.57
Exercised	(7)	13.30
Forfeited	—	—
Outstanding at March 31, 2016	83	19.03	4.37 years	$238

Vested or expected to vest at March 31, 2016	83	19.03	4.37 years	238

Exercisable at March 31, 2016	83	19.03	4.37 years	238

The following table summarizes information about stock options outstanding at March 31, 2016:

Exercise Price	Options Outstanding at March 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 6.90- 7.98	6	$7.00	1.08
12.52-15.25	23	14.64	3.19
18.65-21.19	42	18.94	6.06
30.88-44.50	12	33.04	2.20
6.90-44.50	83	19.03	4.37

The total intrinsic value of the stock options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was $71, $32 and $1,221, respectively.  As of March 31, 2016, there was $1,063 of total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock.  The Company expects to recognize this expense over a weighted average period of 1.44 years.

The outstanding options expire between June 2016 and May 2022.  Options, stock awards and performance awards available for future grants were 377 at March 31, 2016.

The following table summarizes information about the Company's restricted stock awards during fiscal 2016, fiscal 2015 and fiscal 2014:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2013	61	$18.51
Granted	32	24.00
Vested	(24)	17.20
Forfeited	(5)	15.81
Non-vested at March 31, 2014	64	21.93
Granted	30	28.36
Vested	(15)	23.04
Forfeited	(9)	21.56
Non-vested at March 31, 2015	70	24.47
Granted	34	23.13
Vested	(28)	23.23
Forfeited	(6)	19.75
Non-vested at March 31, 2016	70	25.03	$—

During fiscal 2014, the Company terminated its Long-Term Incentive Plan, which provided for awards of share equivalent units (“SEUs”) for outside directors based upon the Company's performance.  Upon termination, the final value of the share equivalent units was determined and the related share equivalent units were cancelled.  The liability at March 31, 2016 and 2015 was $0 and $158, respectively.  During fiscal 2016 and fiscal 2015, $158 and $157, respectively, was paid to the participating directors.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock on the last day of a six-month offering period at a purchase price equal to the lesser of 85% of the fair market value of the common stock on either the first day or the last day of the offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  In fiscal 2016, fiscal 2015 and fiscal 2014, 16, 12 and 16 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years.  During fiscal 2016, fiscal 2015 and fiscal 2014, the Company recognized stock-based compensation cost of $44, $55 and $57, respectively, related to the ESPP and $16, $19 and $20, respectively, of related tax benefits.  The Company recognized a $1, $3 and $3 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Note 12 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2016 and fiscal 2015 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2014	$(6,168)	$403	$(5,765)
Other comprehensive income before reclassifications	(3,626)	3	(3,623)
Amounts reclassified from accumulated other comprehensive loss	332	—	332
Net current-period other comprehensive income	(3,294)	3	(3,291)
Balance at March 31, 2015	(9,462)	406	(9,056)
Other comprehensive income before reclassifications	(2,255)	(150)	(2,405)
Amounts reclassified from accumulated other comprehensive loss	785	—	785
Net current-period other comprehensive income	(1,470)	(150)	(1,620)
Balance at March 31, 2016	$(10,932)	$256	$(10,676)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2016

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—	(1)
Amortization of actuarial loss	(1,214)	(1)
	(1,214)		Income before provision for income taxes
	(429)		Provision for income taxes
	$(785)		Net income

Year ended March 31, 2015

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$102	(1)
Amortization of actuarial loss	(616)	(1)
	(514)		Income before provision for income taxes
	(182)		Provision for income taxes
	$(332)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

Note 13 - Segment Information:

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

Net sales by product line for the following fiscal years are:

	Year ended March 31,
	2016	2015	2014
Heat transfer equipment	$31,479	$58,224	$37,086
Vacuum equipment	28,323	28,698	27,236
All other	30,237	48,247	37,896
Net sales	$90,039	$135,169	$102,218

The breakdown of net sales by geographic area for the following fiscal years is:

	Year ended March 31,
	2016	2015	2014
Net Sales:
Africa	$112	$237	$152
Asia	8,859	11,253	11,486
Australia & New Zealand	230	330	307
Canada	8,702	15,807	11,419
Central America	36	1,772	3,210
Europe	856	943	2,091
Mexico	620	407	728
Middle East	11,039	10,155	4,350
South America	2,558	7,866	4,625
U.S.	57,027	86,399	63,850
Net sales	$90,039	$135,169	$102,218

The final destination of products shipped is the basis used to determine net sales by geographic area.  No sales were made to the terrorist sponsoring nations of Sudan, Iran, or Syria.

There were no sales to a single customer that amounted to 10% or more of total consolidated net sales in fiscal 2016, fiscal 2015 or fiscal 2014.

Note 14 – Restructuring Charge:

In fiscal 2015, the Company eliminated certain director, management, office and manufacturing positions.  As a result, a restructuring charge of $1,718 was recognized, which included severance costs.  This charge is included in the caption “Restructuring Charge” in the fiscal 2015 Consolidated Statement of Operations.  A reconciliation of the changes in the restructuring reserve is as follows:

	Year ended March 31, 2016	Year ended March 31, 2015
Balance at beginning of year	$1,718	$—
(Income) expense for restructuring	(3)	1,718
Amounts paid for restructuring	(1,641)	—
Balance at end of year	$74	$1,718

The liability of $74 at March 31, 2016 and the current portion of the liability of $1,594 at March 31, 2015 are included in the caption “Accrued Compensation” in the Consolidated Balance Sheets.  The long-term portion of $124 at March 31, 2015 is separately presented in the Consolidated Balance Sheet.

NOTE 15 – Other Income:

During fiscal 2016, certain orders from customers were cancelled. The contracts for the cancelled orders included provisions that entitled the Company to cancellation charges. The amount of the cancellation charges were negotiated and settled with the customers. This income, net of costs incurred on the contracts, of $1,789 is presented in the caption “Other Income” in the fiscal 2016 Consolidated Statement of Operations.

NOTE 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program.  For the year ended March 31, 2016, the Company had purchased 539 shares at an aggregate cost of $9,441 under this program. No shares were purchased under this program in fiscal 2015.

Note 17– Commitments and Contingencies:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims in the Company’s current lawsuits are similar to those made in previous asbestos suits that named the Company as a defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of March 31, 2016, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

Note 18 - Quarterly Financial Data (Unaudited):

A capsule summary of the Company's unaudited quarterly results for fiscal 2016 and fiscal 2015 is presented below:

	First	Second	Third	Fourth	Total
Year ended March 31, 2016	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$27,617	$22,798	$17,323	$22,301	$90,039
Gross profit	8,037	7,135	3,524	4,559	23,255
Net income	2,361	1,976	1,274	520	6,131
Per share:
Net income:
Basic	$.23	$.20	$.13	$.05	$0.61
Diluted	$.23	$.20	$.13	$.05	$0.61

Market price range of common stock	$19.82-25.25	$15.71-20.60	$15.63-18.88	$14.39-20.24	$14.39-25.25

	First	Second	Third	Fourth		Total
Year ended March 31, 2015	Quarter	Quarter	Quarter	Quarter		Year
Net sales	$28,502	$35,566	$33,646	$37,455		$135,169
Gross profit	7,932	10,984	10,103	12,785		41,804
Net income	2,392	4,186	3,992	4,165	(1)	14,735	(1)
Per share:
Net income:
Basic	$.24	$.41	$.39	$.41		$1.46
Diluted	$.24	$.41	$.39	$.41		$1.45

Market price range of common stock	$26.20-34.88	$27.99-35.35	$26.06-34.65	$20.58-28.86		$20.58-35.35

(1)  In the fourth quarter of fiscal 2015, the Company recognized a $1,718 restructuring charge.   As a result, net income includes the restructuring charge, net of tax, of $1,164.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2016. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2016 of the Company and our reports dated May 31, 2016 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 1, 2016

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President – Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (“2013”) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2016.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.graham-mfg.com by clicking on the "Corporate Governance" heading in the “Investor Relations” tab. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in our proxy statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2016

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	83	$19.03	377
Equity compensation plans not approved by security holders	—	—	—
Total	83	$19.03	377

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading “Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in our proxy statement for our 2016 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2016.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

We have filed our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and have listed such financial statements in the Index to Financial Statements included in Item 8.  In addition, the financial statement schedule entitled “Schedule II - Valuation and Qualifying Accounts” is filed as part of this Annual Report on Form 10-K under this Item 15.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the "Company") as of March 31, 2016 and 2015, and for each of the three years in the period ended March 31, 2016, and the Company's internal control over financial reporting as of March 31, 2016, and have issued our reports thereon dated May 31, 2016; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 1, 2016

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2016
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$62	$38	$—	$(9)	$91
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$653	$336	$—	$(303)	$686
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$1,718	$(3)	$—	$(1,641)	$74

Year ended March 31, 2015
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$46	$24	$—	$(8)	$62
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$308	$930	$—	$(585)	$653
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$—	$1,718	$—	$—	$1,718

Year ended March 31, 2014
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$19	$—	$(6)	$46
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$408	$125	$—	$(225)	$308

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

	3.1

Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

(10)	Material Contracts

#	10.1

Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference from Appendix A to the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 30, 2000.

#	10.2	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 27, 2006.

#	10.3

Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 27, 2006.

#	10.4

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 23, 2006.

#	10.5

Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007, is incorporated herein by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

#	10.6

Form of Director Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

#	10.7

Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and James R. Lines is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 31, 2008.

#	10.8

Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 31, 2008.

#	10.9

Graham Corporation Annual Stock-Based Incentive Award Plan for Senior Executives is incorporated herein by reference from Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

#	10.10	Graham Corporation Annual Executive Cash Bonus Program is incorporated herein by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended March 31, 2009.

#	10.11	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#	10.12

Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#	10.13

Form of Employee Time-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#	10.14

Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 29, 2010.

#	10.15

Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#	10.16

Amended and Restated Employment Agreement between Graham Corporation and Jeffrey F. Glajch executed and effective on July 29, 2010 is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

		.

10.17	Policy Statement on Stockholder Rights Plans is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 9, 2010.

# 10.18

Compensation information, including information regarding restricted stock grants made to the Company’s named executive officers under the Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company’s Current Report on Form 8-K dated May 28, 2015, is incorporated herein by reference.

# 10.19	Compensation information regarding named executive officer base salaries previously filed on the Company’s Current Report on Form 8-K dated March 23, 2016 is incorporated herein by reference.

# 10.20

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

# 10.21

Employment Agreement between Graham Corporation and Jennifer R. Condame executed and effective on July 25, 2013 is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

10.22

Continuing Letter of Credit Facility dated March 24, 2014 between Graham Corporation and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 20, 2014.

10.23

Letter Agreement dated March 24, 2014, with respect to the Continuing Letter of Credit Facility dated March 24, 2014, between Graham Corporation and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 20, 2014.

10.24

Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

10.25

Revolving Credit Note between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

10.26

Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

10.27

Trademark Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

10.28

Patent Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

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

(21)	Subsidiaries of the registrant

* 21.1	Subsidiaries of the registrant

(23)	Consents of Experts and Counsel

* 23.1	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

* 31.1	Certification of Principal Executive Officer

* 31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*	32.1	Section 1350 Certifications

(101)	Interactive Date File

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Definitions Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed with this report.
#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 1, 2016	By:	/s/ Jeffrey F. Glajch
Jeffrey F. Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines	President and Chief Executive Officer and	June 1, 2016
James R. Lines	Director (Principal Executive Officer)

/s/ Jeffrey F. Glajch	Vice President-Finance & Administration, Chief	June 1, 2016
Jeffrey F. Glajch	Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Jennifer R. Condame	Chief Accounting Officer	June 1, 2016
Jennifer R. Condame	(Principal Accounting Officer)

/s/ James J. Barber	Director	June 1, 2016
James J. Barber

/s/ Alan Fortier	Director	June 1, 2016
Alan Fortier

/s/ James J. Malvaso	Director and Chairman of the Board	June 1, 2016
James J. Malvaso

/s/ Gerard T. Mazurkiewicz	Director	June 1, 2016
Gerard T. Mazurkiewicz

/s/ Jonathan W. Painter	Director	June 1, 2016
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 1, 2016
Lisa M. Schnorr

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2016

____________________

GRAHAM CORPORATION