Form 10-Q
period 2016-06-30
GRAHAM CORP
filed 2016-08-02
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

585-343-2216

(Registrant's telephone number, including area code)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of July 27, 2016, there were outstanding 9,713,640 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2016 and March 31, 2016 and for the Three-Month Periods

Ended June 30, 2016 and 2015

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended June 30,
	2016	2015
	(Amounts in thousands, except per share data)
Net sales	$22,365	$27,617
Cost of products sold	18,254	19,580
Gross profit	4,111	8,037
Other expenses and income:
Selling, general and administrative	3,598	4,580
Selling, general and administrative – amortization	58	58
Restructuring charge	555	—
Interest income	(87)	(52)
Interest expense	2	3
Total other expenses and income	4,126	4,589
(Loss) income before (benefit) provision for income taxes	(15)	3,448
(Benefit) provision for income taxes	(100)	1,087
Net income	85	2,361
Retained earnings at beginning of period	109,013	106,178
Dividends	(866)	(813)
Retained earnings at end of period	$108,232	$107,726
Per share data
Basic:
Net income	$0.01	$0.23
Diluted:
Net income	$0.01	$0.23
Weighted average common shares outstanding:
Basic	9,675	10,148
Diluted	9,680	10,161
Dividends declared per share	$0.09	$0.08

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Net income	$85	$2,361
Other comprehensive income:
Foreign currency translation adjustment	(138)	(1)
Defined benefit pension and other postretirement plans net of income tax of $123 and $107, for the three months ended June 30, 2016 and 2015, respectively	225	196
Total other comprehensive income	87	195
Total comprehensive income	$172	$2,556

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2016	2016
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$26,705	$24,072
Investments	41,000	41,000
Trade accounts receivable, net of allowances ($48 and $91 at June 30 and March 31, 2016, respectively)	16,184	12,730
Unbilled revenue	13,720	11,852
Inventories	7,251	10,811
Prepaid expenses and other current assets	1,408	613
Income taxes receivable	1,869	1,652
Total current assets	108,137	102,730
Property, plant and equipment, net	18,298	18,747
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,203	4,248
Other assets	167	168
Total assets	$148,043	$143,131
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$54	$55
Accounts payable	9,233	10,325
Accrued compensation	4,955	5,317
Accrued expenses and other current liabilities	4,067	3,826
Customer deposits	15,094	8,400
Total current liabilities	33,403	27,923
Capital lease obligations	147	157
Accrued compensation	81	—
Deferred income tax liability	3,793	3,546
Accrued pension liability	1,158	1,338
Accrued postretirement benefits	794	787
Total liabilities	39,376	33,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,537 and 10,468 shares issued and 9,714 and 9,646 shares outstanding at June 30 and March 31, respectively	1,054	1,047
Capital in excess of par value	22,319	22,315
Retained earnings	108,232	109,013
Accumulated other comprehensive loss	(10,589)	(10,676)
Treasury stock, (823 and 822 shares)	(12,349)	(12,319)
Total stockholders’ equity	108,667	109,380
Total liabilities and stockholders’ equity	$148,043	$143,131

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$85	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	524	563
Amortization	58	58
Amortization of unrecognized prior service cost and actuarial losses	348	303
Stock-based compensation expense	42	220
Loss on disposal or sale of property, plant and equipment	1	—
Deferred income taxes	106	390
(Increase) decrease in operating assets:
Accounts receivable	(3,511)	1,701
Unbilled revenue	(1,868)	177
Inventories	3,560	2,284
Prepaid expenses and other current and non-current assets	(792)	(462)
Income taxes payable/receivable	(214)	361
Prepaid pension asset	—	(305)
Increase (decrease) in operating liabilities:
Accounts payable	(1,011)	(1,145)
Accrued compensation, accrued expenses and other current and non-current liabilities	(115)	(2,284)
Customer deposits	6,694	(796)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(93)	(95)
Net cash provided by operating activities	3,814	3,331
Investing activities:
Purchase of property, plant and equipment	(129)	(264)
Purchase of investments	(9,000)	(9,000)
Redemption of investments at maturity	9,000	9,000
Net cash used by investing activities	(129)	(264)
Financing activities:
Principal repayments on capital lease obligations	(11)	(15)
Issuance of common stock	4	96
Dividends paid	(866)	(813)
Purchase of treasury stock	(30)	—
Excess tax (deficiency) benefit on stock awards	(35)	12
Net cash used by financing activities	(938)	(720)
Effect of exchange rate changes on cash	(114)	(2)
Net increase in cash and cash equivalents	2,633	2,345
Cash and cash equivalents at beginning of year	24,072	27,271
Cash and cash equivalents at end of period	$26,705	$29,616

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its (i) wholly-owned foreign subsidiary located in Suzhou, China and (ii) wholly-owned domestic subsidiary located in Lapeer, Michigan.  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission.  The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements.  The unaudited Condensed Consolidated Balance Sheet as of March 31, 2016 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2016.  For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016 ("fiscal 2016").  In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2017 ("fiscal 2017").

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

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,968 and $2,071 at June 30, 2016 and March 31, 2016, respectively.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at June 30, 2016 are scheduled to mature on or before March 7, 2017.

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

Major classifications of inventories are as follows:

	June 30, 2016	March 31, 2016
Raw materials and supplies	$2,866	$3,178
Work in process	10,981	11,615
Finished products	748	659
	14,595	15,452
Less - progress payments	7,344	4,641
Total	$7,251	$10,811

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$997	$1,703
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800
At March 31, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$952	$1,748
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over the estimated useful lives.  Intangible amortization expense for each of the three months ended June 30, 2016 and 2015 was $45.  As of June 30, 2016, amortization expense is estimated to be $135 for the remainder of fiscal 2017 and $180 in each of the fiscal years ending March 31, 2018, 2019, 2020 and 2021.

NOTE 6 – STOCK-BASED COMPENSATION:

The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value provides for the issuance of up to 1,375 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors; provided, however, that no more than 467 shares of common stock may be used for awards other than stock options.  Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

Restricted stock awards granted in the three-month periods ended June 30, 2016 and 2015 were 82 and 34, respectively.  Restricted shares of 43 and 15 granted to officers in fiscal 2017 and fiscal 2016, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 31 and 12 granted to officers and key employees in fiscal 2017 and fiscal 2016, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 8 and 7 granted to directors in fiscal 2017 and fiscal 2016, respectively, vest 100% on the first year anniversary of the grant date.   There were no stock option awards granted in the three-month periods ended June 30, 2016 and 2015.

During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $29 and $206, respectively.  The income tax benefit recognized related to stock-based compensation was $10 and $73 for the three months ended June 30, 2016 and 2015, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation costs of $13 and $14, respectively, related to the ESPP and $5 and $5, respectively, of related tax benefits.

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

	Three Months Ended June 30,
	2016	2015
Basic income per share
Numerator:
Net income	$85	$2,361
Denominator:
Weighted average common shares outstanding	9,675	10,148
Basic income per share	$.01	$.23
Diluted income per share
Numerator:
Net income	$85	$2,361
Denominator:
Weighted average common shares outstanding	9,675	10,148
Stock options outstanding	5	13
Weighted average common and potential common shares outstanding	9,680	10,161
Diluted income per share	$.01	$.23

Options to purchase a total of 54 and 12 shares of common stock were outstanding at June 30, 2016 and 2015, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended June 30,
	2016	2015
Balance at beginning of period	$686	$653
Expense for product warranties	166	91
Product warranty claims paid	(158)	(112)
Balance at end of period	$694	$632

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $2 and $3 for the three month periods ended June 30, 2016 and 2015, respectively.  Income taxes paid for the three months ended June 30, 2016 and 2015 were $43 and $324, respectively.

During the three months ended June 30, 2016 and 2015, respectively, stock option awards were exercised and restricted stock awards vested.  In connection with such stock option exercises and vesting, the related income tax benefit realized was (less) greater than the tax benefit that had been recorded pertaining to the compensation cost recognized by $(35) and $12, respectively, for such periods.  This excess tax (deficiency) benefit has been separately reported under "Financing activities" in the Condensed Consolidated Statements of Cash Flows.

At June 30, 2016 and 2015, respectively, there were $0 and $22 of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost (benefit) are as follows:

	Three Months Ended June 30,
	2016	2015
Service cost	$150	$131
Interest cost	362	359
Expected return on assets	(718)	(795)
Amortization of actuarial loss	338	293
Net pension cost (benefit)	$132	$(12)

The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2016 and does not expect to make any contributions to the plan for the balance of fiscal 2017.

The components of the postretirement benefit cost are as follows:

	Three Months Ended June 30,
	2016	2015
Interest cost	$6	$7
Amortization of actuarial loss	10	10
Net postretirement benefit cost	$16	$17

The Company paid no benefits related to its postretirement benefit plan during the three months ended June 30, 2016.  The Company expects to pay benefits of approximately $88 for the balance of fiscal 2017.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $157 and $176 on June 30, 2016 and March 31, 2016, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, products made by the Company.  The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims.  The claims in the Company’s current lawsuits are similar to those made in previous asbestos-related suits that named the Company as defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of June 30, 2016, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for the tax years 2013 through 2015 and examination in state tax jurisdictions for the tax years 2011 through 2015.  The Company is subject to examination in the People’s Republic of China for tax years 2013 through 2015.

There was no liability for unrecognized tax benefits at each of June 30, 2016 and March 31, 2016.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2016 and 2015 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2016	$(10,932)	$256	$(10,676)
Other comprehensive income before reclassifications	—	(138)	(138)
Amounts reclassified from accumulated other comprehensive loss	225	—	225
Net current-period other comprehensive income	225	(138)	87
Balance at June 30, 2016	$(10,707)	$118	$(10,589)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2015	$(9,462)	$406	$(9,056)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	196	—	196
Net current-period other comprehensive income	196	(1)	195
Balance at June 30, 2015	$(9,266)	$405	$(8,861)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended June 30,
	2016		2015
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(348)	(1)	$(303)	(1)
	(348)		(303)		(Loss) income before (benefit) provision for income taxes
	(123)		(107)		(Benefit) provision for income taxes
	$(225)		$(196)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING CHARGE:

In the first quarter of fiscal 2017, the Company’s workforce was aligned with the current and projected market conditions by eliminating certain management, office and manufacturing positions.  As a result, a restructuring charge of $555 was recognized, which included severance and related employee benefit costs.  This charge is included in the caption “Restructuring Charge” in the Condensed Consolidated Statement of Operations and Retained Earnings for the three months ended June 30, 2016.  The reconciliation of the changes in the restructuring reserve is as follows:

Three Months Ended
June 30,
2016
Balance at beginning of period	$74
Expense for restructuring	555
Amounts paid for restructuring	(77)
Balance at end of period	$552

The current portion of the liability of $471 and $74 at June 30 and March 31, 2016 respectively, is included in the caption “Accrued Compensation” in the Condensed Consolidated Balance Sheets.  The long-term portion of $81 at June 30, 2016 is separately presented in the Condensed Consolidated Balance Sheet.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”  This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition.  The guidance allows two methods of adoption:  (1) a full retrospective approach where historical financial information is presented in accordance with the new standard and (2) a modified retrospective approach where the guidance is applied to the most current period presented in the financial statements.  In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance on principal versus agent.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients,” which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition.  The Company is currently evaluating the impact of adopting these ASU’s and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.  See Note 2 for a description of the Company’s current revenue recognition policy.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which requires companies to utilize an impairment model that is based on expected losses rather than incurred losses when estimating the allowance for credit losses.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

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

Our current fiscal year (which we refer to as “fiscal 2017”) ends March 31, 2017.

Highlights

Highlights for the three months ended June 30, 2016 include:

•

Net sales for the first quarter of fiscal 2017 were $22,365, down 19% compared with $27,617 for the first quarter of the fiscal year ended March 31, 2016 (we refer to the fiscal year ended March 31, 2016 as "fiscal 2016").

•

Net income and income per diluted share for the first quarter of fiscal 2017 were $85 and $0.01, compared with $2,361 and $0.23, respectively, for the first quarter of fiscal 2016.  Excluding a restructuring charge, net income and income per diluted share for the first quarter of fiscal 2017 were $468 and $0.05.

•	Orders booked in the first quarter of fiscal 2017 were $14,601, down 39% compared with the first quarter of fiscal 2016 when orders were $23,976.
•	Backlog was $99,863 at June 30, 2016, compared with $107,963 at March 31, 2016.
•	Gross profit margin and operating margin for the first quarter of fiscal 2017 was 18% and 0%, respectively, compared with 29% and 12%, respectively, for the first quarter of fiscal 2016.
•	Cash and short-term investments at June 30, 2016 were $67,705, up 4% compared with $65,072 at March 31, 2016.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for fiscal 2016.

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

Current Market Conditions

Demand for our products and services to the oil refining and chemical industries depends on capital investment for new capacity, retrofit and debottlenecking projects and for planned or unplanned maintenance activity.  Increased volatility and significant reduction in global crude oil prices beginning in the second half of calendar 2014 created continuing uncertainty in the oil refining and chemical industries.  The dramatic reduction and increased volatility in global crude oil prices and uncertainty of the mid- and long-term outlook has also caused our customers in these markets to alter their investment timing over the past year.  Capital investment within global refining and chemical industries contracted during fiscal 2016 compared with fiscal 2015 and has continued to contract in fiscal 2017.  In the near term, we believe that the catalyst for increased investment would be higher or more stable crude oil prices.  However, even if crude oil prices remain low for a sustained period, we believe that increased global energy and petrochemical demand will eventually drive additional investment.

Demand for our products and services in the nuclear power utility market is affected by investment in maintenance, repair, life extension and nuclear regulatory mandated investment, along with global investment in new capacity.  Global investment in new capacity is affected by regional legislative policy and comparative cost per unit of power output with other energy sources, such as natural gas, oil or alternative energies. Because the nuclear market which we serve is very fragmented, we continue to believe that it provides an important opportunity for growth.

Demand in our naval nuclear propulsion market is tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business, based on anticipated demand and our strategic actions to increase our market share.

Oil refining and chemicals are expected to remain important end markets, notwithstanding the severity of the current downturn in these industries.  We will maintain focus in these sectors and implement strategies that expand participation and our market share.  We believe that long-term demand drivers for energy requirements are unchanged and have not been affected by the decline in the price of crude oil.  We believe that such demand, which is driven by population growth and an expanding middle class in emerging markets, requires an increase in global energy and petrochemical capacity and investment which could be partially offset by technological innovation.  Our strategy is to continue to leverage our investments and expand our capabilities and execution capacity to grow market share in the oil refining, chemical and nuclear markets, as well as our business with the U.S. Navy.  For more information, refer to the heading “Strategy and Outlook” within this Item 2 of this Quarterly Report on Form 10-Q.

We believe the long-term outlook in our key markets supports our strategy to grow our revenue to over $200,000 across the next business cycle in our markets.  In the near term, new order levels are expected to remain volatile, resulting in both relatively strong and weak periods.

The chart below shows the impact of our diversification strategy over the last ten years.   Over 60% of our current backlog is from markets not served in the Fiscal 2007-2009 time frame.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Net sales	$22,365	$27,617
Gross profit	$4,111	$8,037
Gross profit margin	18%	29%
SG&A expense (1)	$3,656	$4,638
SG&A as a percent of sales	16%	17%
Net income	$85	$2,361
Diluted income per share	$0.01	$0.23
Total assets	$148,043	$152,108
Total assets excluding cash, cash equivalents and investments	$80,338	$89,492

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The First Quarter of Fiscal 2017 Compared With the First Quarter of Fiscal 2016

Sales for the first quarter of fiscal 2017 were $22,365, a decrease of 19% from sales of $27,617 for the first quarter of fiscal 2016.  The current quarter's sales had lower volume across all markets, except power, particularly from the chemical and petrochemical market.  Domestic sales in the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016 decreased $1,395, or 8%, while international sales year-over-year decreased $3,857, or 39%, primarily as a result of lower sales to the Middle East.  International sales accounted for 27% and 36% of total sales for the first quarter of fiscal 2017 and fiscal 2016, respectively.  Fluctuations in sales among products and geographic locations can vary measurably from quarter to quarter based on timing and magnitude of projects.  Sales in the three months ended June 30, 2016 were 32% to the refining industry, 23% the chemical and petrochemical industries, 21% to the power industry, including the nuclear market and 24% to defense and other industrial applications.  Sales in the three months ended June 30, 2015 were 28% to the refining industry, 41% to the chemical and petrochemical industries, 13% to the power industry, and 18% to defense and other industrial applications.  For additional information on future sales and our markets, see "Orders and Backlog" below.

Our gross profit margin for the first quarter of fiscal 2017 was 18% compared with 29% for the first quarter of fiscal 2016.  Gross profit dollars for the first quarter of fiscal 2017 decreased 49% compared with fiscal 2016, to $4,111 from $8,037.  Gross profit and margin reflect lower margin orders from backlog, less short cycle sales and reduced production volume resulting in under-absorption of overhead.

SG&A expenses as a percent of sales for the three-month periods ended June 30, 2016 and 2015 were 16% and 17%, respectively.  SG&A expenses in the first quarter of fiscal 2017 were $3,656, a decrease of $982, or 21%, compared with the first quarter of fiscal 2016 SG&A of $4,638.  This decrease was principally due to lower sales volume and mix, lower compensation costs and other actions taken to reduce costs.

Due to extended weakness in the global energy markets, in the first quarter of fiscal 2017 we incurred a pre-tax restructuring charge of $555 ($383 after tax) for severance costs related to certain headcount reductions which occurred in the quarter.  Additional pre-tax restructuring costs, as part of the same restructuring program, estimated at $100 will occur in the second quarter.  The reduction in headcount was approximately 10% of our global workforce.  The expected annual savings from these reductions is expected to be $2,700, of which approximately $2,000 will be realized in fiscal 2017.

Interest income for the three-month periods ended June 30, 2016 and 2015 was $87 and $52, respectively.  Low levels of interest income resulted from the continuing low level of interest rates on short term certificates of deposit and money market rates.  Interest expense was $2 for the quarter ended June 30, 2016 compared with $3 for the quarter ended June 30, 2015.

There was a favorable $100 tax credit for an adjustment in the first quarter of fiscal 2017, which represented the taxes for the first quarter of fiscal 2017. In the first quarter of fiscal 2016, our tax rate was 32%.

Net income and income per diluted share for the first quarter of fiscal 2017 were $85 and $0.01, compared with $2,361 and $0.23, respectively, for the first quarter of fiscal 2016.  Excluding a restructuring charge, net income and income per diluted share for the first quarter of fiscal 2017 were $468 and $0.05.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2016	2016
Cash and investments	$67,705	$65,072
Working capital	74,734	74,807
Working capital ratio(1)	3.2	3.7
Working capital excluding cash and investments	7,029	9,735

(1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first quarter of fiscal 2017 was $3,814, compared with $3,331 of cash generated for the first quarter of fiscal 2016.  The increase in cash generation year over year was attributable to an increase in customer deposits and lower inventory levels, partially offset by lower net income and higher accounts receivable.

Dividend payments and capital expenditures in the first quarter of fiscal 2017 were $866 and $129, respectively, compared with $813 and $264, respectively, for the first quarter of fiscal 2016.  The higher dividend payment was due to the increase in dividends per share announced in January 2016.

Capital expenditures for fiscal 2017 are expected to be between approximately $2,000 and $2,500.  Approximately 85% of our fiscal 2017 capital expenditures are expected to be for productivity-enhancing machinery and equipment, with the remaining amounts expected to be used for information technology upgrades and other items.

Cash and investments were $67,705 on June 30, 2016 compared with $65,072 on March 31, 2016, up $2,633.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on June 30, 2016 and March 31, 2016 were $10,506 and $11,982, respectively.  The outstanding letters of credit as of June 30, 2016 were issued by JP Morgan Chase, HSBC, as well as Bank of America, under our previous credit facility.  There were no other amounts outstanding on our credit facilities at June 30, 2016 and March 31, 2016.  The borrowing rate under our JP Morgan Chase facility as of June 30, 2016 was the bank’s prime rate, or 3.50%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,887 and $26,330 at June 30, 2016 and March 31, 2016, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended June 30, 2016 were $14,601 compared with $23,976 for the same period last year, a decrease of 39%.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 72% of total orders, or $10,547, and international orders were 28% of total orders, or $4,054, in the current quarter compared with the first quarter of fiscal 2016, when domestic orders were 63%, or $15,082, of total orders, and international orders were 37%, or $8,894, of total orders.

Backlog was $99,863 at June 30, 2016, compared with $107,963 at March 31, 2016, an 8% decrease.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 45% to 50% of orders currently in our backlog are expected to be converted to sales within one year, 5% to 10% are expected to ship between 12 and 24 months, and 40% to 45% beyond two years.  The majority of these orders that convert beyond twelve months are for the U.S. Navy.  At June 30, 2016, 20% of our backlog was attributable to equipment for refinery project work, 10% for chemical and petrochemical projects, 16% for power projects, including nuclear, 50% for U.S. Navy projects and 4% for other industrial applications.  This split of backlog by end market is comparable to the levels on March 31, 2016.  At June 30, 2015, 24% of our backlog was attributed to equipment for refinery project work, 12% for chemical and petrochemical projects, 12% for power projects, 48% for U.S. Navy projects and 4% for other industrial applications.  At June 30, 2016, we had three projects for $6,860 on hold.

Strategy and Outlook

Continued weakness in the global energy markets is expected to continue to impact our business in fiscal 2017.  The decrease in requests for quotations and orders, as well as multiple cancellations, which occurred in fiscal 2016 are expected to result in a challenging fiscal 2017.  Our pipeline has contracted as our oil refining and chemical market customers have further reduced their capital spending plans when compared with last year.  These reductions by our customers are in reaction to continued low and volatile oil prices.  The expected duration of this downturn is uncertain.  We expect to see strength in our power business as our power orders in fiscal 2017 have improved compared with fiscal 2016.

Despite the current downturn, we continue to believe in the long-term potential of the energy markets we serve.  Coupled with our diversification strategy with the U.S. Navy and the power market, we believe this long-term strength will support our strategy to significantly grow our business when the energy markets recover. We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

The headwinds in the energy markets have caused near term uncertainty, which in turn has affected our outlook for fiscal 2017.  We expect revenue in fiscal 2017 to be between $80,000 to $95,000.  We project that approximately 45% to 55% of our March 31, 2016 backlog will convert to sales in fiscal 2017.  We expect the remaining backlog will convert beyond fiscal 2017.  The backlog that will convert beyond fiscal 2017 includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2017 to be in the 24% to 26% range.  We expect continued pricing pressure and under-utilization of our production facilities in fiscal 2017. We believe that production overhead absorption will be weak, which is putting pressure on our gross profit margins, as reflected in our guidance.

SG&A spending during fiscal 2017 is expected to be between $16,000 and $17,000, or approximately 18% and 19% of sales.  Our effective tax rate during fiscal 2017 is expected to be between 30% and 31%.

We expect that cash flow in fiscal 2017 will be much more moderate than fiscal 2016.  Fiscal 2016 cash flow benefited from a build-up of accounts receivable and unbilled revenue which occurred in the latter portion of fiscal 2015 and that was converted to cash in fiscal 2016.

We continue to believe in the long-term outlook for the energy markets.  We will continue to look toward future growth while being mindful of near term profitability, given short-term challenges.

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

As of June 30, 2016, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue under the percentage-of-completion method, fair value estimates of identifiable tangible and intangible assets acquired in business combinations, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.  For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2016.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2016 or March 31, 2016, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2017 were 27% of total sales compared with 36% for the same period of fiscal 2016.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three months of fiscal 2017, sales in foreign currencies represented 3% of total sales by us and our wholly-owned subsidiaries.  In the first three months of fiscal 2016, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In each of the first three months of fiscal 2017 and 2016, our purchases in foreign currencies represented less than 1% of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2016 and March 31, 2016, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions.  Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices.  In market downturns, such as we are currently experiencing, we typically see depressed price levels. Moreover, the cost of metals and other materials used in our products have experienced significant volatility.  Such factors, in addition to the global effects of the ongoing volatility and disruption of the capital and credit markets, have resulted in downward demand and pricing pressure on our products.

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At June 30, 2016, we had three projects for $6,860 on hold.

Item 4.Controls and Procedures

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

June 30, 2016

PART II - OTHER INFORMATION

Item 5.Other Information

The below disclosure is being made pursuant to the instruction contained in Item 5 of Form 10-Q.  The item number below refers to the applicable Current Report on Form 8-K Item numbers.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

At our Annual Meeting of Stockholders held on July 28, 2016, our stockholders approved the Amended and Restated 2000 Graham Compensation Incentive Plan to Increase Shareholder Value (the “Amended Plan”). The Amended Plan was submitted to our stockholders to allow the Compensation Committee of the Board of Directors to continue granting awards to our employees, including our named executive officers, and to our non-employee directors.  A description of the Amended Plan is contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the heading “Proposal 3: Approval of the Amended and Restated 2000 Incentive Plan to Increase Shareholder Value,” which proxy statement was filed with the Securities and Exchange Commission on June 13, 2016, and which description is incorporated herein by reference.

Item 5.07   Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on July 28, 2016, our stockholders voted on the matters described below.

1.

Our stockholders elected two directors, each for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2019.  The number of shares that (i) voted for the election of each such director; (ii) withheld authority to vote for each such director; and (iii) represented broker non-votes with respect to each such director is summarized in the table below.

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes

James J. Malvaso	7,275,384	137,346	1,627,081
Jonathan W. Painter	7,277,864	134,866	1,627,081

2.

On an advisory basis, our stockholders approved the compensation of our named executive officers as such compensation information is disclosed in our definitive proxy statement filed with the Securities and Exchange Commission on June 13, 2016, including the Compensation Discussion and Analysis, compensation tables and other narrative disclosures included therein. The table below summarizes the number of shares that voted for, against, and abstained from voting on the compensation of our named executive officers, as well as the number of shares representing broker non-votes with respect to such advisory vote.

Votes For	Votes Against	Abstentions	Broker Non-Votes
7,256,338	126,370	30,022	1,627,081

3.

Our stockholders approved the Amended and Restated 2000 Graham Compensation Incentive Plan to Increase Shareholder Value (the “Amended Plan”) allowing the Compensation Committee of the Board of Directors to continue granting awards to the Company’s employees and non-employee directors.  The table below summarizes the number of shares that voted for, against, and abstained from voting for the Amended Plan, as well as the number of shares representing broker non-votes with respect to such vote.

Votes For	Votes Against	Abstentions	Broker Non-Votes
6,713,991	643,605	55,134	1,627,081

4.

Our stockholders ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2017.  The number of shares that voted for, against, and abstained from voting for the ratification of the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2017 is summarized in the table below.

Votes For	Votes Against	Abstentions
9,024,376	8,960	6,475
Item 6.	Exhibits

See index to exhibits on page 25 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: August 2, 2016

INDEX TO EXHIBITS

(10)	Material Contracts

#	10.1

Compensation information, including information regarding stock option and restricted stock grants made to the Company's named executive officers under the 2000 Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company's Current Report on Form 8-K dated May 24, 2016, is incorporated herein by reference.

#	10.2

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2017, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2016, is incorporated herein by reference.

#	10.3

Graham Corporation Annual Executive Cash Bonus Program in effect for the fiscal year ending March 31, 2017, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 24, 2016, is incorporated herein by reference.

#	10.4

Amendment to the Graham Corporation Supplemental Executive Retirement Plan, previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 24, 2016, is incorporated herein by reference.

#	10.5

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value, previously filed as Appendix A with the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, is incorporated herein by reference.

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