Form 10-Q
period 2016-09-30
GRAHAM CORP
filed 2016-11-02
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐   No  ☒

As of October 31, 2016, there were outstanding 9,726,101 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2016 and March 31, 2016 and for the Three and Six-Month Periods Ended September 30, 2016 and 2015

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$21,126	$22,798	$43,491	$50,415
Cost of products sold	16,116	15,663	34,370	35,243
Gross profit	5,010	7,135	9,121	15,172
Other expenses and income:
Selling, general and administrative	3,118	4,187	6,716	8,767
Selling, general and administrative – amortization	59	59	117	117
Restructuring charge	75	—	630	—
Interest income	(85)	(53)	(172)	(105)
Interest expense	2	1	4	4
Total other expenses and income	3,169	4,194	7,295	8,783
Income before provision for income taxes	1,841	2,941	1,826	6,389
Provision for income taxes	544	965	444	2,052
Net income	1,297	1,976	1,382	4,337
Retained earnings at beginning of period	108,232	107,726	109,013	106,178
Dividends	(874)	(807)	(1,740)	(1,620)
Retained earnings at end of period	$108,655	$108,895	$108,655	$108,895
Per share data
Basic:
Net income	$0.13	$0.20	$0.14	$0.43
Diluted:
Net income	$0.13	$0.20	$0.14	$0.43
Weighted average common shares outstanding:
Basic	9,724	10,078	9,699	10,116
Diluted	9,728	10,083	9,704	10,125
Dividends declared per share	$0.09	$0.08	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Net income	$1,297	$1,976	$1,382	$4,337
Other comprehensive income:
Foreign currency translation adjustment	(10)	(110)	(148)	(111)
Defined benefit pension and other postretirement plans net of income tax of $123 and $108, for the three months ended September 30, 2016 and 2015, respectively, and $246 and $215 for the six months ended September 30, 2016 and 2015, respectively	224	196	449	392
Total other comprehensive income	214	86	301	281
Total comprehensive income	$1,511	$2,062	$1,683	$4,618

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2016	2016
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$31,274	$24,072
Investments	35,000	41,000
Trade accounts receivable, net of allowances ($32 and $91 at September 30 and March 31, 2016, respectively)	18,411	12,730
Unbilled revenue	10,099	11,852
Inventories	7,861	10,811
Prepaid expenses and other current assets	1,358	613
Income taxes receivable	1,255	1,652
Total current assets	105,258	102,730
Property, plant and equipment, net	17,813	18,747
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,158	4,248
Other assets	180	168
Total assets	$144,647	$143,131
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$54	$55
Accounts payable	6,247	10,325
Accrued compensation	4,747	5,317
Accrued expenses and other current liabilities	4,450	3,826
Customer deposits	13,684	8,400
Total current liabilities	29,182	27,923
Capital lease obligations	138	157
Accrued compensation	46	—
Deferred income tax liability	3,850	3,546
Accrued pension liability	977	1,338
Accrued postretirement benefits	802	787
Total liabilities	34,995	33,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,542 and 10,468 shares issued and 9,726 and 9,646 shares outstanding at September 30 and March 31, respectively	1,054	1,047
Capital in excess of par value	22,608	22,315
Retained earnings	108,655	109,013
Accumulated other comprehensive loss	(10,375)	(10,676)
Treasury stock, (816 and 822 shares)	(12,290)	(12,319)
Total stockholders’ equity	109,652	109,380
Total liabilities and stockholders’ equity	$144,647	$143,131

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2016	2015
Operating activities:	(Dollar amounts in thousands)
Net income	$1,382	$4,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,048	1,126
Amortization	117	117
Amortization of unrecognized prior service cost and actuarial losses	695	607
Stock-based compensation expense	234	379
Loss on disposal or sale of property, plant and equipment	1	—
Deferred income taxes	21	632
(Increase) decrease in operating assets:
Accounts receivable	(5,754)	(4,941)
Unbilled revenue	1,752	10,084
Inventories	2,950	3,337
Prepaid expenses and other current and non-current assets	(751)	(401)
Income taxes payable/receivable	402	(2,013)
Prepaid pension asset	—	(611)
Increase (decrease) in operating liabilities:
Accounts payable	(4,003)	(717)
Accrued compensation, accrued expenses and other current and non-current liabilities	170	(2,831)
Customer deposits	5,287	(1,319)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(300)	(87)
Net cash provided by operating activities	3,251	7,699
Investing activities:
Purchase of property, plant and equipment	(159)	(523)
Proceeds from disposal of property, plant and equipment	—	3
Purchase of investments	(24,000)	(18,000)
Redemption of investments at maturity	30,000	18,000
Net cash provided (used) by investing activities	5,841	(520)
Financing activities:
Principal repayments on capital lease obligations	(20)	(27)
Issuance of common stock	38	97
Dividends paid	(1,740)	(1,620)
Purchase of treasury stock	(30)	(3,399)
Excess tax (deficiency) benefit on stock awards	(20)	5
Net cash used by financing activities	(1,772)	(4,944)
Effect of exchange rate changes on cash	(118)	(90)
Net increase in cash and cash equivalents	7,202	2,145
Cash and cash equivalents at beginning of year	24,072	27,271
Cash and cash equivalents at end of period	$31,274	$29,416

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

The Company's results of operations and cash flows for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2017 ("fiscal 2017").

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

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,817 and $2,071 at September 30, 2016 and March 31, 2016, respectively.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at September 30, 2016 are scheduled to mature on or before April 14, 2017.

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

Major classifications of inventories are as follows:

	September 30,	March 31,
	2016	2016
Raw materials and supplies	$2,782	$3,178
Work in process	11,388	11,615
Finished products	708	659
	14,878	15,452
Less - progress payments	7,017	4,641
Total	$7,861	$10,811

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$1,042	$1,658
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800
At March 31, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$952	$1,748
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over the estimated useful lives.  Intangible amortization expense for each of the three months ended September 30, 2016 and 2015 was $45.  Intangible amortization expense for each of the six months ended September 30, 2016 and 2015 was $90.  As of September 30, 2016, amortization expense is estimated to be $90 for the remainder of fiscal 2017 and $180 in each of the fiscal years ending March 31, 2018, 2019, 2020 and 2021.

NOTE 6 – STOCK-BASED COMPENSATION:

The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value, as approved by the Company’s stockholders at the Annual Meeting on July 28, 2016, provides for the issuance of up to 1,375 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors.  As of September 30, 2016, 309 shares remain available for future awards under the plan, 225 of which may be used for awards other than stock options.  Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

No restricted stock awards were granted in the three-month periods ended September 30, 2016 and 2015.  Restricted stock awards granted in the six-month periods ended September 30, 2016 and 2015 were 82 and 34, respectively.  Restricted shares of 43 and 15 granted to officers in fiscal 2017 and fiscal 2016, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 31 and 12 granted to officers and key employees in fiscal 2017 and fiscal 2016, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 8 and 7 granted to directors in fiscal 2017 and fiscal 2016, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or six-month periods ended September 30, 2016 and 2015.

During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $199 and $151, respectively.  The income tax benefit recognized related to stock-based compensation was $71 and $53 for the three months ended September 30, 2016 and 2015, respectively.  During the six months ended September 30, 2016 and 2015, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $228 and $357, respectively.  The income tax benefit recognized related to stock-based compensation was $81 and $126 for the six months ended September 30, 2016 and 2015, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation (income) costs of $(7) and $8, respectively, related to the ESPP and $(3) and $3, respectively, of related tax (expense) benefits.  During the six months ended September 30, 2016 and 2015, the Company recognized stock-based compensation costs of $6 and $22, respectively, related to the ESPP and $2 and $8, respectively, of related tax benefits.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic income per share
Numerator:
Net income	$1,297	$1,976	$1,382	$4,337
Denominator:
Weighted average common shares outstanding	9,724	10,078	9,699	10,116
Basic income per share	$.13	$.20	$.14	$.43
Diluted income per share
Numerator:
Net income	$1,297	$1,976	$1,382	$4,337
Denominator:
Weighted average common shares outstanding	9,724	10,078	9,699	10,116
Stock options outstanding	4	5	5	9
Weighted average common and potential common shares outstanding	9,728	10,083	9,704	10,125
Diluted income per share	$.13	$.20	$.14	$.43

Options to purchase a total of 16 and 54 shares of common stock were outstanding at September 30, 2016 and 2015, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$694	$632	$686	$653
(Income) expense for product warranties	(54)	22	111	113
Product warranty claims paid	(58)	(150)	(215)	(262)
Balance at end of period	$582	$504	$582	$504

Income of $54 for product warranties in the three months ended September 30, 2016 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $4 in each of the six-month periods ended September 30, 2016 and 2015.  Income taxes paid for the six months ended September 30, 2016 and 2015 were $41 and $3,428, respectively.

During the six months ended September 30, 2016 and 2015, respectively, stock option awards were exercised and restricted stock awards vested.  In connection with such stock option exercises and vesting, the related income tax benefit realized was (less) greater than the tax benefit that had been recorded pertaining to the compensation cost recognized by $(20) and $5, respectively, for such periods.  This excess tax (deficiency) benefit has been separately reported under "Financing activities" in the Condensed Consolidated Statements of Cash Flows.  Also, in the six months ended September 30, 2016 and 2015, non-cash activities included the issuance of treasury stock valued at $107 and $124, respectively, to the Company’s Employee Stock Purchase Plan.

At September 30, 2016 and 2015, respectively, there were $44 and $95 of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost (benefit) are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$150	$130	$300	$261
Interest cost	363	359	725	718
Expected return on assets	(719)	(795)	(1,437)	(1,590)
Amortization of actuarial loss	338	294	676	587
Net pension cost (benefit)	$132	$(12)	$264	$(24)

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2016 and does not expect to make any contributions to the plan for the balance of fiscal 2017.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest cost	$8	$6	$14	$13
Amortization of actuarial loss	9	10	19	20
Net postretirement benefit cost	$17	$16	$33	$33

The Company paid no benefits related to its postretirement benefit plan during the six months ended September 30, 2016.  The Company expects to pay benefits of approximately $88 for the balance of fiscal 2017.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $144 and $176 on September 30, 2016 and March 31, 2016, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2016, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at each of September 30, 2016 and March 31, 2016.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2016 and 2015 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2016	$(10,932)	$256	$(10,676)
Other comprehensive income before reclassifications	—	(148)	(148)
Amounts reclassified from accumulated other comprehensive loss	449	—	449
Net current-period other comprehensive income	449	(148)	301
Balance at September 30, 2016	$(10,483)	$108	$(10,375)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2015	$(9,462)	$406	$(9,056)
Other comprehensive income before reclassifications	—	(111)	(111)
Amounts reclassified from accumulated other comprehensive loss	392	—	392
Net current-period other comprehensive income	392	(111)	281
Balance at September 30, 2015	$(9,070)	$295	$(8,775)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended
	September 30,
	2016		2015
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(347)	(1)	$(304)	(1)	Income before provision for income taxes
	(123)		(108)		Provision for income taxes
	$(224)		$(196)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Six Months Ended
	September 30,
	2016		2015
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(695)	(1)	$(607)	(1)	Income before provision for income taxes
	(246)		(215)		Provision for income taxes
	$(449)		$(392)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING CHARGE:

In the first half of fiscal 2017, the Company’s workforce was aligned with the current and projected market conditions by eliminating certain management, office and manufacturing positions.  As a result, a restructuring charge of $630 was recognized, which included severance and related employee benefit costs.  This charge is included in the caption “Restructuring Charge” in the Condensed Consolidated Statement of Operations and Retained Earnings for the six months ended September 30, 2016.  The reconciliation of the changes in the restructuring reserve is as follows:

Six Months Ended
September 30,
2016
Balance at beginning of period	$74
Expense for restructuring	630
Amounts paid for restructuring	(475)
Balance at end of period	$229

The current portion of the liability of $183 and $74 at September 30, 2016 and March 31, 2016 respectively, is included in the caption “Accrued Compensation” in the Condensed Consolidated Balance Sheets.  The long-term portion of $46 at September 30, 2016 is separately presented in the Condensed Consolidated Balance Sheet.

NOTE 15 – ACCOUNTING AND REPORTING CHANGES:

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact they may have on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”  This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition.  The guidance allows two methods of adoption:  (1) a full retrospective approach where historical financial information is presented in accordance with the new standard and (2) a modified retrospective approach where the guidance is applied to the most current period presented in the financial statements.  In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance on principal versus agent.  In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients,” which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition.  The Company is currently evaluating the impact of adopting these ASU’s and the methods of adoption; however, given the scope of the new standards, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.  See Note 2 for a description of the Company’s current revenue recognition policy.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which clarifies the presentation and classification of eight specific issues on the cash flow statement.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company's consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Highlights

Highlights for the three and six months ended September 30, 2016 include:

•

Net sales for the second quarter of fiscal 2017 were $21,126, down 7% compared with $22,798 for the second quarter of the fiscal year ended March 31, 2016 (we refer to the fiscal year ended March 31, 2016 as "fiscal 2016").  Net sales for the first six months of fiscal 2017 were $43,491, down 14% compared with net sales of $50,415 for the first six months of fiscal 2016.

•

Net income and income per diluted share for the second quarter of fiscal 2017 were $1,297 and $0.13, compared with $1,976 and $0.20, respectively, for the second quarter of fiscal 2016.  Excluding a restructuring charge, net income and income per diluted share for the second quarter of fiscal 2017 were $1,350 and $0.14.  Net income and income per diluted share for the first six months of fiscal 2017 were $1,382 and $0.14, respectively, compared with net income of $4,337 and income per diluted share of $0.43 for the first six months of fiscal 2016.  Excluding a restructuring charge, net income and income per diluted share for the second quarter of fiscal 2017 were $1,823 and $0.19.

•

Orders booked in the second quarter of fiscal 2017 were $24,823, up 20% compared with the second quarter of fiscal 2016 when orders were $20,601.  Orders booked in the first six months of fiscal 2017 were $39,424, down 12% compared with the first six months of fiscal 2016, when orders were $44,577.

•	Backlog was $104,015 at September 30, 2016, compared with $99,863 at June 30, 2016 and $107,963 at March 31, 2016.
•

Gross profit margin and operating margin for the second quarter of fiscal 2017 were 24% and 8%, respectively, compared with 31% and 13%, respectively, for the second quarter of fiscal 2016. Gross profit margin and operating margin for the first six months of fiscal 2017 were 21% and 4% compared with 30% and 13%, respectively, for the first six months of fiscal 2016.

•	Cash and short-term investments at September 30, 2016 were $66,274, compared with $67,705 on June 30, 2016 and $65,072 at March 31, 2016.

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

•sources of revenue and anticipated revenue, including the contribution from anticipated growth;

•expectations regarding achievement of revenue and profitability expectations;

•plans for future products and services and for enhancements to existing products and services;

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

Current Market Conditions

Demand for our products and services to the oil refining and chemical industries depends on capital investment for new capacity, retrofit and debottlenecking projects and for planned or unplanned maintenance activity.  Increased volatility and significant reduction in global crude oil prices beginning in the second half of calendar 2014 created continuing uncertainty in the oil refining and chemical industries.  The dramatic price reduction and increased volatility in global crude oil prices and uncertainty of the mid- and long-term outlook has also caused our customers in these markets to alter their investment timing over the past year.  Capital investment within global refining and chemical industries contracted during fiscal 2016 compared with fiscal 2015 and has continued to contract in fiscal 2017.  In the near term, we believe that the catalyst for increased investment would be higher or more stable crude oil prices.  However, even if crude oil prices remain low for a sustained period, we believe that increased global energy and petrochemical demand as well as the need to maintain and replace current equipment will eventually drive additional investment by our customers.

Demand for our products and services in the nuclear power utility market is affected by investment in maintenance, repair, life extension and nuclear regulatory mandated investment, along with global investment in new capacity.  Global investment in new capacity is affected by regional legislative policy and cost per unit of power output compared with other energy sources, such as natural gas, oil, coal or alternative energies. Because the nuclear market which we serve is very fragmented, we continue to believe that it provides an important opportunity for growth.

Demand in our naval nuclear propulsion market is tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business, based on anticipated demand and our strategic actions to increase our market share.

Oil refining and chemicals are expected to remain important end markets, notwithstanding the severity of the current downturn in these industries.  We intend to maintain our focus in these sectors and implement strategies that expand participation and our market share.  We believe that long-term demand drivers for energy requirements are unchanged and have not been affected by the decline in the price of crude oil.  We believe that such demand, which is driven by population growth and an expanding middle class in emerging markets, requires an increase in global energy and petrochemical capacity and investment which will be partially offset by technological innovation.  Our strategy is to continue to leverage our investments and expand our capabilities and execution capacity to grow market share in the oil refining, chemical and nuclear markets, as well as our business with the U.S. Navy.  For more information, refer to the heading “Strategy and Outlook” within this Item 2 of this Quarterly Report on Form 10-Q.

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

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$21,126	$22,798	$43,491	$50,415
Gross profit	$5,010	$7,135	$9,121	$15,172
Gross profit margin	24%	31%	21%	30%
SG&A expense (1)	$3,177	$4,246	$6,833	$8,884
SG&A as a percent of sales	15%	19%	16%	18%
Net income	$1,297	$1,976	$1,382	$4,337
Diluted income per share	$0.13	$0.20	$0.14	$0.43
Total assets	$144,647	$150,084	$144,647	$150,084
Total assets excluding cash, cash equivalents and investments	$78,373	$87,668	$78,373	$87,668

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The Second Quarter and First Six Months of Fiscal 2017 Compared With the Second Quarter and First Six Months of Fiscal 2016

Sales for the second quarter of fiscal 2017 were $21,126, a 7% decrease as compared with sales of $22,798 for the second quarter of fiscal 2016.  Our domestic sales, as a percentage of aggregate product sales, were 73% in the second quarter of fiscal 2017 compared with 67% in the second quarter of fiscal 2016.  Domestic sales year-over-year increased $226, or 1%.  International sales decreased $1,898, or 25%, in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016, driven by decreases in Middle East and Canada.  Sales in the three months ended September 30, 2016 were 32% to the refining industry, 24% to the chemical and petrochemical industries, 29% to the power industry, including the nuclear market, and 15% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended September 30, 2015 were 32% to the refining industry, 32% to the chemical and petrochemical industries, 13% to the power industry, including the nuclear market, and 23% to other commercial and industrial applications, including the U.S. Navy.  Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects.  See also “Current Market Conditions,” above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first six months of fiscal 2017 were $43,491, a decrease of $6,924, or 14% compared with sales of $50,415 for the first six months of fiscal 2016.  The decrease in fiscal year-to-date sales was due to much weaker international sales as well as a slowdown in domestic sales.  Our domestic sales, as a percentage of aggregate product sales, were 73% in the first six months of fiscal 2017 compared with 65% in the same period in fiscal 2016.  Domestic sales decreased $1,169, or 4%, while international sales decreased by $5,755, or 33%, driven by lower sales in most regions, partly offset by stronger Mexico sales. International sales accounted for 27% and 35% of total sales for the first six months of fiscal 2017 and fiscal 2016, respectively.  Sales in the first six months of fiscal 2017 were 32% to the refining industry, 24% to the chemical and petrochemical industries, 25% to the power industry, including the nuclear market, and 19% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first six months of fiscal 2016 were 30% to the refining industry, 37% to the chemical and petrochemical industries, 13% to the power industry, including the nuclear market, and 20% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the second quarter of fiscal 2017 was 24% compared with 31% for the second quarter of fiscal 2016.  Gross profit for the second quarter of fiscal 2017 decreased 30% compared with fiscal 2016, to $5,010 from $7,135.  Gross profit and margin were impacted by lower margin orders from backlog, fewer short cycle sales and reduced production volume resulting in under-absorption of overhead.

Our gross profit margin for the first six months of fiscal 2017 was 21% compared with 30% for the first six months of fiscal 2016.  Gross profit for the first six months of fiscal 2017 decreased 40% compared with fiscal 2016, to $9,121 from $15,172.  The decrease in gross profit was primarily due to lower volume.  The decrease in gross margin was impacted by volume as well as the mix of lower margin orders from backlog and under-utilization of production facilities.

SG&A expenses as a percent of sales for the three and six-month periods ended September 30, 2016 were 15% and 16%, respectively.  SG&A expenses in the second quarter of fiscal 2017 were $3,177, a decrease of $1,069, or 25%, compared with the second quarter of fiscal 2016 SG&A of $4,246.  This decrease in the quarter was principally related to insurance proceeds of $759 received in the quarter.  The remaining reduction was due to lower compensation costs and other actions taken to reduce costs.  SG&A expenses in the first six months of fiscal 2017 were $6,833, a decrease of $2,051, or 23%, compared with the first six months of fiscal

2016 SG&A of $8,884.  This decrease was principally due to lower commissions, lower compensation costs and other actions taken to reduce costs as well as the benefit of the insurance proceeds in the second quarter.

In the second quarter of fiscal 2017 we incurred a pre-tax restructuring charge of $75 for severance costs related to certain headcount reductions.  This was the completion of a restructuring activity which commenced in the first quarter of fiscal 2017.  The total charge for the first six months of the fiscal 2017 was $630 ($441 after tax).  The reduction in headcount was approximately 10% of our global workforce.  The expected annual savings from these reductions is expected to be $2,700.  Approximately $2,000 in savings will be realized in fiscal 2017.

Interest income for the three and six-month periods ended September 30, 2016 was $85 and $172, respectively compared with $53 and $105, respectively, for the same periods ended September 30, 2015.  Interest expense for the three and six-month periods ended September 30, 2016 was $2 and $4, respectively, compared with $1 and $4, respectively, for the same periods ended September 30, 2015.

The effective tax rate in the current quarter was 30%, and 24% in the first six months of fiscal 2017.  The effective tax rates for the comparable three and six month periods of fiscal 2016 were 33% and 32%, respectively.

Net income for the three and six months ended September 30, 2016 was $1,297 and $1,382, respectively, compared with $1,976 and $4,337, respectively, for the same periods in the prior fiscal year.  Income per diluted share in fiscal 2017 was $0.13 and $0.14 for the three and six-month periods, compared with $0.20 and $0.43 for the same three and six-month periods of fiscal 2016.  Excluding the restructuring charge, net income for the three and six months ended September 30, 2016 was $1,350 and $1,823, respectively, and income per diluted share was $0.14 and $0.19.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2016	2016
Cash and investments	$66,274	$65,072
Working capital	76,076	74,807
Working capital ratio(1)	3.6	3.7
Working capital excluding cash and investments	9,802	9,735

(1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first six months of fiscal 2017 was $3,251, compared with $7,699 for the first six months of fiscal 2016.  The decrease in cash generation year over year was attributable to lower net income and lower benefit from unbilled revenue, higher accounts receivable and lower accounts payable, partially offset by an increase in customer deposits and accrued compensation and income taxes payable.

Dividend payments and capital expenditures in the first six months of fiscal 2017 were $1,740 and $159, respectively, compared with $1,620 and $523, respectively, for the first six months of fiscal 2016.  The higher dividend payment was due to the increase in dividends per share announced in January 2016.

Capital expenditures for fiscal 2017 are expected to be between approximately $500 and $1,000.  Approximately 85% of our fiscal 2017 capital expenditures are expected to be for productivity-enhancing machinery and equipment, with the remaining amounts expected to be used for information technology upgrades and other items.

Cash and investments were $66,274 on September 30, 2016 compared with $65,072 on March 31, 2016, up $1,202.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on September 30, 2016 and March 31, 2016 were $9,280 and $11,982, respectively. The outstanding letters of credit as of September 30, 2016 were issued by JP Morgan Chase, HSBC, as well as Bank of America (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at September 30, 2016 and March 31, 2016.  The borrowing rate under our JP Morgan Chase facility as of September 30, 2016 was the bank’s prime rate, or 3.50%.  Availability under the JP Morgan Chase and HSBC lines of credit was $26,435 and $26,330 at September 30, 2016 and March 31, 2016, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended September 30, 2016 were $24,823 compared with $20,601 for the same period in the prior year, an increase of 20%.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 74% of total orders, or $18,455, and international orders were 26% of total orders, or $6,368, in the current quarter compared with the second quarter of fiscal 2016, when domestic orders were 59%, or $12,150, of total orders, and international orders were 41%, or $8,451, of total orders.

During the first six months of fiscal 2017, orders were $39,424, compared with $44,577 for the same period of fiscal 2016, a decrease of $5,153, or 12%.  For the first six months of fiscal 2017, refining orders decreased by $9,250, power by $4,881 and chemical and petrochemical by $476.  These decreases were partially offset by orders in other commercial and industrial applications, including the U.S. Navy which increased by $9,454.  See “Current Market Conditions” for additional information.

Backlog was $104,015 at September 30, 2016, compared with $107,963 at March 31, 2016, a 4% decrease, but up 4% from $99,863 at June 30, 2016.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 50% to 55% of orders currently in our backlog are expected to be converted to sales within one year, 5% to 10% are expected to ship between 12 and 24 months, and 35% to 40% beyond two years.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At September 30, 2016, 16% of our backlog was attributable to equipment for refinery project work, 13% for chemical and petrochemical projects, 11% for power projects, including nuclear, 57% for U.S. Navy projects and 3% for other industrial applications.  At September 30, 2015, 27% of our backlog was attributed to equipment for refinery project work, 10% for chemical and petrochemical projects, 11% for power projects, 47% for U.S. Navy projects and 5% for other industrial applications.  At September 30, 2016, we had three projects for an aggregate of $6,860 on hold.

Strategy and Outlook

Continued weakness in the global energy markets is expected to continue to impact our business for the remainder of fiscal 2017.  The decrease in requests for quotations and orders, as well as a number of cancellations which occurred in fiscal 2016 are resulting in a challenging fiscal 2017.  Our pipeline has contracted as our oil refining and chemical market customers have further reduced their capital spending plans when compared with last year.  We believe that these reductions by our customers are in reaction to continued low and volatile oil prices.  The expected duration of this downturn is uncertain.

Despite the current downturn, we continue to believe in the long-term potential of the energy and petrochemical markets we serve.  Coupled with our diversification strategy for the U.S. Navy and the power market, we believe this long-term strength will support our strategy to significantly grow our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

The near term uncertainty in the energy markets has affected our outlook for fiscal 2017.  We expect revenue in fiscal 2017 to be between $85,000 and $95,000.  We expect that approximately 45% to 55% of our March 31, 2016 backlog will convert to sales in fiscal 2017.  We project that 50% to 55% of our September 30, 2016 backlog will convert to sales over the next twelve months.  The backlog that is expected to convert beyond fiscal 2017 includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2017 to be in the 21% to 23% range.  We expect continued pricing pressure and under-utilization of our production facilities for the remainder of fiscal 2017. We believe that production overhead absorption will continue to be weak, which is putting pressure on our gross profit margins, as reflected in our guidance.

SG&A spending during fiscal 2017 is expected to be between $15,000 and $15,500, or approximately 16% and 18%, which includes the benefit of the insurance settlement mentioned previously.  Our effective tax rate during fiscal 2017 is expected to be between 30% and 31%.

We expect that cash flow in fiscal 2017 will be much more moderate than fiscal 2016.  Fiscal 2016 cash flow benefited from a build-up of accounts receivable and unbilled revenue which occurred in the latter portion of fiscal 2015 and that was converted to cash in fiscal 2016.

We continue to believe in the long-term outlook for the energy and petrochemical markets.  We plan to continue to look toward future growth while being mindful of near term profitability, given short-term challenges.

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

As of September 30, 2016, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2016 or March 31, 2016, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three months and six months ended September 30, 2016 were 27% and 27%, respectively, of total sales compared with 33% and 35%, respectively, for the same period of fiscal 2016.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and six months of fiscal 2017, sales in foreign currencies represented 6% and 5%, respectively, of total sales by us and our wholly-owned subsidiaries.  In the first three and six months of fiscal 2016, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the first three and six months of fiscal 2017, our purchases in foreign currencies represented 6% and 3% of cost of products sold, respectively.  In the first three and six months of 2016, our purchases in foreign currencies represented less than 1% of cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2016 and March 31, 2016, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At September 30, 2016, we had three projects for an aggregate of $6,860 on hold.

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

SEPTEMBER 30, 2016

PART II - OTHER INFORMATION

Item 6.	Exhibits

See index to exhibits on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: November 2, 2016

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