Form 10-Q
period 2016-12-31
GRAHAM CORP
filed 2017-02-03
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes  ☐   No  ☒

As of January 27, 2017, there were outstanding 9,729,090 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2016 and March 31, 2016 and for the Three and Nine-Month Periods Ended December 31, 2016 and 2015

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$22,654	$17,323	$66,145	$67,738
Cost of products sold	16,353	13,799	50,723	49,042
Gross profit	6,301	3,524	15,422	18,696
Other expenses and income:
Selling, general and administrative	3,746	3,680	10,462	12,447
Selling, general and administrative – amortization	58	58	175	175
Restructuring charge	—	—	630	—
Interest income	(100)	(72)	(272)	(177)
Interest expense	3	4	7	8
Other income	—	(1,784)	—	(1,784)
Total other expenses and income	3,707	1,886	11,002	10,669
Income before provision for income taxes	2,594	1,638	4,420	8,027
Provision for income taxes	754	364	1,198	2,416
Net income	1,840	1,274	3,222	5,611
Retained earnings at beginning of period	108,655	108,895	109,013	106,178
Dividends	(876)	(795)	(2,616)	(2,415)
Retained earnings at end of period	$109,619	$109,374	$109,619	$109,374
Per share data
Basic:
Net income	$0.19	$0.13	$0.33	$0.56
Diluted:
Net income	$0.19	$0.13	$0.33	$0.56
Weighted average common shares outstanding:
Basic	9,727	9,922	9,709	10,051
Diluted	9,733	9,927	9,714	10,059
Dividends declared per share	$0.09	$0.08	$0.27	$0.24

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Net income	$1,840	$1,274	$3,222	$5,611
Other comprehensive income:
Foreign currency translation adjustment	(135)	(73)	(283)	(184)
Defined benefit pension and other postretirement plans net of income tax of $123 and $107, for the three months ended December 31, 2016 and 2015, respectively, and $369 and $322 for the nine months ended December 31, 2016 and 2015, respectively	225	197	674	589
Total other comprehensive income	90	124	391	405
Total comprehensive income	$1,930	$1,398	$3,613	$6,016

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2016	2016
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$37,677	$24,072
Investments	35,000	41,000
Trade accounts receivable, net of allowances ($30 and $91 at December 31 and March 31, 2016, respectively)	11,490	12,730
Unbilled revenue	14,503	11,852
Inventories	9,109	10,811
Prepaid expenses and other current assets	1,060	613
Income taxes receivable	550	1,652
Total current assets	109,389	102,730
Property, plant and equipment, net	17,384	18,747
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,113	4,248
Other assets	204	168
Total assets	$148,328	$143,131
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$55	$55
Accounts payable	8,071	10,325
Accrued compensation	4,977	5,317
Accrued expenses and other current liabilities	3,486	3,826
Customer deposits	15,095	8,400
Total current liabilities	31,684	27,923
Capital lease obligations	119	157
Accrued compensation	11	—
Deferred income tax liability	3,967	3,546
Accrued pension liability	797	1,338
Accrued postretirement benefits	809	787
Total liabilities	37,387	33,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,545 and 10,468 shares issued and 9,729 and 9,646 shares outstanding at December 31 and March 31, respectively	1,054	1,047
Capital in excess of par value	22,843	22,315
Retained earnings	109,619	109,013
Accumulated other comprehensive loss	(10,285)	(10,676)
Treasury stock (816 and 822 shares at December 31 and March 31, respectively)	(12,290)	(12,319)
Total stockholders’ equity	110,941	109,380
Total liabilities and stockholders’ equity	$148,328	$143,131

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Operating activities:	(Dollar amounts in thousands)
Net income	$3,222	$5,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,571	1,675
Amortization	175	175
Amortization of unrecognized prior service cost and actuarial losses	1,043	911
Stock-based compensation expense	433	540
Loss (gain) on disposal or sale of property, plant and equipment	1	(1)
Deferred income taxes	10	596
(Increase) decrease in operating assets:
Accounts receivable	1,126	6,329
Unbilled revenue	(2,651)	10,152
Inventories	1,697	2,186
Prepaid expenses and other current and non-current assets	(489)	(420)
Income taxes payable/receivable	1,109	(2,531)
Prepaid pension asset	—	(917)
Increase (decrease) in operating liabilities:
Accounts payable	(2,173)	(2,216)
Accrued compensation, accrued expenses and other current and non-current liabilities	(558)	(3,795)
Customer deposits	6,699	3,944
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(508)	(68)
Net cash provided by operating activities	10,707	22,171
Investing activities:
Purchase of property, plant and equipment	(241)	(883)
Proceeds from disposal of property, plant and equipment	—	4
Purchase of investments	(39,000)	(36,000)
Redemption of investments at maturity	45,000	27,000
Net cash provided (used) by investing activities	5,759	(9,879)
Financing activities:
Principal repayments on capital lease obligations	(38)	(42)
Issuance of common stock	79	97
Dividends paid	(2,616)	(2,415)
Purchase of treasury stock	(29)	(5,852)
Excess tax (deficiency) benefit on stock awards	(26)	5
Net cash used by financing activities	(2,630)	(8,207)
Effect of exchange rate changes on cash	(231)	(141)
Net increase in cash and cash equivalents	13,605	3,944
Cash and cash equivalents at beginning of year	24,072	27,271
Cash and cash equivalents at end of period	$37,677	$31,215

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

The Company's results of operations and cash flows for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2017 ("fiscal 2017").

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

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $859 and $2,071 at December 31, 2016 and March 31, 2016, respectively.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at December 31, 2016 are scheduled to mature on or before September 14, 2017.

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

Major classifications of inventories are as follows:

	December 31,	March 31,
	2016	2016
Raw materials and supplies	$3,159	$3,178
Work in process	11,296	11,615
Finished products	978	659
	15,433	15,452
Less - progress payments	6,324	4,641
Total	$9,109	$10,811

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$1,087	$1,613
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800
At March 31, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$952	$1,748
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over the estimated useful lives.  Intangible amortization expense for each of the three-month periods ended December 31, 2016 and 2015was $45.  Intangible amortization expense for each of the nine-month periods ended December 31, 2016 and 2015 was $135.  As of December 31, 2016, amortization expense is estimated to be $45 for the remainder of fiscal 2017 and $180 in each of the fiscal years ending March 31, 2018, 2019, 2020 and 2021.

NOTE 6 – STOCK-BASED COMPENSATION:

The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value, as approved by the Company’s stockholders at the Annual Meeting on July 28, 2016, provides for the issuance of up to 1,375 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors.  As of December 31, 2016, 310 shares remain available for future awards under the plan, 225 of which may be used for awards other than stock options.  Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

No restricted stock awards were granted in the three-month periods ended December 31, 2016 and 2015.  Restricted stock awards granted in the nine-month periods ended December 31, 2016 and 2015 were 82 and 34, respectively.  Restricted shares of 43 and 15 granted to officers in fiscal 2017 and fiscal 2016, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 31 and 12 granted to officers and key employees in fiscal 2017 and fiscal 2016, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 8 and 7 granted to directors in fiscal 2017 and fiscal 2016, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or nine-month periods ended December 31, 2016 and 2015.

During the three months ended December 31, 2016 and 2015, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $200 and $148, respectively.  The income tax benefit recognized related to stock-based compensation was $70 and $52 for the three months ended December 31, 2016 and 2015, respectively.  During the nine months ended December 31, 2016 and 2015, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $427 and $505, respectively.  The income tax benefit recognized related to stock-based compensation was $151 and $178 for the nine months ended December 31, 2016 and 2015, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended December 31, 2016 and 2015, the Company recognized stock-based compensation costs of $0 and $14, respectively, related to the ESPP and $0 and $5, respectively, of related tax benefits.  During the nine months ended December 31, 2016 and 2015, the Company recognized stock-based compensation costs of $6 and $35, respectively, related to the ESPP and $2 and $13, respectively, of related tax benefits.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Basic income per share
Numerator:
Net income	$1,840	$1,274	$3,222	$5,611
Denominator:
Weighted average common shares outstanding	9,727	9,922	9,709	10,051
Basic income per share	$.19	$.13	$.33	$.56
Diluted income per share
Numerator:
Net income	$1,840	$1,274	$3,222	$5,611
Denominator:
Weighted average common shares outstanding	9,727	9,922	9,709	10,051
Stock options outstanding	6	5	5	8
Weighted average common and potential common shares outstanding	9,733	9,927	9,714	10,059
Diluted income per share	$.19	$.13	$.33	$.56

Options to purchase a total of 16 and 54 shares of common stock were outstanding at December 31, 2016 and 2015, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Balance at beginning of period	$582	$504	$686	$653
(Income) expense for product warranties	(81)	(158)	31	(45)
Product warranty claims paid	(4)	(11)	(220)	(273)
Balance at end of period	$497	$335	$497	$335

Income of $81 and $158 for product warranties in the three months ended December 31, 2016 and 2015, respectively, and the income of $45 in the nine months ended December 31, 2015 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $7 and $8 in the nine-month periods ended December 31, 2016 and 2015, respectively.  Income taxes paid for the nine months ended December 31, 2016 and 2015 were $104 and $4,348, respectively.

During the nine months ended December 31, 2016 and 2015, respectively, stock option awards were exercised and restricted stock awards vested.  In connection with such stock option exercises and vesting, the related income tax benefit realized was (less) greater than the tax benefit that had been recorded pertaining to the compensation cost recognized by $(26) and $5, respectively, for such periods.  This excess tax (deficiency) benefit has been separately reported under "Financing activities" in the Condensed Consolidated Statements of Cash Flows.  Also, in the nine months ended December 31, 2016 and 2015, non-cash activities included the issuance of treasury stock valued at $107 and $124, respectively, to the Company’s Employee Stock Purchase Plan.

At December 31, 2016 and 2015, respectively, there were $31 and $20 of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost (benefit) are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost	$151	$130	$451	$391
Interest cost	362	360	1,087	1,078
Expected return on assets	(718)	(795)	(2,155)	(2,385)
Amortization of actuarial loss	337	293	1,013	880
Net pension cost (benefit)	$132	$(12)	$396	$(36)

The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2016 and does not expect to make any contributions to the plan for the balance of fiscal 2017.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest cost	$5	$7	$19	$20
Amortization of actuarial loss	11	10	30	30
Net postretirement benefit cost	$16	$17	$49	$50

The Company paid no benefits related to its postretirement benefit plan during the nine months ended December 31, 2016.  The Company expects to pay benefits of approximately $88 for the balance of fiscal 2017.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $178 and $176 on December 31, 2016 and March 31, 2016, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2016, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for the tax years 2014 through 2016 and examination in state tax jurisdictions for the tax years 2012 through 2016.  The Company is subject to examination in the People’s Republic of China for tax years 2013 through 2015.

There was no liability for unrecognized tax benefits at each of December 31, 2016 and March 31, 2016.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2016 and 2015 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2016	$(10,932)	$256	$(10,676)
Other comprehensive income before reclassifications	—	(283)	(283)
Amounts reclassified from accumulated other comprehensive loss	674	—	674
Net current-period other comprehensive income	674	(283)	391
Balance at December 31, 2016	$(10,258)	$(27)	$(10,285)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2015	$(9,462)	$406	$(9,056)
Other comprehensive income before reclassifications	—	(184)	(184)
Amounts reclassified from accumulated other comprehensive loss	589	—	589
Net current-period other comprehensive income	589	(184)	405
Balance at December 31, 2015	$(8,873)	$222	$(8,651)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended
	December 31,
	2016		2015
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(348)	(1)	$(304)	(1)	Income before provision for income taxes
	(123)		(107)		Provision for income taxes
	$(225)		$(197)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Nine Months Ended
	December 31,
	2016		2015
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(1,043)	(1)	$(911)	(1)	Income before provision for income taxes
	(369)		(322)		Provision for income taxes
	$(674)		$(589)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING CHARGE:

In fiscal 2017, the Company’s workforce was aligned with market conditions by eliminating certain management, office and manufacturing positions.  As a result, a restructuring charge of $630 was recognized, which included severance and related employee benefit costs.  This charge is included in the caption “Restructuring Charge” in the Condensed Consolidated Statement of Operations and Retained Earnings for the nine months ended December 31, 2016.  The reconciliation of the changes in the restructuring reserve is as follows:

Nine Months Ended
December 31,
2016
Balance at beginning of period	$74
Expense for restructuring	630
Amounts paid for restructuring	(549)
Balance at end of period	$155

The current portion of the liability of $144 and $74 at December 31, 2016 and March 31, 2016 respectively, is included in the caption “Accrued Compensation” in the Condensed Consolidated Balance Sheets.  The long-term portion of $11 at December 31, 2016 is separately presented in the Condensed Consolidated Balance Sheet.

NOTE 15 – OTHER INCOME:

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

NOTE 16 – ACCOUNTING AND REPORTING CHANGES:

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

Highlights

Highlights for the three and nine months ended December 31, 2016 include:

•

Net sales for the third quarter of fiscal 2017 were $22,654, up 31% compared with $17,323 for the third quarter of the fiscal year ended March 31, 2016 (we refer to the fiscal year ended March 31, 2016 as "fiscal 2016").  Net sales for the first nine months of fiscal 2017 were $66,145, down 2% compared with net sales of $67,738 for the first nine months of fiscal 2016.

•

Net income and income per diluted share for the third quarter of fiscal 2017 were $1,840 and $0.19, compared with $1,274 and $0.13, respectively, for the third quarter of fiscal 2016.  Net income and income per diluted share for the first nine months of fiscal 2017 were $3,222 and $0.33, respectively, compared with net income of $5,611 and income per diluted share of $0.56 for the first nine months of fiscal 2016.

•

Orders booked in the third quarter of fiscal 2017 were $17,699, down 21% compared with the third quarter of fiscal 2016 when orders were $22,263.  Orders booked in the first nine months of fiscal 2017 were $57,123, down 15% compared with the first nine months of fiscal 2016, when orders were $66,840.

•	Backlog was $99,104 at December 31, 2016, compared with $104,015 at September 30, 2016 and $107,963 at March 31, 2016.
•

Gross profit margin and operating margin for the third quarter of fiscal 2017 were 28% and 11%, respectively, compared with 20% and 9%, respectively, for the third quarter of fiscal 2016. Gross profit margin and operating margin for the first nine months of fiscal 2017 were 23% and 6% compared with 28% and 12%, respectively, for the first nine months of fiscal 2016.

•	Cash and short-term investments at December 31, 2016 were $72,677, compared with $66,274 on September 30, 2016 and $65,072 at March 31, 2016.

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

Current Market Conditions

Demand for our products and services to the oil refining and chemical industries depends on capital investment for new capacity, retrofit and debottlenecking projects and for planned or unplanned maintenance activity.  Increased volatility and significant reduction in global crude oil prices beginning in the second half of calendar 2014 created continuing uncertainty in the oil refining and chemical industries.  Such dramatic price reduction and increased volatility in global crude oil prices together with uncertainty of the mid- and long-term outlook caused our customers in these markets to alter their investment timing over the past year.  Capital investment within global refining and chemical industries contracted during fiscal 2016 compared with fiscal 2015 and has continued to contract in fiscal 2017.  While oil prices have stabilized over the past two quarters and have increased since the U. S. election, the near term uncertainty has not yet changed.  We continue to believe that the catalyst for increased investment would be higher or more stable crude oil prices, though a period of longer than six months is likely required.  However, even if crude oil prices remain low for a sustained period, we believe that increased global energy and petrochemical demand as well as the need to maintain and replace current equipment will eventually drive additional customer investment.

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

Demand in our naval nuclear propulsion market is tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business, based on anticipated demand and our strategic initiatives which are intended to increase our market share.

Oil refining and chemicals are expected to remain important end markets, notwithstanding the severity of the current downturn in these industries.  We intend to maintain our focus in these sectors and continue to implement strategies that expand participation and our market share.  We believe that long-term demand drivers for energy requirements are unchanged and have not been affected by the decline in the price of crude oil.  We believe that such demand, which is driven by population growth and an expanding middle class in emerging markets, requires an increase in global energy and petrochemical capacity and investment which will be partially offset by technological innovation.  Our strategy is to continue to leverage our investments and expand our capabilities and execution capacity to grow market share in the oil refining, chemical and nuclear markets, as well as our business with the U.S. Navy.  For more information, refer to the heading “Strategy and Outlook” within this Item 2 of this Quarterly Report on Form 10-Q.

We believe the long-term outlook in our key markets supports our strategy to grow our revenue to over $200,000 across the next business cycle in our markets.  In the near term, new order levels are expected to remain volatile, resulting in both relatively strong and weak periods.

The chart below shows the impact of our diversification strategy over the last ten years.   Over 60% of our current backlog is from markets not served by us in the Fiscal 2007-2009 time frame.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$22,654	$17,323	$66,145	$67,738
Gross profit	$6,301	$3,524	$15,422	$18,696
Gross profit margin	28%	20%	23%	28%
SG&A expense (1)	$3,804	$3,738	$10,637	$12,622
SG&A as a percent of sales	17%	22%	16%	19%
Net income	$1,840	$1,274	$3,222	$5,611
Diluted income per share	$0.19	$0.13	$0.33	$0.56
Total assets	$148,328	$151,009	$148,328	$151,009
Total assets excluding cash, cash equivalents and investments	$75,651	$77,794	$75,651	$77,794

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The Third Quarter and First Nine Months of Fiscal 2017 Compared With the Third Quarter and First Nine Months

of Fiscal 2016

Sales for the third quarter of fiscal 2017 were $22,654, a 31% increase as compared with sales of $17,323 for the third quarter of fiscal 2016.  Our domestic sales, as a percentage of aggregate sales, were 77% in the third quarter of fiscal 2017 compared with 62% in the third quarter of fiscal 2016.  Domestic sales year-over-year increased $6,638, or 61%.  International sales decreased $1,307, or 20%, in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016, driven by decreases in the Middle East and Canada.  Sales in the three months ended December 31, 2016 were 28% to the refining industry, 19% to the chemical and petrochemical industries, 19% to the power industry, including the nuclear market, and 34% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended December 31, 2015 were 36% to the refining industry, 28% to the chemical and petrochemical industries, 16% to the power industry, including the nuclear market, and 20% to other commercial and industrial applications, including the U.S. Navy.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects.  See also “Current Market Conditions,” above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first nine months of fiscal 2017 were $66,145, a decrease of $1,593, or 2% compared with sales of $67,738 for the first nine months of fiscal 2016.  The decrease in fiscal year-to-date sales was due to much weaker international sales, especially in the Middle East and Canada, offset by an increase in domestic sales.  Our domestic sales, as a percentage of aggregate product sales, were 74% in the first nine months of fiscal 2017 compared with 65% in the same period in fiscal 2016.  Domestic sales increased $5,469, or 13%, while international sales decreased by $7,062, or 29%.  International sales accounted for 26% and 35% of total sales for the first nine months of fiscal 2017 and fiscal 2016, respectively.  Sales in the first nine months of fiscal 2017 were 31% to the refining industry, 22% to the chemical and petrochemical industries, 23% to the power industry, including the nuclear market, and 24% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first nine months of fiscal 2016 were 31% to the refining industry, 35% to the chemical and petrochemical industries, 14% to the power industry, including the nuclear market, and 20% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the third quarter of fiscal 2017 was 28% compared with 20% for the third quarter of fiscal 2016.  Gross profit for the third quarter of fiscal 2017 increased 79% compared with fiscal 2016, to $6,301 from $3,524.  Gross profit and margin were favorably impacted by higher volume as well as a large non-typical order that began converting in the quarter.  The third quarter of the prior year, fiscal 2016, included a very unfavorable mix of projects which were converted.

Our gross profit margin for the first nine months of fiscal 2017 was 23% compared with 28% for the first nine months of fiscal 2016.  Gross profit for the first nine months of fiscal 2017 decreased 18% compared with fiscal 2016, to $15,422 from $18,696.  The decrease in gross margin reflects lower pricing due to the deteriorating market conditions experienced over the past two years.

SG&A expenses as a percent of sales for the three and nine-month periods ended December 31, 2016 were 17% and 16%, respectively. SG&A expenses in the third quarter of fiscal 2017 were $3,804, an increase of $66, or 2%, compared with the third quarter of fiscal 2016 SG&A of $3,738.  SG&A expenses in the first nine months of fiscal 2017 were $10,637, a decrease of $1,985, or 16%, compared with the first nine months of fiscal 2016 SG&A of $12,622.  This decrease was principally due to lower commissions, lower compensation costs and other actions taken to reduce costs as well as the benefit of insurance proceeds in the second quarter.

Other income in the three and nine-month periods ended December 31, 2016 was $0.  This compares to $1,784 in the three and nine-month periods ended December 31, 2015.  The amount in the prior fiscal year, fiscal 2016, resulted from the cancellation charges received from customers for two orders cancelled in the year.

Interest income for the three and nine-month periods ended December 31, 2016 was $100 and $272, respectively, compared with $72 and $177, respectively, for the same periods ended December 31, 2015.  Interest expense for the three and nine-month periods ended December 31, 2016 was $3 and $7, respectively, compared with $4 and $8, respectively, for the same periods ended December 31, 2015.

The effective tax rate in the current quarter was 29%, and 27% in the first nine months of fiscal 2017.  The effective tax rates for the comparable three and nine month periods of fiscal 2016 were 22% and 30%, respectively.

Net income for the three and nine months ended December 31, 2016 was $1,840 and $3,222, respectively, compared with $1,274 and $5,611, respectively, for the same periods in the prior fiscal year.  Income per diluted share in fiscal 2017 was $0.19 and $0.33 for the three and nine-month periods, compared with $0.13 and $0.56 for the same three and nine-month periods of fiscal 2016. Excluding the restructuring charge taken in the second quarter of fiscal 2017, net income for the nine months ended December 31, 2016 was $3,663, respectively, and income per diluted share was $0.38.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Statements of Cash Flows:

	December 31,	March 31,
	2016	2016
Cash and investments	$72,677	$65,072
Working capital	77,705	74,807
Working capital ratio(1)	3.5	3.7
Working capital excluding cash and investments	5,028	9,735

(1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first nine months of fiscal 2017 was $10,707, compared with $22,171 for the first nine months of fiscal 2016.  The decrease in cash generation year over year was attributable to lower net income and lower benefit from unbilled revenue and higher accounts receivable, partially offset by an increase in customer deposits and accrued compensation and income taxes payable.

Dividend payments and capital expenditures in the first nine months of fiscal 2017 were $2,616 and $241, respectively, compared with $2,415 and $883, respectively, for the first nine months of fiscal 2016.  The higher dividend payment was due to the increase in dividends per share announced in January 2016.

Capital expenditures for fiscal 2017 are expected to be approximately $500.  Approximately 85% of our fiscal 2017 capital expenditures are expected to be for productivity-enhancing machinery and equipment, with the remaining amounts expected to be used for information technology upgrades and other items.

Cash and investments were $72,677 on December 31, 2016 compared with $65,072 on March 31, 2016, up $7,605.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on December 31, 2016 and March 31, 2016 were $9,984 and $11,982, respectively.  The outstanding letters of credit as of December 31, 2016 were issued by JP Morgan Chase, HSBC, as well as Bank of America (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at December 31, 2016 and March 31, 2016.  The borrowing rate under our JP Morgan Chase facility as of December 31, 2016 was the bank’s prime rate, or 3.75%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,381 and $26,330 at December 31, 2016 and March 31, 2016, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended December 31, 2016 were $17,699 compared with $22,263 for the same period in the prior year, a decrease of 21%.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 59% of total orders, or $10,396, and international orders were 41% of total orders, or $7,303, in the current quarter compared with the third quarter of fiscal 2016, when domestic orders were 42%, or $9,442, of total orders, and international orders were 58%, or $12,821, of total orders.

During the first nine months of fiscal 2017, orders were $57,123, compared with $66,840 for the same period of fiscal 2016, a decrease of 15%.  For the first nine months of fiscal 2017, power orders decreased by $9,713, refining by $7,424 and chemical and petrochemical by $4,765.  These decreases were partially offset by orders in other commercial and industrial applications, including the U.S. Navy which increased by $12,185.  See “Current Market Conditions” for additional information.

Backlog was $99,104 at December 31, 2016, compared with $104,015 at September 30, 2016, a 5% decrease, and down 8% from $107,963 at March 31, 2016.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 50% to 55% of orders currently in our backlog are expected to be converted to sales within one year, 5% to 10% are expected to ship between 12 and 24 months, and 35% to 40% beyond two years.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At December 31, 2016, 17% of our backlog was attributable to equipment for refinery project work, 14% for chemical and petrochemical projects, 9% for power projects, including nuclear, 57% for U.S. Navy projects and 3% for other industrial applications.  At December 31, 2015, 24% of our backlog was attributed to equipment for refinery project work, 13% for chemical and petrochemical projects, 15% for power projects, 44% for U.S. Navy projects and 4% for other industrial applications.  In the third quarter of fiscal 2017, an order for $399 which had been on hold, was moved into active status.  At December 31, 2016, we had two projects for an aggregate of $6,461 on hold.

Strategy and Outlook

Ongoing weakness in the global energy markets is expected to continue to impact our business for the remainder of fiscal 2017.  The decrease in requests for quotations and orders, as well as a number of cancellations which occurred in fiscal 2016 are resulting in a challenging fiscal 2017.  Our pipeline has contracted over the past year as our oil refining and chemical market customers have further reduced their capital spending plans.  We believe that the reduction in quoting activity from our customers is in reaction to continued low and volatile oil prices.  The expected duration of this downturn is uncertain.

Despite the current downturn, we believe in the long-term potential of the energy and petrochemical markets we serve.  Coupled with our diversification strategy for the U.S. Navy and the power market, we believe this long-term strength will support our strategy to significantly grow our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

We expect revenue in fiscal 2017 to be between $88,000 and $92,000.  We project that 50% to 55% of our December 31, 2016 backlog will convert to sales over the next twelve months.  The backlog that is expected to convert beyond twelve months includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2017 to be in the 21% to 23% range.  We believe that production overhead absorption will continue to be weak, which in turn puts pressure on our gross profit margins.

SG&A spending during fiscal 2017 is expected to be between $15,000 and $15,500, inclusive of the $630 restructuring charge which occurred in the first and second quarters, or approximately 16% and 18% of sales.  Our effective tax rate during fiscal 2017 is expected to be between 28% and 30%.

Cash flow in fiscal 2017 will be much more moderate than fiscal 2016.  In the first nine months of fiscal 2017 cash flow has been strong due to an influx of customer deposits which are expected to unwind over the next couple of quarters.  Fiscal 2016 cash flow benefited from a build-up of accounts receivable and unbilled revenue which occurred in the latter portion of fiscal 2015 and that was converted to cash in fiscal 2016.

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

As of December 31, 2016, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2016 or March 31, 2016, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three months and nine months ended December 31, 2016 were 23% and 26%, respectively, of total sales compared with 38% and 35%, respectively, for the same period of fiscal 2016.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and nine months of fiscal 2017, sales in foreign currencies represented 0% and 2%, respectively, of total sales by us and our wholly-owned subsidiaries.  In the first three and nine months of fiscal 2016, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the first three and nine months of fiscal 2017, our purchases in foreign currencies represented 2% and 3% of cost of products sold, respectively.  In the first three and nine months of 2016, our purchases in foreign currencies represented less than 1% of cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2016 and March 31, 2016, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  In the third quarter of fiscal 2017, an order for $399 which had been on hold, was moved into active status.  At December 31, 2016, we had two projects for an aggregate of $6,461 on hold.

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

DECEMBER 31, 2016

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

Date: February 3, 2017

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