Form 10-K/A
period 2016-03-31
GRAHAM CORP
filed 2017-02-08
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended March 31, 2016 of Graham Corporation (the “Company”), as originally filed with the U.S. Securities and Exchange Commission on June 1, 2016 (the “Original Filing”).  The Company is filing the Amendment solely to amend: (i) Part II-Item 8 “Financial Statements and Supplementary Data” and (ii) Part IV-Item 15 “Exhibits and Financial Statement Schedules”, in each case to correct typographical errors relating to references to the dates of the audit reports (the “Reports”) of Deloitte & Touche LLP, the Company’s Independent Registered Public Accounting Firm.  The correct reference to the date of the Reports is June 1, 2016.

This Amendment is limited in scope to the portions of the Original Filing discussed above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2016

PART II

Item 8	Financial Statements and Supplementary Data	5

PART IV

Item 15	Exhibits, Financial Statement Schedules	35

PART II

Item 8.Financial Statements and Supplementary Data

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2016 of the Company and our reports dated June 1, 2016 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the "Company") as of March 31, 2016 and 2015, and for each of the three years in the period ended March 31, 2016, and the Company's internal control over financial reporting as of March 31, 2016, and have issued our reports thereon dated June 1, 2016; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries of the registrant

(23)	Consents of Experts and Counsel

**	23.1	Consent of Deloitte & Touche LLP, dated June 1, 2016
**	23.2	Consent of Deloitte & Touche LLP, dated February 8, 2017

(31)	Rule 13a-14(a)/15d-14(a) Certifications

**	31.1	Certification of Principal Executive Officer

**	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

**	32.1	Section 1350 Certifications

(101)	Interactive Date File

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Definitions Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Exhibits filed with this report.
#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

February 8, 2017	By:	/s/ Jeffrey F. Glajch
Jeffrey F. Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.