Form 10-K
period 2017-03-31
GRAHAM CORP
filed 2017-06-05
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.10 Per Share; Name of each exchange on which registered:  NYSE

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, was $176,684,817.  The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2016, as reported on the NYSE (the exchange on which the registrant’s common stock is listed).  For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 23, 2017, the registrant had outstanding 9,739,775 shares of common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed in connection with the registrant's 2017 Annual Meeting of Stockholders to be held on August 3, 2017, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2017

Note:

Portions of the registrant's definitive Proxy Statement, to be issued in connection with the registrant's 2017 Annual Meeting of Stockholders to be held on August 3, 2017, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business

Graham Corporation ("we," "us," "our") is a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries.  Our energy markets include oil refining, cogeneration, nuclear and alternative power.  For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy.  For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities. Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible customer service and high quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  We are also a leading nuclear code accredited fabrication and specialty machining company.  We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia and also at our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.  We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China.  GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936.  As of March 31, 2017, we had 336 employees.  Our stock is traded on the NYSE under the ticker symbol "GHM".

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

Due to our diversification efforts, our business that supports the U.S. Navy and commercial nuclear market has increased resulting in greater domestic sales.  Over a business cycle, our domestic sales will generally range between 50% and 75% of total sales.  The mix of domestic and international sales can vary from year to year.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2017, 2016 and 2015, which we refer to as "fiscal 2017," "fiscal 2016" and "fiscal 2015", respectively, is contained in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference.  We refer to our fiscal year ending March 31, 2018 as "fiscal 2018".  Our backlog at March 31, 2017 was $82,590 compared with $107,963 at March 31, 2016.

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

•

We maintain a responsive, flexible production environment.  The operations platform in our businesses is adept at handling low volume, high mix orders that are highly customized fabrications.  Our production environment is much different from a highly engineered standard products business.  While certain equipment in a product group may look similar, there are often subtle differences which are required to deliver the desired specification.  Also, during production it is not uncommon for customer-driven engineering changes to occur that alter the configuration of what had been initially released into production.  The markets that we serve demand this flexible operating model.

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

In order to effectively implement our strategy, we also believe that we must continually invest in and leverage our unique customer value enhancing differentiators, the keys of which are listed below:

•	Invest in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Enhance our engineering capacity and capability, especially in connection with product design, in order to more quickly respond to existing and future customer demands.
•	Invest in our manufacturing operations to improve productivity where needed and identify out-sourced capacity to complement our growth strategies.
•	Accelerate our ability to quickly and efficiently bid on available projects through our ongoing implementation of front-end bid automation and design processes.
•	Expand our capabilities and increase our penetration of the existing sales channel and customer base in the nuclear market.
•	Invest in resources to further serve the U.S. Navy in our core competency areas of engineering and manufacturing, where our commercial capabilities meet U.S. Navy requirements.
•	Implement and expand upon our operational efficiencies through ongoing refinement of our flexible manufacturing flow model as well as achievement of other cost efficiencies.
•	Focus on improving quality to eliminate errors and rework, thereby reducing lead time.
•	Develop a cross-trained, flexible workforce able to adjust to variable product demand by our customers.

Competition

Our business is highly competitive.  The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality.  Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Refining vacuum distillation	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; GEA Wiegand GmbH

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; Schutte Koerting

Turbomachinery Original Equipment Manufacturer ("OEM") – refining, petrochemical	Ambassador; Donghwa Entec Co., Ltd.; KEMCO; Oeltechnik GmbH; SPX Heat Transfer

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; SPX Heat Transfer; Thermal Engineering International (USA), Inc.

Nuclear	Consolidated; Dubose; Energy & Process; Joseph Oat; Nova; Nusource; Tioga

Navy Nuclear Propulsion Program / Defense	DC Fabricators; Joseph Oat; PCC; Triumph Aerospace; Xylem

international

Market	Principal Competitors

Refining vacuum distillation	Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte Koerting

Turbomachinery OEM – refining, petrochemical	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

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

Research and Development Activities

During fiscal 2017, fiscal 2016 and fiscal 2015, we spent $3,863, $3,746 and $3,585, respectively, on research and development activities related both to new products and services and the ongoing improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. accounted for a significant portion of our total revenue during our last three fiscal years.  Approximately 25%, 37% and 36% of our revenue in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, resulted from foreign sales.  Sales in Asia constituted approximately 8%, 10% and 8% of our revenue in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.  Sales in the Middle East constituted approximately 3%, 12% and 8% of our revenue in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.  Our foreign sales and operations are subject to numerous risks, as discussed under the heading "Risk Factors" in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2017, we had 336 employees.  We believe that our relationship with our employees is good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended.  Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").  The SEC maintains a website (located at www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.  Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549.  Information regarding the SEC's Public Reference Room can be obtained by calling 1-800-SEC-0330.

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

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries and to the U.S. Navy, or to firms that design and construct facilities for these industries.  The core industries in which our products are used are highly cyclical and have historically experienced severe downturns.  We are currently in such a downturn, which was sudden when it started and has not shown signs of near term recovery.  The dramatic decline in global oil prices which began in calendar year 2014 translated into an abrupt contraction in orders in the energy markets and is the most recent example of the cyclical nature of our markets.   We believe that over the long-term, demand for our products will expand in the petrochemical, petroleum refining and power generating industries, however, the current decline and volatility in oil prices confirms that cyclical downturns will occur periodically.  A sustained deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.  A cyclical downturn can occur suddenly and result in extremely different financial performance sequentially from quarter to quarter or on an annual comparative basis due to an inability to rapidly adjust costs.

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

We encounter intense competition in all of our markets.  Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources.  Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands and they may be able to devote greater resources towards the development, promotion and sale of their products.  Certain of our competitors may also have a cost advantage compared to us due to their geography or changes in relative currency values and may compete against us based on price.  This may affect our ability to secure new business and maintain our level of profitability.  In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers.  Moreover, customer buying patterns can change if customers become more price sensitive and accepting of lower cost suppliers.  If we cannot compete successfully against current or future competitors, our business will be materially adversely affected.

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

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 38%, 30% and 38% of consolidated net sales in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

We may experience customer concentration risk related to strategic growth for U.S. Navy projects.

We believe our strategy to increase the penetration of U.S. Navy related opportunities will lead to U.S. Navy related projects consistently being greater than 10% of our total revenue.  While these projects are spread across multiple contractors for the U.S. Navy, the end customer for these projects is the same.  This concentration of business could add additional risk to Graham should there be a disruption, short or long term, in the funding for these projects or our participation in the U.S. Navy Nuclear Propulsion program.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2017, 25% of our revenue was from customers located outside of the U.S.  Moreover, we maintain a subsidiary and a sales office in China.  We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future.  We intend to continue to expand our international operations to the extent that suitable opportunities become available.  Our foreign operations and sales could be adversely affected as a result of:

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

Climate change and greenhouse gas regulations may affect our customers' investment decisions.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions.  These restrictions may affect our customers' abilities and willingness to invest in new facilities or to re-invest in current operations.  These requirements could impact the cost of our customers’ products, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward lower-carbon sources.  Any of the foregoing could adversely impact the demand for our products, which in turn could have an adverse effect on our business and results of operation.

The operations of our Chinese subsidiary may be adversely affected by China's evolving economic, political and social conditions.

We conduct our business in China primarily through our wholly-owned Chinese subsidiary.  The results of operations and future prospects of our Chinese subsidiary are subject to evolving economic, political and social developments in China.  In particular, the results of operations of our Chinese subsidiary may be adversely affected by, among other things, changes in China's political, economic and social conditions, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation.  In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users.  Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as us, are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse effect on our business and results of operations.

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

Our Chinese subsidiary is subject to laws and regulations applicable to foreign investment in China.  There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China.  The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value.  Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform.  Moreover, the relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas.  Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic.  For the preceding reasons, it may be difficult for us to obtain timely or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.

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

Efforts to reduce large U.S. federal budget deficits could result in government cutbacks or shifts in focus in defense spending or in reduced incentives to pursue alternative energy projects, resulting in reduced demand for our products, which could harm our business and results of operations.

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

One of our growth strategies is to increase our penetration of U.S. Navy related opportunities.  Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders.  The time between the awarding of an order to complete shipment can take three to seven years.  Annual government funding is required to continue the production of this equipment.  Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders.  Since this business is expected to increase as a percentage of our overall business, such a disruption, should it occur, could adversely impact the sales and profitability of our business.

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

New technology on other parts of the ships for the U.S. Navy may delay projects and may impact our ability to grow this business.

Certain U.S. Navy vessels are implementing new technologies, unrelated to any of the equipment that we provide to the vessel.  If there is a complication or delay to any ship caused by this new technology, it may delay the procurement and fabrication of future vessels, which could impact our business.

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

The value of our backlog as of March 31, 2017 was $82,590.  Our backlog can be significantly affected by the timing of large orders.  The amount of our backlog at March 31, 2017 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders.  This generally occurs more often in times of end market or capital market turmoil.  As evidence of this, we had orders totaling $24,457 cancelled during the past nine quarters.  We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

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

An extended downturn could adversely impact the financial stability of our customers and increase the risk of uncollectable accounts receivable.

Our customers participate in cyclical markets, such as petroleum refining, petrochemical and nuclear energy.  The financial strength of our customers can be impacted by a severe or lengthy downturn in these markets.  This could lead to additional risk on our ability to collect outstanding accounts receivables.  We mitigate this risk with the utilization of progress payments for many projects, but certain industries, end markets and geographies are not as willing to make progress payments.  Certain projects require a small portion of the total payments to be held until the customer's facility is fully operational, which can be in excess of one year beyond our delivery of equipment to them.  This additional time may add risk to our ability to collect on the outstanding accounts receivables.

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

The success of our acquisition strategy will depend, in part, on our ability to identify suitable companies or businesses to purchase and then successfully negotiate and close acquisition transactions.  In addition, our success depends in part on our ability to integrate acquisitions and realize the anticipated benefits from combining the acquisition with our historical business, operations and management.  We cannot provide any assurances that we will be able to complete any acquisitions and then successfully integrate the business and operations of those acquisitions without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of our management's attention, failure to integrate information and accounting systems or establish and maintain proper internal control over financial reporting.  Moreover, as part of the integration process, we must incorporate an acquisition's existing business culture and compensation structure with our existing business.  If we are not able to efficiently integrate an acquisition's business and operations into our organization in a timely and efficient manner, or at all, the anticipated benefits of the acquisition may not be realized, or it may take longer to realize these benefits than we currently expect, either of which could have a material adverse effect on our business or results of operations.

Should a portion of our intangible assets be impaired, results of operations could be materially adversely affected.

Our balance sheet includes intangible assets, including goodwill and other separately identifiable intangible assets, primarily as a result of our acquisition of Energy Steel which make up 14% of the assets of the Company.  The value of our intangible assets may increase in the future if we complete additional acquisitions as part of our overall business strategy. We are required to review our intangible assets for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise.  Factors that could indicate that our intangible assets are impaired could include, among other things, a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower than expected growth rates in our markets. If a portion of our intangible assets becomes impaired as a result of such a review, the impaired portion of such assets would have to be written-off during that period.  Although such a write-off would be non-cash, it could have a material adverse effect on our reported financial results.

The commercial terms we accept may contain risks related to certain provisions, including payment or shipping terms, delivery timing, product liability, warranty or other claims, that could adversely affect our results of operations and financial condition.

The commercial terms we accept require us to deliver products which meet certain specifications.  We negotiate payment terms, shipping terms and delivery timing with our customers.  Our failure to meet any of these terms or the failure of our customers to meet their requirements, or our acceptance of terms which are more onerous than our standard terms could have a material adverse effect on our business and financial condition.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Strength of the U.S. dollar compared with the Euro or Asian currencies may put us in a less competitive position.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates.  In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation.  Any of the foregoing could adversely affect our business and results of operations.  At March 31, 2017, we held no forward foreign currency exchange contracts.

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

Our common stock is traded on the NYSE exchange under the symbol "GHM".  As of May 23, 2017, there were 9,739,775 shares of our common stock outstanding that were held by approximately 145 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
Fiscal year 2017
First quarter	$19.92	$17.11
Second quarter	21.09	17.72
Third quarter	24.05	17.19
Fourth quarter	24.99	21.64

Fiscal year 2016
First quarter	$25.25	$19.82
Second quarter	20.60	15.71
Third quarter	18.88	15.63
Fourth quarter	20.24	14.39

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends.  Dividends declared per share by our Board of Directors for each of the four quarters of fiscal 2017 were $.09.  Dividends declared per share for the first, second, third and fourth quarters of fiscal 2016 were $.08, $.08, $.08 and $.09, respectively.  There can be no assurance that we will pay cash dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders.  The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1.  As of March 31 and May 31, 2017 we did not have any funded debt outstanding.  More information regarding our senior credit facility can be found in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

GRAHAM CORPORATION – FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2017	2016	2015	2014	2013
Operations:
Net sales	$91,769	$90,039	$135,169	$102,218	$104,973
Gross profit	22,161	23,255	41,804	31,812	31,822
Gross profit percentage	24.1%	25.8%	30.9%	31.1%	30.3%
Net income	5,023	6,131	14,735	10,145	11,148
Cash dividends	3,492	3,296	2,026	1,308	899

Common stock:

Basic earnings from continuing operations per share	$0.52	$0.61	$1.46	$1.01	$1.11
Diluted earnings from continuing operations per share	0.52	0.61	1.45	1.00	1.11
Stockholders' equity per share	11.72	11.34	11.50	10.49	9.30
Dividends declared per share	0.36	0.33	.20	.13	.09
Market price range of common stock
High	24.99	25.25	35.35	41.94	24.80
Low	17.11	14.39	20.58	22.36	16.20
Average common shares outstanding – diluted	9,728	9,983	10,143	10,104	10,051

Financial data at March 31:

Cash and cash equivalents and investments	$73,474	$65,072	$60,271	$61,146	$51,692
Working capital	78,688	74,807	80,884	70,678	64,330
Capital expenditures	325	1,153	5,300	5,263	1,655
Depreciation	2,092	2,201	2,079	1,977	1,851
Total assets	151,570	143,131	154,003	140,971	126,514
Long-term debt, including capital lease obligations	143	157	98	136	127
Stockholders' equity	114,110	109,380	116,551	105,908	92,995

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Graham's global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible service and high quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  We are also a leading nuclear code accredited fabrication and specialty machining company.  We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia and also at our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.  We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China.  GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.

Highlights

Highlights for our fiscal year ended March 31, 2017, which we refer to as "fiscal 2017" include:

•

Net income and income per diluted share for fiscal 2017, were $5,023 and $0.52 compared with net income and income per diluted share of $6,131 and $0.61, respectively, for the fiscal year ended March 31, 2016, which we refer to as "fiscal 2016."  Net income and income per diluted share for fiscal 2017 were $5,464 and $0.56, excluding the impact of a nonrecurring restructuring charge.

•	Net sales for fiscal 2017 were $91,769, up 2% compared with $90,039 for fiscal 2016.
•	Operating cash flow for fiscal 2017 was $12,389, down from $18,751 in fiscal 2016.
•	Net orders received in fiscal 2017 were $66,128, down 21% compared with fiscal 2016, when orders were $83,997.
•	Backlog on March 31, 2017 was at $82,590, down 24% from backlog of $107,963 on March 31, 2016.
•

Gross profit and operating margins for fiscal 2017 were 24.1% and 7.3% compared with 25.8% and 9.4%, respectively, for fiscal 2016.  Fiscal 2017 operating margin was 8.0%, excluding the impact of a nonrecurring restructuring charge.

•

In fiscal 2017, $3,492 was returned to shareholders as dividends compared with $12,737 from a combination of share repurchases and dividends in fiscal 2016; 539 shares were repurchased at a cost of $9,441 in fiscal 2016.

•	Cash and cash equivalents and short-term investments at March 31, 2017 were $73,474 compared with $65,072 as of March 31, 2016, an increase of $8,402.
•	At fiscal 2017 year end, we had a solid balance sheet that was free of bank debt and which we believe provides us with the financial flexibility to pursue our business strategy.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission ("SEC") include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Forward-looking statements are usually accompanied by words such as "anticipate," "believe," "estimate," "may," "might," "intend," "interest," "appear," "expect," "suggest," "plan," "encourage," "potential" and similar expressions.  Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements.  Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

Our global energy markets continue to be contracted.  This is caused by crude oil and natural gas price declines, price volatility and near term price uncertainty.  In response, our customers in the downstream energy sector sharply altered downward capital spending for new capacity, revamping and turnaround for routine maintenance.  Additionally, the nuclear market capital spending for both new capacity and to maintain existing facilities has dramatically shifted downward.  It is reportedly down 25 to 35% compared with 3 to 4 years ago.  We continue to operate in this time of contracted capital spending within the energy and nuclear markets which has had the effect of measurably reducing new orders and consequently reduced levels for sales.

For both energy and nuclear markets these current conditions present challenges, however, the long term view for these end markets is that fundaments will drive increasing demand.  These include rising populations, strong emerging market economic growth, overall global economic expansion, which will result in capital investment to satisfy increasing global demand.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business based on our strategic actions to increase our market share and expected demand. For more information, refer to the heading ''Strategy and Outlook'' within this Item 7 of this Annual Report on Form 10-K.

We believe the long-term outlook in our key markets supports our strategy. In the near term, new order levels are expected to remain volatile, resulting in both relatively strong and weak periods.

The chart below shows the impact of our diversification strategy.   Nearly 70% of our backlog at the end of fiscal year 2017 is from markets not served in the Fiscal 2007-2009 time frame.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2017	2016	2015
Net sales	$91,769	$90,039	$135,169
Gross profit	$22,161	$23,255	$41,804
Gross profit margin	24.1%	25.8%	30.9%
SG&A expense (1)	$14,858	$16,565	$18,512
SG&A as a percent of sales	16.2%	18.4%	13.7%
Net income	$5,023	$6,131	$14,735
Diluted income per share	$0.52	$0.61	$1.45
Total assets	$151,570	$143,131	$154,003
Total assets excluding cash, cash equivalents and investments	$78,096	$78,059	$93,732

(1)	Selling, general and administrative expense is referred to as “SG&A”.

Fiscal 2017 Compared with Fiscal 2016

Sales for fiscal 2017 were $91,769, up $1,730 or 2%, as compared with sales of $90,039 for fiscal 2016.  Domestic sales were $69,166 or 75% of total sales, up from $57,027 or 63% of total sales in fiscal 2016.  Domestic sales increased $12,139, or 21%, compared with fiscal year 2016.  International sales accounted for $22,603, or 25% of total sales, for fiscal 2017, down from $33,012, or 37% of total sales in fiscal 2016.  International sales decreased $10,409 or 32%, compared with fiscal 2016, primarily due to lower sales to the refining, chemical and petrochemical industries.  The international markets with the largest decreases were the Middle East and Canada, partially offset by increases in Mexico and South America.  By market, sales for fiscal 2017 were 26% to the refining industry (down from 32% in fiscal 2016), 23% to the chemical and petrochemical industries (down from 33% in fiscal 2016), 22% to the power markets (up from 16% in fiscal 2016), and 29% to defense and other industrial applications (up from 19% in fiscal 2016).

Our gross margin for fiscal 2017 was 24.1% compared with 25.8% for fiscal 2016.  The reduction in gross margin was primarily due to a very competitive pricing environment for orders received in fiscal 2017 and business mix partially offset by a large non-typical order which converted in the second half of the fiscal year.  Gross profit for fiscal 2017 decreased $1,094, or 5% compared with fiscal 2016 due to the same factors which impacted gross margin.

Selling, general and administrative, or SG&A, expense for fiscal 2017 was $14,858, down 10% or $1,707, compared with $16,565 in fiscal 2016.  The reduction in SG&A expenses was primarily due to lower sales commissions and cost reduction efforts which occurred in fiscal 2017 as well as the benefit of an insurance settlement of $759.  SG&A as a percentage of sales in fiscal 2017 improved to 16.2% of sales compared with 18.4% of sales in fiscal 2016.

In fiscal 2017 we incurred a pre-tax restructuring charge of $630 ($441 after tax) for severance costs related to a reduction in force to align headcount with the business environment.  This initiative contributed to cost savings in fiscal 2017.

There was no other income in fiscal 2017.  Other income in fiscal 2016 of $1,789 was due to cancellation fees received from customers for two orders which were cancelled in fiscal 2016.

Interest income for fiscal 2017 was $386, up from $261 in fiscal 2016.  Interest expense for fiscal 2017 was $10, the same as in fiscal 2016.

Our effective tax rate in fiscal 2017 was 29% compared with an effective tax rate of 30% for fiscal 2016.

Net income and income per diluted share for fiscal 2017, were $5,023 and $0.52, respectively, compared with net income and income per diluted share of $6,131 and $0.61, respectively, for fiscal 2016.  Net income and income per diluted share for fiscal 2017 were $5,464 and $0.56, excluding the impact of a nonrecurring restructuring charge.

Fiscal 2016 Compared with Fiscal 2015

Sales for fiscal 2016 were $90,039, down $45,130, or 33%, as compared with sales of $135,169 for fiscal 2015.  Domestic sales were $57,027, or 63%, of total sales, down from $86,399 or 64% of total sales in fiscal 2015.  Domestic sales decreased $29,372, or 34%, compared with fiscal 2015 across all end markets.  International sales accounted for $33,012, or 37%, of total sales for fiscal 2016, down from $48,770, or 36%, of total sales in fiscal 2015.  International sales decreased $15,758, or 32%, compared with fiscal 2015.  All international markets were weaker, with the largest decreases occurring in Canada, South and Central America and Asia.  By market, sales for fiscal 2016 were 32% to the refining industry (the same as in fiscal 2015), 33% to the chemical and petrochemical industries (down from 35% in fiscal 2015), 16% to the power markets (up from 15% in fiscal 2015), and 19% to defense and other industrial applications (up from 18% in fiscal 2015).

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

SG&A, expense for fiscal 2016 was $16,565, down 11% or $1,947, compared with $18,512 in fiscal 2015. SG&A as a percentage of sales in fiscal 2016 increased to 18.4% of sales compared with 13.7% of sales in fiscal 2015. The increase in SG&A as a percent of sales was due to lower sales levels in fiscal 2016, partly offset by cost reductions.

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

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K.  The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2017	March 31, 2016	March 31, 2015
$114,110	$109,380	$116,551

Fiscal 2017 Compared with Fiscal 2016

Stockholders' equity increased $4,730 or 4%, at March 31, 2017 compared with March 31, 2016.  The increase was primarily due to earnings.

On March 31, 2017, our net book value per share was $11.72, up 3% over March 31, 2016.

Fiscal 2016 Compared with Fiscal 2015

Stockholders' equity decreased $7,171 or 6%, at March 31, 2016 compared with March 31, 2015.  This decrease was primarily due to our repurchase of 539 shares at a cost of $9,441, partially offset by net income earned in fiscal 2016.  See Item 5 of this Annual Report on Form 10-K for more information on our stock repurchase program.

On March 31, 2016, our net book value per share was $11.34, down 1% over March 31, 2015.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2017	2016
Cash and investments	$73,474	$65,072
Working capital(1)	78,688	74,807
Working capital ratio(2)	3.5	3.7
Working capital excluding cash and investments	5,214	9,735

(1)  Working capital equals current assets minus current liabilities.

(2)  Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to measure our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2017 was $12,389, compared with $18,751 for fiscal 2016.  Cash usage from changes in unbilled revenues and lower cash generated from accounts receivable were responsible for the decrease in cash generated compared with fiscal 2016.

Capital spending in fiscal 2017 was $325, compared with $1,153 in fiscal 2016.  Capital expenditures in each of fiscal 2017 and fiscal 2016 were approximately 90% for facilities along with machinery and equipment and the remaining 10% for all other items.

There were no share repurchases in fiscal 2017 and dividend payments were $3,492 in fiscal 2017.  Share repurchases of $9,441 to repurchase 539 shares, and dividend payments of $3,296 occurred in fiscal 2016.

Cash and investments were $73,474 on March 31, 2017 compared with $65,072 on March 31, 2016, up $8,402 or 13%.

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

Capital expenditures for the fiscal year ending March 31, 2018 are expected to be between approximately $2,500 and $3,000.  Approximately 80% of our fiscal 2018 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on March 31, 2017 and March 31, 2016 were $8,372 and $11,982, respectively.  The outstanding letters of credit as of March 31, 2017 were issued by JP Morgan Chase, HSBC, as well as Bank of America, N.A. (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at March 31, 2017 and March 31, 2016.  The borrowing rate under our JP Morgan Chase facility as of March 31, 2017 was the bank’s prime rate, or 4%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,761 and $26,330 at March 31, 2017 and March 31, 2016, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Contractual Obligations

As of March 31, 2017, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$265	$115	$129	$21	$—
Operating leases(1)	1,578	489	808	281	—
Pension and postretirement benefits(2)	83	83	—	—	—
Accrued compensation	120	120	—	—	—
Accrued pension liability	493	26	18	—	449
Total	$2,539	$833	$955	$302	$449

(1)	For additional information, see Note 6 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
(2)

Amounts represent anticipated contributions during fiscal 2017 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees.  On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees.  Benefits payable to retirees of record on April 1, 2003 remained unchanged.  We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated.  No contributions are expected to be made to our defined benefit pension plan for fiscal 2018.

Orders and Backlog

Orders in fiscal 2017 decreased 21% to $66,128 from $83,997 in fiscal 2016, net of $6,467 of cancellations which occurred in fiscal 2017 and $12,095 of cancellations which occurred in fiscal 2016.  Excluding the cancellations, gross orders were $72,595 and $96,092 in fiscal 2017 and fiscal 2016, respectively.  Orders represent communications received from customers requesting us to supply products and services.  Revenue is recognized on orders received in accordance with our revenue recognition policy described in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Net domestic orders were 74%, or $48,927, and net international orders were 26%, or $17,201, of our total net orders in fiscal 2017.  This compared to net domestic orders of $56,383, or 67%, of total net orders, and international orders of $27,614, or 33%, of our total orders in fiscal 2016.   Domestic orders decreased by $7,456, or 13% as a result of lower demand in the refining and petrochemical processing industries, partly offset by a large non-typical order for the U.S. Navy.  Net international orders decreased by $10,413, or 38%.

Backlog was $82,590 at March 31, 2017, down 24% compared with $107,963 at March 31, 2016.  Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized.  All orders in backlog represent orders from our traditional markets in established product lines. Approximately 45% to 55% of orders currently in our backlog are expected to be converted to sales within one year.  At March 31, 2017, approximately 16% of our backlog was attributed to equipment for refinery project work, 12% for chemical and petrochemical projects, 8% for power, including nuclear energy, 61% for U.S. Navy projects and 3% for other industrial or commercial applications.  At March 31, 2016, approximately 21% of our backlog was attributed to equipment for refinery project work, 11% for chemical and petrochemical projects, 17% for power, including nuclear energy, 47% for U.S. Navy projects and 4% for other industrial or commercial applications.  At March 31, 2017, we had no projects on hold.

Strategy and Outlook

The energy markets continue to be weak as we enter fiscal 2018.  Orders, net of cancellations, in fiscal 2017 were at their lowest level in six years.  Year-end backlog was at its lowest level in eight years.  Over 60% of our backlog on March 31, 2017 was for the U.S. Navy.  Approximately one quarter of the long lived U.S. Navy backlog is expected to begin to convert into revenue in fiscal 2018.   We expect all of these factors to lead to a challenging fiscal 2018.  Our pipeline remains contracted as our oil refining and chemical market customers continue to operate at reduced capital spending levels and extending time periods between shutdowns.  The expected duration of this downturn continues to be uncertain, but it does not seem to be ending in the near-term.

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

The headwinds in the energy markets are causing near-term uncertainty.  This has affected our outlook for fiscal 2018.  We expect revenue in fiscal 2018 to be approximately $80,000 to $90,000.  We project that approximately 45% to 55% of our March 31, 2017 backlog will convert to sales in fiscal 2018.  We expect the remaining backlog will convert beyond fiscal 2018, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2018 to be in the 22% to 24% range, compared with 24% to 26% in the past two fiscal years.  We expect continued pricing pressure and under-utilization of our production facilities in fiscal 2018. We believe that production overhead absorption will be weak, which we expect in turn will put continued pressure on gross profit margins.

SG&A during fiscal 2018 is expected to be between $16,000 and $17,000.  Our effective tax rate during fiscal 2018 is expected to be between 30% and 32%.

We expect that cash flow in fiscal 2018 will be much more moderate than fiscal 2017.  Fiscal 2017 cash flow benefited from the continued build-up of customer deposits.

We continue to believe that the long-term outlook for the energy markets is good.  We will continue to look toward future growth while being mindful of near term profitability, given short-term challenges.

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

As of March 31, 2017, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits to which we are, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Valuation of Goodwill and Intangible Assets.  Definite lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value.  If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded.  Fair values for reporting units are determined based on discounted cash flows.  Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

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

Goodwill and intangible assets with indefinite lives are tested annually for impairment.  We assess goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts.  If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded.  Fair values for reporting units are determined based on discounted cash flows.  Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments.  The discount rate assumption for fiscal 2017 was 3.93% for our defined benefit pension plan and 3.16% for our other postretirement benefit plan.  A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2017 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $276 and $0, respectively.

The expected return on plan assets assumption of 8.0% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns.  A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2017 net periodic pension expense by approximately $180.

During fiscal 2017, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third party insurance company.  As a result of this transaction, the projected benefit obligation and plan assets decreased $1,118 and $1,246, respectively.  In fiscal 2016, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third party insurance company.  As a result of this transaction, the projected benefit obligation and plan assets decreased $1,710 and $1,798, respectively.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, the SEC, the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on our consolidated financial statements.  For discussion of the newly issued accounting pronouncements see ''Accounting and reporting changes'' in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2017 or March 31, 2016, other than operating leases and letters of credit incurred in the ordinary course of business.

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

Foreign Currency

International consolidated sales for fiscal 2017 were 25% of total sales, down from 37% of sales in fiscal 2016.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In fiscal 2017, sales in foreign currencies represented 2% of total sales by us and our subsidiaries.  In each of fiscal 2016 and fiscal 2015, substantially all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In fiscal 2017, fiscal 2016 and fiscal 2015, our purchases in foreign currencies represented 3%, 1% and 1%, respectively, of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in fiscal 2017 or fiscal 2016, and as of March 31, 2017 and 2016, respectively, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers.  In fiscal 2017, we had two projects totaling $6,467, which were cancelled.  In fiscal 2016, we had three projects totaling $12,095, which were cancelled.  At March 31, 2017, we had no projects on hold.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Net sales	$91,769	$90,039	$135,169
Cost of products sold	69,608	66,784	93,365
Gross profit	22,161	23,255	41,804
Other expenses and income:
Selling, general and administrative	14,624	16,331	18,283
Selling, general and administrative - amortization	234	234	229
Restructuring charge	630	—	1,718
Other income	—	(1,789)	—
Interest income	(386)	(261)	(189)
Interest expense	10	10	11
Total other expenses and income	15,112	14,525	20,052
Income before provision for income taxes	7,049	8,730	21,752
Provision for income taxes	2,026	2,599	7,017
Net income	$5,023	$6,131	$14,735
Per share data
Basic:
Net income	$0.52	$0.61	$1.46
Diluted:
Net income	$0.52	$0.61	$1.45
Average common shares outstanding:
Basic	9,716	9,976	10,123
Diluted	9,728	9,983	10,143
Dividends declared per share	$.36	$.33	$.20

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2017	2016	2015
	(Amounts in thousands)
Net income	$5,023	$6,131	$14,735
Other comprehensive income:
Foreign currency translation adjustment	(251)	(150)	3
Defined benefit pension and other postretirement plans, net of income tax provision (benefit) of $1,364, $(804), and $(1,802), for the years ended March 31, 2017, 2016 and 2015, respectively	2,493	(1,470)	(3,294)
Total other comprehensive income	2,242	(1,620)	(3,291)
Total comprehensive income	$7,265	$4,511	$11,444

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$39,474	$24,072
Investments	34,000	41,000
Trade accounts receivable, net of allowances ($168 and $91 at March 31, 2017 and 2016, respectively)	11,483	12,730
Unbilled revenue	15,842	11,852
Inventories	9,246	10,811
Prepaid expenses and other current assets	681	613
Income taxes receivable	—	1,652
Total current assets	110,726	102,730
Property, plant and equipment, net	17,021	18,747
Prepaid pension asset	2,340	—
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	4,068	4,248
Other assets	177	168
Total assets	$151,570	$143,131
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$107	$55
Accounts payable	10,295	10,325
Accrued compensation	5,189	5,317
Accrued expenses and other current liabilities	3,723	3,826
Customer deposits	12,407	8,400
Income taxes payable	317	—
Total current liabilities	32,038	27,923
Capital lease obligations	143	157
Deferred income tax liability	4,051	3,546
Accrued pension liability	467	1,338
Accrued postretirement benefits	761	787
Total liabilities	37,460	33,751
Commitments and contingencies (Notes 6 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,548 and 10,468 shares issued and 9,740 and 9,646 shares outstanding at March 31, 2017 and 2016, respectively	1,055	1,047
Capital in excess of par value	23,176	22,315
Retained earnings	110,544	109,013
Accumulated other comprehensive loss	(8,434)	(10,676)
Treasury stock (808 and 822 shares at March 31, 2017 and 2016, respectively)	(12,231)	(12,319)
Total stockholders’ equity	114,110	109,380
Total liabilities and stockholders’ equity	$151,570	$143,131

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2017	2016	2015
	(Dollar amounts in thousands)
Operating activities:
Net income	$5,023	$6,131	$14,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,092	2,201	2,079
Amortization	234	234	229
Amortization of unrecognized prior service cost and actuarial losses	1,387	1,214	514
Stock-based compensation expense	627	697	653
Loss on disposal or sale of property, plant and equipment	4	4	14
Deferred income taxes	(884)	(1,522)	157
(Increase) decrease in operating assets:
Accounts receivable	1,127	4,440	(6,910)
Unbilled revenue	(3,996)	6,783	(10,835)
Inventories	1,561	3,175	2,525
Income taxes receivable/payable	1,977	(1,309)	158
Prepaid expenses and other current and non-current assets	(111)	(162)	(152)
Prepaid pension asset	(823)	(1,222)	(1,108)
Increase (decrease) in operating liabilities:
Accounts payable	78	(2,836)	3,115
Accrued compensation, accrued expenses and other current and non-current liabilities	28	(3,178)	4,981
Customer deposits	4,010	4,227	(3,834)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	55	(126)	(42)
Net cash provided by operating activities	12,389	18,751	6,279
Investing activities:
Purchase of property, plant and equipment	(325)	(1,153)	(5,300)
Proceeds from disposal of property, plant and equipment	1	3	1
Purchase of investments	(55,000)	(44,000)	(50,000)
Redemption of investments at maturity	62,000	36,000	46,000
Net cash provided (used) by investing activities	6,676	(9,150)	(9,299)
Financing activities:
Principal repayments on capital lease obligations	(58)	(59)	(80)
Issuance of common stock	137	97	47
Dividends paid	(3,492)	(3,296)	(2,026)
Purchase of treasury stock	(29)	(9,441)	—
Excess tax (deficiency) benefit on stock awards	(19)	6	200
Net cash used by financing activities	(3,461)	(12,693)	(1,859)
Effect of exchange rate changes on cash	(202)	(107)	4
Net increase (decrease) in cash and cash equivalents	15,402	(3,199)	(4,875)
Cash and cash equivalents at beginning of year	24,072	27,271	32,146
Cash and cash equivalents at end of year	$39,474	$24,072	$27,271

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2017, 2016 and 2015

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2014	10,409	$1,041	$20,274	$93,469	$(5,765)	$(3,111)	$105,908
Comprehensive income				14,735	(3,291)		11,444
Issuance of shares	24	2	45				47
Stock award tax benefit			200				200
Dividends				(2,026)			(2,026)
Recognition of equity-based compensation expense			653				653
Issuance of treasury stock			226			99	325
Balance at March 31, 2015	10,433	1,043	21,398	106,178	(9,056)	(3,012)	116,551
Comprehensive income				6,131	(1,620)		4,511
Issuance of shares	35	4	93				97
Stock award tax benefit			6				6
Dividends				(3,296)			(3,296)
Recognition of equity-based compensation expense			697				697
Purchase of treasury stock						(9,441)	(9,441)
Issuance of treasury stock			121			134	255
Balance at March 31, 2016	10,468	1,047	22,315	109,013	(10,676)	(12,319)	109,380
Comprehensive income				5,023	2,242		7,265
Issuance of shares	80	8	129				137
Stock award tax benefit			(19)				(19)
Dividends				(3,492)			(3,492)
Recognition of equity-based compensation expense			627				627
Purchase of treasury stock						(29)	(29)
Issuance of treasury stock			124			117	241
Balance at March 31, 2017	10,548	$1,055	$23,176	$110,544	$(8,434)	$(12,231)	$114,110

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2017, 2016 and 2015

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries.  Energy Steel & Supply Co. ("Energy Steel"), a wholly-owned subsidiary, is a nuclear code accredited fabrication and specialty machining company which provides products to the nuclear industry. The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2017, 2016 and 2015 are referred to as fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period.  Actual amounts could differ from those estimated.

Translation of foreign currencies

Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at currency exchange rates in effect at year-end and revenues and expenses are translated at average exchange rates in effect for the year.  Gains and losses resulting from foreign currency transactions are included in results of operations. The Company's sales and purchases in foreign currencies are minimal.  Therefore, foreign currency transaction gains and losses are not significant.  Gains and losses resulting from translation of foreign subsidiary balance sheets are included in a separate component of stockholders' equity.  Translation adjustments are not adjusted for income taxes since they relate to an investment, which is permanent in nature.

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

Receivables billed but not paid under retainage provisions in its customer contracts were $971 and $2,071 at March 31, 2017 and 2016, respectively.

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

Investments

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  The investments are stated at amortized cost which approximates fair value.  All investments held by the Company at March 31, 2017 are scheduled to mature on or before February 15, 2018.

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

A summary of costs and estimated earnings on contracts in progress at March 31, 2017 and 2016 is as follows:

	March 31,
	2017	2016
Costs incurred since inception on contracts in progress	$44,263	$35,893
Estimated earnings since inception on contracts in progress	4,348	1,185
	48,611	37,078
Less billings to date	52,410	38,267
Net under (over) billings	$(3,799)	$(1,189)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2017 and 2016 or Notes to Consolidated Financial Statements:

	March 31,
	2017	2016
Unbilled revenue	$15,842	$11,852
Progress payments reducing inventory (Note 2)	(7,234)	(4,641)
Customer deposits	(12,407)	(8,400)
Net under (over) billings	$(3,799)	$(1,189)

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

Research and development

Research and development costs are expensed as incurred.  The Company incurred research and development costs of $3,863, $3,746 and $3,585 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.  Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

	Year ended March 31,
	2017	2016	2015
Basic income per share:
Numerator:
Net income	$5,023	$6,131	$14,735
Denominator:
Weighted common shares outstanding	9,716	9,976	10,123
Basic income per share	$0.52	$0.61	$1.46

Diluted income per share:
Numerator:
Net income	$5,023	$6,131	$14,735
Denominator:
Weighted average common shares and SEUs outstanding	9,716	9,976	10,123
Stock options outstanding	12	7	20
Weighted average common and potential common shares outstanding	9,728	9,983	10,143
Diluted income per share	$0.52	$0.61	$1.45

There were 11, 54 and 12 options to purchase shares of common stock at various exercise prices in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, which were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $10 in fiscal 2017, $10 in fiscal 2016, and $11 in fiscal 2015.  In addition, income taxes paid were $951 in fiscal 2017, $5,423 in fiscal 2016 and $6,491 in fiscal 2015.

In fiscal 2017, fiscal 2016 and fiscal 2015, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $(2,493), $1,470 and $3,294, respectively.  Also, in fiscal 2017, fiscal 2016 and fiscal 2015, non-cash activities included the issuance of treasury stock valued at $241, $255 and $325, respectively, to the Company's Employee Stock Purchase Plan (See Note 11).

At March 31, 2017, 2016 and 2015, there were $4, $53, and $174, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Consolidated Statements of Cash Flows.  In fiscal 2017, fiscal 2016 and fiscal 2015, capital expenditures totaling $95, $126 and $22, respectively, were financed through the issuance of capital leases.

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

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

Accounting and reporting changes

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), the Emerging Issues Task Force, the American Institute of Certified Public Accountants or any other authoritative accounting body to determine the potential impact they may have on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers."  This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition.  The guidance allows two methods of adoption:  (1) a full retrospective approach where historical financial information is presented in accordance with the new standard and (2) a modified retrospective approach where the guidance is applied to the most current period presented in the financial statements.  In August 2015, the FASB issued ASU No 2015-14 "Revenue from Contracts with Customers: Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," to clarify the implementation guidance on principal versus agent.  In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition.  The Company plans to adopt these standards using the modified retrospective approach in the first quarter of fiscal year 2019, however, the method of adoption is subject to change as the Company progresses through the transition.  The Company has developed a project plan and is currently reviewing its contracts and evaluating the impact of the guidance on its revenue.  The Company currently believes that the most significant impact of adopting the guidance is the timing of revenue recognition. The Company believes that revenue on the majority of its contracts will continue to be recognized upon shipment while revenue on its larger contracts will be recognized over time as these contracts meet specific criteria established in the new standards.  The Company is in the process of implementing changes to its business processes, systems and controls to support the recognition and disclosure requirements under the new guidance.  See Note 1 for a description of the Company’s current revenue recognition policy.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet.  This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting guidance.  As a result, the effect of leases on the consolidated statement of comprehensive income and the consolidated statement of cash flows is largely unchanged from previous generally accepted accounting principles.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company believes the adoption of this ASU may have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to its Consolidated Balance Sheet, however, it does not expect the guidance to have a material impact on its Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)," which clarifies the presentation and classification of eight specific issues on the cash flow statement.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment (Topic 350)," which simplifies the accounting for goodwill impairment.  The guidance removes Step 2 of the goodwill impairment test.  Under the amended guidance, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit.  This ASU is effective for interim and annual periods beginning after December 31, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.  The Company adopted the new guidance in the fourth quarter of fiscal 2017.  The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715)," which amended its guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amended guidance requires the service cost component be disaggregated from the other components of net benefit cost.  The service cost component of expense is required to be reported in the income statement in the same line item as other compensation costs within income from operations.  The other components of net benefit cost are required to be presented separately from the service cost component outside of income from operations.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company's consolidated financial statements.

Note 2 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2017	2016
Raw materials and supplies	$3,016	$3,178
Work in process	12,573	11,615
Finished products	891	659
	16,480	15,452
Less – progress payments	7,234	4,641
	$9,246	$10,811

Note 3 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2017	2016
Land	$210	$210
Buildings and leasehold improvements	18,818	18,774
Machinery and equipment	28,854	28,537
Construction in progress	18	70
	47,900	47,591
Less – accumulated depreciation and amortization	30,879	28,844
	$17,021	$18,747

Depreciation expense in fiscal 2017, fiscal 2016, and fiscal 2015 was $2,092, $2,201, and $2,079, respectively.

Note 4 – Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2017
Intangibles subject to amortization:
Customer relationships	$2,700	$1,132	$1,568

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

At March 31, 2016
Intangibles subject to amortization:
Customer relationships	$2,700	$952	$1,748

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over their estimated useful lives.  Intangible amortization expense was $180 in each of fiscal 2017, fiscal 2016 and fiscal 2015.  As of March 31, 2017, amortization expense is estimated to be $180 in each of the fiscal years ending March 31, 2018, 2019, 2020, 2021 and 2022.

There was no change in goodwill during fiscal 2017 or fiscal 2016.  Goodwill was $6,938 at March 31, 2017 and 2016.

Note 5 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2017	2016
Balance at beginning of year	$686	$653
Expense for product warranties	106	336
Product warranty claims paid	(254)	(303)
Balance at end of year	$538	$686

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Note 6 - Leases:

The Company leases equipment and office space under various operating leases.  Lease expense applicable to operating leases was $615, $677, and $596 in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2017	2016
Machinery and equipment	$364	$280
Less accumulated amortization	119	75
	$245	$205

Amortization of machinery and equipment under capital leases amounted to $54, $40 and $54 in fiscal 2017, fiscal 2016, and fiscal 2015, respectively, and is included in depreciation expense.

As of March 31, 2017, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2018	$489	$115
2019	410	93
2020	398	36
2021	270	21
2022	11	—
Total minimum lease payments	$1,578	$265

Less – amount representing interest		15
Present value of net minimum lease payments		$250

Note 7 - Debt:

Short-Term Debt

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2017 and 2016.

On December 2, 2015, the Company entered into a revolving credit facility agreement with JPMorgan Chase Bank, N.A. that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option at any time up to $50,000.  The agreement has a five year term.

At the Company's option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank's prime rate; or (ii) a rate equal to LIBOR plus a margin.  The margin is based on the Company's funded debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and may range from 1.75% to .95%.  Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.30% and 0.20%, depending on the above ratio.  The bank’s prime rate was 4.00% and  3.50% at March 31, 2017 and 2016, respectively.

Outstanding letters of credit under the agreement are subject to a fee of between 1.20% and 0.70%, depending on the Company's ratio of funded debt to EBITDA.  The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of .40% by securing outstanding letters of credit with cash and cash equivalents.  At March 31, 2017, all outstanding letters of credit were secured by cash and cash equivalents.  At March 31, 2017, there were $3,769 letters of credit outstanding on the JPMorgan Chase Bank, N.A. revolving credit facility and $4,133 with Bank of America, N.A.  Availability under the line of credit was $21,231 at March 31, 2017.

Under the revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes ("EBIT") to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0.  The Company was in compliance with all such provisions as of and for the year ended March 31, 2017.  Assets with a book value of $107,380 have been pledged to secure borrowings under the credit facility.

On March 24, 2014, the Company entered into a letter of credit facility agreement to further support its international operations.  The agreement provides a $5,000 line of credit to be used for the issuance of letters of credit.  Under the agreement, the Company incurs an annual facility fee of 0.375% of the maximum amount available under the facility and outstanding letters of credit are subject to a fee of between 1.25% and 0.75%, depending on the Company's ratio of funded debt to EBITDA, as defined in such credit facility.  The facility requires the Company to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum EBIT to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  At March 31, 2017 there were $470 letters of credit outstanding and availability under the letter of credit facility was $4,530.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2017	2016
Capital lease obligations (Note 6)	$250	$212
Less: current amounts	107	55
Total	$143	$157

With the exception of capital leases, the Company has no long-term debt payment requirements over the next five years as of March 31, 2017.

Note 8 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable.  The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.  At March 31, 2017 and 2016, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts.  At March 31, 2017 and 2016, the Company was contingently liable on outstanding standby letters of credit aggregating $8,372 and $11,982, respectively.  See Note 7.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates.  In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates.  The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions.  If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation.  At March 31, 2017 and 2016, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:  The fair value of investments at March 31, 2017 and 2016 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 9 – Income Taxes:

An analysis of the components of income before income taxes is presented below:

	Year ended March 31,
	2017	2016	2015
United States	$7,346	$8,301	$20,799
China	(297)	429	953
	$7,049	$8,730	$21,752

The provision for income taxes related to income before income taxes consists of:

	Year ended March 31,
	2017	2016	2015
Current:
Federal	$2,834	$3,795	$6,616
State	118	54	165
Foreign	(42)	272	79
	2,910	4,121	6,860
Deferred:
Federal	(861)	(1,319)	(46)
State	30	(82)	(184)
Foreign	(27)	(154)	173
Changes in valuation allowance	(26)	33	214
	(884)	(1,522)	157
Total provision for income taxes	$2,026	$2,599	$7,017

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2017	2016	2015
Provision for income taxes at federal rate	$2,467	$3,055	$7,613
State taxes	129	(28)	(103)
Charges not deductible for income tax purposes	39	64	79
Recognition of tax benefit generated by qualified production activities deduction	(209)	(245)	(382)
Research and development tax credits	(196)	(232)	(180)
Valuation allowance	(26)	33	214
Difference in federal rate	(194)
Other	16	(48)	(224)
Provision for income taxes	$2,026	$2,599	$7,017

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the Company's net deferred income tax liability follows:

	March 31,
	2017	2016
Depreciation	$(2,201)	$(2,352)
Accrued compensation	242	247
Prepaid pension asset	(845)	355
Accrued pension liability	175	138
Accrued postretirement benefits	299	309
Compensated absences	601	571
Inventories	1,045	905
Warranty liability	191	242
Accrued expenses	937	702
Stock-based compensation	548	485
Intangible assets	(5,097)	(5,159)
New York State investment tax credit	959	985
Other	79	11
	(3,067)	(2,561)
Less: Valuation allowance	(959)	(985)
Total	$(4,026)	$(3,546)

The foreign deferred income tax asset of $25 at March 31, 2017 is included in the caption "Other Assets" in the Consolidated Balance Sheet.  Deferred income taxes include the impact of state investment tax credits of $305, which expire from 2017 to 2031 and state investment tax credits of $654, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2017 and 2016 related to certain state investment tax credits would not be realized, and recorded a valuation allowance of $959 and $985, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for tax years 2014 through 2016 and examination in state tax jurisdictions for tax years 2012 through 2016.  The Company is subject to examination in the People's Republic of China for tax years 2013 through 2016.  The liability for unrecognized tax benefits was $0 at each of March 31, 2017 and 2016.

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

The components of pension cost (benefit) are:

	Year ended March 31,
	2017	2016	2015
Service cost during the period	$600	$521	$546
Interest cost on projected benefit obligation	1,450	1,437	1,434
Expected return on assets	(2,873)	(3,181)	(3,033)
Amortization of:
Unrecognized prior service cost	—	—	4
Actuarial loss	1,351	1,174	580
Net pension cost (benefit)	$528	$(49)	$(469)

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2017	2016	2015
Discount rate	3.93%	3.74%	4.46%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2018.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2017	2016
Change in the benefit obligation
Projected benefit obligation at beginning of year	$37,444	$39,052
Service cost	496	417
Interest cost	1,450	1,437
Actuarial gain	(994)	(402)
Benefit payments	(1,818)	(1,350)
Liability released through annuity purchase	(1,118)	(1,710)
Projected benefit obligation at end of year	$35,460	$37,444
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$36,471	$40,384
Actual return on plan assets	4,393	(765)
Benefit and administrative expense payments	(1,818)	(1,350)
Annuities purchased	(1,246)	(1,798)
Fair value of plan assets at end of year	$37,800	$36,471

Funded status
Funded status at end of year	$2,340	$(973)
Amount recognized in the Consolidated Balance Sheets	$2,340	$(973)

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2017	2016
Discount rate	4.08%	3.93%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2017 and fiscal 2016, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third party insurance company.  As a result of these transactions, in fiscal 2017 and fiscal 2016, the projected benefit obligation decreased $1,118 and $1,710, respectively, and plan assets decreased $1,246 and $1,798, respectively.  The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases.  The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.  The accumulated benefit obligation as of March 31, 2017 and 2016 was $30,678 and $32,270, respectively.  At March 31, 2017 and 2016, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2017	2016
Net actuarial loss	$8,180	$10,662

The (decrease) increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2017	2016
Net actuarial (gain) loss arising during the year	$(1,609)	$2,280
Amortization of actuarial loss	(873)	(759)
	$(2,482)	$1,521

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2018 is $1,013.

The following benefit payments, which reflect future service, are expected to be paid:

2018	$1,316
2019	1,286
2020	1,439
2021	1,538
2022	1,568
2023-2027	8,659
Total	$15,806

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2017	2016
Equity securities	50-70%	68%	67%
Debt securities	20-50%	32%	33%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2017 and 2016, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$154	$154	$—	$—

Equity securities:
U.S. companies	20,570	20,570	—	—
International companies	5,071	5,071	—	—

Fixed income:
Corporate bond funds
Intermediate-term	9,585	9,585	—	—
Short-term	2,420	2,420	—	—
	$37,800	$37,800	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$103	$103	$—	$—

Equity securities:
U.S. companies	20,010	20,010	—	—
International companies	4,459	4,459	—	—

Fixed income:
Corporate bond funds
Intermediate-term	9,520	9,520	—	—
Short-term	2,379	2,379	—	—
	$36,471	$36,471	$—	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades.  See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003.  In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan.  The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees.  The Company contribution to the defined contribution plan for these employees in fiscal 2017, fiscal 2016 and fiscal 2015 was $286, $315 and $294, respectively.

The Company has a Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums.  Pension expense recorded in fiscal 2017, fiscal 2016, and fiscal 2015 related to this plan was $128, $76 and $70, respectively.  At March 31, 2017 and 2016, the related liability was $493 and $391, respectively.  The current portion of the related liability of $26 at each of March 31, 2017 and 2016 is included in the caption "Accrued Compensation" and the long-term portion is included in "Accrued Pension Liability" in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees.  The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral.  Company contributions are immediately vested.  Contributions were $873 in fiscal 2017, $866 in fiscal 2016 and $940 in fiscal 2015.

Other Postretirement Benefits

In addition to providing pension benefits, the Company has a plan in the U.S. that provides health care benefits for eligible retirees and eligible survivors of retirees.  The Company's share of the medical premium cost has been capped at $4 for family coverage and $2 for single coverage for early retirees, and $1 for both family and single coverage for regular retirees.

On February 4, 2003, the Company terminated postretirement health care benefits for its U.S. employees.  Benefits payable to retirees of record on April 1, 2003 remained unchanged.

The components of postretirement benefit expense (income) are:

	Year ended March 31,
	2017	2016	2015
Interest cost on accumulated benefit obligation	$26	$29	$31
Amortization of prior service benefit	—	—	(106)
Amortization of actuarial loss	36	40	35
Net postretirement benefit expense (income)	$62	$69	$(40)

The weighted average discount rates used to develop the net postretirement benefit cost were 3.16%, 3.11% and 3.59% in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2017	2016
Change in the benefit obligation
Projected benefit obligation at beginning of year	$875	$968
Interest cost	26	29
Actuarial loss (gain)	20	(38)
Benefit payments	(77)	(84)
Projected benefit obligation at end of year	$844	$875

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	77	84
Benefit payments	(77)	(84)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(844)	$(875)
Amount recognized in the Consolidated Balance Sheets	$(844)	$(875)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2017	2016
Discount rate	3.23%	3.16%
Medical care cost trend rate	8.00%	8.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2023 and subsequent years.  This was accomplished using 0.5% decrements for the years ended March 31, 2017 through 2023.

The current portion of the accrued postretirement benefit obligation of $83 and $88, at March 31, 2017 and 2016, respectively, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2017	2016
Net actuarial loss	$259	$270

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2017	2016
Net actuarial loss (gain) arising during the year	$13	$(26)
Amortization of actuarial loss	(24)	(25)
	$(11)	$(51)

The estimated net actuarial loss for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net postretirement benefit income in fiscal 2018 is $37.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2018	$83
2019	80
2020	77
2021	73
2022	69
2023-2027	290
Total	$672

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

Employee Stock Ownership Plan

On January 3, 2017, the Company transferred the Company stock and accumulated dividends in its noncontributory Employee Stock Ownership Plan ("ESOP") to its domestic defined contribution plan (401K) and subsequently terminated the ESOP.  At March 31, 2016 there were 202 shares in the ESOP.  There were no Company contributions to the ESOP in fiscal 2017, fiscal 2016 or fiscal 2015.  Dividends paid on allocated shares accumulate for the benefit of the employees who participate in the ESOP.

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees.  The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims.  The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage per employee of $1,000.  The Company also has total plan annual maximum aggregate stop loss coverage of $2,479.  The liability of $174 and $176 on March 31, 2017 and 2016, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued Compensation" in the Consolidated Balance Sheets.

Note 11 - Stock Compensation Plans:

The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value, as approved by the Company's stockholders at the Annual Meeting on July 28, 2016, provides for the issuance of up to 1,375 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors; provided, however, that no more than 467 shares of common stock may be used for awards other than stock options.  Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

In fiscal 2017, fiscal 2016 and fiscal 2015, 82, 34 and 30 shares, respectively, of restricted stock were awarded.  Restricted shares of 43, 15 and 12 granted to officers in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 31, 12, and 11 granted to officers and key employees in fiscal 2017, fiscal 2016, and fiscal 2015 respectively, vest 33⅓% per year over a three-year term.  The restricted shares granted to directors of 8, 7 and 7 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, vest 100% on the first anniversary of the grant date.  The Company recognizes compensation cost over the period the shares vest.

During fiscal 2017, fiscal 2016, and fiscal 2015, the Company recognized $621, $653, and $598, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $219, $230 and $210, respectively, of related tax benefits.

The Company received cash proceeds from the exercise of stock options of $137, $97 and $47 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.  In fiscal 2017, fiscal 2016 and fiscal 2015, the Company recognized a $(19), $5 and $197, respectively, (decrease) increase in capital in excess of par value for the income tax (expense) benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company's stock option awards during fiscal 2017, fiscal 2016 and fiscal 2015:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at April 1, 2014	93	$18.60
Exercised	(2)	19.66
Forfeited	(1)	18.65
Outstanding at March 31, 2015	90	18.57
Exercised	(7)	13.30
Outstanding at March 31, 2016	83	19.03
Exercised	(13)	11.45
Cancelled	(1)	30.88
Outstanding at March 31, 2017	69	20.26	3.84 years	$301

Vested or expected to vest at March 31, 2017	69	20.26	3.84 years	301

Exercisable at March 31, 2017	69	20.26	3.84 years	301

The following table summarizes information about stock options outstanding at March 31, 2017:

Exercise Price	Options Outstanding at March 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$15.22-15.25	18	$15.24	2.71
$18.65-21.19	40	18.95	5.05
$30.88-44.50	11	33.28	1.20
$15.22-44.50	69	20.26	3.84

The total intrinsic value of the stock options exercised during fiscal 2017, fiscal 2016 and fiscal 2015 was $113, $71 and $32, respectively.  As of March 31, 2017, there was $1,776 of total unrecognized stock-based compensation expense related to non-vested restricted stock.  The Company expects to recognize this expense over a weighted average period of 1.75 years.

The outstanding options expire between May 2018 and May 2022.  Options, stock awards and performance awards available for future grants were 311 at March 31, 2017.

The following table summarizes information about the Company's restricted stock awards during fiscal 2017, fiscal 2016 and fiscal 2015:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2014	64	21.93
Granted	30	28.36
Vested	(15)	23.04
Forfeited	(9)	21.56
Non-vested at March 31, 2015	70	24.47
Granted	34	23.13
Vested	(28)	23.23
Forfeited	(6)	19.75
Non-vested at March 31, 2016	70	25.03
Granted	82	20.43
Vested	(17)	24.27
Forfeited	(15)	23.85
Non-vested at March 31, 2017	120	21.96	$269

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  In fiscal 2017, fiscal 2016 and fiscal 2015, 15, 16 and 12 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years.  During fiscal 2017, fiscal 2016 and fiscal 2015, the Company recognized stock-based compensation cost of $6, $44 and $55, respectively, related to the ESPP and $2, $16 and $19, respectively, of related tax benefits.  The Company recognized a $0, $1 and $3 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Note 12 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2017 and fiscal 2016 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2015	$(9,462)	$406	$(9,056)
Other comprehensive income before reclassifications	(2,255)	(150)	(2,405)
Amounts reclassified from accumulated other comprehensive loss	785	—	785
Net current-period other comprehensive income	(1,470)	(150)	(1,620)
Balance at March 31, 2016	(10,932)	256	(10,676)
Other comprehensive income before reclassifications	1,596	(251)	1,345
Amounts reclassified from accumulated other comprehensive loss	897	—	897
Net current-period other comprehensive income	2,493	(251)	2,242
Balance at March 31, 2017	$(8,439)	$5	$(8,434)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2017

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—	(1)
Amortization of actuarial loss	(1,387)	(1)
	(1,387)		Income before provision for income taxes
	(490)		Provision for income taxes
	$(897)		Net income

Year ended March 31, 2016

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—	(1)
Amortization of actuarial loss	(1,214)	(1)
	(1,214)		Income before provision for income taxes
	(429)		Provision for income taxes
	$(785)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

Net sales by product line for the following fiscal years are:

	Year ended March 31,
	2017	2016	2015
Heat transfer equipment	$27,616	$31,479	$58,224
Vacuum equipment	29,672	28,323	28,698
All other	34,481	30,237	48,247
Net sales	$91,769	$90,039	$135,169

The breakdown of net sales by geographic area for the following fiscal years is:

	Year ended March 31,
	2017	2016	2015
Net Sales:
Africa	$150	$112	$237
Asia	7,711	8,859	11,253
Australia & New Zealand	42	230	330
Canada	3,506	8,702	15,807
Central America	38	36	1,772
Europe	533	856	943
Mexico	2,690	620	407
Middle East	3,160	11,039	10,155
South America	4,773	2,558	7,866
U.S.	69,166	57,027	86,399
Net sales	$91,769	$90,039	$135,169

The final destination of products shipped is the basis used to determine net sales by geographic area.  No sales were made to the terrorist sponsoring nations of Sudan, Iran, or Syria.

In fiscal 2017, total sales to one customer amounted to 11% of total consolidated net sales.  There were no sales to a single customer that amounted to 10% or more of total consolidated net sales in fiscal 2016 or fiscal 2015.

Note 14 – Restructuring Charge:

In fiscal 2017, the Company’s workforce was aligned with market conditions by eliminating certain management, office and manufacturing positions.  As a result, a restructuring charge of $630 was recognized, which included severance and related employee benefit costs.  This charge is included in the caption ''Restructuring Charge'' in the fiscal 2017 Consolidated Statement of Operations.

In fiscal 2015, the Company eliminated certain director, management, office and manufacturing positions.  As a result, a restructuring charge of $1,718 was recognized, which included severance costs.  A reconciliation of the changes in the restructuring reserve in fiscal 2017 and fiscal 2016 is as follows:

	Year ended March 31, 2017	Year ended March 31, 2016
Balance at beginning of year	$74	$1,718
Expense (income) for restructuring	630	(3)
Amounts paid for restructuring	(584)	(1,641)
Balance at end of year	$120	$74

The liability of $120 and $74 at March 31, 2017 and 2016, respectively, are included in the caption ''Accrued Compensation'' in the Consolidated Balance Sheets.

NOTE 15 – Other Income:

During fiscal 2016, certain orders from customers were cancelled. The contracts for the cancelled orders included provisions that entitled the Company to cancellation charges. The amount of the cancellation charges were negotiated and settled with the customers. This income, net of costs incurred on the contracts, of $1,789 is presented in the caption ''Other Income'' in the fiscal 2016 Consolidated Statement of Operations.

NOTE 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program.  For the year ended March 31, 2016, the Company had purchased 539 shares at an aggregate cost of $9,441 under this program. No shares were purchased under this program in fiscal 2017 or fiscal 2015.

Note 17– Commitments and Contingencies:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims in the Company’s current lawsuits are similar to those made in previous asbestos-related suits that named the Company as a defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.

As of March 31, 2017, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

Note 18 - Quarterly Financial Data (Unaudited):

A capsule summary of the Company's unaudited quarterly results for fiscal 2017 and fiscal 2016 is presented below:

	First		Second		Third	Fourth	Total
Year ended March 31, 2017	Quarter		Quarter		Quarter	Quarter	Year
Net sales	$22,365		$21,126		$22,654	$25,624	$91,769
Gross profit	4,111		5,010		6,301	6,739	22,161
Net income	85	(1)	1,297	(1)	1,840	1,801	5,023
Per share:
Net income:
Basic	$.01		$.13		$.19	$.18	$0.52
Diluted	$.01		$.13		$.19	$.18	$0.52

Market price range of common stock	$17.11-19.92		$17.72-21.09		$17.19-24.05	$21.64-24.99	$17.11-24.99

	First	Second	Third	Fourth	Total
Year ended March 31, 2016	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$27,617	$22,798	$17,323	$22,301	$90,039
Gross profit	8,037	7,135	3,524	4,559	23,255
Net income	2,361	1,976	1,274	520	6,131	(1)
Per share:
Net income:
Basic	$.23	$.20	$.13	$.05	$0.61
Diluted	$.23	$.20	$.13	$.05	$0.61

Market price range of common stock	$19.82-25.25	$15.71-20.60	$15.63-18.88	$14.39-20.24	$14.39-25.25

(1)  In the first and second quarters of fiscal 2017, the Company recognized restructuring charges of $555 and $75, respectively.  As a result, net income in the first and second quarters includes the restructuring charge net of an income tax benefit of $172 and $17, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Graham Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 5, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Graham Corporation
Batavia, New York

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the "Company") as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2017. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and consolidated financial statement schedules as of and for the year ended March 31, 2017 of the Company and our report dated June 5, 2017 expressed an unqualified opinion on those financial statements and consolidated financial statement schedules.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 5, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer (principal executive officer) and Vice President-Finance & Administration and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework established in Internal Control–Integrated Framework ("2013") issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our proxy statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2017.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.graham-mfg.com by clicking on the "Corporate Governance" heading in the "Investor Relations" tab. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in our proxy statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2017

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	69	$20.26	311
Equity compensation plans not approved by security holders	—	—	—
Total	69	$20.26	311

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Selection of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2017 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2017.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

We have filed our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and have listed such financial statements in the Index to Financial Statements included in Item 8.  In addition, the financial statement schedule entitled "Schedule II - Valuation and Qualifying Accounts" is filed as part of this Annual Report on Form 10-K under this Item 15.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Graham Corporation

Batavia, New York

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the "Company") as of March 31, 2017 and 2016, and for each of the three years in the period ended March 31, 2017, and the Company's internal control over financial reporting as of March 31, 2017, and have issued our reports thereon dated June 5, 2017; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 5, 2017

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2017
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$91	$91	$—	$(14)	$168
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$686	$106	$—	$(254)	$538
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$74	$630	$—	$(584)	$120

Year ended March 31, 2016
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$62	$38	$—	$(9)	$91
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$653	$336	$—	$(303)	$686
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$1,718	$(3)	$—	$(1,641)	$74

Year ended March 31, 2015
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$46	$24	$—	$(8)	$62
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$308	$930	$—	$(585)	$653
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$—	$1,718	$—	$—	$1,718

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

	3.1

Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015.

(10)	Material Contracts

#	10.1

Long-Term Stock Ownership Plan of Graham Corporation is incorporated herein by reference from Appendix A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 30, 2000.

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

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 13, 2016.

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

Amended and Restated Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 24, 2016.

#	10.10	Amended and Restated Graham Corporation Annual Executive Cash Bonus Plan is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 24, 2016.

#	10.11	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#	10.12

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

Compensation information, including information regarding restricted stock grants made to the Company's named executive officers under the Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company's Current Report on Form 8-K dated May 24, 2016, is incorporated herein by reference.

#	10.19	Compensation information regarding named executive officer base salaries previously filed on the Company's Current Report on Form 8-K dated March 23, 2016 is incorporated herein by reference.

#	10.20

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

#	10.21

Employment Agreement between Graham Corporation and Jennifer R. Condame executed and effective on July 25, 2013 is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

	10.22

Continuing Letter of Credit Facility dated March 24, 2014 between Graham Corporation and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 20, 2014.

	10.23

Letter Agreement dated March 24, 2014, with respect to the Continuing Letter of Credit Facility dated March 24, 2014, between Graham Corporation and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 20, 2014.

	10.24

Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

	10.25

Revolving Credit Note between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

	10.26

Pledge and Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

	10.27

Trademark Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

	10.28

Patent Security Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2015 is incorporated herein by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

#	10.29	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.

(11)	Statement re computation of per share earnings

		Computation of per share earnings is included in Note 1 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

(14)	Code of Ethics

	14.1

Graham Corporation Code of Business Conduct and Ethics, as amended and restated, is incorporated herein by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2014.

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

GRAHAM CORPORATION

June 5, 2017	By:	/s/ Jeffrey F. Glajch
Jeffrey F. Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines	President and Chief Executive Officer and	June 5, 2017
James R. Lines	Director (Principal Executive Officer)

/s/ Jeffrey F. Glajch	Vice President-Finance & Administration, Chief	June 5, 2017
Jeffrey F. Glajch	Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Jennifer R. Condame	Chief Accounting Officer	June 5, 2017
Jennifer R. Condame	(Principal Accounting Officer)

/s/ James J. Barber	Director	June 5, 2017
James J. Barber

/s/ Alan Fortier	Director	June 5, 2017
Alan Fortier

/s/ James J. Malvaso	Director and Chairman of the Board	June 5, 2017
James J. Malvaso

/s/ Gerard T. Mazurkiewicz	Director	June 5, 2017
Gerard T. Mazurkiewicz

/s/ Jonathan W. Painter	Director	June 5, 2017
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 5, 2017
Lisa M. Schnorr

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2017

____________________

GRAHAM CORPORATION