Form 10-Q
period 2017-09-30
GRAHAM CORP
filed 2017-10-26
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐   No  ☒

As of October 20, 2017, there were outstanding 9,768,686 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2017 and March 31, 2017 and for the Three and Six-Month Periods Ended September 30, 2017 and 2016

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$17,224	$21,126	$38,075	$43,491
Cost of products sold	13,394	16,116	29,379	34,370
Gross profit	3,830	5,010	8,696	9,121
Other expenses and income:
Selling, general and administrative	3,640	3,118	7,263	6,716
Selling, general and administrative – amortization	60	59	118	117
Restructuring charge	316	75	316	630
Interest income	(162)	(85)	(313)	(172)
Interest expense	2	2	5	4
Total other expenses and income	3,856	3,169	7,389	7,295
(Loss) income before provision for income taxes	(26)	1,841	1,307	1,826
(Benefit) provision for income taxes	(36)	544	362	444
Net income	10	1,297	945	1,382
Retained earnings at beginning of period	110,600	108,232	110,544	109,013
Dividends	(879)	(874)	(1,758)	(1,740)
Retained earnings at end of period	$109,731	$108,655	$109,731	$108,655
Per share data
Basic:
Net income	$—	$0.13	$0.10	$0.14
Diluted:
Net income	$—	$0.13	$0.10	$0.14
Weighted average common shares outstanding:
Basic	9,769	9,724	9,759	9,699
Diluted	9,775	9,728	9,767	9,704
Dividends declared per share	$0.09	$0.09	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$10	$1,297	$945	$1,382
Other comprehensive income:
Foreign currency translation adjustment	86	(10)	140	(148)
Defined benefit pension and other postretirement plans net of income tax of $93 and $123, for the three months ended September 30, 2017 and 2016, respectively, and $186 and $246 for the six months ended September 30, 2017 and 2016, respectively	170	224	340	449
Total other comprehensive income	256	214	480	301
Total comprehensive income	$266	$1,511	$1,425	$1,683

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2017	2017
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$31,102	$39,474
Investments	41,000	34,000
Trade accounts receivable, net of allowances ($101 and $168 at September 30 and March 31, 2017, respectively)	11,347	11,483
Unbilled revenue	12,688	15,842
Inventories	8,403	9,246
Prepaid expenses and other current assets	1,361	681
Income taxes receivable	1,190	—
Total current assets	107,091	110,726
Property, plant and equipment, net	16,453	17,021
Prepaid pension asset	2,818	2,340
Goodwill	6,938	6,938
Permits	10,300	10,300
Other intangible assets, net	3,978	4,068
Other assets	275	177
Total assets	$147,853	$151,570
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$108	$107
Accounts payable	7,162	10,295
Accrued compensation	4,761	5,189
Accrued expenses and other current liabilities	3,234	3,723
Customer deposits	12,978	12,407
Income taxes payable	—	317
Total current liabilities	28,243	32,038
Capital lease obligations	91	143
Deferred income tax liability	4,366	4,051
Accrued pension liability	512	467
Accrued postretirement benefits	773	761
Total liabilities	33,985	37,460
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,580 and 10,548 shares issued and 9,769 and 9,740 shares outstanding at September 30 and March 31, 2017, respectively	1,058	1,055
Capital in excess of par value	23,359	23,176
Retained earnings	109,731	110,544
Accumulated other comprehensive loss	(7,954)	(8,434)
Treasury stock (811 and 808 shares at September 30 and March 31, 2017, respectively)	(12,326)	(12,231)
Total stockholders’ equity	113,868	114,110
Total liabilities and stockholders’ equity	$147,853	$151,570

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Operating activities:	(Dollar amounts in thousands)
Net income	$945	$1,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	993	1,048
Amortization	118	117
Amortization of unrecognized prior service cost and actuarial losses	525	695
Stock-based compensation expense	149	234
Loss on disposal or sale of property, plant and equipment	1	1
Deferred income taxes	106	21
(Increase) decrease in operating assets:
Accounts receivable	151	(5,754)
Unbilled revenue	3,186	1,752
Inventories	846	2,950
Prepaid expenses and other current and non-current assets	(774)	(751)
Income taxes receivable	(1,507)	402
Prepaid pension asset	(478)	—
Increase (decrease) in operating liabilities:
Accounts payable	(3,166)	(4,003)
Accrued compensation, accrued expenses and other current liabilities	(864)	170
Customer deposits	560	5,287
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	57	(300)
Net cash provided by operating activities	848	3,251
Investing activities:
Purchase of property, plant and equipment	(431)	(159)
Proceeds from disposal of property, plant and equipment	1	—
Purchase of investments	(25,000)	(24,000)
Redemption of investments at maturity	18,000	30,000
Net cash (used) provided by investing activities	(7,430)	5,841
Financing activities:
Principal repayments on capital lease obligations	(51)	(20)
Issuance of common stock	—	38
Dividends paid	(1,758)	(1,740)
Purchase of treasury stock	(119)	(30)
Excess tax deficiency on stock awards	—	(20)
Net cash used by financing activities	(1,928)	(1,772)
Effect of exchange rate changes on cash	138	(118)
Net (decrease) increase in cash and cash equivalents	(8,372)	7,202
Cash and cash equivalents at beginning of year	39,474	24,072
Cash and cash equivalents at end of period	$31,102	$31,274

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

The Company's results of operations and cash flows for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2018 ("fiscal 2018").

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

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,015 and $971 at September 30, 2017 and March 31, 2017, respectively.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at September 30, 2017 are scheduled to mature on or before May 15, 2018.

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

Major classifications of inventories are as follows:

	September 30,	March 31,
	2017	2017
Raw materials and supplies	$3,098	$3,016
Work in process	9,183	12,573
Finished products	1,024	891
	13,305	16,480
Less - progress payments	4,902	7,234
Total	$8,403	$9,246

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2017
Intangibles subject to amortization:
Customer relationships	$2,700	$1,222	$1,478
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800
At March 31, 2017
Intangibles subject to amortization:
Customer relationships	$2,700	$1,132	$1,568
Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300
Tradename	2,500	—	2,500
	$12,800	$—	$12,800

Intangible assets are amortized on a straight line basis over the estimated useful lives.  Intangible amortization expense for each of the three-month periods ended September 30, 2017 and 2016 was $45.  Intangible amortization expense for each of the six-month periods ended September 30, 2017 and 2016 was $90.  As of September 30, 2017, amortization expense is estimated to be $90 for the remainder of fiscal 2018 and $180 in each of the fiscal years ending March 31, 2019, 2020, 2021 and 2022.

NOTE 6 – STOCK-BASED COMPENSATION:

The Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value, as approved by the Company’s stockholders at the Annual Meeting on July 28, 2016, provides for the issuance of up to 1,375 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, stock awards and performance awards to officers, key employees and outside directors: provided, however, that no more than 467 shares of common stock may be used for awards other than stock options.   Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.

No restricted stock awards were granted in the three-month periods ended September 30, 2017 and 2016.  Restricted stock awards granted in the six-month periods ended September 30, 2017 and 2016 were 59 and 82, respectively.  Restricted shares of 30 and 43 granted to officers in fiscal 2018 and fiscal 2017, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 22 and 31 granted to officers and key employees in fiscal 2018 and fiscal 2017, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 7 and 8 granted to directors in fiscal 2018 and fiscal 2017, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or six-month periods ended September 30, 2017 and 2016.

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $216 and $199, respectively.  The income tax benefit recognized related to stock-based compensation was $76 and $71 for the three months ended September 30, 2017 and 2016, respectively.  During the six months ended September 30, 2017 and 2016, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $149 and $228, respectively.  The income tax benefit recognized related to stock-based compensation was $53 and $81 for the six months ended September 30, 2017 and 2016, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (i) last, (ii) first or (iii) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation costs (income) of $0 and $(7), respectively, related to the ESPP and $0 and $(3), respectively, of related tax benefits (expense).  During the six months ended September 30, 2017 and 2016, the Company recognized stock-based compensation costs of $0 and $6, respectively, related to the ESPP and $0 and $2, respectively, of related tax benefits.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic income per share
Numerator:
Net income	$10	$1,297	$945	$1,382
Denominator:
Weighted average common shares outstanding	9,769	9,724	9,759	9,699
Basic income per share	$—	$.13	$.10	$.14
Diluted income per share
Numerator:
Net income	$10	$1,297	$945	$1,382
Denominator:
Weighted average common shares outstanding	9,769	9,724	9,759	9,699
Stock options outstanding	6	4	8	5
Weighted average common and potential common shares outstanding	9,775	9,728	9,767	9,704
Diluted income per share	$—	$.13	$.10	$.14

       Options to purchase a total of 16 shares of common stock were outstanding at each of September 30, 2017 and 2016, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$291	$694	$538	$686
Expense (income) for product warranties	78	(54)	(82)	111
Product warranty claims paid	(68)	(58)	(155)	(215)
Balance at end of period	$301	$582	$301	$582

Income of $54 for product warranties in the three months ended September 30, 2016 and the income of $82 in the six months ended September 30, 2017 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $5 and $4 in the six-month periods ended September 30, 2017 and 2016.  Income taxes paid for the six months ended September 30, 2017 and 2016 were $1,762 and $41, respectively.

In the six months ended September 30, 2017 and 2016, non-cash activities included the issuance of treasury stock valued at $63 and $107, respectively, to the Company’s Employee Stock Purchase Plan.

At September 30, 2017 and 2016, respectively, there were $0 and $44 of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$150	$150	$299	$300
Interest cost	355	363	711	725
Expected return on assets	(745)	(719)	(1,489)	(1,437)
Amortization of actuarial loss	254	338	507	676
Net pension cost	$14	$132	$28	$264

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2017 and expects to make contributions of approximately $52 for the balance of fiscal 2018.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$7	$8	$13	$14
Amortization of actuarial loss	9	9	19	19
Net postretirement benefit cost	$16	$17	$32	$33

The Company paid no benefits related to its postretirement benefit plan during the six months ended September 30, 2017.  The Company expects to pay benefits of approximately $83 for the balance of fiscal 2018.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $105 and $174 on September 30, 2017 and March 31, 2017, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2017, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at either September 30, 2017 or March 31, 2017.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2017 and 2016 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2017	$(8,439)	$5	$(8,434)
Other comprehensive income before reclassifications	—	140	140
Amounts reclassified from accumulated other comprehensive loss	340	—	340
Net current-period other comprehensive income	340	140	480
Balance at September 30, 2017	$(8,099)	$145	$(7,954)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2016	$(10,932)	$256	$(10,676)
Other comprehensive income before reclassifications	—	(148)	(148)
Amounts reclassified from accumulated other comprehensive loss	449	—	449
Net current-period other comprehensive income	449	(148)	301
Balance at September 30, 2016	$(10,483)	$108	$(10,375)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income and Retained Earnings
	Three Months Ended
	September 30,
	2017		2016
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(263)	(1)	$(347)	(1)	Income before provision for income taxes
	(93)		(123)		Provision for income taxes
	$(170)		$(224)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income and Retained Earnings
	Six Months Ended
	September 30,
	2017		2016
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(526)	(1)	$(695)	(1)	Income before provision for income taxes
	(186)		(246)		Provision for income taxes
	$(340)		$(449)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING CHARGE:

In each of the second quarter of fiscal 2018 and the first half of fiscal 2017, the Company’s workforce was aligned with market conditions by reducing the number of management, office and manufacturing positions.  As a result, restructuring charges of $316 and $630 were recognized in the six months ended September 30, 2017 and 2016, respectively.  The restructuring charges included severance and related employee benefit costs.  The charges are included in the caption “Restructuring Charge” in the Condensed Consolidated Statements of Income and Retained Earnings.   The reconciliation of the changes in the restructuring reserve is as follows:

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2017	2016
Balance at beginning of period	$120	$74
Expense for restructuring	316	630
Amounts paid for restructuring	(76)	(475)
Balance at end of period	$360	$229

The liability of $360 and $120 at September 30, 2017 and March 31, 2017, respectively, is included in the caption “Accrued Compensation” in the Condensed Consolidated Balance Sheets.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers."  This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition.  The guidance allows two methods of adoption:  (1) a full retrospective approach where historical financial information is presented in accordance with the new standard and (2) a modified retrospective approach where the guidance is applied to the most current period presented in the financial statements.  In August 2015, the FASB issued ASU No 2015-14 "Revenue from Contracts with Customers: Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," to clarify the implementation guidance on principal versus agent.  In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition.  The Company plans to adopt these standards using the modified retrospective approach in the first quarter of its fiscal year ending March 31, 2019, however, the method of adoption is subject to change as the Company progresses through the transition.  The Company has developed a project plan and is currently reviewing its contracts and evaluating the impact of the guidance on its revenue.  The Company currently believes that the most significant impact of adopting the guidance will be the timing of revenue recognition. The Company believes that revenue on the majority of its contracts will continue to be recognized upon shipment while revenue on its larger contracts are expected to be recognized over time as these contracts meet specific criteria established in the new standards.  The Company is in the process of implementing changes to its business processes, systems and controls to support the recognition and disclosure requirements under the new guidance.  See Note 2 for a description of the Company’s current revenue recognition policy.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet.  This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting guidance.  As a result, the effect of leases on the consolidated statement of comprehensive income and the consolidated statement of cash flows is largely unchanged from previous generally accepted accounting principles.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Earlier application is permitted. The Company believes the adoption of this ASU may have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to its Consolidated Balance Sheet, however, it does not expect the guidance to have a material impact on its Consolidated Statement of Income or Consolidated Statement of Cash Flows.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)", which clarifies the presentation and classification of eight specific issues on the cash flow statement.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715)", which amended its guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amended guidance requires the service cost component be disaggregated from the other components of net benefit cost.  The service cost component of expense is required to be reported in the income statement in the same line item as other compensation costs within income from operations.  The other components of net benefit cost are required to be presented separately from the service cost component outside of income from operations.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

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

Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible service and high quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  We are also a leading nuclear code accredited fabrication and specialty machining company.  We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, and heating, ventilating and air conditioning.

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

Our current fiscal year (which we refer to as “fiscal 2018”) ends March 31, 2018.

Highlights

Highlights for the three and six months ended September 30, 2017 include:

•

Net sales for the second quarter of fiscal 2018 were $17,224, down 18% compared with $21,126 for the second quarter of the fiscal year ended March 31, 2017 (we refer to the fiscal year ended March 31, 2017 as "fiscal 2017").  Net sales for the first six months of fiscal 2018 were $38,075, down 12% compared with net sales of $43,491 for the first six months of fiscal 2017.

•

Net income and income per diluted share for the second quarter of fiscal 2018 were $10 and $0.00, compared with $1,297 and $0.13, respectively, for the second quarter of fiscal 2017.  Excluding a restructuring charge, net income and income per diluted share for the second quarter of fiscal 2018 were $234 and $0.02, respectively, and were $1,350 and $0.14 in the second quarter of fiscal 2017.  Net income and income per diluted share for the first six months of fiscal 2018 were $945 and $0.10, respectively, compared with net income of $1,382 and income per diluted share of $0.14 for the first six months of fiscal 2017.  Excluding a restructuring charge, net income and income per diluted share for the first six months of fiscal 2018 were $1,169 and $0.12, respectively, and were $1,823 and $0.19 in the first six months of fiscal 2017.

•

Orders booked in the second quarter of fiscal 2018 were $17,087, down 31% compared with the second quarter of fiscal 2017 when orders were $24,823.  Orders booked in the first six months of fiscal 2018 were $28,151, down 29% compared with the first six months of fiscal 2017, when orders were $39,424.

•	Backlog was $72,981 at September 30, 2017, compared with $72,908 at June 30, 2017 and $82,590 at March 31, 2017.
•

Gross profit margin and operating margin for the second quarter of fiscal 2018 were 22% and (1)%, respectively, compared with 24% and 8%, respectively, for the second quarter of fiscal 2017. Gross profit margin and operating margin for the first six months of fiscal 2018 were 23% and 3% compared with 21% and 4%, respectively, for the first six months of fiscal 2017.

•	Cash and short-term investments at September 30, 2017 were $72,102, compared with $73,474 at March 31, 2017.

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

Forward-looking statements are usually accompanied by words such as "anticipate," "believe," "estimate," "may," "might," "intend," "interest," "appear," "expect," "suggest," "plan," "encourage," "potential", "view" and similar expressions.  Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements.  Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

As a result of past declines in crude oil and natural gas prices, price volatility and near term price uncertainty, our global energy markets continue to be in a contracted state.  In response, our customers in the downstream energy sector sharply reduced capital spending in each of the last three years.  This impacted not only new capacity, but also revamping and turnaround for routine maintenance.  Additionally, capital spending in the nuclear market for both new capacity and to maintain existing facilities continues to shift downward.  It is down 25% to 35% compared with 3 to 4 years ago according to a report from the Nuclear Energy Institute.  The contracted capital spending within the energy and nuclear markets has had the effect of measurably reducing new orders and consequently reducing our sales.

The current conditions in both the energy and nuclear markets present challenges.  Our long-term view for these end markets, however, is that fundamentals will, at some point in the future, drive increasing demand.  These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion, which we believe will result in capital investment necessary to satisfy increasing global energy demand.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business based on our strategic actions to increase our market share and expected demand. For more information, refer to the heading "Strategy and Outlook" within this Item 2 of this Quarterly Report on Form 10-Q.

In the near term, given the current market conditions, new order levels are expected to remain weak.

The chart below shows the impact of our diversification strategy.   Nearly 75% of our current backlog is from markets not served by us in the Fiscal 2007-2009 time frame.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$17,224	$21,126	$38,075	$43,491
Gross profit	$3,830	$5,010	$8,696	$9,121
Gross profit margin	22%	24%	23%	21%
SG&A expense (1)	$3,700	$3,177	$7,381	$6,833
SG&A as a percent of sales	21%	15%	19%	16%
Net income	$10	$1,297	$945	$1,382
Diluted income per share	$—	$0.13	$0.10	$0.14
Total assets	$147,853	$144,647	$147,853	$144,647
Total assets excluding cash, cash equivalents and investments	$75,751	$78,373	$75,751	$78,373

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The Second Quarter and First Six Months of Fiscal 2018 Compared With the Second Quarter and First Six Months of Fiscal 2017

Sales for the second quarter of fiscal 2018 were $17,224, an 18% decrease as compared with sales of $21,126 for the second quarter of fiscal 2017.  Our domestic sales, as a percentage of aggregate product sales, were 65% in the second quarter of fiscal 2018 compared with 73% in the second quarter of fiscal 2017.  Domestic sales year-over-year decreased $4,315, or 28%.  International sales increased $413, or 7%, in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017.  Sales in the three months ended September 30, 2017 were 28% to the refining industry, 33% to the chemical and petrochemical industries, 11% to the power industry, including the nuclear market, and 28% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended September 30, 2016 were 32% to the refining industry, 24% to the chemical and petrochemical industries, 29% to the power industry, including the nuclear market, and 15% to other commercial and industrial applications, including the U.S. Navy.  Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first six months of fiscal 2018 were $38,075, a decrease of $5,416, or 12% compared with sales of $43,491 for the first six months of fiscal 2017.  The decrease in fiscal 2018 year-to-date sales was due to weaker domestic sales.  Our domestic sales, as a percentage of aggregate product sales, were 68% in the first six months of fiscal 2018 compared with 73% in the same period in fiscal 2017.  Domestic sales decreased $5,740, or 18%, while international sales increased by $324, or 3%.  International sales accounted for 32% and 27% of total sales for the first six months of fiscal 2018 and fiscal 2017, respectively.  Sales in the first six months of fiscal 2018 were 22% to the refining industry, 34% to the chemical and petrochemical industries, 15% to the power industry, including the nuclear market, and 29% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first six months of fiscal 2017 were 32% to the refining industry, 24% to the chemical and petrochemical industries, 25% to the power industry, including the nuclear market, and 19% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the second quarter of fiscal 2018 was 22% compared with 24% for the second quarter of fiscal 2017.  Gross profit for the second quarter of fiscal 2018 decreased 24% compared with fiscal 2017, to $3,830 from $5,010.  Gross profit was impacted by lower sales and margins were impacted by a weaker mix of projects.

Our gross profit margin for the first six months of fiscal 2018 was 23% compared with 21% for the first six months of fiscal 2017.  Gross profit for the first six months of fiscal 2018 decreased 5% compared with fiscal 2017, to $8,696 from $9,121.  The decrease in gross profit was due to lower volume (sales down 12%), partly offset by improved gross margins.  The increase in gross margin was impacted by lower overhead costs.

SG&A expenses as a percent of sales for the three and six-month periods ended September 30, 2017 were 21% and 15%, respectively.  SG&A expenses in the second quarter of fiscal 2018 were $3,700, an increase of $523, or 16%, compared with the second quarter of fiscal 2017 SG&A expenses of $3,177.  This increase in the quarter was principally related to insurance proceeds of $759, which favorably impacted the second quarter of fiscal 2017.  Excluding the prior year insurance proceeds, SG&A expenses were $236 lower, almost entirely due to lower sales commissions.  SG&A expenses in the first six months of fiscal 2018 were $7,381, an increase of $548, or 8%, compared with the first six months of fiscal 2017 SG&A expenses of $6,833.  This increase was principally related to insurance proceeds of $759 received in the prior year, as noted above.  Excluding the prior year insurance proceeds, SG&A expenses were $211 lower, due to lower sales commissions.

In the second quarter of fiscal 2018 we incurred a pre-tax restructuring charge of $316 ($224 after tax) for severance costs related to certain headcount reductions.  In the second quarter of fiscal 2017, we incurred a pre-tax restructuring charge of $75 ($53 after tax) for severance costs related to certain headcount reductions, which was the completion of a restructuring activity which commenced in the first quarter of fiscal 2017.  The total charge for the first six months of fiscal 2017 was $630 ($441 after tax).  The reduction in headcount in the second quarter of fiscal 2018 was approximately 6% of our global workforce.  The annual savings from these reductions is expected to be $1,500.  Approximately half of the savings should be realized in fiscal 2018.

Interest income for the three and six-month periods ended September 30, 2017 was $162 and $313, respectively, compared with $85 and $172, respectively, for the same periods ended September 30, 2016.  Interest expense for the three and six-month periods ended September 30, 2017 was $2 and $5, respectively, compared with $2 and $4, respectively, for the same periods ended September 30, 2016.

The reduction in the year-to-date effective tax rate from 30% in the first quarter to 28% yielded an implied tax rate in the second quarter which was 138% (on a small negative income before taxes).  The effective tax rate in the first six months of fiscal 2018 was 28%.  The effective tax rates for the comparable three and six month periods of fiscal 2017 were 30% and 24%, respectively.

Net income and income per diluted share for the second quarter of fiscal 2018 were $10 and $0.00, compared with $1,297 and $0.13, respectively, for the second quarter of fiscal 2017.  Excluding a restructuring charge, net income and income per diluted share for the second quarter of fiscal 2018 were $234 and $0.02, respectively, and were $1,350 and $0.14 in the second quarter of fiscal 2017.  Net income and income per diluted share for the first six months of fiscal 2018 were $945 and $0.10, respectively, compared with net income of $1,382 and income per diluted share of $0.14 for the first six months of fiscal 2017.  Excluding a restructuring charge, net income and income per diluted share for the first six months of fiscal 2018 were $1,169 and $0.12, respectively, and were $1,823 and $0.19 in the first six months of fiscal 2017.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2017	2017
Cash and investments	$72,102	$73,474
Working capital	78,848	78,688
Working capital ratio(1)	3.8	3.5
Working capital excluding cash and investments	6,746	5,214

(1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first six months of fiscal 2018 was $848, compared with $3,251 for the first six months of fiscal 2017.  The decrease in cash generation year over year was attributable to a smaller increase in customer deposits, a smaller decrease in inventories, an increase in income taxes receivable, partly offset by lower accounts receivable and unbilled revenue.

Dividend payments and capital expenditures in the first six months of fiscal 2018 were $1,758 and $431, respectively, compared with $1,740 and $159, respectively, for the first six months of fiscal 2017.

Capital expenditures for fiscal 2018 are expected to be between approximately $2,500 and $3,000, with the majority of the spending to occur in the second half of the fiscal year.  Approximately 80% of our fiscal 2018 capital expenditures are expected to be for productivity-enhancing machinery and equipment, with the remaining amounts expected to be used for information technology upgrades and other items.

Cash and investments were $72,102 on September 30, 2017 compared with $73,474 on March 31, 2017, down $1,372.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on September 30, 2017 and March 31, 2017 were $8,294 and $8,372, respectively.  The outstanding letters of credit as of September 30, 2017 were issued by JP Morgan Chase, HSBC, as well as Bank of America (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at September 30, 2017 and March 31, 2017.  The borrowing rate under our JP Morgan Chase facility as of September 30, 2017 was the bank’s prime rate, or 4.25%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,428 and $25,761 at September 30, 2017 and March 31, 2017, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended September 30, 2017 were $17,087 compared with $24,823 for the same period in the prior year, a decrease of 31%.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 84% of total orders, or $14,436, and international orders were 16% of total orders, or $2,651, in the current quarter compared with the second quarter of fiscal 2017, when domestic orders were 74%, or $18,455, of total orders, and international orders were 26%, or $6,368, of total orders.

During the first six months of fiscal 2018, orders were $28,151, compared with $39,424 for the same period of fiscal 2017, a decrease of $11,273, or 29%.  For the first six months of fiscal 2018, refining orders decreased by $2,136, chemical and petrochemical decreased by $5,477 and other commercial and industrial applications, including the U.S. Navy, decreased by $2,724.  See “Current Market Conditions” for additional information.

Backlog was $72,981 at September 30, 2017, compared with $82,590 at March 31, 2017, a 12% decrease, but approximately no change from $72,908 at June 30, 2017.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 50% to 55% of orders currently in our backlog are expected to be converted to sales within one year, 5% to 10% are expected to ship between 12 and 24 months, and 35% to 40% beyond two years.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At September 30, 2017, 15% of our backlog was attributable to equipment for refinery project work, 6% for chemical and petrochemical projects, 5% for power projects, including nuclear, 69% for U.S. Navy projects and 5% for other industrial applications.  At September 30, 2016, 16% of our backlog was attributed to equipment for refinery project work, 13% for chemical and petrochemical projects, 11% for power projects, 57% for U.S. Navy projects and 3% for other industrial applications.  At September 30, 2017, we had no projects on hold.

Strategy and Outlook

Ongoing weakness in the global energy markets is expected to continue to negatively impact our business in fiscal 2018.  Our pipeline has continued to contract as our oil refining and chemical market customers have further reduced their capital spending plans when compared with last year.  We believe these further reductions by our customers are in reaction to continued low and volatile oil prices.  The expected duration of this downturn is uncertain.  The nuclear power market continues to be weak and hard to predict during the next few years.  We believe that certain areas in the nuclear market may offer us opportunity for growth, however, should these not occur, there is the risk of an asset impairment of our goodwill and intangible assets.

Despite the current downturn, we continue to believe in the long-term potential of the energy markets we serve.  We intend to expand our participation and market share.  As a result of our diversification strategy with the U.S. Navy and the power market, we believe this anticipated long-term strength will support our strategy to significantly grow our business when the energy markets recover.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.   In addition to these organic growth opportunities, we continue to look for acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and further diversifying our business and product lines.

The ongoing contraction in the energy markets we serve is causing near-term uncertainty.  This has affected our outlook for fiscal 2018.  We expect revenue in fiscal 2018 to be approximately $75,000 to $80,000.

We expect gross profit margin in fiscal 2018 to be in the 21% to 23% range, compared with 24% to 26% in the past two fiscal years.  We are experiencing continued pricing pressure and under-utilization of our production facilities in fiscal 2018. We believe that production overhead absorption will be weak, which we expect in turn will put continued pressure on gross profit margins.

SG&A during fiscal 2018 is expected to be between $15,000 and $15,500.  Our effective tax rate during fiscal 2018 is expected to be between 28% and 30%.

We expect operating cash flow in fiscal 2018 will be lower than fiscal 2017.  Fiscal 2017 cash flow benefited from the continued build-up of customer deposits.

We will continue to look toward future growth while being mindful of near term profitability, given current market challenges.

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

As of September 30, 2017, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2017 or March 31, 2017, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three months and six months ended September 30, 2017 were 35% and 32%, respectively, of total sales compared with 27% and 27%, respectively, for the same period of fiscal 2017.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and six months of fiscal 2018 and fiscal 2017, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the first three and six months of fiscal 2018, our purchases in foreign currencies represented 2% and 1% of cost of products sold, respectively.  In the first three and six months of 2017, our purchases in foreign currencies represented 6% and 3% of cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2017 and March 31, 2017, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At September 30, 2017, we had no projects on hold.

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

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2017

PART II - OTHER INFORMATION

Item 6.	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	XBRL Instance Document

+	101.SCH	XBRL Taxonomy Extension Schema Document

+	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	+	Exhibit filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer

Date: October 26, 2017