Form 10-Q
period 2017-12-31
GRAHAM CORP
filed 2018-02-02
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes  ☐   No  ☒

As of January 30, 2018, there were outstanding 9,768,026 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2017 and March 31, 2017 and for the Three and Nine-Month Periods Ended December 31, 2017 and 2016

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$17,281	$22,654	$55,356	$66,145
Cost of products sold	13,696	16,353	43,075	50,723
Gross profit	3,585	6,301	12,281	15,422
Other expenses and income:
Selling, general and administrative	4,007	3,746	11,270	10,462
Selling, general and administrative – amortization	59	58	177	175
Impairment of goodwill and intangible assets	14,816	—	14,816	—
Restructuring charge	—	—	316	630
Interest income	(142)	(100)	(455)	(272)
Interest expense	3	3	8	7
Total other expenses and income	18,743	3,707	26,132	11,002
(Loss) income before provision for income taxes	(15,158)	2,594	(13,851)	4,420
(Benefit) provision for income taxes	(3,536)	754	(3,174)	1,198
Net (loss) income	(11,622)	1,840	(10,677)	3,222
Retained earnings at beginning of period	109,731	108,655	110,544	109,013
Dividends	(880)	(876)	(2,638)	(2,616)
Retained earnings at end of period	$97,229	$109,619	$97,229	$109,619
Per share data
Basic:
Net (loss) income	$(1.19)	$0.19	$(1.09)	$0.33
Diluted:
Net (loss) income	$(1.19)	$0.19	$(1.09)	$0.33
Weighted average common shares outstanding:
Basic	9,768	9,727	9,762	9,709
Diluted	9,768	9,733	9,762	9,714
Dividends declared per share	$0.09	$0.09	$0.27	$0.27

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net (loss) income	$(11,622)	$1,840	$(10,677)	$3,222
Other comprehensive income:
Foreign currency translation adjustment	76	(135)	216	(283)
Defined benefit pension and other postretirement plans net of income tax expense (benefit) of $(17) and $123, for the three months ended December 31, 2017 and 2016, respectively, and $169 and $369 for the nine months ended December 31, 2017 and 2016, respectively	279	225	619	674
Total other comprehensive income	355	90	835	391
Total comprehensive (loss) income	$(11,267)	$1,930	$(9,842)	$3,613

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2017	2017
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$36,159	$39,474
Investments	38,023	34,000
Trade accounts receivable, net of allowances ($336 and $168 at December 31 and March 31, 2017, respectively)	16,555	11,483
Unbilled revenue	10,709	15,842
Inventories	8,899	9,246
Prepaid expenses and other current assets	1,181	681
Income taxes receivable	1,288	—
Total current assets	112,814	110,726
Property, plant and equipment, net	16,098	17,021
Prepaid pension asset	3,110	2,340
Goodwill	1,222	6,938
Permits	1,700	10,300
Other intangible assets, net	3,433	4,068
Other assets	246	177
Total assets	$138,623	$151,570
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$105	$107
Accounts payable	9,386	10,295
Accrued compensation	4,418	5,189
Accrued expenses and other current liabilities	2,722	3,723
Customer deposits	17,814	12,407
Income taxes payable	—	317
Total current liabilities	34,445	32,038
Capital lease obligations	67	143
Deferred income tax liability	736	4,051
Accrued pension liability	534	467
Accrued postretirement benefits	780	761
Other long-term liabilities	126	—
Total liabilities	36,688	37,460
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,579 and 10,548 shares issued and 9,768 and 9,740 shares outstanding at December 31 and March 31, 2017, respectively	1,058	1,055
Capital in excess of par value	23,573	23,176
Retained earnings	97,229	110,544
Accumulated other comprehensive loss	(7,599)	(8,434)
Treasury stock (811 and 808 shares at December 31 and March 31, 2017, respectively)	(12,326)	(12,231)
Total stockholders’ equity	101,935	114,110
Total liabilities and stockholders’ equity	$138,623	$151,570

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Operating activities:	(Dollar amounts in thousands)
Net (loss) income	$(10,677)	$3,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,490	1,571
Amortization	177	175
Amortization of unrecognized prior service cost and actuarial losses	788	1,043
Impairment of goodwill and purchased intangible assets	14,816	—
Stock-based compensation expense	362	433
Loss on disposal or sale of property, plant and equipment	1	1
Deferred income taxes	(3,498)	10
(Increase) decrease in operating assets:
Accounts receivable	(5,029)	1,126
Unbilled revenue	5,170	(2,651)
Inventories	352	1,697
Prepaid expenses and other current and non-current assets	(591)	(489)
Income taxes receivable	(1,605)	1,109
Prepaid pension asset	(770)	—
Increase (decrease) in operating liabilities:
Accounts payable	(1,005)	(2,173)
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,593)	(558)
Customer deposits	5,400	6,699
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	86	(508)
Net cash provided by operating activities	3,874	10,707
Investing activities:
Purchase of property, plant and equipment	(543)	(241)
Proceeds from disposal of property, plant and equipment	1	—
Purchase of investments	(34,023)	(39,000)
Redemption of investments at maturity	30,000	45,000
Net cash (used) provided by investing activities	(4,565)	5,759
Financing activities:
Principal repayments on capital lease obligations	(78)	(38)
Issuance of common stock	—	79
Dividends paid	(2,638)	(2,616)
Purchase of treasury stock	(119)	(29)
Excess tax deficiency on stock awards	—	(26)
Net cash used by financing activities	(2,835)	(2,630)
Effect of exchange rate changes on cash	211	(231)
Net (decrease) increase in cash and cash equivalents	(3,315)	13,605
Cash and cash equivalents at beginning of year	39,474	24,072
Cash and cash equivalents at end of period	$36,159	$37,677

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

The Company's results of operations and cash flows for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2018 ("fiscal 2018").

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

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,141 and $971 at December 31, 2017 and March 31, 2017, respectively.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at December 31, 2017 are scheduled to mature on or before May 31, 2018.

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

Major classifications of inventories are as follows:

	December 31,	March 31,
	2017	2017
Raw materials and supplies	$3,034	$3,016
Work in process	9,334	12,573
Finished products	935	891
	13,303	16,480
Less - progress payments	4,404	7,234
Total	$8,899	$9,246

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
At December 31, 2017
Intangibles subject to amortization:
Customer relationships	$2,700	$1,267	$—	$1,433
Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700
At March 31, 2017
Intangibles subject to amortization:
Customer relationships	$2,700	$1,132	$—	$1,568
Intangibles not subject to amortization:
Permits	$10,300	$—	$—	$10,300
Tradename	2,500	—	—	2,500
	$12,800	$—	$—	$12,800

Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives.  Intangible amortization expense for each of the three-month periods ended December 31, 2017 and 2016 was $45.  Intangible amortization expense for each of the nine-month periods ended December 31, 2017 and 2016 was $135.  As of December 31, 2017, amortization expense is estimated to be $45 for the remainder of fiscal 2018 and $180 in each of the fiscal years ending March 31, 2019, 2020, 2021 and 2022.

During the third quarter of fiscal 2018, the Company performed its annual goodwill and intangible asset impairment review.  The Company assesses impairment by comparing the fair value of its reporting units and intangible assets to their related carrying value.  Accounting Standards Update No. 2015-07, “Fair Value Measurement (Topic 820), establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets of liabilities that the Company has the ability to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 – Valuations determined from quoted prices for similar assets of liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The Company estimated the fair value of intangible assets and goodwill of its commercial nuclear power business related to the December 2010 acquisition of Energy Steel & Supply Co. (“Energy Steel”) using the income approach.  Under the income approach, the fair value of the business is calculated based on the present value of estimated future cash flows.  Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.  The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy outlined above.  The impairment review indicated that the fair value of the permits, tradename and goodwill of the business were substantially lower than the carrying value due to reduced investment from the U.S. nuclear power market, the strength of the Energy Steel brand relative to larger more vertically integrated suppliers, and the bankruptcy of Westinghouse Electric Company which resulted in the stoppage of work at the Summer, SC nuclear facility.  As a result, in the third quarter of fiscal 2018 the Company recorded impairment losses of $8,600, $500, and $5,716 for permits, tradename and goodwill, respectively.

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

No restricted stock awards were granted in the three-month periods ended December 31, 2017 and 2016.  Restricted stock awards granted in the nine-month periods ended December 31, 2017 and 2016 were 59 and 82, respectively.  Restricted shares of 30 and 43 granted to officers in fiscal 2018 and fiscal 2017, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 22 and 31 granted to officers and key employees in fiscal 2018 and fiscal 2017, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 7 and 8 granted to directors in fiscal 2018 and fiscal 2017, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or nine-month periods ended December 31, 2017 and 2016 December 31, 2017 and 2016.

During the three months ended December 31, 2017 and 2016, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $213 and $200, respectively.  The income tax benefit recognized related to stock-based compensation was $24 and $70 for the three months ended December 31, 2017 and 2016, respectively.  During the nine months ended December 31, 2017 and 2016, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $362 and $427, respectively.  The income tax benefit recognized related to stock-based compensation was $77 and $151 for the nine months ended December 31, 2017 and 2016, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (i) last, (ii) first or (iii) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  In each of the three months ended December 31, 2017 and 2016, the Company recognized stock-based compensation costs of $0 related to the ESPP and $0 of related tax benefits.  During the nine months ended December 31, 2017 and 2016, the Company recognized stock-based compensation costs of $0 and $6, respectively, related to the ESPP and $0 and $2, respectively, of related tax benefits.

NOTE 7 – (LOSS) INCOME PER SHARE:

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period.  Diluted (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period.  A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Basic (loss) income per share
Numerator:
Net (loss) income	$(11,622)	$1,840	$(10,677)	$3,222
Denominator:
Weighted average common shares outstanding	9,768	9,727	9,762	9,709
Basic (loss) income per share	$(1.19)	$.19	$(1.09)	$.33
Diluted income per share
Numerator:
Net (loss) income	$(11,622)	$1,840	$(10,677)	$3,222
Denominator:
Weighted average common shares outstanding	9,768	9,727	9,762	9,709
Stock options outstanding	—	6	—	5
Weighted average common and potential common shares outstanding	9,768	9,733	9,762	9,714
Diluted (loss) income per share	$(1.19)	$.19	$(1.09)	$.33

       None of the options to purchase shares of common stock which totaled 69 were included in the computation of diluted loss per share for the three and nine months ended December 31, 2017 as the effect would be anti-dilutive due to the net loss in the periods.    Options to purchase a total of 16 shares of common stock were outstanding at December 31, 2016  but were not included in the above computation of diluted income per share in the three and nine-month periods ended December 31, 2016 given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Balance at beginning of period	$301	$582	$538	$686
Expense (income) for product warranties	22	(81)	(59)	31
Product warranty claims paid	(22)	(4)	(178)	(220)
Balance at end of period	$301	$497	$301	$497

Income of $59 for product warranties in the nine months ended December 31, 2017 and the income of $81 in the three months ended December 31, 2016 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $8 and $7 in the nine-month periods ended December 31, 2017 and 2016.  Income taxes paid for the nine months ended December 31, 2017 and 2016 were $1,801 and $104, respectively.

In the nine months ended December 31, 2017 and 2016, non-cash activities included the issuance of treasury stock valued at $63 and $107, respectively, to the Company’s Employee Stock Purchase Plan.

At December 31 2017 and 2016, respectively, there were $29 and $31 of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost	$149	$151	$448	$451
Interest cost	356	362	1,067	1,087
Expected return on assets	(743)	(718)	(2,232)	(2,155)
Amortization of actuarial loss	253	337	760	1,013
Net pension cost	$15	$132	$43	$396

The Company made contributions to its defined benefit pension plan during the nine months ended December 31, 2017 of $52 and does not expect to make any contributions to the plan for the balance of fiscal 2018.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest cost	$6	$5	$19	$19
Amortization of actuarial loss	9	11	28	30
Net postretirement benefit cost	$15	$16	$47	$49

The Company paid no benefits related to its postretirement benefit plan during the nine months ended December 31, 2017.  The Company expects to pay benefits of approximately $83 for the balance of fiscal 2018.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $134 and $174 on December 31, 2017 and March 31, 2017, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2017, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for the tax years 2015 through 2017 and examination in state tax jurisdictions for the tax years 2013 through 2017.  The Company is subject to examination in the People’s Republic of China for tax years 2014 through 2016.

There was no liability for unrecognized tax benefits at either December 31, 2017 or March 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act, which is effective on January 1, 2018, significantly revises the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings.  At December 31, 2017, the Company has not completed its accounting for the tax effects of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and provisionally recorded an income tax benefit of $1,575 related to such remeasurement in the third quarter of fiscal 2018.  The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The one-time transition tax is based on the total post-1986 earnings and profits (“E&P”) of our foreign subsidiary that has previously been deferred from U.S. income taxes.  The Company recorded a provisional amount for its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $137 in the third quarter of fiscal 2018.  The Company has not yet completed its calculation of the total post-1986 foreign E&P for the foreign subsidiary.  The transition tax is based in part on the amount of those earnings held in cash and other specified assets.  The amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2017 and 2016 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2017	$(8,439)	$5	$(8,434)
Other comprehensive income before reclassifications	—	216	216
Amounts reclassified from accumulated other comprehensive loss	619	—	619
Net current-period other comprehensive income	619	216	835
Balance at December 31, 2017	$(7,820)	$221	$(7,599)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2016	$(10,932)	$256	$(10,676)
Other comprehensive income before reclassifications	—	(283)	(283)
Amounts reclassified from accumulated other comprehensive loss	674	—	674
Net current-period other comprehensive income	674	(283)	391
Balance at December 31, 2016	$(10,258)	$(27)	$(10,285)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income and Retained Earnings
	Three Months Ended
	December 31,
	2017		2016
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(262)	(1)	$(348)	(1)	Income before provision for income taxes
	17		(123)		Provision for income taxes
	$(279)		$(225)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income and Retained Earnings
	Nine Months Ended
	December 31,
	2017		2016
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(788)	(1)	$(1,043)	(1)	Income before provision for income taxes
	(169)		(369)		Provision for income taxes
	$(619)		$(674)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING CHARGE:

In each of the second quarter of fiscal 2018 and the first half of fiscal 2017, the Company’s workforce was aligned with market conditions by reducing the number of management, office and manufacturing positions.  As a result, restructuring charges of $316 and $630 were recognized in the nine months ended December 31, 2017 and 2016, respectively.  The restructuring charges included severance and related employee benefit costs.  The charges are included in the caption “Restructuring Charge” in the Condensed Consolidated Statements of Income and Retained Earnings.   The reconciliation of the changes in the restructuring reserve is as follows:

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2017	2016
Balance at beginning of period	$120	$74
Expense for restructuring	316	630
Amounts paid for restructuring	(336)	(549)
Balance at end of period	$100	$155

The liability of $100 and $120 at December 31, 2017 and March 31, 2017 respectively, is included in the caption “Accrued Compensation” in the Condensed Consolidated Balance Sheets.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers."  This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition.  The guidance allows two methods of adoption:  (1) a full retrospective approach where historical financial information is presented in accordance with the new standard and (2) a modified retrospective approach where the guidance is applied to the most current period presented in the financial statements.  In August 2015, the FASB issued ASU No 2015-14 "Revenue from Contracts with Customers: Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," to clarify the implementation guidance on principal versus agent.  In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition.  The Company plans to adopt these standards using the modified retrospective approach in the first quarter of its fiscal year ending March 31, 2019.  The Company has developed a project plan and is currently reviewing its contracts and evaluating the impact of the guidance on its revenue.  The Company currently believes that the most significant impact of adopting the guidance will be the timing of revenue recognition. The Company believes that revenue on the majority of its contracts will continue to be recognized upon shipment while revenue on its larger contracts are expected to be recognized over time as these contracts meet specific criteria established in the new standards.  The Company is in the process of implementing changes to its business processes, systems and controls to support the recognition and disclosure requirements under the new guidance.  See Note 2 for a description of the Company’s current revenue recognition policy.

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

Graham’s global brand is built upon world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible service and high quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  We are also a leading nuclear code accredited fabrication and specialty machining company.  We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, and heating, ventilating and air conditioning.

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

Highlights

Highlights for the three and nine months ended December 31, 2017 include:

•

Net sales for the third quarter of fiscal 2018 were $17,281, down 24% compared with $22,654 for the third quarter of the fiscal year ended March 31, 2017 (we refer to the fiscal year ended March 31, 2017 as "fiscal 2017").  Net sales for the first nine months of fiscal 2018 were $55,356, down 16% compared with net sales of $66,145 for the first nine months of fiscal 2017.

•

Net (loss) and (loss) per diluted share for the third quarter of fiscal 2018 were ($11,622) and ($1.19), respectively.  Excluding the non-cash impairment and other charges related to the commercial nuclear power business as well as the impact of the Tax Cuts and Jobs Act (P.L. 115-97) (the “Tax Act”), net income and income per diluted share were ($1) and $0.00, respectively, compared with $1,840 and $0.19, respectively, for the third quarter of fiscal 2017.   Net (loss) and (loss) per diluted share for the first nine months of fiscal 2018 were ($10,677) and ($1.09), respectively.  Excluding the impairment and other charges related to our commercial nuclear power business, the impact of the Tax Act change, as well as restructuring charges in each year, net income and income per diluted share for the first nine months of fiscal 2018 were $1,168 and $0.12, respectively, compared with net income of $3,222 and income per diluted share of $0.33 for the first nine months of fiscal 2017.

•

Orders booked in the third quarter of fiscal 2018 were $40,528, up 129% compared with the third quarter of fiscal 2017 when orders were $17,699.  Orders booked in the first nine months of fiscal 2018 were $68,679, up 20% compared with the first nine months of fiscal 2017, when orders were $57,123.

•	Backlog was $96,246 at December 31, 2017, compared with $72,981 at September 30, 2017 and $82,590 at March 31, 2017.
•

Gross profit margin and operating margin for the third quarter of fiscal 2018 were 21% and (89%) respectively, compared with 28% and 11%, respectively, for the third quarter of fiscal 2017. Gross profit margin and operating margin for the first nine months of fiscal 2018 were 22% and (26%) compared with 23% and 6%, respectively, for the first nine months of fiscal 2017.  Excluding the impairment and other charges related to the commercial nuclear power business, the operating margin in the third quarter was (1%).  For the first nine months of fiscal 2018 and 2017, excluding the third quarter charges previously noted, as well as a restructuring charge in each year, the operating margin was 2% and 6%, respectively.

•	Cash and short-term investments at December 31, 2017 were $74,182, compared with $72,102 on September 30, 2017 and $73,474 at March 31, 2017.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;

•sources of revenue and anticipated revenue, including the contribution from anticipated growth;

•expectations regarding achievement of revenue and profitability expectations;

•plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	our ability to implement our growth and acquisition strategy;
•	our ability to maintain existing nuclear power work or expand nuclear power work into new markets;
•	our ability to maintain or expand nuclear power work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

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

Current Market Conditions

As a result of volatility in crude oil and natural gas prices, and near term price uncertainty, our global energy markets have been in a contracted state for the past three years.  In response to the market conditions, our customers in the downstream energy sector have sharply reduced capital spending in each of the last three years.  This impacted not only new capacity, but also revamping and turnaround for routine maintenance.  Oil prices have risen over the past six months from $45 to over $60 per barrel.  As a result, certain projects where our equipment is utilized have begun to proceed, however, it is not clear whether a sustained capital spending recovery in our markets has begun.

Capital spending in the nuclear market for both new capacity and to maintain existing facilities continues to trend downward.  Capital spending in the nuclear market is down 25% to 35% compared with 3 to 4 years ago, according to a report from the Nuclear Energy Institute.  Additionally, the March 2017 bankruptcy filing by Westinghouse Electric Company (“Westinghouse”) and the decision to cease building the two new reactors located in Summer, South Carolina has dramatically impacted the health of the domestic nuclear market. The contracted capital spending within the commercial nuclear power market has had the effect of measurably reducing new orders and consequently reducing our sales.

Our long-term view for the refining and petrochemical markets is that fundamentals will drive increasing demand.  These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion, which we believe will result in capital investment necessary to satisfy increasing global energy demand.

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

In the near term, given the current market conditions, new order levels are expected to remain volatile from quarter to quarter.

The chart below shows the impact of our diversification strategy.   Nearly 60% of our backlog as of December 31, 2017 is from markets not served by us in the Fiscal 2007-2009 time frame.

Backlog Mix Illustrating Impact of Diversification Strategies
Backlog ($ million) at FYE*

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net sales	$17,281	$22,654	$55,356	$66,145
Gross profit	$3,585	$6,301	$12,281	$15,422
Gross profit margin	21%	28%	22%	23%
SG&A expense (1)	$4,066	$3,804	$11,447	$10,637
SG&A as a percent of sales	24%	17%	21%	16%
Net (loss) income	$(11,622)	$1,840	$(10,677)	$3,222
Diluted (loss) income per share	$(1.19)	$0.19	$(1.09)	$0.33
Total assets	$138,623	$148,328	$138,623	$148,328
Total assets excluding cash, cash equivalents and investments	$64,441	$75,651	$64,441	$75,651

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The Third Quarter and First Nine Months of Fiscal 2018 Compared With the Third Quarter and First Nine Months

of Fiscal 2017

Sales for the third quarter of fiscal 2018 were $17,281, a 24% decrease as compared with sales of $22,654 for the third quarter of fiscal 2017.  Our domestic sales, as a percentage of aggregate product sales, were 65% in the third quarter of fiscal 2018 compared with 77% in the third quarter of fiscal 2017.  Domestic sales year-over-year decreased $6,160, or 35%.  International sales increased $787, or 15%, in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017.  Sales in the three months ended December 31, 2017 were 31% to the refining industry, 24% to the chemical and petrochemical industries, 10% to the power industry, including the nuclear market, and 35% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended December 31, 2016 were 28% to the refining industry, 19% to the chemical and petrochemical industries, 19% to the power industry, including the nuclear market, and 34% to other commercial and industrial applications, including the U.S. Navy.  Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first nine months of fiscal 2018 were $55,356, a decrease of $10,789, or 16% compared with sales of $66,145 for the first nine months of fiscal 2017.  The decrease in fiscal 2018 year-to-date sales was due to weaker domestic sales.  Our domestic sales, as a percentage of aggregate product sales, were 67% in the first nine months of fiscal 2018 compared with 74% in the same period in fiscal 2017.  Domestic sales decreased $11,900, or 24%, while international sales increased by $1,111, or 7%.  International sales accounted for 33% and 26% of total sales for the first nine months of fiscal 2018 and fiscal 2017, respectively.  Sales in the first nine months of fiscal 2018 were 25% to the refining industry, 30% to the chemical and petrochemical industries, 14% to the power industry, including the nuclear market, and 31% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first nine months of fiscal 2017 were 31% to the refining industry, 22% to the chemical and petrochemical industries, 23% to the power industry, including the nuclear market, and 24% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the third quarter of fiscal 2018 was 21% compared with 28% for the third quarter of fiscal 2017.  Gross profit for the third quarter of fiscal 2018 decreased 43% compared with fiscal 2017, to $3,585 from $6,301.  Gross profit was impacted by lower sales and margins were impacted by a weaker mix of projects and less cost absorption.

Our gross profit margin for the first nine months of fiscal 2018 was 22% compared with 23% for the first nine months of fiscal 2017.  Gross profit for the first nine months of fiscal 2018 decreased 20% compared with fiscal 2017, to $12,281 from $15,422.  The decrease in gross profit was due to lower volume.

SG&A expenses as a percent of sales for the three and nine-month periods ended December 31, 2017 were 24% and 21%, respectively.  SG&A expenses in the third quarter of fiscal 2018 were $4,066, an increase of $262, or 7%, compared with the third quarter of fiscal 2017 SG&A expenses of $3,804, due to bad debts in the commercial nuclear power market.  Excluding the commercial nuclear power market bad debts, SG&A expenses were $3,832, or 22% of sales in the third quarter of fiscal 2018.  SG&A expenses in the first nine months of fiscal 2018 were $11,447, an increase of $810, or 8%, compared with the first nine months of fiscal 2017 SG&A expenses of $10,637.  This increase was principally related to the benefit of insurance proceeds of $759 received in the prior year and the $234 bad debt in the commercial nuclear power market in the current three-month period, as described below.  Excluding these two items, SG&A expenses were $183, or 2%, lower.

During the third quarter of fiscal 2018, we performed our annual goodwill and intangible asset impairment review.  We estimated the fair value of intangible assets and goodwill of our commercial nuclear power business related to the December 2010 acquisition of Energy Steel & Supply Co. (“Energy Steel”).  The impairment review indicated that the fair value of the permits, tradename and goodwill of the business were substantially lower than the carrying value due to reduced investment from the U.S. nuclear power market, the strength of the Energy Steel brand relative to larger more vertically integrated suppliers, and the bankruptcy of Westinghouse which resulted in the stoppage of work at the Summer, SC nuclear facility.  As a result, in the third quarter of fiscal 2018 we recorded impairment losses of $8,600, $500, and $5,716 for permits, tradename and goodwill, respectively.  The total impairment charge was $14,816 before taxes and $12,852 after taxes.  Additionally, we incurred a $46 revenue reversal, and a $234 bad debt charge, related to the bankruptcy of Westinghouse and the stoppage of work at the Summer, SC nuclear facility.  The total before and after tax cost of these two charges was $280 and $208, respectively.  Additionally, we recognized a gain of $1,416 related to the revaluation of deferred tax liabilities, which were impacted by the reduction in federal income tax rates from the Tax Act.  The deferred tax gain of $1,438 included $2,034 for adjusting the rates on the deferred tax liability of the Energy Steel acquisition offset by a charge of $596 for other tax items.

Prior to the third quarter, in the first half of fiscal 2018, we incurred a pre-tax restructuring charge of $316 ($224 after tax) for severance costs related to certain headcount reductions.  In the first half of fiscal 2017, we incurred a pre-tax restructuring charge of fiscal 2017 was $630 ($441 after tax) related to certain headcount reductions.  The reduction in headcount in the first half of fiscal 2018 was approximately 6% of our global workforce.  The annual savings from these reductions is expected to be $1,500.  Approximately half of the savings should be realized in fiscal 2018.

Interest income for the three and nine-month periods ended December 31, 2017 was $142 and $455, respectively, compared with $100 and $272, respectively, for the same periods ended December 31, 2016.  Interest expense for the three and nine-month periods ended December 31, 2017 was $3 and $8, respectively, compared with $3 and $7, respectively, for the same periods ended December 31, 2016.

The reduction in the year-to-date effective tax rate from 28% in the second quarter to 23% in the third quarter as well as in the first nine months of fiscal 2018 was due primarily to adjustments related to the Tax Act.  The effective tax rates for the comparable three and nine month periods of fiscal 2017 were 29% and 27%, respectively.

Net (loss) income and (loss) income per diluted share for the third quarter of fiscal 2018 were ($11,622) and ($1.19), compared with $1,840 and $0.19, respectively, for the third quarter of fiscal 2017.  Excluding impairment and other related charges for our commercial nuclear business as well as the gain from implementation of the Tax Act, net income and income per diluted share for the third quarter of fiscal 2018 were ($1) and $0.00, respectively, and were $1,840 and $0.19 in the third quarter of fiscal 2017.  Net (loss) income and (loss) income per diluted share for the first nine months of fiscal 2018 were ($10,677) and ($1.09), respectively, compared with net income of $3,222 and income per diluted share of $0.33 for the first nine months of fiscal 2017.  Excluding the items noted above as well as restructuring charges in each year, net income and income per diluted share for the first nine months of fiscal 2018 were $1,168 and $0.12, respectively, and were $3,663 and $0.38 in the first nine months of fiscal 2017.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	December 31,	March 31,
	2017	2017
Cash and investments	$74,182	$73,474
Working capital	78,369	78,688
Working capital ratio(1)	3.3	3.5
Working capital excluding cash and investments	4,187	5,214

(1)	Working capital ratio equals current assets divided by current liabilities.

Net cash generated by operating activities for the first nine months of fiscal 2018 was $3,874, compared with $10,707 for the first nine months of fiscal 2017.  The decrease in cash generation year over year was attributable to lower earnings, an increase in accounts receivable, an increase in income taxes receivable and a smaller decrease in inventories, partly offset by higher unbilled revenue.

Dividend payments and capital expenditures in the first nine months of fiscal 2018 were $2,638 and $543, respectively, compared with $2,616 and $241, respectively, for the first nine months of fiscal 2017.

Capital expenditures for fiscal 2018 are expected to be between approximately $1,500 and $2,500.  We have a capital project for approximately $1,500 which will be completed in the next few months, however, it is not clear whether the payments will occur in this fiscal year or early in next fiscal year.  Approximately 80% of our fiscal 2018 capital expenditures are expected to be for productivity-enhancing machinery and equipment, with the remaining amounts expected to be used for information technology upgrades and other items.

Cash and investments were $74,182 on December 31, 2017 compared with $73,474 on March 31, 2017, up $708.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on December 31, 2017 and March 31, 2017 were $7,401 and $8,372, respectively.  The outstanding letters of credit as of December 31, 2017 were issued by JP Morgan Chase, HSBC, as well as Bank of America (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at December 31, 2017 and March 31, 2017.  The borrowing rate under our JP Morgan Chase facility as of December 31, 2017 was the bank’s prime rate, or 4.50%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,168 and $25,761 at December 31, 2017 and March 31, 2017, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended December 31, 2017 were $40,528 compared with $17,699 for the same period in the prior year, an increase of 129%.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 47% of total orders, or $19,144, and international orders were 53% of total orders, or $21,384, in the current quarter compared with the third quarter of fiscal 2017, when domestic orders were 59%, or $10,396, of total orders, and international orders were 41%, or $7,303, of total orders.  Over 80% of the international orders in the third quarter of fiscal 2018 were from Canada.

During the first nine months of fiscal 2018, orders were $68,679, compared with $57,123 for the same period of fiscal 2017, an increase of $11,556, or 20%.  For the first nine months of fiscal 2018, refining orders increased by $19,121, power orders increased $812, chemical and petrochemical decreased by $6,167 and other commercial and industrial applications, including the U.S. Navy, decreased by $2,210.  See “Current Market Conditions” above for additional information.

Backlog was $96,246 at December 31, 2017, compared with $72,981 at September 30, 2017, a 32% increase.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 55% to 60% of orders currently in our backlog are expected to be converted to sales within one year, 5% to 10% are expected to ship between 12 and 24 months, and 25% to 35% beyond two years.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At December 31, 2017, 35% of our backlog was attributable to equipment for refinery project work, 4% for chemical and petrochemical projects, 6% for power projects, including nuclear, 51% for U.S. Navy projects and 4% for other industrial applications.  At December 31, 2016, 17% of our backlog was attributed to equipment for refinery project work, 14% for chemical and petrochemical projects, 9% for power projects, 57% for U.S. Navy projects and 3% for other industrial applications.  At December 31, 2017, we had no projects on hold.

Strategy and Outlook

Prolonged weakness in the global energy markets has continued to negatively impact our business in fiscal 2018.  Our oil refining and chemical market customer spending has started to improve compared with last year, but this will have no effect on our fiscal 2018 sales.  We anticipate that the nuclear power market will continue to be weak and unpredictable during the next few years, and this determination led to the impairment of our goodwill and intangible assets which we recognized in the third quarter.

Despite the current downturn, we continue to believe in the long-term potential of the energy markets we serve.  We intend to expand our participation and market share.  We believe this anticipated long-term strength will support our strategy to significantly grow our business when the energy markets begin to recover.  We have invested in capacity to serve our commercial, refining and chemical/petrochemical customers, as well as to expand the work we do for the U.S. Navy.   In addition to these organic growth

opportunities, we continue to look for acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on growing our business, reducing earnings volatility, and further diversifying our business and product lines.

The prolonged contraction in the energy markets we serve continues to cause near-term uncertainty, affecting our outlook for fiscal 2018.  We expect revenue in fiscal 2018 to be approximately $75,000.

We expect gross profit margin in fiscal 2018 to be in the 21% to 22% range.  We are experiencing the impact of lower pricing from orders received over the past year and the under-utilization of our production facilities in fiscal 2018. We believe that production overhead absorption will be weak, which we expect in turn will put continued pressure on gross profit margins in our fourth quarter.

SG&A during fiscal 2018 is expected to be between $15,000 and $15,500.  Our effective tax rate during fiscal 2018, excluding the tax effect of the impairment loss and the one-time impact of the new Tax Act recorded in the third quarter, is expected to be between 24% and 26%, which we have lowered due to the reduced federal corporate income tax rate.  Fiscal 2018 will benefit from the fiscal fourth quarter being taxed at a lower rate.

We continue to expect operating cash flow in fiscal 2018 will be lower than fiscal 2017.  Fiscal 2017 cash flow benefited from the build-up of customer deposits.

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

As of December 31, 2017, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2017 or March 31, 2017, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three months and nine months ended December 31, 2017 were 35% and 33%, respectively, of total sales compared with 23% and 26%, respectively, for the same periods of fiscal 2017.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and nine months of each of fiscal 2018 and fiscal 2017, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In each of the first three and nine months of fiscal 2018, our purchases in foreign currencies represented 1% of cost of products sold.  In the first three and nine months of 2017, our purchases in foreign currencies represented 2% and 3% of cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2017 and March 31, 2017, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions.  Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices.  In market downturns, we typically experience depressed price levels.  Moreover, the cost of metals and other materials used in our products have experienced significant volatility.  Such factors, in addition to the global effects of the ongoing volatility and disruption of the capital and credit markets, have resulted in downward demand and pricing pressure on our products.

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At December 31, 2017, we had no projects on hold.

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

DECEMBER 31, 2017

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

Date:  February 2, 2018