Form 10-K
period 2018-03-31
GRAHAM CORP
filed 2018-06-04
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $197,782,953.  The market value calculation was determined using the closing price of the registrant’s common stock on September 30, 2017, as reported on the NYSE (the exchange on which the registrant’s common stock is listed).  For purposes of the foregoing calculation only, all directors, officers and the Employee Stock Ownership Plan of the registrant have been deemed affiliates.

As of May 23, 2018, the registrant had outstanding 9,771,705 shares of common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed in connection with the registrant's 2018 Annual Meeting of Stockholders to be held on August 9, 2018, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2018

Note:

Portions of the registrant's definitive Proxy Statement, to be issued in connection with the registrant's 2018 Annual Meeting of Stockholders to be held on August 9, 2018, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business

Graham Corporation ("we," "us," "our") is a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries.  Our energy markets include oil refining, cogeneration, nuclear and alternative power.  For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy.  For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities. Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible customer service and high-quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  We are also a leading nuclear code accredited fabrication and specialty machining company.  We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

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

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936.  As of March 31, 2018, we had 304 employees.  Our stock is traded on the NYSE under the ticker symbol "GHM".

Unless indicated otherwise, dollar figures in this Annual Report on Form 10-K are reported in thousands.

Our Products, Customers and Markets

Our products are used in a wide range of industrial process applications, primarily in energy markets, including:

•	Petroleum Refining
—	conventional oil refining
—	oil sands extraction and upgrading
•	Defense
—	propulsion systems for nuclear-powered aircraft carriers and submarines
•	Chemical and Petrochemical Processing
—	ethylene, methanol and nitrogen producing plants
—	fertilizer plants
—	plastics, resins and fibers plants
—	downstream petrochemical plants
—	coal-to-chemicals plants
—	gas-to-liquids plants

•Power Generation /Alternative Energy

—	nuclear power generation
—	biomass plants
—	cogeneration power plants
—	geothermal power plants
—	ethanol plants
—	fossil fuel plants

•Other

—	oleo chemical plants
—	air conditioning and water heating systems
—	food processing plants
—	pharmaceutical plants
—	liquefied natural gas production facilities

Our principal customers include end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and the original equipment manufacturers who combine our products with their equipment prior to its sale to end users.

Our products are sold by a team of sales engineers we employ directly as well as by independent sales representatives located worldwide.  There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business.  No single customer accounted for greater than 10% of our business in 2018.  However, if this occurs in multiple years, it is usually not the same customer or project over such a multi-year period.

Due to our diversification efforts, our business that supports the U.S. Navy and commercial nuclear market has increased, resulting in greater domestic sales.  Over a business cycle, our domestic sales will generally range between 50% and 75% of total sales.  The mix of domestic and international sales can vary from year to year.

A breakdown of our net sales by geographic area and product class for our fiscal years ended March 31, 2018, 2017 and 2016, which we refer to as "fiscal 2018," "fiscal 2017" and "fiscal 2016", respectively, is contained in Note 13 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and such breakdown is incorporated into this Item 1 by reference. Our backlog at March 31, 2018 was $117,946 compared with $82,590 at March 31, 2017.

Our Strengths

Our core strengths include:

•

We have a value-enhancing sales and development platform. We believe our customer-facing platform of sales, project estimating and application engineering are competitive advantages.  We have tools and capabilities to iterate quickly and comprehensively as customers evaluate how best to integrate our equipment into their facilities.  We find that our early and deep involvement adds significant value to the process and is an important competitive differentiator in the long sales cycle industries we serve.  We believe customers need our engineering and fabrication expertise early in the project life cycle to understand how best to specify our equipment.

•

We are renowned for our strong capabilities to handle complex, custom orders.  The orders we receive are extremely complex and the order management platforms in our businesses provide a second competitive differentiator for our company.  Typically there is intense interaction between our project management teams and the end user or its engineering firm as product design and quality requirements are finalized after an order is placed.  We have built strong capabilities which we believe allows us to successfully execute high quality, engineered-to-order and build-to-spec process-critical equipment.  In our markets, order administration, risk management, cost containment, quality and engineering documentation are as important as the equipment itself.  The supplier selection process begins with assessing whether a supplier can manage all aspects of an order.

•

We maintain a responsive, flexible production environment.  We believe the operations platform in our businesses is adept at handling low volume, high mix orders that are highly customized fabrications.  We also believe that our production environment is much different from a highly engineered standard products business.  While certain equipment in a product group may look similar, there are often subtle differences which are required to deliver the desired specification.  Also, during production it is not uncommon for customer-driven engineering changes to occur that alter the configuration of what had been initially released into production.  The markets that we serve demand this flexible operating model.

•

We provide robust after-the-sale technical support.  Our engineering and service personnel go to customer sites to audit the performance of our equipment, provide operator training and troubleshoot performance issues.  Technical service after a sale is important to our customer as we believe their focus is always on leveraging our equipment to maximize its capabilities.

•	We have a highly trained workforce. We maintain a long-tenured, highly skilled and extremely flexible workforce.

•

We have a strong balance sheet. We maintain significant cash and investments on hand, and no bank debt, which we believe provides us with the flexibility to pursue our business strategy, including growth by acquisition.

•

We have a high-quality credit facility.  Our credit facilities provide us with a $30,000 borrowing capacity that is expandable at our option to provide us with up to a total of $55,000 in borrowing capacity.

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

•Provide an acceptable return to our shareholders.

To accomplish our objectives and maintain strategic focus, we believe that we must:

•

Successfully deploy our corporate assets to expand our market share in the industries we currently serve, access and develop a stronger presence in industries where we do not have a historically strong presence, and pursue acquisitions, partnerships and/or other business combinations in order to enter new geographic or industrial markets, new product lines or expand our coverage in existing markets.

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

•

Expand our market presence in the U.S. Navy's Nuclear Propulsion Program.  We will continue to demonstrate our proficiency by successfully executing the complex Nuclear Propulsion Program orders that are currently in our backlog by controlling both cost and risk, providing high-quality custom fabrication to exacting military quality control requirements and through disciplined project management. We intend to continue to be a preferred supplier of equipment to the U.S. Navy’s Nuclear Propulsion Program for both surface and submarine vessels.

•

Expand our market penetration in the domestic and international nuclear power industry.  We also intend to identify additional domestic and international opportunities to serve the commercial nuclear power industry.

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

In order to effectively implement our strategy, we also believe that we must continually invest in and leverage our unique customer value enhancing differentiators, including:

•	Invest in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.

•	Enhance our engineering capacity and capability, especially in connection with product design, in order to more quickly respond to existing and future customer demands.
•	Invest in our manufacturing operations to improve productivity where needed and identify out-sourced capacity to complement our growth strategies.
•	Accelerate our ability to quickly and efficiently bid on available projects through our ongoing implementation of front-end bid automation and design processes.
•	Invest in resources to further serve the U.S. Navy in our core competency areas of engineering and manufacturing, where our commercial capabilities meet U.S. Navy requirements.
•	Expand our capabilities and increase our penetration of the existing sales channel and customer base in the nuclear market.
•	Implement and expand upon our operational efficiencies through ongoing refinement of our flexible manufacturing flow model as well as achievement of other cost efficiencies.
•	Focus on improving quality to eliminate errors and rework, thereby reducing lead time and enhancing productivity.
•	Develop a cross-trained, flexible workforce able to adjust to variable product demands by our customers.

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

Working Capital Practices

Our business does not require us to carry significant amounts of inventory or materials beyond what is needed for work in process.  We negotiate progress payments from our customers on our large projects to finance costs incurred.  We do not provide rights to return goods, or payment terms to customers that we consider to be extended in the context of the industries we serve.  However, we do provide for warranty claims.

Environmental Matters

We believe that we are in material compliance with applicable existing environmental laws and regulations.  We do not anticipate that our compliance with federal, state and local laws regulating the discharge of material in the environment or otherwise pertaining to the protection of the environment will have a material adverse affect upon our capital expenditures, earnings or competitive position.

Seasonality

No material part of our business is seasonal in nature.  However, our business is highly cyclical in nature as it depends on the willingness of our customers to invest in major capital projects.

Research and Development Activities

During fiscal 2018, fiscal 2017 and fiscal 2016, we spent $3,211, $3,863 and $3,746, respectively, on research and development activities related both to new products and services and the ongoing improvement of existing products and services.

Information Regarding International Sales

The sale of our products outside the U.S. accounted for a significant portion of our total revenue during our last three fiscal years.  Approximately 33%, 25% and 37% of our revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, resulted from foreign sales.  Sales in Asia constituted approximately 13%, 8% and 10% of our revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  Sales in the Middle East constituted approximately 5%, 3% and 12% of our revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  Our foreign sales and operations are subject to numerous risks, as discussed under the heading "Risk Factors" in Item 1A of Part I and elsewhere in this Annual Report on Form 10-K.

Employees

As of March 31, 2018, we had 304 employees.  We believe that our relationship with our employees is good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended.  Therefore, we file current reports, periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC").  The SEC maintains a website (located at www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.  Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549.  Information regarding the SEC's Public Reference Room can be obtained by calling 1-800-SEC-0330.

We maintain a website located at www.graham-mfg.com. On our website, we provide a link to the SEC's website that contains the reports, proxy statements and other information we file electronically.  We do not provide this information on our website because it is more cost effective for us to provide a link to the SEC's website.  Copies of all documents we file with the SEC are available free of charge in print for any stockholder who makes a request.  Such requests should be made to our Corporate Secretary at our corporate headquarters.  The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Risks related to our business

The markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the prices of crude oil and natural gas as well as on the differential between the two prices.  As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries, or to firms that design and construct facilities for these industries.  These industries are highly cyclical and have historically experienced severe downturns.  We have been in such a downturn, which was sudden when it started and has begun to show signs of an initial recovery.  The prices of crude oil and natural gas have historically been very volatile, as evidenced by the extreme volatility in oil prices over the past few years.  This volatility caused a steep decline in orders from the energy markets during the three-year period ending September 2017.  The increased supply and reduction in price of natural gas in North America has also caused a significant change in the global energy markets in the past few years.  During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse affect on our business and results of operations.  Despite the near-term recent volatility, we believe that over the long-term, demand for our products will expand in the petrochemical, petroleum refining and power generating industries, however, the current volatility in oil prices confirms that cyclical downturns will occur periodically.  A sustained deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.  As we have seen in the past few years, a cyclical downturn can occur suddenly and result in extremely different financial performance sequentially from quarter to quarter or on an annual comparative basis due to an inability to rapidly adjust costs.

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

A change in the structure of our markets; the relationships between engineering and procurement companies, original equipment suppliers, others in the supply chain and any of their relationships with the end users could harm our business and negatively impact our financial results.

There are strong and long-standing relationships throughout the supply chain between the many parties involved in serving the end user of our products.  A change in the landscape between engineering and procurement companies, original equipment suppliers, others in the supply chain and/or with the end users could have a material adverse affect on our business and results of operations.  These changes might occur through acquisitions or other business partnership and could have a material impact on our business and negatively impact our financial results.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 41%, 38% and 30% of consolidated net sales in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

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

For fiscal 2018, 33% of our revenue was from customers located outside of the U.S.  Moreover, we maintain a subsidiary and a sales office in China.  We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future.  We intend to continue to expand our international operations to the extent that suitable opportunities become available.  Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;
•	political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East and/or portions of the former Soviet Union;
•	political relationships between the U.S. and certain countries and regions;
•	differences in foreign laws, including difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;
•	credit risks;
•	currency fluctuations;
•	tariff and tax increases;
•	export and import restrictions and restrictive regulations of foreign governments;
•	shipping products during times of crisis or wars;
•	our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; or
•	other factors inherent in maintaining foreign operations.

The impact of potential changes in customs and trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely affect our financial performance.

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. We engage in sales outside of the United States. If custom duties are implemented or increased, it also may cause the trading partners of the United States to take actions with respect to U.S. imports in their respective countries. Any potential changes in trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely affect our financial performance.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse affect on our results of operations.

On December 22, 2017, U.S. President Donald Trump signed into law the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. The one-time transition tax is based on the total post-1986 earnings and profits of our foreign subsidiary that was previously deferred from U.S. income taxes. We continue to analyze the impact the Tax Act may have on our business including the impact of the total post-1986 foreign earnings and profits for our foreign subsidiary. Notwithstanding the reduction in the U.S. federal corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, guidance is still forthcoming, and no assurance can be made that future guidance will not adversely affect our business, financial condition, or operating results.

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

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions.  These restrictions may affect our customers’ abilities and willingness to invest in new facilities or to re-invest in current operations.  These requirements could impact the cost of our customers’ products, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward lower-carbon sources.  Any of the foregoing could adversely impact the demand for our products, which in turn could have an adverse affect on our business and results of operations.

The operations of our Chinese subsidiary may be adversely affected by China’s evolving economic, political and social conditions.

We conduct our business in China primarily through our wholly-owned Chinese subsidiary.  The results of operations and future prospects of our Chinese subsidiary may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation.  In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users.  Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as us, are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or operations of our interests in China and have a material adverse affect on our business and results of operations.

Intellectual property rights are difficult to enforce in China, which could harm our business.

Chinese commercial law is relatively undeveloped compared with the commercial law in many of our other major markets and limited protection of intellectual property is available in China as a practical matter.  Although we take precautions in the operations of our Chinese subsidiary to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business.  We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could have a material adverse affect on our business and results of operations.

Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiary.

Our Chinese subsidiary is subject to laws and regulations applicable to foreign investment in China.  There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China.  The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value.  Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform.  Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas.  Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic.  For the preceding reasons, it may be difficult for us to obtain timely or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse affect on our business and results of operations.

Changes in U.S. and foreign energy policy regulations could adversely affect our business.

Energy policy in the U.S. and in the other countries where we sell our products is evolving rapidly and we anticipate that energy policy will continue to be an important legislative priority in the jurisdictions where we sell our products. It is difficult, if not impossible, to predict the changes in energy policy that could occur, as they may be related to changes in political administration, public policy or other factors. The elimination of, or a change in, any of the current rules and regulations in any of our markets could create a regulatory environment that makes our end users less likely to purchase our products, which could have a material adverse affect on our business.  Government subsidies or taxes, which favor or disfavor certain energy sources compared with others, could have a material adverse affect on our business and operating results.

Efforts to reduce large U.S. federal budget deficits could result in government cutbacks or shifts in focus in defense spending or in reduced incentives to pursue alternative energy projects, resulting in reduced demand for our products, which could harm our business and results of operations.

Our business strategy calls for us to continue to pursue defense-related projects as well as projects for end users in the alternative energy markets in the U.S.  In recent years, the U.S. federal government has incurred large budget deficits. In the event that U.S. federal government defense spending is reduced or alternative energy related incentives are reduced or eliminated in an effort to reduce federal budget deficits, projects related to defense or alternative energy may become less plentiful. The impact of such reductions could have a material adverse affect on our business and results of operations, as well as our growth opportunities.

U.S. Navy orders are subject to annual government funding.  A disruption in funding could adversely impact our business.

One of our growth strategies is to increase our penetration of U.S. Navy-related opportunities.  Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders.  The time between the awarding of an order to complete shipment can take three to seven years.  Annual government funding is required to continue the production of this equipment.  Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders.  Since this business is expected to increase as a percentage of our overall business, such a disruption, should it occur, could adversely impact the sales and profitability of our business.

Changes in the competitive environment for U.S. Navy procurement could adversely impact our ability to grow this portion of our business.

Over the past few years, we have expanded our business and the opportunities where we bid related to U.S. Navy projects.  This has increased our market share and caused an adverse share position for some of our competitors for these products.  Competitor response to our market penetration is possible.  Our customers may also raise concerns about their supplier concentration issues and the risk exposure related to this concentration.  As the U.S. Navy is looking to expand its fleet, there is also a risk that their facilities, their supply chain or our supply chain for raw materials, may not be able to support this expansion.  This could adversely impact our ability to grow this portion of our business.

Contract liabilities for large U.S. Navy contracts may be beyond our normal insurance coverage and a claim could have an adverse impact on our financial results.

We are diligent at managing ongoing risks related to projects and the requirements of our customers.  Our history at managing risk provides significant evidence that our exposure and risk is minimal.  In addition, we secure business insurance coverage to minimize the impact of a major failure or liability related to our customers.  Due to certain U.S. government procurement policies, we may take on the risk of a liability for large U.S. Navy projects in excess of our insurance coverage and at a level which is higher than our commercial projects.  A claim related to one of these projects could have an adverse impact on our financial results.

New technology used by the ships for the U.S. Navy may delay projects and may impact our ability to grow this portion of our business.

Certain U.S. Navy vessels are implementing new technologies, unrelated to any of the equipment that we provide.  If there is a complication or delay to any ship caused by this new technology, it may delay the procurement and fabrication of future vessels, which could have a negative impact on our business.

Political and regulatory developments could continue to make the utilization and growth of nuclear power as an energy source less desirable in the geographic markets we serve, which would harm our business and results of operations.

A global event, such as a major earthquake or terrorist activity, may impact the desirability of operating existing nuclear power plants or building new or replacement nuclear plants facilities. Should public opinion or political pressure result in the continued closing of existing nuclear facilities or otherwise result in the continued erosion of the nuclear power industry, especially within the U.S., the business, results of operations and growth prospects in the nuclear market could be materially adversely impacted.

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

Near-term income statement impact from competitive contracts could adversely affect our operating results.

During weaker market periods, we may choose to be more aggressive in pricing certain competitive projects to protect or gain market share or to increase the utilization of our facilities.  In these situations, it is possible that an incrementally profitable order, while increasing contribution, may be unprofitable from an accounting perspective when including fixed manufacturing costs.  In these situations, we are required to recognize the financial loss at the time of order acceptance, or as soon as our cost estimates are updated, whichever occurs first.  It is possible we may accumulate losses either on a large project or more than one project such that, in a short time period, for example, a reporting quarter, these losses may have a meaningful impact on the earnings of the period.

Our operating results could be adversely affected by customer contract cancellations and delays.

The value of our backlog as of March 31, 2018 was $117,946.  Our backlog can be significantly affected by the timing of large orders.  The amount of our backlog at March 31, 2018 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders.  This generally occurs more often in times of end market or capital market turmoil.  As evidence of this, we had orders totaling $24,361 cancelled during the downturn between fiscal 2015 through fiscal 2017, but have had no cancellations in fiscal 2018.  We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Our current backlog contains a number of large orders from the U.S. Navy.  In addition, we are continuing to pursue business in these end markets which offer large multi-year projects which have an added risk profile beyond that of our historic customer base.  A delay, long-term extension or cancellation of any of these projects could have a material adverse affect on our business and results of operations.

An extended downturn could adversely impact the financial stability of our customers and increase the risk of uncollectable accounts receivables.

Our customers participate in cyclical markets, such as petroleum refining, petrochemical and nuclear energy.  The financial strength of our customers can be impacted by a severe or lengthy downturn in these markets.  This could lead to additional risk in our ability to collect outstanding accounts receivables.  We attempt to mitigate this risk with the utilization of progress payments for many projects, but certain industries, end markets and geographies are not as willing to make progress payments. Certain projects require a small portion of the total payments to be held until the customer’s facility is fully operational, which can be in excess of one year beyond our delivery of equipment to them.  This additional time may add risk to our ability to collect on the outstanding accounts receivables.

Our exposure to fixed-price contracts and the timely completion of such contracts could negatively impact our results of operations.

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, estimating errors, cost overruns, supplier failures and customer disputes. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability may decrease or losses may be incurred which, in turn, could have a material adverse affect on our business and results of operations.  For our U.S. Navy projects, these fixed priced contracts have order to shipment periods which can exceed five years.  This additional time-based risk, which we believe is manageable, nevertheless increases the likelihood of cost fluctuation, which could have a material adverse affect on our business and results of operation.

Given our size and specialization of our business, if we lose any member of our management team and we experience difficulty in finding a qualified replacement, our business could be harmed.

Competition for qualified management and key technical and sales personnel in our industry is intense.  Moreover, our technology is highly specialized, and it may be difficult to replace the loss of any of our key technical and sales personnel. Many of the companies with which we compete for management and key technical and sales personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live.  If we are not able to retain any of our key management, technical or sales personnel, it could have a material adverse affect on our business and results of operations.

During certain high demand periods, there can be a shortage of skilled production workers, especially those with high-end welding capabilities.  We could experience difficulty hiring or replacing those individuals, which could adversely affect our business.

Our fabrication processes require highly skilled production workers, especially welders.  Welding has not been an educational field that has been popular over the past few decades as manufacturing has moved overseas.  While we have an in-house weld training program, if we are unable to retain, hire or train an adequate number of individuals with high-end welding capability, this could adversely impact our ability to achieve our financial objectives.  In addition, if demand for highly skilled production workers were to significantly outstrip supply, wages for these skilled workers could dramatically increase in our and related industries and that could affect our financial performance.

Our acquisition strategy may not be successful or may increase business risk.

The success of our acquisition strategy will depend, in part, on our ability to identify suitable companies or businesses to purchase and then successfully negotiate and close acquisition transactions.  In addition, our success depends in part on our ability to integrate acquisitions and realize the anticipated benefits from combining the acquisition with our historical business, operations and management.  We cannot provide any assurances that we will be able to complete any acquisitions and then successfully integrate the business and operations of those acquisitions without encountering difficulties, including unanticipated costs, issues or liabilities, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of our management’s attention, failure to integrate information and accounting systems or establish and maintain proper internal control over financial reporting.  Moreover, as part of the integration process, we must incorporate an acquisition’s existing business culture and compensation structure with our existing business.  We also need to utilize key personnel who may be distracted from the core business.  If we are not able to efficiently integrate an acquisition’s business and operations into our organization in a timely and efficient manner, or at all, the anticipated benefits of the acquisition may not be realized, or it may take longer to realize these benefits than we currently expect, either of which could have a material adverse affect on our business or results of operations.

Should a portion of our current intangible assets or intangible assets that we might acquire through future M&A activity be impaired, results of operations could be materially adversely affected.

Our balance sheet currently includes intangible assets, including goodwill and other separately identifiable intangible assets, primarily as a result of our acquisition of Energy Steel which make up 4% of the assets of the company.  The value of our intangible assets may increase further, in the future, if we complete additional acquisitions as part of our overall business strategy. We are required to review our intangible assets for impairment on an annual basis, or more frequently if certain indicators of permanent impairment arise.  Factors that could indicate that our intangible assets are impaired could include, among other things, a decline in our stock price and market capitalization, lower than projected operating results and cash flows, and slower than expected growth rates in our markets. If a portion of our intangible assets becomes impaired as a result of such a review, the impaired portion of such assets would have to be written-off during that period.  Such a write-off could have a material adverse affect on our business and results of operations.

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

Provisions contained in our contracts with customers that attempt to limit our damages may not be enforceable or may fail to protect us from liability for damages and we may not negotiate such contractual limitations of liability in certain circumstances.  Our insurance may not cover all liabilities and our historical experience may not reflect liabilities we may face in the future.  Our risk of liability may increase as we manufacture more complex or larger projects.  We also may not be able to continue to maintain such insurance at a reasonable cost or on reasonable terms, or at all.  Any material liability not covered by provisions in our contracts or by insurance could have a material adverse affect on our business and financial condition.

Furthermore, if a customer suffers damage as a result of an event related to one of our products, even if we are not at fault, they may reduce their business with us. We may also incur significant warranty claims, which are not covered by insurance. In the event a customer ceases doing business with us as a result of a product malfunction or defect, perceived or actual, or if we incur significant warranty costs in the future, there could be a material adverse affect on our business and results of operations.

If third parties infringe upon our intellectual property or if we were to infringe upon the intellectual property of third parties, we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology.  We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality provisions to establish and protect our proprietary rights.  If we fail to successfully enforce our intellectual property rights, our competitive position could suffer.  We may also be required to spend significant resources to monitor and police our intellectual property rights.  Similarly, if we were found to have infringed upon the intellectual property rights of others, our competitive position could suffer.  Furthermore, other companies may develop technologies that are similar or superior to our technologies, duplicate or reverse engineer our technologies or design around our proprietary technologies. Any of the foregoing could have a material adverse affect on our business and results of operations.

In some instances, litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products infringe upon their intellectual property rights.  Any litigation or claims brought by or against us, whether with or without merit, could result in substantial costs to us and divert the attention of our management, which could materially harm our business and results of operations.  In addition, any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property and proprietary rights, subject us to significant liabilities, require us to seek licenses on unfavorable terms, prevent us from manufacturing or selling certain products or require us to redesign certain products, any of which could have a material adverse affect on our business and results of operations.

We are subject to foreign currency fluctuations which may adversely affect our operating results.

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Strength of the U.S. dollar compared with the Euro or Asian currencies may put us in a less competitive position.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates.  In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation.  Any of the foregoing could adversely affect our business and results of operations.  At March 31, 2018, we held no forward foreign currency exchange contracts.

Security threats and other sophisticated computer intrusions could harm our information systems, which in turn could harm our business and financial results.

We utilize information systems and computer technology throughout our business.  We store sensitive data, proprietary information and perform engineering designs and calculations on these systems.  Threats to these systems, and the laws and regulations governing security of data, including personal data, on information systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect information systems and data and complying with new cybersecurity regulations. Information systems are subject to numerous and evolving cybersecurity threats and sophisticated computer crimes, which pose a risk to the stability and security of our information systems, computer technology, and business.  Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information systems and computer technology to sophisticated and targeted measures known as advanced persistent threats. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions and other business risks which could damage our reputation, competitive position and financial results of our operations.  In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business.  If any of the foregoing were to occur, it could have a material adverse affect on our business and results of operations.

We face potential liability from asbestos exposure and similar claims that could result in substantial costs to us as well as divert attention of our management, which could have a material adverse affect on our business and results of operations.

We are a defendant in a number of lawsuits alleging illnesses from exposure to asbestos or asbestos-containing products and seeking unspecified compensatory and punitive damages. We cannot predict with certainty the outcome of these lawsuits or whether we could become subject to any similar, related or additional lawsuits in the future.  In addition, because some of our products are used in systems that handle toxic or hazardous substances, any failure or alleged failure of our products in the future could result in litigation against us.  For example, a claim could be made under various regulations for the adverse consequences of environmental contamination. Any litigation brought against us, whether with or without merit, could result in substantial costs to us as well as divert the attention of our management, which could have a material adverse affect on our business and results of operations.

Many of our large international customers are nationalized or state-owned businesses.  Any failure to comply with the United States Foreign Corrupt Practices Act could adversely impact our competitive position and subject us to penalties and other adverse consequences, which could harm our business and results of operations.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Many foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in certain of the jurisdictions in which we may operate or sell our products.  While we strictly prohibit our employees and agents from engaging in such conduct and have established procedures, controls and training to prevent such conduct from occurring, it is possible that our employees or agents will engage in such conduct and that we might be held responsible. If our employees or other agents are alleged or are found to have engaged in such practices, we could incur significant costs and suffer severe penalties or other consequences that may have a material adverse affect on our business, financial condition and results of operations.

Provisions contained in our certificate of incorporation and bylaws could impair or delay stockholders’ ability to change our management and could discourage takeover transactions that some stockholders might consider to be in their best interests.

Provisions of our certificate of incorporation and bylaws could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our common stock, that our stockholders might consider to be in their best interests.  Such provisions include:

•

We could issue shares of preferred stock with terms adverse to our common stock.  Under our certificate of incorporation, our Board of Directors is authorized to issue shares of preferred stock and to determine the rights, preferences and privileges of such shares without obtaining any further approval from the holders of our common stock.  We could issue shares of preferred stock with voting and conversion rights that adversely affect the voting power of the holders of our common stock, or that have the affect of delaying or preventing a change in control of our company.

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

Our common stock is traded on the NYSE exchange under the symbol "GHM".  As of May 23, 2018, there were 9,771,705 shares of our common stock outstanding that were held by approximately 141 stockholders of record.

The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
Fiscal year 2018
First quarter	$24.03	$19.31
Second quarter	21.25	18.78
Third quarter	22.53	17.97
Fourth quarter	23.25	19.76

Fiscal year 2017
First quarter	$19.92	$17.11
Second quarter	21.09	17.72
Third quarter	24.05	17.19
Fourth quarter	24.99	21.64

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends.  Dividends declared per share by our Board of Directors for each of the four quarters of fiscal 2018 and fiscal 2017 were $.09.  There can be no assurance that we will pay cash dividends in the future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders.  The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1.  As of March 31, 2018 and May 31, 2018 we did not have any funded debt outstanding.  More information regarding our senior credit facility can be found in Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

GRAHAM CORPORATION – FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2018	2017	2016	2015	2014
Operations:
Net sales	$77,534	$91,769	$90,039	$135,169	$102,218
Gross profit	17,330	22,161	23,255	41,804	31,812
Gross profit percentage	22.4%	24.1%	25.8%	30.9%	31.1%
Net (loss) income (1)	(9,844)	5,023	6,131	14,735	10,145
Cash dividends	3,517	3,492	3,296	2,026	1,308

Common stock:

Basic (loss) earnings from continuing operations per share	$(1.01)	$0.52	$0.61	$1.46	$1.01
Diluted (loss) earnings from continuing operations per share	(1.01)	0.52	0.61	1.45	1.00
Stockholders' equity per share	10.58	11.72	11.34	11.50	10.49
Dividends declared per share	0.36	0.36	0.33	0.20	0.13
Market price range of common stock
High	24.03	24.99	25.25	35.35	41.94
Low	17.97	17.11	14.39	20.58	22.36
Average common shares outstanding – diluted	9,764	9,728	9,983	10,143	10,104

Financial data at March 31:

Cash and cash equivalents and investments	$76,479	$73,474	$65,072	$60,271	$61,146
Working capital	78,105	78,688	74,807	80,884	70,678
Capital expenditures	2,051	325	1,153	5,300	5,263
Depreciation	1,986	2,092	2,201	2,079	1,977
Total assets	143,333	151,570	143,131	154,003	140,971
Long-term debt, including capital lease obligations	55	143	157	98	136
Stockholders' equity	103,349	114,110	109,380	116,551	105,908

(1)  Net (loss) income in fiscal 2018 includes a loss from impairment of goodwill and intangible assets of $12,014, which is net of an income tax benefit of $2,802.

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

Graham's global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible service and high-quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  We are also a leading nuclear code accredited fabrication and specialty machining company.  We supply components used inside reactor vessels and outside containment vessels of nuclear power facilities.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

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

Key Results

Key results for our fiscal year ended March 31, 2018, which we refer to as "fiscal 2018" include:

•	Net sales for fiscal 2018 were $77,534, down 16% compared with $91,769 for the fiscal year ended March 31, 2017, which we refer to as “fiscal 2017.”
•

Net (loss) and (loss) per diluted share for fiscal 2018, were ($9,844) and ($1.01), respectively, compared with net income and income per diluted share of $5,023 and $0.52, respectively, for fiscal 2017.  Excluding the impairment and other charges related to our commercial nuclear power business, the impact of the Tax Cuts and Jobs Act ("the Tax Act") change, as well as restructuring charges, net income and income per diluted share for fiscal 2018 were $1,801 and $0.18, respectively.  Net income and income per diluted share for fiscal 2017 were $5,464 and $0.56, excluding the impact of a restructuring charge.

•	Operating cash flow for fiscal 2018 was $8,511, down from $12,389 in fiscal 2017.
•	Net orders received in fiscal 2018 were $112,230, up 70% compared with fiscal 2017, when orders were $66,128.
•	Backlog on March 31, 2018 was a record at $117,946, up 43% from backlog of $82,590 on March 31, 2017.
•

Gross profit and operating margins for fiscal 2018 were 22.4% and (17.3%), respectively, compared with 24.1% and 7.3%, respectively, for fiscal 2017.  Excluding the impairment and other charges related to the commercial nuclear power business, as well as a restructuring charge in each year, the operating margin was 2.5% and 8.0% for fiscal 2018 and fiscal 2017, respectively.

•	In fiscal 2018, $3,517 was returned to shareholders as dividends compared with $3,492 in fiscal 2017.
•	Cash and cash equivalents and short-term investments at March 31, 2018 were $76,479 compared with $73,474 as of March 31, 2017, an increase of $3,005.
•	At March 31, 2018, we had a solid balance sheet that was free of bank debt and which we believe provides us with the financial flexibility to pursue our business and acquisition strategies.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	our ability to affect our growth and acquisition strategy;
•	our ability to maintain or expand nuclear propulsion work for the U.S. Navy;
•	our ability to expand nuclear power work into new markets;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "may," "might," "intend," "interest," "appear," "expect," "suggest," "plan," "predict," "project," "encourage," "potential," "should," "will," and similar expressions.  Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements.  All forward-looking statements included in this Form 10-K are made only as of the date indicated or as of the date of this Form 10-K. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Current Market Conditions

Our global energy and petrochemical markets began to show signs of improvement during the second half of fiscal 2018.  The stabilization and subsequent increases in crude oil prices as well as general global economic improvement have led to increased activity by our customers in the downstream energy sector.  They have begun to spend on upgrading and turnaround maintenance for existing facilities and are beginning to look at new capacity.  While this additional activity is encouraging, it is very recent and we cannot predict the pace at which a recovery will occur.  Capital spending in the nuclear market, for both new capacity and to maintain existing facilities, continues to be weak, reportedly down 25% to 35% compared with four or five years ago, as reported by the Nuclear Energy Institute.

Our long-term view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in capital investment to satisfy increasing global energy demand. These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business based on our strategic actions to increase our market share and to satisfy expected demand. For more information, refer to the heading ''Strategy and Outlook'' within this Item 7 of this Annual Report on Form 10-K.

We believe the long-term outlook in our key markets supports our strategy. In the near term, new order levels are expected to remain volatile, resulting in both relatively strong and weak periods.

The chart below shows the impact of our diversification strategy.   Over 60% of our backlog at the end of fiscal year 2018 is from markets not served by us in the fiscal 2007-2009 time frame.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2018	2017	2016
Net sales	$77,534	$91,769	$90,039
Gross profit	$17,330	$22,161	$23,255
Gross profit margin	22.4%	24.1%	25.8%
SG&A expense (1)	$15,646	$14,858	$16,565
SG&A as a percent of sales	20.2%	16.2%	18.4%
Net (loss) income (2)	$(9,844)	$5,023	$6,131
Diluted (loss) income per share	$(1.01)	$0.52	$0.61
Total assets	$143,333	$151,570	$143,131
Total assets excluding cash, cash equivalents and investments	$66,854	$78,096	$78,059

(1)	Selling, general and administrative expense is referred to as “SG&A”.
(2)	Net (loss) income in fiscal 2018 includes a loss from impairment of goodwill and intangible assets of $12,014, which is net of an income tax benefit of $2,802.

Fiscal 2018 Compared with Fiscal 2017

Sales for fiscal 2018 were $77,534, down 16% as compared with sales of $91,769 for fiscal 2017.  Domestic sales were $51,950 or 67% of total sales, down from $69,166 or 75% of total sales in fiscal 2017.  Domestic sales decreased $17,216, or 25%, compared with fiscal year 2017.  International sales accounted for $25,584, or 33% of total sales, for fiscal 2018, up from $22,603, or 25% of total sales in fiscal 2017.  International sales increased $2,981 or 13%, compared with fiscal 2017.  By market, sales for fiscal 2018 were 28% to the refining industry (up from 26% in fiscal 2017), 27% to the chemical and petrochemical industries (up from 23% in fiscal 2017), 14% to the power markets (down from 22% in fiscal 2017), and 31% to defense and other industrial applications (up from 29% in fiscal 2017).

Our gross margin for fiscal 2018 was 22.4% compared with 24.1% for fiscal 2017.  The reduction in gross margin was primarily due to a large non-repeatable atypical order which converted in the second half of the fiscal year 2017.  Gross profit for fiscal 2018 decreased $4,831, or 22% compared with fiscal 2017 due to lower volume and the fiscal 2017 atypical order noted above.

Selling, general and administrative, or SG&A, expense for fiscal 2018 was $15,646, up 5% or $788, compared with $14,858 in fiscal 2017.  The increase in SG&A expenses was primarily due to the benefit of an insurance settlement of $759 which occurred in fiscal 2017.  SG&A as a percentage of sales in fiscal 2018 was 20.2% of sales compared with 16.2% of sales in fiscal 2017.

During the third quarter of fiscal 2018, we performed our annual goodwill and intangible asset impairment review.  We estimated the fair value of intangible assets and goodwill of our commercial nuclear power business related to the December 2010 acquisition of Energy Steel & Supply Co. (“Energy Steel”).  The impairment review indicated that the fair value of the permits, tradename and goodwill of the business were substantially lower than the carrying value due to reduced investment from the U.S. nuclear power market, the strength of the Energy Steel brand relative to larger more vertically integrated suppliers, and the bankruptcy of Westinghouse Electric Company which resulted in the stoppage of work at the Summer, South Carolina nuclear facility.  As a result, we recorded impairment losses of $8,600, $500, and $5,716 for permits, tradename, and goodwill, respectively.  The total impairment charge was $14,816 before taxes and $12,014 after taxes.  Additionally, we incurred a $46 revenue reversal, and a $234 bad debt charge, related to the bankruptcy of Westinghouse Electric Company and the stoppage of work at the Summer, South Carolina nuclear facility.  The total before and after tax cost of these two charges was $280 and $193, respectively.  Additionally, we recognized a benefit of $786 related to the revaluation of deferred tax liabilities, which were impacted by the reduction in federal income tax rates from the Tax Act.  The deferred tax benefit of $786 included $839 of expense for adjusting the rates on the deferred tax liability of the Energy Steel acquisition offset by a benefit of $1,625 for other tax items.

We also incurred a pre-tax restructuring charge of $316 ($224 after tax) for severance costs related to certain headcount reductions in fiscal 2018.  In fiscal 2017, we incurred a pre-tax restructuring charge of $630 ($441 after tax) related to certain headcount reductions.

Interest income for fiscal 2018 was $606, up from $386 in fiscal 2017, primarily a result of higher interest rates.  Interest expense for fiscal 2018 was $12 compared with $10 in fiscal 2017.

Our effective tax rate in fiscal 2018 was 23%.  Excluding the impact of the impairment losses we incurred from our commercial nuclear business and the impact of the Tax Act, our effective tax rate in fiscal 2018 was 31%.  This compares with an effective tax rate of 29% for fiscal 2017.

Net (loss) and (loss) per diluted share for fiscal 2018, were ($9,844) and ($1.01), respectively, compared with net income and income per diluted share of $5,023 and $0.52, respectively, for fiscal 2017.  Excluding the impairment losses we incurred and other charges related to our commercial nuclear power business, the impact of the Tax Act change, as well as restructuring charges, net income and income per diluted share for fiscal 2018 were $1,801 and $0.18, respectively.  Net income and income per diluted share for fiscal 2017 were $5,464 and $0.56, respectively, excluding the impact of the restructuring charge described above.

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

Our gross margin for fiscal 2017 was 24.1% compared with 25.8% for fiscal 2016.  The reduction in gross margin was primarily due to a very competitive pricing environment for orders received in fiscal 2017 and business mix partially offset by a large atypical order which converted in the second half of fiscal 2017.  Gross profit for fiscal 2017 decreased $1,094, or 5% compared with fiscal 2016 due to the same factors which impacted gross margin.

SG&A expense for fiscal 2017 was $14,858, down 10% or $1,707, compared with $16,565 in fiscal 2016.  The reduction in SG&A expenses was primarily due to lower sales commissions and cost reduction efforts which occurred in fiscal 2017 as well as the benefit of an insurance settlement of $759.  SG&A as a percentage of sales in fiscal 2017 improved to 16.2% of sales compared with 18.4% of sales in fiscal 2016.

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

Net income and income per diluted share for fiscal 2017, were $5,023 and $0.52, respectively, compared with net income and income per diluted share of $6,131 and $0.61, respectively, for fiscal 2016.  Net income and income per diluted share for fiscal 2017 were $5,464 and $0.56, respectively, excluding the impact of a nonrecurring restructuring charge.

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K.  The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2018	March 31, 2017	March 31, 2016
$103,349	$114,110	$109,380

Fiscal 2018 Compared with Fiscal 2017

Stockholders' equity decreased $10,761 or 9%, at March 31, 2018 compared with March 31, 2017.  The decrease was primarily due to the impairment and other charges related to our commercial nuclear power business and the impact of the Tax Act offset partially by earnings.

On March 31, 2018, our net book value per share was $10.58, down from $11.72 at March 31, 2017.

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

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2018	2017
Cash and investments	$76,479	$73,474
Working capital(1)	78,105	78,688
Working capital ratio(2)	3.1	3.5
Working capital excluding cash and investments	1,626	5,214
Working capital excluding cash and investments as a percent of net sales	2.1%	5.7%

(1)  Working capital equals current assets minus current liabilities.

(2)  Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to assess our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2018 was $8,511, compared with $12,389 for fiscal 2017.  The decrease in cash generated was due to lower earnings (net of the non-cash items; impairment losses incurred and Tax Act impacts), cash usage from accounts receivable, inventories, customer deposits and income taxes paid, partially offset by changes in unbilled revenue and accounts payable compared with fiscal 2017.

Capital spending in fiscal 2018 was $2,051, compared with $325 in fiscal 2017.  Capital expenditures in each of fiscal 2018 and fiscal 2017 were approximately 90% for facilities along with machinery and equipment and the remaining 10% for all other items.

Dividend payments were $3,517 in fiscal 2018 compared with $3,492 in fiscal 2017.

Cash and investments were $76,479 at March 31, 2018 compared with $73,474 at March 31, 2017, up $3,005 or 4%.

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

Capital expenditures for the fiscal year ending March 31, 2019 (which we refer to as “fiscal 2019”) are expected to be between approximately $2,000 and $2,500.  Approximately 75%-80% of our fiscal 2019 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on March 31, 2018 and March 31, 2017 were $8,233 and $8,372, respectively.  The outstanding letters of credit as of March 31, 2018 were issued by JP Morgan Chase, HSBC, as well as Bank of America, N.A. (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at March 31, 2018 and March 31, 2017.  The borrowing rate under our JP Morgan Chase facility as of March 31, 2018 was the bank’s prime rate, or 4.75%.  Availability under the JP Morgan Chase and HSBC lines of credit was $24,336 and $25,761 at March 31, 2018 and March 31, 2017, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Contractual Obligations

As of March 31, 2018, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$150	$93	$57	$—	$—
Operating leases(1)	1,264	549	707	8	—
Pension and postretirement benefits(2)	81	81	—	—	—
Accrued compensation	18	18	—	—	—
Accrued pension liability	582	17	—	—	565
Total	$2,095	$758	$764	$8	$565

(1) For additional information, see Note 6 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2) Amounts represent anticipated contributions during fiscal 2018 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees.  On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees.  Benefits payable to retirees of record on April 1, 2003 remained unchanged.  We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated.  No contributions are expected to be made to our defined benefit pension plan for fiscal 2019.

Orders and Backlog

Orders in fiscal 2018 increased 70% to $112,230 from $66,128 in fiscal 2017 (fiscal 2017 orders were net of $6,467 of cancellations).  Orders represent communications received from customers requesting us to supply products and services.  Revenue is recognized on orders received in accordance with our revenue recognition policy described in Note 1 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 69%, or $77,126, and international orders were 31%, or $35,104, of our total net orders in fiscal 2018.  This compared to net domestic orders of $48,927, or 74%, of total net orders, and international orders of $17,201, or 26%, of our total orders in fiscal 2017.   Domestic orders increased by $28,199, or 58% as a result of stronger orders for the U.S. Navy business and increased demand in the refining and petrochemical processing industries.  Net international orders increased by $17,903, or 104%, primarily due to one large refining order.

Backlog was $117,946 at March 31, 2018, up 43% compared with $82,590 at March 31, 2017.  Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized.  All orders in backlog represent orders from our traditional markets in established product lines.  Approximately 55% to 60% of orders currently in our backlog are expected to be converted to sales within one year.  At March 31, 2018, approximately 30% of our backlog was attributed to equipment for refinery project work, 5% for chemical and petrochemical projects, 5% for power, including nuclear energy, 56% for U.S. Navy projects and 4% for other industrial or commercial applications.  At March 31, 2017, approximately 16% of our backlog was attributed to equipment for refinery project work, 12% for chemical and petrochemical projects, 8% for power, including nuclear energy, 61% for U.S. Navy projects and 3% for other industrial or commercial applications.  At March 31, 2018, we had no projects on hold.

Outlook

The energy markets began to see an improvement in capital spending during the second half of fiscal 2018. Orders for customers in the refining market were much stronger in the second half of fiscal 2018 than the previous six quarters.  Orders in the chemical and petrochemical market did not exhibit the same increase as the refining market.  Although orders in the commercial nuclear market improved in the last six months of fiscal 2018, they remain weak.  At March 31, 2018, 56% of our backlog was for the U.S. Navy.  Approximately one quarter of our long-lived U.S. Navy backlog is expected to begin to convert into revenue in fiscal 2019, nevertheless we expect to see significant growth compared with fiscal 2018.  Our pipeline remains active, but somewhat unpredictable on a quarterly basis as our oil refining and chemical market customers continue to be cautious with moving projects forward.

We continue to believe in the long-term strength of the energy and petrochemical markets.  Coupled with our diversification strategy with the U.S. Navy and the power market, we believe this long-term strength will support our strategy to significantly grow our business when the energy and petrochemical markets recover.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

We expect revenue in fiscal 2019 to be approximately $90,000 to $95,000.  We project that approximately 55% to 60% of our March 31, 2018 backlog will convert to sales in fiscal 2019.  We expect the remaining backlog will convert beyond fiscal 2019, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2019 to be in the 24% to 25% range, compared with 22% in fiscal 2018.  SG&A during fiscal 2019 is expected to be between $18,000 and $18,750.  Our effective tax rate during fiscal 2019 is expected to be between 20% and 22%.

We expect that cash flow in fiscal 2019 will continue to be moderate.  We continue to believe that the long-term outlook for the energy and petrochemical markets is good and expect we will have more clarity on the strength of the potential recovery as we work through fiscal 2019.

Contingencies and Commitments

We have been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, our products.  We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims.  The claims are similar to previous asbestos lawsuits that named us as a defendant.  Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work or were settled by us for immaterial amounts.  We cannot provide any assurances that any pending or future matters will be resolved in the same manner as previous lawsuits.

As of March 31, 2018, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits to which we are, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material affect on our results of operations, financial position or cash flows.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements and the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments.  The discount rate assumption for fiscal 2018 was 4.08% for our defined benefit pension plan and 3.23% for our other postretirement benefit plan.  A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2018 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $287 and $0, respectively.

The expected return on plan assets assumption of 8.0% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns.  A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2018 net periodic pension expense by approximately $186.

During fiscal 2018 and fiscal 2017, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2018 and fiscal 2017, the projected benefit obligation decreased $890 and $1,118, respectively, and the plan assets decreased $998 and $1,246, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018 or March 31, 2017, other than operating leases and letters of credit incurred in the ordinary course of business.

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

Foreign Currency

International consolidated sales for fiscal 2018 were 33% of total sales, up from 25% of sales in fiscal 2017.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In fiscal

2017, sales in foreign currencies represented 1% of total sales by us and our subsidiaries.  In each of fiscal 2018 and fiscal 2016, substantially all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In fiscal 2018, fiscal 2017 and fiscal 2016, our purchases in foreign currencies represented 1%, 3% and 1%, respectively, of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in fiscal 2018 or fiscal 2017, and as of March 31, 2018 and 2017, respectively, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions.  Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices.  In extreme market downturns, such as we recently experienced, we typically see depressed price levels.  Moreover, the cost of metals and other materials used in our products have experienced significant volatility.  Such factors, in addition to the global effects of the recent volatility and disruption of the capital and credit markets, have resulted in downward demand and pricing pressure on our products.

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers.  In fiscal 2018, we had no projects cancelled.  In fiscal 2017, we had two projects totaling $6,467, that were cancelled.  At March 31, 2018, we had no projects on hold.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017	2016
	(Amounts in thousands, except per share data)
Net sales	$77,534	$91,769	$90,039
Cost of products sold	60,204	69,608	66,784
Gross profit	17,330	22,161	23,255
Other expenses and income:
Selling, general and administrative	15,410	14,624	16,331
Selling, general and administrative - amortization	236	234	234
Impairment of goodwill and intangible assets	14,816	—	—
Restructuring charge	316	630	—
Other income	—	—	(1,789)
Interest income	(606)	(386)	(261)
Interest expense	12	10	10
Total other expenses and income	30,184	15,112	14,525
(Loss) income before (benefit) provision for income taxes	(12,854)	7,049	8,730
(Benefit) provision for income taxes	(3,010)	2,026	2,599
Net (loss) income	$(9,844)	$5,023	$6,131
Per share data:
Basic:
Net (loss) income	$(1.01)	$0.52	$0.61
Diluted:
Net (loss) income	$(1.01)	$0.52	$0.61
Average common shares outstanding:
Basic	9,764	9,716	9,976
Diluted	9,764	9,728	9,983
Dividends declared per share	$0.36	$0.36	$0.33

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31,
	2018	2017	2016
	(Amounts in thousands)
Net (loss) income	$(9,844)	$5,023	$6,131
Other comprehensive income:
Foreign currency translation adjustment	344	(251)	(150)
Defined benefit pension and other postretirement plans, net of income tax provision (benefit) of $476, $1,364, and $(804), for the years ended March 31, 2018, 2017 and 2016, respectively	1,668	2,493	(1,470)
Total other comprehensive income	2,012	2,242	(1,620)
Total comprehensive (loss) income	$(7,832)	$7,265	$4,511

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$40,456	$39,474
Investments	36,023	34,000
Trade accounts receivable, net of allowances ($339 and $168 at March 31, 2018 and 2017, respectively)	17,026	11,483
Unbilled revenue	8,079	15,842
Inventories	11,566	9,246
Prepaid expenses and other current assets	772	681
Income taxes receivable	1,478	—
Total current assets	115,400	110,726
Property, plant and equipment, net	17,052	17,021
Prepaid pension asset	4,369	2,340
Goodwill	1,222	6,938
Permits	1,700	10,300
Other intangible assets, net	3,388	4,068
Other assets	202	177
Total assets	$143,333	$151,570
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$88	$107
Accounts payable	16,151	10,295
Accrued compensation	4,958	5,189
Accrued expenses and other current liabilities	2,885	3,723
Customer deposits	13,213	12,407
Income taxes payable	—	317
Total current liabilities	37,295	32,038
Capital lease obligations	55	143
Deferred income tax liability	1,427	4,051
Accrued pension liability	565	467
Accrued postretirement benefits	642	761
Total liabilities	39,984	37,460
Commitments and contingencies (Notes 6 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,579 and 10,548 shares issued and 9,772 and 9,740 shares outstanding at March 31, 2018 and 2017, respectively	1,058	1,055
Capital in excess of par value	23,826	23,176
Retained earnings	99,011	110,544
Accumulated other comprehensive loss	(8,250)	(8,434)
Treasury stock (807 and 808 shares at March 31, 2018 and 2017, respectively)	(12,296)	(12,231)
Total stockholders’ equity	103,349	114,110
Total liabilities and stockholders’ equity	$143,333	$151,570

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017	2016
	(Dollar amounts in thousands)
Operating activities:
Net (loss) income	$(9,844)	$5,023	$6,131
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,986	2,092	2,201
Amortization	236	234	234
Amortization of unrecognized prior service cost and actuarial losses	1,050	1,387	1,214
Impairment of goodwill and intangible assets	14,816	—	—
Stock-based compensation expense	577	627	697
Loss on disposal or sale of property, plant and equipment	26	4	4
Deferred income taxes	(3,088)	(884)	(1,522)
(Increase) decrease in operating assets:
Accounts receivable	(5,472)	1,127	4,440
Unbilled revenue	7,866	(3,996)	6,783
Inventories	(2,311)	1,561	3,175
Income taxes receivable/payable	(1,794)	1,977	(1,309)
Prepaid expenses and other current and non-current assets	(176)	(111)	(162)
Prepaid pension asset	(1,009)	(823)	(1,222)
Increase (decrease) in operating liabilities:
Accounts payable	5,757	78	(2,836)
Accrued compensation, accrued expenses and other current and non-current liabilities	(954)	28	(3,178)
Customer deposits	792	4,010	4,227
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	53	55	(126)
Net cash provided by operating activities	8,511	12,389	18,751
Investing activities:
Purchase of property, plant and equipment	(2,051)	(325)	(1,153)
Proceeds from disposal of property, plant and equipment	6	1	3
Purchase of investments	(54,023)	(55,000)	(44,000)
Redemption of investments at maturity	52,000	62,000	36,000
Net cash (used) provided by investing activities	(4,068)	6,676	(9,150)
Financing activities:
Principal repayments on capital lease obligations	(107)	(58)	(59)
Issuance of common stock	—	137	97
Dividends paid	(3,517)	(3,492)	(3,296)
Purchase of treasury stock	(119)	(29)	(9,441)
Excess tax (deficiency) benefit on stock awards	—	(19)	6
Net cash used by financing activities	(3,743)	(3,461)	(12,693)
Effect of exchange rate changes on cash	282	(202)	(107)
Net increase (decrease) in cash and cash equivalents	982	15,402	(3,199)
Cash and cash equivalents at beginning of year	39,474	24,072	27,271
Cash and cash equivalents at end of year	$40,456	$39,474	$24,072

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2018, 2017 and 2016

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2015	10,433	$1,043	$21,398	$106,178	$(9,056)	$(3,012)	$116,551
Comprehensive income				6,131	(1,620)		4,511
Issuance of shares	35	4	93				97
Stock award tax benefit			6				6
Dividends				(3,296)			(3,296)
Recognition of equity-based compensation expense			697				697
Purchase of treasury stock						(9,441)	(9,441)
Issuance of treasury stock			121			134	255
Balance at March 31, 2016	10,468	1,047	22,315	109,013	(10,676)	(12,319)	109,380
Comprehensive income				5,023	2,242		7,265
Issuance of shares	80	8	129				137
Stock award tax benefit			(19)				(19)
Dividends				(3,492)			(3,492)
Recognition of equity-based compensation expense			627				627
Purchase of treasury stock						(29)	(29)
Issuance of treasury stock			124			117	241
Balance at March 31, 2017	10,548	1,055	23,176	110,544	(8,434)	(12,231)	114,110
Comprehensive (loss) income				(9,844)	2,012		(7,832)
Reclassification of stranded tax effects (See Note 1)				1,828	(1,828)		—
Issuance of shares	31	3	(3)				—
Dividends				(3,517)			(3,517)
Recognition of equity-based compensation expense			577				577
Purchase of treasury stock						(119)	(119)
Issuance of treasury stock			76			54	130
Balance at March 31, 2018	10,579	$1,058	$23,826	$99,011	$(8,250)	$(12,296)	$103,349

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2018, 2017 and 2016

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

The Company's fiscal years ended March 31, 2018, 2017 and 2016 are referred to as fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

Receivables billed but not paid under retainage provisions in its customer contracts were $1,124 and $971 at March 31, 2018 and 2017, respectively.

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

Investments

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  The investments are stated at amortized cost which approximates fair value.  All investments held by the Company at March 31, 2018 are scheduled to mature on or before July 18, 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the average cost method.  Unbilled revenue in the Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts accounted for on the percentage-of-completion method.  For contracts accounted for on the percentage-of-completion method, progress payments are netted against unbilled revenue to the extent the payment is less than the unbilled revenue for the applicable contract.  Progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract, and the excess is presented as customer deposits in the Consolidated Balance Sheets.

A summary of costs and estimated earnings on contracts in progress at March 31, 2018 and 2017 is as follows:

	March 31,
	2018	2017
Costs incurred since inception on contracts in progress	$43,806	$44,263
Estimated earnings since inception on contracts in progress	8,123	4,348
	51,929	48,611
Less billings to date	67,172	52,410
Net under (over) billings	$(15,243)	$(3,799)

The above activity is included in the accompanying Consolidated Balance Sheets under the following captions at March 31, 2018 and 2017 or Notes to Consolidated Financial Statements:

	March 31,
	2018	2017
Unbilled revenue	$8,079	$15,842
Progress payments reducing inventory (Note 2)	(10,109)	(7,234)
Customer deposits	(13,213)	(12,407)
Net under (over) billings	$(15,243)	$(3,799)

Property, plant, equipment, depreciation and amortization

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization.  Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight-line method.  Estimated useful lives range from approximately five to eight years for office equipment, eight to 25 years for manufacturing equipment and 40 years for buildings and improvements.  Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Goodwill and intangible assets with indefinite lives are tested annually for impairment as of December 31.  The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts.  If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.  Fair values for reporting units are determined based on discounted cash flows.  Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

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

Research and development

Research and development costs are expensed as incurred.  The Company incurred research and development costs of $3,211, $3,863 and $3,746 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

Stock-based compensation

The Company records compensation costs related to stock-based awards based on the estimated fair value of the award on the grant date.  Compensation cost is recognized in the Company's Consolidated Statements of Operations over the applicable vesting period.  The Company uses the Black-Scholes valuation model as the method for determining the fair value of its stock option awards.  For service and performance based restricted stock awards, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date.  The fair market value of market-based performance restricted stock awards is determined using the Monte Carlo valuation model.  The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest.  The Company estimates the forfeiture rate at the grant date by analyzing historical data and revises the estimates in subsequent periods if the actual forfeiture rate differs from the estimates.

(Loss) income per share data

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period.  Diluted (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period.

A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below:

	Year ended March 31,
	2018	2017	2016
Basic (loss) income per share:
Numerator:
Net (loss) income	$(9,844)	$5,023	$6,131
Denominator:
Weighted common shares outstanding	9,764	9,716	9,976
Basic (loss) income per share	$(1.01)	$0.52	$0.61

Diluted (loss) income per share:
Numerator:
Net (loss) income	$(9,844)	$5,023	$6,131
Denominator:
Weighted average common shares and SEUs outstanding	9,764	9,716	9,976
Stock options outstanding	—	12	7
Weighted average common and potential common shares outstanding	9,764	9,728	9,983
Diluted (loss) income per share	$(1.01)	$0.52	$0.61

None of the options to purchase shares of common stock which totaled 69 were included in the computation of diluted loss per share in fiscal 2018 as the affect would be anti-dilutive due to the net loss in the fiscal year.  There were 11 and 54 options to purchase shares of common stock at various exercise prices in fiscal 2017 and fiscal 2016, respectively, which were not included in the computation of diluted income per share as the affect would be anti-dilutive given their exercise prices.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $12 in fiscal 2018, $10 in fiscal 2017, and $10 in fiscal 2016.  In addition, income taxes paid were $1,916 in fiscal 2018, $951 in fiscal 2017 and $5,423 in fiscal 2016.

In fiscal 2018, fiscal 2017 and fiscal 2016, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $(1,668), $(2,493) and $1,470, respectively.  In fiscal 2018, non-cash activities included the reclassification of $1,828 from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”).  Also, in fiscal 2018, fiscal 2017 and fiscal 2016, non-cash activities included the issuance of treasury stock valued at $130, $241 and $255, respectively, to the Company's Employee Stock Purchase Plan (See Note 11).

At March 31, 2018, 2017 and 2016, there were $0, $4, and $53, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Consolidated Statements of Cash Flows.  In fiscal 2018, fiscal 2017 and fiscal 2016, capital expenditures totaling $0, $95 and $126, respectively, were financed through the issuance of capital leases.

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

The Company will adopt these standards using the modified retrospective approach on April 1, 2018.  The Company developed a project plan, completed the review of its customer contracts and has evaluated the impact of the guidance on its revenue.  The Company believes that the most significant impact of adopting the guidance is the timing of revenue recognition. The Company believes that revenue on the majority of its contracts will continue to be recognized upon shipment while revenue on its larger contracts will be recognized over time as these contracts meet specific criteria established in the new standards.  The Company will utilize an input method based upon direct labor hours incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract, to measure progress towards completion on contracts for which revenue is recognized over time.  On April 1, 2018 the Company will recognize the cumulative effect of initially applying the amended guidance as a decrease of approximately $1,000 to the opening balance of retained earnings, due primarily to a delay in recognizing $5,000 of net sales. The Company does not expect that the ongoing impact to net sales and net income will be material to the Consolidated Statement of Operations, however, the future impact of the amended guidance is dependent upon the mix and nature of specific customer contracts.  Under the existing guidance, progress payments exceeding unbilled revenue are netted against inventory to the extent the payment is less than or equal to the inventory balance relating to the applicable contract and the excess is presented as customer deposits, however, upon adoption of the amended guidance all progress payments exceeding unbilled revenue will be presented as customer deposits.  The Company continues to implement changes to its business processes and controls to support the recognition and disclosure requirements under the new guidance.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company adopted the new guidance in fiscal 2018.  The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet.  This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting guidance.  As a result, the effect of leases on the consolidated statement of comprehensive income and the consolidated statement of cash flows is largely unchanged from previous generally accepted accounting principles.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Earlier application is permitted. The Company believes the adoption of this ASU may have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to its Consolidated Balance Sheet, however, it does not expect the guidance to have a material impact on its Consolidated Statement of Operations or Cash Flows.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting."  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  The Company adopted the new guidance in fiscal 2018.  The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)," which clarifies the presentation and classification of eight specific issues on the cash flow statement.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect the adoption of this ASU will have a material affect on its Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the "Tax Act") between accumulated other comprehensive loss and retained earnings.  The amendments eliminate the stranded tax effects that were created as a result of the reduction of the U.S. federal corporate income tax rate.  This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  The Company elected to early adopt this ASU in fiscal 2018 and as a result reclassified $1,828 from accumulated other comprehensive loss to retained earnings on the Consolidated Balance Sheet.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company's consolidated financial statements.

Note 2 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2018	2017
Raw materials and supplies	$3,095	$3,016
Work in process	17,546	12,573
Finished products	1,034	891
	21,675	16,480
Less – progress payments	10,109	7,234
	$11,566	$9,246

Note 3 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2018	2017
Land	$210	$210
Buildings and leasehold improvements	19,066	18,818
Machinery and equipment	29,579	28,854
Construction in progress	34	18
	48,889	47,900
Less – accumulated depreciation and amortization	31,837	30,879
	$17,052	$17,021

Depreciation expense in fiscal 2018, fiscal 2017 and fiscal 2016 was $1,986, $2,092, and $2,201, respectively.

Note 4 – Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
At March 31, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,312	$—	$1,388

Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

At March 31, 2017
Intangibles subject to amortization:
Customer relationships	$2,700	$1,132	$—	$1,568

Intangibles not subject to amortization:
Permits	$10,300	$—	$—	$10,300
Tradename	2,500	—	—	2,500
	$12,800	$—	$—	$12,800

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible amortization expense was $180 in each of fiscal 2018, fiscal 2017 and fiscal 2016.  As of March 31, 2018, amortization expense is estimated to be $180 in each of the fiscal years ending March 31, 2019, 2020, 2021, 2022 and 2023.

During the third quarter of fiscal 2018, the Company performed its annual goodwill and intangible asset impairment review.  The Company assesses impairment by comparing the fair value of its reporting units and intangible assets to their related carrying value.  The Company estimated the fair value of intangible assets and goodwill of its commercial nuclear power business related to the December 2010 acquisition of Energy Steel using the income approach.  Under the income approach, the fair value of the business is calculated based on the present value of estimated future cash flows.  Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.  The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy.  The impairment review indicated that the fair value of the permits, tradename and goodwill of the business were substantially lower than the carrying value due to reduced investment from the U.S. nuclear power market, the strength of the Energy Steel brand relative to larger more vertically integrated suppliers, and the bankruptcy of Westinghouse Electric Company which resulted in the stoppage of work at the Summer, South Carolina nuclear facility.  As a result, in the third quarter of fiscal 2018 the Company recorded impairment losses of $8,600, $500, and $5,716 for permits, tradename and goodwill, respectively.  Goodwill was $1,222 and $6,938 at March 31, 2018 and 2017, respectively.

Note 5 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2018	2017
Balance at beginning of year	$538	$686
Expense for product warranties	528	106
Product warranty claims paid	(573)	(254)
Balance at end of year	$493	$538

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Note 6 - Leases:

The Company leases equipment and office space under various operating leases.  Lease expense applicable to operating leases was $581, $615 and $677 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2018	2017
Machinery and equipment	$364	$364
Less accumulated amortization	192	119
	$172	$245

Amortization of machinery and equipment under capital leases amounted to $73, $54 and $40 in fiscal 2018, fiscal 2017, and fiscal 2016, respectively, and is included in depreciation expense.

As of March 31, 2018, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2019	$549	$93
2020	424	36
2021	283	21
2022	8	—
2023	—	—
Total minimum lease payments	$1,264	150

Less – amount representing interest		7
Present value of net minimum lease payments		$143

Note 7 - Debt:

Short-Term Debt

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2018 and 2017.

On December 2, 2015, the Company entered into a revolving credit facility agreement with JPMorgan Chase Bank, N.A. that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option at any time up to $50,000.  The agreement has a five-year term.

At the Company's option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank's prime rate; or (ii) a rate equal to LIBOR plus a margin.  The margin is based on the Company's funded debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and may range from 1.75% to 0.95%.  Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.30% and 0.20%, depending on the above ratio.  The bank’s prime rate was 4.75% and 4.00% at March 31, 2018 and 2017, respectively.

Outstanding letters of credit under the agreement are subject to a fee of between 1.20% and 0.70%, depending on the Company's ratio of funded debt to EBITDA.  The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of 0.40% by securing outstanding letters of credit with cash and cash equivalents.  At March 31, 2018, all outstanding letters of credit were secured by cash and cash equivalents.  At March 31, 2018, there were $4,669 letters of credit outstanding on the JPMorgan Chase Bank, N.A. revolving credit facility and $2,569 with Bank of America, N.A.  Availability under the line of credit was $20,331 at March 31, 2018.

Under the revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes ("EBIT") to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0.  The

Company was in compliance with all such provisions as of and for the years ended March 31, 2018 and 2017.  Assets with a book value of $122,122 have been pledged to secure borrowings under the credit facility.

On March 24, 2014, the Company entered into a letter of credit facility agreement to further support its international operations.  The agreement provides a $5,000 line of credit to be used for the issuance of letters of credit.  Under the agreement, the Company incurs an annual facility fee of 0.375% of the maximum amount available under the facility and outstanding letters of credit are subject to a fee of between 1.25% and 0.75%, depending on the Company's ratio of funded debt to EBITDA, as defined in such credit facility.  The facility requires the Company to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum EBIT to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  At March 31, 2018 there were $995 letters of credit outstanding, and availability under the letter of credit facility was $4,005.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2018	2017
Capital lease obligations (Note 6)	$143	$250
Less: current amounts	88	107
Total	$55	$143

With the exception of capital leases, the Company has no long-term debt payment requirements over the next five years as of March 31, 2018.

Note 8 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable.  The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.  At March 31, 2018 and 2017, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts.  At March 31, 2018 and 2017, the Company was contingently liable on outstanding standby letters of credit aggregating $8,233 and $8,372, respectively.  See Note 7.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates.  In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates.  The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions.  If the counter-parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation.  At March 31, 2018 and 2017, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:  The fair value of investments at March 31, 2018 and 2017 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 9 – Income Taxes:

An analysis of the components of (loss) income before (benefit) provision for income taxes is presented below:

	Year ended March 31,
	2018	2017	2016
United States	$(12,861)	$7,346	$8,301
China	7	(297)	429
	$(12,854)	$7,049	$8,730

The (benefit) provision for income taxes related to (loss) income before (benefit) provision for income taxes consists of:

	Year ended March 31,
	2018	2017	2016
Current:
Federal	$6	$2,834	$3,795
State	72	118	54
Foreign	0	(42)	272
	78	2,910	4,121
Deferred:
Federal	(3,276)	(861)	(1,319)
State	61	30	(82)
Foreign	12	(27)	(154)
Changes in valuation allowance	115	(26)	33
	(3,088)	(884)	(1,522)
Total (benefit) provision for income taxes	$(3,010)	$2,026	$2,599

The reconciliation of the (benefit) provision calculated using the U.S. federal tax rate with the (benefit) provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2018	2017	2016
(Benefit) provision for income taxes at federal rate	$(3,958)	$2,467	$3,055
State taxes	118	129	(28)
Charges not deductible for income tax purposes	48	39	64
Recognition of tax benefit generated by qualified production activities deduction	4	(209)	(245)
Research and development tax credits	(102)	(196)	(232)
Valuation allowance	(80)	(26)	33
Difference in federal rate	(2,799)	(194)	—
Impairment of goodwill and intangible assets	1,760	—	—
Stranded tax effects in accumulated other comprehensive loss	1,828	—	—
Mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits	185	—	—
Other	(14)	16	(48)
(Benefit) provision for income taxes	$(3,010)	$2,026	$2,599

The impact on the valuation allowance of the difference in the federal rate as a result of the Tax Act discussed below is reflected in the line item “Difference in federal rate” in the reconciliation above.

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the Company's net deferred income tax liability follows:

	March 31,
	2018	2017
Depreciation	$(1,582)	$(2,201)
Accrued compensation	201	242
Prepaid pension asset	(969)	(845)
Accrued pension liability	129	175
Accrued postretirement benefits	160	299
Compensated absences	366	601
Inventories	51	1,045
Warranty liability	108	191
Accrued expenses	429	937
Stock-based compensation	332	548
Intangible assets	(1,100)	(5,097)
New York State investment tax credit	1,074	959
Research and development tax credit	145	—
Net operating loss carryforwards	271	—
Other	47	79
	(338)	(3,067)
Less: Valuation allowance	(1,074)	(959)
Total	$(1,412)	$(4,026)

The foreign deferred income tax asset of $15 and $25 at March 31, 2018 and 2017, respectively, is included in the caption "Other Assets" in the Consolidated Balance Sheet.  Deferred income taxes include the impact of state investment tax credits of $279, which expire from 2019 to 2032 and state investment tax credits of $795, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2018 and 2017 related to certain state investment tax credits would not be realized, and recorded a valuation allowance of $1,074 and $959, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for tax years 2015 through 2017 and examination in state tax jurisdictions for tax years 2013 through 2017.  The Company is subject to examination in the People's Republic of China for tax years 2014 through 2017.  The liability for unrecognized tax benefits was $0 at each of March 31, 2018 and 2017.

On December 22, 2017, the Tax Act was signed into law.  The Tax Act significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings.  The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded an income tax benefit of $971 related to such re-measurement in fiscal 2018.  The Company is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The one-time transition tax is based on the total post-1986 earnings and profits (“E&P”) of our foreign subsidiary that has previously been deferred from U.S. income taxes.  The Company recorded its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $185 in fiscal 2018.  The Company has not yet completed its calculation of the total post-1986 foreign E&P for the foreign subsidiary.  The transition tax is based in part on the amount of those earnings held in cash and other specified assets.  The amount may change upon completion of the fiscal 2018 tax return when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

The Tax Act also includes two new U.S. tax base-erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT) provisions, beginning in 2018.  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  The Company has not yet determined if it will be subject to incremental U.S. tax on GILTI income beginning in 2018.  The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended March 31, 2018.  The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  The Company does not expect it will be subject to this tax, and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended March 31, 2018.

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included this amount in its consolidated financial statements for the year ended March 31, 2018.  As of March 31, 2018, the Company has completed the majority of its accounting for the tax effects of the Tax Act.  Its preliminary estimate of the deemed repatriated earnings and the re-measurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters that may require further adjustments and changes in estimates, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the E&P of its foreign subsidiary, the filing of its tax returns, U.S. Treasury regulations expected to be issued, and administrative interpretations or court decisions interpreting the Tax Act.

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

The components of pension cost (benefit) are:

	Year ended March 31,
	2018	2017	2016
Service cost during the period	$598	$600	$521
Interest cost on projected benefit obligation	1,423	1,450	1,437
Expected return on assets	(2,977)	(2,873)	(3,181)
Amortization of:
Actuarial loss	1,013	1,351	1,174
Net pension cost (benefit)	$57	$528	$(49)

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2018	2017	2016
Discount rate	4.08%	3.93%	3.74%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2019.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2018	2017
Change in the benefit obligation
Projected benefit obligation at beginning of year	$35,460	$37,444
Service cost	494	496
Interest cost	1,423	1,450
Actuarial gain	(44)	(994)
Benefit payments	(2,002)	(1,818)
Liability released through annuity purchase	(890)	(1,118)
Projected benefit obligation at end of year	$34,441	$35,460

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$37,800	$36,471
Employer contribution	52	—
Actual return on plan assets	3,958	4,393
Benefit and administrative expense payments	(2,002)	(1,818)
Annuities purchased	(998)	(1,246)
Fair value of plan assets at end of year	$38,810	$37,800

Funded status
Funded status at end of year	$4,369	$2,340
Amount recognized in the Consolidated Balance Sheets	$4,369	$2,340

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2018	2017
Discount rate	3.95%	4.08%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2018 and fiscal 2017, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2018 and fiscal 2017, the projected benefit obligation decreased $890 and $1,118, respectively, and plan assets decreased $998 and $1,246 respectively.  The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases.  The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.  The accumulated benefit obligation as of March 31, 2018 and 2017 was $30,385 and $30,678, respectively.  At March 31, 2018 and 2017, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2018	2017
Net actuarial loss	$8,369	$8,180

The increase (decrease) in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2018	2017
Net actuarial gain arising during the year	$(794)	$(1,609)
Reclassification of stranded tax effects related to the Tax Act	1,771	—
Amortization of actuarial loss	(788)	(873)
	$189	$(2,482)

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2019 is $847.

The following benefit payments, which reflect future service, are expected to be paid:

2019	$1,206
2020	1,338
2021	1,428
2022	1,471
2023	1,490
2024-2028	8,369
Total	$15,302

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2018	2017
Equity securities	50-70%	67%	68%
Debt securities	20-50%	33%	32%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2018 and 2017, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$98	$98	$—	$—

Equity securities:
U.S. companies	20,663	20,663	—	—
International companies	5,181	5,181	—	—

Fixed income:
Corporate bond funds
Intermediate-term	10,283	10,283	—	—
Short-term	2,585	2,585	—	—
	$38,810	$38,810	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$154	$154	$—	$—

Equity securities:
U.S. companies	20,570	20,570	—	—
International companies	5,071	5,071	—	—

Fixed income:
Corporate bond funds
Intermediate-term	9,585	9,585	—	—
Short-term	2,420	2,420	—	—
	$37,800	$37,800	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades.  See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003.  In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan.  The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees.  The Company contribution to the defined contribution plan for these employees in fiscal 2018, fiscal 2017 and fiscal 2016 was $284, $286 and $315, respectively.

The Company has a Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums.  Pension expense recorded in fiscal 2018, fiscal 2017, and fiscal 2016 related to this plan was $115, $128 and $76, respectively.  At March 31, 2018 and 2017, the related liability was $582 and $493, respectively.  The current portion of the related liability of $17 and $26 at March 31, 2018 and 2017 is included in the caption "Accrued Compensation" and the long-term portion is included in "Accrued Pension Liability" in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees.  The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral.  Company contributions are immediately vested.  Contributions were $805 in fiscal 2018, $873 in fiscal 2017 and $866 in fiscal 2016.

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

The components of postretirement benefit expense are:

	Year ended March 31,
	2018	2017	2016
Interest cost on accumulated benefit obligation	$26	$26	$29
Amortization of actuarial loss	37	36	40
Net postretirement benefit expense	$63	$62	$69

The weighted average discount rates used to develop the net postretirement benefit cost were 3.23%, 3.16% and 3.11% in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2018	2017
Change in the benefit obligation
Projected benefit obligation at beginning of year	$844	$875
Interest cost	26	26
Actuarial loss (gain)	(73)	20
Benefit payments	(74)	(77)
Projected benefit obligation at end of year	$723	$844

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	74	77
Benefit payments	(74)	(77)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(723)	$(844)
Amount recognized in the Consolidated Balance Sheets	$(723)	$(844)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2018	2017
Discount rate	3.63%	3.23%
Medical care cost trend rate	8.00%	8.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 5% in 2024 and subsequent years.  This was accomplished using 0.5% decrements for the years ended March 31, 2018 through 2024.

The current portion of the accrued postretirement benefit obligation of $81 and $83, at March 31, 2018 and 2017, respectively, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2018	2017
Net actuarial loss	$230	$259

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2018	2017
Net actuarial loss (gain) arising during the year	$(57)	$13
Reclassification of stranded tax effects related to the Tax Act	57	—
Amortization of actuarial loss	(29)	(24)
	$(29)	$(11)

The estimated net actuarial loss for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net postretirement benefit income in fiscal 2019 is $27.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2019	$81
2020	77
2021	73
2022	69
2023	64
2024-2028	257
Total	$621

Assumed medical care cost trend rates could have a significant affect on the amounts reported for the postretirement benefit plan.  However, due to the caps imposed on the Company's share of the premium costs, a one percentage point change in assumed medical care cost trend rates would not have a significant affect on the total service and interest cost components or the postretirement benefit obligation.

Employee Stock Ownership Plan

On January 3, 2017, the Company transferred the Company stock and accumulated dividends in its noncontributory Employee Stock Ownership Plan ("ESOP") to its domestic defined contribution plan (401K) and subsequently terminated the ESOP.  There were no Company contributions to the ESOP in fiscal 2017 or fiscal 2016.

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees.  The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims.  The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage per employee of $1,000.  The Company also has total plan annual maximum aggregate stop loss coverage of $2,398.  The liability of $122 and $174 on March 31, 2018 and 2017, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued Compensation" in the Consolidated Balance Sheets.

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

In fiscal 2018, fiscal 2017 and fiscal 2016, 59, 82 and 34 shares, respectively, of restricted stock were awarded.  Restricted shares of 30, 43 and 15 granted to officers in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 22, 31, and 12 granted to officers and key employees in fiscal 2018, fiscal 2017, and fiscal 2016 respectively, vest 33⅓% per year over a three-year term.  The restricted shares granted to directors of 7, 8 and 7 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, vest 100% on the first anniversary of the grant date.  The Company recognizes compensation cost over the period the shares vest.

During fiscal 2018, fiscal 2017, and fiscal 2016, the Company recognized $577, $621, and $653, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $125, $219 and $230, respectively, of related tax benefits.

The Company received cash proceeds from the exercise of stock options of $0, $137 and $97 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.  In fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized a $0, $(19) and $5, respectively, (decrease) increase in capital in excess of par value for the income tax (expense) benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company's stock option awards during fiscal 2018, fiscal 2017 and fiscal 2016:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at April 1, 2015	90	18.57
Exercised	(7)	13.30
Outstanding at March 31, 2016	83	19.03
Exercised	(13)	11.45
Cancelled	(1)	30.88
Outstanding at March 31, 2017	69	20.26
Exercised	—
Outstanding at March 31, 2018	69	20.26	2.84 years	$209

Vested or expected to vest at March 31, 2018	69	20.26	2.84 years	209

Exercisable at March 31, 2018	69	20.26	2.84 years	209

The following table summarizes information about stock options outstanding at March 31, 2018:

Exercise Price	Options Outstanding at March 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$15.22-15.25	18	$15.24	1.71
$18.65-21.19	40	18.95	4.05
$30.88-44.50	11	33.28	0.20
$15.22-44.50	69	20.26	2.84

The total intrinsic value of the stock options exercised during fiscal 2018, fiscal 2017 and fiscal 2016 was $0, $113 and $71, respectively.  As of March 31, 2018, there was $1,843 of total unrecognized stock-based compensation expense related to non-vested restricted stock.  The Company expects to recognize this expense over a weighted average period of 1.66 years.

The outstanding options expire between May 2018 and May 2022.  Options, stock awards and performance awards available for future grants were 280 at March 31, 2018.

The following table summarizes information about the Company's restricted stock awards during fiscal 2018, fiscal 2017 and fiscal 2016:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2015	70	24.47
Granted	34	23.13
Vested	(28)	23.23
Forfeited	(6)	19.75
Non-vested at March 31, 2016	70	25.03
Granted	82	20.43
Vested	(17)	24.27
Forfeited	(15)	23.85
Non-vested at March 31, 2017	120	21.96
Granted	59	23.03
Vested	(25)	20.44
Forfeited	(28)	25.27
Non-vested at March 31, 2018	126	22.02	$142

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  In fiscal 2018, fiscal 2017 and fiscal 2016, 7, 15 and 16 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years.  During fiscal 2018, fiscal 2017 and fiscal 2016, the Company recognized stock-based compensation cost of $0, $6 and $44, respectively, related to the ESPP and $0, $2 and $16, respectively, of related tax benefits.  The Company recognized a $0, $0 and $1 increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Note 12 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2018 and fiscal 2017 are:

	Pension and Other Postretirement Benefit Items		Foreign Currency Items	Total
Balance at April 1, 2016	$(10,932)		$256	$(10,676)
Other comprehensive income before reclassifications	1,596		(251)	1,345
Amounts reclassified from accumulated other comprehensive loss	897		—	897
Net current-period other comprehensive income	2,493		(251)	2,242
Balance at March 31, 2017	(8,439)		5	(8,434)
Other comprehensive income before reclassifications	851		344	1,195
Amounts reclassified from accumulated other comprehensive loss	817		—	817
Net current-period other comprehensive income	1,668		344	2,012
Amounts reclassified from accumulated other comprehensive loss to retained earnings	(1,828)	(1)	—	(1,828)
Balance at March 31, 2018	$(8,599)		$349	$(8,250)

(1)     This amount represents the reclassification of stranded tax effects related to the Tax Act.  See Note 1.

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2018

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(1,050)	(2)
	(1,050)		Income before provision for income taxes
	(233)		Provision for income taxes
	$(817)		Net income

Year ended March 31, 2017

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(1,387)	(2)
	(1,387)		Income before provision for income taxes
	(490)		Provision for income taxes
	$(897)		Net income

(2)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 10.

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

Net sales by product line for the following fiscal years are:

	Year ended March 31,
	2018	2017	2016
Heat transfer equipment	$27,023	$27,616	$31,479
Vacuum equipment	22,175	29,672	28,323
All other	28,336	34,481	30,237
Net sales	$77,534	$91,769	$90,039

The breakdown of net sales by geographic area for the following fiscal years is:

	Year ended March 31,
	2018	2017	2016
Net Sales:
Asia	$10,200	$7,711	$8,859
Canada	8,888	3,506	8,702
Middle East	3,785	3,160	11,039
South America	1,560	4,773	2,558
U.S.	51,950	69,166	57,027
All Other	1,151	3,453	1,854
Net sales	$77,534	$91,769	$90,039

The final destination of products shipped is the basis used to determine net sales by geographic area.  No sales were made to the terrorist sponsoring nations of Sudan, Iran, or Syria.

In fiscal 2017, total sales to one customer amounted to 11% of total consolidated net sales.  There were no sales to a single customer that amounted to 10% or more of total consolidated net sales in fiscal 2018 or fiscal 2016.

Note 14 – Restructuring Charge:

In fiscal 2018 and fiscal 2017, the Company’s workforce was aligned with market conditions by eliminating certain management, office and manufacturing positions.  As a result, a restructuring charge of $316 and $630 was recognized in fiscal 2018 and fiscal 2017, respectively, which included severance and related employee benefit costs.  The charges are included in the caption ''Restructuring Charge'' in the fiscal 2018 and fiscal 2017 Consolidated Statements of Operations.

 A reconciliation of the changes in the restructuring reserve in fiscal 2018 and fiscal 2017 is as follows:

	Year ended March 31, 2018	Year ended March 31, 2017
Balance at beginning of year	$120	$74
Expense (income) for restructuring	316	630
Amounts paid for restructuring	(418)	(584)
Balance at end of year	$18	$120

The liability of $18 and $120 at March 31, 2018 and 2017, respectively, is included in the caption ''Accrued Compensation'' in the Consolidated Balance Sheets.

NOTE 15 – Other Income:

During fiscal 2016, certain orders from customers were cancelled. The contracts for the cancelled orders included provisions that entitled the Company to cancellation charges. The amount of the cancellation charges was negotiated and settled with the customers. This income, net of costs incurred on the contracts, of $1,789 is presented in the caption ''Other Income'' in the fiscal 2016 Consolidated Statement of Operations.

NOTE 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program.  For the year ended March 31, 2016, the Company had purchased 539 shares at an aggregate cost of $9,441 under this program. No shares were purchased under this program in fiscal 2018 or fiscal 2017.

Note 17– Commitments and Contingencies:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims in the Company’s current lawsuits are similar to those made in previous asbestos-related suits that named the Company as a defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts.  The Company cannot provide any assurances that any pending or future matters will be resolved in the same manner as previous lawsuits.

As of March 31, 2018, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material affect on the Company’s results of operations, financial position or cash flows.

Note 18 - Quarterly Financial Data (Unaudited):

A capsule summary of the Company's unaudited quarterly results for fiscal 2018 and fiscal 2017 is presented below:

	First	Second		Third		Fourth		Total
Year ended March 31, 2018	Quarter	Quarter		Quarter		Quarter		Year
Net sales	$20,851	$17,224		$17,281		$22,178		$77,534
Gross profit	4,866	3,830		3,585		5,049		17,330
Net (loss) income	935	10	(1)	(11,622)	(1)	833	(1)	(9,844)
Per share:
Net (loss) income:
Basic	$.10	$—		$(1.19)		$.09		$(1.01)
Diluted	$.10	$—		$(1.19)		$.09		$(1.01)

Market price range of common stock	$19.31-24.03	$18.78-21.25		$17.97-22.53		$19.76-23.25		$17.97-24.03

	First		Second		Third	Fourth	Total
Year ended March 31, 2017	Quarter		Quarter		Quarter	Quarter	Year
Net sales	$22,365		$21,126		$22,654	$25,624	$91,769
Gross profit	4,111		5,010		6,301	6,739	22,161
Net income	85	(2)	1,297	(2)	1,840	1,801	5,023
Per share:
Net income:
Basic	$.01		$.13		$.19	$.18	$0.52
Diluted	$.01		$.13		$.19	$.18	$0.52

Market price range of common stock	$17.11-19.92		$17.72-21.09		$17.19-24.05	$21.64-24.99	$17.11-24.99

(1)  In the second quarter of fiscal 2018, the Company recognized restructuring charges of $316.  As a result, net income in the second quarter includes the restructuring charge net of an income tax benefit of $92. In the third quarter of fiscal 2018, the Company recorded a loss from the impairment of goodwill and intangible assets of $14,816, other charges related to the commercial nuclear business of $280 and an income tax benefit related to the Tax Act.  As a result, net income in the third quarter of fiscal 2018 includes the impairment loss net of an income tax benefit of $2,802, other charges related to the commercial nuclear business net of an income tax benefit of $87 and an income tax benefit of $577 related to the Tax Act.  In the fourth quarter of fiscal 2018, an additional income tax benefit of $209 was recorded related to the Tax Act.

(2)  In the first and second quarters of fiscal 2017, the Company recognized restructuring charges of $555 and $75, respectively.  As a result, net income in the first and second quarters of fiscal 2017 includes the restructuring charge net of an income tax benefit of $172 and $17, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Graham Corporation

Batavia, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 4, 2018

We have served as the Company’s auditor since 1993.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Graham Corporation

Batavia, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2018 of the Company and our report dated June 4, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2018. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 4, 2018

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework ("2013") issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our proxy statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2018.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in our proxy statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2018

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	69	$20.26	280
Equity compensation plans not approved by security holders	—	—	—
Total	69	$20.26	280

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Selection of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2018 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Graham Corporation

Batavia, New York

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the "Company") as of March 31, 2018 and 2017, and for each of the three years in the period ended March 31, 2018, and the Company's internal control over financial reporting as of March 31, 2018, and have issued our reports thereon dated June 4, 2018; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 4, 2018

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2018
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$168	$177	$—	$(6)	$339
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$538	$527	$—	$(572)	$493
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$120	$316	$—	$(418)	$18

Year ended March 31, 2017
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$91	$91	$—	$(14)	$168
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$686	$106	$—	$(254)	$538
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$74	$630	$—	$(584)	$120

Year ended March 31, 2016
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$62	$38	$—	$(9)	$91
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$653	$336	$—	$(303)	$686
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$1,718	$(3)	$—	$(1,641)	$74

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

	3.1

Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015.

(10)	Material Contracts

#	10.1	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 27, 2006.

#	10.2

Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 27, 2006.

#	10.3

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 13, 2016.

#	10.4

Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007, is incorporated herein by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

#	10.5

Form of Director Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

#	10.6

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

Amended and Restated Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 31, 2017.

#	10.9	Amended and Restated Graham Corporation Annual Executive Cash Bonus Plan is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 31, 2017.

#	10.10	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#	10.11

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

#	10.13

Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 29, 2010.

#	10.14

Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#	10.15

Amended and Restated Employment Agreement between Graham Corporation and Jeffrey F. Glajch executed and effective on July 29, 2010 is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

		.
	10.16	Policy Statement on Stockholder Rights Plans is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 9, 2010.

#	10.17

Compensation information, including information regarding restricted stock grants made to the Company's named executive officers under the Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company's Current Report on Form 8-K dated May 31, 2017, is incorporated herein by reference.

#	10.18	Compensation information regarding named executive officer base salaries previously filed on the Company's Current Report on Form 8-K dated March 27, 2018 is incorporated herein by reference.

#	10.19

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

#	10.20

Employment Agreement between Graham Corporation and Jennifer R. Condame executed and effective on July 25, 2013 is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

	10.21

Continuing Letter of Credit Facility dated March 24, 2014 between Graham Corporation and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 20, 2014.

	10.22

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

	10.24

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

#	10.28	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.

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

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries of the registrant

(23)	Consents of Experts and Counsel

*	23.1	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Principal Executive Officer

*	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*	32.1	Section 1350 Certifications

(101)	Interactive Data File

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Definitions Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed with this report.
#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 4, 2018	By:	/s/ Jeffrey F. Glajch
Jeffrey F. Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines	President and Chief Executive Officer and	June 4, 2018
James R. Lines	Director (Principal Executive Officer)

/s/ Jeffrey F. Glajch	Vice President-Finance & Administration, Chief	June 4, 2018
Jeffrey F. Glajch	Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Jennifer R. Condame	Chief Accounting Officer	June 4, 2018
Jennifer R. Condame	(Principal Accounting Officer)

/s/ James J. Barber	Director	June 4, 2018
James J. Barber

/s/ Alan Fortier	Director	June 4, 2018
Alan Fortier

/s/ James J. Malvaso	Director and Chairman of the Board	June 4, 2018
James J. Malvaso

/s/ Gerard T. Mazurkiewicz	Director	June 4, 2018
Gerard T. Mazurkiewicz

/s/ Jonathan W. Painter	Director	June 4, 2018
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 4, 2018
Lisa M. Schnorr

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2018

____________________

GRAHAM CORPORATION