Form 10-Q
period 2018-06-30
GRAHAM CORP
filed 2018-08-06
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐   No  ☒

As of August 6, 2018, there were outstanding 9,831,476 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2018 and March 31, 2018 and for the Three months ended June 30, 2018 and 2017

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in thousands, except per share data)
Net sales	$29,551	$20,851
Cost of products sold	22,409	16,073
Gross profit	7,142	4,778
Other expenses and income:
Selling, general and administrative	4,551	3,654
Selling, general and administrative – amortization	59	58
Other income	(206)	(119)
Interest income	(289)	(151)
Interest expense	2	3
Total other expenses and income	4,117	3,445
Income before provision for income taxes	3,025	1,333
Provision for income taxes	702	398
Net income	2,323	935
Retained earnings at beginning of period	99,011	110,544
Cumulative effect of change in accounting principle, net of income tax benefit of $301	(1,022)	—
Dividends	(885)	(879)
Retained earnings at end of period	$99,427	$110,600
Per share data
Basic:
Net income	$0.24	$0.10
Diluted:
Net income	$0.24	$0.10
Weighted average common shares outstanding:
Basic	9,790	9,748
Diluted	9,804	9,758
Dividends declared per share	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
	(Amounts in thousands)
Net income	$2,323	$935
Other comprehensive income:
Foreign currency translation adjustment	(199)	54
Defined benefit pension and other postretirement plans net of income tax expense of $49 and $93, for the three months ended June 30, 2018 and 2017, respectively	170	170
Total other comprehensive income	(29)	224
Total comprehensive income	$2,294	$1,159

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2018	2018
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$16,677	$40,456
Investments	58,611	36,023
Trade accounts receivable, net of allowances ($307 and $339 at June 30 and March 31, 2018, respectively)	12,698	17,026
Unbilled revenue	11,844	8,079
Inventories	19,323	11,566
Prepaid expenses and other current assets	1,342	772
Income taxes receivable	993	1,478
Total current assets	121,488	115,400
Property, plant and equipment, net	16,722	17,052
Prepaid pension asset	4,657	4,369
Goodwill	1,222	1,222
Permits	1,700	1,700
Other intangible assets, net	3,343	3,388
Other assets	221	202
Total assets	$149,353	$143,333
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$69	$88
Accounts payable	8,296	16,151
Accrued compensation	5,001	4,958
Accrued expenses and other current liabilities	3,469	2,885
Customer deposits	25,867	13,213
Total current liabilities	42,702	37,295
Capital lease obligations	47	55
Deferred income tax liability	1,417	1,427
Accrued pension liability	589	565
Accrued postretirement benefits	646	642
Total liabilities	45,401	39,984
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized 10,638 and 10,579 shares issued and 9,825 and 9,772 shares outstanding at June 30 and March 31, 2018, respectively	1,064	1,058
Capital in excess of par value	24,182	23,826
Retained earnings	99,427	99,011
Accumulated other comprehensive loss	(8,279)	(8,250)
Treasury stock (813 and 807 shares at June 30 and March 31, 2018, respectively)	(12,442)	(12,296)
Total stockholders’ equity	103,952	103,349
Total liabilities and stockholders’ equity	$149,353	$143,333

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30,
	2018	2017
Operating activities:	(Dollar amounts in thousands)
Net income	$2,323	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	490	497
Amortization	59	58
Amortization of unrecognized prior service cost and actuarial losses	219	263
Stock-based compensation expense	260	(67)
Loss on disposal or sale of property, plant and equipment	31	—
Deferred income taxes	201	185
(Increase) decrease in operating assets:
Accounts receivable	5,543	276
Unbilled revenue	(6,539)	4,394
Inventories	5,150	1,338
Prepaid expenses and other current and non-current assets	(451)	(334)
Income taxes receivable	485	72
Prepaid pension asset	(288)	(239)
Increase (decrease) in operating liabilities:
Accounts payable	(7,122)	(3,170)
Accrued compensation, accrued expenses and other current and non-current liabilities	322	(1,462)
Customer deposits	(643)	101
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	28	29
Net cash provided by operating activities	68	2,876
Investing activities:
Purchase of property, plant and equipment	(163)	(117)
Purchase of investments	(55,611)	(25,000)
Redemption of investments at maturity	33,023	9,000
Net cash used by investing activities	(22,751)	(16,117)
Financing activities:
Principal repayments on capital lease obligations	(26)	(24)
Issuance of common stock	102	—
Dividends paid	(885)	(879)
Purchase of treasury stock	(146)	(119)
Net cash used by financing activities	(955)	(1,022)
Effect of exchange rate changes on cash	(141)	49
Net decrease in cash and cash equivalents	(23,779)	(14,214)
Cash and cash equivalents at beginning of year	40,456	39,474
Cash and cash equivalents at end of period	$16,677	$25,260

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its (i) wholly-owned foreign subsidiary located in Suzhou, China and (ii) wholly-owned domestic subsidiary located in Lapeer, Michigan.  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission.  The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements.  The unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2018.  For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018 ("fiscal 2018").  In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2019 ("fiscal 2019").

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  See Note 15 which discusses the Company’s application of the amended guidance related to the classification of pension and other postretirement benefit costs.

NOTE 2 – REVENUE RECOGNITION:

The Company accounts for revenue in accordance with Accounting Standard Codification 606, “Revenue from Contracts with Customers” (“ASC 606”), which it adopted on April 1, 2018 using the modified retrospective approach.  See Note 15 to the Condensed Consolidated Financial Statements for further discussion of this adoption.

The Company recognizes revenue on all contracts when control of the product is transferred to the customer.  Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, the Company has rights to payment, and rewards of ownership pass to the customer.

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended
	June 30,
Product Line	2018	2017
Heat transfer equipment	$4,158	$6,329
Vacuum equipment	17,216	6,523
All other	8,177	7,999
Net sales	$29,551	$20,851

Geographic Region
Asia	$2,749	$3,365
Canada	11,650	1,355
Middle East	435	920
South America	124	129
U.S.	13,453	14,829
All other	1,140	253
Net sales	$29,551	$20,851

A performance obligation represents a promise in a contract to provide a distinct good or service to a customer and is the unit of accounting pursuant to ASC 606.  The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferred products.  A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized as the performance obligation is satisfied.  In certain cases, the Company may separate a contract into more than one performance obligation, while in other cases, several products may be part of a fully integrated solution and are bundled into a single performance obligation.  If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods underlying each performance obligation.  The Company has made an accounting policy election to exclude from the measurement of the contract price all taxes assessed by government authorities that are collected by the company from its customers.  The Company does not adjust the contract price for the effects of a financing component if the Company expects, at contract inception, that the period between when a product is transferred to a customer and when the customer pays for the product will be one year or less. Shipping and handling fees billed to the customer are recorded in revenue and the related costs incurred for shipping and handling are included in cost of products sold.

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.   Revenue from contracts that is recognized upon shipment accounted for approximately 30% of revenue for the three-month period ended June 30, 2018 and revenue from contracts that is recognized over time accounted for approximately 70% of revenue for the three-month period ended June 30, 2018.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

The timing of revenue recognition, invoicing and cash collections affect trade accounts receivable, unbilled revenue (contract assets) and customer deposits (contract liabilities) on the Consolidated Balance Sheets.  Unbilled revenue represents revenue on contracts that is recognized over time and exceeds the amount that has been billed to the customer.  Unbilled revenue is separately presented in the Consolidated Balance Sheets.  The Company may receive a customer deposit or have an unconditional right to receive a customer deposit prior to revenue being recognized.  Since the performance obligations related to such customer deposits may not have been satisfied, a contract liability is recorded and an offsetting asset of equal amount is recorded as a trade accounts receivable until the deposit is collected.  Customer deposits are separately presented in the Consolidated Balance Sheets.  Customer deposits are not considered a significant financing component as they are generally received less than one year before the product is completed or used to procure specific material on a contract, as well as related overhead costs incurred during design and construction.

Net contract assets (liabilities) consisted of the following:

	June 30, 2018	April 1, 2018	Change

Unbilled revenue (contract assets)	$11,844	$6,092	$5,752
Customer deposits (contract liabilities)	(25,867)	(26,585)	718
Net contract liabilities	$(14,023)	$(20,493)	$6,470

   Contract liabilities at June 30, 2018 and April 1, 2018 include $3,762 and $2,220, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Consolidated Balance Sheets and within Note 15, includes corresponding balances at June 30, 2018 and April 1, 2018, respectively.  Revenue recognized in the three-month period ended June 30, 2018 that was included in the contract liability balance at April 1, 2018 was $6,252.  Changes in the net contract liability balance during the three-month period ended June 30, 2018 were impacted by a $5,752 increase in contract assets, of which $7,514 was due to contract progress offset by invoicing to customers of $1,762.  In addition, contract liabilities decreased $718 driven by revenue recognized in the current period offset by new customer deposits of $5,534.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,230 and $1,124 at June 30, 2018 and March 31, 2018, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $113 and $118 at June 30 and April 1, 2018, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $40 in the three-month period ended June 30, 2018.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of June 30, 2018, the Company’s had remaining unsatisfied performance obligations of $114,855.  The Company expects to recognize revenue on approximately 55% to 60% of the remaining performance obligations within one year, 20% to 25% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at June 30, 2018 are scheduled to mature on or before December 27, 2018.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or market, using the average cost method.  Unbilled revenue (contract assets) in the Condensed Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts in which revenue is recognized over time.  Upon adoption of the new revenue recognition guidance discussed in Note 15, all progress payments exceeding unbilled revenue are presented as customer deposits (contract liabilities) in the Condensed Consolidated Balance Sheets.  Under the previous guidance, progress payments exceeding unbilled revenue were netted against inventory to the extent the payment was less than or equal to the inventory balance relating to the applicable contract, and the excess was presented as customer deposits in the Condensed Consolidated Balance Sheets.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2018	2018
Raw materials and supplies	$2,889	$3,095
Work in process	15,049	17,546
Finished products	1,385	1,034
	19,323	21,675
Less - progress payments	—	10,109
Total	$19,323	$11,566

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
At June 30, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,357	$—	$1,343
Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

At March 31, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,312	$—	$1,388
Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

Intangible assets are amortized on a straight line basis over the estimated useful lives.  Intangible amortization expense for each of the three-month periods ended June 30, 2018 and 2017 was $45.  As of June 30, 2018, amortization expense is estimated to be $135 for the remainder of fiscal 2019 and $180 in each of the fiscal years ending March 31, 2020, 2021, 2022 and 2023.

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

  Restricted stock awards granted in the three-month periods ended June 30, 2018 and 2017 were 53 and 59, respectively.  Restricted shares of 27 and 30 granted to officers in fiscal 2019 and fiscal 2018, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 20 and 22 granted to officers and key employees in fiscal 2019 and fiscal 2018, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 6 and 7 granted to directors in fiscal 2019 and fiscal 2018, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month periods ended June 30, 2018 and 2017.

During the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation costs (income) related to restricted stock awards of $260 and $(67), respectively.  The income tax benefit (expense) recognized related to stock-based compensation was $58 and $(23) for the three months ended June 30, 2018 and 2017, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During each of the three months ended June 30, 2018 and 2017, no stock-based compensation costs were recognized related to the ESPP.

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

	Three Months Ended
	June 30,
	2018	2017
Basic income per share
Numerator:
Net income	$2,323	$935
Denominator:
Weighted average common shares outstanding	9,790	9,748
Basic income per share	$.24	$.10
Diluted income per share
Numerator:
Net income	$2,323	$935
Denominator:
Weighted average common shares outstanding	9,790	9,748
Stock options outstanding	14	10
Weighted average common and potential common shares outstanding	9,804	9,758
Diluted income per share	$.24	$.10

Options to purchase a total of 2 and 11 shares of common stock were outstanding at June 30, 2018 and 2017, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2018	2017
Balance at beginning of period	$493	$538
Expense (income) for product warranties	48	(160)
Product warranty claims paid	(49)	(87)
Balance at end of period	$492	$291

Income of $160 for product warranties in the three months ended June 30, 2017 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $2 and $3 in the three-month periods ended June 30, 2018 and 2017.  Income taxes paid for the three months ended June 30, 2018 and 2017 were $16 and $140, respectively.

At June 30, 2018 and 2017, respectively, there were $29 and $8 of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2018	2017
Service cost	$143	$149
Interest cost	335	356
Expected return on assets	(766)	(744)
Amortization of actuarial loss	212	253
Net pension cost	$(76)	$14

The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2018 and does not expect to make any contributions to the plan for the balance of fiscal 2019.

The components of the postretirement benefit cost are as follows:

	Three Months Ended
	June 30,
	2018	2017
Interest cost	$6	$6
Amortization of actuarial loss	7	10
Net postretirement benefit cost	$13	$16

The Company paid no benefits related to its postretirement benefit plan during the three months ended June 30, 2018.  The Company expects to pay benefits of approximately $83 for the balance of fiscal 2019.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $150 and $122 on June 30, 2018 and March 31, 2018, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2018, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for the tax years 2015 through 2017 and examination in state tax jurisdictions for the tax years 2013 through 2017.  The Company is subject to examination in the People’s Republic of China for tax years 2015 through 2017.

There was no liability for unrecognized tax benefits at either June 30, 2018 or March 31, 2018.

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

The one-time transition tax is based on the total post-1986 earnings and profits (“E&P”) of our foreign subsidiary that has previously been deferred from U.S. income taxes.  The Company recorded its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $185 in fiscal 2018.  The Company has not yet completed its calculation of the total post-1986 foreign E&P for its foreign subsidiary.  The transition tax is based in part on the amount of those earnings held in cash and other specified assets.  The amount may change upon completion of the fiscal 2018 tax return when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

The Tax Act also includes two new U.S. tax base-erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT) provisions, beginning in 2018.  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on its foreign subsidiary’s tangible assets.  The incremental U.S. tax on GILTI income beginning in 2018 is estimated to be approximately $30.  The Company has elected to account for GILTI tax in the period in which it is incurred.  The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  The Company does not expect it will be subject to this tax.

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included the amount in its consolidated financial statements for fiscal 2018.  As of March 31, 2018, the Company had completed the majority of its accounting for the tax effects of the Tax Act.  Its preliminary estimate of the deemed repatriated earnings and the re-measurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters that may require further adjustments and changes in estimates, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the E&P of its foreign subsidiary, the filing of its tax returns, U.S. Treasury regulations expected to be issued, and administrative interpretations or court decisions interpreting the Tax Act.  During the three-month period ended June 30, 2018, there were no changes made to the provisional amounts recorded in fiscal 2018.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2018 and 2017 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2018	$(8,599)	$349	$(8,250)
Other comprehensive income before reclassifications	—	(199)	(199)
Amounts reclassified from accumulated other comprehensive loss	170	—	170
Net current-period other comprehensive income	170	(199)	$(29)
Balance at June 30, 2018	$(8,429)	$150	$(8,279)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2017	$(8,439)	$5	$(8,434)
Other comprehensive income before reclassifications	—	54	54
Amounts reclassified from accumulated other comprehensive loss	170	—	170
Net current-period other comprehensive income	170	54	224
Balance at June 30, 2017	$(8,269)	$59	$(8,210)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income and Retained Earnings
	Three Months Ended
	June 30,
	2018		2017
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(219)	(1)	$(263)	(1)	Income before provision for income taxes
	(49)		(93)		Provision for income taxes
	$(170)		$(170)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING RESERVE:

In the first quarter of fiscal 2017, the Company’s workforce was aligned with market conditions existing at such time by eliminating certain management, office and manufacturing positions.  As a result, a restructuring charge of $555 was recognized, which included severance and related employee benefit costs.  This charge was included in the caption “Restructuring Charge” in the Condensed Consolidated Statement of Income and Retained Earnings for the three months ended June 30, 2017  The reconciliation of the changes in the restructuring reserve is as follows:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2018	2017
Balance at beginning of period	$18	$120
Expense for restructuring	—	—
Amounts paid for restructuring	(18)	(28)
Balance at end of period	$—	$92

The liability of $18 is included in the caption “Accrued Compensation” in the Condensed Consolidated Balance Sheet at March 31, 2018.

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

The Company adopted the revenue recognition standard using the modified retrospective approach on April 1, 2018.  The Company recognized the cumulative effect of initially applying the new standard to all contracts that were not completed on the date of adoption as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standard in effect during those periods.  The most significant impact of adopting the guidance is the timing of revenue recognition. Revenue on the majority of the Company’s contracts continues to be recognized upon shipment while revenue on its larger contracts is recognized over time as these contracts meet specific criteria established in the new standards.  Consistent with previous guidance, revenue recognized on contracts over time created unbilled revenue (contract assets) and reduced inventory on the Company’s Condensed Consolidated Balance Sheets.  Upon adoption of the new standard, progress payments for which the Company has received an unconditional right to payment are recognized as trade accounts receivable with a corresponding contract liability of an equal amount as customer deposits on the Company’s Condensed Consolidated Balance Sheets since the related performance obligations have not been satisfied.  Under the previous guidance, progress payments were recognized when payment was received.  In addition, progress payments exceeding unbilled revenue were netted against inventory to the extent the payment was less than or equal to the inventory balance relating to the applicable contract and the excess was presented as customer deposits.

The following table presents the cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of April 1, 2018 for the adoption of the new revenue recognition standard:

	Balance at March 31, 2018	Adjustments Due to Adoption of Revenue Recognition Standard	Balance at April 1, 2018

Assets
Trade accounts receivable	$17,026	$538	$17,564
Unbilled revenue	8,079	(1,987)	6,092
Inventories	11,566	12,985	24,551
Prepaid expenses and other current assets	772	118	890
Other assets	202	69	271

Liabilities
Accounts payable	16,151	(706)	15,445
Accrued compensation	4,958	(172)	4,786
Accrued expenses and other current liabilities	2,885	484	3,369
Customer deposits	13,213	13,372	26,585
Deferred income tax liability	1,427	(233)	1,194

Stockholders’ equity:
Retained earnings	99,011	(1,022)	97,989

The following tables present the impact of adoption on the Consolidated Statement of Income and Balance Sheet:

	June 30, 2018
	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change
Consolidated Statement of Income
Net sales	$29,551	$26,522	$3,029
Cost of products sold	22,409	19,640	2,769
Gross profit	7,142	6,882	260
Selling, general and administrative	4,551	4,476	75
Income before provision for income taxes	3,025	2,840	185
Provision for income taxes	702	657	45
Net income	2,323	2,183	140

	June 30, 2018
	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change
Balance Sheet
Assets
Trade accounts receivable, net of allowances	$12,698	$12,018	$680
Unbilled revenue	11,844	12,399	(555)
Inventories	19,323	9,202	10,121
Prepaid expenses and other current assets	1,342	1,229	113
Other assets	221	187	34

Liabilities and stockholders’ equity
Accounts payable	8,296	8,293	3
Accrued compensation	5,001	5,201	(200)
Accrued expenses and other current liabilities	3,469	3,540	(71)
Customer deposits	25,867	14,135	11,732
Deferred income tax liability	1,417	1,639	(222)

Stockholders’ equity
Retained earnings	99,427	100,176	(749)
Accumulated other comprehensive loss	(8,279)	(8,179)	(100)

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)," which clarifies the presentation and classification of eight specific issues on the cash flow statement.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted the new guidance in the first quarter of fiscal 2019.  The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715)," which amended its guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amended guidance requires the service cost component be disaggregated from the other components of net benefit cost.  The service cost component of expense is required to be reported in the income statement in the same line item as other compensation costs within income from operations.  The other components of net benefit cost are required to be presented separately from the service cost component outside of income from operations.  The amended guidance also allows only the service cost component of net benefit cost to be eligible for capitalization.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted the amended guidance in the first quarter of fiscal 2019.  The amended guidance was applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the Consolidated Statements of Income and Retained Earnings.  In addition, the amended guidance was applied prospectively for the capitalization of the service cost component of net benefit cost.  The amended guidance allows for a practical expedient that permits the use of amounts previously disclosed in the Employee Benefit Plans Note to the Consolidated Financial Statements within prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company elected this practical expedient for the prior period presentation.  The adoption of this amended guidance resulted in the reclassification of net benefit income of $88 and $31 from compensation costs included in Cost of products sold and Selling, general and administrative expense, respectively, to Other income in the Consolidated Statement of Income and Retained Earnings for the three months ended June 30, 2017.

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

Our current fiscal year (which we refer to as "fiscal 2019") ends March 31, 2019.

Highlights

Highlights for the three months ended June 30, 2018 include:

•

Net sales for the first quarter of fiscal 2019 were $29,551 up 42% compared with $20,851 for the first quarter of the fiscal year ended March 31, 2018 (we refer to the fiscal year ended March 31, 2018 as "fiscal 2018").

•	Net income and income per diluted share for the first quarter of fiscal 2019 were $2,323 and $0.24, compared with $935 and $0.10, respectively, for the first quarter of fiscal 2018.

•	Orders booked in the first quarter of fiscal 2019 were $21,977, compared with the first quarter of fiscal 2018 when orders were $11,064.

•	Backlog was $114,855 at June 30, 2018, compared with $117,946 at March 31, 2018 and $72,908 on June 30, 2017.

•	Gross profit margin and operating margin for the first quarter of fiscal 2019 were 24% and 9%, respectively, compared with 23% and 5%, respectively, for the first quarter of fiscal 2018.

•	Cash and short-term investments at June 30, 2018 were $75,288, compared with $76,479 on March 31, 2018.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for fiscal 2018.

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

Forward-looking statements are usually accompanied by words such as "anticipate," "believe," "estimate," "may," "might," "intend," "interest," "appear," "expect," "suggest," "plan," "predict," "project," "should," "will," "encourage," "potential," "contemplate," "continue," "could" and similar expressions.  Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

Undue reliance should not be placed on our forward-looking statements.  Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

Our global energy and petrochemical markets began to show signs of improvement during the second half of fiscal 2018.  The stabilization and subsequent increases in crude oil prices as well as general global economic improvement have led to increased activity by our customers in the downstream energy sector.  They have begun to invest in upgrading and turnaround maintenance for existing facilities and are beginning to look at new capacity.  While this additional activity is encouraging, we cannot predict the pace at which a recovery will progress.  On the contrary, capital spending in the nuclear market, for both new capacity and to maintain existing facilities, continues to be weak, reportedly down 25% to 35% compared with four or five years ago, as reported by the Nuclear Energy Institute.

Our long-term view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in capital investment to satisfy increasing global energy demand. These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business based on our strategic actions to increase our market share, our successful performance, and to satisfy expected demand.

We believe the long-term outlook in our key markets supports our growth plans. In the near term, new order levels are expected to remain volatile, resulting in both relatively strong and weak periods, however, we believe order activity will be significantly improved compared with fiscal 2017 and the first half of fiscal 2018.

The chart below shows the impact of our diversification strategy.   Over 60% of our current backlog is from markets not served in the Fiscal 2007-2009 time frame.

Backlog Mix Illustrating Impact of Diversification Strategies
Backlog ($ million)
Commercial Nuclear
Naval
Base
Converts within 12 months
$140
$120
$100
$80
$60
$40
$20
$-
FYE07
FYE08
FYE09
FYE10
FYE11
FYE12
FYE13
FYE14
FYE15
FYE16
FYE17
FYE18
Q1 FY19
Diversification strategy impact

                  *Note:  FYE refers to fiscal year ended March 31

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017
Net sales	$29,551	$20,851
Gross profit	$7,142	$4,778
Gross profit margin	24%	23%
SG&A expense (1)	$4,610	$3,712
SG&A as a percent of sales	16%	18%
Net income	$2,323	$935
Diluted income per share	$0.24	$0.10
Total assets	$149,353	$147,531
Total assets excluding cash, cash equivalents and investments	$74,065	$72,271

(1)	Selling, general and administrative expense is referred to as "SG&A".

The First Quarter of Fiscal 2019 Compared With the First Quarter of Fiscal 2018

Sales for the first quarter of fiscal 2019 were $29,551, a 42% increase from sales of $20,851 for the first quarter of fiscal 2018.  Included in the first quarter sales was $3,029 related to the impact from the required adoption of the revenue recognition accounting standard change described in Note 15 of our Condensed Consolidated Financial Statements.   Our domestic sales, as a percentage of aggregate sales, were 46% in the first quarter of fiscal 2019 compared with 71% in the first quarter of fiscal 2018.  Domestic sales decreased $1,376, or 9% year-over-year.  International sales increased $10,076, or 167%, in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.  The increase in international sales was driven by a large refining project in Canada.  Sales in the three months ended June 30, 2018 were 67% to the refining industry, 10% to the chemical and petrochemical industries, 11% to the power industry, including the nuclear market, and 12% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended June 30, 2017 were 18% to the refining industry, 34% to the chemical and petrochemical industries, 19% to the power industry, including the nuclear market, and 29% to other commercial and industrial applications, including the U.S. Navy.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Our gross profit margin for the first quarter of fiscal 2019 was 24% compared with 23% for the first quarter of fiscal 2018.  Gross profit for the first quarter of fiscal 2019 increased 49% compared with fiscal 2018, to $7,142 from $4,778.  Gross profit and margin were favorably impacted by volume and absorption of overhead costs.

SG&A expenses as a percent of sales for the three-month periods ended June 30, 2018 and 2017 were 16% and 18%, respectively.  SG&A expenses in the first quarter of fiscal 2019 were $4,610, an increase of $898, or 24%, compared with the first quarter of fiscal 2018 SG&A of $3,712.  The increase in spending was primarily driven by compensation costs, including new hires to support the Company’s anticipated market expansion and variable performance-driven costs.

Interest income for the three-month periods ended June 30, 2018 and 2017 was $289 and $151, respectively.  The increase in interest income is due to higher market investment rates compared with a year ago.  Interest expense was $2 for the quarter ended June 30, 2018 compared with $3 for the quarter ended June 30, 2017.

Our effective tax rate in the first quarter of fiscal 2019 was 23% compared with 30% in the first quarter of fiscal 2018.  This reduction in rates is due to the change in U.S. federal tax rates from the Tax Cuts and Jobs Act signed into law on December 22, 2017 (the “Tax Act”).

Net income and income per diluted share for the first quarter of fiscal 2019 were $2,323 and $0.24, compared with $935 and $0.10, respectively, for the first quarter of fiscal 2018.  Included in the first quarter results of fiscal 2019 was $140 or $0.01 impact from the revenue recognition accounting standard change.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	June 30,	March 31,
	2018	2018
Cash and investments	$75,288	$76,479
Working capital	78,786	78,105
Working capital ratio(1)	2.8	3.1
Working capital excluding cash and investments	3,498	1,626
Working capital excluding cash and investments as a percent of net sales(2)	4.1%	2.1%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash generated by operating activities for the first quarter of fiscal 2019 was $68, compared with $2,876 of cash generated for the first quarter of fiscal 2018.  The decrease in cash generation year over year was attributable to timing of accounts payable and unbilled revenue, partially offset by higher net income and accounts receivable.

Dividend payments and capital expenditures in the first quarter of fiscal 2019 were $885 and $163, respectively, compared with $879 and $117, respectively, for the first quarter of fiscal 2018.

Capital expenditures for fiscal 2019 are expected to be between approximately $2,000 and $2,500.  Approximately 75-80% of our fiscal 2019 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Cash and investments were $75,288 on June 30, 2018 compared with $76,479 on March 31, 2018, down $1,191.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on June 30, 2018 and March 31, 2018 were $7,308 and $8,233, respectively.  The outstanding letters of credit as of June 30, 2018 were issued by JP Morgan Chase and HSBC, as well as Bank of America, under our previous credit facility.  There were no other amounts outstanding on our credit facilities at June 30, 2018 and March 31, 2018.  The borrowing rate under our JP Morgan Chase facility as of June 30, 2018 was the bank’s prime rate, or 4.75%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,261 and $24,336 at June 30, 2018 and March 31, 2018, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended June 30, 2018 were $21,977 compared with $11,064 for the same period last year, an increase of $10,913 or 99%.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 89% of total orders, or $19,525, and international orders were 11% of total orders, or $2,452, in the current quarter compared with the first quarter of fiscal 2018, when domestic orders were 77%, or $8,466, of total orders, and international orders were 23%, or $2,598, of total orders.

Backlog was $114,855 at June 30, 2018, compared with $117,946 at March 31, 2018, a 3% decrease.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 55% to 60% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the orders that convert beyond twelve months are for the U.S. Navy.  At June 30, 2018, 22% of our backlog was attributable to equipment for refinery project work, 11% for chemical and petrochemical projects, 7% for power projects, including nuclear, 56% for U.S. Navy projects and 4% for other industrial applications.  This split of backlog by end market is comparable to the levels on March 31, 2018.  At June 30, 2017, 18% of our backlog was attributable to equipment for refinery project work, 9% for chemical and petrochemical projects, 6% for power projects, including nuclear, 64% for U.S. Navy projects and 3% for other industrial applications.  At June 30, 2018, we had no projects on hold.

Outlook

Capital spending in the energy markets began to increase during the second half of fiscal 2018. Orders from customers in the refining market were much stronger in the second half of fiscal 2018 than the previous six quarters.  Orders in the chemical and petrochemical market did not exhibit the same growth as in the refining market, but have begun to increase in the first quarter of fiscal 2019.  Although orders in the commercial nuclear market improved in the last nine months, they remain weak.  At June 30, 2018, 56% of our backlog was for the U.S. Navy.  Approximately 20% to 25% of our long-lived U.S. Navy backlog is expected to begin to convert into revenue in fiscal 2019.  Our pipeline remains active, but somewhat unpredictable on a quarterly basis as our oil refining and chemical market customers continue to be cautious with moving projects forward.

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

We expect revenue in fiscal 2019 to be approximately $95,000 to $105,000.  We project that approximately 55% to 60% of our current backlog will convert to sales in the next twelve months.  We expect the remaining backlog will convert beyond fiscal 2019, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2019 to be in the 24% to 26% range, compared with 22% in fiscal 2018.  SG&A during fiscal 2019 is expected to be between $18,000 and $18,750.  Our effective tax rate during fiscal 2019 is expected to be between 20% and 22%.

We expect that cash flow in fiscal 2019 will continue to be moderate.  We continue to believe that the long-term outlook for the energy and petrochemical markets is good and expect we will have more clarity on the strength of the potential recovery as we progress through fiscal 2019.

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

As of June 30, 2018, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue under the overtime recognition model, fair value estimates of identifiable tangible and intangible assets acquired in business combinations, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.  For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2018.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2018 or March 31, 2018, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2019 were 54% of total sales compared with 29% for the same period of fiscal 2018.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In each of the first three months of fiscal 2019 and fiscal 2018, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the first three months of fiscal 2019 and 2018, our purchases in foreign currencies represented approximately 2% and 1% of the cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2018 and March 31, 2018, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions.  Although we believe that our customers differentiate our products on the basis of our manufacturing quality, responsive and flexible service, and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices.  The cost of metals and other materials used in our products can experience significant volatility, and as such, can impact our ability to reflect this volatility in our pricing.

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At June 30, 2018, we had no projects on hold.

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

JUNE 30, 2018

PART II - OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

During the first quarter of fiscal 2019, we directly withheld shares for tax withholding purposes from restricted stock awarded to officers that vested during the period.  Common stock repurchases in the quarter ended June 30, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

4/01/2018 – 4/30/2018	--	--	--	--
5/01/2018 – 5/31/2018	6	$25.24	--	--
6/01/2018 – 6/30/2018	--	--	--	--
Total	6	$25.24	--	--

Item 6.	Exhibits

(10)	Material Contracts

#	10.1

Compensation information, including information regarding stock option and restricted stock grants made to the Company's named executive officers under the 2000 Amended and Restated Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company's Current Report on Form 8-K dated May 30, 2018, is incorporated herein by reference.

#	10.2

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2018, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 30, 2018, is incorporated herein by reference.

#	10.3

Graham Corporation Annual Executive Cash Bonus Program in effect for the fiscal year ending March 31, 2018, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2018, is incorporated herein by reference.

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

Date: August 6, 2018