Form 10-Q
period 2018-09-30
GRAHAM CORP
filed 2018-11-08
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐   No  ☒

As of November 5, 2018, there were outstanding 9,832,498 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2018 and March 31, 2018 and for the Three and Six-Month Periods Ended September 30, 2018 and 2017

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$21,441	$17,224	$50,992	$38,075
Cost of products sold	15,214	13,483	37,623	29,556
Gross profit	6,227	3,741	13,369	8,519
Other expenses and income:
Selling, general and administrative	4,718	3,671	9,269	7,325
Selling, general and administrative – amortization	60	60	119	118
Restructuring charge	—	316	—	316
Other income	(206)	(120)	(412)	(239)
Interest income	(351)	(162)	(640)	(313)
Interest expense	1	2	3	5
Total other expenses and income	4,222	3,767	8,339	7,212
Income (loss) before provision (benefit) for income taxes	2,005	(26)	5,030	1,307
Provision (benefit) for income taxes	178	(36)	880	362
Net income	1,827	10	4,150	945
Retained earnings at beginning of period	99,427	110,600	99,011	110,544
Cumulative effect of change in accounting principle, net of income tax benefit of $301	—	—	(1,022)	—
Dividends	(983)	(879)	(1,868)	(1,758)
Retained earnings at end of period	$100,271	$109,731	$100,271	$109,731
Per share data
Basic:
Net income	$0.19	$—	$0.42	$0.10
Diluted:
Net income	$0.19	$—	$0.42	$0.10
Weighted average common shares outstanding:
Basic	9,832	9,769	9,810	9,759
Diluted	9,848	9,775	9,826	9,767
Dividends declared per share	$0.10	$0.09	$0.19	$0.18

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Net income	$1,827	$10	$4,150	$945
Other comprehensive income:
Foreign currency translation adjustment	(134)	86	(333)	140
Defined benefit pension and other postretirement plans net of income tax expense of $48 and $93, for the three months ended September 30, 2018 and 2017, respectively, and $97 and $186 for the six months ended September 30, 2018 and 2017, respectively	170	170	340	340
Total other comprehensive income	36	256	7	480
Total comprehensive income	$1,863	$266	$4,157	$1,425

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2018	2018
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$23,378	$40,456
Investments	55,611	36,023
Trade accounts receivable, net of allowances ($406 and $339 at September 30 and March 31, 2018, respectively)	15,556	17,026
Unbilled revenue	10,582	8,079
Inventories	20,763	11,566
Prepaid expenses and other current assets	1,572	772
Income taxes receivable	1,782	1,478
Total current assets	129,244	115,400
Property, plant and equipment, net	16,476	17,052
Prepaid pension asset	4,945	4,369
Goodwill	1,222	1,222
Permits	1,700	1,700
Other intangible assets, net	3,298	3,388
Other assets	173	202
Total assets	$157,058	$143,333
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$50	$88
Accounts payable	9,317	16,151
Accrued compensation	5,604	4,958
Accrued expenses and other current liabilities	3,541	2,885
Customer deposits	30,539	13,213
Total current liabilities	49,051	37,295
Capital lease obligations	41	55
Deferred income tax liability	1,446	1,427
Accrued pension liability	613	565
Accrued postretirement benefits	653	642
Total liabilities	51,804	39,984
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized, 10,642 and 10,579 shares issued and 9,833 and 9,772 shares outstanding at September 30 and March 31, 2018, respectively	1,064	1,058
Capital in excess of par value	24,572	23,826
Retained earnings	100,271	99,011
Accumulated other comprehensive loss	(8,243)	(8,250)
Treasury stock (809 and 807 shares at September 30 and March 31, 2018, respectively)	(12,410)	(12,296)
Total stockholders’ equity	105,254	103,349
Total liabilities and stockholders’ equity	$157,058	$143,333

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2018	2017
Operating activities:	(Dollar amounts in thousands)
Net income	$4,150	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	980	993
Amortization	119	118
Amortization of unrecognized prior service cost and actuarial losses	437	525
Stock-based compensation expense	534	149
Loss on disposal or sale of property, plant and equipment	30	1
Deferred income taxes	207	106
(Increase) decrease in operating assets:
Accounts receivable	2,656	151
Unbilled revenue	(5,276)	3,186
Inventories	3,652	846
Prepaid expenses and other current and non-current assets	(679)	(774)
Income taxes receivable	(303)	(1,507)
Prepaid pension asset	(576)	(478)
Increase (decrease) in operating liabilities:
Accounts payable	(6,097)	(3,166)
Accrued compensation, accrued expenses and other current and non-current liabilities	1,086	(864)
Customer deposits	4,096	560
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	59	57
Net cash provided by operating activities	5,075	848
Investing activities:
Purchase of property, plant and equipment	(367)	(431)
Proceeds from disposal of property, plant and equipment	—	1
Purchase of investments	(64,611)	(25,000)
Redemption of investments at maturity	45,023	18,000
Net cash used by investing activities	(19,955)	(7,430)
Financing activities:
Principal repayments on capital lease obligations	(52)	(51)
Issuance of common stock	171	—
Dividends paid	(1,868)	(1,758)
Purchase of treasury stock	(146)	(119)
Net cash used by financing activities	(1,895)	(1,928)
Effect of exchange rate changes on cash	(303)	138
Net decrease in cash and cash equivalents	(17,078)	(8,372)
Cash and cash equivalents at beginning of year	40,456	39,474
Cash and cash equivalents at end of period	$23,378	$31,102

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

The Company's results of operations and cash flows for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2019 ("fiscal 2019").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Product Line	2018	2017	2018	2017
Heat transfer equipment	$6,173	$4,654	$10,331	$10,983
Vacuum equipment	7,842	4,889	25,058	11,412
All other	7,426	7,681	15,603	15,680
Net sales	$21,441	$17,224	$50,992	$38,075

Geographic Region
Asia	$1,876	$2,599	$4,625	$5,964
Canada	3,473	1,844	15,123	3,199
Middle East	464	1,015	899	1,935
South America	68	441	192	570
U.S.	15,073	11,146	28,526	25,975
All other	487	179	1,627	432
Net sales	$21,441	$17,224	$50,992	$38,075

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.   Revenue from contracts that is recognized upon shipment accounted for approximately 35% of revenue for each of the three-month and six-month periods ended September 30, 2018 and revenue from contracts that is recognized over time accounted for approximately 65% of revenue for each of the three-month and six-month periods ended September 30, 2018.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2018	April 1, 2018	Change

Unbilled revenue (contract assets)	$10,582	$6,092	$4,490
Customer deposits (contract liabilities)	(30,539)	(26,585)	(3,954)
Net contract liabilities	$(19,957)	$(20,493)	$536

   Contract liabilities at September 30, 2018 and April 1, 2018 include $5,571 and $2,220, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Consolidated Balance Sheets and within Note 15, includes corresponding balances at September 30, 2018 and April 1, 2018, respectively.  Revenue recognized in the three-month and six-month periods ended September 30, 2018 that was included in the contract liability balance at April 1, 2018 was $2,674 and $8,926, respectively.  Changes in the net contract liability balance during the six-month period ended September 30, 2018 were impacted by a $4,490 increase in contract assets, of which $7,596 was due to contract progress offset by invoicing to customers of $3,106.  In addition, contract liabilities decreased $3,954 driven by revenue recognized in the current period that was included in the contract liability balance at April 1, 2018 offset by new customer deposits of $12,880.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $938 and $1,124 at September 30, 2018 and March 31, 2018, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $141 and $118 at September 30 and April 1, 2018, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $42 and $82 in the three-month and six-month periods ended September 30, 2018, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog.  As of September 30, 2018, the Company had remaining unsatisfied performance obligations of $127,796.  The Company expects to recognize revenue on approximately 55% to 60% of the remaining performance obligations within one year, 10% to 20% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at September 30, 2018 are scheduled to mature on or before May 2, 2019.

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

Major classifications of inventories are as follows:

	September 30,	March 31,
	2018	2018
Raw materials and supplies	$2,873	$3,095
Work in process	16,785	17,546
Finished products	1,105	1,034
	20,763	21,675
Less - progress payments	—	10,109
Total	$20,763	$11,566

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
At September 30, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,402	$—	$1,298
Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

At March 31, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,312	$—	$1,388
Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

Intangible assets are amortized on a straight-line basis over the estimated useful lives.  Intangible amortization expense for each of the three-month periods ended September 30, 2018 and 2017 was $45.  Intangible amortization expense for each of the six-month periods ended September 30, 2018 and 2017 was $90.  As of September 30, 2018, amortization expense is estimated to be $90 for the remainder of fiscal 2019 and $180 in each of the fiscal years ending March 31, 2020, 2021, 2022 and 2023.

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

No restricted stock awards were granted in the three-month periods ended September 30, 2018 and 2017.  Restricted stock awards granted in the six-month periods ended September 30, 2018 and 2017 were 53 and 59, respectively.  Restricted shares of 27 and 30 granted to officers in the first six months of fiscal 2019 and fiscal 2018, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 20 and 22 granted to officers and key employees in the first six months of fiscal 2019 and fiscal 2018, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 6 and 7 granted to directors in the first six months of fiscal 2019 and fiscal 2018, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or six-month periods ended September 30, 2018 and 2017.

During the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $274 and $216, respectively.  The income tax benefit recognized related to stock-based compensation was $60 and $76 for the three months ended September 30, 2018 and 2017, respectively.  During the six months ended September 30, 2018 and 2017, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $534 and $149, respectively.  The income tax benefit recognized related to stock-based compensation was $118 and $53 for the six months ended September 30, 2018 and 2017, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (i) last, (ii) first or (iii) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During each of the three months and six months ended September 30, 2018 and 2017, no stock-based compensation costs were recognized related to the ESPP.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic income per share
Numerator:
Net income	$1,827	$10	$4,150	$945
Denominator:
Weighted average common shares outstanding	9,832	9,769	9,810	9,759
Basic income per share	$.19	$—	$.42	$.10
Diluted income per share
Numerator:
Net income	$1,827	$10	$4,150	$945
Denominator:
Weighted average common shares outstanding	9,832	9,769	9,810	9,759
Stock options outstanding	16	6	16	8
Weighted average common and potential common shares outstanding	9,848	9,775	9,826	9,767
Diluted income per share	$.19	$—	$.42	$.10

       Options to purchase a total of 16 shares of common stock were outstanding at September 30, 2017, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$492	$291	$493	$538
Expense (income) for product warranties	(37)	78	11	(82)
Product warranty claims paid	(106)	(68)	(155)	(155)
Balance at end of period	$349	$301	$349	$301

Income of $37 for product warranties in the three months ended September 30, 2018 and the income of $82 in the six months ended September 30, 2017 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $3 and $5 in the six-month periods ended September 30, 2018 and 2017, respectively.  Income taxes paid for the six months ended September 30, 2018 and 2017 were $976 and $1,762, respectively.

In the six months ended September 30, 2018 and 2017, non-cash activities included the issuance of treasury stock valued at $78 and $63, respectively, to the Company’s ESPP.

At September 30, 2018 and 2017, respectively, there were $68 and $0 of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$143	$150	$286	$299
Interest cost	335	355	670	711
Expected return on assets	(765)	(745)	(1,531)	(1,489)
Amortization of actuarial loss	211	254	423	507
Net pension (income) cost	$(76)	$14	$(152)	$28

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2018 and expects to make contributions of approximately $2 for the balance of fiscal 2019.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest cost	$6	$7	$12	$13
Amortization of actuarial loss	7	9	14	19
Net postretirement benefit cost	$13	$16	$26	$32

The Company paid no benefits related to its postretirement benefit plan during the six months ended September 30, 2018.  The Company expects to pay benefits of approximately $83 for the balance of fiscal 2019.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $110 and $122 on September 30, 2018 and March 31, 2018, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2018, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at either September 30, 2018 or March 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings.  The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded an income tax benefit of $971 related to such re-measurement in fiscal 2018.  The Company is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of the deferred tax asset and liability balances or potentially give rise to new deferred tax amounts.

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

The Tax Act also includes two new U.S. tax base-erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions, beginning in 2018.  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on its foreign subsidiary’s tangible assets.  The incremental U.S. tax on GILTI income beginning in 2018 is estimated to be approximately $30.  The Company has elected to account for GILTI tax in the period in which it is incurred.  The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  The Company does not expect it will be subject to this tax.

The Tax Act also provides tax incentives to U.S. companies to earn income from the sale, lease or license of goods and services abroad in the form of a deduction for foreign-derived intangible income (“FDII”).  FDII is taxed at an effective rate of 13.125% for taxable years beginning after December 31, 2017.  The Company’s incremental U.S. tax savings on FDII beginning in fiscal 2019 is estimated to be approximately $200.

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included the amount in its consolidated financial statements for fiscal 2018.  As of March 31, 2018, the Company had completed the majority of its accounting for the tax effects of the Tax Act.  Its preliminary estimate of the deemed repatriated earnings and the re-measurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters that may require further adjustments and changes in estimates, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the E&P of its foreign subsidiary, the filing of its tax returns, U.S. Treasury regulations expected to be issued, and administrative interpretations or court decisions interpreting the Tax Act.  During the three-month and six-month periods ended September 30, 2018, there were no changes made to the provisional amounts recorded in fiscal 2018.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2018 and 2017 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2018	$(8,599)	$349	$(8,250)
Other comprehensive income before reclassifications	—	(333)	(333)
Amounts reclassified from accumulated other comprehensive loss	340	—	340
Net current-period other comprehensive income	340	(333)	7
Balance at September 30, 2018	$(8,259)	$16	$(8,243)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2017	$(8,439)	$5	$(8,434)
Other comprehensive income before reclassifications	—	140	140
Amounts reclassified from accumulated other comprehensive loss	340	—	340
Net current-period other comprehensive income	340	140	480
Balance at September 30, 2017	$(8,099)	$145	$(7,954)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income and Retained Earnings
	Three Months Ended
	September 30,
	2018		2017
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(218)	(1)	$(263)	(1)	Income before provision for income taxes
	(48)		(93)		Provision for income taxes
	$(170)		$(170)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income and Retained Earnings
	Six Months Ended
	September 30,
	2018		2017
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(437)	(1)	$(526)	(1)	Income before provision for income taxes
	(97)		(186)		Provision for income taxes
	$(340)		$(340)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING CHARGE:

In the second quarter of fiscal 2018, the Company aligned its workforce with market conditions by reducing the number of management, office and manufacturing positions.  As a result, a restructuring charge of $316 was recognized in the three months and six months ended September 30, 2017.  The restructuring charge included severance and related employee benefit costs.  The charge is included in the caption “Restructuring Charge” in the Condensed Consolidated Statements of Income and Retained Earnings for the three months and six months ended September 30, 2017.   The reconciliation of the changes in the restructuring reserve is as follows:

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2018	2017
Balance at beginning of period	$18	$120
Expense for restructuring	—	316
Amounts paid for restructuring	(18)	(76)
Balance at end of period	$—	$360

The liability of $18 at March 31, 2018 is included in the caption “Accrued Compensation” in the Condensed Consolidated Balance Sheet.

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

The following tables present the impact of adoption of the new revenue recognition standard on the Consolidated Statements of Income and Balance Sheet:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change
Consolidated Statements of Income
Net sales	$21,441	$22,613	$(1,172)	$50,992	$49,135	$1,857
Cost of products sold	15,214	16,136	(922)	37,623	35,776	1,847
Gross profit	6,227	6,477	(250)	13,369	13,359	10
Selling, general and administrative	4,718	4,808	(90)	9,269	9,284	(15)
Income before provision for income taxes	2,005	2,165	(160)	5,030	5,005	25
Provision for income taxes	178	217	(39)	880	874	6
Net income	1,827	1,948	(121)	4,150	4,131	19

	September 30,
	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change
Balance Sheet
Assets
Trade accounts receivable, net of allowances	$15,556	$12,097	$3,459
Unbilled revenue	10,582	11,671	(1,089)
Inventories	20,763	9,960	10,803
Prepaid expenses and other current assets	1,572	1,430	142
Other assets	173	147	26

Liabilities and stockholders’ equity
Accounts payable	9,317	10,037	(720)
Accrued compensation	5,604	5,800	(196)
Accrued expenses and other current liabilities	3,541	3,625	(84)
Customer deposits	30,539	14,957	15,582
Deferred income tax liability	1,446	1,711	(265)

Stockholders’ equity
Retained earnings	100,271	101,254	(983)
Accumulated other comprehensive loss	(8,243)	(8,251)	8

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet.  This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting guidance.  As a result, the effect of leases on the consolidated statement of comprehensive income and the consolidated statement of cash flows is largely unchanged from previous generally accepted accounting principles.  The guidance requires application on a modified retrospective basis based on the earliest period presented in the consolidated financial statements.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements,” which provides an additional transition method that allows entities to initially apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  In addition, the guidance provides a practical expedient that allows entities to account for lease components and associated nonlease components as a single component if specific conditions are met.  The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Earlier application is permitted. The Company believes the adoption of this ASU may have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to its Consolidated Balance Sheet, however, it does not expect the guidance to have a material impact on its Consolidated Statement of Operations or Cash Flows.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715)," which amended its guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amended guidance requires the service cost component be disaggregated from the other components of net benefit cost.  The service cost component of expense is required to be reported in the income statement in the same line item as other compensation costs within income from operations.  The other components of net benefit cost are required to be presented separately from the service cost component outside of income from operations.  The amended guidance also allows only the service cost component of net benefit cost to be eligible for capitalization.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted the amended guidance in the first quarter of fiscal 2019.  The amended guidance was applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the Consolidated Statements of Income and Retained Earnings.  In addition, the amended guidance was applied prospectively for the capitalization of the service cost component of net benefit cost.  The amended guidance allows for a practical expedient that permits the use of amounts previously disclosed in the Employee Benefit Plans Note to the Consolidated Financial Statements within prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company elected this practical expedient for the prior period presentation.  The adoption of this amended guidance resulted in the reclassification of net benefit income of $89 and $31 from compensation costs included in Cost of products sold and Selling, general and administrative expense, respectively, to Other income in the Consolidated Statement of Income and Retained Earnings for the three months ended September 30, 2017 and the reclassification of net benefit income of $177 and $62 from compensation costs included in Cost of products sold and Selling, general and administrative expense, respectively, to Other income in the Consolidated Statement of Income and Retained Earnings for the six months ended September 30, 2017.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)," which removes disclosures that no longer are considered cost beneficial, clarifies specific disclosure requirements and adds disclosure requirements identified as relevant for defined benefit pension and other postretirement benefit plans.  This amendment is effective for fiscal years ending after December 15, 2020.  Early adoption is permitted. The amendment requires application on a retrospective basis to all periods presented.  The Company believes the adoption of this ASU will not have a material impact on its Consolidated Financial Statements.

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

Our current fiscal year (which we refer to as “fiscal 2019”) ends March 31, 2019.

Highlights

Highlights for the three and six months ended September 30, 2018 include:

•

Net sales for the second quarter of fiscal 2019 were $21,441, up 24% compared with $17,224 for the second quarter of the fiscal year ended March 31, 2018 (we refer to the fiscal year ended March 31, 2018 as "fiscal 2018").  Net sales for the first six months of fiscal 2019 were $50,992, up 34% compared with net sales of $38,075 for the first six months of fiscal 2018.

•

Net income and income per diluted share for the second quarter of fiscal 2019 were $1,827 and $0.19, compared with $10 and $0.00, respectively, for the second quarter of fiscal 2018 (excluding a restructuring charge in the comparison fiscal 2018 period, net income and income per diluted share were $234 and $0.02, respectively).  Net income and income per diluted share for the first six months of fiscal 2019 were $4,150 and $0.42, respectively, compared with net income of $945 and income per diluted share of $0.10 for the first six months of fiscal 2018 (excluding a restructuring charge, net income and income per diluted share for the first six months of fiscal 2018 were $1,169 and $0.12, respectively).

•

Orders booked in the second quarter of fiscal 2019 were $34,416, up 101% compared with the second quarter of fiscal 2018 when orders were $17,087.  Orders booked in the first six months of fiscal 2019 were $56,393, up 100% compared with the first six months of fiscal 2018, when orders were $28,151.

•	Backlog was a record at $127,796 at September 30, 2018, compared with $114,855 at June 30, 2018 and $117,946 at March 31, 2018.
•

Gross profit margin and operating margin for the second quarter of fiscal 2019 were 29% and 7%, respectively, compared with 22% and 0%, respectively, for the second quarter of fiscal 2018.  Gross profit margin and operating margin for the first six months of fiscal 2019 were 26% and 8%, respectively, compared with 22% and 2%, respectively, for the first six months of fiscal 2018.

•	Cash and short-term investments at September 30, 2018 were $78,989, compared with $76,479 at March 31, 2018.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Part 1, Item 1A of this Quarterly Report on Form 10-Q and  in our Annual Report on Form 10-K for fiscal 2018.

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;

•sources of revenue and anticipated revenue, including the contribution from anticipated growth;

•expectations regarding achievement of revenue and profitability expectations;

•plans for future products and services and for enhancements to existing products and services;

•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	tariff and trade relations issues between the United States and its trading partners;
•	our ability to affect our growth and acquisition strategy;
•	our ability to expand nuclear power work into new markets;
•	our ability to maintain or expand nuclear power work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

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

Current Market Conditions

Our global energy and petrochemical markets began to show signs of improvement during the second half of fiscal 2018.  The stabilization and subsequent increases in crude oil prices as well as general global economic improvement have led to increased activity by our customers in the downstream energy sector.  Customers have begun to invest in upgrading and turnaround maintenance for existing facilities and are beginning to look at new capacity.  While this additional activity is encouraging, we cannot predict the pace at which a recovery will progress or if it will continue.  On the contrary, capital spending in the nuclear market, for both new capacity and to maintain existing facilities, continues to be weak, reportedly down 25% to 35% compared with its most recent peak in 2012, as reported by the Nuclear Energy Institute.

Our long-term view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in continued capital investment to satisfy increasing global energy demand. These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business resulting from our strategic actions to increase our market share, our successful performance, and to satisfy expected demand.

We believe the long-term outlook in our key markets supports our growth plans. In the near term, new order levels are expected to remain variable, resulting in both relatively strong and weak periods, however, we believe order activity in the long term will be significantly improved compared with fiscal 2018.

The chart below shows the impact of our diversification strategy.   Nearly 60% of our current backlog is from markets not served by us in the Fiscal 2007-2009 time frame.

Diversification

strategy impact

                                   *FYE refers to fiscal year ended March 31

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$21,441	$17,224	$50,992	$38,075
Gross profit	$6,227	$3,741	$13,369	$8,519
Gross profit margin	29%	22%	26%	22%
SG&A expense (1)	$4,778	$3,731	$9,388	$7,443
SG&A as a percent of sales	22%	22%	18%	20%
Net income	$1,827	$10	$4,150	$945
Diluted income per share	$0.19	$—	$0.42	$0.10
Total assets	$157,058	$147,853	$157,058	$147,853
Total assets excluding cash, cash equivalents and investments	$78,069	$75,751	$78,069	$75,751

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The Second Quarter and First Six Months of Fiscal 2019 Compared With the Second Quarter and First Six Months of Fiscal 2018

Sales for the second quarter of fiscal 2019 were $21,441, a 24% increase as compared with sales of $17,224 for the second quarter of fiscal 2018.  Sales in the second quarter would have been $1,172 higher without the impact from the required adoption of the revenue recognition accounting standard change described in Note 15 of our Condensed Consolidated Financial Statements.  Our domestic sales, as a percentage of aggregate product sales, were 70% in the second quarter of fiscal 2019 compared with 65% in the second quarter of fiscal 2018.  Domestic sales year-over-year increased $3,926, or 35%.  International sales increased $291, or 5%, in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018.  Sales in the three months ended September 30, 2018 were 45% to the refining industry, 18% to the chemical and petrochemical industries, 10% to the power industry, including the nuclear market, and 27% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended September 30, 2017 were 28% to the refining industry, 33% to the chemical and petrochemical industries, 11% to the power industry, including the nuclear market, and 28% to other commercial and industrial applications, including the U.S. Navy.  Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first six months of fiscal 2019 were $50,992, an increase of $12,917, or 34% compared with sales of $38,075 for the first six months of fiscal 2018.  Included in sales for the first six months of fiscal 2019 was $1,857 related to the impact from the required adoption of the revenue recognition accounting standard change described in Note 15 of our Condensed Consolidated Financial Statements.   Our domestic sales, as a percentage of aggregate product sales, were 56% in the first six months of fiscal 2019 compared with 68% in the same period in fiscal 2018.  Domestic sales increased $2,551, or 10%, while international sales increased by $10,366, or 86%; primarily driven by one large project in Canada.  International sales accounted for 44% and 32% of total sales for the first six months of fiscal 2019 and fiscal 2018, respectively.  Sales in the first six months of fiscal 2019 were 58% to the refining industry, 13% to the chemical and petrochemical industries, 10% to the power industry, including the nuclear market, and 19% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first six months of fiscal 2018 were 22% to the refining industry, 34% to the chemical and petrochemical industries, 15% to the power industry, including the nuclear market, and 29% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the second quarter of fiscal 2019 was 29% compared with 22% for the second quarter of fiscal 2018.  Gross profit for the second quarter of fiscal 2019 increased 66% compared with the second quarter of fiscal 2018, to $6,227 from $3,741.  Gross profit was impacted by higher sales, and margins were impacted by improved pricing and mix of projects, as well as a few higher quality projects, compared with a very weak fiscal 2018.

Our gross profit margin for the first six months of fiscal 2019 was 26% compared with 22% for the first six months of fiscal 2018.  Gross profit for the first six months of fiscal 2019 increased 57% compared with the second quarter of fiscal 2018, to $13,369 from $8,519.  The increase in gross profit was due to greater volume (sales up 34%) and gross margins which were impacted by improved pricing and mix of projects compared with a very weak fiscal 2018.

SG&A expenses as a percent of sales for the three and six-month periods ended September 30, 2018 were 22% and 18%, respectively.  SG&A expenses in the second quarter of fiscal 2019 were $4,778, an increase of $1,047, or 28%, compared with the second quarter of fiscal 2018 SG&A expenses of $3,731.  SG&A expenses in the first six months of fiscal 2019 were $9,388, an increase of $1,945, or 26%, compared with the first six months of fiscal 2018 SG&A expenses of $7,443.  The increase in the second quarter and fiscal year-to-date spending was primarily driven by compensation costs, including new hires to support the Company’s anticipated market expansion and variable performance-driven compensation costs.

In the second quarter of fiscal 2018, we incurred a pre-tax restructuring charge of $316 ($224 after tax) for severance costs related to certain headcount reductions.  No comparable charge was incurred in fiscal 2019.

Interest income for the three and six-month periods ended September 30, 2018 was $351 and $640, respectively, compared with $162 and $313, respectively, for the same periods ended September 30, 2017.  Interest expense for the three and six-month periods ended September 30, 2018 was $1 and $3, respectively, compared with $2 and $5, respectively, for the same periods ended September 30, 2017.

Our effective tax rate for the three and six-month periods ended September 30, 2018 was 9% and 18%, respectively.  The low effective tax rate in the second quarter of fiscal 2019 reflects a cumulative adjustment in the quarter due to a reduction in the full year effective tax rate for the U.S. portion of our earnings from 21% to 19%.  The effective tax rate in the six-month period ended

September 30, 2017 was 28% (the rate in the second quarter of fiscal 2018 was not a meaningful comparison).  The reduction in rates is due to the change in U.S. federal tax rates from the Tax Cuts and Jobs Act signed into law on December 22, 2017 (the “Tax Act”).

Net income and income per diluted share for the second quarter of fiscal 2019 were $1,827 and $0.19, compared with $10 and $0.00, respectively, for the second quarter of fiscal 2018 (excluding a restructuring charge, net income and income per diluted share for the second quarter of fiscal 2018 were $234 and $0.02, respectively).  Net income and income per diluted share for the first six months of fiscal 2019 were $4,150 and $0.42, respectively, compared with net income of $945 and income per diluted share of $0.10 for the first six months of fiscal 2018 (excluding a restructuring charge, net income and income per diluted share for the first six months of fiscal 2018 were $1,169 and $0.12, respectively).

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2018	2018
Cash and investments	$78,989	$76,479
Working capital	80,193	78,105
Working capital ratio(1)	2.6	3.1
Working capital excluding cash and investments	1,204	1,626
Working capital excluding cash and investments as a percent of net sales(2)	1.3%	2.1%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash generated by operating activities for the first six months of fiscal 2019 was $5,075, compared with $848 for the first six months of fiscal 2018.  The increase in cash generation year over year was attributable to improved net income, an increase in customer deposits, lower changes in inventory and accounts receivable partially offset by greater changes in unbilled revenue and accounts payable.

Dividend payments and capital expenditures in the first six months of fiscal 2019 were $1,868 and $367, respectively, compared with $1,758 and $431, respectively, for the first six months of fiscal 2018.

Capital expenditures for fiscal 2019 are expected to be between approximately $2,000 and $2,500.  Approximately 75-80% of our fiscal 2019 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Cash and investments were $78,989 on September 30, 2018 compared with $76,479 on March 31, 2018, up $2,510.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on September 30, 2018 and March 31, 2018 were $6,953 and $8,233, respectively.  The outstanding letters of credit as of September 30, 2018 were issued by JP Morgan Chase, HSBC, as well as Bank of America (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at September 30, 2018 and March 31, 2018.  The borrowing rate under our JP Morgan Chase facility as of September 30, 2018 was the bank’s prime rate, or 5.25%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,196 and $24,336 at September 30, 2018 and March 31, 2018, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended September 30, 2018 were $34,416 compared with $17,087 for the same period in the prior year, an increase of 101%.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 58% of total orders, or $19,970, and international orders were 42% of total orders, or $14,446, in the current quarter compared with the second quarter of fiscal 2018, when domestic orders were 84%, or $14,436, of total orders, and international orders were 16%, or $2,651, of total orders.

During the first six months of fiscal 2019, orders were $56,393, compared with $28,151 for the same period of fiscal 2018, an increase of $28,242, or 100%.  For the first six months of fiscal 2019, refining orders increased by $14,847, chemical and petrochemical increased by $14,500, power industry increased $4,233 and other commercial and industrial applications, including the U.S. Navy, decreased by $5,338.  See “Current Market Conditions” for additional information.

Backlog was an all-time record at $127,796 at September 30, 2018, compared with $117,946 at March 31, 2018, an 8% increase, and up from $114,855 at June 30, 2018.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 55% to 60% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At September 30, 2018, 24% of our backlog was attributable to equipment for refinery project work, 16% for chemical and petrochemical projects, 6% for power projects, including nuclear, 51% for U.S. Navy projects and 3% for other industrial applications.  At September 30, 2017, 15% of our backlog was attributed to equipment for refinery project work, 6% for chemical and petrochemical projects, 5% for power projects, 69% for U.S. Navy projects and 5% for other industrial applications.  At September 30, 2018, we had no projects on hold.

Outlook

Capital spending in the energy markets we serve began to increase during the second half of fiscal 2018. Orders from customers in the refining market were much stronger in the second half of fiscal 2018 than the previous six quarters.  Orders in the chemical and petrochemical market did not exhibit the same growth as in the refining market, but have increased in the first six months of fiscal 2019.  Although orders in the commercial nuclear market improved in the last nine months, they remain weak.  At September 30, 2018, 51% of our backlog was for the U.S. Navy.  Approximately 10% to 15% of our long-lived U.S. Navy backlog is expected to begin to convert into revenue in the remaining six months of fiscal 2019.  Our pipeline continues to be robust, but quarterly fluctuations in order levels are likely to occur.

We continue to believe in the long-term strength of the energy and petrochemical markets.  Coupled with our diversification strategy with the U.S. Navy and the power market, we believe this long-term strength in our markets will support our goal to significantly grow our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

We expect revenue in fiscal 2019 to be approximately $98,000 to $105,000.  We project that approximately 55% to 60% of our current backlog will convert to sales in the next twelve months.  We expect the remaining backlog will convert beyond twelve months, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2019 to be in the 25% to 27% range, compared with 22% in fiscal 2018.  SG&A during fiscal 2019 is expected to be between $18,500 and $18,750.  Our effective tax rate during fiscal 2019 is expected to be approximately 20%.

We expect that cash flow in fiscal 2019 will be positive, however, the second half of fiscal 2019 will likely be more moderate than the first half of fiscal 2019.

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

As of September 30, 2018, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2018 or March 31, 2018, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three months and six months ended September 30, 2018 were 30% and 44%, respectively, of total sales compared with 35% and 32%, respectively, for the same period of fiscal 2018.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and six months of fiscal 2019 and fiscal 2018, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In each of the first three and six months of fiscal 2019, our purchases in foreign currencies represented 2% of cost of products sold.  In the first three and six months of fiscal 2018, our purchases in foreign currencies represented 2% and 1% of cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2018 and March 31, 2018, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions.  Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices.  Depending on where our markets are in the cycle, we can experience strong or weak price levels.

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At September 30, 2018, we had no projects on hold.

Item 4.Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our President and Chief Executive Officer (principal executive officer) and Vice President-Finance & Administration and Chief Financial Officer (principal financial officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President-Finance & Administration and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2018

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The following risk factors include any material changes to the Company’s previously disclosed risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2018.  Any risk factor that has not been updated or included below remains as previously reported in Part I, Item 1A of the Annual Report on Form 10-K for fiscal 2018 and no material changes to such risk factors have occurred since the filing of such report.

Tariffs imposed by the U.S. and those imposed in response by other countries, including China, as well as rapidly changing trade relations, could materially and adversely affect our business and results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from the U.S.  Throughout 2018, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly high-end steel and steel related products, may add significant costs to us and make our products more expensive. As a result, our products could become less attractive to customers outside the U.S. and our profit margins negatively impacted.  Accordingly, continued tariffs may weaken relationships with certain of our trading partners and may adversely affect our financial performance and results of operations.  When beneficial to us, we may consider alternate sourcing options, including off shore subcontracting, in order to minimize the impact of the tariffs.  Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

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

Date: November 8, 2018