Form 10-Q
period 2018-12-31
GRAHAM CORP
filed 2019-02-01
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes  ☐   No  ☒

As of January 30, 2019, there were outstanding 9,834,082 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2018 and March 31, 2018 and for the Three and Nine-Month Periods Ended December 31, 2018 and 2017

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$17,198	$17,281	$68,190	$55,356
Cost of products sold	13,456	13,785	51,079	43,341
Gross profit	3,742	3,496	17,111	12,015
Other expenses and income:
Selling, general and administrative	4,249	4,037	13,518	11,362
Selling, general and administrative – amortization	59	59	178	177
Impairment of goodwill and intangible assets	—	14,816	—	14,816
Restructuring charge	—	—	—	316
Other income	(206)	(119)	(618)	(358)
Interest income	(404)	(142)	(1,044)	(455)
Interest expense	5	3	8	8
Total other expenses and income	3,703	18,654	12,042	25,866
Income (loss) before provision (benefit) for income taxes	39	(15,158)	5,069	(13,851)
(Benefit) provision for income taxes	(56)	(3,536)	824	(3,174)
Net income (loss)	95	(11,622)	4,245	(10,677)
Retained earnings at beginning of period	100,271	109,731	99,011	110,544
Cumulative effect of change in accounting principle, net of income tax benefit of $301	—	—	(1,022)	—
Dividends	(983)	(880)	(2,851)	(2,638)
Retained earnings at end of period	$99,383	$97,229	$99,383	$97,229
Per share data
Basic:
Net income (loss)	$0.01	$(1.19)	$0.43	$(1.09)
Diluted:
Net income (loss)	$0.01	$(1.19)	$0.43	$(1.09)
Weighted average common shares outstanding:
Basic	9,832	9,768	9,817	9,762
Diluted	9,845	9,768	9,832	9,762
Dividends declared per share	$0.10	$0.09	$0.29	$0.27

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Net income (loss)	$95	$(11,622)	$4,245	$(10,677)
Other comprehensive income:
Foreign currency translation adjustment	10	76	(323)	216
Defined benefit pension and other postretirement plans net of income tax expense (benefit) of $48 and $(17), for the three months ended December 31, 2018 and 2017, respectively, and $145 and $169 for the nine months ended December 31, 2018 and 2017, respectively	170	279	510	619
Total other comprehensive income	180	355	187	835
Total comprehensive income (loss)	$275	$(11,267)	$4,432	$(9,842)

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2018	2018
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$16,675	$40,456
Investments	63,732	36,023
Trade accounts receivable, net of allowances ($389 and $339 at December 31 and March 31, 2018, respectively)	15,157	17,026
Unbilled revenue	7,317	8,079
Inventories	22,525	11,566
Prepaid expenses and other current assets	1,671	772
Income taxes receivable	708	1,478
Total current assets	127,785	115,400
Property, plant and equipment, net	17,365	17,052
Prepaid pension asset	5,262	4,369
Goodwill	1,222	1,222
Permits	1,700	1,700
Other intangible assets, net	3,253	3,388
Other assets	174	202
Total assets	$156,761	$143,333
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$52	$88
Accounts payable	7,477	16,151
Accrued compensation	5,186	4,958
Accrued expenses and other current liabilities	3,822	2,885
Customer deposits	32,572	13,213
Total current liabilities	49,109	37,295
Capital lease obligations	109	55
Deferred income tax liability	1,437	1,427
Accrued pension liability	638	565
Accrued postretirement benefits	659	642
Total liabilities	51,952	39,984
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized, 10,641 and 10,579 shares issued and 9,832 and 9,772 shares outstanding at December 31 and March 31, 2018, respectively	1,064	1,058
Capital in excess of par value	24,835	23,826
Retained earnings	99,383	99,011
Accumulated other comprehensive loss	(8,063)	(8,250)
Treasury stock (809 and 807 shares at December 31 and March 31, 2018, respectively)	(12,410)	(12,296)
Total stockholders’ equity	104,809	103,349
Total liabilities and stockholders’ equity	$156,761	$143,333

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Operating activities:	(Dollar amounts in thousands)
Net income (loss)	$4,245	$(10,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,469	1,490
Amortization	178	177
Amortization of unrecognized prior service cost and actuarial losses	655	788
Impairment of goodwill and intangible assets	—	14,816
Stock-based compensation expense	797	362
Loss on disposal or sale of property, plant and equipment	30	1
Deferred income taxes	128	(3,498)
(Increase) decrease in operating assets:
Accounts receivable	3,050	(5,029)
Unbilled revenue	(2,011)	5,170
Inventories	1,813	352
Prepaid expenses and other current and non-current assets	(773)	(591)
Income taxes receivable	770	(1,605)
Prepaid pension asset	(893)	(770)
Increase (decrease) in operating liabilities:
Accounts payable	(8,136)	(1,005)
Accrued compensation, accrued expenses and other current and non-current liabilities	946	(1,593)
Customer deposits	6,177	5,400
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	90	86
Net cash provided by operating activities	8,535	3,874
Investing activities:
Purchase of property, plant and equipment	(1,471)	(543)
Proceeds from disposal of property, plant and equipment	—	1
Purchase of investments	(101,343)	(34,023)
Redemption of investments at maturity	73,633	30,000
Net cash used by investing activities	(29,181)	(4,565)
Financing activities:
Principal repayments on capital lease obligations	(81)	(78)
Issuance of common stock	171	—
Dividends paid	(2,851)	(2,638)
Purchase of treasury stock	(146)	(119)
Net cash used by financing activities	(2,907)	(2,835)
Effect of exchange rate changes on cash	(228)	211
Net decrease in cash and cash equivalents	(23,781)	(3,315)
Cash and cash equivalents at beginning of year	40,456	39,474
Cash and cash equivalents at end of period	$16,675	$36,159

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2018

(Dollar and share amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2018	10,579	$1,058	$23,826	$99,011	$(8,250)	$(12,296)	$103,349
Cumulative effect of change in accounting principle				(1,022)			(1,022)
Comprehensive income				2,323	(29)		2,294
Issuance of shares	59	6	96				102
Dividends				(885)			(885)
Recognition of equity-based compensation expense			260				260
Purchase of treasury stock						(146)	(146)
Balance at June 30, 2018	10,638	1,064	24,182	99,427	(8,279)	(12,442)	103,952
Comprehensive income				1,827	36		1,863
Issuance of shares	4		69				69
Dividends				(983)			(983)
Recognition of equity-based compensation expense			274				274
Issuance of treasury stock			47			32	79
Balance at September 30, 2018	10,642	1,064	24,572	100,271	(8,243)	(12,410)	105,254
Comprehensive income				95	180		275
Forfeiture of shares	(1)						—
Dividends				(983)			(983)
Recognition of equity-based compensation expense			263				263
Balance at December 31, 2018	10,641	$1,064	$24,835	$99,383	$(8,063)	$(12,410)	$104,809

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2017

(Dollar and share amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2017	10,548	$1,055	$23,176	$110,544	$(8,434)	$(12,231)	$114,110
Comprehensive income				935	224		1,159
Issuance of shares	32	3	(3)				—
Dividends				(879)			(879)
Recognition of equity-based compensation expense			(67)				(67)
Purchase of treasury stock						(119)	(119)
Balance at June 30, 2017	10,580	1,058	23,106	110,600	(8,210)	(12,350)	114,204
Comprehensive income				10	256		266
Dividends				(879)			(879)
Recognition of equity-based compensation expense			216				216
Issuance of treasury stock			38			24	62
Balance at September 30, 2017	10,580	1,058	23,360	109,731	(7,954)	(12,326)	113,869
Comprehensive income				(11,622)	355		(11,267)
Forfeiture of shares	(1)						—
Dividends				(880)			(880)
Recognition of equity-based compensation expense			213				213
Balance at December 31, 2017	10,579	$1,058	$23,573	$97,229	$(7,599)	$(12,326)	$101,935

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

The Company's results of operations and cash flows for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2019 ("fiscal 2019").

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  See Note 15 which discusses the Company’s application of the amended guidance related to the classification of pension and other postretirement benefit costs.

In the third quarter of fiscal 2019, the Company established Graham India Private Limited (“GIPL”) as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, will serve as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Product Line	2018	2017	2018	2017
Heat transfer equipment	$5,164	$7,608	$15,495	$18,591
Vacuum equipment	3,765	3,858	28,823	15,270
All other	8,269	5,815	23,872	21,495
Net sales	$17,198	$17,281	$68,190	$55,356

Geographic Region
Asia	$966	$2,264	$5,591	$8,228
Canada	549	1,847	15,672	5,046
Middle East	806	1,023	1,705	2,958
South America	47	485	239	1,055
U.S.	14,320	11,301	42,846	37,276
All other	510	361	2,137	793
Net sales	$17,198	$17,281	$68,190	$55,356

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.   Revenue from contracts that is recognized upon shipment accounted for approximately 50% and 40% of revenue in the three and nine months ended December 31, 2018, respectively, and revenue from contracts that is recognized over time accounted for approximately 50% and 60% of revenue in the three and nine months ended December 31, 2018.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2018	April 1, 2018	Change

Unbilled revenue (contract assets)	$7,317	$6,092	$1,225
Customer deposits (contract liabilities)	(32,572)	(26,585)	(5,987)
Net contract liabilities	$(25,255)	$(20,493)	$(4,762)

   Contract liabilities at December 31, 2018 and April 1, 2018 include $4,453 and $2,220, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Consolidated Balance Sheets and within Note 15, includes corresponding balances at December 31, 2018 and April 1, 2018, respectively.  Revenue recognized in the three and nine-month periods ended December 31, 2018 that was included in the contract liability balance at April 1, 2018 was $397 and $9,323, respectively.  Changes in the net contract liability balance during the nine-month period ended December 31, 2018 were impacted by a $1,225 increase in contract assets, of which $6,503 was due to contract progress offset by invoicing to customers of $5,278.  In addition, contract liabilities decreased $5,987 driven by revenue recognized in the nine-month period that was included in the contract liability balance at April 1, 2018 offset by new customer deposits of $15,310.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,027 and $1,124 at December 31, 2018 and March 31, 2018, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $126 and $118 at December 31, 2018 and April 1, 2018, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $33 and $115 in the three and nine months ended December 31, 2018, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of December 31, 2018, the Company had remaining unsatisfied performance obligations of $133,694.  The Company expects to recognize revenue on approximately 50% to 55% of the remaining performance obligations within one year, 10% to 20% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at December 31, 2018 are scheduled to mature on or before September 25, 2019.

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

Major classifications of inventories are as follows:

	December 31,	March 31,
	2018	2018
Raw materials and supplies	$2,747	$3,095
Work in process	16,254	17,546
Finished products	3,524	1,034
	22,525	21,675
Less - progress payments	—	10,109
Total	$22,525	$11,566

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
At December 31, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,447	$—	$1,253
Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

At March 31, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,312	$—	$1,388
Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

Intangible assets are amortized on a straight-line basis over the estimated useful lives.  Intangible amortization expense for each of the three-month periods ended December 31, 2018 and 2017 was $45.  Intangible amortization expense for each of the nine-month periods ended December 31, 2018 and 2017 was $135.  As of December 31, 2018, amortization expense is estimated to be $45 for the remainder of fiscal 2019 and $180 in each of the fiscal years ending March 31, 2020, 2021, 2022 and 2023.

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

No restricted stock awards were granted in the three-month periods ended December 31, 2018 and 2017.  Restricted stock awards granted in the nine-month periods ended December 31, 2018 and 2017 were 53 and 59, respectively.  Restricted shares of 27 and 30 granted to officers in the first nine months of fiscal 2019 and fiscal 2018, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 20 and 22 granted to officers and key employees in the first nine months of fiscal 2019 and fiscal 2018, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 6 and 7 granted to directors in the first nine months of fiscal 2019 and fiscal 2018, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or nine-month periods ended December 31, 2018 and 2017.

During the three months ended December 31, 2018 and 2017, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $263 and $213, respectively.  The income tax benefit recognized related to stock-based compensation was $59 and $24 for the three months ended December 31, 2018 and 2017, respectively.  During the nine months ended December 31, 2018 and 2017, the Company recognized stock-based compensation costs related to stock option and restricted stock awards of $797 and $362, respectively.  The income tax benefit recognized related to stock-based compensation was $177 and $77 for the nine months ended December 31, 2018 and 2017, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (i) last, (ii) first or (iii) lower of the last or first day of the six-month Offering Period, as defined in the ESPP.  A total of 200 shares of common stock may be purchased under the ESPP.  During each of the three months and nine months ended December 31, 2018 and 2017, no stock-based compensation costs were recognized related to the ESPP.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Basic income (loss) per share
Numerator:
Net income (loss)	$95	$(11,622)	$4,245	$(10,677)
Denominator:
Weighted average common shares outstanding	9,832	9,768	9,817	9,762
Basic income (loss) per share	$.01	$(1.19)	$.43	$(1.09)
Diluted income (loss) per share
Numerator:
Net income (loss)	$95	$(11,622)	$4,245	$(10,677)
Denominator:
Weighted average common shares outstanding	9,832	9,768	9,817	9,762
Stock options outstanding	13	—	15	—
Weighted average common and potential common shares outstanding	9,845	9,768	9,832	9,762
Diluted income (loss) per share	$.01	$(1.19)	$.43	$(1.09)

       None of the options to purchase shares of common stock which totaled 69 were included in the computation of diluted loss per share for the three and nine months ended December 31, 2017 as the effect would be anti-dilutive due to the net loss in the periods.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Balance at beginning of period	$349	$301	$493	$538
Expense (income) for product warranties	76	22	87	(59)
Product warranty claims paid	(15)	(22)	(170)	(178)
Balance at end of period	$410	$301	$410	$301

Income of $59 in the nine months ended December 31, 2017 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 - CASH FLOW STATEMENT:

Interest paid was $8 in each of the nine-month periods ended December 31, 2018 and 2017.  Income taxes paid (refunded) for the nine months ended December 31, 2018 and 2017 were $(74) and $1,801, respectively.

In the nine months ended December 31, 2018 and 2017, non-cash activities included the issuance of treasury stock valued at $79 and $62, respectively, to the Company’s ESPP.

At December 31, 2018 and 2017, there were $242 and $29, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

In the nine months ended December 31, 2018 and 2017, capital expenditures totaling $100 and $0, respectively, were financed through the issuance of capital leases.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension (income) cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost	$142	$149	$428	$448
Interest cost	335	356	1,005	1,067
Expected return on assets	(766)	(743)	(2,297)	(2,232)
Amortization of actuarial loss	212	253	635	760
Net pension (income) cost	$(77)	$15	$(229)	$43

The Company made contributions to its defined benefit pension plan of $30 during the nine months ended December 31, 2018 and does not expect to make contributions to the plan for the balance of fiscal 2019.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest cost	$7	$6	$19	$19
Amortization of actuarial loss	6	9	20	28
Net postretirement benefit cost	$13	$15	$39	$47

The Company paid no benefits related to its postretirement benefit plan during the nine months ended December 31, 2018.  The Company expects to pay benefits of approximately $83 for the balance of fiscal 2019.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $134 and $122 on December 31, 2018 and March 31, 2018, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2018, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at either December 31, 2018 or March 31, 2018.

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

The Tax Act also includes two new U.S. tax base-erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions, beginning in 2018.  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on its foreign subsidiary’s tangible assets.  The Company does not expect incremental U.S. tax on GILTI income beginning in 2018 due to the utilization of foreign tax credits. The Company has elected to account for GILTI tax in the period in which it is incurred.  The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  The Company does not expect it will be subject to this tax.

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

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included the amount in its consolidated financial statements for fiscal 2018.  As of March 31, 2018, the Company had completed the majority of its accounting for the tax effects of the Tax Act.  During the three-month and nine-month periods ended December 31, 2018, there were no changes made to the provisional amounts recorded in fiscal 2018.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2018 and 2017 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2018	$(8,599)	$349	$(8,250)
Other comprehensive income before reclassifications	—	(323)	(323)
Amounts reclassified from accumulated other comprehensive loss	510	—	510
Net current-period other comprehensive income	510	(323)	187
Balance at December 31, 2018	$(8,089)	$26	$(8,063)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2017	$(8,439)	$5	$(8,434)
Other comprehensive income before reclassifications	—	216	216
Amounts reclassified from accumulated other comprehensive loss	619	—	619
Net current-period other comprehensive income	619	216	835
Balance at December 31, 2017	$(7,820)	$221	$(7,599)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Three Months Ended
	December 31,
	2018		2017
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(218)	(1)	$(262)	(1)	Income before provision for income taxes
	(48)		17		Provision for income taxes
	$(170)		$(279)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Operations and Retained Earnings
	Nine Months Ended
	December 31,
	2018		2017
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(655)	(1)	$(788)	(1)	Income before provision for income taxes
	(145)		(169)		Provision for income taxes
	$(510)		$(619)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – RESTRUCTURING CHARGE:

In fiscal 2018, the Company aligned its workforce with market conditions by reducing the number of management, office and manufacturing positions.  As a result, a restructuring charge of $316 was recognized in the nine months ended December 31, 2017.  The restructuring charge included severance and related employee benefit costs.  The charge is included in the caption “Restructuring Charge” in the Condensed Consolidated Statements of Operations and Retained Earnings for the nine months ended December 31, 2017.   The reconciliation of the changes in the restructuring reserve is as follows:

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2018	2017
Balance at beginning of period	$18	$120
Expense for restructuring	—	316
Amounts paid for restructuring	(18)	(336)
Balance at end of period	$—	$100

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

The following tables present the impact of adoption of the new revenue recognition standard on the Consolidated Statements of Operations and Balance Sheet:

	Three Months Ended			Nine Months Ended
	December 31, 2018			December 31, 2018
	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change
Consolidated Statements of Operations
Net sales	$17,198	$18,278	$(1,080)	$68,190	$67,413	$777
Cost of products sold	13,456	14,406	(950)	51,079	50,182	897
Gross profit	3,742	3,872	(130)	17,111	17,231	(120)
Selling, general and administrative	4,249	4,264	(15)	13,518	13,548	(30)
Income before provision for income taxes	39	154	(115)	5,069	5,159	(90)
Provision (benefit) for income taxes	(56)	(36)	(20)	824	839	(15)
Net income	95	190	(95)	4,245	4,320	(75)

	December 31, 2018
	As Reported	Balances Without Adoption of Revenue Recognition Standard	Effect of Change
Consolidated Balance Sheet
Assets
Trade accounts receivable, net of allowances	$15,157	$14,114	$1,043
Unbilled revenue	7,317	8,095	(778)
Inventories	22,525	9,379	13,146
Prepaid expenses and other current assets	1,671	1,546	125
Other assets	174	156	18

Liabilities and stockholders’ equity
Accounts payable	7,477	7,404	73
Accrued compensation	5,186	5,355	(169)
Accrued expenses and other current liabilities	3,822	3,895	(73)
Customer deposits	32,572	17,389	15,183
Deferred income tax liability	1,437	1,732	(295)

Stockholders’ equity
Retained earnings	99,383	100,550	(1,167)
Accumulated other comprehensive loss	(8,063)	(8,065)	2

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet.  This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting guidance.  As a result, the effect of leases on the consolidated statement of comprehensive income and the consolidated statement of cash flows is largely unchanged from previous generally accepted accounting principles.  The guidance requires application on a modified retrospective basis based on the earliest period presented in the consolidated financial statements.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements,” which provides an additional transition method that allows entities to initially apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  In addition, the guidance provides a practical expedient that allows entities to account for lease components and associated nonlease components as a single component if specific conditions are met.  The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Earlier application is permitted. The Company believes the adoption of this ASU may have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to its Consolidated Balance Sheet, however, it does not expect the guidance to have a material impact on its Consolidated Statements of Operations or Cash Flows.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715)," which amended its guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amended guidance requires the service cost component be disaggregated from the other components of net benefit cost.  The service cost component of expense is required to be reported in the Statement of Operations in the same line item as other compensation costs within income from operations.  The other components of net benefit cost are required to be presented separately from the service cost component outside of income from operations.  The amended guidance also allows only the service cost component of net benefit cost to be eligible for capitalization.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted the amended guidance in the first quarter of fiscal 2019.  The amended guidance was applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the Consolidated Statements of Operations and Retained Earnings.  In addition, the amended guidance was applied prospectively for the capitalization of the service cost component of net benefit cost.  The amended guidance allows for a practical expedient that permits the use of amounts previously disclosed in the Employee Benefit Plans Note to the Consolidated Financial Statements within prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company elected this practical expedient for the prior period presentation.  The adoption of this amended guidance resulted in the reclassification of net benefit income of $89 and $30 from compensation costs included in Cost of products sold and Selling, general and administrative expense, respectively, to Other income in the Consolidated Statement of Operations and Retained Earnings for the three months ended December 31, 2017 and the reclassification of net benefit income of $266 and $92 from compensation costs included in Cost of products sold and Selling, general and administrative expense, respectively, to Other income in the Consolidated Statement of Operations and Retained Earnings for the nine months ended December 31, 2017.

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

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia and at our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.  We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China.  GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.  In the third quarter of fiscal 2019, we established Graham India Private Limited (“GIPL”) as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, will serve as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.

Our current fiscal year (which we refer to as “fiscal 2019”) ends March 31, 2019.

Highlights

Highlights for the three and nine months ended December 31, 2018 include:

•

Net sales for the third quarter of fiscal 2019 were $17,198, compared with $17,281 for the third quarter of the fiscal year ended March 31, 2018 (we refer to the fiscal year ended March 31, 2018 as "fiscal 2018").  Net sales for the first nine months of fiscal 2019 were $68,190, up 23% compared with net sales of $55,356 for the first nine months of fiscal 2018.

•

Net income (loss) and income (loss) per diluted share for the third quarter of fiscal 2019 were $95 and $0.01, respectively, compared with ($11,622) and ($1.19), respectively, for the third quarter of fiscal 2018 (for the third quarter of fiscal 2018.  Excluding the non-cash impairment and other charges related to the commercial nuclear power business as well as the impact of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), net income (loss) and income (loss) per diluted share in the third quarter of fiscal 2018 were ($1) and ($0.00).  Net income and income per diluted share for the first nine months of fiscal 2019 were $4,245 and $0.43, respectively, compared with a net loss of ($10,677) and loss per diluted share of ($1.09) for the first nine months of fiscal 2018.  Excluding the impairment and other charges related to our commercial nuclear power business, the impact of the Tax Act change, as well as restructuring charges, net income and income per diluted share for the first nine months of fiscal 2018 were $1,168 and $0.12.

•

Orders booked in the third quarter of fiscal 2019 were $23,169, down 43% compared with the third quarter of fiscal 2018 when orders were $40,528.  Orders booked in the first nine months of fiscal 2019 were $79,562, up 16% compared with the first nine months of fiscal 2018, when orders were $68,679.

•	Backlog was a record at $133,694 at December 31, 2018, compared with $127,796 at September 30, 2018 and $117,946 at March 31, 2018.
•

Gross profit margin and operating margin for the third quarter of fiscal 2019 were 22% and (3%) respectively, compared with 20% and (89%), respectively, for the third quarter of fiscal 2018. Gross profit margin and operating margin for the first nine months of fiscal 2019 were 25% and 5%, respectively, compared with 22% and (26%), respectively, for the first nine months of fiscal 2018.

•	Cash and short-term investments at December 31, 2018 were $80,407, compared with $78,989 on September 30, 2018 and $76,479 at March 31, 2018.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for fiscal 2018.

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

Current Market Conditions

Our global energy and petrochemical markets, which had been in a significant downturn for three years, began to show signs of stabilization and improvement during the second half of fiscal 2018.  The stabilization and improvement, as well as subsequent increases in crude oil prices and improvement in general global economic conditions, have led to increased activity by our customers in the downstream energy sector.  Although crude oil prices have been volatile for the past few months, the increased level of activity from customers has continued.  Customers have begun to invest in upgrading and turnaround maintenance for existing facilities and, in certain geographies, are beginning to look at new capacity.  While this additional activity is encouraging, we cannot predict the pace at which a recovery will progress or if it will continue.  Capital spending in the nuclear market, for both new capacity and to maintain existing facilities, continues to be weak.

Our long-term view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in continued capital investment to satisfy increasing global energy demand. These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business to result from our strategic actions to increase our market share, our successful performance, and expected increases in demand.

We believe the long-term outlook in our key markets supports our growth plans. In the near term, new order levels are expected to remain variable, resulting in both relatively strong and weak periods.  However, we believe order activity will be significantly improved compared with the recent downturn.

The chart below shows the impact of our diversification strategy.  Over 55% of our current backlog is from markets not served by us in the fiscal 2007-2009 time frame.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$17,198	$17,281	$68,190	$55,356
Gross profit	$3,742	$3,496	$17,111	$12,015
Gross profit margin	22%	20%	25%	22%
SG&A expense (1)	$4,308	$4,096	$13,696	$11,539
SG&A as a percent of sales	25%	24%	20%	21%
Net income (loss)	$95	$(11,622)	$4,245	$(10,677)
Diluted income (loss) per share	$0.01	$(1.19)	$0.43	$(1.09)
Total assets	$156,761	$138,623	$156,761	$138,623
Total assets excluding cash, cash equivalents and investments	$76,354	$64,441	$76,354	$64,441

(1)	Selling, general and administrative expense is referred to as “SG&A”.

The Third Quarter and First Nine Months of Fiscal 2019 Compared With the Third Quarter and First Nine Months

of Fiscal 2018

Sales for the third quarter of fiscal 2019 were $17,198, as compared with sales of $17,281 for the third quarter of fiscal 2018.  Our domestic sales, as a percentage of aggregate product sales, were 83% in the third quarter of fiscal 2019 compared with 65% in the third quarter of fiscal 2018.  Domestic sales year-over-year increased $3,019, or 27%.  International sales decreased $3,102, or 52%, in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018.  Sales in the three months ended December 31, 2018 were 39% to the refining industry, 17% to the chemical and petrochemical industries, 15% to the power industry, including the nuclear market, and 29% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended December 31, 2017 were 31% to the refining industry, 24% to the chemical and petrochemical industries, 10% to the power industry, including the nuclear market, and 35% to other commercial and industrial applications, including the U.S. Navy.  Fluctuations in sales among markets, products and geographic locations can vary measurably from quarter-to-quarter based on timing and magnitude of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first nine months of fiscal 2019 were $68,190, an increase of $12,834, or 23% compared with sales of $55,356 for the first nine months of fiscal 2018.  Our domestic sales, as a percentage of aggregate product sales, were 63% in the first nine months of fiscal 2019 compared with 67% in the same period in fiscal 2018.  Domestic sales increased $5,570, or 15%, while international sales increased by $7,264, or 40%.  International sales accounted for 37% and 33% of total sales for the first nine months of fiscal 2019 and fiscal 2018, respectively.  Sales in the first nine months of fiscal 2019 were 53% to the refining industry, 14% to the chemical and petrochemical industries, 12% to the power industry, including the nuclear market, and 21% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first nine months of fiscal 2018 were 25% to the refining industry, 30% to the chemical and petrochemical industries, 14% to the power industry, including the nuclear market, and 31% to other commercial and industrial applications, including the U.S. Navy.

Our gross profit margin for the third quarter of fiscal 2019 was 22% compared with 20% for the third quarter of fiscal 2018.  Gross profit for the third quarter of fiscal 2019 increased 7% compared with fiscal 2018, to $3,742 from $3,496.  Gross profit was impacted by improved pricing and higher margin projects, but partially offset by under-absorbed production costs, which have increased to support more production capacity.

Our gross profit margin for the first nine months of fiscal 2019 was 25% compared with 22% for the first nine months of fiscal 2018.  Gross profit for the first nine months of fiscal 2019 increased 42% compared with fiscal 2018, to $17,111 from $12,015.  The increase in gross profit was due to higher volume and improved pricing compared with the prior year, partially offset by increased production costs.

SG&A expenses as a percent of sales for the three and nine-month periods ended December 31, 2018 were 25% and 20%, respectively.  SG&A expenses in the third quarter of fiscal 2019 were $4,308, an increase of $212, or 5%, compared with the third quarter of fiscal 2018 SG&A expenses of $4,096.  SG&A expenses in the first nine months of fiscal 2019 were $13,696, an increase of $2,157, or 19%, compared with the first nine months of fiscal 2018 SG&A expenses of $11,539.  The increases in the three and nine month periods ending December 31, 2018 are primarily due to headcount additions and variable compensation related to improved sales and profitability.

In the first nine months of fiscal 2018, we incurred a pre-tax restructuring charge of $316 ($224 after tax) for severance costs related to certain headcount reductions.  No comparable charge was incurred in fiscal 2019.

Interest income for the three and nine-month periods ended December 31, 2018 was $404 and $1,044, respectively, compared with $142 and $455, respectively, for the same periods ended December 31, 2017.  Interest expense for the three and nine-month periods ended December 31, 2018 was $5 and $8, respectively, compared with $3 and $8, respectively, for the same periods ended December 31, 2017.

Our effective tax rate for the three-month period ended December 31, 2018 was not meaningful due to the proximity of our results to breakeven.  This yielded a tax credit of $56 on pre-tax income of $39.  The effective tax rate in the three months ending December 31, 2017 was also not a meaningful comparison due to the cumulative adjustment required due to the change in U.S. federal tax rates from the Tax Act signed into law on December 22, 2017.

Our effective tax rate for the nine-month period ended December 31, 2018 was 16%.  This compares to the effective tax rate in the nine-month period ended December 31, 2017 of 23%.

Net income and income per diluted share for the third quarter of fiscal 2019 were $95 and $0.01, compared with ($11,622) and ($1.19), respectively, for the third quarter of fiscal 2018.  Excluding impairment and other related charges for our commercial nuclear business, as well as the gain from implementation of the Tax Act, net loss and loss per diluted share for the third quarter of fiscal 2018 were ($1) and ($0.00), respectively.

Net income and income per diluted share for the first nine months of fiscal 2019 were $4,245 and $0.43, respectively, compared with net loss and loss per diluted share for the first nine months of fiscal 2018 were ($10,677) and ($1.09), respectively.  Excluding the items noted above as well as restructuring charges in each year, net income and income per diluted share for the first nine months of fiscal 2018 were $1,168 and $0.12, respectively.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	December 31,	March 31,
	2018	2018
Cash and investments	$80,407	$76,479
Working capital	78,676	78,105
Working capital ratio(1)	2.6	3.1
Working capital excluding cash and investments	(1,731)	1,626
Working capital excluding cash and investments as a percent of net sales(2)	(1.9)%	2.1%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash generated by operating activities for the first nine months of fiscal 2019 was $8,535, compared with $3,874 for the first nine months of fiscal 2018.  The increase in cash generation year over year was attributable to improved net income, an improvement in accounts receivable and inventory partially offset by greater changes in an increase in unbilled revenue and decrease in accounts payable.

Dividend payments and capital expenditures in the first nine months of fiscal 2019 were $2,851 and $1,471, respectively, compared with $2,638 and $543, respectively, for the first nine months of fiscal 2018.

Capital expenditures for fiscal 2019 are expected to be between approximately $2,000 and $2,500.  Approximately 75% to 80% of our fiscal 2019 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Cash and investments were $80,407 on December 31, 2018 compared with $76,479 on March 31, 2018, up $3,928.

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

Our revolving credit facility with JP Morgan Chase provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A.  Letters of credit outstanding on December 31, 2018 and March 31, 2018 were $7,158 and $8,233, respectively.  The outstanding letters of credit as of December 31, 2018 were issued by JP Morgan Chase, HSBC, as well as Bank of America (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at December 31, 2018 and March 31, 2018.  The borrowing rate under our JP Morgan Chase facility as of December 31, 2018 was the bank’s prime rate, or 5.50%.  Availability under the JP Morgan Chase and HSBC lines of credit was $24,991 and $24,336 at December 31, 2018 and March 31, 2018, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended December 31, 2018 were $23,169 compared with $40,528 for the same period in the prior year, a decrease of 43%.  The third quarter of fiscal 2018 included a unique commercial order which required high cost specialized materials.  The majority of the decrease from fiscal 2018 is attributable to this order.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 50% of total orders, or $11,623, and international orders were 50% of total orders, or $11,546, in the current quarter compared with the third quarter of fiscal 2018, when domestic orders were 47%, or $19,144, of total orders, and international orders were 53%, or $21,384, of total orders.

During the first nine months of fiscal 2019, orders were $79,562, compared with $68,679 for the same period of fiscal 2018, an increase of $10,883, or 16%.  For the first nine months of fiscal 2019, chemical and petrochemical orders increased by $19,814, power orders increased $2,047, refining decreased by $5,910 and other commercial and industrial applications, including the U.S. Navy, decreased by $5,068.  See “Current Market Conditions” for additional information above.

Backlog was $133,694 at December 31, 2018, compared with $127,796 at September 30, 2018, a 5% increase.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 50% to 55% of orders currently in our backlog are expected to be converted to sales within one year, 10% to 20% are expected to ship between 12 and 24 months, and 30% to 40% beyond two years.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At December 31, 2018, 23% of our backlog was attributable to equipment for refinery project work, 20% for chemical and petrochemical projects, 5% for power projects, including nuclear, 50% for U.S. Navy projects and 2% for other industrial applications.  At December 31, 2017, 35% of our backlog was attributed to equipment for refinery project work, 4% for chemical and petrochemical projects, 6% for power projects, 51% for U.S. Navy projects and 4% for other industrial applications.  At December 31, 2018, we had no projects on hold.

Outlook

Capital spending in the energy markets we serve began to increase during the second half of fiscal 2018. Orders from customers in the refining market were much stronger in the second half of fiscal 2018 than the previous nine quarters.  Orders in the chemical and petrochemical market did not exhibit similar growth during the second half of fiscal 2018, but increased during the first nine months of fiscal 2019.  Although orders in the commercial nuclear market improved in the first nine months of fiscal 2019, they remain weak.  At December 31, 2018, 50% of our backlog was for the U.S. Navy.  Our pipeline continues to be robust, but quarterly fluctuations in order levels are likely to occur.

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

We expect revenue in fiscal 2019 to be approximately $90,000 to $95,000.  We project that approximately 50% to 55% of our current backlog will convert to sales in the next twelve months.  We expect the remaining backlog will convert beyond twelve months, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders.

We expect gross profit margin in fiscal 2019 to be in the 25% to 27% range, compared with 22% in fiscal 2018.  SG&A during fiscal 2019 is expected to be between $18,250 and $18,750.  Our effective tax rate during fiscal 2019 is expected to be approximately 20%.

We expect that full year cash flow in fiscal 2019 will remain strong.

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

As of December 31, 2018, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2018 or March 31, 2018, other than operating leases and letters of credit.

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

Foreign Currency

International consolidated sales for the three months and nine months ended December 31, 2018 were 17% and 37%, respectively, of total sales compared with 35% and 33%, respectively, for the same period of fiscal 2018. Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the three and nine months of fiscal years ended December 31, 2018 and 2017, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the first three and nine months of fiscal 2019, our purchases in foreign currencies represented 4% and 2% of cost of products sold, respectively.  In each of the first three and nine months of fiscal 2018, our purchases in foreign currencies represented 1% of cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2018 and March 31, 2018, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At December 31, 2018, we had no projects on hold.

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

DECEMBER 31, 2018

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

Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S.  Throughout 2018, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly high-end steel and steel related products, may add significant costs to us and make our products more expensive. As a result, our products could become less attractive to customers outside the U.S. and our profit margins negatively impacted.  Accordingly, continued tariffs may weaken relationships with certain of our trading partners and may adversely affect our financial performance and results of operations.  When beneficial to us, we may consider alternate sourcing options, including off shore subcontracting, in order to minimize the impact of the tariffs.  Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

The current, and any future, lapse in U.S. government appropriations has disrupted, and may in the future disrupt, U.S. export processing and related procedures and, as a result, may materially and adversely affect our revenue, results of operations and business.

The impact of the lapse in U.S. federal appropriations which commenced on December 22, 2018, and any such future lapse (each, a “Government Shutdown”) could negatively affect our ability to ship finished products to customers. We rely on federal government personnel, who are not able to perform their duties during a Government Shutdown, to conduct routine business processes related to the inspection and delivery of our products, process export licenses for us and perform other services for us that, when disrupted, may prevent us from timely shipping products outside the U.S. If we are unable to timely ship our products outside the U.S., there could be a material adverse impact on our results of operations and business. Moreover, our inability to ship products, or the perception by customers that we might not be able to timely ship our products in the future, may cause such customers to look to foreign competitors to fulfill their demand. If our customers look to foreign competitors to source equipment of the type we manufacture, there could be a material adverse impact on our results of operations and business.

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

Date: February 1, 2019