Form 10-K
period 2019-03-31
GRAHAM CORP
filed 2019-05-31
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________.

Commission File Number 1-8462

GRAHAM CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	16-1194720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Florence Avenue, Batavia, New York	14020
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 585-343-2216

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.10 Per Share	GHM	NYSE

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2018, was $268,295,644.

As of May 23, 2019, the Registrant’s Common Stock outstanding was 9,842,803 shares, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2019 Annual Meeting of Stockholders to be held on August 7, 2019, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2019

Note:

Portions of the registrant's definitive Proxy Statement, to be issued in connection with the registrant's 2019 Annual Meeting of Stockholders to be held on August 7, 2019, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business

Graham Corporation ("we," "us," "our") is a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries.  Our energy markets include oil refining, cogeneration, and alternative power.  For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy. For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities. Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible customer service and high quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York.  We have production facilities located with our headquarters in Batavia.  We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China.  GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.  In the fiscal quarter ended December 31, 2018, we established Graham India Private Limited ("GIPL") as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936.  Our stock is traded on the NYSE under the ticker symbol "GHM".

Unless indicated otherwise, dollar figures in this Annual Report on Form 10-K are reported in thousands.

Business for Sale

Due to the changes in the commercial nuclear utility industry over the last several years and the subsequent decline in performance of our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan, we have decided the business is better suited for another partner and have elected to divest of it.  We are in discussions to sell the business.  Subsequent to March 31, 2019, we received an offer for the purchase of Energy Steel.  During fiscal 2019, Energy Steel had $8,336 in net sales.

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

Our products are sold by a team of sales engineers we employ directly as well as by independent sales representatives located worldwide.  There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business.  However, if this occurs in multiple years, it is usually not the same customer or project over such a multi-year period.  One customer did account for greater than 10% of our business in fiscal 2019.

As a result of our diversification efforts to more extensively support the U.S. Navy, we have increased our domestic sales in 2019.  Over a business cycle, our domestic sales will generally range between 50% and 75% of total sales.  The mix of domestic and international sales can vary from year to year.

Our backlog at March 31, 2019 was $132,127 compared with $117,946 at March 31, 2018.  Excluding backlog associated with assets and liabilities held for sale, backlog on March 31, 2019 was $124,088.

Our Strengths

Our core strengths include:

•

We have a value-enhancing sales and development platform. We believe our customer-facing platform of sales, project estimating and application engineering are competitive advantages.  We have tools and capabilities that we believe allow us to move quickly and comprehensively as customers evaluate how best to integrate our equipment into their facilities.  We believe that our early and deep involvement adds significant value to the process and is an important competitive differentiator in the long sales cycle industries we serve.  We believe customers need our engineering and fabrication expertise early in the project life cycle to understand how best to specify our equipment.

•

We are renowned for our strong capabilities to handle complex, custom orders.  The orders we receive are extremely complex and we believe that the order management platforms in our businesses provide a second competitive differentiator for our company.  Typically there is intense interaction between our project management teams and the end user or its engineering firm as product design and quality requirements are finalized after an order is placed.  We have built strong capabilities which we believe allows us to successfully execute high quality, engineered-to-order and build-to-spec process-critical equipment.  In our markets, we believe that order administration, risk management, cost containment, quality and engineering documentation are as important as the equipment itself.  The supplier selection process begins with assessing whether a supplier can manage all aspects of an order.

•

We maintain a responsive, flexible production environment.  We believe our operations platform is adept at handling low volume, high mix orders that are highly customized fabrications.  We also believe that our production environment is much different from a highly engineered standard products business.  While certain equipment in a product group may look similar, there are often subtle differences which are required to deliver the desired specification.  Also, during production it is not uncommon for customer-driven engineering changes to occur that alter the configuration of what had been initially released into production.  The markets that we serve demand this flexible operating model.

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

•

Identify organic growth opportunities and consummate acquisitions where we believe the strength of the Graham brand will provide us with the ability to expand and complement our core businesses.  We intend to extend our existing product lines, move into complementary product lines and expand our global sales presence in order to further broaden our existing markets and reach additional markets.

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

In order to effectively implement our strategy, we also believe that we must continue to invest in and leverage our unique customer value enhancing differentiators, including:

•	Invest in engineering resources and technology in order to advance our vacuum and heat transfer technology market penetration.
•	Enhance our engineering capacity and capability, especially in connection with product design, in order to more quickly respond to existing and future customer demands and opportunities.

•	Invest in our manufacturing operations to improve productivity where needed and identify out-sourced capacity to complement our growth strategies.
•	Accelerate our ability to quickly and efficiently bid on available projects through our ongoing implementation of front-end bid automation and design processes.
•	Invest in resources to further serve the U.S. Navy in our core competency areas of engineering and manufacturing, where our commercial capabilities meet U.S. Navy requirements.
•	Implement and expand upon our operational efficiencies through ongoing refinement of our flexible manufacturing flow model as well as achievement of other cost efficiencies.
•	Focus on improving quality to eliminate errors and rework, thereby reducing lead time and enhancing productivity.
•	Further develop a cross-trained, flexible workforce able to adjust to variable product demands by our customers.

Competition

Our business is highly competitive.  The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality.  Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Refining vacuum distillation	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; GEA Wiegand GmbH

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; Schutte Koerting

Turbomachinery Original Equipment Manufacturer ("OEM") – refining, petrochemical	Donghwa Entec Co., Ltd.; KEMCO; Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; Thermal Engineering International (USA), Inc.

Navy Nuclear Propulsion Program / Defense	DC Fabricators; Joseph Oat; PCC; Triumph Aerospace; Xylem

international

Market	Principal Competitors

Refining vacuum distillation	Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte Koerting

Turbomachinery OEM – refining, petrochemical	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

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

Research and Development Activities

During fiscal 2019, fiscal 2018 and the fiscal year ended March 31, 2017, which we refer to as "fiscal 2017", we spent $3,538, $3,211 and $3,863, respectively, on research and development activities related both to new products and services and the ongoing improvement of existing products and services.

Employees

As of March 31, 2019, we had 337 employees.  We believe that our relationship with our employees is good.

Available Information

We maintain a website located at www.graham-mfg.com. On our website, we provide a link to the Securities and Exchange Commission’s (the "SEC") website that contains the reports, proxy statements and other information we file electronically.  We do not provide this information on our website because it is more cost effective for us to provide a link to the SEC's website.  Copies of all documents we file with the SEC are available free of charge in print for any stockholder who makes a request.  Such requests should be made to our Corporate Secretary at our corporate headquarters.  The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, petroleum refining and power generating industries, or to firms that design and construct facilities for these industries.  These industries are highly cyclical and have historically experienced severe downturns.  The prices of crude oil and natural gas have historically been very volatile, as evidenced by the extreme volatility in oil prices over the past few years.  During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations.  We believe that over the long-term, demand for our products will expand in the petrochemical, petroleum refining and power generating industries.  A sustained deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.  As we have seen in the recent past, a cyclical downturn can occur suddenly and result in extremely different financial performance sequentially from quarter to quarter or on an annual comparative basis due to an inability to rapidly adjust costs.

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

Although we have long-term relationships with many of our end use customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type are often different.  Our customers have historically focused on the quality of the engineering and product solutions which we have provided to them.  As our markets continue to grow, and new market opportunities expand, we could see a shift in pricing as a result of facing competitors with lower production costs, which may have a material adverse impact on our results of operations and financial results.  There has been more of a focus on relative importance of cost versus quality which looks at short-term costs instead of total long-term cost of operations.  Our customers are unable to predict the length of the time period for the economic viability of their plants.

A change in the structure of our markets; the relationships between engineering and procurement companies, original equipment suppliers, others in the supply chain and any of their relationships with the end users could harm our business and negatively impact our financial results.

There are strong and long-standing relationships throughout the supply chain between the many parties involved in serving the end user of our products.  A change in the landscape between engineering and procurement companies, original equipment suppliers, others in the supply chain and/or with the end users could have a material adverse effect on our business and results of operations.  These changes might occur through acquisitions or other business partnerships and could have a material impact on our business and negatively impact our financial results.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

A small number of customers has accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 41%, 41% and 38% of consolidated net sales in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

We may experience customer concentration risk related to strategic growth for U.S. Navy projects.

We believe our strategy to increase the penetration of U.S. Navy related opportunities will lead to U.S. Navy related projects consistently being greater than 10% of our total revenue.  While these projects are spread across multiple contractors for the U.S. Navy, the end customer for these projects is the same.  This concentration of business could add additional risk to us should there be a disruption, short or long term, in the funding for these projects or our participation in the U.S. Navy Nuclear Propulsion program.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2019, 35% of our revenue was from customers located outside of the U.S.  Moreover, through our subsidiaries, we maintain a sales office in China and a sales and market development office in India.  We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future.  We intend to continue to expand our international operations to the extent that suitable opportunities become available.  Our foreign operations and sales could be adversely affected as a result of:

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

The impact of potential changes in customs and trade policies and tariffs imposed by the U.S. and those imposed in response by other countries, including China, as well as rapidly changing trade relations, could materially and adversely affect our business and results of operations.

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements.  Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S.  Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly high-end steel and steel related products, may add significant costs to us and make our products more expensive. As a result, our products could become less attractive to customers outside the U.S. due to U.S. import tariffs on our raw materials and our profit margins would be negatively impacted.  Accordingly, continued tariffs may weaken relationships with certain of our trading partners and may adversely affect our financial performance and results of operations.  When beneficial to us, we may consider alternate sourcing options, including off shore subcontracting, in order to minimize the impact of the tariffs.  Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

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

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions.  These restrictions may affect our customers' abilities and willingness to invest in new facilities or to re-invest in current operations.  These requirements could impact the cost of our customers’ products, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward lower-carbon sources.  Any of the foregoing could adversely impact the demand for our products, which in turn could have an adverse effect on our business and results of operations.

The operations of our Chinese subsidiary may be adversely affected by China’s evolving economic, political and social conditions.

We conduct our business in China primarily through our wholly-owned Chinese subsidiary.  The results of operations and future prospects of our Chinese subsidiary may be adversely affected by, among other things, changes in China's political, economic and social conditions, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates or methods of taxation.  In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users.  Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as us, are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or the operation of our interests in China and have a material adverse effect on our business and results of operations.

Intellectual property rights are difficult to enforce in China and India, which could harm our business.

Chinese commercial law is relatively undeveloped compared with the commercial law in many of our other major markets and limited protection of intellectual property is available in China as a practical matter.  Similarly, proprietary information may not be afforded the same protection in India as it is in our other major markets with more comprehensive intellectual property laws.  Although we take precautions in the operations of our subsidiaries to protect our intellectual property, any local design or manufacture of products that we undertake could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business.  We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could have a material adverse effect on our business and results of operations.

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

Regulation of foreign investment in India may adversely affect the operations of our Indian subsidiary.

Our subsidiary in India is subject to laws and regulations applicable to foreign investment in India.  India regulates ownership of Indian companies by foreign entities.  These regulations may apply to our funding of our Indian operating subsidiary.  For example, the government of India has set out criteria for foreign investments in India, including requirements with respect to downstream investments by Indian companies owned or controlled by foreign entities and the transfer of ownership or control of Indian companies in certain industries.  These requirements may adversely affect our ability to operate our Indian subsidiary. There can be no assurance that we will be able to obtain any required approvals for future acquisitions, investments or operations in India, or that we will be able to obtain such approvals on satisfactory terms.

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

Any future lapse in U.S. government appropriations may disrupt U.S. export processing and related procedures and, as a result, may materially and adversely affect our revenue, results of operations and business.

The impact of the lapse in U.S. federal appropriations which commenced on December 22, 2018 had a short-term effect on our business.  Any such future lapse (each, a "Government Shutdown") could negatively affect our ability to ship finished products to customers. We rely on federal government personnel, who are not able to perform their duties during a Government Shutdown, to conduct routine business processes related to the inspection and delivery of our products, process export licenses for us and perform other services for us that, when disrupted, may prevent us from timely shipping products outside the U.S. If we are unable to timely ship our products outside the U.S., there could be a material adverse impact on our results of operations and business. Moreover, our inability to ship products, or the perception by customers that we might not be able to timely ship our products in the future, may cause such customers to look to foreign competitors to fulfill their demand. If our customers look to foreign competitors to source equipment of the type we manufacture, there could be a material adverse impact on our results of operations and business.

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

The value of our backlog as of March 31, 2019 was $132,127.  Our backlog can be significantly affected by the timing of large orders.  The amount of our backlog at March 31, 2019 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders.  This generally occurs more often in times of end market or capital market turmoil.  As evidence of this, we had orders totaling $24,361 cancelled during the downturn between fiscal 2015 through fiscal 2017, but have had no cancellations in fiscal years 2018 and 2019.  We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Our current backlog contains a number of large orders from the U.S. Navy.  In addition, we are continuing to pursue business in this end market which offers large multi-year projects which have an added risk profile beyond that of our historic customer base.  A delay, long-term extension or cancellation of any of these projects could have a material adverse effect on our business and results of operations.

An extended downturn could adversely impact the financial stability of our customers and increase the risk of uncollectable accounts receivables.

Our customers participate in cyclical markets, such as petroleum refining, petrochemical and alternate energy.  The financial strength of our customers can be impacted by a severe or lengthy downturn in these markets.  This could lead to additional risk in our ability to collect outstanding accounts receivables.  We attempt to mitigate this risk with the utilization of progress payments for many projects, but certain industries, end markets and geographies are not as willing to make progress payments.  Certain projects require a small portion of the total payments to be held until the customer's facility is fully operational, which can be in excess of one year beyond our delivery of equipment to them.  This additional time may add risk to our ability to collect on the outstanding accounts receivables.

Our exposure to fixed-price contracts and the timely completion of such contracts could negatively impact our results of operations.

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, estimating errors, cost overruns, supplier failures and customer disputes. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability may decrease or losses may be incurred which, in turn, could have a material adverse effect on our business and results of operations.  For our U.S. Navy projects, these fixed priced contracts have order to shipment periods which can exceed five years.  This additional time-based risk, which we believe is manageable, nevertheless increases the likelihood of cost fluctuation, which could have a material adverse effect on our business and results of operation.

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

Our fabrication processes require highly skilled production workers, especially welders.  Welding has not been an educational field that has been popular over the past few decades as manufacturing has moved overseas.  While we have an in-house weld training program, if we are unable to retain, hire or train an adequate number of individuals with high-end welding capability, this could adversely impact our ability to achieve our financial objectives.  In addition, if demand for highly skilled production workers were to significantly outstrip supply, wages for these skilled workers could dramatically increase in our and related industries and that could affect our financial performance.  Furthermore, should we not be able to expand our production workforce, we would expect to increase the amount of outsourced fabrication which is likely to result in higher costs and lower margins.

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

Furthermore, if a customer suffers damage as a result of an event related to one of our products, even if we are not at fault, they may reduce their business with us. We may also incur significant warranty claims which are not covered by insurance. In the event a customer ceases doing business with us as a result of a product malfunction or defect, perceived or actual, or if we incur significant warranty costs in the future, there could be a material adverse effect on our business and results of operations.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Strength of the U.S. dollar compared with the Euro or Asian currencies may put us in a less competitive position.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates.  In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation.  Any of the foregoing could adversely affect our business and results of operations.  At March 31, 2019, we held no forward foreign currency exchange contracts.

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

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building.  Our manufacturing facilities, also located in Batavia, consist of approximately 33 acres and contain about 260,000 square feet in several buildings, including 206,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development.  Additionally, we lease an approximately 1,500 square foot U.S. sales office in Houston, Texas and GVHTT leases an approximately 4,900 square foot sales and engineering office in Suzhou, China.  In fiscal 2019, the Company established Graham India Private Limited ("GIPL") as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.  We lease a sales and marketing office of approximately 777 square feet in Ahmedabad, India.

For our business held for sale, we lease approximately 15,000 square feet of office space and 45,000 square feet of manufacturing facilities.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business.

Item 3.     Legal Proceedings

The information required by this Item 3 is contained in Note 18 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

(Amounts in thousands, except per share data)

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE exchange under the symbol "GHM".  As of May 23, 2019, there were 9,842,803 shares of our common stock outstanding that were held by approximately 138 stockholders of record.

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends.  Our Board of Directors declared dividends per share of $0.09 for the first quarter of fiscal 2019 and $0.10 in each of the second, third and fourth quarters of fiscal 2019.  While we anticipate that we will continue to pay quarterly cash dividends in the future, there can be no assurance that we will pay such dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders.  The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1.  As of March 31, 2019 and May 31, 2019 we did not have any funded debt outstanding.  More information regarding our senior credit facility can be found in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

GRAHAM CORPORATION – FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2019	2018	2017	2016	2015
Operations:
Net sales	$91,831	$77,534	$91,769	$90,039	$135,169
Gross profit	21,909	16,975	22,157	23,255	41,804
Gross profit percentage	23.9%	21.9%	24.1%	25.8%	30.9%
Net (loss) income (1)	(308)	(9,844)	5,023	6,131	14,735
Cash dividends	3,834	3,517	3,492	3,296	2,026

Common stock:

Basic (loss) earnings from continuing operations per share	$(0.03)	$(1.01)	$0.52	$0.61	$1.46
Diluted (loss) earnings from continuing operations per share	(0.03)	(1.01)	0.52	0.61	1.45
Stockholders' equity per share	10.05	10.58	11.72	11.34	11.50
Dividends declared per share	0.39	0.36	0.36	0.33	0.20
Market price range of common stock
High	28.98	24.03	24.99	25.25	35.35
Low	19.00	17.97	17.11	14.39	20.58
Average common shares outstanding – diluted	9,823	9,764	9,728	9,983	10,143

Financial data at March 31:

Cash and cash equivalents and investments	$77,753	$76,479	$73,474	$65,072	$60,271
Working capital	79,896	78,105	78,688	74,807	80,884
Capital expenditures	2,138	2,051	325	1,153	5,300
Depreciation	1,968	1,986	2,092	2,201	2,079
Total assets	156,270	143,333	151,570	143,131	154,003
Long-term debt, including capital lease obligations	95	55	143	157	98
Stockholders' equity	98,966	103,349	114,110	109,380	116,551

(1)  Net (loss) income in fiscal 2019 includes a loss from goodwill and other impairments of $5,320, which is net of an income tax benefit of $1,129.  Net (loss) income in fiscal 2018 includes a loss from impairment of goodwill and intangible assets of $12,014, which is net of an income tax benefit of $2,802.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                         (Amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries.  Our energy markets include oil refining, cogeneration, and alternative power.  For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy.  For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.

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

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia.  We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China.  GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia.  In the third quarter of fiscal 2019, we established Graham India Private Limited ("GIPL") as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.

Business for Sale

Due to the changes in the commercial nuclear utility industry over the last several years and the subsequent decline in performance of our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan, we have decided the business is better suited for another partner and have elected to divest of it.  We are in discussions to sell the business.  Subsequent to March 31, 2019, we received an offer for the purchase of Energy Steel.  During fiscal 2019, Energy Steel had $8,336 in net sales.

This management's discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2019 omits a comparative discussion regarding the fiscal year ended March 31, 2017.  Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Key Results

Key results for our fiscal year ended March 31, 2019, which we refer to as "fiscal 2019" include:

•	Net sales for fiscal 2019 were $91,831, up 18% compared with $77,534 for the fiscal year ended March 31, 2018, which we refer to as "fiscal 2018."
•

Net (loss) and (loss) per diluted share for fiscal 2019, were ($308) and ($0.03), respectively, compared with net (loss) and (loss) per diluted share of ($9,844) and ($1.01), respectively, for fiscal 2018.  Adjusted net income and income per diluted share, non-GAAP measures, for fiscal 2019 were $5,012 and $0.51, respectively, and $1,801 and $0.18 for fiscal 2018, respectively.  See the table under Results of Operations for a reconciliation of this non-GAAP measure.

•	Operating cash flow for fiscal 2019 was $7,917, down from $8,511 in fiscal 2018.
•	Net orders received in fiscal 2019 were $101,241, down 10% compared with fiscal 2018, when net orders received were $112,230.
•

Backlog on March 31, 2019 was $132,127, up 12% from backlog of $117,946 on March 31, 2018.  Excluding backlog associated with assets and liabilities held for sale, backlog on March 31, 2019 was $124,088.

•

Gross profit and operating margins for fiscal 2019 were 23.9% and (2.6%), respectively, compared with 21.9% and (18.0%), respectively, for fiscal 2018.  Adjusted operating margin, a non-GAAP measure, was 4.4% and 1.9% for fiscal

2019 and fiscal 2018, respectively. See the table under Results of Operations for a reconciliation of this non-GAAP measure.
•	In fiscal 2019, $3,834 was returned to shareholders as dividends compared with $3,517 in fiscal 2018.
•	Cash and cash equivalents and short-term investments at March 31, 2019 were $77,753 compared with $76,479 as of March 31, 2018, an increase of $1,274.
•	At March 31, 2019, we had a solid balance sheet that was free of bank debt and which we believe provides us with the financial flexibility to pursue our business and acquisition strategies.
•

We intend to sell Energy Steel, our commercial nuclear utility business.  Energy Steel is a wholly-owned subsidiary and represented $8,336 in revenue in fiscal 2019 and $8,039 in backlog on March 31, 2019.  This business and its assets and liabilities were classified as held for sale on March 31, 2019.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	tariffs and trade relations between the United States and its trading partners;
•	our ability to affect our growth and acquisition strategy;
•	our ability to sell the commercial nuclear utility business;
•	our ability to maintain or expand work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

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

Undue reliance should not be placed on our forward-looking statements.  All forward-looking statements included in this Form 10-K are made only as of the date indicated or as of the date of this Form 10-K. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Current Market Conditions

Our global energy and petrochemical markets, which had been in a significant downturn for several years, began to show signs of stabilization and improvement during the second half of fiscal 2018 and which continued through fiscal 2019.  Such stabilization in crude oil prices and improvement in general global economic conditions have led to increased activity by our customers in the downstream energy sector. Customers have begun to invest in upgrading and turnaround maintenance for existing facilities and, in certain geographies, are beginning to look at new capacity.  While this additional activity is encouraging, we cannot predict the pace at which a recovery will progress or if it will continue.

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

We believe the long-term outlook in our key markets supports our growth plans. In the near term, new order levels are expected to remain variable, resulting in both relatively strong and weak periods.  We believe, however, order activity will continue to improve.

The chart below shows the impact of our diversification strategy.  Over half of our current backlog is from markets not served by us in the fiscal 2007-2009 time frame.  Included in the graph below is $8,039 for Energy Steel, a business which is currently held for sale.

Diversification

strategy impact

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2019	2018	2017
Net sales	$91,831	$77,534	$91,769
Gross profit	$21,909	$16,975	$22,157
Gross profit margin	23.9%	21.9%	24.1%
SG&A expense (1)	$17,878	$15,769	$14,864
SG&A as a percent of sales	19.5%	20.3%	16.2%
Net (loss) income	$(308)	$(9,844)	$5,023
Diluted (loss) income per share	$(0.03)	$(1.01)	$0.52
Total assets	$156,270	$143,333	$151,570
Total assets excluding cash, cash equivalents and investments	$78,517	$66,854	$78,096

(1)	Selling, general and administrative expense is referred to as "SG&A."

Non-GAAP Financial Measures:

The following table reconciles operating margin to adjusted operating margin for the periods indicated:

	Year Ended March 31,
	2019	2018
Operating loss	$(2,418)	$(13,926)
+ Goodwill and other impairments	6,449	14,816
+ Restructuring charge	—	316
+ Bad debt charge on commercial nuclear utility business	—	280
Adjusted operating profit	$4,031	$1,486
Adjusted operating margin	4.4%	1.9%

The following table reconciles net income to adjusted net income for the periods indicated:

	Year Ended March 31,
	2019		2018
		Per Diluted Share		Per Diluted Share
Net loss	$(308)	$(0.03)	$(9,844)	$(1.01)
+ Goodwill and other impairments	6,449	0.66	14,816	1.52
+ Restructuring charge	—	—	316	0
+ Bad debt charge on commercial nuclear utility business	—	—	280	0
- Tax effect of above	(1,129)	(0.12)	(2,981)	(0.31)
- Impact of new tax law	—	—	(786)	(0)
Adjusted net income	$5,012	$0.51	$1,801	$0.18

The following table presents the impact of excluding the business held for sale from specific line items in the Consolidated Statement of Operations for the period indicated:

	Year Ended March 31, 2019
	As Reported	Business Held for Sale	Adjusted
Net sales	$91,831	$8,336	$83,495
(Loss) income before provision (benefit) for income taxes	$(145)	$(8,259)	$8,114
Net (loss) income	$(308)	$(6,778)	$6,470

We believe that, when used in conjunction with measures prepared in accordance with GAAP, adjusted operating profit, adjusted operating margin and adjusted net income, which are non-GAAP measures, help in the understanding of our operating performance.

Fiscal 2019 Compared with Fiscal 2018

Sales for fiscal 2019 were $91,831, up 18% as compared with sales of $77,534 for fiscal 2018.  Domestic sales were $59,441 or 65% of total sales, up from $51,950 or 67% of total sales in fiscal 2018.  Domestic sales increased $7,491, or 14%, compared with fiscal year 2018.  International sales accounted for $32,390, or 35% of total sales, for fiscal 2019, up from $25,584, or 33% of total sales in fiscal 2018.  International sales increased $6,806 or 27%, compared with fiscal 2018.  By market, sales for fiscal 2019 were 50% to the refining industry (up from 28% in fiscal 2018), 18% to the chemical and petrochemical industries (down from 27% in fiscal 2018), 11% to the power markets (down from 14% in fiscal 2018), and 21% to defense and other industrial applications (down from 31% in fiscal 2018).

Our gross margin for fiscal 2019 was 23.9% compared with 21.9% for fiscal 2018.  The increase in gross margin was primarily due to an improved pricing environment and increased utilization of capacity.  Gross profit for fiscal 2019 increased $4,934, or 29% compared with fiscal 2018 due to higher volume and higher gross margin as noted above, compared with fiscal 2018.

SG&A expense for fiscal 2019 was $17,878, up 13% or $2,109, compared with $15,769 in fiscal 2018.  SG&A as a percentage of sales in fiscal 2019 was 19.5% of sales compared with 20.3% of sales in fiscal 2018.

During the fourth quarter of fiscal 2019, we decided to sell our commercial nuclear utility business that we operate under our wholly-owned subsidiary Energy Steel.  We reviewed the market value of the business at such time and determined the assets to be impaired based on such market value.  We also estimated the fair value of the commercial nuclear utility business related to the carrying value of Energy Steel.  The impairment review indicated that the fair value of the intangible assets, goodwill and other long-lived assets of the business were negligible, due to erosion of the Energy Steel business and commercial nuclear utility industry.  As a result, we recorded impairment losses of $1,700, $2,000, $1,208, $1,222, and $319 for permits, tradename, customer relationships, goodwill, and other long-lived assets, respectively.  The total impairment charge was $6,449 before taxes and $5,320 after taxes.  The remaining value of the business is net working capital.

During the third quarter of fiscal 2018, we performed our annual goodwill and intangible asset impairment review.  We estimated the fair value of intangible assets and goodwill of our commercial nuclear utility business related to the December 2010 acquisition of Energy Steel.  The impairment review indicated that the fair value of the permits, tradename and goodwill of the business were substantially lower than the carrying value due to reduced investment from the U.S. commercial nuclear utility market, the strength of the Energy Steel brand relative to larger more vertically integrated suppliers, and the bankruptcy of Westinghouse Electric Company which resulted in the stoppage of work at the Summer, South Carolina nuclear facility.  As a result, we recorded impairment losses of $8,600, $500, and $5,716 for permits, tradename, and goodwill, respectively.  The total impairment charge was $14,816 before taxes and $12,014 after taxes.  Additionally, we incurred a $46 revenue reversal, and a $234 bad debt charge, related to the bankruptcy of Westinghouse Electric Company and the stoppage of work at the Summer, South Carolina nuclear facility.  The total before and after tax cost of these two charges was $280 and $193, respectively.  Additionally, we recognized a benefit of $786 related to the revaluation of deferred tax liabilities, which were impacted by the reduction in federal income tax rates from the Tax Act.  The deferred tax benefit of $786 included $839 of expense for adjusting the rates on the deferred tax liability of the Energy Steel acquisition offset by a benefit of $1,625 for other tax items.

In fiscal 2018, we incurred a pre-tax restructuring charge of $316 ($224 after tax) for severance costs related to certain headcount reductions.  There were no such charges in fiscal 2019.

Interest income for fiscal 2019 was $1,462, up from $606 in fiscal 2018, primarily as a result of higher interest rates.  Interest expense for fiscal 2019 was $12, the same amount as in fiscal 2018.

Our effective tax rate was not meaningful in fiscal 2019, as we had a tax expense despite a pre-tax loss, due to non-deductibility of the goodwill portion of the write down for our commercial nuclear utility business. Excluding the impact of the impairment losses we incurred from our commercial nuclear utility business, our effective tax rate in fiscal 2019 was 20%.  This compares to an effective tax rate in fiscal 2018 of 23%.  Excluding the impact of the impairment losses we incurred from our commercial nuclear utility business and the impact of the Tax Act, our effective tax rate in fiscal 2018 was 31%.

Net (loss) and (loss) per diluted share for fiscal 2019, were ($308) and ($0.03), respectively, compared with net (loss) and (loss) per diluted share of ($9,844) and ($1.01), respectively, for fiscal 2018.  Excluding the impairment and other charges related to our commercial nuclear utility business in each of fiscal 2019 and fiscal 2018, as well as the impact of the Tax Act change and restructuring charges in fiscal 2018, net income and income per diluted share for fiscal 2019 were $5,012 and $0.51, respectively, and  for fiscal 2018 were $1,801 and $0.18, respectively.

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K.  The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2019	March 31, 2018
$98,966	$103,349

Fiscal 2019 Compared with Fiscal 2018

Stockholders' equity decreased $4,383 or 4%, at March 31, 2019 compared with March 31, 2018.  The decrease was primarily due to the impairment and other charges related to our commercial nuclear utility business offset partially by earnings.

On March 31, 2019, our net book value per share was $10.05, down from $10.58 at March 31, 2018.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2019	2018
Cash and investments	$77,753	$76,479
Working capital(1)	79,896	78,105
Working capital ratio(2)	2.5	3.1
Working capital excluding cash and investments	2,143	1,626
Working capital excluding cash and investments as a percent of net sales	2.3%	2.1%

(1)  Working capital equals current assets minus current liabilities.

(2)  Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to assess our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2019 was $7,917, compared with $8,511 for fiscal 2018.  The $594 decrease in cash generated was due to cash usage from unbilled revenue and accounts payable, which were both cash usages in fiscal 2019 but were cash generators in fiscal 2018, mostly offset by changes in earnings adjusted for the commercial nuclear utility business adjustments, customer deposits and accounts receivable.

Capital spending in fiscal 2019 was $2,138, compared with $2,051 in fiscal 2018.  Capital expenditures in each of fiscal 2019 and fiscal 2018 were approximately 80% for facilities along with machinery and equipment and the remaining 20% for all other items.

Dividend payments were $3,834 in fiscal 2019, compared with $3,517 in fiscal 2018.

Cash and investments were $77,753 at March 31, 2019, compared with $76,479 at March 31, 2018, up $1,274 or 2%.

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

Capital expenditures for the fiscal year ending March 31, 2020 (which we refer to as "fiscal 2020") are expected to be between approximately $2,500 and $2,800.  Approximately 75% to 80% of our fiscal 2020 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also have a $5,000 unsecured line of credit with HSBC, N.A. ("HSBC").  Letters of credit outstanding on March 31, 2019 and March 31, 2018 were $8,503 and $8,233, respectively.  The outstanding letters of credit as of March 31, 2019 were issued by JP Morgan Chase, HSBC, as well as Bank of America, N.A. (under our previous credit facility).  There were no other amounts outstanding on our credit facilities at March 31, 2019 and March 31, 2018.  The borrowing rate under our JP Morgan Chase facility as of March 31, 2019 was the bank’s prime rate, or 5.50%.  Availability under the JP Morgan Chase and HSBC lines of credit was $22,505 and $24,336 at March 31, 2019 and March 31, 2018, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Contractual Obligations

As of March 31, 2019, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$172	$62	$73	$37	$—
Operating leases(1)	879	501	338	40	—
Pension and postretirement benefits(2)	78	78	—	—	—
Accrued pension liability	662	—	—	—	662
Total	$1,791	$641	$411	$77	$662

(1)	For additional information, see Note 8 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2) Amounts represent anticipated contributions during fiscal 2019 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees.  On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees.  Benefits payable to retirees of record on April 1, 2003 remained unchanged.  We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated.  No contributions are expected to be made to our defined benefit pension plan for fiscal 2020.

Orders and Backlog

Orders in fiscal 2019 decreased 10% to $101,241 from $112,230 in fiscal 2018.  Orders in fiscal 2019, excluding the business held for sale, were $90,222, down from $104,611 in fiscal 2018.  Orders represent communications received from customers requesting us to supply products and services.  Revenue is recognized on orders received in accordance with our revenue recognition policy described in Notes 1 and 2 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 61%, or $62,205, and international orders were 39%, or $39,036, of our total net orders in fiscal 2019.  This compared to net domestic orders of $77,126, or 69%, of total net orders, and international orders of $35,104, or 31%, of our total orders in fiscal 2018.   Domestic orders decreased by $14,921, or 19% as a result of weaker orders for the U.S. Navy business (we received an atypical order for approximately $25,000 for work related to the U.S. Navy in fiscal 2018) and refining market, offset by increased demand in the petrochemical processing and nuclear market industries.  Net international orders increased by $3,932, or 11% in fiscal 2019.

Backlog was $132,127 at March 31, 2019, up 12% compared with $117,946 at March 31, 2018.  Backlog was $124,088, excluding the commercial nuclear utility business which is being held for sale.  Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized.  All orders in backlog represent orders from our traditional markets in established product lines.  Approximately 55% to 60% of orders currently in our backlog are expected to be converted to sales within one year.  At March 31, 2019, approximately 22% of our backlog was attributed to equipment for refinery project work, 19% for chemical and petrochemical projects, 7% for power, including nuclear energy (89% of which is now considered held for sale as noted above), 49% for U.S. Navy projects and 3% for other industrial or commercial applications.  At March 31, 2018, approximately 30% of our backlog was attributed to equipment for refinery project work, 5% for chemical and petrochemical projects, 5% for power, including nuclear energy, 56% for U.S. Navy projects and 4% for other industrial or commercial applications.  At March 31, 2019, we had no projects on hold.

Outlook

Capital spending in the energy markets we serve began to increase during the second half of fiscal 2018 and continued through fiscal 2019. Orders from customers in the refining market were much stronger in the second half of fiscal 2018 than they had been in the three years prior.  Orders in the chemical and petrochemical market began to increase in fiscal 2019.  In general, refining and chemical industry end markets continue to measuredly release orders.  While our bidding activity has developed a robust pipeline of potential orders, final investment decisions and order placements by customers remain measured.  At March 31, 2019, 49% of our backlog was for the U.S. Navy.  Our pipeline continues to be robust, but quarterly fluctuations in order levels are likely to occur.

We continue to believe in the long-term strength of the energy and petrochemical markets.  Coupled with our diversification strategy with the U.S. Navy, we believe that the long-term strength of our markets will support our goal to significantly grow our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on reducing earnings volatility, growing our business and diversifying our business and product lines.

We expect revenue in fiscal 2020 to be approximately $95,000 to $100,000; this excludes the commercial nuclear utility business which is held for sale.  This would be an anticipated increase of 14% to 20% when compared with $83,495 for fiscal 2019 when excluding the held for sale business.  We project that approximately 55% to 60% of our March 31, 2019 backlog, excluding backlog held for sale, will convert to sales in fiscal 2020.  We expect the remaining backlog will convert beyond fiscal 2020, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

We expect gross profit margin in fiscal 2020 to be in the 23% to 24% range, compared with 23.9% in fiscal 2019.  SG&A during fiscal 2020 is expected to be between $17,000 and $18,000.  Our effective tax rate during fiscal 2020 is expected to be approximately 20%.

We expect that cash flow in fiscal 2020 will continue to be solid.  We continue to believe that the long-term outlook for the energy and petrochemical markets is good and expect we will have more clarity on the strength of the ongoing recovery as we work through fiscal 2020.

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

As of March 31, 2019, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits to which we are, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Revenue Recognition.  The Company accounts for revenue in accordance with Accounting Standard Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), which it adopted on April 1, 2018 using the modified retrospective approach.

We recognize revenue on all contracts when control of the product is transferred to the customer.  Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer.  Customer acceptance may also be a factor in determining whether control of the product has transferred.  Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606.

Valuation of Goodwill and Intangible Assets.  Definite lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit may have been reduced below its carrying value.  If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded.  Fair values for reporting units are determined based on a weighted combination of the market approach and the income approach using discounted cash flows.  Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

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

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue over time, fair value estimates of goodwill and identifiable tangible and intangible assets acquired in business combinations, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.

As discussed above under the heading "Critical Accounting Policies," we recognize a majority of our revenue using an over-time recognition method.  The key estimate for the over-time recognition model is total labor to be incurred on each contract and to the extent that this estimate changes, it may significantly impact revenue recognized in each period.

As a result of the adoption of ASC 606, we anticipate certain large international contracts will not qualify for over-time revenue recognition which may cause inordinate quarter-to-quarter and year-to-year financial performance volatility.

Goodwill and intangible assets with indefinite lives are tested annually for impairment.  We assess goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts.  If the fair value of a reporting unit is less than its carrying value, an impairment loss, limited to the amount of goodwill allocated to that reporting unit, is recorded.  Fair values for reporting units are determined based on a weighted combination of the market approach and the income approach using discounted cash flows.  Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

Contingencies, by their nature, relate to uncertainties that require us to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss.  For more information on these matters, see the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works.  To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates.  These assumptions are reviewed annually.

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments.  The discount rate assumption for fiscal 2019 was 3.95% for our defined benefit pension plan and 3.63% for our other postretirement benefit plan.  A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2019 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $451 and $0, respectively.

The expected return on plan assets assumption of 8.0% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns.  A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2019 net periodic pension expense by approximately $191.

During fiscal 2019 and fiscal 2018, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2019 and fiscal 2018, the projected benefit obligation decreased $1,589 and $890, respectively, and the plan assets decreased $1,718 and $998, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019 or March 31, 2018, other than operating leases and letters of credit incurred in the ordinary course of business.

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

Foreign Currency

International consolidated sales for fiscal 2019 were 35% of total sales, up from 33% of sales in fiscal 2018.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In fiscal 2019, substantially all sales for which we or our subsidiaries were paid were denominated in the local currency (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In fiscal 2019, our purchases in foreign currencies represented 2% of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in fiscal 2019 and as of March 31, 2019, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers.  In fiscal 2019 and fiscal 2018, we had no projects cancelled.  At March 31, 2019, we had no projects on hold.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Net sales	$91,831	$77,534	$91,769
Cost of products sold	69,922	60,559	69,612
Gross profit	21,909	16,975	22,157
Other expenses and income:
Selling, general and administrative	17,641	15,533	14,630
Selling, general and administrative - amortization	237	236	234
Goodwill and other impairments	6,449	14,816	—
Restructuring charge	—	316	630
Other income	(823)	(478)	(10)
Interest income	(1,462)	(606)	(386)
Interest expense	12	12	10
Total other expenses and income	22,054	29,829	15,108
(Loss) income before provision (benefit) for income taxes	(145)	(12,854)	7,049
Provision (benefit) for income taxes	163	(3,010)	2,026
Net (loss) income	$(308)	$(9,844)	$5,023
Per share data:
Basic:
Net (loss) income	$(0.03)	$(1.01)	$0.52
Diluted:
Net (loss) income	$(0.03)	$(1.01)	$0.52
Average common shares outstanding:
Basic	9,823	9,764	9,716
Diluted	9,823	9,764	9,728
Dividends declared per share	$0.39	$0.36	$0.36

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31,
	2019	2018	2017
	(Amounts in thousands)
Net (loss) income	$(308)	$(9,844)	$5,023
Other comprehensive (loss) income:
Foreign currency translation adjustment	(235)	344	(251)
Defined benefit pension and other postretirement plans, net of income tax (benefit) provision of $(63), $476, and $1,364, for the years ended March 31, 2019, 2018 and 2017, respectively	(348)	1,668	2,493
Total other comprehensive (loss) income	(583)	2,012	2,242
Total comprehensive (loss) income	$(891)	$(7,832)	$7,265

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$15,021	$40,456
Investments	62,732	36,023
Trade accounts receivable, net of allowances ($33 and $339 at March 31, 2019 and 2018, respectively)	17,582	17,026
Unbilled revenue	7,522	8,079
Inventories	24,670	11,566
Prepaid expenses and other current assets	1,333	772
Income taxes receivable	1,073	1,478
Assets held for sale	4,850	—
Total current assets	134,783	115,400
Property, plant and equipment, net	17,071	17,052
Prepaid pension asset	4,267	4,369
Goodwill	—	1,222
Permits	—	1,700
Other intangible assets, net	—	3,388
Other assets	149	202
Total assets	$156,270	$143,333
Liabilities and stockholders' equity
Current liabilities:
Current portion of capital lease obligations	$51	$88
Accounts payable	12,405	16,151
Accrued compensation	5,126	4,958
Accrued expenses and other current liabilities	2,933	2,885
Customer deposits	30,847	13,213
Liabilities held for sale	3,525	—
Total current liabilities	54,887	37,295
Capital lease obligations	95	55
Deferred income tax liability	1,056	1,427
Accrued pension liability	662	565
Accrued postretirement benefits	604	642
Total liabilities	57,304	39,984
Commitments and contingencies (Notes 8 and 18)
Stockholders' equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,650 and 10,579 shares issued and 9,843 and 9,772 shares outstanding at March 31, 2019 and 2018, respectively	1,065	1,058
Capital in excess of par value	25,277	23,826
Retained earnings	93,847	99,011
Accumulated other comprehensive loss	(8,833)	(8,250)
Treasury stock (807 shares at each of March 31, 2019 and 2018)	(12,390)	(12,296)
Total stockholders' equity	98,966	103,349
Total liabilities and stockholders' equity	$156,270	$143,333

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018	2017
	(Dollar amounts in thousands)
Operating activities:
Net (loss) income	$(308)	$(9,844)	$5,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,968	1,986	2,092
Amortization	237	236	234
Amortization of unrecognized prior service cost and actuarial losses	875	1,050	1,387
Goodwill and other impairments	6,449	14,816	—
Stock-based compensation expense	1,069	577	627
Loss on disposal or sale of property, plant and equipment	30	26	4
Deferred income taxes	(159)	(3,088)	(884)
(Increase) decrease in operating assets:
Accounts receivable	(1,227)	(5,472)	1,127
Unbilled revenue	(2,519)	7,866	(3,996)
Inventories	(2,068)	(2,311)	1,561
Income taxes receivable/payable	396	(1,794)	1,977
Prepaid expenses and other current and non-current assets	(576)	(176)	(111)
Prepaid pension asset	(1,181)	(1,009)	(823)
Increase (decrease) in operating liabilities:
Accounts payable	(2,572)	5,757	78
Accrued compensation, accrued expenses and other current and non-current liabilities	1,118	(954)	28
Customer deposits	6,328	792	4,010
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	57	53	55
Net cash provided by operating activities	7,917	8,511	12,389
Investing activities:
Purchase of property, plant and equipment	(2,138)	(2,051)	(325)
Proceeds from disposal of property, plant and equipment	—	6	1
Purchase of investments	(115,342)	(54,023)	(55,000)
Redemption of investments at maturity	88,633	52,000	62,000
Net cash (used) provided by investing activities	(28,847)	(4,068)	6,676
Financing activities:
Principal repayments on capital lease obligations	(97)	(107)	(58)
Issuance of common stock	307	—	137
Dividends paid	(3,834)	(3,517)	(3,492)
Purchase of treasury stock	(146)	(119)	(29)
Excess tax (deficiency) benefit on stock awards	—	—	(19)
Net cash used by financing activities	(3,770)	(3,743)	(3,461)
Effect of exchange rate changes on cash	(183)	282	(202)
Net (decrease) increase in cash and cash equivalents, including cash classified within current assets held for sale	(24,883)	982	15,402
Less: Net increase in cash classified within current assets held for sale	(552)	—	—
Net (decrease) increase in cash and cash equivalents	(25,435)	982	15,402
Cash and cash equivalents at beginning of year	40,456	39,474	24,072
Cash and cash equivalents at end of year	$15,021	$40,456	$39,474

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2019, 2018 and 2017

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2016	10,468	$1,047	$22,315	$109,013	$(10,676)	$(12,319)	$109,380
Comprehensive income				5,023	2,242		7,265
Issuance of shares	94	9	128				137
Forfeiture of shares	(14)	(1)	1				—
Stock award tax benefit			(19)				(19)
Dividends				(3,492)			(3,492)
Recognition of equity-based compensation expense			627				627
Purchase of treasury stock						(29)	(29)
Issuance of treasury stock			124			117	241
Balance at March 31, 2017	10,548	1,055	23,176	110,544	(8,434)	(12,231)	114,110
Comprehensive (loss) income				(9,844)	2,012		(7,832)
Reclassification of stranded tax effects (See Note 1)				1,828	(1,828)		—
Issuance of shares	59	6	(6)				—
Forfeiture of shares	(28)	(3)	3				—
Dividends				(3,517)			(3,517)
Recognition of equity-based compensation expense			577				577
Purchase of treasury stock						(119)	(119)
Issuance of treasury stock			76			54	130
Balance at March 31, 2018	10,579	1,058	23,826	99,011	(8,250)	(12,296)	103,349
Cumulative effect of change in accounting principle				(1,022)			(1,022)
Comprehensive loss				(308)	(583)		(891)
Issuance of shares	72	7	300				307
Forfeiture of shares	(1)	—	—				—
Dividends				(3,834)			(3,834)
Recognition of equity-based compensation expense			1,069				1,069
Purchase of treasury stock						(146)	(146)
Issuance of treasury stock			82			52	134
Balance at March 31, 2019	10,650	$1,065	$25,277	$93,847	$(8,833)	$(12,390)	$98,966

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2019, 2018 and 2017

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries.  Energy Steel & Supply Co. ("Energy Steel"), a wholly-owned subsidiary, is a nuclear code accredited fabrication and specialty machining company which provides products to the commercial nuclear utility industry. During the fiscal year ended March 31, 2019, the Company established Graham India Private Limited ("GIPL") as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.  The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2019, 2018 and 2017 are referred to as "fiscal 2019," "fiscal 2018" and "fiscal 2017," respectively.

Principles of consolidation and use of estimates in the preparation of consolidated financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy Steel, located in Lapeer, Michigan, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China, and GIPL, located in India.  All intercompany balances, transactions and profits are eliminated in consolidation.

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

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standard Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), which it adopted on April 1, 2018 using the modified retrospective approach.  See the Accounting and report changes section below for further discussion of this adoption.

The Company recognizes revenue on all contracts when control of the product is transferred to the customer.  Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, the Company has rights to payment, and rewards of ownership pass to the customer.  Customer acceptance may also be a factor in determining whether control of the product has transferred.  Although revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in net sales and the related costs incurred for shipping and handling are included in cost of products sold.

Investments

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  The investments are stated at amortized cost which approximates fair value.  All investments held by the Company at March 31, 2019 are scheduled to mature on or before September 25, 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the average cost method.  Unbilled revenue (contract assets) in the Consolidated Balance Sheets represents revenue recognized that has not been billed to customers on contracts in which revenue is recognized over time.  Upon adoption of the new revenue recognition guidance discussed in the "Accounting and report changes" section below, all progress payments exceeding unbilled revenue are presented as customer deposits (contract liabilities) in the Consolidated Balance Sheets.  Under the previous guidance, progress payments exceeding unbilled revenue were netted against inventory to the extent the payment was less than or equal to the inventory balance relating to the applicable contract, and the excess was presented as customer deposits in the Consolidated Balance Sheet.

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

Goodwill and intangible assets with indefinite lives are tested annually for impairment as of December 31.  The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts.  If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.  Fair values for reporting units are determined based on a weighted combination of the market approach and the income approach using discounted cash flows.  Indefinite lived intangible assets are assessed for impairment by comparing the fair value of the asset to its carrying value.

Assets and liabilities held for sale

The Company classifies long-lived assets (disposal group) to be sold as held for sale in accordance with Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operation And Disclosures of Disposals Of Components Of An Entity," in the period in which all of the following criteria are met:

1.	Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group);
2.	The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal group);
3.	An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated;
4.

The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset (disposal group) beyond one year;

5.	The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
6.	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

A long-lived asset (disposal group) that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell.  Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.  Gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale.

The fair value of a long-lived asset (disposal group) less any costs to sell is assessed at each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.  Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group for all periods presented in the line items "Assets held for sale" and "Liabilities held for sale," respectively, in the Consolidated Balance Sheet as of March 31, 2019.  See Note 3.

Product warranties

The Company estimates the costs that may be incurred under its product warranties and records a liability in the amount of such costs at the time revenue is recognized.  The reserve for product warranties is based upon past claims experience and ongoing evaluations of any specific probable claims from customers.  A reconciliation of the changes in the product warranty liability is presented in Note 7.

Research and development

Research and development costs are expensed as incurred.  The Company incurred research and development costs of $3,538, $3,211 and $3,863 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below:

	Year ended March 31,
	2019	2018	2017
Basic (loss) income per share:
Numerator:
Net (loss) income	$(308)	$(9,844)	$5,023
Denominator:
Weighted common shares outstanding	9,823	9,764	9,716
Basic (loss) income per share	$(0.03)	$(1.01)	$0.52

Diluted (loss) income per share:
Numerator:
Net (loss) income	$(308)	$(9,844)	$5,023
Denominator:
Weighted average common shares and SEUs outstanding	9,823	9,764	9,716
Stock options outstanding	—	—	12
Weighted average common and potential common shares outstanding	9,823	9,764	9,728
Diluted (loss) income per share	$(0.03)	$(1.01)	$0.52

None of the options to purchase shares of common stock which totaled 39 and 69 in fiscal 2019 and fiscal 2018, respectively, were included in the computation of diluted loss per share as the affect would be anti-dilutive due to the net losses in the fiscal years.  There were 11 options to purchase shares of common stock at various exercise prices in fiscal 2017 which were not included in the computation of diluted income per share as the affect would be anti-dilutive given their exercise prices.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $12 in fiscal 2019, $12 in fiscal 2018, and $10 in fiscal 2017.  In addition, income taxes (refunded) paid were $(73) in fiscal 2019, $1,916 in fiscal 2018 and $951 in fiscal 2017.

In fiscal 2019, fiscal 2018 and fiscal 2017, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $348, $(1,668) and $(2,493), respectively.  In fiscal 2018, non-cash activities included the reclassification of $1,828 from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act").  Also, in fiscal 2019, fiscal 2018 and fiscal 2017, non-cash activities included the issuance of treasury stock valued at $134, $130 and $241, respectively, to the Company's Employee Stock Purchase Plan (See Note 13).

At March 31, 2019, 2018 and 2017, there were $85, $0, and $4, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Consolidated Statements of Cash Flows.  In fiscal 2019, fiscal 2018 and fiscal 2017, capital expenditures totaling $100, $0 and $95, respectively, were financed through the issuance of capital leases.

Accumulated other comprehensive loss

Comprehensive income is comprised of net income and other comprehensive income or loss items, which are accumulated as a separate component of stockholders' equity.  For the Company, other comprehensive income or loss items include a foreign currency translation adjustment and pension and other postretirement benefit adjustments.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers."  This guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers.  The guidance requires companies to apply a five-step model when recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The guidance also includes a comprehensive set of disclosure requirements regarding revenue recognition.  The guidance allows two methods of adoption: (1) a full retrospective approach where historical financial information is presented in accordance with the new standard and (2) a modified retrospective approach where the guidance is applied to the most current period presented in the financial statements.  In August 2015, the FASB issued ASU No 2015-14 "Revenue from Contracts with Customers: Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," to clarify the implementation guidance on principal versus agent.  In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606):  Narrow Scope Improvements and Practical Expedients," which clarifies the implementation guidance related to collectability, presentation of sales tax, noncash consideration, contract modifications and completed contracts at transition.

The Company adopted the revenue recognition standard using the modified retrospective approach on April 1, 2018.  The Company recognized the cumulative effect of initially applying the new standard to all contracts that were not completed on the date of adoption as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standard in effect during those periods.  The most significant impact of adopting the guidance is the timing of revenue recognition. Revenue on the majority of the Company's contracts continues to be recognized upon shipment while revenue on its larger contracts is recognized over time as these contracts meet specific criteria established in the new standards.  Consistent with previous guidance, revenue recognized on contracts over time created unbilled revenue (contract assets) and reduced inventory on the Company's Consolidated Balance Sheets.  Upon adoption of the new standard, progress payments for which the Company has received an unconditional right to payment are recognized as trade accounts receivable with a corresponding contract liability of an equal amount as customer deposits on the Company's Consolidated Balance Sheets since the related performance obligations have not been satisfied.  Under the previous guidance, progress payments were recognized when payment was received.  In addition, progress payments exceeding unbilled revenue were netted against inventory to the extent the payment was less than or equal to the inventory balance relating to the applicable contract and the excess was presented as customer deposits.

The following table presents the cumulative effect of the changes made to the Company's Consolidated Balance Sheet as of April 1, 2018 for the adoption of the new revenue recognition standard:

	Balance at March 31, 2018	Adjustments Due to Adoption of Revenue Recognition Standard	Balance at April 1, 2018

Assets
Trade accounts receivable, net of allowances	$17,026	$538	$17,564
Unbilled revenue	8,079	(1,987)	6,092
Inventories	11,566	12,985	24,551
Prepaid expenses and other current assets	772	118	890
Other assets	202	69	271

Liabilities
Accounts payable	16,151	(706)	15,445
Accrued compensation	4,958	(172)	4,786
Accrued expenses and other current liabilities	2,885	484	3,369
Customer deposits	13,213	13,372	26,585
Deferred income tax liability	1,427	(233)	1,194

Stockholders' equity:
Retained earnings	99,011	(1,022)	97,989

The following tables present the impact of adoption of the new revenue recognition standard on the Consolidated Statement of Operations and Balance Sheet as of and for the year ended March 31, 2019:

	Year Ended March 31, 2019
	As Reported	Balance Without Adoption of Revenue Recognition Standard	Effect of Change
Consolidated Statement of Operations
Net sales	$91,831	$89,032	$2,799
Cost of products sold	69,922	67,318	2,604
Gross profit	21,909	21,714	195
Selling, general and administrative	17,641	17,563	78
(Loss) income before (benefit) provision for income taxes	(145)	(262)	117
Provision for income taxes	163	130	33
Net (loss) income	(308)	(392)	84

	March 31,2019
	As Reported	Balance Without Adoption of Revenue Recognition Standard	Effect of Change
Consolidated Balance Sheet
Assets
Trade accounts receivable, net of allowances	$17,582	$14,951	$2,631
Unbilled revenue	7,522	7,384	138
Inventories	24,670	12,553	12,117
Prepaid expenses and other current assets	1,333	1,200	133
Assets held for sale	4,850	3,602	1,248
Other assets	149	141	8

Liabilities and stockholders' equity
Accounts payable	12,405	12,216	189
Accrued compensation	5,126	5,296	(170)
Accrued expenses and other current liabilities	2,933	2,857	76
Customer deposits	30,847	14,807	16,040
Liabilities held for sale	3,525	2,261	1,264
Deferred income tax liability	1,056	1,310	(254)

Stockholders' equity:
Retained earnings	93,847	94,717	(870)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting guidance.  As a result, the effect of leases on the consolidated statement of comprehensive income and the consolidated statement of cash flows is largely unchanged from previous generally accepted accounting principles.  The guidance requires application on a modified retrospective basis based on the earliest period presented in the consolidated financial statements.  In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842) Targeted Improvements, " which provides an additional transition method that allows entities to initially apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  In addition, the guidance provides a practical expedient that allows entities to account for lease components and associated nonlease components as a single component if specific conditions are met.  The amendments in these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Earlier application is permitted.

The Company will adopt these standards using the modified retrospective approach on April 1, 2019.  The Company will elect an available transition method that uses the effective date of the amended guidance as the date of initial application.  The Company has completed its review of its lease agreements and processed the data required to measure the Company’s right of use assets and lease liabilities.

The amended guidance provides for several practical expedients.  The Company will elect the package of practical expedients permitted under the transition guidance which allows entities to carry forward historical lease classification.  The Company will elect the practical expedient that allows the combination of both lease and non-lease components as a single component and account for it as a lease for all classes of underlying assets.  The Company will make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The Company will recognize those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term.  On April 1, 2019, the Company will recognize the cumulative effect of initially applying the amended guidance which will result in the recognition of right of use assets of approximately $700, lease liabilities of approximately $750 and a decrease to the opening balance of retained earnings of approximately $80.  Other current assets and the deferred income tax liability will also be reduced by approximately $50 and $20, respectively.  Approximately $500 of right of use assets and lease liabilities are related to the business held for sale.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)," which clarifies the presentation and classification of eight specific issues on the cash flow statement.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted the new guidance in fiscal 2019.  The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715)," which amended its guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amended guidance requires the service cost component be disaggregated from the other components of net benefit cost.  The service cost component of expense is required to be reported in the Statement of Operations in the same line item as other compensation costs within income from operations.  The other components of net benefit cost are required to be presented separately from the service cost component outside of income from operations.  The amended guidance also allows only the service cost component of net benefit cost to be eligible for capitalization.  This ASU is effective for public businesses for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted the amended guidance in fiscal 2019.  The amended guidance was applied retrospectively for the presentation of the service cost component and other components of net benefit cost in the Consolidated Statements of Operations.  In addition, the amended guidance was applied prospectively for the capitalization of the service cost component of net benefit cost.  The amended guidance allows for a practical expedient that permits the use of amounts previously disclosed in the Employee Benefit Plans Note to the Consolidated Financial Statements within prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company elected this practical expedient for the prior period presentation.  The adoption of this amended guidance resulted in the reclassification of net benefit income of $355 and $123 from compensation costs included in Cost of products sold and Selling, general and administrative expense, respectively, to Other income in the Consolidated Statement of Operations for fiscal 2018 and the reclassification of net benefit income of $4 and $6 from compensation costs included in Cost of products sold and Selling, general and administrative expense, respectively, to Other income in the Consolidated Statement of Operations for fiscal 2017.

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

Note 2 – Revenue Recognition:

The Company accounts for revenue in accordance with Accounting Standard Codification 606, "Revenue from Contracts with Customers" ("ASC 606"), which it adopted on April 1, 2018 using the modified retrospective approach.  See Note 1 to the Consolidated Financial Statements for further discussion of this adoption.

The Company recognizes revenue on all contracts when control of the product is transferred to the customer.  Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, the Company has rights to payment, and rewards of ownership pass to the customer.

The following tables present the Company's net sales disaggregated by product line and geographic area:

	Year ended March 31,
Product Line	2019	2018	2017
Heat transfer equipment	$24,785	$27,023	$27,616
Vacuum equipment	34,461	22,175	29,672
All other	32,585	28,336	34,481
Net sales	$91,831	$77,534	$91,769

	Year ended March 31,
Geographic Area	2019	2018	2017
Asia	$10,292	$10,200	$7,711
Canada	16,602	8,888	3,506
Middle East	2,610	3,785	3,160
South America	324	1,560	4,773
U.S.	59,441	51,950	69,166
All Other	2,562	1,151	3,453
Net sales	$91,831	$77,534	$91,769

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.   Revenue from contracts that is recognized upon shipment accounted for approximately 40% of revenue in fiscal 2019.  Revenue from contracts that is recognized over time accounted for approximately 60% of revenue in fiscal 2019.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

The timing of revenue recognition, invoicing and cash collections affect trade accounts receivable, unbilled revenue (contract assets) and customer deposits (contract liabilities) on the Consolidated Balance Sheets.  Unbilled revenue represents revenue on contracts that is recognized over time and exceeds the amount that has been billed to the customer.  Unbilled revenue is separately presented in the Consolidated Balance Sheets.  The Company may receive a customer deposit or have an unconditional right to receive a customer deposit prior to revenue being recognized.  Because the performance obligations related to such customer deposits may not have been satisfied, a contract liability is recorded and an offsetting asset of equal amount is recorded as a trade accounts receivable until the deposit is collected.  Customer deposits are separately presented in the Consolidated Balance Sheets.  Customer deposits are not considered a significant financing component as they are generally received less than one year before the product is completed or used to procure specific material on a contract, as well as related overhead costs incurred during design and construction.

Net contract assets (liabilities) consisted of the following:

	March 31,	April 1,
	2019	2018	Change
Unbilled revenue	$7,522	$6,092	$1,430
Customer deposits	(30,847)	(26,585)	(4,262)
Net under (over) billings	$(23,325)	$(20,493)	$(2,832)

Contract liabilities at March 31, 2019 and April 1, 2018 include $6,382 and $2,220, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Consolidated Balance Sheets and within Note 1, includes corresponding balances at March 31, 2019 and April 1, 2018, respectively.  Revenue recognized in fiscal 2019 that was included in the contract liability balance at April 1, 2018 was $10,680.  Changes in the net contract liability balance during fiscal 2019 were impacted by a $1,430 increase in contract assets, of which $7,626 was due to contract progress offset by invoicing to customers of $5,894 and the reclassification of unbilled revenue of $302 to assets held for sale.  In addition, contract liabilities increased $4,262 driven by new customer deposits of $16,875 offset by revenue recognized in fiscal 2019 that was included in the contract liability balance at April 1, 2018 and the reclassification of customer deposits of $1,933 to liabilities held for sale.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,214 and $1,124 at March 31, 2019 and 2018, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $133 and $118 at March 31, 2019 and April 1, 2018, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.  The related amortization expense was $168 in fiscal 2019.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of March 31, 2019, the Company had remaining unsatisfied performance obligations of $132,127, of which $8,039 was held for sale.  The Company expects to recognize revenue on approximately 55% to 60% of the remaining performance obligations within one year, 10% to 15% in one to two years and the remaining beyond two years.

Note 3 – Assets and Liabilities Held for Sale

In March 2019, the Company's Board of Directors approved a plan to sell Energy Steel.  Energy Steel met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of fiscal 2019.  The potential disposal of Energy Steel does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operation And Disclosures of Disposals Of Components Of An Entity."  As part of the required assessment under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations was less than its carrying value and, as a result, an impairment loss totaling $6,449 was recorded in fiscal 2019.  (See Note 6 to the Consolidated Financial Statements for further discussion.)

The following table reconciles the major classes of assets and liabilities classified as held for sale in the Consolidated Balance Sheet:

March 31, 2019

Major classes of assets included as held for sale
Cash	$552
Trade accounts receivable, net of allowances	1,921
Unbilled revenue	302
Inventories	1,809
Prepaid expenses and other current assets	130
Income taxes receivable	10
Deferred tax asset	126
Total major classes of assets included as held for sale	$4,850

Major classes of liabilities included as held for sale
Accounts payable	$520
Accrued compensation	326
Accrued expenses and other current liabilities	746
Customer deposits	1,933
Total major classes of liabilities included as held for sale	$3,525

Subsequent to March 31, 2019, the Company received an offer for the purchase of Energy Steel.

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2019	2018
Raw materials and supplies	$2,787	$3,095
Work in process	20,553	17,546
Finished products	1,330	1,034
	24,670	21,675
Less – progress payments	—	10,109
	$24,670	$11,566

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2019	2018
Land	$171	$210
Buildings and leasehold improvements	19,263	19,066
Machinery and equipment	29,530	29,579
Construction in progress	4	34
	48,968	48,889
Less – accumulated depreciation and amortization	31,897	31,837
	$17,071	$17,052

Depreciation expense in fiscal 2019, fiscal 2018 and fiscal 2017 was $1,968, $1,986, and $2,092, respectively.

Note 6– Intangible Assets:

Intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
At March 31, 2019
Intangibles subject to amortization:
Customer relationships	$2,700	$1,492	$1,208	$—

Intangibles not subject to amortization:
Permits	$10,300	$—	$10,300	$—
Tradename	2,500	—	2,500	—
	$12,800	$—	$12,800	$0

At March 31, 2018
Intangibles subject to amortization:
Customer relationships	$2,700	$1,312	$—	$1,388

Intangibles not subject to amortization:
Permits	$10,300	$—	$8,600	$1,700
Tradename	2,500	—	500	2,000
	$12,800	$—	$9,100	$3,700

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible amortization expense was $180 in each of fiscal 2019, fiscal 2018 and fiscal 2017.

During the third quarter of fiscal 2018, the Company performed its annual goodwill and intangible asset impairment review.  The Company assesses impairment by comparing the fair value of its reporting units and intangible assets to their related carrying value.  The Company estimated the fair value of intangible assets and goodwill of its commercial nuclear utility business related to the December 2010 acquisition of Energy Steel using the income approach.  Under the income approach, the fair value of the business is calculated based on the present value of estimated future cash flows.  Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.  The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy.  The impairment review indicated that the fair value of the permits, tradename and goodwill of the business were substantially lower than the carrying value due to reduced investment from the U.S. commercial nuclear utility market, the strength of the Energy Steel brand relative to larger more vertically integrated suppliers, and the bankruptcy of Westinghouse Electric Company which resulted in the stoppage of work at the Summer, South Carolina nuclear facility.  As a result, in the third quarter of fiscal 2018 the Company recorded impairment losses of $8,600, $500, and $5,716 for permits, tradename and goodwill, respectively.

During the third quarter of fiscal 2019, the Company performed its annual goodwill and intangible asset impairment review based on a weighted combination of the market approach and the income approach as described above.  The review indicated that there was no impairment of goodwill and intangible assets.

As disclosed in Note 3, in the fourth quarter of fiscal 2019, the Company’s Board of Directors approved a plan to sell Energy Steel and, as a result, the Company classified the assets and liabilities of Energy Steel as "Assets held for sale" and "Liabilities held for sale" in the Consolidated Balance Sheet as of March 31, 2019.  An impairment loss totaling $6,449 was recorded in the fourth quarter of fiscal 2019 related to the disposition of Energy Steel which included impairment losses of $1,700, $2,000, $1,208, $1,222 and $319 for permits, tradename, customer relationships, goodwill and other long-lived assets.

Goodwill was $0 and $1,222 at March 31, 2019 and 2018, respectively.

Note 7 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2019	2018
Balance at beginning of year	$493	$538
Expense for product warranties	234	528
Product warranty claims paid	(276)	(573)
Reclassification to liabilities held for sale	(85)	—
Balance at end of year	$366	$493

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Note 8 - Leases:

The Company leases equipment and office space under various operating leases.  Lease expense applicable to operating leases was $572, $581 and $615 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Property, plant and equipment include the following amounts for leases which have been capitalized:

	March 31,
	2019	2018
Machinery and equipment	$258	$364
Less accumulated amortization	118	192
	$140	$172

Amortization of machinery and equipment under capital leases amounted to $44, $73 and $54 in fiscal 2019, fiscal 2018, and fiscal 2017, respectively, and is included in depreciation expense.

As of March 31, 2019, future minimum payments required under non-cancelable leases are:

	Operating Leases	Capital Leases
2020	$501	$62
2021	301	47
2022	37	26
2023	32	26
2024	8	11
Total minimum lease payments	$879	172

Less – amount representing interest		26
Present value of net minimum lease payments		$146

Note 9 - Debt:

Short-Term Debt

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2019 and 2018.

On December 2, 2015, the Company entered into a revolving credit facility agreement with JPMorgan Chase Bank, N.A. that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option at any time up to $50,000.  The agreement has a five-year term.

At the Company's option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank's prime rate; or (ii) a rate equal to LIBOR plus a margin.  The margin is based on the Company's funded debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and may range from 1.75% to 0.95%.  Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.30% and 0.20%, depending on the above ratio.  The bank’s prime rate was 5.50% and 4.75% at March 31, 2019 and 2018, respectively.

Outstanding letters of credit under the agreement are subject to a fee of between 1.20% and 0.70%, depending on the Company's ratio of funded debt to EBITDA.  The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of 0.40% by securing outstanding letters of credit with cash and cash equivalents.  At March 31, 2019, all outstanding letters of credit were secured by certificate of deposit.  At March 31, 2019, there were $4,763 letters of credit outstanding on the JPMorgan Chase Bank, N.A. revolving credit facility and $1,008 with Bank of America, N.A.  Availability under the line of credit was $20,237 at March 31, 2019.

Under the revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes ("EBIT") to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0.  The Company was in compliance with all such provisions as of and for the years ended March 31, 2019 and 2018.  Assets with a book value of $137,075 have been pledged to secure borrowings under the credit facility.

On March 24, 2014, the Company entered into a letter of credit facility agreement to further support its international operations.  The agreement provides a $5,000 line of credit to be used for the issuance of letters of credit.  Under the agreement, the Company incurs an annual facility fee of 0.375% of the maximum amount available under the facility and outstanding letters of credit are subject to a fee of between 1.25% and 0.75%, depending on the Company's ratio of funded debt to EBITDA, as defined in such credit facility.  The facility requires the Company to maintain a maximum funded debt to EBITDA ratio of 3.5 to 1.0 and a minimum EBIT to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  At March 31, 2019 there were $2,732 letters of credit outstanding, and availability under the letter of credit facility was $2,268.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2019	2018
Capital lease obligations (Note 8)	$146	$143
Less: current amounts	51	88
Total	$95	$55

With the exception of capital leases, the Company has no long-term debt payment requirements over the next five years as of March 31, 2019.

Note 10 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable.  The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.  At March 31, 2019 and 2018, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts.  At March 31, 2019 and 2018, the Company was contingently liable on outstanding standby letters of credit aggregating $8,503 and $8,233, respectively.

Foreign Exchange Risk Management

The Company, as a result of its global operating and financial activities, is exposed to market risks from changes in foreign exchange rates.  In seeking to minimize the risks and/or costs associated with such activities, the Company may utilize foreign exchange forward contracts with fixed dates of maturity and exchange rates.  The Company does not hold or issue financial instruments for trading or other speculative purposes and only holds contracts with high quality financial institutions.  If the counter-

parties to any such exchange contracts do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligation.  At March 31, 2019 and 2018, there were no foreign exchange forward contracts held by the Company.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:  The fair value of investments at March 31, 2019 and 2018 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 11 – Income Taxes:

An analysis of the components of (loss) income before provision (benefit) for income taxes is presented below:

	Year ended March 31,
	2019	2018	2017
United States	$(256)	$(12,861)	$7,346
China	111	7	(297)
	$(145)	$(12,854)	$7,049

The provision (benefit) for income taxes consists of:

	Year ended March 31,
	2019	2018	2017
Current:
Federal	$181	$6	$2,834
State	141	72	118
Foreign	—	—	(42)
	322	78	2,910
Deferred:
Federal	(3,993)	(3,276)	(861)
State	(84)	61	30
Foreign	41	12	(27)
Changes in valuation allowance	3,877	115	(26)
	(159)	(3,088)	(884)
Total provision (benefit) for income taxes	$163	$(3,010)	$2,026

The reconciliation of the (benefit) provision calculated using the U.S. federal tax rate with the provision (benefit) for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2019	2018	2017
(Benefit) provision for income taxes at federal rate	$(30)	$(3,958)	$2,467
State taxes	45	118	129
Charges not deductible for income tax purposes	89	48	39
Recognition of tax benefit generated by qualified production activities deduction	—	4	(209)
Research and development tax credits	(177)	(102)	(196)
Valuation allowance	3,877	(80)	(26)
Basis difference in subsidiary held for sale	(3,848)	—	—
Difference in federal rate	3	(2,799)	(194)
Impairment of goodwill and intangible assets	257	1,760	—
Foreign-derived intangible income deduction	(69)	—	—
Global intangible low-taxed income	11	—	—
Stranded tax effects in accumulated other comprehensive loss	—	1,828	—
Mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits	—	185	—
Other	5	(14)	16
Provision (benefit) for income taxes	$163	$(3,010)	$2,026

In fiscal 2018 the impact on the valuation allowance of the difference in the federal rate as a result of the Tax Cuts and Jobs Act which became law in December 2017 (the "Tax Act") discussed below is reflected in the line item "Difference in federal rate" in the reconciliation above.

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the Company's net deferred income tax liability follows:

	March 31,
	2019	2018
Depreciation	$(1,714)	$(1,582)
Accrued compensation	230	201
Prepaid pension asset	(935)	(969)
Accrued pension liability	145	129
Accrued postretirement benefits	150	160
Compensated absences	355	366
Inventories	14	51
Warranty liability	80	108
Accrued expenses	267	429
Stock-based compensation	359	332
Intangible assets	—	(1,100)
New York State investment tax credit	1,069	1,074
Research and development tax credit	—	145
Net operating loss carryforwards	50	271
Capital loss related to subsidiary held for sale	3,848
Other	(20)	47
	3,898	(338)
Less: Valuation allowance	(4,917)	(1,074)
Total	$(1,019)	$(1,412)

The foreign deferred income tax asset of $37 and $15 at March 31, 2019 and 2018, respectively, is included in the caption "Other assets" in the Consolidated Balance Sheet.  Deferred income taxes include the impact of state investment tax credits of $275, which expire from 2020 to 2033 and state investment tax credits of $794, which have an unlimited carryforward period.

Foreign net operating losses at March 31, 2019 were $200 and expire between 2021 through 2023.  Net operating losses attributable to Energy Steel, the subsidiary held for sale, for city income taxes were $4,279 at March 31, 2019 and have an indefinite life.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2019 and 2018 related to certain state investment tax credits and the capital loss related to the subsidiary held for sale would not be realized, and recorded a valuation allowance of $4,917 and $1,074, respectively.  The deferred tax asset of $126 included in the caption "Assets held for sale" in the Consolidated Balance Sheet includes a valuation allowance of $34 related to net operating loss carryforwards for city income taxes.

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for tax years 2015 through 2018 and examination in state tax jurisdictions for tax years 2014 through 2018.  The Company is subject to examination in the People's Republic of China for tax years 2015 through 2018.  The liability for unrecognized tax benefits was $0 at each of March 31, 2019 and 2018.

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

The Tax Act also includes two new U.S. tax base-erosion provisions, the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions, beginning in 2018.  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  The Company has elected to account for GILTI tax in the period in which it is incurred and has recorded $11 of tax related to GILTI in fiscal 2019.  The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  The Company was not subject to this tax, and therefore has not included any tax impacts of BEAT in its consolidated financial statements.

The Tax Act also provides tax incentives to U.S. companies to earn income from the sale, lease or license of goods and services abroad in the form of a deduction for foreign-derived intangible income ("FDII").  FDII is taxed at an effective rate of 13.125% for taxable years beginning after December 31, 2017.  The incremental U.S. tax savings on FDII in fiscal 2019 was $69.

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included the amount in its consolidated financial statements in fiscal 2018 and during fiscal 2019 there were no significant changes made to the provisional amounts recorded in fiscal 2018.

Note 12 – Employee Benefit Plans:

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

The components of pension (benefit) cost are:

	Year ended March 31,
	2019	2018	2017
Service cost during the period	$571	$598	$600
Interest cost on projected benefit obligation	1,339	1,423	1,450
Expected return on assets	(3,062)	(2,977)	(2,873)
Amortization of:
Actuarial loss	847	1,013	1,351
Net pension (benefit) cost	$(305)	$57	$528

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2019	2018	2017
Discount rate	3.95%	4.08%	3.93%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2020.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2019	2018
Change in the benefit obligation
Projected benefit obligation at beginning of year	$34,441	$35,460
Service cost	468	494
Interest cost	1,339	1,423
Actuarial loss (gain)	462	(44)
Benefit payments	(972)	(2,002)
Liability released through annuity purchase	(1,589)	(890)
Projected benefit obligation at end of year	$34,149	$34,441

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$38,810	$37,800
Employer contribution	30	52
Actual return on plan assets	2,266	3,958
Benefit and administrative expense payments	(972)	(2,002)
Annuities purchased	(1,718)	(998)
Fair value of plan assets at end of year	$38,416	$38,810

Funded status
Funded status at end of year	$4,267	$4,369
Amount recognized in the Consolidated Balance Sheets	$4,267	$4,369

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2019	2018
Discount rate	3.83%	3.95%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2019 and fiscal 2018, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2019 and fiscal 2018, the projected benefit obligation decreased $1,589 and $890, respectively, and plan assets decreased $1,718 and $998 respectively.  The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases.  The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.  The accumulated benefit obligation as of March 31, 2019 and 2018 was $30,380 and $30,385, respectively.  At March 31, 2019 and 2018, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2019	2018
Net actuarial loss	$8,737	$8,369

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2019	2018
Net actuarial loss (gain) arising during the year	$1,080	$(794)
Reclassification of stranded tax effects related to the Tax Act	—	1,771
Amortization of actuarial loss	(712)	(788)
	$368	$189

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2020 is $969.

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2020	$1,224
2021	1,306
2022	1,378
2023	1,396
2024	1,483
2025-2029	8,273
Total	$15,060

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2019	2018
Equity securities	50%	49%	67%
Debt securities	50%	51%	33%
		100%	100%

The investment strategy of the plan is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company.  Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses.  Targets are adjusted when considered necessary to reflect trends and developments within the overall investment environment.  In fiscal 2019, the target allocation was adjusted to 50% from 65% for equity securities and to 50% from 35% for debt securities.

The fair values of the Company's pension plan assets at March 31, 2019 and 2018, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$87	$87	$—	$—

Equity securities:
U.S. companies	15,130	15,130	—	—
International companies	3,795	3,795	—	—

Fixed income:
Corporate bond funds
Long-term	19,404	19,404	—	—
	$38,416	$38,416	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$98	$98	$—	$—

Equity securities:
U.S. companies	20,663	20,663	—	—
International companies	5,181	5,181	—	—

Fixed income:
Corporate bond funds
Intermediate-term	10,283	10,283	—	—
Short-term	2,585	2,585	—	—
	$38,810	$38,810	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades.  See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003.  In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan.  The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees.  The Company contribution to the defined contribution plan for these employees in fiscal 2019, fiscal 2018 and fiscal 2017 was $325, $284 and $286, respectively.

The Company has a Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums.  Pension expense recorded in fiscal 2019, fiscal 2018, and fiscal 2017 related to this plan was $97, $115 and $128, respectively.  At March 31, 2019 and 2018, the related liability was $662 and $582, respectively.  The current portion of the related liability was $0 and $17 at March 31, 2019 and 2018 is included in the caption "Accrued Compensation" and the long-term portion is included in "Accrued Pension Liability" in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees.  The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral.  Company contributions are immediately vested.  Contributions were $1,135 in fiscal 2019, $805 in fiscal 2018 and $873 in fiscal 2017.

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

The components of postretirement benefit expense are:

	Year ended March 31,
	2019	2018	2017
Interest cost on accumulated benefit obligation	$25	$26	$26
Amortization of actuarial loss	28	37	36
Net postretirement benefit expense	$53	$63	$62

The weighted average discount rates used to develop the net postretirement benefit cost were 3.63%, 3.23% and 3.16% in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2019	2018
Change in the benefit obligation
Projected benefit obligation at beginning of year	$723	$844
Interest cost	25	26
Actuarial loss (gain)	2	(73)
Benefit payments	(68)	(74)
Projected benefit obligation at end of year	$682	$723

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	68	74
Benefit payments	(68)	(74)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(682)	$(723)
Amount recognized in the Consolidated Balance Sheets	$(682)	$(723)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2019	2018
Discount rate	3.37%	3.63%
Medical care cost trend rate	7.00%	8.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 4.5% in 2024 and subsequent years.  This was accomplished using 0.5% decrements for the years ended March 31, 2019 through 2024.

The current portion of the accrued postretirement benefit obligation of $78 and $81, at March 31, 2019 and 2018, respectively, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2019	2018
Net actuarial loss	$210	$230

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2019	2018
Net actuarial loss (gain) arising during the year	$1	$(57)
Reclassification of stranded tax effects related to the Tax Act	—	57
Amortization of actuarial loss	(21)	(29)
	$(20)	$(29)

The estimated net actuarial loss for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net postretirement benefit income in fiscal 2020 is $28.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2020	$78
2021	74
2022	70
2023	65
2024	61
2025-2029	239
Total	$587

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

Employee Stock Ownership Plan

On January 3, 2017, the Company transferred the Company stock and accumulated dividends in its noncontributory Employee Stock Ownership Plan ("ESOP") to its domestic defined contribution plan (401k) and subsequently terminated the ESOP.  There were no Company contributions to the ESOP in fiscal 2017.

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees.  The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims.  The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage of $1,000.  The Company also has total plan annual maximum aggregate stop loss coverage of $2,399.  The liability of $150 and $122 on March 31, 2019 and 2018, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued Compensation" in the Consolidated Balance Sheets.

Note 13 - Stock Compensation Plans:

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

In fiscal 2019, fiscal 2018 and fiscal 2017, 53, 59 and 82 shares, respectively, of restricted stock were awarded.  Restricted shares of 27, 30 and 43 granted to officers in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 20, 22, and 31 granted to officers and key employees in fiscal 2019, fiscal 2018, and fiscal 2017 respectively, vest 33⅓% per year over a three-year term.  The restricted shares granted to directors of 6, 7 and 8 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, vest 100% on the first anniversary of the grant date.  The Company recognizes compensation cost over the period the shares vest.

During fiscal 2019, fiscal 2018, and fiscal 2017, the Company recognized $1,069, $577, and $621, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $237, $125 and $219, respectively, of related tax benefits.

The Company received cash proceeds from the exercise of stock options of $307, $0 and $137 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.  In fiscal 2019, fiscal 2018 and fiscal 2017, the Company recognized a $0, $0 and $(19), respectively, (decrease) increase in capital in excess of par value for the income tax (expense) benefit realized upon exercise of stock options and vesting of restricted shares in excess of the tax benefit amount recognized pertaining to the fair value of stock awards treated as compensation expense.

The following table summarizes information about the Company's stock option awards during fiscal 2019, fiscal 2018 and fiscal 2017:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at April 1, 2016	83	$19.03
Exercised	(13)	11.45
Cancelled	(1)	30.88
Outstanding at March 31, 2017	69	20.26
Exercised	—
Outstanding at March 31, 2018	69	20.26
Exercised	(19)	15.89
Cancelled	(11)	33.02
Outstanding at March 31, 2019	39	18.76	2.99 years	$39

Vested or expected to vest at March 31, 2019	39	18.76	2.99 years	39

Exercisable at March 31, 2019	39	18.76	2.99 years	39

The following table summarizes information about stock options outstanding at March 31, 2019:

Exercise Price	Options Outstanding at March 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$15.25	2	$15.25	1.17
$18.65-21.19	37	18.92	3.07
$15.25-21.19	39	18.76	2.99

The total intrinsic value of the stock options exercised during fiscal 2019, fiscal 2018 and fiscal 2017 was $161, $0 and $113, respectively.  As of March 31, 2019, there was $2,329 of total unrecognized stock-based compensation expense related to non-vested restricted stock.  The Company expects to recognize this expense over a weighted average period of 1.42 years.

The outstanding options expire between May 2020 and May 2022.  Options, stock awards and performance awards available for future grants were 240 at March 31, 2019.

The following table summarizes information about the Company's restricted stock awards during fiscal 2019, fiscal 2018 and fiscal 2017:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2016	70	$25.03
Granted	82	20.43
Vested	(17)	24.27
Forfeited	(15)	23.85
Non-vested at March 31, 2017	120	21.96
Granted	59	23.03
Vested	(25)	20.44
Forfeited	(28)	25.27
Non-vested at March 31, 2018	126	22.02
Granted	53	30.08
Vested	(28)	20.38
Forfeited	(2)	22.83
Non-vested at March 31, 2019	149	25.19	$35

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  In fiscal 2019, fiscal 2018 and fiscal 2017, 6, 7 and 15 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years.  During fiscal 2019, fiscal 2018 and fiscal 2017, the Company recognized stock-based compensation cost of $0, $0 and $6, respectively, related to the ESPP and $0, $0 and $2, respectively, of related tax benefits.  The Company recognized no increase in capital in excess of par value for the income tax benefit realized from disqualifying dispositions in excess of the tax benefit amount recognized pertaining to the compensation expense recorded in each of fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Note 14 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2019 and fiscal 2018 are:

	Pension and Other Postretirement Benefit Items		Foreign Currency Items	Total
Balance at April 1, 2017	$(8,439)		$5	$(8,434)
Other comprehensive income before reclassifications	851		344	1,195
Amounts reclassified from accumulated other comprehensive loss	817		—	817
Net current-period other comprehensive income	1,668		344	2,012
Amounts reclassified from accumulated other comprehensive loss to retained earnings	(1,828)	(1)	—	(1,828)
Balance at March 31, 2018	(8,599)		349	(8,250)
Other comprehensive income before reclassifications	(1,081)		(235)	(1,316)
Amounts reclassified from accumulated other comprehensive loss	733		—	733
Net current-period other comprehensive income	(348)		(235)	(583)
Balance at March 31, 2019	$(8,947)		$114	$(8,833)

(1)     This amount represents the reclassification of stranded tax effects related to the Tax Act.  See Note 11.

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2019

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(875)	(2)
	(875)		Income before provision for income taxes
	(142)		Provision for income taxes
	$(733)		Net income

Year ended March 31, 2018

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(1,050)	(2)
	(1,050)		Income before provision for income taxes
	(233)		Provision for income taxes
	$(817)		Net income

(2)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 12.

Note 15 - Segment Information:

The Company has one reporting segment as its operating segments meet the requirement for aggregation.  The Company and its operating subsidiaries design and manufacture heat transfer and vacuum equipment for the chemical, petrochemical, refining and electric power generating markets.  Energy Steel supplies components and raw materials for the commercial nuclear utility market.  Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers.  Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps.  These products are sold individually or combined into package systems.  The Company also services and sells spare parts for its equipment.

See Note 2 to the consolidated financial statements for net sales by product line and geographic area.

In fiscal 2019 and fiscal 2017, total sales to one customer amounted to 12% and 11%, respectively, of total consolidated net sales.  There were no sales to a single customer that amounted to 10% or more of total consolidated net sales in fiscal 2018.

Note 16 – Restructuring Charge:

In fiscal 2018 and fiscal 2017, the Company aligned its workforce with market conditions by reducing the number of management, office and manufacturing positions.  As a result, a restructuring charge of $316 and $630 was recognized in fiscal 2018 and fiscal 2017, respectively, which included severance and related employee benefit costs.  The charges were included in the caption ''Restructuring Charge'' in the fiscal 2018 and fiscal 2017 Consolidated Statements of Operations.

 A reconciliation of the changes in the restructuring reserve in fiscal 2019 and fiscal 2018 is as follows:

	Year ended March 31, 2019	Year ended March 31, 2018
Balance at beginning of year	$18	$120
Expense for restructuring	—	316
Amounts paid for restructuring	(18)	(418)
Balance at end of year	$—	$18

The liability of $18 at March 31, 2018 was included in the caption ''Accrued Compensation'' in the Consolidated Balance Sheet.

Note 17 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program.  No shares were purchased under this program in fiscal 2019, fiscal 2018 or fiscal 2017.

Note 18– Commitments and Contingencies:

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

As of March 31, 2019, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Note 19 - Quarterly Financial Data (Unaudited):

A capsule summary of the Company's unaudited quarterly results for fiscal 2019 and fiscal 2018 is presented below:

	First	Second	Third	Fourth		Total
Year ended March 31, 2019	Quarter	Quarter	Quarter	Quarter		Year
Net sales	$29,551	$21,441	$17,198	$23,641		$91,831
Gross profit	7,142	6,227	3,742	4,798		21,909
Net (loss) income	2,323	1,827	95	(4,553)	(1)	(308)
Per share:
Net (loss) income:
Basic	$.24	$.19	$.01	$(0.46)		$(0.03)
Diluted	$.24	$.19	$.01	$(0.46)		$(0.03)

Market price range of common stock	$20.75-27.51	$22.55-28.98	$19.48-28.73	$19.00-24.9		$19.00-28.98

	First	Second		Third		Fourth		Total
Year ended March 31, 2018	Quarter	Quarter		Quarter		Quarter		Year
Net sales	$20,851	$17,224		$17,281		$22,178		$77,534
Gross profit	4,778	3,741		3,496		4,960		16,975
Net (loss) income	935	10	(2)	(11,622)	(2)	833	(2)	(9,844)
Per share:
Net (loss) income:
Basic	$.10	$—		$(1.19)		$.09		$(1.01)
Diluted	$.10	$—		$(1.19)		$.09		$(1.01)

Market price range of common stock	$19.31-24.03	$18.78-21.25		$17.97-22.53		$19.76-23.25		$17.97-24.03

(1)  In the fourth quarter of fiscal 2019, the Company recorded goodwill and other impairment losses of $6,449 related to the commercial nuclear utility business that was held for sale at March 31, 2019.  As a result, net income in the fourth quarter of fiscal 2019 includes the impairment loss net of an income tax benefit of $1,129.

(2)   In the second quarter of fiscal 2018, the Company recognized restructuring charges of $316.  As a result, net income in the second quarter includes the restructuring charge net of an income tax benefit of $92.  In the third quarter of fiscal 2018, the Company recorded a loss from the impairment of goodwill and intangible assets of $14,816, other charges related to the commercial nuclear utility business of $280 and an income tax benefit related to the Tax Act.  As a result, net income in the third quarter of fiscal 2018 includes the impairment loss net of an income tax benefit of $2,802, other charges related to the commercial nuclear utility business net of an income tax benefit of $87 and an income tax benefit of $577 related to the Tax Act.  In the fourth quarter of fiscal 2018, an additional income tax benefit of $209 was recorded related to the Tax Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Graham Corporation

Batavia, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), issued by the Financial Accounting Standards Board. The Company adopted the standard using the modified retrospective approach.

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
May 31, 2019

We have served as the Company’s auditor since 1993.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Graham Corporation

Batavia, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2019 of the Company and our report dated May 31, 2019 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of its Annual Report on Form 10-K for the year ended March 31, 2019. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
May 31, 2019

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," and "Corporate Governance" contained in our proxy statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2019.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in our proxy statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2019

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	39	$18.76	240
Equity compensation plans not approved by security holders	—	—	—
Total	39	$18.76	240

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Selection of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2019 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2019.

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

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015.

(4)	Instrument Defining the Rights of Security Holders, including Indentures

*	4.1	Description of Securities

(10)	Material Contracts

#	10.1	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 27, 2006.

#	10.2

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

Amended and Restated Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 30, 2018.

#	10.9	Amended and Restated Graham Corporation Annual Executive Cash Bonus Plan is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 30, 2018.

#	10.10	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#	10.11

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

To the stockholders and the Board of Directors of

Graham Corporation

Batavia, New York

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Graham Corporation and subsidiaries (the "Company") as of March 31, 2019 and 2018, and for each of the three years in the period ended March 31, 2019, and the Company's internal control over financial reporting as of March 31, 2019, and have issued our reports dated May 31, 2019, which expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
May 31, 2019

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2019
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$339	$(167)	$(13)	$(126)	$33
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$493	$234	$(85)	$(276)	$366
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$18	$—	$—	$(18)	$-

Year ended March 31, 2018
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$168	$177	$—	$(6)	$339
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$538	$527	$—	$(572)	$493
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$120	$316	$—	$(418)	$18

Year ended March 31, 2017
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$91	$91	$—	$(14)	$168
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$686	$106	$—	$(254)	$538
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$74	$630	$—	$(584)	$120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

May 31, 2019	By:	/s/ Jeffrey F. Glajch
Jeffrey F. Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines	President and Chief Executive Officer and	May 31, 2019
James R. Lines	Director (Principal Executive Officer)

/s/ Jeffrey F. Glajch	Vice President-Finance & Administration, Chief	May 31, 2019
Jeffrey F. Glajch	Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Jennifer R. Condame	Chief Accounting Officer	May 31, 2019
Jennifer R. Condame	(Principal Accounting Officer)

/s/ James J. Barber	Director	May 31, 2019
James J. Barber

/s/ Alan Fortier	Director	May 31, 2019
Alan Fortier

/s/ James J. Malvaso	Director and Chairman of the Board	May 31, 2019
James J. Malvaso

/s/ Gerard T. Mazurkiewicz	Director	May 31, 2019
Gerard T. Mazurkiewicz

/s/ Jonathan W. Painter	Director	May 31, 2019
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	May 31, 2019
Lisa M. Schnorr

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

EXHIBITS

filed with

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

of

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED

March 31, 2019

____________________

GRAHAM CORPORATION