Form 10-Q
period 2019-09-30
GRAHAM CORP
filed 2019-11-05
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes  ☐   No  ☒

As of October 30, 2019, there were outstanding 9,883,017 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2019 and March 31, 2019 and for the Three and Six-Month Periods Ended September 30, 2019 and 2018

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$21,643	$21,441	$42,236	$50,992
Cost of products sold	16,695	15,214	32,574	37,623
Gross profit	4,948	6,227	9,662	13,369
Other expenses and income:
Selling, general and administrative	3,847	4,718	8,403	9,269
Selling, general and administrative – amortization	—	60	11	119
Other expense	—	—	523	—
Other income	(87)	(206)	(174)	(412)
Interest income	(363)	(351)	(762)	(640)
Interest expense	4	1	7	3
Total other expenses and income	3,401	4,222	8,008	8,339
Income before provision for income taxes	1,547	2,005	1,654	5,030
Provision for income taxes	342	178	367	880
Net income	$1,205	$1,827	$1,287	$4,150
Per share data
Basic:
Net income	$0.12	$0.19	$0.13	$0.42
Diluted:
Net income	$0.12	$0.19	$0.13	$0.42
Weighted average common shares outstanding:
Basic	9,883	9,832	9,869	9,810
Diluted	9,885	9,848	9,872	9,826
Dividends declared per share	$0.11	$0.10	$0.21	$0.19

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Net income	$1,205	$1,827	$1,287	$4,150
Other comprehensive income:
Foreign currency translation adjustment	(136)	(134)	(223)	(333)
Defined benefit pension and other postretirement plans net of income tax expense of $54 and $48, for the three months ended September 30, 2019 and 2018, respectively, and $109 and $97 for the six months ended September 30, 2019 and 2018, respectively	195	170	389	340
Total other comprehensive income	59	36	166	7
Total comprehensive income	$1,264	$1,863	$1,453	$4,157

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2019	2019
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$11,882	$15,021
Investments	61,914	62,732
Trade accounts receivable, net of allowances ($26 and $33 at September 30 and March 31, 2019, respectively)	12,120	17,582
Unbilled revenue	13,036	7,522
Inventories	23,597	24,670
Prepaid expenses and other current assets	1,165	1,333
Income taxes receivable	840	1,073
Assets held for sale	—	4,850
Total current assets	124,554	134,783
Property, plant and equipment, net	16,761	17,071
Prepaid pension asset	4,702	4,267
Operating lease assets	312	—
Other assets	135	149
Total assets	$146,464	$156,270
Liabilities and stockholders’ equity
Current liabilities:
Current portion of capital lease obligations	$50	$51
Accounts payable	7,617	12,405
Accrued compensation	5,273	5,126
Accrued expenses and other current liabilities	2,443	2,933
Customer deposits	29,609	30,847
Operating lease liabilities	148	—
Liabilities held for sale	—	3,525
Total current liabilities	45,140	54,887
Capital lease obligations	71	95
Operating lease liabilities	157	—
Deferred income tax liability	1,283	1,056
Accrued pension liability	704	662
Accrued postretirement benefits	614	604
Total liabilities	47,969	57,304
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $.10 par value, 25,500 shares authorized, 10,699 and 10,650 shares issued and 9,883 and 9,843 shares outstanding at September 30 and March 31, 2019, respectively	1,070	1,065
Capital in excess of par value	25,714	25,277
Retained earnings	92,979	93,847
Accumulated other comprehensive loss	(8,667)	(8,833)
Treasury stock (816 and 807 shares at September 30 and March 31, 2019, respectively)	(12,601)	(12,390)
Total stockholders’ equity	98,495	98,966
Total liabilities and stockholders’ equity	$146,464	$156,270

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2019	2018
Operating activities:	(Dollar amounts in thousands)
Net income	$1,287	$4,150
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	980	980
Amortization	11	119
Amortization of unrecognized prior service cost and actuarial losses	498	437
Equity-based compensation expense	412	534
Loss on disposal or sale of property, plant and equipment	—	30
Loss on sale of Energy Steel & Supply Co.	87	—
Deferred income taxes	119	207
(Increase) decrease in operating assets:
Accounts receivable	5,287	2,656
Unbilled revenue	(5,514)	(5,276)
Inventories	990	3,652
Prepaid expenses and other current and non-current assets	109	(679)
Income taxes receivable	233	(303)
Operating lease assets	138	—
Prepaid pension asset	(435)	(576)
Increase (decrease) in operating liabilities:
Accounts payable	(4,721)	(6,097)
Accrued compensation, accrued expenses and other current and non-current liabilities	(268)	1,086
Customer deposits	(1,116)	4,096
Operating lease liabilities	(64)	—
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	52	59
Net cash (used) provided by operating activities	(1,915)	5,075
Investing activities:
Purchase of property, plant and equipment	(679)	(367)
Proceeds from the sale of Energy Steel & Supply Co.	602	—
Purchase of investments	(82,414)	(64,611)
Redemption of investments at maturity	83,232	45,023
Net cash provided (used) by investing activities	741	(19,955)
Financing activities:
Principal repayments on capital lease obligations	(25)	(52)
Issuance of common stock	—	171
Dividends paid	(2,075)	(1,868)
Purchase of treasury stock	(230)	(146)
Net cash used by financing activities	(2,330)	(1,895)
Effect of exchange rate changes on cash	(187)	(303)
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(3,691)	(17,078)
Plus: Net decrease in cash classified within current assets held for sale	552	—
Net decrease in cash and cash equivalents	(3,139)	(17,078)
Cash and cash equivalents at beginning of period	15,021	40,456
Cash and cash equivalents at end of period	$11,882	$23,378

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2019	10,650	$1,065	$25,277	$93,847	$(8,833)	$(12,390)	$98,966
Cumulative effect of change in accounting principle				(80)			(80)
Comprehensive income				82	107		189
Issuance of shares	83	8	(8)				—
Forfeiture of shares	(34)	(3)	3				—
Dividends				(988)			(988)
Recognition of equity-based compensation expense			88				88
Purchase of treasury stock						(230)	(230)
Balance at June 30, 2019	10,699	1,070	25,360	92,861	(8,726)	(12,620)	97,945
Comprehensive income				1,205	59		1,264
Dividends				(1,087)			(1,087)
Recognition of equity-based compensation expense			324				324
Issuance of treasury stock			30			19	49
Balance at September 30, 2019	10,699	$1,070	$25,714	$92,979	$(8,667)	$(12,601)	$98,495

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2018	10,579	$1,058	$23,826	$99,011	$(8,250)	$(12,296)	$103,349
Cumulative effect of change in accounting principle				(1,022)			(1,022)
Comprehensive income				2,323	(29)		2,294
Issuance of shares	59	6	96				102
Dividends				(885)			(885)
Recognition of equity-based compensation expense			260				260
Purchase of treasury stock						(146)	(146)
Balance at June 30, 2018	10,638	1,064	24,182	99,427	(8,279)	(12,442)	103,952
Comprehensive income				1,827	36		1,863
Issuance of shares	4		69				69
Dividends				(983)			(983)
Recognition of equity-based compensation expense			274				274
Issuance of treasury stock			47			32	79
Balance at September 30, 2018	10,642	$1,064	$24,572	$100,271	$(8,243)	$(12,410)	$105,254

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned foreign subsidiaries located in Suzhou, China and Ahmedabad, India.  During the fiscal year ended March 31, 2019 ("fiscal 2019") the Company decided to divest of its wholly-owned domestic subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.  The sale of Energy Steel was completed in June 2019 and the accompanying Condensed Consolidated Financial Statements include the results of operations of Energy Steel for the period April 1, 2018 through June 23, 2019.  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission.  The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements.  The unaudited Condensed Consolidated Balance Sheet as of March 31, 2019 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2019.  For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 fiscal 2019.  In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2020 ("fiscal 2020").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Product Line	2019	2018	2019	2018
Heat transfer equipment	$6,479	$6,173	$14,331	$10,331
Vacuum equipment	8,733	7,842	14,263	25,058
All other	6,431	7,426	13,642	15,603
Net sales	$21,643	$21,441	$42,236	$50,992

Geographic Region
Asia	$1,018	$1,876	$4,237	$4,625
Canada	1,896	3,473	3,244	15,123
Middle East	512	464	1,285	899
South America	2,117	68	2,476	192
U.S.	15,731	15,073	30,179	28,526
All other	369	487	815	1,627
Net sales	$21,643	$21,441	$42,236	$50,992

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.  Revenue from contracts that is recognized upon shipment accounted for approximately 30% and 35% of revenue for the three-month periods ended September 30, 2019 and 2018, respectively, and revenue from contracts that is recognized over time accounted for approximately 70% and 65% of revenue for the three-month periods ended September 30, 2019 and 2018, respectively.  Revenue from contracts that is recognized upon shipment accounted for approximately 35% of revenue in each of the six-month periods ended September 30, 2019 and 2018 and revenue from contracts that is recognized over time accounted for approximately 65% of revenue for each of the six-month periods ended September 30, 2019 and 2018. The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2019	March 31, 2019	Change

Unbilled revenue (contract assets)	$13,036	$7,522	$5,514
Customer deposits (contract liabilities)	(29,609)	(30,847)	1,238
Net contract liabilities	$(16,573)	$(23,325)	$6,752

Contract liabilities at September 30, 2019 and March 31, 2019 include $3,904 and $6,382, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at September 30, 2019 and March 31, 2019, respectively.  Revenue recognized in the three and six months ended September 30, 2019 that was included in the contract liability balance at March 31, 2019 was $5,610 and $11,032, respectively.  Changes in the net contract liability balance during the six months ended September 30, 2019 were impacted by a $5,514 increase in contract assets, of which $6,590 was due to contract progress offset by invoicing to customers of $1,076.  In addition, contract liabilities decreased $1,238 driven by revenue recognized in the current period that was included in the contract liability balance at March 31, 2019 offset by new customer deposits of $9,794.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,319 and $2,214 at September 30, 2019 and March 31, 2019, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $100 and $133 at September 30, 2019 and March 31, 2019, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $40 and $42 in the three months ended September 30, 2019 and 2018, respectively, and $86 and $82 in the six months ended September 30, 2019 and 2018, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of September 30, 2019, the Company had remaining unsatisfied performance obligations of $127,765.  The Company expects to recognize revenue on approximately 55% to 60% of the remaining performance obligations within one year, 10% to 15% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at September 30, 2019 are scheduled to mature on or before December 30, 2019.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	September 30,	March 31,
	2019	2019
Raw materials and supplies	$2,616	$2,787
Work in process	19,722	20,553
Finished products	1,259	1,330
Total	$23,597	$24,670

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

On June 24, 2019, the Company completed the sale of Energy Steel to Hayward Tyler, a division of Avingtrans PLC, a global leader in performance-critical pumps and motors for the energy sector.  Under the terms of the stock purchase agreement, the Company received proceeds of $602, subject to certain adjustments, including a customary working capital adjustment.  The purchase price was finalized within 90 days of the sale and no adjustments to the purchase price were required.  In addition, $202 of Energy Steel’s net accounts receivable was retained by the Company.  The Company recognized a loss on the disposal of $87 in the first quarter of fiscal 2020.  As of June 24, 2019, all of the Energy Steel assets and liabilities were legally transferred, and therefore, are not included in the Company’s Condensed Consolidated Balance Sheet at September 30, 2019.

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

 No restricted stock awards were granted in the three-month periods ended September 30, 2019 and 2018.  Restricted stock awards granted in the six-month periods ended September 30, 2019 and 2018 were 83 and 53, respectively.  Restricted shares of 40 and 27 granted to officers in fiscal 2020 and fiscal 2019, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 28 and 20 granted to officers and key employees in fiscal 2020 and fiscal 2019, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 15 and 6 granted to directors in fiscal 2020 and fiscal 2019, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or six-month periods ended September 30, 2019 and 2018.

During the three months ended September 30, 2019 and 2018, the Company recognized equity-based compensation costs related to restricted stock awards of $313 and $274, respectively.  The income tax benefit recognized related to equity-based compensation was $69 and $60 for the three months ended September 30, 2019 and 2018, respectively.  During the six months ended September 30, 2019 and 2018, the Company recognized equity-based compensation costs related to restricted stock awards of $401 and $534, respectively.  The income tax benefit recognized related to equity-based compensation was $89 and $118 for the six months ended September 30, 2019 and 2018, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended September 30, 2019 and 2018, the Company recognized equity-based compensation costs of $11 and $0, respectively, related to the ESPP and $2 and $0, respectively, of related tax benefits.  During the six months ended September 30, 2019 and 2018, the Company recognized equity-based compensation costs of $11 and $0, respectively, related to the ESPP and $2 and $0, respectively, of related tax benefits.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic income per share
Numerator:
Net income	$1,205	$1,827	$1,287	$4,150
Denominator:
Weighted average common shares outstanding	9,883	9,832	9,869	9,810
Basic income per share	$.12	$.19	$.13	$.42
Diluted income per share
Numerator:
Net income	$1,205	$1,827	$1,287	$4,150
Denominator:
Weighted average common shares outstanding	9,883	9,832	9,869	9,810
Stock options outstanding	2	16	3	16
Weighted average common and potential common shares outstanding	9,885	9,848	9,872	9,826
Diluted income per share	$.12	$.19	$.13	$.42

Options to purchase a total of 4 shares of common stock were outstanding at September 30, 2019, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$358	$492	$366	$493
Expense (income) for product warranties	1	(37)	28	11
Product warranty claims paid	(11)	(106)	(46)	(155)
Balance at end of period	$348	$349	$348	$349

Income of $37 for product warranties in the three months ended September 30, 2018 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

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

The Company leases certain manufacturing facilities, office space, machinery and office equipment.  An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration.  If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception.  Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.  The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise.  Certain leases include options to renew or terminate.  Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease.  The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.  The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties.  As of September 30, 2019, the Company did not have any material leases that have been signed but not commenced.

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

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

September 30,
2019
Finance Leases
Weighted-average remaining lease term in years	1.65
Weighted-average discount rate	9.27%

Operating Leases
Weighted-average remaining lease term in years	2.13
Weighted-average discount rate	5.50%

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$13	$26
Interest on lease liabilities	3	6
Operating lease cost	37	146
Short-term lease cost	6	17
Total lease cost	$59	$195

Operating lease costs during the three and six months ended September 30, 2019 were included within cost of sales and selling, general and administrative expenses.

As of September 30, 2019, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
Remainder of 2020	$66	$31
2021	159	48
2022	62	26
2023	32	26
2024	7	11
2025	—	—
Total lease payments	326	142

Less – amount representing interest	21	21
Present value of net minimum lease payments	$305	$121

The Company’s future minimum lease commitments for operating leases as of March 31, 2019 for the fiscal years 2020 through 2024 were $501, $301, $37, $32, and $8, respectively.  Future minimum lease commitments for finance leases as of March 31, 2019 for the fiscal years 2020 through 2024 were $62, $47, $26, $26, and $11, respectively.

ROU assets obtained in exchange for new operating lease liabilities were $78 and $221 in the three and six months ended September 30, 2019, respectively.

NOTE 10 – CASH FLOW STATEMENT:

Interest paid was $7 and $3 in the six-month periods ended September 30, 2019 and 2018, respectively.  Income taxes paid for the six months ended September 30, 2019 and 2018 were $14 and $976, respectively.

In the six months ended September 30, 2019 and 2018, non-cash activities included the issuance of treasury stock valued at $49 and $79, respectively, to the Company’s ESPP.

At September 30, 2019 and 2018, there were $87 and $68, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 11 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$124	$143	$248	$286
Interest cost	323	335	646	670
Expected return on assets	(665)	(765)	(1,329)	(1,531)
Amortization of actuarial loss	242	211	484	423
Net pension cost (income)	$24	$(76)	$49	$(152)

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2019 and does not expect to make any contributions to the plan for the balance of fiscal 2020.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$6	$6	$11	$12
Amortization of actuarial loss	7	7	14	14
Net postretirement benefit cost	$13	$13	$25	$26

The Company paid benefits of $1 related to its postretirement benefit plan during the six months ended September 30, 2019.  The Company expects to pay benefits of approximately $77 for the balance of fiscal 2020.

The components of net periodic benefit cost other than service cost are included in the line item “Other income” in the Condensed Consolidated Statements of Income.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $135 and $150 on September 30, 2019 and March 31, 2019, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2019, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 13 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for the tax years 2015 through 2018 and examination in state tax jurisdictions for the tax years 2014 through 2018.  The Company is subject to examination in the People’s Republic of China for tax years 2016 through 2018.

There was no liability for unrecognized tax benefits at either September 30, 2019 or March 31, 2019.

NOTE 14 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2019 and 2018 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2019	$(8,947)	$114	$(8,833)
Other comprehensive loss before reclassifications	—	(223)	(223)
Amounts reclassified from accumulated other comprehensive loss	389	—	389
Net current-period other comprehensive income (loss)	389	(223)	166
Balance at September 30, 2019	$(8,558)	$(109)	$(8,667)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2018	$(8,599)	$349	$(8,250)
Other comprehensive loss before reclassifications	—	(333)	(333)
Amounts reclassified from accumulated other comprehensive loss	340	—	340
Net current-period other comprehensive income (loss)	340	(333)	7
Balance at September 30, 2018	$(8,259)	$16	$(8,243)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	September 30,
	2019		2018
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(249)	(1)	$(218)	(1)	Income before provision for income taxes
	(54)		(48)		Provision for income taxes
	$(195)		$(170)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Six Months Ended
	September 30,
	2019		2018
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(498)	(1)	$(437)	(1)	Income before provision for income taxes
	(109)		(97)		Provision for income taxes
	$(389)		$(340)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 11.

NOTE 15 – OTHER EXPENSE:

On June 24, 2019, the Company sold Energy Steel and recognized a loss on the sale of $87.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the sale.  In addition, during the first quarter of fiscal 2019, the Company incurred a bad debt charge of $98 and an inventory write down of $338 related to the bankruptcy of Westinghouse Electric Company.  All of these items are included in the line item “Other expense” in the Condensed Consolidated Statement of Income for the six months ended September 30, 2019.

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

The Company adopted the new standard using the modified retrospective approach on April 1, 2019.  The Company elected the available transition method that uses the effective date of the amended guidance as the date of initial application.  The guidance provided for several practical expedients.  The Company elected the package of practical expedients permitted under the transition guidance which allows entities to carry forward historical lease classification.  The Company made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The Company recognizes those lease payments in the Condensed Consolidated Statements of Income and on a straight-line basis over the lease term.  On April 1, 2019, the Company recognized the cumulative effect of initially applying the amended guidance which resulted in the recognition of operating lease ROU assets of $676, lease liabilities of $732 and a decrease to the opening balance of retained earnings of $80.  Other current assets and the deferred income tax liability were reduced by $47 and $20, respectively.  Approximately $500 of ROU assets and lease liabilities were related to the business held for sale at March 31, 2019 and subsequently sold on June 24, 2019.  See Note 9 to the Condensed Consolidated Financial Statements for additional information on the Company’s leases.

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

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia.  We also have a wholly-owned foreign subsidiary, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China.  GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia.  In our fiscal year ended March 31, 2019 (which we refer to as "fiscal 2019"), we established Graham India Private Limited ("GIPL") as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.

In the first quarter of fiscal 2020, we completed the sale of our commercial nuclear business, Energy Steel and Supply Co. ("Energy Steel").

Our current fiscal year (which we refer to as "fiscal 2020") ends March 31, 2020.

Highlights

Highlights for the three and six months ended September 30, 2019 include:

•

Net sales for the second quarter of fiscal 2020 were $21,643 up 1% compared with $21,441 for the second quarter of fiscal 2019.  Net sales for the first six months of fiscal 2020 were $42,236, down 17% compared with net sales of $50,992 for the first six months of fiscal 2019.

•

Net income and income per diluted share for the second quarter of fiscal 2020 were $1,205 and $0.12, respectively, compared with $1,827 and $0.19, respectively, in the second quarter of fiscal 2019.  Excluding the results in the second quarter of fiscal 2019 of our commercial nuclear business, net income and income per diluted share for the second quarter of fiscal 2019 were $2,390 and $0.24, respectively.  Net income and income per diluted share for the first six months of fiscal 2020 were $1,287 and $0.13, respectively, compared with net income of $4,150 and income per diluted share of $0.42 for the first six months of fiscal 2019.  Excluding the results in the first quarter of fiscal 2020 of our commercial nuclear business as well as the costs related to the sale of that business, net income and income per diluted share for the first six months of fiscal 2020 were $2,187 and $0.22, compared with net income of $5,112 and income per diluted share of $0.52 for the first six months of fiscal 2019.  We believe that, when used in conjunction with measures prepared in accordance with GAAP, non-GAAP financial measures help in the understanding of our operating performance.  See "Non-GAAP Financial Measures", under the "Results of Operations" section for reconciliations to non-GAAP financial measures.

•

Orders booked in the second quarter of fiscal 2020 were $32,552, compared with the second quarter of fiscal 2019 when orders booked were $34,416.  Included in last year’s second quarter orders were orders of $2,305 from our commercial nuclear business.  Orders booked in the first six months of fiscal 2020 were $47,641, compared with the first six months of fiscal 2019, when orders were $56,393.  Excluding orders from our commercial nuclear business, orders booked in the first six months of fiscal 2020 and fiscal 2019 were $44,645 and $50,089, respectively.

•

Backlog was $127,765 at September 30, 2019, compared with $117,185 at June 30, 2019 and $132,127 at March 31, 2019.  Backlog at March 31, 2019 included $8,039 related to the commercial nuclear business we sold in the first quarter of fiscal 2020.

•

Gross profit margin and operating margin for the second quarter of fiscal 2020 were 23% and 5%, respectively, compared with 29% and 7%, respectively, for the second quarter of fiscal 2019.  Gross profit margin and operating margin for the first six months of fiscal 2020 were 23% and 2%, respectively.  Excluding the results of the commercial nuclear business, gross profit margin and operating margin for the first six months of fiscal 2020 were 24% and 5%, respectively, compared with 29% and 11%, respectively, for the first six months of fiscal 2019.

•	Cash and short-term investments at September 30, 2019 were $73,796, compared with $77,753 on March 31, 2019.

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

Current Market Conditions

Our global energy and petrochemical markets continued to show improvement in the first half of fiscal 2020.  While general global economic conditions appear to be weakening, we continue to see strong activity by our customers in the downstream energy sector.  Customers are investing in upgrading and turnaround maintenance for existing facilities and, in certain geographies, are looking at new capacity.  While this additional activity continues to be encouraging, we cannot predict the pace and longevity of the market improvement.

Our long-term view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in continued capital investment to satisfy increasing global energy demand. These fundamentals include rising populations, emerging market economic growth, and long-term global economic expansion.  However, the energy markets we serve will also by impacted by increased use of renewable energy sources and conservation.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards that service the U.S. Navy.  We expect growth in our naval nuclear propulsion business to result from our strategic actions to increase our market share, our successful performance, and expected increases in demand.

We believe the long-term outlook in our key markets supports our growth plans. In the near term, new order levels are expected to remain variable, resulting in both relatively strong and weak periods.  We believe, however, order activity will continue to improve through the remainder of fiscal 2020 and at least through our fiscal year which ends March 31, 2021.

The chart below shows the historical impact of our diversification strategy.  Over half of our current backlog is from markets not served by us in the fiscal 2007-2009 time frame.  Included in the graph for prior periods, but not the second quarter of fiscal 2020 (referred to as “Q2 FY20" on the chart below) is the backlog for our commercial nuclear business which was divested in June 2019.  At the end of fiscal 2019 (referred to as "FYE19" on the chart below), backlog for our commercial nuclear business was $8,039.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$21,643	$21,441	$42,236	$50,992
Gross profit	$4,948	$6,227	$9,662	$13,369
Gross profit margin	23%	29%	23%	26%
SG&A expense (1)	$3,847	$4,778	$8,414	$9,388
SG&A as a percent of sales	18%	22%	20%	18%
Net income	$1,205	$1,827	$1,287	$4,150
Diluted income per share	$0.12	$0.19	$0.13	$0.42
Total assets	$146,464	$157,058	$146,464	$157,058
Total assets excluding cash, cash equivalents and investments	$72,668	$78,069	$72,668	$78,069

(1)	Selling, general and administrative expense is referred to as "SG&A".

Non-GAAP Financial Measures:

We believe that, when used in conjunction with measures prepared in accordance with GAAP, adjusted revenue, adjusted gross profit, adjusted gross margin, adjusted operating profit, adjusted operating margin, adjusted net income and adjusted diluted earnings per share, which are non-GAAP measures, help in the understanding of our operating performance.

The following table reconciles gross margin to adjusted gross margin for the periods indicated:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenue	$21,643	$21,441	$42,236	$50,992
- Revenue of commercial nuclear utility business	—	(1,819)	(1,276)	(4,741)
Adjusted revenue	$21,643	$19,622	$40,960	$46,251

Gross profit	$4,948	$6,227	$9,662	$13,369
- Gross profit of commercial nuclear utility business	—	36	(41)	(101)
Adjusted gross profit	$4,948	$6,263	$9,621	$13,268
Adjusted gross margin	22.9%	31.9%	23.5%	28.7%

The following table reconciles operating margin to adjusted operating margin for the periods indicated:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenue	$21,643	$21,441	$42,236	$50,992
- Revenue of commercial nuclear utility business	—	(1,819)	(1,276)	(4,741)
Adjusted revenue	$21,643	$19,622	$40,960	$46,251

Operating (loss) profit	$1,101	$1,449	$725	$3,981
+ Loss on sale of commercial nuclear utility business	—	—	87	—
+ Operating loss of commercial nuclear utility business	—	683	1,016	1,181
Adjusted operating profit	$1,101	$2,132	$1,828	$5,162
Adjusted operating margin	5.1%	10.9%	4.5%	11.2%

The following table reconciles net income to adjusted net income for the periods indicated:

	Three Months Ended				Six Months Ended
	2019		2018		2019		2018
		Per Diluted Share		Per Diluted Share		Per Diluted Share		Per Diluted Share
Net income	$1,205	$0.12	$1,827	$0.19	$1,287	$0.13	$4,150	$0.42
+ Loss on sale of commercial nuclear utility business	—	—	—	—	87	0.01	—	—
+ Operating loss of commercial nuclear utility business	—	—	683	0.07	1,016	0.10	1,181	0.12
- Tax effect of above	—	—	(120)	(0.01)	(203)	(0.02)	(219)	(0.02)
Adjusted net income	$1,205	$0.12	$2,390	$0.24	$2,187	$0.22	$5,112	$0.52

The Second Quarter and First Six Months of Fiscal 2020 Compared With the Second Quarter and First Six Months of Fiscal 2019

Sales for the second quarter of fiscal 2020 were $21,643, a 1% increase as compared with sales of $21,441 for the second quarter of fiscal 2019.  Our domestic sales, as a percentage of aggregate product sales, were 73% in the second quarter of fiscal 2020 compared with 70% in the second quarter of fiscal 2019.  Domestic sales year-over-year increased $658, or 4%.  International sales decreased $456, or 7%, in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019.  Sales in the three months ended September 30, 2019 were 29% to the refining industry, 48% to the chemical and petrochemical industries, 3% to the power industry, and 20% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended September 30, 2018 were 45% to the refining industry, 18% to the chemical and petrochemical industries, 10% to the power industry, including the commercial nuclear market, and 27% to other commercial and industrial applications, including the U.S. Navy.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing, quantity, and value of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first six months of fiscal 2020 were $42,236, a decrease of $8,756, or 17% compared with sales of $50,992 for the first six months of fiscal 2019.  Our domestic sales, as a percentage of aggregate product sales, were 71% in the first six months of fiscal 2020 compared with 56% in the same period in fiscal 2019.  Domestic sales increased $1,653, or 6%, while international sales decreased by $10,409, or 46%; primarily driven by one large project in Canada in the first half of fiscal 2019.  International sales accounted for 29% and 44% of total sales for the first six months of fiscal 2020 and fiscal 2019, respectively.  Sales in the first six months of fiscal 2020 were 33% to the refining industry, 42% to the chemical and petrochemical industries, 4% to the power industry, including the nuclear market, and 21% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first six months of fiscal 2019 were 58% to the refining industry, 13% to the chemical and petrochemical industries, 10% to the power industry, including the commercial nuclear market, and 19% to other commercial and industrial applications, including the U.S. Navy.

Gross profit margin for the second quarter of fiscal 2020 was 23% compared with 29% for the second quarter of fiscal 2019.  Gross profit for the second quarter of fiscal 2020 decreased 21% compared with fiscal 2019, to $4,948 from $6,227.  Gross profit was lower due to an unfavorable mix of projects.

Gross profit margin for the first six months of fiscal 2020 was 23% compared with 26% for the first six months of fiscal 2019. Gross profit for the first six months of fiscal 2020 decreased 28% compared with the second quarter of fiscal 2019, to $9,662 from $13,369.  The decrease in gross profit, as well as gross margins, was due to lower volume and an unfavorable mix of projects compared with the first six months of fiscal 2019.

SG&A expenses as a percent of sales for the three and six-month periods ended September 30, 2019 were 18% and 20%, respectively.  SG&A expenses in the second quarter of fiscal 2020 were $3,847, a decrease of $931 compared with SG&A expenses of $4,778 in the second quarter of fiscal 2019.  SG&A expenses in the first six months of fiscal 2020 were $8,414, a decrease of $974 compared with SG&A expenses of $9,388 in the first six months of fiscal 2019.  The sale of our commercial nuclear business in June 2019 was the primary driver of lower costs in the second quarter and fiscal year-to-date spending.  In addition, the timing of certain expenses also contributed to the lower SG&A costs in fiscal 2020.  SG&A expenses excluding our commercial nuclear business in the second quarter of fiscal 2019 were $4,131 and 21% of sales.  SG&A expenses excluding our commercial nuclear business in the six-month periods ended September 30, 2019 and 2018 were $7,793 and $8,106, respectively.  SG&A expenses as a percent of sales excluding our commercial nuclear business for the six-month periods ended September 30, 2019 and 2018 were 19% and 18%, respectively.

Interest income for the three and six-month periods ended September 30, 2019 was $363 and $762, respectively, compared with $351 and $640, respectively, for the same periods ended September 30, 2018. The increase in interest income is due to higher market investment rates compared with rates a year ago.  Interest expense for the three and six-month periods ended September 30, 2019 was $4 and $7, respectively, compared with $1 and $3, respectively, for the same periods ended September 30, 2018.

Our effective tax rate for each of the three and six-month periods ended September 30, 2019 was 22%.  The effective tax rate for the three and six-month periods ended September 30, 2018 was 9% and 17%, respectively.

Net income and income per diluted share for the second quarter of fiscal 2020 were $1,205 and $0.12, respectively, compared with $1,827 and $0.19, respectively, in the second quarter of fiscal 2019.  Excluding the results in the second quarter of fiscal 2019 of our commercial nuclear business, net income and income per diluted share for the second quarter of fiscal 2019 were $2,390 and $0.24, respectively.  Net income and income per diluted share for the first six months of fiscal 2020 were $1,287 and $0.13, respectively, compared with net income of $4,150 and income per diluted share of $0.42 for the first six months of fiscal 2019.  Excluding the results in the first quarter of fiscal 2020 of our commercial nuclear business as well as the costs related to the sale of that business, net income and income per diluted share for the first six months of fiscal 2020 were $2,187 and $0.22, compared with net income of $5,112 and income per diluted share of $0.52 for the first six months of fiscal 2019.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	September 30,	March 31,
	2019	2019
Cash and investments	$73,796	$77,753
Working capital	79,414	79,896
Working capital ratio(1)	2.8	2.5
Working capital excluding cash and investments	5,618	2,143
Working capital excluding cash and investments as a percent of net sales(2)	7.2%	2.3%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash used by operating activities for the first six months of fiscal 2020 was $1,915, compared with cash generated of $5,075 for the first six months of fiscal 2019.  The cash usage comparison year over year was attributable primarily to a reduction in customer deposits and lower earnings, partially offset by accounts receivables.

Dividend payments and capital expenditures in the first six months of fiscal 2020 were $2,075 and $679, respectively, compared with $1,868 and $367, respectively, for the first six months of fiscal 2019.

Capital expenditures for fiscal 2020 are expected to be between approximately $2,500 and $2,800.  Approximately 75% to 80% of our fiscal 2020 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Cash and investments were $73,796 on September 30, 2019 compared with $77,753 on March 31, 2019, down $3,957.

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

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also had a $5,000 unsecured line of credit with HSBC, N.A. ("HSBC") on September 30, 2019.  This line was increased to $10,000 on October 8, 2019 to support our international business activities.  Letters of credit outstanding on September 30, 2019 and March 31, 2019 were $11,265 and $8,503, respectively.  The outstanding letters of credit as of September 30, 2019 were issued by JP Morgan Chase and HSBC, as well as Bank of America, under our previous credit facility.  There were no other amounts outstanding on our credit facilities at September 30, 2019 and March 31, 2019.  The borrowing rate under our JP Morgan Chase facility as of September 30, 2019 was the bank’s prime rate, or 5.00%.  Availability under the JP Morgan Chase and HSBC lines of credit was $19,355 and $22,505, respectively, at September 30, 2019 and March 31, 2019, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended September 30, 2019 were $32,552 compared with $34,416 for the same period last year.  Excluding orders of $2,305 from our commercial nuclear utility business in last year’s second quarter, orders increased $441.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 33% of total orders, or $10,759, and international orders were 67% of total orders, or $21,793, in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019 when domestic orders were 58%, or $19,970, of total orders, and international orders were 42%, or $14,446, of total orders.

During the first six months of fiscal 2020, orders were $47,641, compared with $56,393 for the same period of fiscal 2019.  Included in the orders for the first six months of fiscal 2020 and fiscal 2019 were $2,996 and $6,304, respectively, for the commercial nuclear utility market, a business which was divested in June 2019.  Domestic orders were 46% of total orders, or $21,916, and international orders were 54% of total orders, or $25,725, in the first six months of fiscal 2020 compared with the same period of fiscal 2019 when domestic orders were 70%, or $39,495, of total orders, and international orders were 30%, or $16,898, of total orders.

For the first six months of fiscal 2020, refining orders increased by $4,904, chemical and petrochemical decreased by $7,940, and other commercial and industrial applications, including the U.S. Navy, decreased by $2,345 as compared with the prior year period.  See “Current Market Conditions” for additional information.

Backlog was $127,765 at September 30, 2019, compared with $117,185 on June 30, 2019, up 9% and $132,127 at March 31, 2019.  The March 31, 2019 backlog includes $8,039 of backlog for our commercial nuclear utility business which we sold in June 2019. Excluding the commercial nuclear utility business, backlog increased to $127,765 from $124,088, an increase of 3%.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 55% to 60% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At September 30, 2019, 32% of our backlog was attributable to equipment for refinery project work, 16% for chemical and petrochemical projects, 48% for U.S. Navy projects and 4% for power and other industrial applications.  At September 30, 2018, 24% of our backlog was attributable to equipment for refinery project work, 16% for chemical and petrochemical projects, 51% for U.S. Navy projects and 9% for power and other industrial applications.  At September 30, 2019, we had no projects on hold.

Outlook

Capital spending in the energy markets we serve began to increase during the second half of fiscal 2018 and this trend has continued.  Likewise, orders in the chemical and petrochemical markets began to increase in fiscal 2019.  While our bidding pipeline has been strong, our customers continue to be cautious about releasing orders and as a result, we expect quarterly fluctuations in order levels to occur.  At September 30, 2019, 48% of our backlog was for U.S. Navy.

We continue to believe in the long-term strength of the energy and petrochemical markets.  Coupled with our diversification strategy with the U.S. Navy, we believe that the long-term strength of our markets will support our goal to significantly grow our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on continuing to reduce earnings volatility, grow our business and diversify our business and product lines.

We expect revenue in fiscal 2020 to be approximately $100,000 to $105,000; this excludes our commercial nuclear utility business which was sold in the first quarter of fiscal 2020.  This would be an anticipated increase of 20% to 26% when compared with $83,495 for fiscal 2019 and excluding our commercial nuclear business which was sold in the first quarter of fiscal 2019.

We expect gross profit margin in fiscal 2020 to be in the 24% to 26% range, compared with 23.9% in fiscal 2019.  SG&A during fiscal 2020 is expected to be between $17,000 and $18,000, excluding the SG&A incurred in the first quarter in our commercial nuclear business.  Our effective tax rate during fiscal 2020 is expected to be approximately 20%.

We expect that cash flow in fiscal 2020 will continue to be solid.  We continue to believe that the long-term outlook for the energy and petrochemical markets is positive.  We expect to have better insight into the strength, durability and sustainability of the recent improvements in our core markets as we continue to work through fiscal 2020.

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

As of September 30, 2019, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2019 or March 31, 2019, other than letters of credit.

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

Foreign Currency

International consolidated sales for the three and six months ended September 30, 2019 were 27% and 29%, respectively, of total sales compared with 30% and 44%, respectively, for the same periods of fiscal 2019.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and six months of fiscal 2020 and fiscal 2019, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the three and six months ended September 30, 2019, our purchases in foreign currencies represented 0% and 1% of cost of products sold, respectively.  In each of the three and six months ended September 30, 2018, our purchases in foreign currencies represented 2% of cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2019 and March 31, 2019, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e. suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At September 30, 2019, we had no projects on hold.

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

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2019

PART II - OTHER INFORMATION

Item 6.	Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

+	10.1	Letter Agreement dated October 8, 2019, with respect to the continuing Letter of Credit Facility dated March 24, 2014, between the Company and HSBC Bank USA, National Association.

+	10.2	Pledge Agreement between the Company and HSBC Bank USA, National Association dated October 8, 2019.

+	10.3	Letter Consent Agreement dated October 8, 2019 pursuant to the Credit Agreement dated December 2, 2015 between the Company and JP Morgan Chase Bank, N.A.

#	10.4

First Amendment to Amended and Restated Employment Agreement effective as of September 12, 2019 is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2019.

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

Date: November 5, 2019