Form 10-Q
period 2019-12-31
GRAHAM CORP
filed 2020-01-31
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of January 24, 2020, there were outstanding 9,891,052 shares of the registrant’s common stock, par value $.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2019 and March 31, 2019 and for the Three and Nine-Month Periods Ended December 31, 2019 and 2018

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$25,286	$17,198	$67,522	$68,190
Cost of products sold	21,242	13,456	53,816	51,079
Gross profit	4,044	3,742	13,706	17,111
Other expenses and income:
Selling, general and administrative	4,441	4,249	12,844	13,518
Selling, general and administrative – amortization	—	59	11	178
Other expense	—	—	523	—
Other income	(87)	(206)	(261)	(618)
Interest income	(318)	(404)	(1,080)	(1,044)
Interest expense	2	5	9	8
Total other expenses and income	4,038	3,703	12,046	12,042
Income before provision for income taxes	6	39	1,660	5,069
(Benefit) provision for income taxes	(3)	(56)	364	824
Net income	$9	$95	$1,296	$4,245
Per share data
Basic:
Net income	$—	$0.01	$0.13	$0.43
Diluted:
Net income	$—	$0.01	$0.13	$0.43
Weighted average common shares outstanding:
Basic	9,884	9,832	9,874	9,817
Diluted	9,888	9,845	9,877	9,832
Dividends declared per share	$0.11	$0.10	$0.32	$0.29

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Net income	$9	$95	$1,296	$4,245
Other comprehensive income:
Foreign currency translation adjustment	88	10	(135)	(323)
Defined benefit pension and other postretirement plans net of income tax expense of $55 and $48, for the three months ended December 31, 2019 and 2018, respectively, and $164 and $145 for the nine months ended December 31, 2019 and 2018, respectively	194	170	583	510
Total other comprehensive income	282	180	448	187
Total comprehensive income	$291	$275	$1,744	$4,432

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2019	2019
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$10,851	$15,021
Investments	59,000	62,732
Trade accounts receivable, net of allowances ($35 and $33 at December 31 and March 31, 2019, respectively)	17,901	17,582
Unbilled revenue	14,321	7,522
Inventories	20,408	24,670
Prepaid expenses and other current assets	1,289	1,333
Income taxes receivable	772	1,073
Assets held for sale	—	4,850
Total current assets	124,542	134,783
Property, plant and equipment, net	16,906	17,071
Prepaid pension asset	4,920	4,267
Operating lease assets	283	—
Other assets	150	149
Total assets	$146,801	$156,270
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$47	$51
Accounts payable	9,253	12,405
Accrued compensation	4,855	5,126
Accrued expenses and other current liabilities	2,835	2,933
Customer deposits	28,816	30,847
Operating lease liabilities	153	—
Liabilities held for sale	—	3,525
Total current liabilities	45,959	54,887
Finance lease obligations	61	95
Operating lease liabilities	122	—
Deferred income tax liability	1,273	1,056
Accrued pension liability	726	662
Accrued postretirement benefits	619	604
Total liabilities	48,760	57,304
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $.10 par value, 25,500 shares authorized, 10,700 and 10,650 shares issued and 9,884 and 9,843 shares outstanding at December 31 and March 31, 2019, respectively	1,070	1,065
Capital in excess of par value	26,057	25,277
Retained earnings	91,900	93,847
Accumulated other comprehensive loss	(8,385)	(8,833)
Treasury stock (816 and 807 shares at December 31 and March 31, 2019, respectively)	(12,601)	(12,390)
Total stockholders’ equity	98,041	98,966
Total liabilities and stockholders’ equity	$146,801	$156,270

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
Operating activities:	(Dollar amounts in thousands)
Net income	$1,296	$4,245
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	1,468	1,469
Amortization	11	178
Amortization of unrecognized prior service cost and actuarial losses	747	655
Equity-based compensation expense	731	797
(Gain) loss on disposal or sale of property, plant and equipment	(2)	30
Loss on sale of Energy Steel & Supply Co.	87	—
Deferred income taxes	33	128
(Increase) decrease in operating assets:
Accounts receivable	(438)	3,050
Unbilled revenue	(6,799)	(2,011)
Inventories	4,225	1,813
Prepaid expenses and other current and non-current assets	(7)	(773)
Income taxes receivable	301	770
Operating lease assets	176	—
Prepaid pension asset	(653)	(893)
Increase (decrease) in operating liabilities:
Accounts payable	(3,036)	(8,136)
Accrued compensation, accrued expenses and other current and non-current liabilities	(299)	946
Customer deposits	(1,938)	6,177
Operating lease liabilities	(101)	—
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	79	90
Net cash (used) provided by operating activities	(4,119)	8,535
Investing activities:
Purchase of property, plant and equipment	(1,389)	(1,471)
Proceeds from disposal of property, plant and equipment	2	—
Proceeds from the sale of Energy Steel & Supply Co.	602	—
Purchase of investments	(141,414)	(101,343)
Redemption of investments at maturity	145,146	73,633
Net cash provided (used) by investing activities	2,947	(29,181)
Financing activities:
Principal repayments on finance lease obligations	(38)	(81)
Issuance of common stock	24	171
Dividends paid	(3,163)	(2,851)
Purchase of treasury stock	(230)	(146)
Net cash used by financing activities	(3,407)	(2,907)
Effect of exchange rate changes on cash	(143)	(228)
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(4,722)	(23,781)
Plus: Net decrease in cash classified within current assets held for sale	552	—
Net decrease in cash and cash equivalents	(4,170)	(23,781)
Cash and cash equivalents at beginning of period	15,021	40,456
Cash and cash equivalents at end of period	$10,851	$16,675

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2019

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2019	10,650	$1,065	$25,277	$93,847	$(8,833)	$(12,390)	$98,966
Cumulative effect of change in accounting principle				(80)			(80)
Comprehensive income				82	107		189
Issuance of shares	83	8	(8)				—
Forfeiture of shares	(34)	(3)	3				—
Dividends				(988)			(988)
Recognition of equity-based compensation expense			88				88
Purchase of treasury stock						(230)	(230)
Balance at June 30, 2019	10,699	1,070	25,360	92,861	(8,726)	(12,620)	97,945
Comprehensive income				1,205	59		1,264
Dividends				(1,087)			(1,087)
Recognition of equity-based compensation expense			324				324
Issuance of treasury stock			30			19	49
Balance at September 30, 2019	10,699	1,070	25,714	92,979	(8,667)	(12,601)	98,495
Comprehensive income				9	282		291
Issuance of shares	2		24				24
Forfeiture of shares	(1)						—
Dividends				(1,088)			(1,088)
Recognition of equity-based compensation expense			319				319
Balance at December 31, 2019	10,700	$1,070	$26,057	$91,900	$(8,385)	$(12,601)	$98,041

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

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned foreign subsidiaries located in Suzhou, China and Ahmedabad, India.  During the fiscal year ended March 31, 2019 ("fiscal 2019"), the Company decided to divest of its wholly-owned domestic subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.  The sale of Energy Steel was completed in June 2019 and the accompanying Condensed Consolidated Financial Statements include the results of operations of Energy Steel for the period April 1, 2018 through June 23, 2019.  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission.  The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements.  The unaudited Condensed Consolidated Balance Sheet as of March 31, 2019 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2019.  For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for fiscal 2019.  In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2020 ("fiscal 2020").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Product Line	2019	2018	2019	2018
Heat transfer equipment	$7,062	$5,164	$21,394	$15,495
Vacuum equipment	12,969	3,765	27,232	28,823
All other	5,255	8,269	18,896	23,872
Net sales	$25,286	$17,198	$67,522	$68,190

Geographic Region
Asia	$723	$966	$4,960	$5,591
Canada	2,666	549	5,910	15,672
Middle East	7,498	806	8,783	1,705
South America	808	47	3,284	239
U.S.	13,409	14,320	43,589	42,846
All other	182	510	996	2,137
Net sales	$25,286	$17,198	$67,522	$68,190

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.  Revenue from contracts that is recognized upon shipment accounted for approximately 20% and 50% of revenue for the three-month periods ended December 31, 2019 and 2018, respectively, and revenue from contracts that is recognized over time accounted for approximately 80% and 50% of revenue for the three-month periods ended December 31, 2019 and 2018, respectively.  Revenue from contracts that is recognized upon shipment accounted for approximately 30% and 40% of revenue for the nine-month periods ended December 31, 2019 and 2018, respectively,  and revenue from contracts that is recognized over time accounted for approximately 70% and 60% of revenue for the nine-month periods ended December 31, 2019 and 2018, respectively. The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

The timing of revenue recognition, invoicing and cash collections affect trade accounts receivable, unbilled revenue (contract assets) and customer deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.  Unbilled revenue represents revenue on contracts that is recognized over time and exceeds the amount that has been billed to the customer.  Unbilled revenue is separately presented in the Condensed Consolidated Balance Sheets.  The Company may have an unconditional right to payment upon billing and prior to satisfying the performance obligations.  The Company will then record a contract liability and an offsetting asset of equal amount until the deposit is collected and the performance obligations are satisfied.  Customer deposits are separately presented in the Condensed Consolidated Balance Sheets.  Customer deposits are not considered a significant financing component as they are generally received less than one year before the product is completed.  In addition, customer deposits are used to procure specific material on a contract and fund related overhead costs incurred during design and construction.

Net contract assets (liabilities) consisted of the following:

	December 31, 2019	March 31, 2019	Change

Unbilled revenue (contract assets)	$14,321	$7,522	$6,799
Customer deposits (contract liabilities)	(28,816)	(30,847)	2,031
Net contract liabilities	$(14,495)	$(23,325)	$8,830

Contract liabilities at December 31, 2019 and March 31, 2019 include $3,101 and $6,382, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at December 31, 2019 and March 31, 2019, respectively.  Revenue recognized in the three and nine months ended December 31, 2019 that was included in the contract liability balance at March 31,

2019 was $2,276 and $13,308, respectively.  Changes in the net contract liability balance during the nine months ended December 31, 2019 were impacted by a $6,799 increase in contract assets, of which $19,675 was due to contract progress offset by invoicing to customers of $12,876.  In addition, contract liabilities decreased $2,031 driven by revenue recognized in the current period that was included in the contract liability balance at March 31, 2019 offset by new customer deposits of $11,277.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,901 and $2,214 at December 31, 2019 and March 31, 2019, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $64 and $133 at December 31, 2019 and March 31, 2019, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $53 and $33 in the three months ended December 31, 2019 and 2018, respectively, and $139 and $115 in the nine months ended December 31, 2019 and 2018, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of December 31, 2019, the Company had remaining unsatisfied performance obligations of $122,899.  The Company expects to recognize revenue on approximately 55% to 60% of the remaining performance obligations within one year, 10% to 15% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at December 31, 2019 are scheduled to mature on or before March 30, 2020.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	December 31,	March 31,
	2019	2019
Raw materials and supplies	$2,854	$2,787
Work in process	16,463	20,553
Finished products	1,091	1,330
Total	$20,408	$24,670

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

On June 24, 2019, the Company completed the sale of Energy Steel to Hayward Tyler, a division of Avingtrans PLC, a global leader in performance-critical pumps and motors for the energy sector.  Under the terms of the stock purchase agreement, the Company received proceeds of $602, subject to certain adjustments, including a customary working capital adjustment.  The purchase price was finalized within 90 days of the sale and no adjustments to the purchase price were required.  In addition, $202 of Energy Steel’s net accounts receivable was retained by the Company.  The Company recognized a loss on the disposal of $87 in the first quarter of fiscal 2020.  As of June 24, 2019, all of the Energy Steel assets and liabilities were legally transferred, and therefore, are not included in the Company’s Condensed Consolidated Balance Sheet at December 31, 2019.

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

 No restricted stock awards were granted in the three-month periods ended December 31, 2019 and 2018.  Restricted stock awards granted in the nine-month periods ended December 31, 2019 and 2018 were 83 and 53, respectively.  Restricted shares of 40 and 27 granted to officers in fiscal 2020 and fiscal 2019, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 28 and 20 granted to officers and key employees in fiscal 2020 and fiscal 2019, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 15 and 6 granted to directors in fiscal 2020 and fiscal 2019, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month or nine-month periods ended December 31, 2019 and 2018.

During the three months ended December 31, 2019 and 2018, the Company recognized equity-based compensation costs related to restricted stock awards of $308 and $263, respectively.  The income tax benefit recognized related to equity-based compensation was $67 and $59 for the three months ended December 31, 2019 and 2018, respectively.  During the nine months ended December 31, 2019 and 2018, the Company recognized equity-based compensation costs related to restricted stock awards of $709 and $797, respectively.  The income tax benefit recognized related to equity-based compensation was $156 and $177 for the nine months ended December 31, 2019 and 2018, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended December 31, 2019 and 2018, the Company recognized equity-based compensation costs of $11 and $0, respectively, related to the ESPP and $3 and $0, respectively, of related tax benefits.  During the nine months ended December 31, 2019 and 2018, the Company recognized equity-based compensation costs of $22 and $0, respectively, related to the ESPP and $5 and $0, respectively, of related tax benefits.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Basic income per share
Numerator:
Net income	$9	$95	$1,296	$4,245
Denominator:
Weighted average common shares outstanding	9,884	9,832	9,874	9,817
Basic income per share	$—	$.01	$.13	$.43
Diluted income per share
Numerator:
Net income	$9	$95	$1,296	$4,245
Denominator:
Weighted average common shares outstanding	9,884	9,832	9,874	9,817
Stock options outstanding	4	13	3	15
Weighted average common and potential common shares outstanding	9,888	9,845	9,877	9,832
Diluted income per share	$—	$.01	$.13	$.43

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Balance at beginning of period	$348	$349	$366	$493
Expense for product warranties	67	76	96	87
Product warranty claims paid	(3)	(15)	(50)	(170)
Balance at end of period	$412	$410	$412	$410

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

The Company leases certain manufacturing facilities, office space, machinery and office equipment.  An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration.  If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception.  Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Condensed

Consolidated Balance Sheets.  The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise.  Certain leases include options to renew or terminate.  Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease.  The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.  The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties.  As of December 31, 2019, the Company did not have any material leases that have been signed but not commenced.

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

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

December 31,
2019
Finance Leases
Weighted-average remaining lease term in years	1.38
Weighted-average discount rate	9.27%

Operating Leases
Weighted-average remaining lease term in years	2.25
Weighted-average discount rate	5.44%

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2019	2019
Finance lease cost:
Amortization of right-of-use assets	$13	$39
Interest on lease liabilities	3	9
Operating lease cost	42	188
Short-term lease cost	3	20
Total lease cost	$61	$256

Operating lease costs during the three and nine months ended December 31, 2019 were included within cost of sales and selling, general and administrative expenses.

As of December 31, 2019, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
Remainder of 2020	$26	$15
2021	163	48
2022	63	26
2023	33	26
2024	7	11
2025	—	—
Total lease payments	292	126

Less – amount representing interest	17	18
Present value of net minimum lease payments	$275	$108

The Company’s future minimum lease commitments for operating leases as of March 31, 2019 for the fiscal years 2020 through 2024 were $501, $301, $37, $32, and $8, respectively.  Future minimum lease commitments for finance leases as of March 31, 2019 for the fiscal years 2020 through 2024 were $62, $47, $26, $26, and $11, respectively.

ROU assets obtained in exchange for new operating lease liabilities were $3 and $224 in the three and nine months ended December 31, 2019.

NOTE 10 – CASH FLOW STATEMENT:

Interest paid was $9 and $8 in the nine-month periods ended December 31, 2019 and 2018, respectively.  Income taxes paid (refunded) for the nine months ended December 31, 2019 and 2018 were $27 and $(74), respectively.

In the nine months ended December 31, 2019 and 2018, non-cash activities included the issuance of treasury stock valued at $49 and $79, respectively, to the Company’s ESPP.

At December 31, 2019 and 2018, there were $10 and $242, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 11 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$124	$142	$372	$428
Interest cost	322	335	968	1,005
Expected return on assets	(663)	(766)	(1,992)	(2,297)
Amortization of actuarial loss	242	212	726	635
Net pension cost (income)	$25	$(77)	$74	$(229)

The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2019 and does not expect to make any contributions to the plan for the balance of fiscal 2020.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest cost	$5	$7	$16	$19
Amortization of actuarial loss	7	6	21	20
Net postretirement benefit cost	$12	$13	$37	$39

The Company paid benefits of $1 related to its postretirement benefit plan during the nine months ended December 31, 2019.  The Company expects to pay benefits of approximately $77 for the balance of fiscal 2020.

The components of net periodic benefit cost other than service cost are included in the line item “Other income” in the Condensed Consolidated Statements of Income.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $140 and $150 on December 31, 2019 and March 31, 2019, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2019, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

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

There was no liability for unrecognized tax benefits at either December 31, 2019 or March 31, 2019.

NOTE 14 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2019 and 2018 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2019	$(8,947)	$114	$(8,833)
Other comprehensive loss before reclassifications	—	(135)	(135)
Amounts reclassified from accumulated other comprehensive loss	583	—	583
Net current-period other comprehensive income (loss)	583	(135)	448
Balance at December 31, 2019	$(8,364)	$(21)	$(8,385)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2018	$(8,599)	$349	$(8,250)
Other comprehensive loss before reclassifications	—	(323)	(323)
Amounts reclassified from accumulated other comprehensive loss	510	—	510
Net current-period other comprehensive income (loss)	510	(323)	187
Balance at December 31, 2018	$(8,089)	$26	$(8,063)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	December 31,
	2019		2018
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(249)	(1)	$(218)	(1)	Income before provision for income taxes
	(55)		(48)		Provision for income taxes
	$(194)		$(170)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Nine Months Ended
	December 31,
	2019		2018
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(747)	(1)	$(655)	(1)	Income before provision for income taxes
	(164)		(145)		Provision for income taxes
	$(583)		$(510)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 11.

NOTE 15 – OTHER EXPENSE:

On June 24, 2019, the Company sold Energy Steel and recognized a loss on the sale of $87.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the sale.  In addition, during the first quarter of fiscal 2019, the Company incurred a bad debt charge of $98 and an inventory write down of $338 related to the bankruptcy of Westinghouse Electric Company.  All of these items are included in the line item “Other expense” in the Condensed Consolidated Statement of Income for the nine months ended December 31, 2019.

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

The Company adopted the new standard using the modified retrospective approach on April 1, 2019.  The Company elected the available transition method that uses the effective date of the amended guidance as the date of initial application.  The guidance provided for several practical expedients.  The Company elected the package of practical expedients permitted under the transition guidance which allows entities to carry forward historical lease classification.  The Company made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The Company recognizes those lease payments in the Condensed Consolidated Statements of Income on a straight-line basis over the lease term.  On April 1, 2019, the Company recognized the cumulative effect of initially applying the amended guidance which resulted in the recognition of operating lease ROU assets of $676, lease liabilities of $732 and a decrease to the opening balance of retained earnings of $80.  Other current assets and the deferred income tax liability were reduced by $47 and $20, respectively.  Approximately $500 of ROU assets and lease liabilities were related to the business held for sale at March 31, 2019 and subsequently sold on June 24, 2019.  See Note 9 to the Condensed Consolidated Financial Statements for additional information on the Company’s leases.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                                             (Dollar amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries.  For the energy industry, our equipment is used by customers in markets including petroleum refining, power generation, and alternative and renewable energy.  For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy.  For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.

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

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia.  We also have two wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China, and Graham India Private Limited (“GIPL”), located in Ahmedabad, India.  GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia.  GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India.

In the first quarter of fiscal 2020, we completed the sale of Energy Steel and Supply Co. ("Energy Steel"), a wholly-owned subsidiary through which we sold products into the commercial nuclear market.

Our current fiscal year (which we refer to as "fiscal 2020") ends March 31, 2020.

Highlights

Highlights for the three and nine months ended December 31, 2019 include:

•

Net sales for the third quarter of fiscal 2020 were $25,286, up 47% compared with $17,198 for the third quarter of fiscal 2019.  Net sales for the first nine months of fiscal 2020 were $67,522, down 1% compared with net sales of $68,190 for the first nine months of fiscal 2019.

•

Net income and income per diluted share for the third quarter of fiscal 2020 were $9 and $0, respectively, compared with $95 and $0.01, respectively, in the third quarter of fiscal 2019.  Net income and income per diluted share for the first nine months of fiscal 2020 were $1,296 and $0.13, respectively, compared with net income of $4,245 and income per diluted share of $0.43 for the first nine months of fiscal 2019.

•

Orders booked in the third quarter of fiscal 2020 were $20,057, compared with the third quarter of fiscal 2019 when orders booked were $23,169.  Included in last year’s third quarter orders were orders of $1,352 from our commercial nuclear business.  Orders booked in the first nine months of fiscal 2020 were $67,698, compared with the first nine months of fiscal 2019, when orders were $79,562.

•

Backlog was $122,899 at December 31, 2019, compared with $127,765 at September 30, 2019 and $132,127 at March 31, 2019.  Backlog at March 31, 2019 included $8,039 related to the commercial nuclear business we sold in the first quarter of fiscal 2020.

•

Gross profit margin and operating margin for the third quarter of fiscal 2020 were 16% and (2)%, respectively, compared with 22% and (3)%, respectively, for the third quarter of fiscal 2019.  Gross profit margin and operating margin for the first nine months of fiscal 2020 were 20% and 0%, respectively, compared with and 25% and 5%, respectively, for the first nine months of fiscal 2019.

•	Cash and short-term investments at December 31, 2019 were $69,851, compared with $77,753 on March 31, 2019.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the current and future economic environments affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers or facilities are located;
•	tariffs and trade relations between the United States and its trading partners;
•	our ability to affect our growth and acquisition strategy;
•	our ability to maintain or expand work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

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

Current Market Conditions

Our global energy and petrochemical markets continue to exhibit active project and bid activity.  Although general global economic conditions appear to be weakening for many sectors, we continue to see strong activity by our customers in the downstream energy sector.  Customers are investing in upgrading and turnaround maintenance for existing facilities and, in certain geographies, are looking at new capacity.  While this additional activity continues to be encouraging, we cannot predict the pace and longevity of the market improvement.

Our long-term view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in continued capital investment to satisfy increasing global energy demand. These fundamentals include rising populations, emerging market economic growth, and long-term global economic expansion.  However, the energy markets we serve will also be impacted by increased use of renewable energy sources and conservation.  We have multiple initiatives to actively extend our market reach.  We are focused on expanding our participation to serve our existing customers’ needs for replacement components and facility upgrades, including increasing our technical service resources near customer locations.  We are also expanding our reach into developing markets through partnerships with local suppliers to assist our efforts to penetrate markets which we have not served in the past (e.g. India).  We believe these efforts will provide benefit to our customers and shareholders.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards that service the U.S. Navy.  We expect growth in our naval nuclear propulsion business to result from our strategic actions to increase our market share, our successful performance, and expected increases in demand.

We believe the long-term outlook in our key markets supports our growth plans. In the near term, new order levels are expected to remain variable, resulting in both relatively strong and weak periods.  We believe, however, order activity will continue to improve for the next several fiscal quarters.

The chart below shows the historical impact of our diversification strategy.  Over half of our current backlog is from markets not served by us in the fiscal 2007-2009 time frame.  Included in the graph for prior periods, but not the third quarter of fiscal 2020 (referred to as "Q3 FY20" on the chart below) is the backlog for our commercial nuclear business which was divested in June 2019.  At the end of fiscal 2019 (referred to as "FYE19" on the chart below), backlog for our commercial nuclear business was $8,039.

                  Note:  FYE refers to fiscal year ended March 31

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$25,286	$17,198	$67,522	$68,190
Gross profit	$4,044	$3,742	$13,706	$17,111
Gross profit margin	16%	22%	20%	25%
SG&A expense (1)	$4,441	$4,308	$12,855	$13,696
SG&A as a percent of sales	18%	25%	19%	20%
Net income	$9	$95	$1,296	$4,245
Diluted income per share	$—	$0.01	$0.13	$0.43
Total assets	$146,801	$156,761	$146,801	$156,761
Total assets excluding cash, cash equivalents and investments	$76,950	$76,354	$76,950	$76,354

(1)	Selling, general and administrative expense is referred to as "SG&A".

The Third Quarter and First Nine Months of Fiscal 2020 Compared With the Third Quarter and First Nine Months of Fiscal 2019

Sales for the third quarter of fiscal 2020 were $25,286, a 47% increase as compared with sales of $17,198 for the third quarter of fiscal 2019.  Included in our third quarter fiscal 2019 were sales of $1,847 from our recently sold commercial nuclear business.  Our domestic sales, as a percentage of aggregate product sales, were 53% in the third quarter of fiscal 2020 compared with 83% in the third quarter of fiscal 2019.  Domestic sales decreased $911, or 6%, in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.  International sales increased $8,999, or 313%, in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.  Sales in the three months ended December 31, 2019 were 49% to the refining industry, 24% to the chemical and petrochemical industries, 1% to the power industry, and 26% to other commercial and industrial applications, including the U.S. Navy.  Sales in the three months ended December 31, 2018 were 39% to the refining industry, 17% to the chemical and petrochemical industries, 15% to the power industry, including the commercial nuclear market, and 29% to other commercial and industrial applications, including the U.S. Navy.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing, quantity, and value of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first nine months of fiscal 2020 were $67,522, a decrease of $668, or 1% compared with sales of $68,190 for the first nine months of fiscal 2019.  Included in the first nine months of fiscal 2020 and fiscal 2019 were sales of $1,276 and $6,588, respectively, from our recently sold commercial nuclear business.  Our domestic sales, as a percentage of aggregate product sales, were 65% in the first nine months of fiscal 2020 compared with 63% in the same period in fiscal 2019.  Domestic sales increased $742, or 2%, while international sales decreased by $1,410, or 6%.  International sales accounted for 35% and 37% of total sales for the first nine months of fiscal 2020 and fiscal 2019, respectively.  Sales in the first nine months of fiscal 2020 were 39% to the refining industry, 35% to the chemical and petrochemical industries, 3% to the power industry, including the nuclear market, and 23% to other commercial and industrial applications, including the U.S. Navy.  Sales in the first nine months of fiscal 2019 were 53% to the refining industry, 14% to the chemical and petrochemical industries, 12% to the power industry, including the nuclear market, and 21% to other commercial and industrial applications, including the U.S. Navy.

Gross profit margin for the third quarter of fiscal 2020 was 16% compared with 22% for the third quarter of fiscal 2019.  Gross profit for the third quarter of fiscal 2020 increased 8% compared with fiscal 2019, to $4,044 from $3,742.  Gross profit was higher due to increased volume, though mostly offset by a very unfavorable mix of projects, including a lower level of short cycle and aftermarket sales.

Gross profit margin for the first nine months of fiscal 2020 was 20% compared with 25% for the first nine months of fiscal 2019. Gross profit for the first nine months of fiscal 2020 decreased 20% compared with the same period of fiscal 2019, to $13,706 from $17,111.  The decrease in gross profit on relatively similar revenue (down 1% from the same period in the prior fiscal year), as well as gross margin, was due to an unfavorable mix of projects compared with the first nine months of fiscal 2019.

SG&A expenses as a percent of sales for the three and nine-month periods ended December 31, 2019 were 18% and 19%, respectively.  SG&A expenses in the third quarter of fiscal 2020 were $4,441, an increase of $133 compared with SG&A expenses of $4,308 in the third quarter of fiscal 2019.  Included in SG&A in the third quarter of fiscal 2019 was $418 from our recently sold commercial nuclear business.  The increase in SG&A was primarily due to investments to expand our sales and support organizations.  SG&A expenses in the first nine months of fiscal 2020 were $12,855, a decrease of $841 compared with SG&A expenses of $13,696 in the first nine months of fiscal 2019.  The sale of our commercial nuclear business in June 2019 was the primary driver of lower year-to-date spending.  Our former commercial nuclear subsidiary had SG&A of $621 in fiscal 2020 and $1,700 in fiscal 2019.

Interest income for the three and nine-month periods ended December 31, 2019 was $318 and $1,080, respectively, compared with $404 and $1,044, respectively, for the same periods ended December 31, 2018.  Interest expense for the three and nine-month periods ended December 31, 2019 was $2 and $9, respectively, compared with $5 and $8, respectively, for the same periods ended December 31, 2018.

Our effective tax rates for the three-month periods ended December 31, 2019 and 2018 were not meaningful due to the proximity of our results to breakeven.  Our effective tax rates for the nine-month periods ended December 31, 2019 and 2018 were 22% and 16%, respectively.

Net income and income per diluted share for the third quarter of fiscal 2020 were $9 and $0.00, respectively, compared with $95 and $0.01, respectively, in the third quarter of fiscal 2019.  Net income and income per diluted share for the first nine months of fiscal 2020 were $1,296 and $0.13, respectively, compared with net income of $4,245 and income per diluted share of $0.43 for the first nine months of fiscal 2019.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	December 31,	March 31,
	2019	2019
Cash and investments	$69,851	$77,753
Working capital	78,583	79,896
Working capital ratio(1)	2.7	2.5
Working capital excluding cash and investments	8,732	2,143
Working capital excluding cash and investments as a percent of net sales(2)	9.6%	2.3%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash used by operating activities for the first nine months of fiscal 2020 was $4,119, compared with cash generated of $8,535 for the first nine months of fiscal 2019.  The cash usage comparison year over year was attributable primarily to an increase in unbilled revenue, a decrease in accounts payable and customer deposits and lower earnings, partially offset by an increase in inventory.

Dividend payments and capital expenditures in the first nine months of fiscal 2020 were $3,163 and $1,389, respectively, compared with $2,851 and $1,471, respectively, for the first nine months of fiscal 2019.

Capital expenditures for fiscal 2020 are expected to be between $2,500 and $2,800.  Approximately 75% to 80% of our fiscal 2020 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Cash and investments were $69,851 on December 31, 2019 compared with $77,753 on March 31, 2019, down $7,902, primarily due to the timing of working capital.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days.  Certificates of deposit are used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit.  Approximately 95% of our cash and investments are held in the U.S.  The remaining 5% is invested in our China operations.

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also had a $10,000 unsecured line of credit with HSBC, N.A. ("HSBC") on December 31, 2019.  This line was increased from $5,000 to $10,000 on October 8, 2019 to support our international business activities.  Letters of credit outstanding on December 31, 2019 and March 31, 2019 were $13,346 and $8,503, respectively.  The outstanding letters of credit as of December 31, 2019 were issued by JP Morgan Chase and HSBC.  There were no other amounts outstanding on our credit facilities at December 31, 2019 and March 31, 2019.  The borrowing rate under our JP Morgan Chase facility as of December 31, 2019 was the bank’s prime rate, or 4.75%.  Availability under the JP Morgan Chase and HSBC lines of credit was $21,654 and $22,505, respectively, at each of December 31, 2019 and March 31, 2019.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facilities, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended December 31, 2019 were $20,057 compared with $23,169 for the same period last year.  Included in the third quarter of fiscal 2020 were orders of $1,352 from our former subsidiary which serviced the commercial nuclear market.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 77% of total orders, or $15,478, and international orders were 23% of total orders, or $4,579, in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019 when domestic orders were 50%, or $11,623, of total orders, and international orders were 50%, or $11,546, of total orders.

During the first nine months of fiscal 2020, orders were $67,698, compared with $79,562 for the same period of fiscal 2019.  Included in the orders for the first nine months of fiscal 2020 and fiscal 2019 were $2,996 and $7,656, respectively, for the commercial nuclear utility market, a business which was divested in June 2019.  Domestic orders were 55% of total orders, or $37,395, and international orders were 45% of total orders, or $30,303, in the first nine months of fiscal 2020 compared with the same period of fiscal 2019 when domestic orders were 64%, or $51,119, of total orders, and international orders were 36%, or $28,443, of total orders.

For the first nine months of fiscal 2020, refining orders increased by $6,547, chemical and petrochemical decreased by $14,761, and other commercial and industrial applications, including the U.S. Navy, increased by $1,386 as compared with the prior year period.  Power, including commercial nuclear, decreased $5,036, primarily due to the sale of the business in the first quarter of fiscal 2020.  See “Current Market Conditions” for additional information.

Backlog was $122,899 at December 31, 2019, compared with $127,765 on September 30, 2019, down 4% and $132,127 at March 31, 2019.  The March 31, 2019 backlog includes $8,039 of backlog for our subsidiary which serviced the commercial nuclear industry which we sold in June 2019.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 55% to 60% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the orders that are expected to convert beyond twelve months are for the U.S. Navy.  At December 31, 2019, 30% of our backlog was attributable to equipment for refinery project work, 13% for chemical and petrochemical projects, 52% for U.S. Navy projects and 5% for power and other industrial applications.  At December 31, 2018, 23% of our backlog was attributable to equipment for refinery project work, 20% for chemical and petrochemical projects, 50% for U.S. Navy projects and 7% for power and other industrial applications.  At December 31, 2019, we had no projects on hold.

Outlook

Capital spending in the energy markets we serve began to increase during the second half of fiscal 2018 and this trend has continued.  Likewise, orders in the chemical and petrochemical markets began to increase in fiscal 2019.  While our bidding pipeline continues to be very active as our customers plan their capacity expansion and upgrade projects, however, they continue to be cautious about releasing orders and as a result, we expect quarterly fluctuations in order levels to occur.  At December 31, 2019, 52% of our backlog was for the U.S. Navy.

We continue to believe in the long-term strength of the energy and petrochemical markets and our ability to differentiate ourselves.  Coupled with our diversification strategy with the U.S. Navy, as well as our initiatives to increase sales from our installed base and gain share in underserved markets, we believe that the long-term strength of our markets will support our goal to significantly grow our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to expand organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.  We are focused on continuing to reduce earnings volatility, grow our business and diversify our business and product lines.

We expect revenue in fiscal 2020 to be approximately $100,000 to $105,000; this excludes our commercial nuclear utility business which was sold in the first quarter of fiscal 2020.

We expect gross profit margin in fiscal 2020 to be in the 21% to 22% range, compared with 23.9% in fiscal 2019, with the reduction due to project mix.  SG&A during fiscal 2020 is expected to be between $17,000 and $17,500, excluding the SG&A incurred in the first quarter by our commercial nuclear subsidiary.  Our effective tax rate during fiscal 2020 is expected to be approximately 20%.

We continue to believe that the long-term outlook for the energy and petrochemical markets is positive.  We expect to have better insight into the strength, durability and sustainability of the recent improvements in our core markets as we look towards fiscal 2021.

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

As of December 31, 2019, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2019 or March 31, 2019, other than letters of credit.

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

Foreign Currency

International consolidated sales for the three and nine months ended December 31, 2019 were 47% and 35%, respectively, of total sales compared with 17% and 37%, respectively, for the same periods of fiscal 2019.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and nine months of fiscal 2020 and fiscal 2019, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the three and nine months ended December 31, 2019, our purchases in foreign currencies represented 0% and 1% of cost of products sold, respectively.  In the three and nine months ended December 31, 2018, our purchases in foreign currencies represented 4% and 2% of the cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2019 and March 31, 2019, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions.  Although we believe that our customers differentiate our products on the basis of our manufacturing quality, responsive and flexible service, and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices.  The cost of metals and other materials used in our products can experience significant volatility and, as such, can impact our ability to reflect this volatility in our pricing.

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e. suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At December 31, 2019, we had no projects on hold.

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

DECEMBER 31, 2019

PART II - OTHER INFORMATION

Item 6.	Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

10.1

Letter Agreement dated October 8, 2019, with respect to the continuing Letter of Credit Facility dated March 24, 2014, between the Company and HSBC Bank USA, National Association is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

10.2

Pledge Agreement between the Company and HSBC Bank USA, National Association dated October 8, 2019 is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

10.3

Letter Consent Agreement dated October 8, 2019 pursuant to the Credit Agreement dated December 2, 2015 between the Company and  JP Morgan Chase Bank, N.A. is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.

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

Date: January 31, 2020