Form 10-K
period 2020-03-31
GRAHAM CORP
filed 2020-06-15
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2019, was $189,547,236.

As of June 1, 2020, the Registrant’s Common Stock outstanding was 9,855,963 shares, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2020 Annual Meeting of Stockholders to be held on August 11, 2020, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2020

Note:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the Registrant's 2020 Annual Meeting of Stockholders to be held on August 11, 2020, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

Our corporate headquarters are located in Batavia, New York.  We have production facilities located with our headquarters in Batavia.  We also have two wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China, and Graham India Private Limited ("GIPL"), located in Ahmedabad, India.  GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.  GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.

On June 24, 2019, we sold our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan, which served the commercial nuclear utility industry.

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

Our products are sold by a team of sales engineers we employ directly as well as by independent sales representatives located worldwide.  There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business.  However, if this occurs in multiple years, it is usually not the same customer or project over such a multi-year period.  One customer accounted for more than 10% of our revenue in the fiscal year ended March 31, 2020, which we refer to as fiscal 2020, while a different customer accounted for more than 10% of our revenue in the fiscal year ended March 31, 2019, which we refer to as fiscal 2019.

As a result of our diversification efforts to more extensively support the U.S. Navy, we have increased our domestic sales in 2020.  Over a business cycle, our domestic sales will generally range between 50% and 75% of total sales.  The mix of domestic and international sales can vary from year to year.

Our backlog at March 31, 2020 was $112,389 compared with $132,127 at March 31, 2019.  Included in the March 31, 2019 backlog was $8,039 for the commercial nuclear utility business, which was sold in June 2019.

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

•

We are renowned for our strong capabilities to handle complex, custom orders.  The orders we receive are extremely complex and we believe that our order management platforms provide another competitive differentiator for our company.  In our markets, we believe that order administration, risk management, cost containment, quality and engineering documentation are as important as the equipment itself.  We have developed strong order management capabilities to enable us to deliver high quality, engineered-to-order and build-to-spec process-critical equipment in a timely manner.  For our customers’ complex, custom orders we typically manage very rigorous interaction between our project management teams and the end user or its engineering firm, as product design and quality requirements are finalized once an order is received.  Customers’ supplier selection process begins by assessing these order management capabilities.

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

•

We have the capability to manage outsourced production.  Effectively accessing the global fabrication supply chain expands our market reach, increases execution capacity and can improve competitiveness.  We use this capability for three primary reasons: 1. Delivering a lower cost manufacturing option; 2. Expanding capacity to execute an order to meet customer timing requirements and 3. Addressing localized content requirements.  We have proven capability to deliver our specialized product designs with outsourced fabrication that is on-time, within budget and that meets our high quality standards.

•

We provide robust after-the-sale technical support.  Our engineering and performance improvement personnel go to customer sites to audit the performance of our equipment, provide operator training and troubleshoot performance issues.  Technical service after a sale is important to our customers as we believe their focus is always on leveraging our equipment to maximize their facilities’ productivity.

•	We have a highly trained workforce. We maintain a long-tenured, highly skilled and extremely flexible workforce.
•

We have a strong balance sheet. We maintain significant cash and investments on hand, and no bank debt, which we believe provides us with the financial flexibility to pursue our business strategy, including growth by acquisition.

•

We have a high-quality credit facility.  Our credit facilities provide us with a $35,000 borrowing capacity that is expandable at our option to provide us with up to a total of $60,000 in borrowing capacity.

Our Strategy

We intend to strategically leverage and deploy our assets, including but not limited to, financial, technical, manufacturing and industry know-how, in order to capture expanded market share within the geographies and industries we serve, expand revenue opportunities in adjacent and countercyclical markets and continually improve our results of operations in order to:

•Generate sustainable earnings growth;

•Reduce earnings volatility;

•Improve our operating performance;

•Generate strong cash flow from operations to reinvest in our business or return to shareholders in the form of ordinary dividends; and

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

•

Continue to invest in people and capital equipment to meet the long-term demand for our products in the oil refining, petrochemical processing and defense industries, especially in emerging geographic markets.

•

Continue to deliver the highest quality products and solutions that enable our customers to achieve their operating objectives.  We believe that our high quality and technical expertise differentiates us from our competitors and allows us to win new orders based on value.

In order to effectively implement our strategy, we also believe that we must continue to invest in and leverage our unique value enhancing differentiators, including:

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

COVID-19 Pandemic Impact

               In March 2020, the outbreak of COVID-19 was declared a global pandemic.  The COVID-19 pandemic began affecting our business, our customers’ businesses, and the markets we serve in the fourth quarter of our fiscal 2020.  Additionally, the COVID-19 pandemic has impacted the already volatile oil industry and markets.  The pandemic has impacted both our capital equipment sales as well as our short cycle business.

             Our proactive measures in response to the COVID-19 pandemic included approximately three weeks of limited production at our facility in Batavia, New York beginning in late March 2020.  As of June 2020, we are nearing our pre-COVID-19 pandemic headcount in our factory, subject to numerous new health and safety protocols as recommended by our federal and local authorities, including requiring appropriate personal protective equipment to be worn by everyone onsite, social distancing markers, staggered employee breaks and meetings to reduce group gatherings, expanded hygiene practices, and barriers as appropriate to separate workers based on our plant layout configuration.  We have deployed numerous laptop computers to our sales, engineering, quality, supply chain, finance, and administrative personnel to facilitate remote work.  We are limiting external visitors to our Batavia facility and those few that are being allowed must be pre-approved.  As we have and continue to implement pandemic response measures, workforce safety and employee well-being continue to be top priorities and we remain committed to the service of our customers and suppliers.  For further information on the risks posed to our business from the COVID-19 pandemic, see Item 1A - Risk Factors below, and our discussion of COVID-19 throughout this report.

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

Research and Development Activities

During fiscal 2020, fiscal 2019 and the fiscal year ended March 31, 2018, we spent $3,353, $3,538 and $3,211, respectively, on research and development (R&D) activities.  The majority of our R&D is application specific to help solve our customers’ problems in order to improve efficiencies, address challenging environments or caustic materials, or redesign for form and function.  We may be engineering new products and services for our customers.  We also continually look to improve existing products and services.

Employees

As of March 31, 2020, we had 337 employees.  We believe that our relationship with our employees is good.

Available Information

We maintain a website located at www.graham-mfg.com. On our website, we provide a link to the Securities and Exchange Commission’s (the "SEC") website that contains the reports, proxy statements and other information we file electronically.  We do not provide this information on our website because it is more cost effective for us to provide a link to the SEC's website.  Printed copies of all documents we file with the SEC are available free of charge for any stockholder who makes a request.  Such requests should be made to our Corporate Secretary at our corporate headquarters.  The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Risks related to the impact of the COVID-19 pandemic:

Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health pandemics, including the recent COVID-19 pandemic.

Our business, financial condition and results of operations have been and may continue to be adversely affected if the COVID-19 pandemic, or another global health crisis, impacts our employees, suppliers, customers, financing sources or others’ ability to conduct business or negatively affects consumer and business confidence or the global economy. The COVID-19 health crisis has affected large segments of the global economy, including the markets we operate in. The COVID-19 pandemic began affecting our business in the fourth quarter of fiscal 2020.  In response to the COVID-19 pandemic, beginning in late March 2020, we had limited production at our facility in Batavia, New York, with only a small staff present, which significantly reduced our production capabilities for approximately three weeks.  As of June 2020, we are now nearing the pre-COVID-19 headcount of our production workforce and have applied numerous new health and safety protocols for those working onsite.

The pandemic and any additional preventative or protective actions that governments or we may take in response to the COVID-19 pandemic may have a material adverse effect on our business or our suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand or customers’ ability to make payments.  We have and may continue to experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implementing further precautionary measures to protect the health of our workforce, increased project cancellations or projects put on hold, access to supplies, capital, and fundamental support services (such as shipping and transportation).  Any resulting financial impact cannot be fully estimated at this time, but may materially affect our business, financial condition or results of operations.  The extent to which the COVID-19 pandemic affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the pandemic or treat its impact, among others.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A - Risk Factors, any of which could have a material adverse effect on us.  The situation surrounding the COVID-19 pandemic and its impact is changing rapidly and additional impacts may arise that we are presently unaware of.

The COVID-19 pandemic may disrupt and cause delays in our supply chains, and such disruptions could adversely affect our results of operations and financial performance.

The raw materials that we source come from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial results.  It is possible that the ongoing COVID-19 pandemic could cause a disruption in our supply chain.  If that supply chain is disrupted for an extended period of time, including due to the COVID-19 pandemic or another global health crisis, our ability to meet customer requirements and achieve our financial performance may be affected.  We cannot at this time predict the impact of the COVID-19 pandemic on our supply chain, but we are maintaining ongoing communications with our suppliers to monitor their status.  Any disruption to our supply chain could negatively impact our operations and financial performance.

Disruption to the global oil markets and resulting substantial price decline, including from the impact of the COVID-19 pandemic, could adversely affect our customers’ and our own results of operations and financial performance.

Our business, consolidated results of operations and financial condition, or that of our customers, may be adversely affected by significant decreases in demand for oil resulting from global restrictions on travel, work from home practices, and the significant reduction in industrial and commercial activity, or an increase in operating costs as a result of the global business disruption resulting from the COVID-19 pandemic or that may result from a future global health crisis.  Global oil markets have recently experienced significant volatility and dramatic decreases in prices due to decreased demand during the COVID-19 pandemic resulting from government-led “stay-at-home” orders and social distancing initiatives and a geopolitical imbalance of supply.  Demand for some of our products is dependent on the level of expenditures by our customers in the oil and gas industry.  Accordingly, continued volatility or downturns in the oil markets, and potential project cancellations, could materially and adversely impact our financial condition or results of operations.

The COVID-19 pandemic may impact businesses differently across various regions.

We operate and compete globally. The response to the COVID-19 pandemic by domestic and foreign governments has been and may continue to be varied and those differences may impact our competitiveness.  Our operating subsidiaries are located in China and India, and those countries’ responses to the COVID-19 pandemic have varied from the United States’ response.  There are uncertain political climates in the regions where our subsidiaries operate, and governmental action in those regions may result in the temporary closure or limited operations of our subsidiaries.  Government assistance during a pandemic may also differ between private and public companies, which may provide an advantage to one compared with another.  This may affect our competitive position and could disrupt the market access and success of our business compared with other current or new competitors.  This impact could have a material adverse impact on our financial condition or results of operation.

COVID-19 disruption could impact our management team due to illness from the pandemic.

Our business has specialized management, technical and sales personnel who may become unavailable for an extended period or lost due to the effect of COVID-19 or another pandemic.  The COVID-19 pandemic may significantly disrupt our workforce if a significant percentage of our employees are unable to work due to illness or quarantines.  In addition, COVID-19-related illness could impact members of our Board of Directors, resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.  Any of the loss of personnel or disruption in management as described above could have a material adverse impact on our business and results of operations.

Risks related to our business:

The markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the prices of crude oil and natural gas as well as on the differential between the two prices.  As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, and petroleum refining industries, or to firms that design and construct facilities for these industries.  These industries are highly cyclical and have historically experienced severe downturns.  The prices of crude oil and natural gas have historically been very volatile, as evidenced by the extreme volatility in oil prices over the past few years and, in particular, the recent volatility related to the COVID-19 pandemic.  During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations.  We believe that over the long-term, demand for our products will expand in the petrochemical, petroleum refining and power generating industries.  A sustained deterioration in any of the industries we serve would materially harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.  As we have seen in the recent past, a cyclical downturn can occur suddenly and result in extremely different financial performance sequentially from quarter to quarter or on an annual comparative basis due to an inability to rapidly adjust costs.

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

A transition toward different types of energy may have a material adverse impact on our business and operating results.

Changes in consumer demand, including some driven by governmental and political preferences, toward electric, compressed natural gas, hydrogen vehicles and other alternative energy may impact our business.  We have products which can support certain technologies, while other technologies will not require our equipment.  A significant change in demand for oil based products may have a material adverse impact on our business.

Our business is highly competitive.  If we are unable to successfully implement our business strategy and compete against entities with greater resources than us or against competitors who have a relative cost advantage, we risk losing market share to current and future competitors.

We encounter intense competition in all of our markets.  Some of our present and potential competitors may have substantially greater financial, marketing, technical or manufacturing resources.  Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands and they may be able to devote greater resources towards the development, promotion and sale of their products.  Certain competitors may also have a cost advantage compared to us due to their geography or changes in relative currency values and may compete against us based on price.  This may affect our ability to secure new business and maintain our level of profitability.  In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers.  Moreover, customer buying patterns can change if customers become more price sensitive and accepting of lower cost suppliers.  If we cannot compete successfully against current or future competitors, our business will be materially adversely affected.

A change in our end use customers, our markets, or a change in the engineering procurement and construction companies serving our markets could harm our business and negatively impact our financial results.

Although we have long-term relationships with many of our end use customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type are often different.  Our customers have historically focused on the quality of the engineering and product solutions which we have provided to them.  As our markets continue to grow, and new market opportunities expand, we could see a shift in pricing as a result of facing competitors with lower production costs, which may have a material adverse impact on our results of operations and financial results.  Because our customers are unable to predict the length of the time period for the economic viability of their plants, there has been more of a focus on relative importance of cost versus quality which looks at short-term costs instead of total long-term cost of operations.

A change in the structure of our markets; the relationships between engineering and procurement companies, original equipment suppliers, others in the supply chain and any of their relationships with the end users could harm our business and negatively impact our financial results.

There are strong and long-standing relationships throughout the supply chain between the many parties involved in serving the end user of our products.  A change in the landscape between engineering and procurement companies, original equipment suppliers, others in the supply chain, including disruptions in the supply chain due to the COVID-19 pandemic, and/or with the end users could have a material adverse effect on our business and results of operations.  These changes might occur through acquisitions or other business partnerships and could have a material impact on our business and negatively impact our financial results.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

While we may have only one customer represent over 10% of revenue in any one year, a small number of customers have accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 48%, 41% and 41% of consolidated net sales in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

We may experience customer concentration risk related to strategic growth for U.S. Navy projects.

We believe our strategy to increase the penetration of U.S. Navy related opportunities may lead to U.S. Navy related projects consistently being greater than 10% of our total revenue.  While these projects are spread across multiple contractors for the U.S. Navy, the end customer for these projects is the same.  This concentration of business could add additional risk to us should there be a disruption, short or long term, in the funding for these projects or our participation in the U.S. Navy Nuclear Propulsion program.

The size of our contracts with the U.S. Navy may produce volatility over the short term financial results.

We believe our strategy to increase the penetration of U.S. Navy related opportunities, which are often much larger contracts than our commercial contracts, may impact our ability to effectively provide accurate investor guidance for our near term financial results.  These contracts can, on occasion, be delayed before or during the revenue recognition cycle.  If we are unable to reallocate the resources to other projects, we may see an increase in unpredictable (greater) volatility in our near term financial results.

A large percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2020, 36% of our revenue was from customers located outside of the U.S.  Moreover, through our subsidiaries, we maintain a sales office in China and a sales and market development office in India.  We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future.  We intend to continue to expand our international operations to the extent that suitable opportunities become available.  Our foreign operations and sales could be adversely affected as a result of:

•	nationalization of private enterprises and assets;
•	political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East and/or portions of the former Soviet Union;
•	the global economic impact as a result of the COVID-19 pandemic
•	political relationships between the U.S. and certain countries and regions;
•	differences in foreign laws, including difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;
•	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;
•	credit risks;
•	currency fluctuations;
•	tariff and tax increases;
•	export and import restrictions and restrictive regulations of foreign governments;
•	shipping products during times of crisis or war;
•	our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as the Foreign Corrupt Practices Act; or
•	other factors inherent in maintaining foreign operations.

The impact of potential changes in customs and trade policies and tariffs imposed by the U.S. and those imposed in response by other countries, including China, as well as rapidly changing trade relations, could materially and adversely affect our business and results of operations.

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements.  Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S.  Over the past few years, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly high-end steel and steel related products, may add significant costs to us and make our products more expensive. As a result, our products could become less attractive to customers outside the U.S. due to U.S. import tariffs on our raw materials and our profit margins would be negatively impacted.  Accordingly, continued tariffs may weaken relationships with certain trading partners and may adversely affect our financial performance and results of operations.  When beneficial to us, we may consider alternate sourcing options, including off shore subcontracting, in order to minimize the impact of the tariffs.  Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., including as a result of the recent COVID-19 pandemic, as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

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

We conduct our business in China primarily through our wholly-owned Chinese subsidiary.  The results of operations and future prospects of our Chinese subsidiary may be adversely affected by, among other things, changes in China's political, economic and social conditions, including as a result of the COVID-19 pandemic, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases and changes in the rates or methods of taxation.  In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users.  Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as us, are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or the operation of our interests in China and have a material adverse effect on our business and results of operations.

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

One of our growth strategies is to increase our penetration of U.S. Navy-related opportunities.  Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders.  The time between the awarding of an order to the completion of shipment can take three to seven years.  Annual government funding is required to continue the production of this equipment.  Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders.  For example, the recent emergency spending bills related to the COVID-19 pandemic could compound the uncertainty already present in government funded programs.  Since this business is expected to increase as a percentage of our overall business, such a disruption, should it occur, could adversely impact the sales and profitability of our business.

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

We are diligent at managing ongoing risks related to projects and the requirements of our customers.  Our history at managing risk provides significant evidence that our exposure and risk are minimal.  In addition, we secure business insurance coverage to minimize the impact of a major failure or liability related to our customers.  Due to certain U.S. government procurement policies, we may take on the risk of a liability for large U.S. Navy projects in excess of our insurance coverage and at a level which is higher than our commercial projects.  A claim related to one of these projects could have an adverse impact on our financial results.

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

Lapses in U.S. government appropriations have, and any future lapses could disrupt U.S. export processing and related procedures and, as a result, may materially and adversely affect our revenue, results of operations and business.

Recently, the U.S. experienced lapses in federal appropriations, which have had, in the past, a short-term effect on our business.  Any such future lapse (each, a "Government Shutdown") could negatively affect our ability to ship finished products to customers. We rely on federal government personnel, who are not able to perform their duties during a Government Shutdown, to conduct routine business processes related to the inspection and delivery of our products, process export licenses for us and perform other services for us that, when disrupted, may prevent us from timely shipping products outside the U.S. If we are unable to timely ship our products outside the U.S., there could be a material adverse impact on our results of operations and business. Moreover, our inability to ship products, or the perception by customers that we might not be able to timely ship our products in the future, may cause such customers to look to foreign competitors to fulfill their demand. If our customers look to foreign competitors to source equipment of the type we manufacture, there could be a material adverse impact on our results of operations and business.

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

The value of our backlog as of March 31, 2020 was $112,389.  Our backlog can be significantly affected by the timing of large orders.  The amount of our backlog at March 31, 2020 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders.  This generally occurs more often in times of end market or capital market turmoil.  As evidence of this, we had orders totaling $24,361 cancelled during the downturn between fiscal 2015 through fiscal 2017, but had no cancellations in fiscal years 2018 and 2019.  In fiscal year 2020, we had two cancellations totaling $3,165 and two projects on hold, totaling $562.  We cannot predict whether cancellations will occur or accelerate in the future, and the ongoing COVID-19 pandemic may increase the risk of such cancellations.  Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

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

Our customers participate in cyclical markets, such as petroleum refining, petrochemical and alternate energy.  The financial strength of our customers can be impacted by a severe or lengthy downturn in these markets, including any downturn related to the COVID-19 pandemic.  This could lead to additional risk in our ability to collect outstanding accounts receivables.  We attempt to mitigate this risk with the utilization of progress payments for many projects, but certain industries, end markets and geographies are not as willing to make progress payments.  Certain projects require a small portion of the total payments to be held until the customer's facility is fully operational, which can be in excess of one year beyond our delivery of equipment to them.  This additional time may add risk to our ability to collect on the outstanding accounts receivables.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars, and volatility in foreign currency exchange rates has generally increased in connection with the COVID-19 pandemic.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Strength of the U.S. dollar compared with the Euro or Asian currencies may put us in a less competitive position.  At the outset of the COVID-19 pandemic, the U.S. dollar saw relative strengthening in relation to the Euro and Asian currencies, however, as the pandemic has continued, the relative strength of the U.S. dollar has increased in volatility.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates.  In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation.  Any of the foregoing could adversely affect our business and results of operations.  At March 31, 2020, we held no forward foreign currency exchange contracts.

Security threats and other sophisticated computer intrusions could harm our information systems, which in turn could harm our business and financial results.

We utilize information systems and computer technology throughout our business.  We store sensitive data, proprietary information and perform engineering designs and calculations on these systems.  Threats to these systems, and the laws and regulations governing security of data, including personal data, on information systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect information systems and data and complying with new cybersecurity regulations. Information systems are subject to numerous and evolving cybersecurity threats and sophisticated computer crimes, which pose a risk to the stability and security of our information systems, computer technology, and business.  Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information systems and computer technology to sophisticated and targeted measures known as advanced persistent threats. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions and other business risks which could damage our reputation, competitive position and financial results of our operations.  Further, our technology resources may be strained due to the increase in the number of remote users in response to the COVID-19 pandemic.  In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business.  If any of the foregoing were to occur, it could have a material adverse effect on our business and results of operations.

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

Provisions of our certificate of incorporation and bylaws could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our common stock, that our stockholders might consider to be in their best interests.  Such provisions include:

•

We could issue shares of preferred stock with terms averse to our common stock.  Under our certificate of incorporation, our Board of Directors is authorized to issue shares of preferred stock and to determine the rights, preferences and privileges of such shares without obtaining any further approval from the holders of our common stock.  We could issue shares of preferred stock with voting and conversion rights that adversely affect the voting power of the holders of our common stock, or that have the effect of delaying or preventing a change in control of our company.

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

Our common stock is traded on the NYSE exchange under the symbol "GHM".  As of June 1, 2020, there were 9,855,963 shares of our common stock outstanding that were held by approximately 134 stockholders of record.

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends.  Our Board of Directors declared dividends per share of $0.10 for the first quarter of fiscal 2020 and $0.11 in each of the second, third and fourth quarters of fiscal 2020.  While we anticipate that we will continue to pay quarterly cash dividends in the future, there can be no assurance that we will pay such dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum level of earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders.  The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1.  As of March 31, 2020 and May 31, 2020 we did not have any funded debt outstanding.  More information regarding our senior credit facility can be found in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

GRAHAM CORPORATION – FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

(for fiscal years ended March 31)

	2020	2019	2018	2017	2016
Operations:
Net sales	$90,604	$91,831	$77,534	$91,769	$90,039
Gross profit	18,148	21,909	16,975	22,157	23,255
Gross profit percentage	20.0%	23.9%	21.9%	24.1%	25.8%
Net income (loss)(1)	1,872	(308)	(9,844)	5,023	6,131
Cash dividends	4,250	3,834	3,517	3,492	3,296

Common stock:

Basic earnings (loss) from continuing operations per share	$0.19	$(0.03)	$(1.01)	$0.52	$0.61
Diluted earnings (loss) from continuing operations per share	0.19	(0.03)	(1.01)	0.52	0.61
Stockholders' equity per share	9.79	10.05	10.58	11.72	11.34
Dividends declared per share	0.43	0.39	0.36	0.36	0.33
Market price range of common stock
High	23.77	28.98	24.03	24.99	25.25
Low	11.07	19.00	17.97	17.11	14.39
Average common shares outstanding – diluted	9,879	9,823	9,764	9,728	9,983

Financial data at March 31:

Cash and cash equivalents and investments	$73,003	$77,753	$76,479	$73,474	$65,072
Working capital	77,443	79,896	78,105	78,688	74,807
Capital expenditures	2,417	2,138	2,051	325	1,153
Depreciation	1,957	1,968	1,986	2,092	2,201
Total assets	148,120	156,270	143,333	151,570	143,131
Long-term debt, including capital lease obligations	55	95	55	143	157
Stockholders' equity	96,724	98,966	103,349	114,110	109,380

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

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia.  We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India.  GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia.  GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.

On June 24, 2019, we sold our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan, which served the commercial nuclear utility industry.

This management's discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020 omits a comparative discussion regarding the fiscal year ended March 31, 2018.  Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Key Results

Key results for our fiscal year ended March 31, 2020, which we refer to as "fiscal 2020" include:

•

Net sales for fiscal 2020 were $90,604, down 1% compared with $91,831 for the fiscal year ended March 31, 2019, which we refer to as "fiscal 2019."  Included in our fiscal 2020 and 2019 sales were $1,276 and $8,336, respectively, for the aforementioned commercial nuclear utility business which was sold in June 2019.

•

Net income and income per diluted share for fiscal 2020, were $1,872 and $0.19, respectively, compared with net (loss) and (loss) per diluted share of ($308) and ($0.03), respectively, for fiscal 2019.  Included in net income and income per diluted share for fiscal 2020 was a loss of ($893) for our commercial nuclear utility business.  For fiscal 2019, included in net income and income per diluted share were $5,320 and $0.54, respectively, for an impairment charge.  In addition, for fiscal 2019, excluding the impairment charge, there was an after tax operating loss of ($1,459) for our commercial nuclear utility business.

•	Operating cash flow for fiscal 2020 was $1,239, down from $7,917 in fiscal 2019.
•

Net orders received in fiscal 2020 were $80,034 compared with fiscal 2019, when net orders received were $101,241.  Included in the fiscal 2020 and 2019 orders were $2,996 and $11,019, respectively, for the divested commercial nuclear utility business.

•	Backlog on March 31, 2020 was $112,389 compared with backlog of $132,127 on March 31, 2019. Included in the fiscal 2019 backlog was $8,039 from the commercial nuclear utility business.
•	Gross profit and operating margins for fiscal 2020 were 20.0% and 0.7%, respectively, compared with 23.9% and (2.6%), respectively, for fiscal 2019.
•	In fiscal 2020, $4,250 was returned to shareholders as dividends compared with $3,834 in fiscal 2019.

•	Cash and cash equivalents and short-term investments at March 31, 2020 were $73,003 compared with $77,753 as of March 31, 2019, a decrease of $4,750.
•	At March 31, 2020, we had a solid balance sheet that was free of bank debt and which we believe provides us with the financial flexibility to pursue our business and acquisition strategies.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the impacts of, and risks caused by, the COVID-19 pandemic on our business operations, our customers and our markets;
•	the current and future economic environments, including the volatility associated with the COVID-19 pandemic, affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	tariffs and trade relations between the United States and its trading partners;
•	our ability to affect our growth and acquisition strategy;
•	our ability to maintain or expand work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

Forward-looking statements are usually accompanied by words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "may," "might," "intend," "interest," "appear," "expect," "suggest," "plan," "predict," "project," "encourage," "potential," "should," "view," "will," and similar expressions.  Actual results could differ materially from historical results or those implied by the forward-looking statements contained in this report.

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

Current Market Conditions

Our global energy and petrochemical markets turned downward during the latter part of fiscal 2020.  These markets were adversely impacted by a dramatic reduction in oil prices, partly due to the COVID-19 pandemic, but importantly, also due to geopolitical imbalance of supply compared with demand, which began to appear before COVID-19 was prevalent.  Accordingly, volatility in pricing began prior to the COVID-19 pandemic and has increased because of it.  As noted above, customers have significantly reduced their capital budgets to invest in upgrading and turnaround maintenance for existing facilities.  This has impacted and will continue to impact both our capital equipment sales as well as our short cycle business.

The COVID-19 pandemic has further impacted our customers, the markets which they serve and the operation of our business.  The near term impact on global energy and petrochemical demand was immediate and significant.  Our customers’ plans for capital spending and operational upgrades have been significantly reduced and their outlook for this calendar year, and likely beyond, has turned negative.

Over the long-term, our view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in continued capital investment to satisfy increasing global demand for energy and chemicals. These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion.  We believe the long-term outlook in our key markets supports our growth plans. However, until there is greater clarity regarding the impact of COVID-19 on the global economy, energy demand and customer financial strength, new order levels may be challenged due to the resulting weak energy and petrochemical markets.

Our naval nuclear propulsion market has demand tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business to result from our strategic actions to increase our market share, our successful performance, and expected increases in demand.

The chart below shows the impact of our successful diversification strategy into multiple U.S. Navy defense platforms.  The diversification began with our entry into the nuclear carrier program and expanded into both the Virginia and Columbia class nuclear submarine programs.  Our U.S. Navy defense business makes up 52% of our total backlog.  Each vessel platform has made up at least 10% of our total backlog for the past three years.  On March 31, 2020, the nuclear carriers, Virginia class submarines and Columbia class submarines make up 16%, 12% and 24% of our backlog, respectively.  We believe this diversification will be especially beneficial during periods where our commercial markets are weak.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2020	2019	2018
Net sales	$90,604	$91,831	$77,534
Gross profit	$18,148	$21,909	$16,975
Gross profit margin	20.0%	23.9%	21.9%
SG&A expense (1)	$16,879	$17,878	$15,769
SG&A as a percent of sales	18.6%	19.5%	20.3%
Net income (loss)	$1,872	$(308)	$(9,844)
Diluted income (loss) per share	$0.19	$(0.03)	$(1.01)
Total assets	$148,120	$156,270	$143,333
Total assets excluding cash, cash equivalents and investments	$75,117	$78,517	$66,854

(1)	Selling, general and administrative expense is referred to as "SG&A."

Fiscal 2020 Compared with Fiscal 2019

Sales for fiscal 2020 were $90,604, down 1% as compared with sales of $91,831 for fiscal 2019.  Included in our fiscal 2020 and 2019 sales were $1,276 and $8,336, respectively, for the Energy Steel business which was sold in June 2019.  Domestic sales were $58,042 or 64% of total sales, down from $59,441 or 65% of total sales in fiscal 2019.  Domestic sales decreased $1,399, or 2%, compared with fiscal year 2019.  International sales accounted for $32,562, or 36% of total sales, for fiscal 2020, up from $32,390, or 35% of total sales in fiscal 2019.  International sales increased $172, compared with fiscal 2019.  By market, sales for fiscal 2020 were 37% to the refining industry (down from 50% in fiscal 2019), 34% to the chemical and petrochemical industries (up from 18% in fiscal 2019), 3% to the power markets (down from 11% in fiscal 2019), and 26% to defense and other industrial applications (up from 21% in fiscal 2019).

The COVID-19 pandemic impacted our financial results in the fourth quarter of fiscal 2020.  We estimated that revenue was adversely impacted by COVID-19 by approximately $7 million, of which $5 million was related to a project being fabricated in China and $2 million was related to lower production capacity at our Batavia, New York facility.  In late March 2020, we limited production at our production facility in Batavia, New York, with only a very small staff.  This temporary reduction in workforce substantially reduced our production capacity during this time period. We continued to pay our employees, despite lacking revenue to cover those costs.  Beginning in mid-April and subsequent to fiscal 2020 year-end, we began ramping up our production personnel and as of June 2020 are nearing our pre-COVID-19 headcount in our factory.  We are committed to diligently protecting our workforce while endeavoring to minimize any unfavorable impact to our business and our customers.

Our gross margin for fiscal 2020 was 20.0% compared with 23.9% for fiscal 2019.  The decrease in gross margin was primarily due to increased production costs, as our business was structured for expected strong growth in fiscal 2021, which now appears unlikely.  These additional costs adversely impacted current period results.  Gross profit for fiscal 2020 decreased $3,761, or 17%, compared with fiscal 2019 on similar volume and lower gross margin as noted above, compared with fiscal 2019.

SG&A expense for fiscal 2020 was $16,879, down 6%, or $999, compared with $17,878 in fiscal 2019.  SG&A as a percentage of sales in fiscal 2020 was 18.6% of sales compared with 19.5% of sales in fiscal 2019.  Included in SG&A in fiscal 2020 and fiscal 2019 was $621 and $1,980, respectively, for SG&A for the commercial nuclear utility business.

During the first quarter of fiscal 2020, we completed the sale of our commercial nuclear utility business. We recorded a loss on the sale of the business of $617, before and after tax, in fiscal 2020.  In fiscal 2019, we reviewed the market value of the business at such time and determined the assets to be impaired based on such market value.  We also estimated the fair value of the commercial nuclear utility business related to the carrying value of Energy Steel.  The impairment review indicated that the fair value of the intangible assets, goodwill and other long-lived assets of the business were negligible, due to erosion of the Energy Steel business and commercial nuclear utility industry.  As a result, we recorded impairment losses of $1,700, $2,000, $1,208, $1,222, and $319 for permits, tradename, customer relationships, goodwill, and other long-lived assets, respectively.  The total impairment charge was $6,449 before taxes and $5,320 after taxes.

Interest income for fiscal 2020 was $1,324, down from $1,462 in fiscal 2019.  Interest expense in each of fiscal 2020 and fiscal 2019 was $12.

Our effective tax rate in fiscal 2020 was 19%.  Our effective tax rate was not meaningful in fiscal 2019, as we had a tax expense despite a pre-tax loss, due to non-deductibility of the goodwill portion of the write down for our commercial nuclear utility business.  The effective tax rate in fiscal 2019 included the tax benefit of $1,129 related to the impairment charge.

Net income and income per diluted share for fiscal 2020, were $1,872 and $0.19, respectively, compared with net (loss) and (loss) per diluted share of ($308) and ($0.03), respectively, for fiscal 2019.  Included in net income and income per diluted share for fiscal 2020 was a loss of ($893) for the operation and sale of our commercial nuclear utility business.  For fiscal 2019, included in net income and income per diluted share were $5,320 and $0.54, respectively, for an impairment charge.  In addition, for fiscal 2019, excluding the impairment charge, there was an after tax operating loss of ($1,459) for our commercial nuclear utility business.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2020	2019
Cash and investments	$73,003	$77,753
Working capital(1)	77,443	79,896
Working capital ratio(2)	2.6	2.5
Working capital excluding cash and investments	4,440	2,143
Working capital excluding cash and investments as a percent of net sales	4.9%	2.3%

(1)  Working capital equals current assets minus current liabilities.

(2)  Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to assess our liquidity and overall financial strength.

Net cash generated by operating activities for fiscal 2020 was $1,239, compared with $7,917 for fiscal 2019.  The $6,678 decrease in cash generated was due to cash usage from customer deposits and unbilled revenue.  These were mostly offset by cash generations for earnings, inventory and accounts receivable.  In fiscal 2019, customer deposits were a cash generator.

Capital spending in fiscal 2020 was $2,417, compared with $2,138 in fiscal 2019.  Capital expenditures in each of fiscal 2020 and fiscal 2019 were approximately 85% for facilities along with machinery and equipment and the remaining 15% for all other items.

Dividend payments were $4,250 in fiscal 2020, compared with $3,834 in fiscal 2019.

Cash and investments were $73,003 at March 31, 2020, compared with $77,753 at March 31, 2019, down $4,750 or 6%.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days.  Our certificates of deposit are used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit.  Approximately 95% of our cash and investments are held in the U.S.  The remaining 5% is invested in our China operations.

Capital expenditures for the fiscal year ending March 31, 2021, which we refer to as "fiscal 2021," are expected to be between approximately $2,000 and $2,500.  Approximately 80% to 85% of our fiscal 2021 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also had a $10,000 unsecured line of credit with HSBC, N.A. ("HSBC") at March 31, 2020.  Subsequent to the fiscal 2020 year end, this line of credit was increased to $14,000.  See Note 19 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of the increase to our line of credit with HSBC.  Letters of credit outstanding on March 31, 2020 and March 31, 2019 were $13,328 and $8,503, respectively.  The outstanding letters of credit as of March 31, 2020 were issued by JP Morgan Chase and HSBC.  There were no other amounts outstanding on our credit facilities at March 31, 2020 and March 31, 2019.  The borrowing rate under our JP Morgan Chase facility as of March 31, 2020 was the bank’s prime rate, or 3.25%.  Availability under the JP Morgan Chase and HSBC lines of credit was $21,672 and $22,505 at March 31, 2020 and March 31, 2019, respectively.

We believe that cash generated from operations, combined with the liquidity provided by our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K.  The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2020	March 31, 2019
$96,724	$98,966

Fiscal 2020 Compared with Fiscal 2019

Stockholders' equity decreased $2,242 or 2%, at March 31, 2020 compared with March 31, 2019.

On March 31, 2020, our net book value per share was $9.79, down from $10.05 at March 31, 2019.

Contractual Obligations

As of March 31, 2020, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$110	$48	$52	$10	$—
Operating leases(1)	249	162	79	8	—
Pension and postretirement benefits(2)	77	77	—	—	—
Accrued pension liability	747	—	—	—	747
Total	$1,183	$287	$131	$18	$747

(1)	For additional information, see Note 8 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2) Amounts represent anticipated contributions during fiscal 2020 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees.  On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees.  Benefits payable to retirees of record on April 1, 2003 remained unchanged.  We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated.  No contributions are expected to be made to our defined benefit pension plan for fiscal 2021.

Orders and Backlog

Orders in fiscal 2020 decreased 21% to $80,034 from $101,241 in fiscal 2019.  Orders in fiscal 2020 and 2019 included $2,996 and $11,019, respectively, for the divested commercial nuclear utility business.  Orders represent communications received from customers requesting us to supply products and services.  Revenue is recognized on orders received in accordance with our revenue recognition policy described in Notes 1 and 2 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 54%, or $43,045, and international orders were 46%, or $36,989, of our total net orders in fiscal 2020.  This compared with net domestic orders of $62,205, or 61%, of total net orders, and international orders of $39,036, or 39%, of our total orders in fiscal 2019.  Domestic orders decreased by $19,160, or 31%.  Net international orders decreased by $2,047, or 5% in fiscal 2020.

Backlog was $112,389 at March 31, 2020, down 15% compared with $132,127 at March 31, 2019.  Included in the fiscal 2019 backlog was $8,039 from the commercial nuclear utility business.  Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized.  All orders in backlog represent orders from our traditional markets in established product lines.  We had two projects totaling $3,165 cancelled in fiscal 2020.  Approximately 70% to 75% of orders currently in our backlog are expected to be converted to sales within one year.  At March 31, 2020, approximately 27% of our backlog was attributed to equipment for refinery project work, 17% for chemical and petrochemical projects, 52% for U.S. Navy projects and 4% for power and other industrial or commercial applications.  At March 31, 2019, approximately 22% of our backlog was attributed to equipment for refinery project work, 19% for chemical and petrochemical projects, 49% for U.S. Navy projects and 10% for power, including commercial nuclear energy, other industrial or commercial applications.  At March 31, 2020, we had two projects totaling $562 on hold.  At March 31, 2019, we had no projects on hold.

Outlook

Capital spending in the energy markets we serve began to decrease during the second half of fiscal 2020 and the pace of activity materially contracted as COVID-19 became a global health issue in the fourth quarter of fiscal 2020. Net orders from customers in the fourth quarter of fiscal 2020 fell to their lowest levels in nearly three years, driven by very low refining orders.  Our bidding activity also slowed in the second half of fiscal 2020, with international opportunities in emerging markets stronger than domestic markets.  At March 31, 2020, 52% of our backlog was for the U.S. Navy.  Our pipeline for the U.S. Navy continues to be robust, but quarterly fluctuations in order levels will occur due to the size and timing of release of the U.S. Navy projects.  Navy programs in backlog are planned to deliver $20 to $25 million per year of revenue in fiscal 2021 and beyond.

While the near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and the geopolitical imbalance of supply, and this may continue for the foreseeable future, we continue to believe in the long-term strength of the energy and petrochemical markets.  Coupled with our diversification strategy with the U.S. Navy, we believe that the long-term strength of our markets will support our goal to significantly grow our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.

Our expectations for sales and profitability assume that we are able to operate our production facility in Batavia, New York at or near normal capacity for the last three quarters of fiscal 2021.  In our first quarter of fiscal 2021, our production capability was significantly reduced due to the COVID-19 pandemic.  Our production was at approximately one-third of its capacity in the first two months of the first quarter of fiscal 2021 and we are expecting to be at approximately 50% of normal production for the first quarter of fiscal 2021.

We expect a weak first quarter of fiscal 2021, for the reasons previously noted.  For the remaining nine months of fiscal 2021, we expect to operate at normal capacity.  We project that approximately 70% to 75% of our $112,389 March 31, 2020 backlog will convert to sales in fiscal 2021.  We expect the remaining backlog will convert beyond fiscal 2021, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.  We had two projects totaling $3,165 canceled in fiscal 2020.  At March 31, 2020, we had two projects totaling $562 put on hold by our customers.  Furthermore, as of June 2020, we have three projects which have been delayed by our customers due to COVID-19 and related energy market dynamics, causing revenue of $4,118 to be delayed beyond fiscal 2021.  Given extreme market uncertainty resulting from the COVID-19 pandemic and the volatility in the oil markets, at this time we are not providing any quantitative revenue guidance.

We expect that cash flow in fiscal 2021 will be challenged in the first quarter of the fiscal year, primarily due to our reduced production in the first quarter, but will improve in the remaining part of the fiscal year.

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

As of March 31, 2020, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits to which we are, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

We recognize revenue on all contracts when control of the product is transferred to the customer.  Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer.  Customer acceptance may also be a factor in determining whether control of the product has transferred.  Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606.  Revenue from contracts that is recognized upon shipment accounted for approximately 30% of revenue in fiscal 2020.  Revenue from contracts that is recognized over time accounted for approximately 70% of revenue in fiscal 2020.  We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time we utilize an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.

Pension and Postretirement Benefits.  Defined benefit pension and other postretirement benefit costs and obligations are dependent on actuarial assumptions used in calculating such amounts.  These assumptions are reviewed annually and include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors.  We base the discount rate assumption for our plans on the FTSE Pension Liability Above-Median AA-Index.  The long-term expected rate of return on plan assets is based on the plan’s asset allocation, historical returns and expectations as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets.  The salary growth assumptions are determined based on long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of likely long-term trends.

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

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments.  The discount rate assumption for fiscal 2020 was 3.83% for our defined benefit pension plan and 3.37% for our other postretirement benefit plan.  A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2020 net periodic benefit expense for our defined benefit pension plan and other postretirement benefit plan by approximately $311 and $0, respectively.

The expected return on plan assets assumption of 7.0% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns.  A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2020 net periodic pension expense by approximately $190.

During fiscal 2020 and fiscal 2019, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2020 and fiscal 2019, the projected benefit obligation decreased $1,420 and $1,589, respectively, and plan assets decreased $1,420 and $1,718, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020, other than letters of credit incurred in the ordinary course of business and operating leases and letters of credit as of March 31, 2019.

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

Foreign Currency

International consolidated sales for fiscal 2020 were 36% of total sales, up from 35% of sales in fiscal 2019.  Operating in markets throughout the world exposes us to movements in currency exchange rates, including the recent increased volatility in foreign currency exchange rates resulting from the COVID-19 pandemic.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In fiscal 2020, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In fiscal 2020, our purchases in foreign currencies represented 1% of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in fiscal 2020 and as of March 31, 2020, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions.  Although we believe that our customers differentiate our products on the basis of our manufacturing quality and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices.  In extreme market downturns, such as we recently experienced, we typically see depressed price levels.  Moreover, the cost of metals and other materials used in our products have experienced significant volatility.  Such factors, in addition to the global effects of the recent volatility and disruption of the capital and credit markets, have resulted in downward demand and pricing pressure on our products.

Project Cancellation and Project Continuation Risk

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers.  In fiscal 2020, we had two projects totaling $3,165 cancelled.  In fiscal 2019, we had no projects cancelled.  At March 31, 2020, we had two projects totaling $562 on hold.  At March 31, 2019, we had no projects on hold.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2020	2019	2018
	(Amounts in thousands, except per share data)
Net sales	$90,604	$91,831	$77,534
Cost of products sold	72,456	69,922	60,559
Gross profit	18,148	21,909	16,975
Other expenses and income:
Selling, general and administrative	16,868	17,641	15,533
Selling, general and administrative - amortization	11	237	236
Goodwill and other impairments	—	6,449	14,816
Restructuring charge	—	—	316
Other expense	617	—	—
Other income	(348)	(823)	(478)
Interest income	(1,324)	(1,462)	(606)
Interest expense	12	12	12
Total other expenses and income	15,836	22,054	29,829
Income (loss) before provision (benefit) for income taxes	2,312	(145)	(12,854)
Provision (benefit) for income taxes	440	163	(3,010)
Net income (loss)	$1,872	$(308)	$(9,844)
Per share data:
Basic:
Net income (loss)	$0.19	$(0.03)	$(1.01)
Diluted:
Net income (loss)	$0.19	$(0.03)	$(1.01)
Average common shares outstanding:
Basic	9,876	9,823	9,764
Diluted	9,879	9,823	9,764
Dividends declared per share	$0.43	$0.39	$0.36

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2020	2019	2018
	(Amounts in thousands)
Net income (loss)	$1,872	$(308)	$(9,844)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(198)	(235)	344
Defined benefit pension and other postretirement plans, net of income tax (benefit) provision of $(153), $(63), and $476, for the years ended March 31, 2020, 2019 and 2018, respectively	(525)	(348)	1,668
Total other comprehensive (loss) income	(723)	(583)	2,012
Total comprehensive income (loss)	$1,149	$(891)	$(7,832)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$32,955	$15,021
Investments	40,048	62,732
Trade accounts receivable, net of allowances ($33 at each of March 31, 2020 and 2019)	15,400	17,582
Unbilled revenue	14,592	7,522
Inventories	22,291	24,670
Prepaid expenses and other current assets	906	1,333
Income taxes receivable	485	1,073
Assets held for sale	—	4,850
Total current assets	126,677	134,783
Property, plant and equipment, net	17,587	17,071
Prepaid pension asset	3,460	4,267
Operating lease assets	243	—
Other assets	153	149
Total assets	$148,120	$156,270
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$40	$51
Accounts payable	14,253	12,405
Accrued compensation	4,453	5,126
Accrued expenses and other current liabilities	3,352	2,933
Customer deposits	26,983	30,847
Operating lease liabilities	153	—
Liabilities held for sale	—	3,525
Total current liabilities	49,234	54,887
Finance lease obligations	55	95
Operating lease liabilities	82	—
Deferred income tax liability	721	1,056
Accrued pension liability	747	662
Accrued postretirement benefits	557	604
Total liabilities	51,396	57,304
Commitments and contingencies (Notes 8 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,689 and 10,650 shares issued and 9,881 and 9,843 shares outstanding at March 31, 2020 and 2019, respectively	1,069	1,065
Capital in excess of par value	26,361	25,277
Retained earnings	91,389	93,847
Accumulated other comprehensive loss	(9,556)	(8,833)
Treasury stock (808 and 807 shares at March 31, 2020 and 2019, respectively)	(12,539)	(12,390)
Total stockholders’ equity	96,724	98,966
Total liabilities and stockholders’ equity	$148,120	$156,270

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2020	2019	2018
	(Dollar amounts in thousands)
Operating activities:
Net income (loss)	$1,872	$(308)	$(9,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,957	1,968	1,986
Amortization	11	237	236
Amortization of unrecognized prior service cost and actuarial losses	997	875	1,050
Goodwill and other impairments	—	6,449	14,816
Equity-based compensation expense	975	1,069	577
(Gain) loss on disposal or sale of property, plant and equipment	(1)	30	26
Loss on sale of Energy Steel & Supply Co.	181	—	—
Deferred income taxes	(287)	(159)	(3,088)
(Increase) decrease in operating assets:
Accounts receivable	2,044	(1,227)	(5,472)
Unbilled revenue	(7,070)	(2,519)	7,866
Inventories	2,279	(2,068)	(2,311)
Income taxes receivable	588	396	(1,794)
Prepaid expenses and other current and non-current assets	358	(576)	(176)
Operating lease assets	214	—	—
Prepaid pension asset	(871)	(1,181)	(1,009)
Increase (decrease) in operating liabilities:
Accounts payable	1,826	(2,572)	5,757
Accrued compensation, accrued expenses and other current and non-current liabilities	(52)	1,118	(954)
Customer deposits	(3,683)	6,328	792
Operating lease liabilities	(140)	—	—
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	41	57	53
Net cash provided by operating activities	1,239	7,917	8,511
Investing activities:
Purchase of property, plant and equipment	(2,417)	(2,138)	(2,051)
Proceeds from disposal of property, plant and equipment	12	—	6
Proceeds from the sale of Energy Steel & Supply Co.	602	—	—
Purchase of investments	(181,462)	(115,342)	(54,023)
Redemption of investments at maturity	204,146	88,633	52,000
Net cash provided (used) by investing activities	20,881	(28,847)	(4,068)
Financing activities:
Principal repayments on finance lease obligations	(51)	(97)	(107)
Issuance of common stock	24	307	—
Dividends paid	(4,250)	(3,834)	(3,517)
Purchase of treasury stock	(230)	(146)	(119)
Net cash used by financing activities	(4,507)	(3,770)	(3,743)
Effect of exchange rate changes on cash	(231)	(183)	282
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	17,382	(24,883)	982
Net decrease (increase) in cash classified within current assets held for sale	552	(552)	—
Net increase (decrease) in cash and cash equivalents	17,934	(25,435)	982
Cash and cash equivalents at beginning of year	15,021	40,456	39,474
Cash and cash equivalents at end of year	$32,955	$15,021	$40,456

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2020, 2019 and 2018

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2017	10,548	$1,055	$23,176	$110,544	$(8,434)	$(12,231)	$114,110
Comprehensive (loss) income				(9,844)	2,012		(7,832)
Reclassification of stranded tax effects (See Note 1)				1,828	(1,828)		—
Issuance of shares	59	6	(6)				—
Forfeiture of shares	(28)	(3)	3				—
Dividends				(3,517)			(3,517)
Recognition of equity-based compensation expense			577				577
Purchase of treasury stock						(119)	(119)
Issuance of treasury stock			76			54	130
Balance at March 31, 2018	10,579	1,058	23,826	99,011	(8,250)	(12,296)	103,349
Cumulative effect of change in accounting principle				(1,022)			(1,022)
Comprehensive loss				(308)	(583)		(891)
Issuance of shares	72	7	300				307
Forfeiture of shares	(1)	—	—				—
Dividends				(3,834)			(3,834)
Recognition of equity-based compensation expense			1,069				1,069
Purchase of treasury stock						(146)	(146)
Issuance of treasury stock			82			52	134
Balance at March 31, 2019	10,650	1,065	25,277	93,847	(8,833)	(12,390)	98,966
Cumulative effect of change in accounting principle				(80)			(80)
Comprehensive loss				1,872	(723)		1,149
Issuance of shares	84	8	16				24
Forfeiture of shares	(45)	(4)	4				—
Dividends				(4,250)			(4,250)
Recognition of equity-based compensation expense			975				975
Purchase of treasury stock						(230)	(230)
Issuance of treasury stock			89			81	170
Balance at March 31, 2020	10,689	$1,069	$26,361	$91,389	$(9,556)	$(12,539)	$96,724

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2020, 2019 and 2018

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the chemical, petrochemical, petroleum refining, and electric power generating industries.  During the fiscal year ended March 31, 2019, the Company decided to divest of its wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.  The sale of Energy Steel was completed in June 2019 and the accompanying Consolidated Financial Statements include the results of operation of Energy Steel for the period April 1, 2017 through June 23, 2019.  During the fiscal year ended March 31, 2019, the Company established Graham India Private Limited ("GIPL") as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.  The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2020, 2019 and 2018 are referred to as "fiscal 2020," "fiscal 2019" and "fiscal 2018," respectively.

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

Investments

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  The investments are stated at amortized cost which approximates fair value.  All investments held by the Company at March 31, 2020 are scheduled to mature on or before June 25, 2020.

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

The fair value of a long-lived asset (disposal group) less any costs to sell is assessed at each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.  Upon determining that a long-lived asset (disposal group) met the criteria to be classified as held for sale, the Company reported the assets and liabilities of the disposal group for all periods presented in the line items "Assets held for sale" and "Liabilities held for sale," respectively, in the Consolidated Balance Sheet as of March 31, 2019.  See Note 3.

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

Research and development

Research and development costs are expensed as incurred.  The Company incurred research and development costs of $3,353, $3,538 and $3,211 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.  Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

Equity-based compensation

The Company records compensation costs related to equity-based awards based on the estimated fair value of the award on the grant date.  Compensation cost is recognized in the Company's Consolidated Statements of Operations over the applicable vesting period.  The Company uses the Black-Scholes valuation model as the method for determining the fair value of its stock option awards.  For service and performance based restricted stock awards, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date.  The fair market value of market-based performance restricted stock awards is determined using the Monte Carlo valuation model.  The amount of equity-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest.  The Company estimates the forfeiture rate at the grant date by analyzing historical data and revises the estimates in subsequent periods if the actual forfeiture rate differs from the estimates.

Income (loss) per share data

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period.

A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below:

	Year ended March 31,
	2020	2019	2018
Basic income (loss) per share:
Numerator:
Net income (loss)	$1,872	$(308)	$(9,844)
Denominator:
Weighted common shares outstanding	9,876	9,823	9,764
Basic income (loss) per share	$0.19	$(0.03)	$(1.01)

Diluted income (loss) per share:
Numerator:
Net income (loss)	$1,872	$(308)	$(9,844)
Denominator:
Weighted average common shares and SEUs outstanding	9,876	9,823	9,764
Stock options outstanding	3	—	—
Weighted average common and potential common shares outstanding	9,879	9,823	9,764
Diluted income (loss) per share	$0.19	$(0.03)	$(1.01)

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

Interest paid was $12 in each of fiscal 2020, fiscal 2019, and fiscal 2018.  In addition, income taxes paid (refunded) were $139 in fiscal 2020, $(73) in fiscal 2019 and $1,916 in fiscal 2018.

In fiscal 2020, fiscal 2019 and fiscal 2018, non-cash activities included pension and other postretirement benefit adjustments, net of income tax, of $525, $348 and $(1,668), respectively.  In fiscal 2018, non-cash activities included the reclassification of $1,828 from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of

2017 (the "Tax Act").  Also, in fiscal 2020, fiscal 2019 and fiscal 2018, non-cash activities included the issuance of treasury stock valued at $170, $134 and $130, respectively, to the Company's Employee Stock Purchase Plan (See Note 13).

At March 31, 2020, 2019 and 2018, there were $162, $85, and $0, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Consolidated Statements of Cash Flows.  In fiscal 2020, fiscal 2019 and fiscal 2018, capital expenditures totaling $0, $100 and $0, respectively, were financed through the issuance of capital leases.

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

The Company adopted the new standard using the modified retrospective approach on April 1, 2019.  The Company elected the available transition method that uses the effective date of the amended guidance as the date of initial application.  The guidance provided for several practical expedients.  The Company elected the package of practical expedients permitted under the transition guidance which allows entities to carry forward historical lease classification.  The Company made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The Company recognizes those lease payments in the Condensed Consolidated Statements of Income on a straight-line basis over the lease term.  On April 1, 2019, the Company recognized the cumulative effect of initially applying the amended guidance which resulted in the recognition of operating lease ROU assets of $677, lease liabilities of $732 and a decrease to the opening balance of retained earnings of $80.  Other current assets and the deferred income tax liability were reduced by $47 and $22, respectively.  Approximately $500 of ROU assets and lease liabilities were related to the business held for sale at March 31, 2019 and subsequently sold on June 24, 2019.  See Note 8 to the Consolidated Financial Statements for additional information on the Company’s leases.

 In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326)," which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss ("CECL") methodology.  Under the CECL method, the Company will be required to immediately recognize an estimate of credit losses expected to occur over the life of the financial asset at the time the financial asset is originated or acquired.  Estimated credit losses are determined by taking into consideration historical loss conditions, current conditions and reasonable and supportable forecasts.  Changes to the expected lifetime credit losses are required to be recognized each period.  The standard is effective for the Company on April 1, 2023.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

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

In December 2019, the FASB issue ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.”.  The amended guidance simplifies the accounting for income taxes, eliminating certain exceptions to the general income tax principles, in an effort to reduce the cost and complexity of application.  The amended guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  Earlier application is permitted.  The guidance requires application on either a prospective, retrospective or modified retrospective basis, contingent on the income tax exception being applied.  The Company believes the adoption of this ASU will not have a material impact on its Consolidated Financial Statements.

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

The following tables present the Company's net sales disaggregated by product line and geographic area:

	Year ended March 31,
Product Line	2020	2019	2018
Heat transfer equipment	$31,986	$24,785	$27,023
Vacuum equipment	33,354	34,461	22,175
All other	25,264	32,585	28,336
Net sales	$90,604	$91,831	$77,534

	Year ended March 31,
Geographic Area	2020	2019	2018
Asia	$5,517	$10,292	$10,200
Canada	8,907	16,602	8,888
Middle East	13,112	2,610	3,785
South America	3,783	324	1,560
U.S.	58,042	59,441	51,950
All other	1,243	2,562	1,151
Net sales	$90,604	$91,831	$77,534

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.   Revenue from contracts that is recognized upon shipment accounted for approximately 30% of revenue in fiscal 2020.  Revenue from contracts that is recognized over time accounted for approximately 70% of revenue in fiscal 2020.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	March 31,	March 31,
	2020	2019	Change
Unbilled revenue	$14,592	$7,522	$7,070
Customer deposits	(26,983)	(30,847)	3,864
Net (over) under billings	$(12,391)	$(23,325)	$10,934

Contract liabilities at March 31, 2020 and 2019 include $3,660 and $6,382, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Consolidated Balance Sheets, includes corresponding balances at March 31, 2020 and 2019, respectively.  Revenue recognized in fiscal 2020 that was included in the contract liability balance at March 31, 2019 was $17,040.  Changes in the net contract liability balance during fiscal 2020 were impacted by a $7,070 increase in contract assets, of which $20,585 was due to contract progress offset by invoicing to customers of $13,515.  In addition, contract liabilities decreased $3,864 driven by new customer deposits of $13,176 offset by revenue recognized in fiscal 2020 that was included in the contract liability balance at March 31, 2019.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,016 and $2,214 at March 31, 2020 and 2019, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $45 and $133 at March 31, 2020 and 2019, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.  The related amortization expense was $169 in fiscal 2020.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of March 31, 2020, the Company had remaining unsatisfied performance obligations of $112,389.  The Company expects to recognize revenue on approximately 70% to 75% of the remaining performance obligations within one year, 15% to 20% in one to two years and the remaining beyond two years.

Note 3 – Assets Dispositions:

In March 2019, the Company's Board of Directors approved a plan to sell Energy Steel.  Energy Steel met all of the criteria to classify its assets and liabilities as held for sale at March 31, 2019 and as a result its assets and liabilities are separately presented in the Consolidated Balance Sheet at March 31, 2019 in the captions "Assets held for sale" and "Liabilities held for sale".  The disposal of Energy Steel did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations in accordance with ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operation And Disclosures of Disposals Of Components Of An Entity."  As part of the required assessment under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations was less than its carrying value and, as a result, an impairment loss totaling $6,449 was recorded in fiscal 2019.  (See Note 6 to the Consolidated Financial Statements for further discussion.)

On June 24, 2019, the Company completed the sale of Energy Steel to Hayward Tyler, a division of Avingtrans PLC, a global leader in performance-critical pumps and motors for the energy sector.  Under the terms of the stock purchase agreement, the Company received proceeds of $602, subject to certain adjustments, including a customary working capital adjustment.  The purchase price was finalized within 90 days of the sale and no adjustments to the purchase price were required.  In addition, $202 of Energy Steel’s net accounts receivable was retained by the Company.  The Company recognized a loss on the disposal of $181 in fiscal 2020.  During fiscal 2020, the Company incurred a bad debt charge of $98 and an inventory write down of $338 related to the bankruptcy of Westinghouse Electric Company.  All of these items are included in the line item “Other expense” in the Consolidated Statement of Operations for fiscal 2020.  As of June 24, 2019, all of the Energy Steel assets and liabilities were legally transferred, and therefore, are not included in the Company’s Consolidated Balance Sheet at March 31, 2020.

The following table reconciles the major classes of assets and liabilities classified as held for sale in the Consolidated Balance Sheet at March 31, 2019:

March 31, 2019

Major classes of assets included as held for sale
Cash	$552
Trade accounts receivable, net of allowances	1,921
Unbilled revenue	302
Inventories	1,809
Prepaid expenses and other current assets	130
Income taxes receivable	10
Deferred tax asset	126
Total major classes of assets included as held for sale	$4,850

Major classes of liabilities included as held for sale
Accounts payable	$520
Accrued compensation	326
Accrued expenses and other current liabilities	746
Customer deposits	1,933
Total major classes of liabilities included as held for sale	$3,525

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2020	2019
Raw materials and supplies	$3,061	$2,787
Work in process	18,018	20,553
Finished products	1,212	1,330
	$22,291	$24,670

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2020	2019
Land	$171	$171
Buildings and leasehold improvements	19,393	19,263
Machinery and equipment	30,474	29,530
Construction in progress	1,360	4
	51,398	48,968
Less – accumulated depreciation and amortization	33,811	31,897
	$17,587	$17,071

Depreciation expense in fiscal 2020, fiscal 2019 and fiscal 2018 was $1,957, $1,968, and $1,986, respectively.

Note 6– Goodwill and Other Impairments:

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible amortization expense was $0, $180 and $180 in fiscal 2020, fiscal 2019 and fiscal 2018.

During fiscal 2018, the Company performed its annual goodwill and intangible asset impairment review.  The Company assessed impairment by comparing the fair value of its reporting units and intangible assets to their related carrying value.  The Company estimated the fair value of intangible assets and goodwill of its commercial nuclear utility business related to the December 2010 acquisition of Energy Steel using the income approach.  Under the income approach, the fair value of the business was calculated based on the present value of estimated future cash flows.  Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.  The discount rate used was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.  The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy.  The impairment review indicated that the fair value of the intangible assets and goodwill of the business were substantially lower than the carrying value due to reduced investment from the U.S. commercial nuclear utility market, the strength of the Energy Steel brand relative to larger more vertically integrated suppliers, and the bankruptcy of Westinghouse Electric Company which resulted in the stoppage of work at the Summer, South Carolina nuclear facility.  As a result, in fiscal 2018 the Company recorded impairment losses of $8,600, $500, and $5,716 for permits, tradename and goodwill, respectively.

As disclosed in Note 3, in the fourth quarter of fiscal 2019, the Company’s Board of Directors approved a plan to sell Energy Steel and, as a result, the Company classified the assets and liabilities of Energy Steel as "Assets held for sale" and "Liabilities held for sale" in the Consolidated Balance Sheet as of March 31, 2019.  An impairment loss totaling $6,449 was recorded in the fourth quarter of fiscal 2019 related to the disposition of Energy Steel which included impairment losses of $1,700, $2,000, $1,208, $1,222 and $319 for permits, tradename, customer relationships, goodwill and other long-lived assets.  On June 24, 2019, the Company completed the sale of Energy Steel.

Note 7 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2020	2019
Balance at beginning of year	$366	$493
Expense for product warranties	62	234
Product warranty claims paid	(69)	(276)
Reclassification to liabilities held for sale	—	(85)
Balance at end of year	$359	$366

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

The Company leases certain manufacturing facilities, office space, machinery and office equipment.  An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration.  If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.  The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise.  Certain leases include options to renew or terminate.  Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease.  The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.  The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties.  As of March 31, 2020, the Company did not have any material leases that have been signed but not commenced.

Right-of-use (“ROU”) lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use.  Finance lease ROU assets and operating lease ROU assets are included in the line items “Property, plant and equipment, net” and “Operating lease assets”, respectively, in the Condensed Consolidated Balance Sheets.  The current portion and non-current portion of finance and operating lease liabilities are all presented separately in the Consolidated Balance Sheets.

The discount rate implicit within the Company’s leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

March 31, 2020
Finance Leases
Weighted-average remaining lease term in years	2.81
Weighted-average discount rate	9.71%

Operating Leases
Weighted-average remaining lease term in years	1.98
Weighted-average discount rate	5.49%

The components of lease expense are as follows:

Year Ended March 31, 2020
Finance lease cost:
Amortization of right-of-use assets	$48
Interest on lease liabilities	12
Operating lease cost	229
Short-term lease cost	38
Total lease cost	$327

Operating lease costs during fiscal 2020 were included within cost of sales and selling, general and administrative expenses.

As of March 31, 2020, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
2021	$162	$48
2022	48	26
2023	31	26
2024	8	10
2025	—	—
Total lease payments	249	110

Less – amount representing interest	14	15
Present value of net minimum lease payments	$235	$95

The Company’s future minimum lease commitments for operating leases as of March 31, 2019 for the fiscal years 2020 through 2024 were $501, $301, $37, $32, and $8, respectively.  Future minimum lease commitments for finance leases as of March 31, 2019 for the fiscal years 2020 through 2024 were $62, $47, $26, $26, and $11, respectively.

ROU assets obtained in exchange for new operating lease liabilities were $223 in fiscal 2020.

Note 9 - Debt:

Short-Term Debt

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2020 and 2019.

On December 2, 2015, the Company entered into a revolving credit facility agreement with JPMorgan Chase Bank, N.A. that provides a $25,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option at any time up to $50,000.  The agreement has a five-year term.

At the Company's option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank's prime rate; or (ii) a rate equal to LIBOR plus a margin.  The margin is based on the Company's funded debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and may range from 1.75% to 0.95%.  Amounts available for borrowing under the agreement are subject to an unused commitment fee of between 0.30% and 0.20%, depending on the above ratio.  The bank’s prime rate was 3.25% and 5.50% at March 31, 2020 and 2019, respectively.

Outstanding letters of credit under the agreement are subject to a fee of between 1.20% and 0.70%, depending on the Company's ratio of funded debt to EBITDA.  The agreement allows the Company to reduce the fee on outstanding letters of credit to a fixed rate of 0.40% by securing outstanding letters of credit with cash and cash equivalents and investments.  At March 31, 2020, all outstanding letters of credit were secured by a certificate of deposit.  At March 31, 2020, there were $5,397 letters of credit outstanding on the JPMorgan Chase Bank, N.A. revolving credit facility.  Availability under the line of credit was $19,603 at March 31, 2020.

Under the revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes ("EBIT") to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0.  The Company was in compliance with all such provisions as of and for the years ended March 31, 2020 and 2019.  Assets with a book value of $128,281 have been pledged to secure borrowings under the credit facility.

At March 31, 2019 the Company had an additional letter of credit facility agreement with HSBC Bank USA, N.A. to further support its international operations.  The agreement provided a $5,000 line of credit to be used for the issuance of letters of credit.  On October 8, 2019, the Company entered into an agreement to amend the letter of credit facility agreement and increase the letter of credit facility to $10,000.  Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between .75% and 0.65%, depending on the term of the letter of credit.  Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate.  The bank’s prime rate was 3.25% at March 31, 2020.  The Company's obligations under the agreement are secured by certain certificates of deposit held with the bank.  At March 31, 2020 there were $7,931 letters of credit outstanding, and availability under the letter of credit facility was $2,069.  Subsequent to March 31, 2020, the Company entered into an agreement to amend the letter of credit facility agreement and increase the line of credit to $14,000, among other things.  See Note 19 - Subsequent Events for a discussion of this amendment.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2020	2019
Finance lease obligations (Note 8)	$95	$146
Less: current amounts	40	51
Total	$55	$95

With the exception of capital leases, the Company has no long-term debt payment requirements over the next five years as of March 31, 2020.

Note 10 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable.  The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.  At March 31, 2020 and 2019, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts.  At March 31, 2020 and 2019, the Company was contingently liable on outstanding standby letters of credit aggregating $13,328 and $8,503, respectively.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:  The fair value of investments at March 31, 2020 and 2019 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 11 – Income Taxes:

An analysis of the components of income (loss) before provision (benefit) for income taxes is presented below:

	Year ended March 31,
	2020	2019	2018
United States	$2,405	$(256)	$(12,861)
Asia	(93)	111	7
	$2,312	$(145)	$(12,854)

The provision (benefit) for income taxes consists of:

	Year ended March 31,
	2020	2019	2018
Current:
Federal	$547	$181	$6
State	176	141	72
Foreign	4	—	—
	727	322	78
Deferred:
Federal	(694)	(3,993)	(3,276)
State	8	(84)	61
Foreign	(12)	41	12
Changes in valuation allowance	411	3,877	115
	(287)	(159)	(3,088)
Total provision (benefit) for income taxes	$440	$163	$(3,010)

The reconciliation of the provision (benefit) calculated using the U.S. federal tax rate with the provision (benefit) for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2020	2019	2018
Provision (benefit) for income taxes at federal rate	$486	$(30)	$(3,958)
State taxes	120	45	118
Charges not deductible for income tax purposes	55	89	48
Research and development tax credits	(211)	(177)	(102)
Valuation allowance	411	3,877	(80)
Difference in federal rate	(1)	3	(2,799)
Impairment of goodwill and intangible assets	—	257	1,760
Foreign-derived intangible income deduction	(95)	(69)	—
Capital loss from sale of Energy Steel	(325)	(3,848)	—
Stranded tax effects in accumulated other comprehensive loss	—	—	1,828
Mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits	—	—	185
Other	—	16	(10)
Provision (benefit) for income taxes	$440	$163	$(3,010)

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

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the Company's net deferred income tax liability follows:

	March 31,
	2020	2019
Depreciation	$(1,707)	$(1,714)
Accrued compensation	206	230
Prepaid pension asset	(783)	(935)
Accrued pension liability	169	145
Accrued postretirement benefits	143	150
Compensated absences	402	355
Inventories	(13)	14
Warranty liability	81	80
Accrued expenses	366	267
Equity-based compensation	385	359
Operating lease assets	(58)	—
Operating lease liabilities	60	—
New York State investment tax credit	1,108	1,069
Net operating loss carryforwards	75	50
Capital loss related to sale of Energy Steel	4,211	3,848
Other	1	(20)
	4,646	3,898
Less: Valuation allowance	(5,319)	(4,917)
Total	$(673)	$(1,019)

The foreign deferred income tax asset of $48 and $37 at March 31, 2020 and 2019, respectively, is included in the caption "Other assets" in the Consolidated Balance Sheet.  Deferred income taxes include the impact of state investment tax credits of $314, which expire from 2021 to 2034 and state investment tax credits of $794, which have an unlimited carryforward period.

Foreign net operating losses at March 31, 2020 were $301 and expire between 2022 through 2024.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2020 and 2019 related to certain state investment tax credits and the capital loss related to Energy Steel would not be realized, and recorded a valuation allowance of $5,319 and $4,917, respectively.  The deferred tax asset of $126 included in the caption "Assets held for sale" in the Consolidated Balance Sheet at March 31, 2019 included a valuation allowance of $34 related to net operating loss carryforwards for city income taxes.

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for tax years 2016 through 2019 and examination in state tax jurisdictions for tax years 2015 through 2019.  The Company is subject to examination in the People's Republic of China for tax years 2016 through 2019 and in India for tax year 2019.  The liability for unrecognized tax benefits was $0 at each of March 31, 2020 and 2019.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses and allow businesses to carry back net operating losses arising in 2018, 2019 and 2020 to the five prior tax years, accelerate refunds of previously generated corporate alternative minimum tax credits, change the business interest limitation under IRC section 163(j) from 30% to 50%, and fix qualified improvement property from the Tax Act.  These provisions did not have a material impact on the Company’s consolidated financial statements.

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

The one-time transition tax was based on the total post-1986 earnings and profits (“E&P”) of our foreign subsidiary that has previously been deferred from U.S. income taxes.  The Company recorded its one-time transition liability of its foreign subsidiary resulting in additional income tax expense of $185 in fiscal 2018.  The transition tax was based in part on the amount of those earnings held in cash and other specified assets.

The Tax Act also included two new U.S. tax base-erosion provisions, the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions, beginning in 2018.  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  The Company has elected to account for GILTI tax in the period in which it is incurred and recorded $ (1) and $11 of tax (benefit) related to GILTI in fiscal 2020 and fiscal 2019, respectively.  The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  The Company was not subject to this tax, and therefore has not included any tax impacts of BEAT in its consolidated financial statements.

The Tax Act also provided tax incentives to U.S. companies to earn income from the sale, lease or license of goods and services abroad in the form of a deduction for foreign-derived intangible income ("FDII").  FDII is taxed at an effective rate of 13.125% for taxable years beginning after December 31, 2017.  The incremental U.S. tax savings on FDII in fiscal 2020 and fiscal 2019 was $95 and $69, respectively.

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

The components of pension cost (benefit) are:

	Year ended March 31,
	2020	2019	2018
Service cost during the period	$496	$571	$598
Interest cost on projected benefit obligation	1,290	1,339	1,423
Expected return on assets	(2,657)	(3,062)	(2,977)
Amortization of:
Actuarial loss	969	847	1,013
Net pension cost (benefit)	$98	$(305)	$57

The components of net pension cost (benefit) other than the service cost component are included in “Other income” in the Consolidated Statements of Operations.

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2020	2019	2018
Discount rate	3.83%	3.95%	4.08%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	7.00%	8.00%	8.00%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2021.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2020	2019
Change in the benefit obligation
Projected benefit obligation at beginning of year	$34,149	$34,441
Service cost	496	468
Interest cost	1,290	1,339
Actuarial loss (gain)	2,368	462
Benefit payments	(1,100)	(972)
Liability released through annuity purchase	(1,420)	(1,589)
Projected benefit obligation at end of year	$35,783	$34,149

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$38,416	$38,810
Employer contribution	—	30
Actual return on plan assets	3,347	2,266
Benefit and administrative expense payments	(1,100)	(972)
Annuities purchased	(1,420)	(1,718)
Fair value of plan assets at end of year	$39,243	$38,416

Funded status
Funded status at end of year	$3,460	$4,267
Amount recognized in the Consolidated Balance Sheets	$3,460	$4,267

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2020	2019
Discount rate	3.44%	3.83%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2020 and fiscal 2019, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2020 and fiscal 2019, the projected benefit obligation decreased $1,420 and $1,589, respectively, and plan assets decreased $1,420 and $1,718, respectively.  The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases.  The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.  The accumulated benefit obligation as of March 31, 2020 and 2019 was $31,715 and $30,380, respectively.  At March 31, 2020 and 2019, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2020	2019
Net actuarial loss	$9,285	$8,737

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2020	2019
Net actuarial loss arising during the year	$1,298	$1,080
Amortization of actuarial loss	(750)	(712)
	$548	$368

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net pension cost in fiscal 2021 is $1,039.

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2021	$1,219
2022	1,271
2023	1,289
2024	1,358
2025	1,363
2026-2030	8,209
Total	$14,709

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2020	2019
Equity securities	30%	30%	49%
Debt securities	70%	70%	51%
		100%	100%

The investment strategy of the plan is to generate a consistent total investment return sufficient to pay present and future plan benefits to retirees, while minimizing the long-term cost to the Company.  Target allocations for asset categories are used to earn a reasonable rate of return, provide required liquidity and minimize the risk of large losses.  Targets are adjusted when considered necessary to reflect trends and developments within the overall investment environment.  In fiscal 2020, the target allocation was adjusted to 30% from 50% for equity securities and to 70% from 50% for debt securities.

The fair values of the Company's pension plan assets at March 31, 2020 and 2019, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$82	$82	$—	$—

Equity securities:
U.S. companies	9,409	9,409	—	—
International companies	2,327	2,327	—	—

Fixed income:
Corporate bond funds
Long-term	27,425	27,425	—	—
	$39,243	$39,243	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$87	$87	$—	$—

Equity securities:
U.S. companies	15,130	15,130	—	—
International companies	3,795	3,795	—	—

Fixed income:
Corporate bond funds
Long-term	19,404	19,404	—	—
	$38,416	$38,416	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades.  See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003.  In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan.  The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees.  The Company contribution to the defined contribution plan for these employees in fiscal 2020, fiscal 2019 and fiscal 2018 was $406, $325 and $284, respectively.

The Company has a Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums.  Pension expense recorded in fiscal 2020, fiscal 2019, and fiscal 2018 related to this plan was $85, $97 and $115, respectively.  At March 31, 2020 and 2019, the related liability was $747 and $662, respectively, and is separately presented in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.

The Company has a domestic defined contribution plan (401k) covering substantially all employees.  The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral.  Company contributions are immediately vested.  Contributions were $1,000 in fiscal 2020, $1,135 in fiscal 2019 and $805 in fiscal 2018.

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

The components of postretirement benefit expense are:

	Year ended March 31,
	2020	2019	2018
Interest cost on accumulated benefit obligation	$22	$25	$26
Amortization of actuarial loss	28	28	37
Net postretirement benefit expense	$50	$53	$63

Net postretirement benefit expense is included in “Other income” in the Consolidated Statements of Operations.

The weighted average discount rates used to develop the net postretirement benefit cost were 3.37%, 3.63% and 3.23% in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2020	2019
Change in the benefit obligation
Projected benefit obligation at beginning of year	$682	$723
Interest cost	22	25
Actuarial loss (gain)	(3)	2
Benefit payments	(67)	(68)
Projected benefit obligation at end of year	$634	$682

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	67	68
Benefit payments	(67)	(68)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(634)	$(682)
Amount recognized in the Consolidated Balance Sheets	$(634)	$(682)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2020	2019
Discount rate	3.01%	3.37%
Medical care cost trend rate	7.00%	7.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 4.5% in 2025 and subsequent years.  This was accomplished using 0.5% decrements for the years ended March 31, 2020 through 2025.

The current portion of the accrued postretirement benefit obligation of $77 and $78, at March 31, 2020 and 2019, respectively, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2020	2019
Net actuarial loss	$187	$210

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2020	2019
Net actuarial (gain) loss arising during the year	$(2)	$1
Amortization of actuarial loss	(21)	(21)
	$(23)	$(20)

The estimated net actuarial loss for the other postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net postretirement benefit income in fiscal 2021 is $27.

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2021	$77
2022	72
2023	67
2024	62
2025	57
2026-2030	216
Total	$551

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

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees.  The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims.  The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage of $1,000.  The Company also has total plan annual maximum aggregate stop loss coverage of $2,592.  The liability of $124 and $150 on March 31, 2020 and 2019, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued Compensation" in the Consolidated Balance Sheets.

Note 13 - Equity Compensation Plans:

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

In fiscal 2020, fiscal 2019 and fiscal 2018, 83, 53 and 59 shares, respectively, of restricted stock were awarded.  Restricted shares of 40, 27 and 30 granted to officers in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 28, 20, and 22 granted to officers and key employees in fiscal 2020, fiscal 2019, and fiscal 2018 respectively, vest 33⅓% per year over a three-year term.  The restricted shares granted to directors of 15, 6 and 7 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, vest 100% on the first anniversary of the grant date.  The Company recognizes compensation cost over the period the shares vest.

During fiscal 2020, fiscal 2019, and fiscal 2018, the Company recognized $945, $1,069, and $577, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $208, $237 and $125, respectively, of related tax benefits.

The Company received cash proceeds from the exercise of stock options of $24, $307 and $0 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The following table summarizes information about the Company's stock option awards during fiscal 2020, fiscal 2019 and fiscal 2018:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at April 1, 2017	69	20.26
Exercised	—
Outstanding at March 31, 2018	69	20.26
Exercised	(19)	15.89
Cancelled	(11)	33.02
Outstanding at March 31, 2019	39	18.76
Exercised	(2)	15.25
Outstanding at March 31, 2020	37	18.92	2.07 years	$—

Vested or expected to vest at March 31, 2020	37	18.92	2.07 years	—

Exercisable at March 31, 2020	37	18.92	2.07 years	—

The following table summarizes information about stock options outstanding at March 31, 2020:

Exercise Price	Options Outstanding at March 31, 2020	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$18.65	33	$18.65	2.17
$21.19	4	21.19	1.17
$18.65-21.19	37	18.92	2.07

The total intrinsic value of the stock options exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $10, $161 and $0, respectively.  As of March 31, 2020, there was $2,318 of total unrecognized stock-based compensation expense related to non-vested restricted stock.  The Company expects to recognize this expense over a weighted average period of 1.38 years.

The outstanding options expire between May 2021 and May 2022.  Options, stock awards and performance awards available for future grants were 202 at March 31, 2020.

The following table summarizes information about the Company's restricted stock awards during fiscal 2020, fiscal 2019 and fiscal 2018:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2017	120	21.96
Granted	59	23.03
Vested	(25)	20.44
Forfeited	(28)	25.27
Non-vested at March 31, 2018	126	22.02
Granted	53	30.08
Vested	(28)	20.38
Forfeited	(2)	22.83
Non-vested at March 31, 2019	149	25.19
Granted	83	22.95
Vested	(38)	23.17
Forfeited	(45)	22.52
Non-vested at March 31, 2020	149	25.26	$—

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  In fiscal 2020, fiscal 2019 and fiscal 2018, 9, 6 and 7 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years.  During fiscal 2020, fiscal 2019 and fiscal 2018, the Company recognized stock-based compensation cost of $30, $0 and $0, respectively, related to the ESPP and $7, $0 and $0, respectively, of related tax benefits.

Note 14 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2020 and fiscal 2019 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2018	$(8,599)	$349	$(8,250)
Other comprehensive loss before reclassifications	(1,081)	(235)	(1,316)
Amounts reclassified from accumulated other comprehensive loss	733	—	733
Net current-period other comprehensive loss	(348)	(235)	(583)
Balance at March 31, 2019	(8,947)	114	(8,833)
Other comprehensive loss before reclassifications	(1,296)	(198)	(1,494)
Amounts reclassified from accumulated other comprehensive loss	771	—	771
Net current-period other comprehensive loss	(525)	(198)	(723)
Balance at March 31, 2020	$(9,472)	$(84)	$(9,556)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2020

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(997)	(1)
	(997)		Income before provision for income taxes
	(226)		Provision for income taxes
	$(771)		Net income

Year ended March 31, 2019

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(875)	(1)
	(875)		Income before provision for income taxes
	(142)		Provision for income taxes
	$(733)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 12.

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

In fiscal 2020 and fiscal 2019, total sales to one customer amounted to 13% and 12%, respectively, of total consolidated net sales.  The single customer representing such sales was a different customer in each of fiscal 2020 and fiscal 2019.  There were no sales to a single customer that amounted to 10% or more of total consolidated net sales in fiscal 2018.

Note 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program.  No shares were purchased under this program in fiscal 2020, fiscal 2019 or fiscal 2018.

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

As of March 31, 2020, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

Note 18 - Quarterly Financial Data (Unaudited):

A capsule summary of the Company's unaudited quarterly results for fiscal 2020 and fiscal 2019 is presented below:

	First	Second	Third	Fourth	Total
Year ended March 31, 2020	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$20,593	$21,643	$25,286	$23,082	$90,604
Gross profit	4,714	4,948	4,044	4,442	18,148
Net income	82	1,205	9	576	1,872
Per share:
Net income:
Basic	$.01	$.12	$—	$.06	$0.19
Diluted	$.01	$.12	$—	$.06	$0.19

Market price range of common stock	$18.96-22.84	$17.70-23.25	$19.03-23.77	$11.07-21.90	$11.07-23.77

	First	Second	Third	Fourth		Total
Year ended March 31, 2019	Quarter	Quarter	Quarter	Quarter		Year
Net sales	$29,551	$21,441	$17,198	$23,641		$91,831
Gross profit	7,142	6,227	3,742	4,798		21,909
Net (loss) income	2,323	1,827	95	(4,553)	(1)	(308)
Per share:
Net (loss) income:
Basic	$.24	$.19	$.01	$(0.46)		$(0.03)
Diluted	$.24	$.19	$.01	$(0.46)		$(0.03)

Market price range of common stock	$20.75-27.51	$22.55-28.98	$19.48-28.73	$19.00-24.90		$19.00-28.98

(1)  In the fourth quarter of fiscal 2019, the Company recorded goodwill and other impairment losses of $6,449 related to the commercial nuclear utility business that was held for sale at March 31, 2019.  As a result, net income in the fourth quarter of fiscal 2019 includes the impairment loss net of an income tax benefit of $1,129.

Note 19 – Subsequent Events:

On May, 1, 2020, the Company entered into an agreement to amend the letter of credit facility agreement with HSBC Bank USA, N.A. and increased the Company’s line of credit to $14,000.  Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit.  Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
June 15, 2020

We have served as the Company’s auditor since 1993.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our non-production employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," "Delinquent Section 16(a) Reports," and "Corporate Governance" contained in our proxy statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2020.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation" and "Director Compensation" contained in our proxy statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2020

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	37	$18.92	202
Equity compensation plans not approved by security holders	—	—	—
Total	37	$18.92	202

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Selection of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2020 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2020.

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

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015.

(4)	Instrument Defining the Rights of Security Holders, including Indentures

	4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

(10)	Material Contracts

#	10.1	Graham Corporation Policy Statement for U.S. Foreign Service Employees is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 27, 2006.

#	10.2

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

		.
	10.16	Amended and Restated Policy on Stockholder Rights Plans is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 30, 2020.

#	10.17

Compensation information, including information regarding restricted stock grants made to the Company's named executive officers under the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value and named executive officer cash bonus information, previously filed on the Company's Current Report on Form 8-K dated June 9, 2020, is incorporated herein by reference.

#	10.18

First Amendment to Amended and Restated Employment Agreement between the Graham Corporation and Jeffrey F. Glajch executed and effective September 12, 2019 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 12, 2019.

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

	10.22

Letter Agreement dated May 1, 2020, with respect to the Continuing Letter of Credit Facility dated March 24, 2014, between the Company and HSBC Bank, USA, National Association is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 30, 2020.

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

#	10.28	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.

#	10.29

Pledge Agreement between the Company and HSBC Bank, USA, National Association dated May 1, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2020.

	10.30

First Amendment to Credit Agreement dated May 1, 2020 between the Company and JPMorgan Chase Bank, N.A. is incorporate herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2020.

(14)	Code of Ethics

	14.1

Graham Corporation Code of Business Conduct and Ethics, as amended and restated, is incorporated herein by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2014.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries of the registrant

(23)	Consents of Experts and Counsel

*	23.1	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Principal Executive Officer

*	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*	32.1	Section 1350 Certifications

(101)	Interactive Data File

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Definitions Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2020
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$—	$—	$—	$33
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$366	$62	$—	$(69)	$359

Year ended March 31, 2019
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$339	$(167)	$(13)	$(126)	$33
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$493	$234	$(85)	$(276)	$366
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$18	$—	$—	$(18)	$—

Year ended March 31, 2018
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$168	$177	$—	$(6)	$339
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$538	$527	$—	$(572)	$493
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$120	$316	$—	$(418)	$18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 15, 2020	By:	/s/ Jeffrey F. Glajch
Jeffrey F. Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines	President and Chief Executive Officer and	June 15, 2020
James R. Lines	Director (Principal Executive Officer)

/s/ Jeffrey F. Glajch	Vice President-Finance & Administration, Chief	June 15, 2020
Jeffrey F. Glajch	Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Jennifer R. Condame	Chief Accounting Officer	June 15, 2020
Jennifer R. Condame	(Principal Accounting Officer)

/s/ James J. Barber	Director	June 15, 2020
James J. Barber

/s/ Alan Fortier	Director	June 15, 2020
Alan Fortier

/s/ James J. Malvaso	Director and Chairman of the Board	June 15, 2020
James J. Malvaso

/s/ Gerard T. Mazurkiewicz	Director	June 15, 2020
Gerard T. Mazurkiewicz

/s/ Jonathan W. Painter	Director	June 15, 2020
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 15, 2020
Lisa M. Schnorr