Form 10-Q
period 2020-06-30
GRAHAM CORP
filed 2020-08-03
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes  ☐   No  ☒

As of July 28, 2020, there were outstanding 9,976,893 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2020 and March 31, 2020 and for the three months ended June 30, 2020 and 2019

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in thousands, except per share data)
Net sales	$16,710	$20,593
Cost of products sold	15,142	15,879
Gross profit	1,568	4,714
Other expenses and income:
Selling, general and administrative	3,902	4,556
Selling, general and administrative – amortization	—	11
Other expense	—	523
Other income	(55)	(87)
Interest income	(94)	(399)
Interest expense	5	3
Total other expenses and income	3,758	4,607
(Loss) income before provision for income taxes	(2,190)	107
(Benefit) provision for income taxes	(372)	25
Net (loss) income	$(1,818)	$82
Per share data
Basic:
Net (loss) income	$(0.18)	$0.01
Diluted:
Net (loss) income	$(0.18)	$0.01
Weighted average common shares outstanding:
Basic	9,895	9,855
Diluted	9,895	9,858
Dividends declared per share	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
	(Amounts in thousands)
Net (loss) income	$(1,818)	$82
Other comprehensive income:
Foreign currency translation adjustment	9	(87)
Defined benefit pension and other postretirement plans net of income tax expense of $61 and $55, for the three months ended June 30, 2020 and 2019, respectively	205	194
Total other comprehensive income	214	107
Total comprehensive (loss) income	$(1,604)	$189

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2020	2020
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$41,069	$32,955
Investments	26,103	40,048
Trade accounts receivable, net of allowances ($47 and $33 at June 30 and March 31, 2020, respectively)	17,054	15,400
Unbilled revenue	15,683	14,592
Inventories	22,656	22,291
Prepaid expenses and other current assets	1,262	906
Income taxes receivable	975	485
Total current assets	124,802	126,677
Property, plant and equipment, net	17,323	17,587
Prepaid pension asset	3,670	3,460
Operating lease assets	206	243
Other assets	105	153
Total assets	$146,106	$148,120
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$33	$40
Accounts payable	9,713	14,253
Accrued compensation	4,551	4,453
Accrued expenses and other current liabilities	3,963	3,352
Customer deposits	31,082	26,983
Operating lease liabilities	137	153
Total current liabilities	49,479	49,234
Finance lease obligations	50	55
Operating lease liabilities	60	82
Deferred income tax liability	1,017	721
Accrued pension liability	774	747
Accrued postretirement benefits	562	557
Total liabilities	51,942	51,396
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,780 and 10,689 shares issued and 9,969 and 9,881 shares outstanding at June 30 and March 31, 2020, respectively	1,078	1,069
Capital in excess of par value	26,516	26,361
Retained earnings	88,474	91,389
Accumulated other comprehensive loss	(9,342)	(9,556)
Treasury stock (811 and 808 shares at June 30 and March 31, 2020, respectively)	(12,562)	(12,539)
Total stockholders’ equity	94,164	96,724
Total liabilities and stockholders’ equity	$146,106	$148,120

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Operating activities:	(Dollar amounts in thousands)
Net (loss) income	$(1,818)	$82
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	486	490
Amortization	—	11
Amortization of unrecognized prior service cost and actuarial losses	266	249
Equity-based compensation expense	164	88
Gain on disposal or sale of property, plant and equipment	(4)	—
Loss on sale of Energy Steel & Supply Co.	—	87
Deferred income taxes	282	202
(Increase) decrease in operating assets:
Accounts receivable	(1,646)	3,088
Unbilled revenue	(1,091)	(2,323)
Inventories	(361)	552
Prepaid expenses and other current and non-current assets	(356)	(166)
Income taxes receivable	(490)	(187)
Operating lease assets	37	105
Prepaid pension asset	(210)	(218)
Increase (decrease) in operating liabilities:
Accounts payable	(4,430)	(5,565)
Accrued compensation, accrued expenses and other current and non-current liabilities	709	(1,005)
Customer deposits	4,094	(242)
Operating lease liabilities	(37)	(27)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	32	26
Net cash used by operating activities	(4,373)	(4,753)
Investing activities:
Purchase of property, plant and equipment	(338)	(294)
Proceeds from disposal of property, plant and equipment	6	—
Proceeds from the sale of Energy Steel & Supply Co.	—	602
Purchase of investments	(26,103)	(28,651)
Redemption of investments at maturity	40,048	32,595
Net cash provided by investing activities	13,613	4,252
Financing activities:
Principal repayments on finance lease obligations	(12)	(10)
Principal repayments on long-term debt	(4,599)	—
Proceeds from the issuance of long-term debt	4,599	—
Dividends paid	(1,097)	(988)
Purchase of treasury stock	(23)	(230)
Net cash used by financing activities	(1,132)	(1,228)
Effect of exchange rate changes on cash	6	(76)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	8,114	(1,805)
Net decrease in cash classified within current assets held for sale	—	552
Net increase (decrease) in cash and cash equivalents	8,114	(1,253)
Cash and cash equivalents at beginning of period	32,955	15,021
Cash and cash equivalents at end of period	$41,069	$13,768

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2020	10,689	$1,069	$26,361	$91,389	$(9,556)	$(12,539)	$96,724
Comprehensive income				(1,818)	214		(1,604)
Issuance of shares	113	11	(11)				—
Forfeiture of shares	(22)	(2)	2				—
Dividends				(1,097)			(1,097)
Recognition of equity-based compensation expense			164				164
Purchase of treasury stock						(23)	(23)
Balance at June 30, 2020	10,780	$1,078	$26,516	$88,474	$(9,342)	$(12,562)	$94,164

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2019	10,650	$1,065	$25,277	$93,847	$(8,833)	$(12,390)	$98,966
Cumulative effect of change in accounting principle				(80)			(80)
Comprehensive income				82	107		189
Issuance of shares	83	8	(8)				—
Forfeiture of shares	(34)	(3)	3				—
Dividends				(988)			(988)
Recognition of equity-based compensation expense			88				88
Purchase of treasury stock						(230)	(230)
Balance at June 30, 2019	10,699	$1,070	$25,360	$92,861	$(8,726)	$(12,620)	$97,945

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned foreign subsidiaries located in Suzhou, China and Ahmedabad, India.  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission.  The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements.  The unaudited Condensed Consolidated Balance Sheet as of March 31, 2020 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2020.  For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 ("fiscal 2020").  In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2021 ("fiscal 2021").

NOTE 2 – REVENUE RECOGNITION:

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended
	June 30,
Product Line	2020	2019
Heat transfer equipment	$10,673	$7,852
Vacuum equipment	2,551	5,530
All other	3,486	7,211
Net sales	$16,710	$20,593

Geographic Region
Asia	$5,163	$3,219
Canada	992	1,348
Middle East	449	773
South America	220	359
U.S.	9,438	14,448
All other	448	446
Net sales	$16,710	$20,593

A performance obligation represents a promise in a contract to provide a distinct good or service to a customer.  The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferred products.  A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized as the performance obligation is satisfied.  In certain cases, the Company may separate a contract into more than one performance obligation, while in other cases, several products may be part of a fully integrated solution and are bundled into a single performance obligation.  If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods underlying each performance obligation.  The Company has made an accounting policy election to exclude from the measurement of the contract price all taxes assessed by government authorities that are collected by the Company from its customers.  The Company does not adjust the contract price for the effects of a financing component if the Company expects, at contract inception, that the period between when a product is transferred to a customer and when the customer pays for the product will be one year or less. Shipping and handling fees billed to the customer are recorded in revenue and the related costs incurred for shipping and handling are included in cost of products sold.

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer.  Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time.  However, in the three months ended June 30, 2020, revenue recognized over time was lower than revenue recognized upon shipment due to limited production on large contracts as a result of the COVID-19 pandemic.  Revenue from contracts that is recognized upon shipment accounted for approximately 60% and 45% of revenue for the three-month periods ended June 30, 2020 and 2019, respectively, and revenue from contracts that is recognized over time accounted for approximately 40% and 55% of revenue for the three-month periods ended June 30, 2020 and 2019, respectively.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2020	March 31, 2020	Change

Unbilled revenue (contract assets)	$15,683	$14,592	$1,091
Customer deposits (contract liabilities)	(31,082)	(26,983)	(4,099)
Net contract liabilities	$(15,399)	$(12,391)	$(3,008)

Contract liabilities at June 30, 2020 and March 31, 2020 include $8,823 and $3,660, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at June 30, 2020 and March 31, 2020, respectively.  Revenue recognized in the three months ended June 30, 2020 that was included in the contract liability balance at March 31, 2020 was $7,350.  Changes in the net contract liability balance during the three-month period ended June 30, 2020 were impacted by a $1,091 increase in contract assets, of which $1,751 was due to contract progress offset by invoicing to customers of $660.  In addition, contract liabilities increased $4,099 driven by revenue recognized in the current period that was included in the contract liability balance at March 31, 2020 offset by new customer deposits of $11,449.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,926 and $2,016 at June 30, 2020 and March 31, 2020, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $72 and $45 at June 30, 2020 and March 31, 2020, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $10 and $46 in the three months ended June 30, 2020 and 2019, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of June 30, 2020, the Company had remaining unsatisfied performance obligations of $107,220.  The Company expects to recognize revenue on approximately 70% to 75% of the remaining performance obligations within one year, 15% to 20% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at June 30, 2020 are scheduled to mature on or before September 24, 2020.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2020	2020
Raw materials and supplies	$3,149	$3,061
Work in process	18,283	18,018
Finished products	1,224	1,212
Total	$22,656	$22,291

NOTE 5 – EQUITY-BASED COMPENSATION:

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

  Restricted stock awards granted in the three-month periods ended June 30, 2020 and 2019 were 113 and 83, respectively.  Restricted shares of 54 and 40 granted to officers in fiscal 2021 and fiscal 2020, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 38 and 28 granted to officers and key employees in fiscal 2021 and fiscal 2020, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 21 and 15 granted to directors in fiscal 2021 and fiscal 2020, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month periods ended June 30, 2020 and 2019.

During the three months ended June 30, 2020 and 2019, the Company recognized equity-based compensation costs related to restricted stock awards of $155 and $87, respectively.  The income tax benefit recognized related to equity-based compensation was $38 and $20 for the three months ended June 30, 2020 and 2019, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended June 30, 2020 and 2019, the Company recognized equity-based compensation costs of $9 and $0, respectively, related to the ESPP and $2 and $0, respectively, of related tax benefits.

NOTE 6 – (LOSS) INCOME PER SHARE:

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

	Three Months Ended
	June 30,
	2020	2019
Basic income per share
Numerator:
Net (loss) income	$(1,818)	$82
Denominator:
Weighted average common shares outstanding	9,895	9,855
Basic (loss) income per share	$(0.18)	$0.01
Diluted income per share
Numerator:
Net (loss) income	$(1,818)	$82
Denominator:
Weighted average common shares outstanding	9,895	9,855
Stock options outstanding	—	3
Weighted average common and potential common shares outstanding	9,895	9,858
Diluted (loss) income per share	$(0.18)	$0.01

None of the options to purchase 37 shares of common stock at June 30, 2020 were included in the computation of diluted loss per share as the affect would be anti-dilutive due to the net losses in the quarter.   Options to purchase a total of 4 shares of common stock were outstanding at June 30, 2019  but were not included in the above computation of diluted income per share given their exercise prices, as they would not be dilutive upon issuance.

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2020	2019
Balance at beginning of period	$359	$366
(Income) expense for product warranties	(19)	27
Product warranty claims paid	(35)	(35)
Balance at end of period	$305	$358

Income of $19 for product warranties in the three months ended June 30, 2020 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest paid was $5 and $3 in the three-month periods ended June 30, 2020 and 2019, respectively.  Income taxes (refunded) paid for the three months ended June 30, 2020 and 2019 were $(164) and $10, respectively.

At June 30, 2020 and 2019, there were $48 and $58, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 9 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2020	2019
Service cost	$116	$124
Interest cost	303	323
Expected return on assets	(629)	(664)
Amortization of actuarial loss	260	242
Net pension cost	$50	$25

The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2020 and does not expect to make any contributions to the plan for the balance of fiscal 2021.

The components of the postretirement benefit cost are as follows:

	Three Months Ended
	June 30,
	2020	2019
Interest cost	$5	$5
Amortization of actuarial loss	6	7
Net postretirement benefit cost	$11	$12

The Company paid no benefits related to its postretirement benefit plan during the three months ended June 30, 2020.  The Company expects to pay benefits of approximately $77 for the balance of fiscal 2021.

The components of net periodic benefit cost other than service cost are included in the line item "Other income" in the Condensed Consolidated Statements of Operations.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $85 and $124 on June 30, 2020 and March 31, 2020, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued compensation" as a current liability in the Condensed Consolidated Balance Sheets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

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

As of June 30, 2020, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 11 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for the tax years 2016 through 2019 and examination in state tax jurisdictions for the tax years 2015 through 2019.  The Company is subject to examination in the People’s Republic of China for tax years 2016 through 2019 and in India for tax year 2019.

There was no liability for unrecognized tax benefits at either June 30, 2020 or March 31, 2020.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2020 and 2019 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2020	$(9,472)	$(84)	$(9,556)
Other comprehensive income before reclassifications	—	9	9
Amounts reclassified from accumulated other comprehensive loss	205	—	205
Net current-period other comprehensive income	205	9	214
Balance at June 30, 2020	$(9,267)	$(75)	$(9,342)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2019	$(8,947)	$114	$(8,833)
Other comprehensive loss before reclassifications	—	(87)	(87)
Amounts reclassified from accumulated other comprehensive loss	194	—	194
Net current-period other comprehensive income (loss)	194	(87)	107
Balance at June 30, 2019	$(8,753)	$27	$(8,726)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	June 30,
	2020		2019
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(266)	(1)	$(249)	(1)	(Loss) income before provision for income taxes
	(61)		(55)		(Benefit) provision for income taxes
	$(205)		$(194)		Net (loss) income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 9.

NOTE 13 – OTHER EXPENSE:

On June 24, 2019, the Company completed the sale of its subsidiary, Energy Steel & Supply Co., to Hayward Tyler, a division of Avingtrans PLC, a global leader in performance-critical pumps and motors for the energy sector.  Under the terms of the stock purchase agreement, the Company received proceeds of $602, subject to certain adjustments, including a customary working capital adjustment.  The Company recognized a loss on the disposal of $87 in the first quarter of fiscal 2020.  In addition, during the first quarter of fiscal 2020, the Company incurred a bad debt charge of $98 and an inventory write down of $338 related to the bankruptcy of Westinghouse Electric Company.  All of these items are included in the line item "Other expense" in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2019.

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

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326)," which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss ("CECL") methodology.  Under the CECL method, the Company will be required to immediately recognize an estimate of credit losses expected to occur over the life of the financial asset at the time the financial asset is originated or acquired.  Estimated credit losses are determined by taking into consideration historical loss conditions, current conditions and reasonable and supportable forecasts.  Changes to the expected lifetime credit losses are required to be recognized each period.  The standard is effective for the Company on April 1, 2023.  The Company does not expect the adoption of this ASU will have a material effect on its Consolidated Financial Statements.

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

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.”  The amended guidance simplifies the accounting for income taxes, eliminating certain exceptions to the general income tax principles, in an effort to reduce the cost and complexity of application.  The amended guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  Earlier application is permitted.  The guidance requires application on either a prospective, retrospective or modified retrospective basis, contingent on the income tax exception being applied.  The Company believes the adoption of this ASU will not have a material impact on its Consolidated Financial Statements.

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

In the first quarter of fiscal 2020, we completed the sale of our commercial nuclear utility business, Energy Steel and Supply Co. ("Energy Steel").

Our current fiscal year (which we refer to as "fiscal 2021") ends March 31, 2021.

Highlights

Highlights for the three months ended June 30, 2020 include:

•

During the first quarter of fiscal 2021, we purposely reduced production at our facility in Batavia, NY to proactively address the risk to our employees of the COVID-19 pandemic.  We began the quarter at 10% of normal staffing capacity and gradually increased to normal capacity by early June 2020. On average, we were at approximately 50% of normal staffing capacity across the quarter.  This reduction in staffing significantly affected our sales and earnings in the quarter.

•

Net sales for the first quarter of fiscal 2021 were $16,710, down 19% compared with $20,593 for the first quarter of the fiscal year ended March 31, 2020 (which we refer to as "fiscal 2020").  Included in the first quarter of fiscal 2020 were sales of $1,276 for our commercial nuclear utility business, Energy Steel, which was sold in that quarter.

•

Net (loss) income and (loss) income per diluted share for the first quarter of fiscal 2021 were ($1,818) and ($0.18), respectively, compared with $82 and $0.01, respectively, for the first quarter of fiscal 2020.  Included in the first quarter of fiscal 2020 was a loss of ($893) and ($0.09), respectively, for our commercial nuclear utility business.

•

Orders booked in the first quarter of fiscal 2021 were $11,468, compared with $15,089 of orders booked in the first quarter of fiscal 2020, which included $2,996 for our commercial nuclear utility business.

•	Backlog was $107,220 at June 30, 2020, compared with $112,389 at March 31, 2020.

•	Gross profit margin and operating margin for the first quarter of fiscal 2021 were 9% and (14%), respectively, compared with 23% and (2%), respectively, for the first quarter of fiscal 2020.

•	Cash and short-term investments at June 30, 2020 were $67,172, compared with $73,003 at March 31, 2020.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements.  Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for fiscal 2020.

Forward-looking statements may also include, but are not limited to, statements about:

•	the impacts of, and risks caused by, the COVID-19 pandemic on our business operations, our customers and our markets;
•	the current and future economic environments, including the downturn associated with the COVID-19 pandemic, affecting us and the markets we serve;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	tariffs and trade relations between the United States and its trading partners;
•	our ability to execute our growth and acquisition strategy;
•	our ability to maintain or expand work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

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

Current Market Conditions

Our global energy and petrochemical markets turned downward during the latter part of fiscal 2020.  These markets were adversely impacted by a dramatic reduction in oil prices, partly due to the COVID-19 pandemic, but importantly, also due to geopolitical imbalance of supply compared with demand, which began to appear before COVID-19 was prevalent.  Accordingly, volatility in pricing began prior to the COVID-19 pandemic and has increased because of it.  Customers have significantly reduced their capital budgets to invest in upgrading and turnaround maintenance for existing facilities.  This has impacted, and is expected to continue to impact, both our capital equipment sales as well as our short cycle business.

The COVID-19 pandemic has further impacted our customers, the markets which they serve and the operation of our business.  The near term impact on global energy and petrochemical demand was immediate and significant.  Our customers’ plans for capital spending, operational upgrades and maintenance spending have been significantly reduced and their outlook for this calendar year, and likely beyond, has turned negative.  We believe the quantity of projects available to compete for will be fewer and pricing will be challenging.  The timing and catalyst for a recovery are unclear.

Over the long-term, our view for the global energy and petrochemical markets is that general economic fundamentals will drive increasing demand and result in continued capital investment to satisfy increasing global demand for energy and chemicals.  These fundamentals include rising populations, strong emerging market economic growth, and overall global economic expansion.

We believe the long-term outlook in our key markets supports our growth plans.  However, the energy markets we serve will also be impacted by increased use of renewable energy sources and conservation.  In addition, over the long term, should demand for transportation fuels flatten to decline, we anticipate that the use of oil as a feedstock to petrochemicals will increase and will provide additional opportunities for us to provide products to our customers.  However, until there is greater clarity regarding the impact of the COVID-19 pandemic on the global economy, energy demand and customer financial strength, new order levels may be challenged due to the resulting weak energy and petrochemical markets.

Demand for our products in the defense industry is related to the naval nuclear propulsion market which is tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards who service the U.S. Navy.  We expect growth in our naval nuclear propulsion business to result from our strategic actions to increase our market share, our successful performance, and expected increases in demand.  To date, there has not been an adverse impact to demand in the defense market due to the COVID-19 pandemic.

The chart below shows the impact of our successful diversification strategy into multiple U.S. Navy defense platforms.  The diversification began with our entry into the nuclear carrier program and expanded into both the Virginia and Columbia class nuclear submarine programs.  Our U.S. Navy defense business makes up 51% of our total backlog at June 30, 2020.  Each vessel platform has made up at least 10% of our total backlog for the past three years.  On June 30, 2020, the nuclear carriers, Virginia class submarines and Columbia class submarines, make up 15%, 12% and 24% of our backlog, respectively.  We believe this diversification will be especially beneficial during periods where our commercial markets are weak.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2020	2019
Net sales	$16,710	$20,593
Gross profit	$1,568	$4,714
Gross profit margin	9%	23%
SG&A expense (1)	$3,902	$4,567
SG&A as a percent of sales	23%	22%
Net (loss) income	$(1,818)	$82
Diluted (loss) income per share	$(0.18)	$0.01
Total assets	$146,106	$145,331
Total assets excluding cash, cash equivalents and investments	$78,934	$72,774

(1)	Selling, general and administrative expense is referred to as "SG&A".

The First Quarter of Fiscal 2021 Compared With the First Quarter of Fiscal 2020

In the first quarter of fiscal 2021, production at our facility in Batavia, New York was dramatically reduced to proactively address the risk to our employees of the COVID-19 pandemic.  We began the quarter at 10% of normal staffing capacity and gradually increased to normal capacity by early June 2020. On average we were at approximately 50% of normal staffing capacity across the quarter.  Despite not receiving any relief from the U.S. federal government’s Payroll Protection Program ("PPP"), we continued to pay full wages and benefits to all of our employees during this capacity reduction.  This reduction in available capacity yet still incurring the cost of full staffing significantly affected our sales and earnings in the quarter.  We did, however, benefit from a project which had been delayed due to COVID-19 from the fourth quarter of fiscal 2020 into the first quarter of fiscal 2021 that was subcontracted to a vendor in China.  This project represented nearly 30% of the sales in the quarter.

Sales for the first quarter of fiscal 2021 were $16,710, a 19% decrease from sales of $20,593 for the first quarter of fiscal 2020.  Included in the first quarter of fiscal 2020 were sales of $1,276, from our commercial nuclear utility business which was sold in the prior year first quarter.  Our domestic sales, as a percentage of aggregate sales, were 56% in the first quarter of fiscal 2021 compared with 70% in the first quarter of fiscal 2020.  Domestic sales decreased $5,010 in the first quarter of fiscal 2021, or 35% year-over-year.  International sales increased $1,127, or 18%, in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020.  Sales in the three months ended June 30, 2020 were 16% to the refining industry, 48% to the chemical and petrochemical industries, 21% for the defense (U.S. Navy) industry, 15% to other commercial and industrial applications.  Sales in the three months ended June 30, 2019 were 36% to the refining industry, 35% to the chemical and petrochemical industries, 10% for the defense (U.S. Navy) industry and 19% to other commercial and industrial applications.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin and operating margin for the first quarter of fiscal 2021 were 9% and (14%), respectively, compared with 23% and (2%), respectively, for the first quarter of fiscal 2020.  Gross profit for the first quarter of fiscal 2021 decreased compared with fiscal 2020, to $1,568 from $4,714, primarily due to our Batavia facility being partially shut down during the majority of the quarter.  This shutdown impacted revenue while certain operating costs, primarily production labor wages, continued to be paid.

SG&A expenses as a percent of sales for the three-month periods ended June 30, 2020 and 2019 were 23% and 22%, respectively.  SG&A expenses in the first quarter of fiscal 2021 were $3,902, a decrease of $665 compared with the first quarter of fiscal 2020 SG&A expenses of $4,567.  Included in the first quarter of fiscal 2020 was $621 of costs related to the commercial nuclear utility business, which was sold in that quarter.

Interest income for the three-month periods ended June 30, 2020 and 2019 was $94 and $399, respectively.  The decrease in interest income is due to dramatically lower market investment rates compared with rates during the prior year period.  Interest expense was $5 for the quarter ended June 30, 2020, compared with $3 for the quarter ended June 30, 2019.

Our effective tax rate in the first quarter of fiscal 2021 was 17%, compared with 23% in the first quarter of fiscal 2020.

Net (loss) income and (loss) income per diluted share for the first quarter of fiscal 2021 were ($1,818) and ($0.18), respectively, compared with $82 and $0.01, respectively, in the first quarter of fiscal 2020.  Included in the first quarter of fiscal 2020 was a loss of ($893) and ($0.09), respectively, for our commercial nuclear utility business.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	June 30,	March 31,
	2020	2020
Cash and investments	$67,172	$73,003
Working capital	75,323	77,443
Working capital ratio(1)	2.5	2.6
Working capital excluding cash and investments	8,151	4,440
Working capital excluding cash and investments as a percent of net sales(2)	9.4%	4.9%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash used by operating activities for the first quarter of fiscal 2021 was $4,373 which was comparable with $4,753 of cash used for the first quarter of fiscal 2020.

Dividend payments and capital expenditures in the first quarter of fiscal 2021 were $1,097 and $338, respectively, compared with $988 and $294, respectively, for the first quarter of fiscal 2020.

Capital expenditures for fiscal 2021 are expected to be approximately $2,000 to $2,500.

Cash and investments were $67,172 on June 30, 2020 compared with $73,003 on March 31, 2020, down $5,831.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, or less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days.  Our money market account is used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit.  Approximately 95% of our cash and investments are held in the U.S.  The remaining 5% is invested in our China operations.

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We also had a $10,000 unsecured line of credit with HSBC, N.A. ("HSBC"), which was increased to $14,000 in the first quarter of fiscal 2021.  Letters of credit outstanding on June 30, 2020 and March 31, 2020 were $14,888 and $13,328, respectively.  The outstanding letters of credit as of June 30, 2020 were issued by JP Morgan Chase and HSBC.  There were no other amounts outstanding on our credit facilities at June 30, 2020 and March 31, 2020.  The borrowing rate under our JP Morgan Chase facility as of June 30, 2020 was the bank’s prime rate, or 3.25%.  Availability under the JP Morgan Chase and HSBC lines of credit was $24,112 and $21,672, respectively, at June 30, 2020 and March 31, 2020, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended June 30, 2020 were $11,468 compared with $15,089 for the same period last year, a decrease of $3,621.  Included in the orders for the first three months of fiscal 2020 was $2,996 for the commercial nuclear business, which was sold in that quarter.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 28% of total orders, or $3,232, and international orders were 72% of total orders, or $8,236, in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 when domestic orders were 74%, or $11,157, of total orders, and international orders were 26%, or $3,932, of total orders.

Backlog was $107,220 at June 30, 2020, compared with $112,389 at March 31, 2020, a 5% decrease.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 70% to 75% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy.  At June 30, 2020, 34% of our backlog was attributable to equipment for refinery project work, 12% for chemical and petrochemical projects, 51% for U.S. Navy projects and 3% for power and other industrial applications.  At March 31, 2020, 27% of our backlog was attributable to equipment for refinery project work, 17% for chemical and petrochemical projects, 52% for U.S. Navy projects and 4% for power and other industrial applications.  At June 30, 2020, we had two projects totaling $562 on hold.

Outlook

Capital spending in the energy markets we serve began to decrease during the second half of fiscal 2020 and the pace of activity materially contracted as COVID-19 became a global health issue in the fourth quarter of fiscal 2020.  The weak energy markets have continued into fiscal 2021.  Our bidding activity also slowed in the second half of fiscal 2020, with more international opportunities in emerging markets than in domestic markets.  At June 30, 2020, 51% of our backlog was for the defense industry, specifically the U.S. Navy. Our pipeline for the U.S. Navy continues to be robust, but quarterly fluctuations in order levels will occur due to the size and timing of release of the U.S. Navy projects.  Defense programs in backlog are planned to deliver $20 to $25 million per year of revenue in fiscal 2021 and beyond.

While the near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and the geopolitical imbalance of supply, and this may continue for the foreseeable future, we continue to believe in the longer-term opportunities of the energy and petrochemical markets. Coupled with our diversification strategy into the defense industry, we believe that the long-term strength of our markets will support our goal to grow our business. We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy. We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.

Our expectations for sales and profitability in fiscal 2021 assume that we are able to operate our production facility in Batavia, New York at or near normal capacity for the last three quarters of fiscal 2021. In our first quarter of fiscal 2021, our production capability was significantly reduced due to the COVID-19 pandemic. Our production was at approximately 50% of normal production for the first quarter of fiscal 2021.  This outlook is based upon the assumption that we are able to operate our production facility, have access to the global supply chain, including our subcontractors, with minimal or no disruption due to the COVID-19 pandemic or any other unforeseen events.

After our weak first quarter of fiscal 2021, we expect to operate at near normal capacity. We project that approximately 70% to 75% of our $107,220 June 30, 2020 backlog will convert to sales over the next twelve months. We expect the remaining backlog will convert beyond twelve months, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers. We had two projects totaling $3,165 cancelled in fiscal 2020 and a third project of $654 cancelled in the first quarter of fiscal 2021. At June 30, 2020, we had two projects totaling $562 on hold by our customers. In addition, we have three projects which have been delayed by our customers due to COVID-19 and related energy market dynamics, and we therefore expect revenue of $4,118 to be delayed beyond fiscal 2021.

We expect fiscal year 2021 revenue to be between $90,000 and $95,000, gross profit margin to be in the 20% to 22% range and SG&A expenses to be between $17,000 and $18,000.  We expect interest income to be de minimis, given the low market rates on short term cash and investments.  Our effective tax rate during fiscal 2021 is expected to be approximately 22%.  This outlook incorporates the very challenged first quarter which had been significantly impacted by the COVID-19 pandemic, assumes that we are able to operate near normal capacity for the last nine months of fiscal 2021 and do not have a significant production interruption related to the COVID-19 pandemic.

Cash flow was negative in the first quarter of fiscal 2021, although, we expect positive cash flow from operations for the remainder of fiscal 2021.

Contingencies and Commitments

We have been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in or accompanying our products.  We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims.  The claims in our current lawsuits are similar to those made in previous asbestos lawsuits that named us as a defendant.  Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work, or were settled by us for immaterial amounts.

As of June 30, 2020, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates and establishment of operational milestones which are used to recognize revenue under the overtime recognition model, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.  For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2020.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2020 or March 31, 2020, other than letters of credit.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2021 were 44% of total sales compared with 30% for the same period of fiscal 2020.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In each of the first three months of fiscal 2021 and fiscal 2020, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In each of the first three months of fiscal 2021 and 2020, our purchases in foreign currencies represented approximately 2% of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of June 30, 2020 and March 31, 2020, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e. suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  In the first quarter of fiscal 2021, we had one job for $654 cancelled.  At June 30, 2020, we had two projects totaling $562 on hold.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our non-productive employees were working remotely during the majority of the first quarter due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1A.Risk Factors

Except as stated below, there have been no material changes from the risk factors previously disclosed in Part 1 – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2020.

Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health pandemics, including the recent COVID-19 pandemic.

Our business, financial condition and results of operations have been and may continue to be adversely affected if the COVID-19 pandemic, or another global health crisis, impacts our employees, suppliers, customers, financing sources or others’ ability to conduct business or negatively affects consumer and business confidence or the global economy. The COVID-19 pandemic has affected large segments of the global economy, including the markets we operate in, since the fourth quarter of fiscal 2020.  In response to the COVID-19 pandemic, beginning in late March 2020, we reduced staffing at our facility in Batavia, New York to approximately 10%, which significantly reduced our production capabilities for approximately three weeks.  We have since gradually increased our staffing, which reached normal levels in early June 2020, and have applied numerous new health and safety protocols for those working onsite.  On average, we were at approximately 50% of normal staffing capacity across the quarter.  This reduction in staffing significantly affected our sales and earnings in the quarter ended June 30, 2020.

The pandemic and any additional preventative or protective actions that governments or we may take in response to the COVID-19 pandemic may have a material adverse effect on our business or our suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand or customers’ ability to make payments.  We have and may continue to experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implementing further precautionary measures to protect the health of our workforce, increased project cancellations or projects put on hold, access to supplies, capital, and fundamental support services (such as shipping and transportation).  For example, at June 30, 2020, two projects were on hold and one project was cancelled during the quarter.  Furthermore, at June 30, 2020, we had three projects which have been delayed by our customers due to the COVID-19 pandemic and related energy market dynamics.  Any resulting financial impact cannot be fully estimated at this time, but may materially affect our business, financial condition or results of operations.  The extent to which the COVID-19 pandemic affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the pandemic or treat its impact, among others.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A - Risk Factors of our Form 10-K for the fiscal year ended March 31, 2020, any of which could have a material adverse effect on us.  The situation surrounding the COVID-19 pandemic and its impact continues to change rapidly and additional impacts that we are presently unaware of may arise.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

During the first quarter of fiscal 2020, we directly withheld shares for tax withholding purposes from restricted stock awarded to officers that vested during the period.  Common stock repurchases in the quarter ended June 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

4/01/2020 – 4/30/2020	--	--	--	--
5/01/2020 – 5/31/2020	2	$11.23	--	--
6/01/2020 – 6/30/2020	--	--	--	--
Total	2	$11.23	--	--

Item 6.	Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

10.1

Letter Agreement dated May 1, 2020, with respect to the continuing Letter of Credit Facility dated March 24, 2014, between the Company and HSBC Bank USA, National Association is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2020.

10.2

Pledge Agreement between the Company and HSBC Bank USA, National Association dated May 1, 2020 is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2020.

10.3

First Amendment to Credit Agreement dated May 1, 2020 between the Company and JPMorgan Chase Bank, N.A. is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 30, 2020.

#	10.4

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2021 is incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 9, 2020.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

	+ #	Exhibit filed with this report Management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: August 3, 2020