Form 10-Q
period 2020-09-30
GRAHAM CORP
filed 2020-10-30
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission File Number 1-08462

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

Yes  ☐   No  ☒

As of October 27, 2020, there were outstanding 9,976,893 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2020 and March 31, 2020 and for the Three and Six-Month Periods Ended September 30, 2020 and 2019

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$27,954	$21,643	$44,664	$42,236
Cost of products sold	20,261	16,695	35,403	32,574
Gross profit	7,693	4,948	9,261	9,662
Other expenses and income:
Selling, general and administrative	4,253	3,847	8,155	8,403
Selling, general and administrative – amortization	—	—	—	11
Other expense	—	—	—	523
Other income	(54)	(87)	(109)	(174)
Interest income	(26)	(363)	(120)	(762)
Interest expense	3	4	8	7
Total other expenses and income	4,176	3,401	7,934	8,008
Income before provision for income taxes	3,517	1,547	1,327	1,654
Provision for income taxes	773	342	401	367
Net income	$2,744	$1,205	$926	$1,287
Per share data
Basic:
Net income	$0.27	$0.12	$0.09	$0.13
Diluted:
Net income	$0.27	$0.12	$0.09	$0.13
Weighted average common shares outstanding:
Basic	9,977	9,883	9,936	9,869
Diluted	9,977	9,885	9,936	9,872
Dividends declared per share	$0.11	$0.11	$0.22	$0.21

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Net income	$2,744	$1,205	$926	$1,287
Other comprehensive income:
Foreign currency translation adjustment	146	(136)	155	(223)
Defined benefit pension and other postretirement plans net of income tax expense of $63 and $54 for the three months ended September 30, 2020 and 2019, respectively, and $124 and $109 for the six months ended September 30, 2020 and 2019, respectively	204	195	409	389
Total other comprehensive income	350	59	564	166
Total comprehensive income	$3,094	$1,264	$1,490	$1,453

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2020	2020
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$62,356	$32,955
Investments	5,500	40,048
Trade accounts receivable, net of allowances ($41 and $33 at September 30 and March 31, 2020, respectively)	19,276	15,400
Unbilled revenue	13,691	14,592
Inventories	20,615	22,291
Prepaid expenses and other current assets	1,378	906
Income taxes receivable	322	485
Total current assets	123,138	126,677
Property, plant and equipment, net	17,327	17,587
Prepaid pension asset	3,881	3,460
Operating lease assets	171	243
Other assets	105	153
Total assets	$144,622	$148,120
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$26	$40
Accounts payable	11,669	14,253
Accrued compensation	5,082	4,453
Accrued expenses and other current liabilities	3,867	3,352
Customer deposits	24,838	26,983
Operating lease liabilities	110	153
Total current liabilities	45,592	49,234
Finance lease obligations	45	55
Operating lease liabilities	53	82
Deferred income tax liability	988	721
Accrued pension liability	800	747
Accrued postretirement benefits	567	557
Total liabilities	48,045	51,396
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,780 and 10,689 shares issued and 9,977 and 9,881 shares outstanding at September 30 and March 31, 2020, respectively	1,078	1,069
Capital in excess of par value	26,866	26,361
Retained earnings	90,120	91,389
Accumulated other comprehensive loss	(8,992)	(9,556)
Treasury stock (803 and 808 shares at September 30 and March 31, 2020, respectively)	(12,495)	(12,539)
Total stockholders’ equity	96,577	96,724
Total liabilities and stockholders’ equity	$144,622	$148,120

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2020	2019
Operating activities:	(Dollar amounts in thousands)
Net income	$926	$1,287
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	972	980
Amortization	—	11
Amortization of actuarial losses	533	498
Equity-based compensation expense	494	412
Gain on disposal or sale of property, plant and equipment	3	—
Loss on sale of Energy Steel & Supply Co.	—	87
Deferred income taxes	191	119
(Increase) decrease in operating assets:
Accounts receivable	(3,820)	5,287
Unbilled revenue	901	(5,514)
Inventories	1,808	990
Prepaid expenses and other current and non-current assets	(456)	109
Income taxes receivable	163	233
Operating lease assets	75	138
Prepaid pension asset	(421)	(435)
Increase (decrease) in operating liabilities:
Accounts payable	(2,544)	(4,721)
Accrued compensation, accrued expenses and other current and non-current liabilities	1,214	(268)
Customer deposits	(2,285)	(1,116)
Operating lease liabilities	(75)	(64)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	63	52
Net cash used by operating activities	(2,258)	(1,915)
Investing activities:
Purchase of property, plant and equipment	(797)	(679)
Proceeds from disposal of property, plant and equipment	6	—
Proceeds from the sale of Energy Steel & Supply Co.	—	602
Purchase of investments	(31,603)	(82,414)
Redemption of investments at maturity	66,151	83,232
Net cash provided by investing activities	33,757	741
Financing activities:
Principal repayments on finance lease obligations	(24)	(25)
Principal repayments on long-term debt	(4,599)
Proceeds from the issuance of long-term debt	4,599
Dividends paid	(2,195)	(2,075)
Purchase of treasury stock	(23)	(230)
Net cash used by financing activities	(2,242)	(2,330)
Effect of exchange rate changes on cash	144	(187)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	29,401	(3,691)
Net decrease in cash classified within current assets held for sale	—	552
Net increase (decrease) in cash and cash equivalents	29,401	(3,139)
Cash and cash equivalents at beginning of period	32,955	15,021
Cash and cash equivalents at end of period	$62,356	$11,882

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2020	10,689	$1,069	$26,361	$91,389	$(9,556)	$(12,539)	$96,724
Comprehensive income				(1,818)	214		(1,604)
Issuance of shares	113	11	(11)				—
Forfeiture of shares	(22)	(2)	2				—
Dividends				(1,097)			(1,097)
Recognition of equity-based compensation expense			164				164
Purchase of treasury stock						(23)	(23)
Balance at June 30, 2020	10,780	1,078	26,516	88,474	(9,342)	(12,562)	94,164
Comprehensive income				2,744	350		3,094
Dividends				(1,098)			(1,098)
Recognition of equity-based compensation expense			330				330
Issuance of treasury stock			20			67	87
Balance at September 30, 2020	10,780	$1,078	$26,866	$90,120	$(8,992)	$(12,495)	$96,577

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2019	10,650	$1,065	$25,277	$93,847	$(8,833)	$(12,390)	$98,966
Cumulative effect of change in accounting principle				(80)			(80)
Comprehensive income				82	107		189
Issuance of shares	83	8	(8)				—
Forfeiture of shares	(34)	(3)	3				—
Dividends				(988)			(988)
Recognition of equity-based compensation expense			88				88
Purchase of treasury stock						(230)	(230)
Balance at June 30, 2019	10,699	1,070	25,360	92,861	(8,726)	(12,620)	97,945
Comprehensive income				1,205	59		1,264
Dividends				(1,087)			(1,087)
Recognition of equity-based compensation expense			324				324
Issuance of treasury stock			30			19	49
Balance at September 30, 2019	10,699	$1,070	$25,714	$92,979	$(8,667)	$(12,601)	$98,495

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

The Company's results of operations and cash flows for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2021 ("fiscal 2021").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Product Line	2020	2019	2020	2019
Heat transfer equipment	$13,307	$6,479	$23,980	$14,331
Vacuum equipment	9,381	8,733	11,932	14,263
All other	5,266	6,431	8,752	13,642
Net sales	$27,954	$21,643	$44,664	$42,236

Geographic Region
Asia	$4,529	$1,018	$9,692	$4,237
Canada	1,938	1,896	2,930	3,244
Middle East	988	512	1,437	1,285
South America	2,592	2,117	2,812	2,476
U.S.	17,252	15,731	26,690	30,179
All other	655	369	1,103	815
Net sales	$27,954	$21,643	$44,664	$42,236

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer.  Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time.  Revenue from contracts that is recognized upon shipment accounted for approximately 40% and 30% of revenue for the three-month periods ended September 30, 2020 and 2019, respectively, and revenue from contracts that is recognized over time accounted for approximately 60% and 70% of revenue for the three-month periods ended September 30, 2020 and 2019, respectively.  Revenue from contracts that is recognized upon shipment accounted for approximately 50% and 35% of revenue for the six-month periods ended September 30, 2020 and 2019, respectively, and revenue from contracts that is recognized over time accounted for approximately 50% and 65% of revenue for the six-month periods ended September 30, 2020 and 2019, respectively. During the six months ended September 30, 2020, revenue recognized over time as a percentage of total revenue was lower as compared with the prior year period due to limited production on large contracts during the first quarter of fiscal 2021 as a result of the COVID-19 pandemic.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2020	March 31, 2020	Change

Unbilled revenue (contract assets)	$13,691	$14,592	$(901)
Customer deposits (contract liabilities)	(24,838)	(26,983)	2,145
Net contract liabilities	$(11,147)	$(12,391)	$1,244

Contract liabilities at September 30, 2020 and March 31, 2020 include $2,420 and $3,660, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at September 30, 2020 and March 31, 2020, respectively.  Revenue recognized in the three and six months ended September 30, 2020 that was included in the contract liability balance at March 31, 2020 was $2,700 and $10,050, respectively.  Changes in the net contract liability balance during the six months ended September 30, 2020 were impacted by a $901 decrease in contract assets, of which $12,283 was due to contract progress offset by invoicing to customers of $13,184.  In addition, contract liabilities decreased $2,145 driven by revenue recognized in the current period that was included in the contract liability balance at March 31, 2020 offset by new customer deposits of $7,905.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,232 and $2,016 at September 30, 2020 and March 31, 2020, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $309 and $45 at September 30, 2020 and March 31, 2020, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $89 and $40 in the three months ended September 30, 2020 and 2019, respectively, and $251 and $86 in the six months ended September 30, 2020 and 2019, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of September 30, 2020, the Company had remaining unsatisfied performance obligations of $114,851.  The Company expects to recognize revenue on approximately 60% to 65% of the remaining performance obligations within one year, 15% to 20% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at September 30, 2020 are scheduled to mature on or before December 24, 2020.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	September 30,	March 31,
	2020	2020
Raw materials and supplies	$3,302	$3,061
Work in process	14,832	18,018
Finished products	2,481	1,212
Total	$20,615	$22,291

NOTE 5 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan") was approved by the Company’s stockholders at the Annual Meeting on August 11, 2020 and provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors.  The shares available for issuance include 112 remaining available shares under the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan").  As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan.  However, any previously outstanding award granted under the 2000 Plan remains subject to the terms of such plan until the time it is no longer outstanding.

 No restricted stock awards were granted in the three-month periods ended September 30, 2020 and 2019.  Restricted stock awards granted in the six-month periods ended September 30, 2020 and 2019 were 113 and 83, respectively.  Restricted shares of 54 and 40 granted to officers in fiscal 2021 and fiscal 2020, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 38 and 28 granted to officers and key employees in fiscal 2021 and fiscal 2020, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 21 and 15 granted to directors in fiscal 2021 and fiscal 2020, respectively, vest 100% on the first year anniversary of the grant date.  Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.  No stock option awards were granted in the three-month or six-month periods ended September 30, 2020 and 2019.

During the three months ended September 30, 2020 and 2019, the Company recognized equity-based compensation costs related to restricted stock awards of $316 and $313, respectively.  The income tax benefit recognized related to equity-based compensation was $73 and $69 for the three months ended September 30, 2020 and 2019, respectively.  During the six months ended September 30, 2020 and 2019, the Company recognized equity-based compensation costs related to restricted stock awards of $471 and $401, respectively.  The income tax benefit recognized related to equity-based compensation was $111 and $89 for the six months ended September 30, 2020 and 2019, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended September 30, 2020 and 2019, the Company recognized equity-based compensation costs of $14 and $11, respectively, related to the ESPP and $3 and $2, respectively, of related tax benefits.  During the six months ended September 30, 2020 and 2019, the Company recognized equity-based compensation costs of $23 and $11, respectively, related to the ESPP and $5 and $2, respectively, of related tax benefits.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic income per share
Numerator:
Net income	$2,744	$1,205	$926	$1,287
Denominator:
Weighted average common shares outstanding	9,977	9,883	9,936	9,869
Basic income per share	$0.27	$0.12	$0.09	$0.13
Diluted income per share
Numerator:
Net income	$2,744	$1,205	$926	$1,287
Denominator:
Weighted average common shares outstanding	9,977	9,883	9,936	9,869
Stock options outstanding	—	2	—	3
Weighted average common and potential common shares outstanding	9,977	9,885	9,936	9,872
Diluted income per share	$0.27	$0.12	$0.09	$0.13

Options to purchase a total of 37 and 4 shares of common stock were outstanding at September 30, 2020 and 2019, respectively, but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$305	$358	$359	$366
(Income) expense for product warranties	14	1	(5)	28
Product warranty claims paid	(11)	(11)	(46)	(46)
Balance at end of period	$308	$348	$308	$348

Income of $5 for product warranties in the six months ended September 30, 2020 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest paid was $8 and $7 in the six-month periods ended September 30, 2020 and 2019, respectively.  Income taxes (refunded) paid for the six months ended September 30, 2020 and 2019 were $(93) and $14, respectively.

In the six months ended September 30, 2020 and 2019, non-cash activities included the issuance of treasury stock valued at $87 and $49, respectively, to the Company’s ESPP.

At September 30, 2020 and 2019, there were $86 and $87, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 9 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$115	$124	$231	$248
Interest cost	303	323	606	646
Expected return on assets	(628)	(665)	(1,257)	(1,329)
Amortization of actuarial loss	260	242	520	484
Net pension cost	$50	$24	$100	$49

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2020 and does not expect to make any contributions to the plan for the balance of fiscal 2021.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost	$4	$6	$9	$11
Amortization of actuarial loss	7	7	13	14
Net postretirement benefit cost	$11	$13	$22	$25

The Company paid no benefits related to its postretirement benefit plan during the six months ended September 30, 2020.  The Company expects to pay benefits of approximately $77 for the balance of fiscal 2021.

The components of net periodic benefit cost other than service cost are included in the line item “Other income” in the Condensed Consolidated Statements of Income.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $160 and $124 on September 30, 2020 and March 31, 2020, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2020, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at either September 30, 2020 or March 31, 2020.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2020 and 2019 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2020	$(9,472)	$(84)	$(9,556)
Other comprehensive income before reclassifications	—	155	155
Amounts reclassified from accumulated other comprehensive loss	409	—	409
Net current-period other comprehensive income	409	155	564
Balance at September 30, 2020	$(9,063)	$71	$(8,992)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2019	$(8,947)	$114	$(8,833)
Other comprehensive loss before reclassifications	—	(223)	(223)
Amounts reclassified from accumulated other comprehensive loss	389	—	389
Net current-period other comprehensive income (loss)	389	(223)	166
Balance at September 30, 2019	$(8,558)	$(109)	$(8,667)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	September 30,
	2020		2019
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(267)	(1)	$(249)	(1)	Income before provision for income taxes
	(63)		(54)		Provision for income taxes
	$(204)		$(195)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Six Months Ended
	September 30,
	2020		2019
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(533)	(1)	$(498)	(1)	Income before provision for income taxes
	(124)		(109)		Provision for income taxes
	$(409)		$(389)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 9.

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

Management does not expect any recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company's consolidated financial statements.

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

In the first quarter of the fiscal year ended March 31, 2020 (which we refer to as "fiscal 2020"), we completed the sale of our commercial nuclear utility business, Energy Steel and Supply Co. ("Energy Steel").

Our current fiscal year (which we refer to as "fiscal 2021") ends March 31, 2021.

Highlights

Highlights for the three and six months ended September 30, 2020 include:

•

Net sales for the second quarter of fiscal 2021 were $27,954 up 29% compared with $21,643 for the second quarter of fiscal 2020.  Net sales for the first six months of fiscal 2021 were $44,664, up 6% compared with net sales of $42,236 for the first six months of fiscal 2020. Included in the first six months of fiscal 2020 were sales of $1,276 for our commercial nuclear utility business, which was sold in the first quarter of fiscal 2020.

•

Net income and income per diluted share for the second quarter of fiscal 2021 were $2,744 and $0.27, respectively, compared with $1,205 and $0.12, respectively, in the second quarter of fiscal 2020.  Net income and income per diluted share for the first six months of fiscal 2021 were $926 and $0.09, respectively, compared with net income of $1,287 and income per diluted share of $0.13 for the first six months of fiscal 2020.   Included in net income and income per diluted share for the first six months of fiscal 2020 was a loss of $893 and $0.09, respectively, for our commercial nuclear utility business, which was sold in the first quarter of fiscal 2020.

•

Results in the first half of fiscal 2021 were impacted by the COVID-19 pandemic.  During the first quarter, we purposely reduced production at our facility in Batavia, New York to proactively address the risk to our employees from the COVID-19 pandemic.  We began the first quarter at 10% of normal staffing capacity and gradually increased production, reaching to normal capacity by early June 2020.  On average, we were at approximately 50% of normal staffing capacity across the first quarter.  This reduction in staffing significantly affected our sales and earnings in such quarter, which negatively impacted the first six months of fiscal 2021.  Our staffing in the second quarter was back to normal levels.

•

Orders booked in the second quarter of fiscal 2021 were $34,974, compared with the second quarter of fiscal 2020 when orders booked were $32,552.  Orders booked in the first six months of fiscal 2021 were $46,442, compared with the first six months of fiscal 2020 when orders booked were $47,641.

•	Backlog was $114,851 at September 30, 2020, compared with $107,220 at June 30, 2020 and $112,389 at March 31, 2020.

•

Gross profit margin and operating margin for the second quarter of fiscal 2021 were 28% and 12%, respectively, compared with 23% and 5%, respectively, for the second quarter of fiscal 2020.  Gross profit margin and operating margin for the first six months of fiscal 2021 were 21% and 2%, respectively, compared with 23% and 2%, respectively, for the first six months of fiscal 2020.

•	Cash and short-term investments at September 30, 2020 were $67,856, compared with $73,003 at March 31, 2020.

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

Current Market Conditions

We continue to operate within disrupted energy and petrochemical markets (which we refer to as our “commercial markets”).  A slowdown in our commercial markets began during the latter part of fiscal 2020.  This slowdown was primarily caused by an excess supply of crude oil, which had a negative impact on commodity pricing.  The economic slowdown and corresponding reductions in demand for transportation fuel and petrochemical products caused by the ongoing COVID-19 global pandemic further adversely affected our commercial markets.  As a result of this combination of adverse supply-side and demand-side disruptions, our commercial customers have significantly reduced their operating budgets for products and services like those that we offer.  The timing and catalyst for a recovery in our commercial markets remains uncertain and we believe that in the near term the quantity of projects available for us to compete for will be fewer and that the pricing environment will continue to be challenging.

Over the long-term, however, we expect that population growth, an expanding global middle class and an increasing desire for more industrial products will drive increased demand for chemical and petrochemical products.  Moreover, once global economies return to stable growth, we expect investment in new global chemical and petrochemical capacity will resume and that such investments will drive growth in demand for our products and services.

Energy markets, in particular crude oil refining, are undergoing a more fundamental evolution.  We believe that systemic changes in the energy markets are being driven, in part, by the increasing use by consumers of alternative fuels in lieu of fossil fuel.  As a result, we anticipate demand growth for fossil-based fuels will be less than the global GDP growth rate and that crude oil refiners will focus new investments toward the installed base, and that inefficient refineries will close and new refining capacity will be co-located where fuels and petrochemicals are produced.  We also anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility, improve conversion of oil to refined products) to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities) will continue to drive demand for our products and services.

Demand for our products in the defense industry is related to the naval nuclear propulsion market which is tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards contracted by the U.S. Navy.  We expect growth in our naval nuclear propulsion business will result from our strategic actions to increase our market share, our successful performance, and expected demand increases.  The economic slowdown caused by the COVID-19 pandemic has not adversely effected demand for our products or services in the naval market.

The chart below shows the impact of our successful diversification strategy into multiple U.S. Navy defense platforms.  Our U.S. Navy defense business, which began with our entry into the nuclear carrier program and expanded into both the Virginia and Columbia class nuclear submarine programs, made up 50% of our total backlog at September 30, 2020.  Each vessel platform has made up at least 10% of our total backlog for the past three years.  We believe this diversification is especially beneficial when our commercial markets are weak, as is presently the case.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$27,954	$21,643	$44,664	$42,236
Gross profit	$7,693	$4,948	$9,261	$9,662
Gross profit margin	28%	23%	21%	23%
SG&A expense (1)	$4,253	$3,847	$8,155	$8,414
SG&A as a percent of sales	15%	18%	18%	20%
Net income	$2,744	$1,205	$926	$1,287
Diluted income per share	$0.27	$0.12	$0.09	$0.13
Total assets	$144,622	$146,464	$144,622	$146,464
Total assets excluding cash, cash equivalents and investments	$76,766	$72,668	$76,766	$72,668

(1)	Selling, general and administrative expense is referred to as "SG&A".

The Second Quarter and First Six Months of Fiscal 2021 Compared With the Second Quarter and First Six Months of Fiscal 2020

Sales for the second quarter of fiscal 2021 were $27,954, a 29% increase compared with $21,643 for the second quarter of fiscal 2020.  Our domestic sales, as a percentage of aggregate product sales, were 62% in the second quarter of fiscal 2021 compared with 73% in the second quarter of fiscal 2020.  Domestic sales year-over-year increased $1,521, or 10%.  International sales increased $4,790, or 81%, in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020.  Sales in the three months ended September 30, 2020 were 37% to the refining industry, 19% to the chemical and petrochemical industries, 34% for the defense (U.S. Navy) industry, and 10% to other commercial and industrial applications.  Sales in the three months ended September 30, 2019 were 29% to the refining industry, 48% to the chemical and petrochemical industries, 12% for the defense (U.S. Navy) industry, and 11% to other commercial and industrial applications.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing, quantity, and value of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first six months of fiscal 2021 were $44,664, an increase of $2,428, or 6% compared with $42,236 for the first six months of fiscal 2020.  Our domestic sales, as a percentage of aggregate product sales, were 60% in the first six months of fiscal 2021 compared with 71% in the same period in fiscal 2020.  Domestic sales decreased $3,489, or 12%, while international sales increased by $5,917, or 49%, each as compared with the same prior year period.  International sales accounted for 40% and 29% of total sales for the first six months of fiscal 2021 and fiscal 2020, respectively.  Sales in the six months ended September 30, 2020 were 29% to the refining industry, 30% to the chemical and petrochemical industries, 29% for the defense industry (U.S. Navy), and 12% to other commercial and industrial applications.  Sales in the six months ended September 30, 2019 were 33% to the refining industry, 42% to the chemical and petrochemical industries, 11% for the defense (U.S. Navy) industry, and 14% to other commercial and industrial applications.

Gross profit margin for the second quarter of fiscal 2021 was 28% compared with 23% for the second quarter of fiscal 2020.  Gross profit for the second quarter of fiscal 2021 increased 55% compared with fiscal 2020, to $7,693 from $4,948.  The increase in gross profit was driven by higher volume, which was due to increased throughput at our Batavia facility, as well as, accelerated conversion at our global fabrication partner’s facilities and the completion of a materials only order.

Gross profit margin for the first six months of fiscal 2021 was 21% compared with 23% for the first six months of fiscal 2020. Gross profit for the first six months of fiscal 2021 decreased 4% compared with the first six months of fiscal 2020, to $9,261 from $9,662.  Gross profit margin in the first six months of fiscal 2021 was adversely impacted by the underutilization of our Batavia facility in the first quarter as a result of the COVID-19 pandemic.

SG&A expenses as a percent of sales for the three and six-month periods ended September 30, 2020 were 15% and 18%, respectively.  SG&A expenses in the second quarter of fiscal 2021 were $4,253, an increase of $406 compared with SG&A expenses of $3,847 in the second quarter of fiscal 2020.  SG&A expenses in the first six months of fiscal 2021 were $8,155, a decrease of $259 compared with SG&A expenses of $8,414 in the first six months of fiscal 2020.  Included in the first six months of fiscal 2020, was $621 for the divested commercial nuclear utility business.

Interest income for the three and six-month periods ended September 30, 2020 was $26 and $120, respectively, compared with $363 and $762, respectively, for the same periods ended September 30, 2019.  The decrease in interest income is due to market investment rates, which are significantly lower when compared with rates a year ago.  Interest expense for the three and six-month periods ended September 30, 2020 was $3 and $8, respectively, compared with $4 and $7, respectively, for the same periods ended September 30, 2019.

Our effective tax rate for each of the three and six-month periods ended September 30, 2020 was 22% and 30%, respectively.  The effective tax rate for each of the three and six-month periods ended September 30, 2019 was 22%.  The higher six-month tax rate in fiscal 2021 was due to the loss we incurred in the first quarter of fiscal 2021.  Our effective tax rate for the full fiscal year is expected to be closer to 22%.

Net income and income per diluted share for the second quarter of fiscal 2021 were $2,744 and $0.27, respectively, compared with $1,205 and $0.12, respectively, in the second quarter of fiscal 2020.  Net income and income per diluted share for the first six months of fiscal 2021 were $926 and $0.09, respectively, compared with net income of $1,287 and income per diluted share of $0.13 for the first six months of fiscal 2020.   Included in net income and income per diluted share for the first six months of fiscal 2020 was a loss of $893 and $0.09, respectively, for our commercial nuclear utility business, which was sold in the first quarter of fiscal 2020.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	September 30,	March 31,
	2020	2020
Cash and investments	$67,856	$73,003
Working capital	77,546	77,443
Working capital ratio(1)	2.7	2.6
Working capital excluding cash and investments	9,690	4,440
Working capital excluding cash and investments as a percent of net sales(2)	10.4%	4.9%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash used by operating activities for the first six months of fiscal 2021 was $2,258, compared with cash usage of $1,915 for the first six months of fiscal 2020.  The cash usage comparison year over year was attributable primarily to an increase in accounts receivable, mostly offset by a decrease in unbilled revenue due to timing.  The increase in working capital excluding cash and investments as a percent of net sales was due to timing of working capital.

Dividend payments and capital expenditures in the first six months of fiscal 2021 were $2,195 and $797, respectively, compared with $2,075 and $679, respectively, for the first six months of fiscal 2020.

Capital expenditures for fiscal 2021 are expected to be between approximately $2,000 and $2,500.

Cash and investments were $67,856 on September 30, 2020 compared with $73,003 on March 31, 2020, down $5,146.

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

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $25,000, including letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $25,000, for total availability of $50,000.  Borrowings under this credit facility are secured by all of our assets.  We have a $14,000 line of credit with HSBC, N.A. ("HSBC") secured by certain of our deposit accounts with HSBC.  Letters of credit outstanding on September 30, 2020 and March 31, 2020 were $17,161 and $13,328, respectively.  The outstanding letters of credit as of September 30, 2020 were issued by JP Morgan Chase and HSBC.  There were no other amounts outstanding on our credit facilities at September 30, 2020 and March 31, 2020.  The borrowing rate under our JP Morgan Chase facility as of September 30,

2020 was the bank’s prime rate, or 3.25%.  Availability under the JP Morgan Chase and HSBC lines of credit was $21,839 and $21,672, respectively, at September 30, 2020 and March 31, 2020, respectively.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended September 30, 2020 were $34,974, net of a change order reduction of $1,264, compared with $32,552 for the same period last year.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 46% of total orders, or $16,117, and international orders were 54% of total orders, or $18,857, in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 when domestic orders were 33%, or $10,759, of total orders, and international orders were 67%, or $21,793, of total orders.

During the first six months of fiscal 2021, orders were $46,442, compared with $47,641 for the same period of fiscal 2020.  Domestic orders were 42% of total orders, or $19,349, and international orders were 58% of total orders, or $27,093, in the first six months of fiscal 2021 compared with the same period of fiscal 2020 when domestic orders were 46%, or $21,916, of total orders, and international orders were 54%, or $25,725, of total orders.

Backlog was $114,851 at September 30, 2020, compared with $107,220 on June 30, 2020, and $112,389 at March 31, 2020.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 60% to 65% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the backlog that is expected to convert beyond twelve months is for the defense industry, specifically the U.S. Navy.  At September 30, 2020, 37% of our backlog was attributable to equipment for refinery project work, 9% for chemical and petrochemical projects, 50% for defense (U.S. Navy) projects and 4% for other commercial and industrial applications.  At September 30, 2019, 32% of our backlog was attributable to equipment for refinery project work, 16% for chemical and petrochemical projects, 48% for U.S. Navy projects and 4% for power and other industrial applications.  We had two projects totaling $3,165 cancelled in fiscal 2020 and a third project of $654 cancelled in the first six months of fiscal 2021.  At September 30, 2020, we had two projects totaling $562 on hold.

Outlook

Capital spending in the energy markets we serve began to decrease during the second half of fiscal 2020 and the pace of activity materially contracted as COVID-19 became a global pandemic in the fourth quarter of fiscal 2020.  The weak energy markets have continued into fiscal 2021 and are particularly evident in our North American markets.  As a result, our overall bidding activity has slowed.  There has also been a shift toward more opportunities in emerging markets.  At September 30, 2020, 50% of our backlog was for the defense industry, specifically the U.S. Navy.  Our pipeline for the U.S. Navy continues to be robust, but quarterly fluctuations in order levels will occur due to the size and timing of release of the U.S. Navy projects.  Defense programs in backlog are planned to deliver $20 to $30 million per year of revenue in fiscal 2021 and beyond.

Near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and the geopolitical imbalance of supply.  Although we do not know when the COVID-19 pandemic will end or when the supply imbalance will subside, we continue to believe that the energy and petrochemical markets provide long-term growth opportunities for our products and services.  Coupled with our diversification strategy into the defense industry, we remain confident in our ability to achieve the long-term goal of significantly growing our business.  We have invested in capacity to serve our commercial customers as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.

Our expectations for sales and profitability in fiscal 2021 assume that we are able to operate our production facility in Batavia, New York at or near normal capacity for the last two quarters of fiscal 2021 without any additional COVID-19 related reductions in production capacity.  In our first quarter of fiscal 2021, our production capability was significantly reduced due to the COVID-19 pandemic.  Our production was at approximately 50% of normal production across the first quarter of fiscal 2021.  Our production capacity returned to a normal level in the second quarter of fiscal 2021.  Our outlook is based upon the assumption that we are able to operate our production facility, have access to the global supply chain, including our subcontractors, with minimal or no disruptions, whether as a result of the COVID-19 pandemic or any other circumstances.

We project that approximately 60% to 65% of our $114,851 backlog at September 30, 2020 will convert to sales over the next twelve months.  We expect the remaining backlog will convert beyond twelve months, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.  We had two projects totaling $3,165 cancelled in fiscal 2020 and a third project of $654 cancelled in the first six months of fiscal 2021.  At September 30, 2020, we had two projects totaling $562 on hold by our customers.  In addition, we have three projects which have been delayed by our customers due to COVID-19 and related energy market dynamics, and we therefore expect revenue of $4,118 to be delayed beyond fiscal 2021.  None of these amounts changed during the second quarter of fiscal 2021.

We expect fiscal year 2021 revenue to be between $90,000 and $95,000, gross profit margin to be in the 22% to 24% range and SG&A expenses to be between $17,000 and $17,500.  We expect interest income to be de minimis, given the low market rates on short term cash and investments.  Our effective tax rate during fiscal 2021 is expected to be approximately 22%.  This outlook incorporates the very challenged first quarter which we experienced as a result of the COVID-19 pandemic, and assumes that we are able to continue to operate near normal capacity for the last six months of fiscal 2021.

Cash flow was negative in the first six months of fiscal 2021, however, we expect positive cash flow from operations for the remainder of fiscal 2021.

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

As of September 30, 2020, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2020 or March 31, 2020, other than letters of credit.

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

Foreign Currency

International consolidated sales for the three and six months ended September 30, 2020 were 38% and 40%, respectively, of total sales compared with 27% and 29%, respectively, for the same periods of fiscal 2020.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and six months of fiscal 2021 and fiscal 2020, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In each of the three and six months ended September 30, 2020, our purchases in foreign currencies represented 2% of cost of products sold.  In the three and six months ended September 30, 2019, our purchases in foreign currencies represented 0% and 1% of cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of September 30, 2020 and March 31, 2020, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e. suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At September 30, 2020, we had two projects totaling $562 on hold by our customers.

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

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2020

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Except as stated below, there have been no material changes from the risk factors previously disclosed in Part I – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2020.

Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health pandemics, including the ongoing COVID-19 pandemic.

Our business, financial condition and results of operations have been and may continue to be adversely affected if the COVID-19 pandemic, or another global health crisis, impacts our employees, suppliers, customers, financing sources or others’ ability to conduct business or negatively affects consumer and business confidence or the global economy. The COVID-19 pandemic has affected large segments of the global economy, including the markets we operate in, since the fourth quarter of fiscal 2020.  In response to the COVID-19 pandemic, beginning in late March 2020, we reduced staffing at our facility in Batavia, New York. We began the first quarter of fiscal 2021 at 10% of normal staffing capacity and gradually increased to normal capacity by early June 2020 while applying numerous new health and safety protocols for those working on site.

The pandemic and any additional preventative or protective actions that governments or we may take in response to the COVID-19 pandemic may have a material adverse effect on our business or our suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand or customers’ ability to make payments.  We have and may continue to experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implementing further precautionary measures to protect the health of our workforce, increased project cancellations or projects put on hold, access to supplies, capital, and fundamental support services (such as shipping and transportation). During the first quarter of fiscal 2021 we had two projects on hold, one project cancelled, and three projects delayed by our customers due to the COVID-19 pandemic and related energy market dynamics. Any resulting financial impact from the pandemic cannot be fully estimated at this time, but may materially affect our business, financial condition or results of operations.  The extent to which the COVID-19 pandemic affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the pandemic or treat its impact, among others.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A - Risk Factors of our Form 10-K for the fiscal year ended March 31, 2020, any of which could have a material adverse effect on us.  The situation surrounding the COVID-19 pandemic and its impact continue to change rapidly and additional impacts that we are presently unaware of may arise.

Item 6.	Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

+	10.1

First Amendment to the Letter Agreement dated May 1, 2020 with respect to the continuing Letter of Credit Facility dated March 24, 2014, between the Company and HSBC Bank USA, National Association, effective as of August 23, 2020.

+	10.2	Pledge Agreement between the Company and HSBC Bank USA, National Association dated August 13, 2020.

#	10.3

Graham Corporation Annual Executive Cash Bonus Program in effect for the fiscal year ending March 31, 2021 is incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 11, 2020.

+#	10.4	2020 Graham Corporation Equity Incentive Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). + Exhibit filed with this report # Management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: October 30, 2020