Form 10-Q
period 2020-12-31
GRAHAM CORP
filed 2021-02-01
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Yes  ☐   No  ☒

As of January 27, 2021, there were outstanding 9,988,668 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2020 and March 31, 2020 and for the Three and Nine-Month Periods Ended December 31, 2020 and 2019

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$27,154	$25,286	$71,818	$67,522
Cost of products sold	20,927	21,242	56,330	53,816
Gross profit	6,227	4,044	15,488	13,706
Other expenses and income:
Selling, general and administrative	4,936	4,441	13,091	12,844
Selling, general and administrative – amortization	—	—	—	11
Other expense	—	—	—	523
Other income	(55)	(87)	(164)	(261)
Interest income	(23)	(318)	(143)	(1,080)
Interest expense	1	2	9	9
Total other expenses and income	4,859	4,038	12,793	12,046
Income before provision for income taxes	1,368	6	2,695	1,660
Provision (benefit) for income taxes	308	(3)	709	364
Net income	$1,060	$9	$1,986	$1,296
Per share data
Basic:
Net income	$0.11	$—	$0.20	$0.13
Diluted:
Net income	$0.11	$—	$0.20	$0.13
Weighted average common shares outstanding:
Basic	9,977	9,884	9,950	9,874
Diluted	9,977	9,888	9,950	9,877
Dividends declared per share	$0.11	$0.11	$0.33	$0.32

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Net income	$1,060	$9	$1,986	$1,296
Other comprehensive income:
Foreign currency translation adjustment	261	88	416	(135)
Defined benefit pension and other postretirement plans net of income tax expense of $61 and $55 for the three months ended December 31, 2020 and 2019, respectively, and $185 and $164 for the nine months ended December 31, 2020 and 2019, respectively	205	194	614	583
Total other comprehensive income	466	282	1,030	448
Total comprehensive income	$1,526	$291	$3,016	$1,744

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2020	2020
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$63,792	$32,955
Investments	5,500	40,048
Trade accounts receivable, net of allowances ($30 and $33 at December 31 and March 31, 2020, respectively)	19,884	15,400
Unbilled revenue	14,950	14,592
Inventories	17,463	22,291
Prepaid expenses and other current assets	1,004	906
Income taxes receivable	604	485
Total current assets	123,197	126,677
Property, plant and equipment, net	17,457	17,587
Prepaid pension asset	4,091	3,460
Operating lease assets	135	243
Other assets	106	153
Total assets	$144,986	$148,120
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$21	$40
Accounts payable	15,753	14,253
Accrued compensation	5,410	4,453
Accrued expenses and other current liabilities	4,123	3,352
Customer deposits	19,115	26,983
Operating lease liabilities	80	153
Total current liabilities	44,502	49,234
Finance lease obligations	39	55
Operating lease liabilities	45	82
Deferred income tax liability	1,668	721
Accrued pension liability	827	747
Accrued postretirement benefits	572	557
Total liabilities	47,653	51,396
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,779 and 10,689 shares issued and 9,976 and 9,881 shares outstanding at December 31 and March 31, 2020, respectively	1,078	1,069
Capital in excess of par value	27,193	26,361
Retained earnings	90,083	91,389
Accumulated other comprehensive loss	(8,526)	(9,556)
Treasury stock (803 and 808 shares at December 31 and March 31, 2020, respectively)	(12,495)	(12,539)
Total stockholders’ equity	97,333	96,724
Total liabilities and stockholders’ equity	$144,986	$148,120

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2020	2019
Operating activities:	(Dollar amounts in thousands)
Net income	$1,986	$1,296
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,458	1,468
Amortization	—	11
Amortization of actuarial losses	799	747
Equity-based compensation expense	821	731
Gain on disposal or sale of property, plant and equipment	3	(2)
Loss on sale of Energy Steel & Supply Co.	—	87
Deferred income taxes	776	33
(Increase) decrease in operating assets:
Accounts receivable	(4,220)	(438)
Unbilled revenue	(284)	(6,799)
Inventories	4,999	4,225
Prepaid expenses and other current and non-current assets	(76)	(7)
Income taxes receivable	(119)	301
Operating lease assets	116	176
Prepaid pension asset	(631)	(653)
Increase (decrease) in operating liabilities:
Accounts payable	1,401	(3,036)
Accrued compensation, accrued expenses and other current and non-current liabilities	1,754	(299)
Customer deposits	(8,092)	(1,938)
Operating lease liabilities	(116)	(101)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	95	79
Net cash provided (used) by operating activities	670	(4,119)
Investing activities:
Purchase of property, plant and equipment	(1,462)	(1,389)
Proceeds from disposal of property, plant and equipment	6	2
Proceeds from the sale of Energy Steel & Supply Co.	—	602
Purchase of investments	(37,103)	(141,414)
Redemption of investments at maturity	71,651	145,146
Net cash provided by investing activities	33,092	2,947
Financing activities:
Principal repayments on finance lease obligations	(35)	(38)
Principal repayments on long-term debt	(4,599)	—
Proceeds from the issuance of long-term debt	4,599	—
Issuance of common stock	—	24
Dividends paid	(3,292)	(3,163)
Purchase of treasury stock	(23)	(230)
Net cash used by financing activities	(3,350)	(3,407)
Effect of exchange rate changes on cash	425	(143)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	30,837	(4,722)
Net decrease in cash classified within current assets held for sale	—	552
Net increase (decrease) in cash and cash equivalents	30,837	(4,170)
Cash and cash equivalents at beginning of period	32,955	15,021
Cash and cash equivalents at end of period	$63,792	$10,851

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2020	10,689	$1,069	$26,361	$91,389	$(9,556)	$(12,539)	$96,724
Comprehensive income				(1,818)	214		(1,604)
Issuance of shares	113	11	(11)				—
Forfeiture of shares	(22)	(2)	2				—
Dividends				(1,097)			(1,097)
Recognition of equity-based compensation expense			164				164
Purchase of treasury stock						(23)	(23)
Balance at June 30, 2020	10,780	1,078	26,516	88,474	(9,342)	(12,562)	94,164
Comprehensive income				2,744	350		3,094
Dividends				(1,098)			(1,098)
Recognition of equity-based compensation expense			330				330
Issuance of treasury stock			20			67	87
Balance at September 30, 2020	10,780	1,078	26,866	90,120	(8,992)	(12,495)	96,577
Comprehensive income				1,060	466		1,526
Forfeiture of shares	(1)						—
Dividends				(1,097)			(1,097)
Recognition of equity-based compensation expense			327				327
Balance at December 31, 2020	10,779	$1,078	$27,193	$90,083	$(8,526)	$(12,495)	$97,333

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

The Company's results of operations and cash flows for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2021 ("fiscal 2021").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Product Line	2020	2019	2020	2019
Heat transfer equipment	$8,165	$7,062	$32,145	$21,394
Vacuum equipment	14,969	12,969	26,901	27,232
All other	4,020	5,255	12,772	18,896
Net sales	$27,154	$25,286	$71,818	$67,522

Geographic Region
Asia	$11,211	$723	$20,903	$4,960
Canada	1,874	2,666	4,804	5,910
Middle East	806	7,498	2,243	8,783
South America	2,426	808	5,238	3,284
U.S.	10,716	13,409	37,406	43,589
All other	121	182	1,224	996
Net sales	$27,154	$25,286	$71,818	$67,522

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer.  Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time.  Revenue from contracts that is recognized upon shipment accounted for approximately 40% and 20% of revenue for the three-month periods ended December 31, 2020 and 2019, respectively, and revenue from contracts that is recognized over time accounted for approximately 60% and 80% of revenue for the three-month periods ended December 31, 2020 and 2019, respectively.  Revenue from contracts that is recognized upon shipment accounted for approximately 50% and 30% of revenue for the nine-month periods ended December 31, 2020 and 2019, respectively, and revenue from contracts that is recognized over time accounted for approximately 50% and 70% of revenue for the nine-month periods ended December 31, 2020 and 2019, respectively. During the nine months ended December 31, 2020, revenue recognized over time as a percentage of total revenue was lower as compared with the prior year period due to limited production on large contracts during the first quarter of fiscal 2021 as a result of the COVID-19 pandemic, as well as the completion of two large projects in China which did not meet the criteria for recognizing revenue over time.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2020	March 31, 2020	Change

Unbilled revenue (contract assets)	$14,950	$14,592	$358
Customer deposits (contract liabilities)	(19,115)	(26,983)	7,868
Net contract liabilities	$(4,165)	$(12,391)	$8,226

Contract liabilities at December 31, 2020 and March 31, 2020 include $3,290 and $3,660, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at December 31, 2020 and March 31, 2020, respectively.  Revenue recognized in the three and nine months ended December 31, 2020 that was included in the contract liability balance at March 31, 2020 was $5,518 and $15,568, respectively.  Changes in the net contract liability balance during the nine months ended December 31, 2020 were impacted by a $358 increase in contract assets, of which $27,109 was due to contract progress offset by invoicing to customers of $26,751.  In addition, contract liabilities increased $7,868 driven by revenue recognized in the current period that was included in the contract liability balance at March 31, 2020 offset by new customer deposits of $7,700.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,840 and $2,016 at December 31, 2020 and March 31, 2020, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $60 and $45 at December 31, 2020 and March 31, 2020, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $309 and $53 in the three months ended December 31, 2020 and 2019, respectively, and $561 and $139 in the nine months ended December 31, 2020 and 2019, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of December 31, 2020, the Company had remaining unsatisfied performance obligations of $149,736.  The Company expects to recognize revenue on approximately 45% to 50% of the remaining performance obligations within one year, 20% to 25% in one to two years and the remaining beyond two years.

NOTE 3 – INVESTMENTS:

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.  All investments held by the Company at December 31, 2020 are scheduled to mature on or before March 25, 2021.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	December 31,	March 31,
	2020	2020
Raw materials and supplies	$3,389	$3,061
Work in process	12,386	18,018
Finished products	1,688	1,212
Total	$17,463	$22,291

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

 No restricted stock awards were granted in the three-month periods ended December 31, 2020 and 2019.  Restricted stock awards granted in the nine-month periods ended December 31, 2020 and 2019 were 113 and 83, respectively.  Restricted shares of 54 and 40 granted to officers in fiscal 2021 and fiscal 2020, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 38 and 28 granted to officers and key employees in fiscal 2021 and fiscal 2020, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 21 and 15 granted to directors in fiscal 2021 and fiscal 2020, respectively, vest 100% on the first year anniversary of the grant date.  Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.  No stock option awards were granted in the three-month or nine-month periods ended December 31, 2020 and 2019.

During the three months ended December 31, 2020 and 2019, the Company recognized equity-based compensation costs related to restricted stock awards of $312 and $308, respectively.  The income tax benefit recognized related to equity-based compensation was $72 and $67 for the three months ended December 31, 2020 and 2019, respectively.  During the nine months ended December 31, 2020 and 2019, the Company recognized equity-based compensation costs related to restricted stock awards of $783 and $709, respectively.  The income tax benefit recognized related to equity-based compensation was $183 and $156 for the nine months ended December 31, 2020 and 2019, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended December 31, 2020 and 2019, the Company recognized equity-based compensation costs of $15 and $11, respectively, related to the ESPP and $4 and $3, respectively, of related tax benefits.  During the nine months ended December 31, 2020 and 2019, the Company recognized equity-based compensation costs of $38 and $22, respectively, related to the ESPP and $9 and $5, respectively, of related tax benefits.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Basic income per share
Numerator:
Net income	$1,060	$9	$1,986	$1,296
Denominator:
Weighted average common shares outstanding	9,977	9,884	9,950	9,874
Basic income per share	$0.11	$—	$0.20	$.13
Diluted income per share
Numerator:
Net income	$1,060	$9	$1,986	$1,296
Denominator:
Weighted average common shares outstanding	9,977	9,884	9,950	9,874
Stock options outstanding	—	4	—	3
Weighted average common and potential common shares outstanding	9,977	9,888	9,950	9,877
Diluted income per share	$0.11	$—	$0.20	$0.13

Options to purchase a total of 37 shares of common stock were outstanding at December 31, 2020 but were not included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Balance at beginning of period	$308	$348	$359	$366
Expense for product warranties	28	67	23	96
Product warranty claims paid	(21)	(3)	(67)	(50)
Balance at end of period	$315	$412	$315	$412

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest paid was $9 in each of the nine-month periods ended December 31, 2020 and 2019.  Income taxes paid for the nine months ended December 31, 2020 and 2019 were $51 and $27, respectively.

In the nine months ended December 31, 2020 and 2019, non-cash activities included the issuance of treasury stock valued at $87 and $49, respectively, to the Company’s ESPP.

At December 31, 2020 and 2019, there were $37 and $10, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

NOTE 9 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$115	$124	$346	$372
Interest cost	303	322	909	968
Expected return on assets	(628)	(663)	(1,885)	(1,992)
Amortization of actuarial loss	259	242	779	726
Net pension cost	$49	$25	$149	$74

The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2020 and does not expect to make any contributions to the plan for the balance of fiscal 2021.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Interest cost	$4	$5	$13	$16
Amortization of actuarial loss	7	7	20	21
Net postretirement benefit cost	$11	$12	$33	$37

The Company paid no benefits related to its postretirement benefit plan during the nine months ended December 31, 2020.  The Company expects to pay benefits of approximately $77 for the balance of fiscal 2021.

The components of net periodic benefit cost other than service cost are included in the line item “Other income” in the Condensed Consolidated Statements of Income.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $138 and $124 on December 31, 2020 and March 31, 2020, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption “Accrued compensation” as a current liability in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2020, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at either December 31, 2020 or March 31, 2020.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2020 and 2019 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2020	$(9,472)	$(84)	$(9,556)
Other comprehensive income before reclassifications	—	416	416
Amounts reclassified from accumulated other comprehensive loss	614	—	614
Net current-period other comprehensive income	614	416	1,030
Balance at December 31, 2020	$(8,858)	$332	$(8,526)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2019	$(8,947)	$114	$(8,833)
Other comprehensive loss before reclassifications	—	(135)	(135)
Amounts reclassified from accumulated other comprehensive loss	583	—	583
Net current-period other comprehensive income (loss)	583	(135)	448
Balance at December 31, 2019	$(8,364)	$(21)	$(8,385)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	December 31,
	2020		2019
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(266)	(1)	$(249)	(1)	Income before provision for income taxes
	(61)		(55)		Provision for income taxes
	$(205)		$(194)		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Nine Months Ended
	December 31,
	2020		2019
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(799)	(1)	$(747)	(1)	Income before provision for income taxes
	(185)		(164)		Provision for income taxes
	$(614)		$(583)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 9.

NOTE 13 – DEBT:

On December 2, 2020, the Company entered into a new revolving credit facility agreement with JPMorgan Chase Bank, N.A. that provides a $22,000 line of credit, expandable at the Company’s option and upon the bank’s approval at any time up to $37,000, including a $7,000 commitment for letters of credit and bank guarantees.  The agreement has a one year term. This facility replaced the previous facility with JPMorgan Chase Bank, N.A.

At the Company’s option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank’s prime rate; or (ii) a rate equal to LIBOR plus 1.75%.  Amounts available for borrowing under the agreement are subject to an unused commitment fee of 0.375%.

Outstanding letters of credit under the agreement are subject to a fee of 0.75%.  The agreement requires the Company to secure outstanding letters of credit with cash and cash equivalents and investments.

Under the new revolving credit facility, the Company covenants to maintain a maximum funded debt to EBITDA (as defined in the agreement) ratio of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes to interest ratio of 4.0 to 1.0. The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a maximum funded debt to EBITDA ratio of greater than 2.0 to 1.0.  The Company was in compliance with all such provisions as of December 31, 2020.

On October 28, 2020, the Company entered into a letter agreement to amend the letter of credit facility agreement with HSBC Bank USA, N.A.  The letter agreement increases the letter of credit facility from $14,000 to $15,000 and requires the Company to secure outstanding letters of credit with cash and cash equivalents and investments.  Outstanding letters of credit under the agreement are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit.

Availability for borrowings and letters of credit was $15,000 and $4,900, respectively, under the JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A. facilities at December 31, 2020.  At March 31, 2020 availability was $21,672 under the previous facilities.

NOTE 14 – OTHER EXPENSE:

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

Highlights

Highlights for the three and nine months ended December 31, 2020 include:

•

Net sales for the third quarter of fiscal 2021 were $27,154, up 7% compared with $25,286 for the third quarter of fiscal 2020.  Net sales for the first nine months of fiscal 2021 were $71,818, up 6% compared with net sales of $67,522 for the first nine months of fiscal 2020.  Included in the first nine months of fiscal 2020 were sales of $1,276 for our commercial nuclear utility business, which was sold in the first quarter of fiscal 2020.

•

Net income and income per diluted share for the third quarter of fiscal 2021 were $1,060 and $0.11, respectively, compared with $9 and $0, respectively, in the third quarter of fiscal 2020.  Net income and income per diluted share for the first nine months of fiscal 2021 were $1,986 and $0.20, respectively, compared with net income of $1,296 and income per diluted share of $0.13 for the first nine months of fiscal 2020.  Included in net income and income per diluted share for the first nine months of fiscal 2020 was a loss of $893 and $0.09, respectively, for our commercial nuclear utility business, which was sold in the first quarter of fiscal 2020.

•

Results for the first nine months of fiscal 2021 were impacted by the COVID-19 pandemic.  During the first quarter, we purposely reduced production at our facility in Batavia, New York to proactively address the risk to our employees from the COVID-19 pandemic.  We began the first quarter at 10% of normal staffing capacity and gradually increased production, returning to normal capacity by early June 2020.  On average, we were at approximately 50% of normal staffing capacity across the first quarter.  While the second quarter staffing was at expected levels, we did have a significant increase in COVID-19 related employee absences in the third quarter.  This reduction in staffing adversely affected our sales and earnings in such quarters, which negatively impacted the first nine months of fiscal 2021.

•

Orders booked in the third quarter of fiscal 2021 were $61,753, compared with the third quarter of fiscal 2020 when orders booked were $20,057.  Orders booked in the first nine months of fiscal 2021 were $108,195, compared with the first nine months of fiscal 2020 when orders booked were $67,698.

•	Backlog was a record $149,736 at December 31, 2020, compared with $114,851 at September 30, 2020 and $112,389 at March 31, 2020.

•

Gross profit margin and operating margin for the third quarter of fiscal 2021 were 23% and 5%, respectively, compared with 16% and (2%), respectively, for the third quarter of fiscal 2020.  Gross profit margin and operating margin for the first nine months of fiscal 2021 were 22% and 3%, respectively, compared with 20% and 0%, respectively, for the first nine months of fiscal 2020.

•	Cash and short-term investments at December 31, 2020 were $69,292, compared with $67,856 at September 30, 2020 and $73,003 at March 31, 2020.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements.  Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for fiscal 2020 and under Part II, Item 1A of this Form 10-Q.

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

Current Market Conditions

The ongoing slowdown in our energy and petrochemical markets (which we refer to as our "commercial markets") began during the latter part of fiscal 2020 and was primarily caused by an excess supply of crude oil, which had a negative impact on commodity pricing which resulted in more measured investment in maintenance and capital projects within our commercial markets.  The economic slowdown and corresponding reductions in demand for transportation fuel and petrochemical products caused by the ongoing COVID-19 global pandemic further adversely affected our commercial markets.  As a result of these combined adverse supply-side and demand-side disruptions, our commercial customers have significantly reduced their operating budgets for the types of products and services we provide.  The timing and catalyst for a recovery in our commercial markets remains uncertain.  Accordingly, we believe that in the near term the quantity of projects available for us to compete for will be fewer and that the pricing environment will remain challenging.

We believe chemical and petrochemical capital investment will continue to decouple from energy investment.  Over the long term, we expect that population growth, an expanding global middle class and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers or related products.  Consequently, once global economies return to stable growth, we expect investment in new global chemical and petrochemical capacity will resume and that such investments will drive growth in demand for our products and services.

Energy markets, in particular crude oil refining, simultaneous with the above-described slowdown, are undergoing a more fundamental evolution.  We believe that systemic changes in the energy markets are occurring and that such changes are being driven, in part, by the increasing use by consumers of alternative fuels in lieu of fossil fuel.  As a result, we anticipate demand growth for fossil-based fuels will be less than the global GDP growth rate.  Accordingly, we expect that crude oil refiners will focus new investments toward the installed base, and that inefficient refineries will close and new refining capacity will be co-located where fuels and petrochemicals are produced.  We also anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products), to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities) will continue to drive demand for our products and services.

Demand for our products in the defense industry is related to the naval nuclear propulsion market which is tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards contracted by the U.S. Navy.  We expect growth in our naval nuclear propulsion business will result from our strategic actions to increase our market share, our successful performance, and expected demand increases.  The economic slowdown caused by the COVID-19 pandemic has not adversely affected demand for our products or services in the naval market.

The chart below shows the impact of our successful diversification strategy into multiple U.S. Navy defense platforms.  Our U.S. Navy defense business, which began with our entry into the nuclear carrier program and expanded into both the Virginia and Columbia class nuclear submarine programs, made up 70% of our total backlog at December 31, 2020.  Each vessel platform has made up at least 10% of our total backlog for the past three years.  We believe this diversification is especially beneficial when our commercial markets are weak, as is presently the case.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$27,154	$25,286	$71,818	$67,522
Gross profit	$6,227	$4,044	$15,488	$13,706
Gross profit margin	23%	16%	22%	20%
SG&A expense (1)	$4,936	$4,441	$13,091	$12,855
SG&A as a percent of sales	18%	18%	18%	19%
Net income	$1,060	$9	$1,986	$1,296
Diluted income per share	$0.11	$—	$0.20	$0.13
Total assets	$144,986	$146,801	$144,986	$146,801
Total assets excluding cash, cash equivalents and investments	$75,694	$76,950	$75,694	$76,950

(1)	Selling, general and administrative expense is referred to as "SG&A".

The Third Quarter and First Nine Months of Fiscal 2021 Compared With the Third Quarter and First Nine Months of Fiscal 2020

Sales for the third quarter of fiscal 2021 were $27,154, a 7% increase compared with $25,286 for the third quarter of fiscal 2020.  Our domestic sales, as a percentage of aggregate product sales, were 39% in the third quarter of fiscal 2021 compared with 53% in the third quarter of fiscal 2020.  Domestic sales year-over-year decreased $2,693, or 20%.  International sales increased $4,561, or 38%, in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020.  Sales in the three months ended December 31, 2020 were 60% to the refining industry, 18% to the chemical and petrochemical industries, 17% for the defense industry (U.S. Navy), and 5% to other commercial and industrial applications.  Sales in the three months ended December 31, 2019 were 49% to the refining industry, 24% to the chemical and petrochemical industries, 17% for the defense industry (U.S. Navy), and 10% to other commercial and industrial applications.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing, quantity, and value of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales in the third quarter of fiscal 2021 were reduced by approximately $900 due to COVID-19 related employee absences.  Gross profit and operating profit were also adversely impacted by approximately $400.

Sales for the first nine months of fiscal 2021 were $71,818, a 6% increase compared with $67,522 for the first nine months of fiscal 2020.  Our domestic sales, as a percentage of aggregate product sales, were 52% in the first nine months of fiscal 2021 compared with 65% in the same period in fiscal 2020.  Domestic sales decreased $6,182, or 14%, while international sales increased by $10,478, or 44%, each as compared with the same prior year period.  International sales accounted for 48% and 35% of total sales for the first nine months of fiscal 2021 and fiscal 2020, respectively.  Sales in the nine months ended December 31, 2020 were 41% to the refining industry, 26% to the chemical and petrochemical industries, 24% for the defense industry (U.S. Navy), and 9% to other commercial and industrial applications.  Sales in the nine months ended December 31, 2019 were 39% to the refining industry, 35% to the chemical and petrochemical industries, 13% for the defense industry (U.S. Navy), and 13% to other commercial and industrial applications.

Gross profit margin for the third quarter of fiscal 2021 was 23% compared with 16% for the third quarter of fiscal 2020.  Gross profit for the third quarter of fiscal 2021 increased 54% compared with fiscal 2020, to $6,227 from $4,044.  The increase in gross profit was driven by a better mix of projects compared with the third quarter of fiscal 2020, which had an abnormally poor gross profit margin.  Volume was also higher primarily due to outsourced production for two Asian projects.

Gross profit margin for the first nine months of fiscal 2021 was 22% compared with 20% for the first nine months of fiscal 2020. Gross profit for the first nine months of fiscal 2021 increased 13% compared with the first nine months of fiscal 2020, to $15,488 from $13,706.  Gross profit in the first nine months of fiscal 2021 was adversely impacted by the underutilization of our

Batavia facility in the first quarter and to a lesser extent in the third quarter as a result of the COVID-19 pandemic, however, this was more than offset by improved project mix and increased outsourced volume.

SG&A expenses as a percent of sales for each of the three and nine-month periods ended December 31, 2020 were 18%.  SG&A expenses in the third quarter of fiscal 2021 were $4,936, an increase of $495 compared with SG&A expenses of $4,441 in the third quarter of fiscal 2020.  SG&A expenses in the first nine months of fiscal 2021 were $13,091, an increase of $236 compared with SG&A expenses of $12,855 in the first nine months of fiscal 2020.  Included in the first nine months of fiscal 2020 was $621 for the divested commercial nuclear utility business.  The increase in SG&A in the three and nine month periods ended December 31, 2020 was primarily due to an increase in commissions related to two Asian projects in the third quarter.

Interest income for the three and nine-month periods ended December 31, 2020 was $23 and $143, respectively, compared with $318 and $1,080, respectively, for the same periods ended December 31, 2019.  The significant decrease in interest income is due to market investment rates, which are significantly lower when compared with rates one year ago.  Interest expense for the three and nine-month periods ended December 31, 2020 was $1 and $9, respectively, compared with $2 and $9, respectively, for the same periods ended December 31, 2019.

Our effective tax rate for the three and nine-month periods ended December 31, 2020 was 23% and 26%, respectively.  The effective tax rate for the three-month period ended December 31, 2019 was not meaningful, since income before taxes and net income were near breakeven.  The effective tax rate for the nine-month period ended December 31, 2019 was 22%.

Net income and income per diluted share for the third quarter of fiscal 2021 were $1,060 and $0.11, respectively, compared with $9 and $0.00, respectively, in the third quarter of fiscal 2020.  Net income and income per diluted share for the first nine months of fiscal 2021 were $1,986 and $0.20, respectively, compared with net income of $1,296 and income per diluted share of $0.13 for the first nine months of fiscal 2020.   Included in net income and income per diluted share for the first nine months of fiscal 2020 was a loss of $893 and $0.09, respectively, for our commercial nuclear utility business, which was sold in the first quarter of fiscal 2020.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	December 31,	March 31,
	2020	2020
Cash and investments	$69,292	$73,003
Working capital	78,695	77,443
Working capital ratio(1)	2.8	2.6
Working capital excluding cash and investments	9,403	4,440
Working capital excluding cash and investments as a percent of net sales(2)	9.9%	4.9%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash provided by operating activities for the first nine months of fiscal 2021 was $670, compared with cash usage of $4,119 for the first nine months of fiscal 2020.  The greater cash flow year over year was attributable primarily to a decrease in unbilled revenue and an increase in accounts payable partly offset by a decrease in customer deposits and an increase in accounts receivable.  The increase in working capital excluding cash and investments as a percent of net sales was due to timing of working capital.

Dividend payments and capital expenditures in the first nine months of fiscal 2021 were $3,292 and $1,462, respectively, compared with $3,163 and $1,389, respectively, for the first nine months of fiscal 2020.

Capital expenditures for fiscal 2021 are expected to be between approximately $2,000 and $2,500.

Cash and investments were $69,292 on December 31, 2020 compared with $73,003 on March 31, 2020, down $3,711, primarily due to timing of working capital.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days.

Our money market account is used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit.  Approximately 90% of our cash and investments are held in the U.S.  The remaining is invested in our Asian operations.

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $15,000 and an additional $7,000 which can be used for letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit by another $15,000, up to an aggregate of $37,000.  Borrowings under this credit facility are secured by all of our assets.  We have a $15,000 letter of credit facility with HSBC, N.A. ("HSBC") secured by certain of our deposit accounts with HSBC.  Letters of credit outstanding on December 31, 2020 and March 31, 2020 were $17,100 and $13,328, respectively.  The outstanding letters of credit as of December 31, 2020 were issued by JP Morgan Chase and HSBC.  There were no other amounts outstanding on our credit facilities at December 31, 2020 and March 31, 2020.  The borrowing rate under our JP Morgan Chase facility as of December 31, 2020 was the bank’s prime rate, or 3.25%.  Availability for borrowings and letters of credit was $15,000 and $4,900, respectively, under the JP Morgan Chase and HSBC facilities at December 31, 2020.  At March 31, 2020 availability was $21,672 under our previous facilities.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Orders for the three-month period ended December 31, 2020 were $61,753, compared with $20,057 for the same period last year.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 94% of total orders, or $58,110, and international orders were 6% of total orders, or $3,643, in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020 when domestic orders were 77%, or $15,478, of total orders, and international orders were 23%, or $4,579, of total orders.

During the first nine months of fiscal 2021, orders were $108,195, compared with $67,698 for the same period of fiscal 2020.  Domestic orders were 72% of total orders, or $77,459, and international orders were 28% of total orders, or $30,736, in the first nine months of fiscal 2021 compared with the same period of fiscal 2020 when domestic orders were 55%, or $37,395, of total orders, and international orders were 45%, or $30,303, of total orders.

Backlog was a record $149,736 at December 31, 2020, compared with $114,851 on September 30, 2020, and $112,389 at March 31, 2020.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  The $37,347 increase in backlog from March 31, 2020 to December 31, 2020 was attributable to an increase in our backlog for defense of $46,376 which was partially offset by an $9,029 decline in backlog from our commercial markets.  Approximately 45% to 50% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the backlog that is expected to convert beyond twelve months is for the defense industry, specifically the U.S. Navy.  At December 31, 2020, 20% of our backlog was attributable to equipment for refinery project work, 7% for chemical and petrochemical projects, 70% for defense (U.S. Navy) projects and 3% for other commercial and industrial applications.  At December 31, 2019, 30% of our backlog was attributable to equipment for refinery project work, 13% for chemical and petrochemical projects, 52% for defense (U.S. Navy) projects and 5% for power and other industrial applications.  We had one project of $654 cancelled in the first nine months of fiscal 2021.  At December 31, 2020, we had two projects totaling $562 on hold.

Outlook

Capital spending in the commercial markets we serve began to decrease during the second half of fiscal 2020 and the pace of activity further materially contracted as COVID-19 became a global pandemic in the fourth quarter of fiscal 2020.  Our weak commercial markets have continued into fiscal 2021 and are particularly evident in North America.  As a result, our overall bidding activity has slowed.  There has also been a shift toward more opportunities in emerging markets.  Our strong order level from the defense industry (U.S. Navy) during the current fiscal year has increased our backlog for defense projects to $105,219 on December 31, 2020 from $58,843 on March 31, 2020.  At December 31, 2020, 70% of our backlog was for the defense industry, specifically the U.S. Navy.  Our pipeline for the U.S. Navy continues to be robust, but quarterly fluctuations in order levels will occur due to the size and timing of release of the U.S. Navy projects.  Defense programs in backlog are planned to deliver $20,000 to $30,000 per year of revenue in fiscal 2021 and beyond.

Near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and the geopolitical imbalance of supply, as previously discussed.  Although we do not know when the COVID-19 pandemic will end or when the supply imbalance will subside, we continue to believe the energy markets will improve.  In addition, we believe the petrochemical markets provide long-term growth opportunities for our products and services.  Coupled with our diversification strategy into the defense industry, we remain confident in our ability to achieve the long-term goal of significantly growing our business.  We have invested in capacity to serve our customers in our commercial markets as well as to expand the work we do for the U.S. Navy.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.

Our expectations for sales and profitability in fiscal 2021 assume that we are able to operate our production facility in Batavia, New York at or near normal capacity for the last quarter of fiscal 2021 without any significant COVID-19 related reductions in production capacity.  In our first quarter of fiscal 2021, our production capability was significantly reduced, by approximately 50%, due to the COVID-19 pandemic.  Our production capacity returned to an expected level in the second quarter of fiscal 2021, however, we did have numerous COVID-19 related employee absences in the latter part of the third quarter.  Our outlook for sales and profitability for the remainder of fiscal 2021 is based upon the assumption that we are able to operate our production facility, and have access to the global supply chain, including our subcontractors, with minimal or no disruptions, whether as a result of the COVID-19 pandemic or any other circumstances.

We project that approximately 45% to 50% of our $149,736 backlog at December 31, 2020 will convert to sales over the next twelve months.  We expect the remaining backlog will convert beyond twelve months, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.  We had one project of $654 cancelled in the first nine months of fiscal 2021.  At December 31, 2020, we had two projects totaling $562 on hold by our customers.  In addition, we have three projects which have been delayed by our customers due to COVID-19 and disruptions in our commercial markets, and we therefore expect revenue of $4,118 to be delayed beyond fiscal 2021.  None of these amounts changed during the third quarter of fiscal 2021.

We expect fiscal year 2021 revenue to be between $93,000 and $97,000, gross profit margin to be in the 21% to 22% range and SG&A expenses to be between $17,250 and $17,750.  We expect interest income to be de minimis, given the low market rates on short term cash and investments.  Our effective tax rate during fiscal 2021 is expected to be between 22% to 24%.  This outlook incorporates the very challenged first quarter which we experienced as a result of the COVID-19 pandemic, assumes that we are able to continue to operate near normal capacity for the last three months of fiscal 2021, and is subject to the same assumptions described above.

Our cash position decreased in the first nine months of fiscal 2021.  However, we expect an improvement in cash in the fourth quarter of fiscal 2021.

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

As of December 31, 2020, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material effect on our results of operations, financial position or cash flows.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2020 or March 31, 2020, other than letters of credit.

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

Foreign Currency

International consolidated sales for the three and nine months ended December 31, 2020 were 61% and 48%, respectively, of total sales compared with 47% and 35%, respectively, for the same periods of fiscal 2020.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In the first three and nine months of fiscal 2021 and fiscal 2020, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In the three and nine months ended December 31, 2020, our purchases in foreign currencies represented 0% and 1% of cost of products sold, respectively.  In the three and nine months ended December 31, 2019, our purchases in foreign currencies represented 0% and 1% of cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported on in this Quarterly Report on Form 10-Q and as of December 31, 2020 and March 31, 2020, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e. suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At December 31, 2020, we had two projects totaling $562 on hold by our customers.

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

Changes in internal control over financial reporting

There has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our administrative, non-production line employees were working remotely during the majority of the first quarter due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2020

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

Our business, financial condition and results of operations have been and may continue to be adversely affected if the COVID-19 pandemic, or another global health crisis, impacts our employees, suppliers, customers, financing sources or others’ ability to conduct business or negatively affects consumer and business confidence or the global economy. The COVID-19 pandemic has affected large segments of the global economy, including the markets we operate in, since the fourth quarter of fiscal 2020.  In response to the COVID-19 pandemic, beginning in late March 2020, we reduced staffing at our facility in Batavia, New York. We began the first quarter of fiscal 2021 at 10% of normal staffing capacity and gradually increased to normal capacity by early June 2020, though we did have numerous COVID-19 related employee absences in the latter part of the third quarter.  We have applied numerous new health and safety protocols for those working on site.

The pandemic and any additional preventative or protective actions that governments or we may take in response to the COVID-19 pandemic may have a material adverse effect on our business or our suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand or customers’ ability to make payments.  We have and may continue to experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implementing further precautionary measures to protect the health of our workforce, increased project cancellations or projects put on hold, and access to supplies, capital, and fundamental support services (such as shipping and transportation). During the first quarter of fiscal 2021 we had two projects on hold, one project cancelled, and three projects delayed by our customers due to the COVID-19 pandemic and related energy market dynamics. Any resulting financial impact from the pandemic cannot be fully estimated at this time, but may materially affect our business, financial condition or results of operations.  The extent to which the COVID-19 pandemic affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the pandemic or treat its impact, among others.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A - Risk Factors of our Form 10-K for the fiscal year ended March 31, 2020, any of which could have a material adverse effect on us.  The situation surrounding the COVID-19 pandemic and its impact continue to change rapidly and additional impacts that we are presently unaware of may arise.

Item 6.	Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

+	10.1	Credit Agreement between the Company and JPMorgan Chase Bank, N.A., dated December 2, 2020.

	10.2

Letter Agreement dated October 28, 2020 between the Company and HSBC Bank USA, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2020.

	10.3

Third Amendment to Credit Agreement dated October 28, 2020 between the Company and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2020.

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

Date: February 1, 2021