Form 10-K
period 2021-03-31
GRAHAM CORP
filed 2021-06-02
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2020, was $121,846,373.

As of May 26, 2021, the Registrant’s Common Stock outstanding was 9,949,925 shares, $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2021 Annual Meeting of Stockholders to be held on July 28, 2021, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this filing.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2021

Note:

Portions of the Registrant's definitive Proxy Statement, to be issued in connection with the Registrant's 2021 Annual Meeting of Stockholders to be held on July 28, 2021, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

(Dollar amounts in thousands except per share data)

Item 1.	Business

Graham Corporation ("we," "us," "our" or the "Company") is a global business that designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries.  Our energy markets include oil refining, cogeneration, and alternative power.  For the defense industry, our equipment is used in nuclear propulsion power systems for the U.S. Navy.  For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.  Graham’s global brand is built upon our world-renowned engineering expertise in vacuum and heat transfer technology, responsive and flexible customer service and high quality standards.  We design and manufacture custom-engineered ejectors, vacuum pumping systems, surface condensers and vacuum systems.  Our equipment can also be found in other diverse applications such as metal refining, pulp and paper processing, water heating, refrigeration, desalination, food processing, pharmaceutical, heating, ventilating and air conditioning.

Our corporate headquarters are located in Batavia, New York.  We have production facilities located with our headquarters in Batavia.  We also have two wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China, and Graham India Private Limited ("GIPL"), located in Ahmedabad, India.  GVHTT provides sales and engineering support for us in the People’s Republic of China and management oversight throughout Southeast Asia.  GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.  During the fiscal year ended March 31, 2020, we sold our wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.

On June 1, 2021, we acquired Barber-Nichols, Inc. ("BNI"), a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado.  BNI has approximately 140 employees.  The acquisition includes BNI’s new, 43,000 square foot, state-of-the-art manufacturing plant which is part of their 96,000 square foot facility in Arvada, Colorado.  We believe that this acquisition will further our growth strategy through market and product diversification, broaden our offerings to the defense and energy markets and strengthen our presence in the defense sector.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936.  Our stock is traded on the NYSE under the ticker symbol "GHM".

Unless indicated otherwise, dollar figures in this Annual Report on Form 10-K are reported in thousands.

Our Products, Customers and Markets

Our products are used in a wide range of industrial process applications, primarily in energy and defense markets, including:

•	Petroleum Refining
—	conventional oil refining
—	oil sands extraction and upgrading
•	Defense - Naval Nuclear Propulsion Program
—	aircraft carrier program (CVN)
—	Virginia fast-attack submarine program (SSN)
—	Columbia ballistic submarine program (SSBN)
—	refueling and overhaul replacement equipment
•	Chemical and Petrochemical Processing
—	ethylene, methanol and nitrogen producing plants
—	fertilizer plants
—	plastics, resins and fibers plants
—	downstream petrochemical plants
—	coal-to-chemicals plants
—	gas-to-liquids plants

•Power Generation /Alternative Energy

—	biomass plants
—	cogeneration power plants
—	geothermal power plants
—	ethanol plants

—	fossil fuel plants

•Other

—	oleo chemical plants
—	air conditioning and water heating systems
—	food processing plants
—	pharmaceutical plants
—	liquefied natural gas production facilities

Our principal customers include end users of our products in their manufacturing, refining and power generation processes, large engineering companies that build installations for companies in such industries, and the original equipment manufacturers who combine our products with their equipment prior to its sale to end users.

Our products are sold by a team of sales engineers whom we employ directly as well as by independent sales representatives located worldwide.  There may be short periods of time, a fiscal year for example, where one customer may make up greater than 10% of our business.  However, if this occurs in multiple years, it is usually not the same customer or project over such a multi-year period.  Two customers each accounted for more than 10% of our revenue in the fiscal year ended March 31, 2021, which we refer to as fiscal 2021, while a different customer accounted for more than 10% of our revenue in the fiscal year ended March 31, 2020, which we refer to as fiscal 2020.

As a result of our diversification efforts to more extensively support the U.S. Navy, we have increased our domestic sales in 2021.  Over a business cycle in the energy markets, our domestic sales will generally range between 50% and 70% of total sales.  The mix of domestic and international sales can vary from year to year.

Our backlog at March 31, 2021 was $137,567 compared with $112,389 at March 31, 2020.

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
•

We have a strong balance sheet. We maintain significant cash and investments on hand, and no bank debt, which we believe provides us with the financial flexibility to pursue our business strategy, including growth by acquisition. On June 1, 2021 we utilized $41,150 of cash and investments to acquire BNI.

•

We have a high-quality credit facility.  On March 31, 2021 our credit facilities provided $37,000 of borrowing capacity.   On June 1, 2021 we entered into new credit agreements which provide $57,500 of borrowing capacity, including a $20,000 term loan to acquire BNI.  We also reissued approximately 610 treasury shares with a value of approximately $8,963.

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

To accomplish our objectives and maintain strategic focus, we believe that we must:

•

Successfully deploy our corporate assets to expand our market share in the industries we currently serve, access and develop a stronger presence in industries where historically we have not had a strong presence, and pursue acquisitions, partnerships and/or other business combinations in order to enter new geographic or industrial markets, new product lines or expand our coverage in existing markets.

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
•

Consistently manage human resources to appropriately respond to market condition while striving to maintain our highly-trained workforce even in times of low demand for our products.  This may result in income statement pressure, however, it provides the capacity and capability to grow quickly as markets recover.

COVID-19 Pandemic Impact

               The COVID-19 pandemic began affecting our business, our customers’ businesses, and the markets we serve in the fourth quarter of fiscal 2020 and has continued to rapidly evolve.  The COVID-19 pandemic impacted the already volatile oil industry and markets.  The pandemic impacted both our capital equipment sales as well as our short cycle business.

              Our proactive measures in response to the COVID-19 pandemic included approximately three weeks of limited production at our facility in Batavia, New York beginning in late March 2020.  We began bringing back our personnel early in the first quarter of fiscal 2021 and by June 2020, we had nearly all of our pre-COVID-19 pandemic headcount in our factory, subject to numerous new health and safety protocols as recommended by our federal and local authorities, including requiring appropriate personal protective equipment to be worn by everyone onsite, social distancing markers, staggered employee breaks and meetings to reduce group gatherings, expanded hygiene practices, and barriers as appropriate to separate workers based on our plant layout configuration.  We deployed numerous laptop computers to our sales, engineering, quality, supply chain, finance, and administrative personnel to facilitate remote work.  Throughout fiscal 2021, we limited external visitors to our Batavia facility and those few that were allowed were pre-approved and tested for COVID-19.  We continue to utilize certain pandemic response measures.  Our workforce safety and employee well-being continue to be top priorities and we remain committed to the service of our customers and suppliers.  For further information on the risks posed to our business from the COVID-19 pandemic, see Item 1A - Risk Factors below, and our discussion of the COVID-19 pandemic throughout this report.  Our first quarter operated at approximately 50% throughput capacity and during the third and fourth quarters at roughly 90% throughput capacity due to the measures taken to protect employees from the spread of COVID-19.

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

Research and Development Activities

During fiscal 2021, and fiscal 2020, and the fiscal year ended March 31, 2019, we spent $3,367, $3,353 and $3,538, respectively, on research and development ("R&D") activities.  The majority of our R&D is application specific to help solve our customers’ problems in order to improve efficiencies, address challenging environments or caustic materials, or redesign for form and function.  We may be engineering new products and services for our customers.  We also continually look to improve existing products and services.

Employees

As of March 31, 2021, we had 331 employees.  We believe that our relationship with our employees is good.

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

Risks related to the impact of the COVID-19 pandemic

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

Due to a potential COVID-19 reduction in throughput capacity, certain contracts in our backlog may experience delayed shipment.  We accept contracts that contain provisions for a buyer to recover liquidated damages if our delivery is past contractual delivery dates, and such liquidated damages claimed by a customer could adversely affect financial performance.  The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A - Risk Factors, any of which could have a material adverse effect on us.  The situation surrounding the COVID-19 pandemic and its impact continues to change rapidly and additional impacts may arise that we are presently unaware of.

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

Disruption to the global oil markets, including from the impact of the COVID-19 pandemic, could adversely affect our customers’ and our own results of operations and financial performance.

Our business, consolidated results of operations and financial condition, or that of our customers, may be adversely affected by significant decreases in demand for oil resulting from global restrictions on travel, work from home practices, and the significant reduction in industrial and commercial activity, or an increase in operating costs as a result of the global business disruption resulting from the COVID-19 pandemic or that may result from a future global health crisis.  Global oil markets continue to experience significant volatility and had dramatic declines in prices in fiscal 2021 due to decreased demand during the COVID-19 pandemic resulting from government-led “stay-at-home” orders and social distancing initiatives and a geopolitical imbalance of supply.  Demand for some of our products is dependent on the level of expenditures by our customers in the oil and gas industry.  Accordingly, continued volatility or downturns in the oil markets, and potential project cancellations, could materially and adversely impact our financial condition or results of operations.

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

A substantial portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, and petroleum refining industries, or to firms that design and construct facilities for these industries.  These industries are highly cyclical and have historically experienced severe downturns.  The prices of crude oil and natural gas have historically had periods when they have been very volatile, as evidenced by the extreme volatility in oil prices over the past few years and, in particular, volatility related to the COVID-19 pandemic.  During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer.  If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations.

The ongoing slowdown in our energy and petrochemical markets that began during the latter part of fiscal 2020, and was caused primarily by an excess supply of crude oil, had a negative impact on commodity pricing which resulted in more measured investment in maintenance and capital projects within these markets.  The economic slowdown and corresponding reductions in demand for transportation fuel and petrochemical products caused by the ongoing COVID-19 pandemic further adversely affected these markets.  As a result of these combined adverse supply-side and demand-side disruptions, our commercial customers in these markets have significantly reduced their operating budgets for the types of products and services we provide.  The timing and catalyst for a recovery in these markets remains uncertain.  Accordingly, we believe that in the near term the quantity of projects available for us to compete for will be fewer and that the pricing environment will remain challenging.

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

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal and biomass, among others.  A cost or supply shift among these sources could negatively impact our business opportunities going forward and the profitability of those opportunities.  A demand shift, where technological advances favor the utilization of one or a few sources of energy may also impact the demand for our products.  If demand shifts in a manner that increases energy utilization outside of our traditional customer base or expertise, our business and financial results could be materially adversely affected.  In addition, governmental policy can affect the relative importance of various forms of energy sources.  For example, non-fossil based sources may receive government tax incentives to foster investment.  If these incentives become more prominent, our business and results of operations could suffer.

A transition toward different types of energy may have a material adverse impact on our business and operating results.

Changes in consumer demand, including some driven by governmental and political preferences, toward electric, compressed natural gas, hydrogen vehicles and other alternative energy may impact our business.  We have products which can support certain technologies, while other technologies will not require our equipment.  A significant change in demand for oil and gas based products may have a material adverse impact on our business.

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

There are strong and long-standing relationships throughout the supply chain between the many parties involved in serving the end user of our products.  A change in the landscape between engineering and procurement companies, original equipment suppliers, others in the supply chain, including disruptions in the supply chain due to the COVID-19 pandemic, and/or with the end users could have a material adverse effect on our business and results of operations.  These changes, or others, might occur through acquisitions or other business partnerships and could have a material impact on our business and negatively impact our financial results.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

While we may have only one or two customers represent over 10% of revenue in any one year, a small number of customers have accounted for a substantial portion of our historical net sales.  For example, sales to our top ten customers, who can vary each year, accounted for 63%, 48% and 41% of consolidated net sales in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future.  The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

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

If we fail to successfully integrate BNI’s operations, our financial condition and results of operations could be adversely affected.

On June 1, 2021, we entered into a stock purchase agreement to acquire BNI, a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado, for approximately $70,000.  We may not realize every intended benefit of the acquisition which could adversely impact our results of operations.  There are many challenges associated with integrating an acquisition such as BNI, including those associated with the integration of operations, retention of key management and other employees with historically different cultures and priorities, the diversion of management’s attention from ongoing business concerns while addressing integration matters, retaining existing business and operational relationships including customers, suppliers and others, unanticipated issues in integrating information technology, communications and other systems, as well as unforeseen expenses associated with the integration.  Further, our future results will suffer if we do not effectively manage the expanded scope of our operations as a result of our acquisition of BNI.

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

We believe our strategy to increase the penetration of U.S. Navy related opportunities, which are often much larger contracts than our commercial contracts, may impact our ability to effectively provide accurate investor guidance for our near term financial results.  These contracts can, on occasion, be delayed before or during the revenue recognition cycle.  If we are unable to reallocate the resources to other projects, we may see an increase in volatility in our near term financial results.

A significant percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2021, 46% of our revenue was from customers located outside of the U.S.  Moreover, through our subsidiaries, we maintain a sales office in China and a sales and market development office in India.  We believe that revenue from the sale of our products outside the U.S. will continue to account for a significant portion of our total revenue for the foreseeable future.  We intend to continue to expand our international operations to the extent that suitable opportunities become available.  Our foreign operations and sales could be adversely affected as a result of:

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

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States.  These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements.  Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S.  Over the past few years, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico.  In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries.  Tariffs affecting our products and product components, including raw materials we use, particularly high-end steel and steel related products, may add significant costs to us and make our products more expensive.  Potential future changes in trade policies could result in customers changing their behavior in project procurement, due to uncertainty related to timely execution and/or import and export restrictions.  As a result, our products could become less attractive to customers outside the U.S. due to U.S. import tariffs on our raw materials and our profit margins would be negatively impacted.  Accordingly, continued tariffs may weaken relationships with certain trading partners and may adversely affect our financial performance and results of operations.  When beneficial to us, we may consider alternate sourcing options, including off shore subcontracting, in order to minimize the impact of the tariffs.  Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., including as a result of the recent COVID-19 pandemic, as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

Global demand growth could be led by emerging markets, which could result in lower profit margins and increased competition.

An increase in global demand could be led by emerging markets.  If this is the case, we may face increased competition from lower cost suppliers, which in turn could lead to lower profit margins on our products.  Customers in emerging markets may also place less emphasis on our high quality and brand name than do customers in the U.S. and certain other industrialized countries where we compete.  If we are forced to compete for business with customers that place less emphasis on quality and brand recognition than our current customers, our results of operations could be materially adversely affected.

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

One of our growth strategies is to increase our penetration of U.S. Navy-related opportunities.  Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders.  The time between the awarding of an order to the completion of shipment can take three to seven years.  Annual government funding is required to continue the production of this equipment.  Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders.  For example, the emergency spending bills related to the COVID-19 pandemic could compound the uncertainty already present in government funded programs.  Since this business is expected to increase as a percentage of our overall business, such a disruption, should it occur, could adversely impact the sales and profitability of our business.

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

Lapses in U.S. government appropriations have occurred, and any future lapses could disrupt U.S. export processing and related procedures and, as a result, may materially and adversely affect our revenue, results of operations and business.

The U.S. has previously experienced lapses in federal appropriations, which had, in the past, a short-term effect on our business.  Any such future lapse (each, a "Government Shutdown") could negatively affect our ability to ship finished products to customers.  We rely on federal government personnel, who are not able to perform their duties during a Government Shutdown, to conduct routine business processes related to the inspection and delivery of our products, process export licenses for us and perform other services for us that, when disrupted, may prevent us from timely shipping products outside the U.S.  If we are unable to timely ship our products outside the U.S., there could be a material adverse impact on our results of operations and business.  Moreover, our inability to ship products, or the perception by customers that we might not be able to timely ship our products in the future, may cause such customers to look to foreign competitors to fulfill their demand.  If our customers look to foreign competitors to source equipment of the type we manufacture, there could be a material adverse impact on our results of operations and business.

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

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers.  While in fiscal 2021 we had no projects cancelled, in fiscal 2020 we had two projects cancelled.  Similarly, while at March 31, 2021 we had no projects on hold, at March 31, 2020 we had two projects on hold.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

The value of our backlog as of March 31, 2021 was $137,567.  Our backlog can be significantly affected by the timing of large orders.  The amount of our backlog at March 31, 2021 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales.  Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders.  This generally occurs more often in times of end market or capital market turmoil.  We cannot predict whether cancellations will occur or accelerate in the future, and the ongoing COVID-19 pandemic may increase the risk of such cancellations.  Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations.  Moreover, delay of contract execution by our customers can result in volatility in our operating results.

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

Further, certain defense contracts we secure may be designated a program of highest national priority requiring production preference over commercial orders which could impact our commercial backlog and result in production delays.  As a result, commercial customers could seek damages, including liquidated damages, as performance penalties and there may be a negative impact to the willingness of customers to place future orders with us due to a concern that orders may be subordinated to such contracts.

An extended downturn could adversely impact the financial stability of our customers and increase the risk of uncollectable accounts receivables.

Our customers participate in cyclical markets, such as petroleum refining, petrochemicals and alternate energy.  The financial strength of our customers can be impacted by a severe or lengthy downturn in these markets, including any downturn related to the COVID-19 pandemic.  This could lead to additional risk in our ability to collect outstanding accounts receivables.  We attempt to mitigate this risk with the utilization of progress payments for many projects, but certain industries, end markets and geographies are not as willing to make progress payments.  Certain projects require a small portion of the total payments to be held until the customer's facility is fully operational, which can be in excess of one year beyond our delivery of equipment to them.  This additional time may add risk to our ability to collect on the outstanding accounts receivables.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based on U.S. dollars, and volatility in foreign currency exchange rates has generally increased in connection with the COVID-19 pandemic.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Strength of the U.S. dollar compared with the Euro or Asian currencies may put us in a less competitive position.  At the outset of the COVID-19 pandemic, the U.S. dollar saw relative strengthening in relation to the Euro and Asian currencies, however, as the pandemic has continued, the relative strength of the U.S. dollar has increased in volatility.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates.  In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation.  Any of the foregoing could adversely affect our business and results of operations.  At March 31, 2021, we held no forward foreign currency exchange contracts.

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

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building.  Our manufacturing facilities, also located in Batavia, consist of approximately 42 acres and contain about 260,000 square feet in several buildings, including 206,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development.  Additionally, we lease an approximately 1,500 square foot U.S. sales office in Houston, Texas and GVHTT leases an approximately 4,900 square foot sales and engineering office in Suzhou, China.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.  We lease a sales and marketing office of approximately 777 square feet in Ahmedabad, India.

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

Our common stock is traded on the NYSE exchange under the symbol "GHM".  As of May 26, 2021, there were 9,950 shares of our common stock outstanding that were held by approximately 128 stockholders of record.

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends.  Our Board of Directors declared dividends per share of $0.11 for each of the four quarters of fiscal 2021.  While we anticipate that we will continue to pay quarterly cash dividends in the future, there can be no assurance that we will pay such dividends in any future period or that the level of cash dividends paid by us will remain constant.

Our senior credit facility contains provisions pertaining to the maintenance of a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, ratio and a minimum earnings before interest expense and income taxes to interest ratio as well as restrictions on the payment of dividends to stockholders.  The facility limits the payment of dividends to stockholders to 25% of net income if our funded debt to EBITDA ratio is greater than 2.0 to 1.  As of March 31, 2021 and May 31, 2021 we did not have any funded debt outstanding.  More information regarding our senior credit facility can be found in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6.Reserved

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

On June 1, 2021, we entered into a stock purchase agreement to acquire Barber-Nichols, Inc. ("BNI"), a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado.  We believe that this acquisition will further our growth strategy through market and product diversification, broaden our offerings to the defense and energy markets and strengthen our presence in the defense sector.

This management's discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021 omits a comparative discussion regarding the fiscal year ended March 31, 2019.  Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Key Results

Key results for our fiscal year ended March 31, 2021, which we refer to as "fiscal 2021" include:

•	Net sales for fiscal 2021 were $97,489, up 8% compared with $90,604 for the fiscal year ended March 31, 2020, which we refer to as "fiscal 2020."
•	Net income and income per diluted share for fiscal 2021, were $2,374 and $0.24, respectively, compared with net income and income per diluted share of $1,872 and $0.19, respectively, for fiscal 2020.
•	Operating cash flow for fiscal 2021 was ($1,722), down from $1,239 in fiscal 2020.
•	Orders received in fiscal 2021 were $121,619 compared with fiscal 2020, when orders received were $80,034.
•	Backlog on March 31, 2021 was $137,567 compared with backlog of $112,389 on March 31, 2020.
•	Gross profit and operating margins for fiscal 2021 were 21.0% and 3.1%, respectively, compared with 20.0% and 0.7%, respectively, for fiscal 2020.
•	In fiscal 2021, $4,391 was returned to shareholders as dividends compared with $4,250 in fiscal 2020.
•	Cash and cash equivalents and short-term investments at March 31, 2021 were $65,032 compared with $73,003 as of March 31, 2020, a decrease of $7,971.
•

At March 31, 2021, we had a solid balance sheet that was free of bank debt and which we believe provides us with the financial flexibility to continue to pursue our business and acquisition strategies.

•

On June 1, 2021 we utilized $41,150 of cash and investments and entered into new credit agreements which provide $57,500 of borrowing capacity, including a $20,000 term loan, to acquire BNI.  We also reissued approximately 610 treasury shares with a value of approximately $8,963.

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

Forward-looking statements may also include, but are not limited to, statements about:

•	the continuing impacts of, and risks caused by, the COVID-19 pandemic on our business operations, our customers and our markets;
•	the current and future economic environments, including the volatility associated with the COVID-19 pandemic, affecting us and the markets we serve;
•	our ability to successfully integrate and operate BNI;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	tariffs and trade relations between the United States and its trading partners;
•	our ability to affect our growth and acquisition strategy;
•	our ability to maintain or expand work for the U.S. Navy;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	production preferences directed toward DX or DO related orders;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

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

Current Market Conditions

The ongoing slowdown in our energy and petrochemical markets (which we refer to as our "commercial markets") began during the latter part of fiscal 2020 and was caused primarily by an excess supply of crude oil, which had a negative impact on commodity pricing.  This caused more measured investment in maintenance and capital projects within our commercial markets.  The economic slowdown and corresponding reductions in demand for transportation fuel and petrochemical products caused by the ongoing COVID-19 global pandemic further adversely affected our commercial markets.  As a result of these combined adverse supply-side and demand-side disruptions, our commercial customers have significantly reduced their operating budgets for the types of products and services we provide.  The timing and catalyst for a recovery in our commercial markets remains uncertain.  Accordingly, we believe that in the near term the quantity of projects available for us to compete for will be fewer and that the pricing environment will remain challenging.

We believe chemical and petrochemical capital investment will continue to decouple from energy investment.  Over the long term, we expect that population growth, an expanding global middle class and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers or related products.  Consequently, when global economies return to stable growth, we expect investment in new global chemical and petrochemical capacity will resume and that such investments will drive growth in demand for our products and services.

Energy markets, in particular crude oil refining, simultaneous with the above-described slowdown, are undergoing a more fundamental evolution.  We believe that systemic changes in the energy markets are occurring and that such changes are being driven, in part, by the increasing use by consumers of alternative fuels in lieu of fossil fuels.  As a result, we anticipate demand growth for fossil-based fuels will be less than the global GDP growth rate.  Accordingly, we expect that crude oil refiners will focus new investments toward the installed base, and that inefficient refineries will close and new refining capacity will be co-located where fuels and petrochemicals are produced.  We also anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products), to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities) will continue to drive demand for our products and services.

Demand for our products in the defense industry is related to the naval nuclear propulsion market which is tied to aircraft carrier and submarine vessel construction schedules of the primary shipyards contracted by the U.S. Navy.  We expect growth in our naval nuclear propulsion business will result from our strategic actions to increase our market share, our successful performance, and expected demand increases.  The economic slowdown caused by the COVID-19 pandemic has not adversely affected demand for our products or services in the defense market.

The chart below shows the impact of our successful diversification strategy into multiple U.S. Navy defense platforms.  Our U.S. Navy defense business began with our entry into the nuclear carrier program.  We subsequently expanded into both the Virginia and Columbia class nuclear submarine programs.  The defense market made up 76% of our total backlog at March 31, 2021.  Each vessel platform has made up at least 10% of our total backlog for the past three years.  We believe this diversification is especially beneficial when our commercial markets are weak, as is presently the case.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2021	2020
Net sales	$97,489	$90,604
Gross profit	$20,469	$18,148
Gross profit margin	21.0%	20.0%
SG&A expense (1)	$17,471	$16,879
SG&A as a percent of sales	17.9%	18.6%
Net income	$2,374	$1,872
Diluted income per share	$0.24	$0.19
Total assets	$144,280	$148,120
Total assets excluding cash, cash equivalents and investments	$79,248	$75,117

(1)	Selling, general and administrative expense is referred to as "SG&A."

Fiscal 2021 Compared with Fiscal 2020

Sales for fiscal 2021 were $97,489, up 8% as compared with sales of $90,604 for fiscal 2021.  Domestic sales were $52,724 or 54% of total sales, down from $58,042 or 64% of total sales in fiscal 2020.  Domestic sales decreased $5,318, or 9%, compared with fiscal year 2020.  International sales accounted for $44,765, or 46% of total sales, for fiscal 2021, up from $32,562 or 36% of total sales in fiscal 2020.  International sales increased $12,203, or 37% compared with fiscal 2020.  By market, sales for fiscal 2021 were 41% to the refining industry (up from 37% in fiscal 2020), 24% to the chemical and petrochemical industries (down from 34% in fiscal 2020), 25% from the defense industry (U.S. Navy) (up from 16% in fiscal 2020), and 10% to other commercial and industrial markets (down from 13% in fiscal 2020).

The COVID-19 pandemic impacted our financial results in fiscal 2021.  We estimated that revenue was adversely impacted by COVID-19 by approximately $5,500.  This included the benefit of approximately $5,000 which moved into fiscal 2021 from fiscal 2020 related to a project fabricated in China which was delayed in late fiscal 2020.  Across fiscal 2021, especially in the first quarter, we had production capacity impacted at our Batavia, New York facility.  In the first quarter of fiscal 2021, we limited production at our production facility in Batavia, New York and averaged approximately 50% of capacity during that quarter.  We had additional impacts across all quarters, although not to the extent we saw in the first quarter.  We are committed to diligently protecting our workforce while endeavoring to minimize any unfavorable impact to our business and our customers.

Our gross margin for fiscal 2021 was 21.0% compared with 20.0% for fiscal 2020.  The increase in gross margin was primarily due to lower production costs.  Gross profit for fiscal 2021 increased $2,321, or 13%, compared with fiscal 2020 on higher volume and higher gross margin as noted above, compared with fiscal 2020.

SG&A expense for fiscal 2021 was $17,471, up 4%, or $592, compared with $16,879 in fiscal 2020.  SG&A as a percentage of sales in fiscal 2021 was 17.9% of sales compared with 18.6% of sales in fiscal 2020.  SG&A increases were primarily due to increased variable compensation and outside sales agent commissions, partly offset by lower selling overhead expenses and internal sales agent commission costs.

Interest income for fiscal 2021 was $167, down from $1,324 in fiscal 2020.  Interest expense in fiscal 2021 was $11 compared with $12 in fiscal 2020.

Our effective tax rate in fiscal 2021 was 27% compared with 19% in fiscal 2020.  The increase in tax rate was primarily due to the mix of earnings by geography, which were in higher tax cost areas as compared with the prior year.

Net income and income per diluted share for fiscal 2021, were $2,374 and $0.24, respectively, compared with net income and income per diluted share of $1,872 and $0.19, respectively, for fiscal 2020.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2021	2020
Cash and investments	$65,032	$73,003
Working capital(1)	76,675	77,443
Working capital ratio(2)	2.8	2.6
Working capital excluding cash and investments	11,643	4,440
Working capital excluding cash and investments as a percent of net sales	11.9%	4.9%

(1)  Working capital equals current assets minus current liabilities.

(2)  Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to assess our liquidity and overall financial strength.

Net cash used by operating activities for fiscal 2021 was $1,722, compared with cash generated of $1,239 for fiscal 2020.  The $2,961 decrease in cash generated was due to a large cash usage from customer deposits.  These were partly offset by cash generations for inventory and accrued compensation.

Capital spending in fiscal 2021 was $2,158, compared with $2,417 in fiscal 2020.  Capital expenditures in each of fiscal 2021 and fiscal 2020 were approximately 80% for facilities along with machinery and equipment and the remaining 20% for all other items.

Dividend payments were $4,391 in fiscal 2021, compared with $4,250 in fiscal 2020.

Cash and investments were $65,032 at March 31, 2021, compared with $73,003 at March 31, 2020, down $7,971 or 11%.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days.  Our certificates of deposit are used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit.  Approximately 90% of our cash and investments are held in the U.S.  The remaining 10% is invested in our China operations.

Capital expenditures for the fiscal year ending March 31, 2022, which we refer to as "fiscal 2022," are expected to be between approximately $2,800 and $3,000.  Approximately 90% of our fiscal 2022 capital expenditures are expected to be for machinery and equipment, with the remaining amounts expected to be used for other items.

Our revolving credit facility with JP Morgan Chase, N.A. ("JP Morgan Chase") provides us with a line of credit of $22,000, which includes a separate line of $7,000 for letters of credit and bank guarantees.  In addition, our JP Morgan Chase agreement allows us to increase the line of credit, at our discretion, up to another $15,000, for total availability of $37,000.  Borrowings under this credit facility are secured by all of our assets.  We also had a $15,000 letter of credit facility with HSBC, N.A. ("HSBC") at March 31, 2021 secured by certain of our deposit accounts with HSBC.  Letters of credit outstanding on March 31, 2021 and March 31, 2020 were $11,567 and $13,328, respectively.  The outstanding letters of credit as of March 31, 2021 were issued by JP Morgan Chase and HSBC.  There were no other amounts outstanding on our credit facilities at March 31, 2021 and March 31, 2020.  The borrowing rate under our JP Morgan Chase facility as of March 31, 2021 was the bank’s prime rate, or 3.25%.  Availability under the JP Morgan Chase and HSBC lines of credit was $25,433 and $21,672 at March 31, 2021 and March 31, 2020, respectively.

We did not have any off-balance sheet arrangements as of March 31, 2021 and 2020, other than letters of credit incurred in the ordinary course of business.

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

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K.  The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2021	March 31, 2020
$97,929	$96,724

Fiscal 2021 Compared with Fiscal 2020

Stockholders' equity increased $1,205 or 1%, at March 31, 2021 compared with March 31, 2020.

On March 31, 2021, our net book value per share was $9.83, up from $9.79 at March 31, 2020.

Contractual Obligations

As of March 31, 2021, our contractual and commercial obligations for the next five fiscal years ending March 31 and thereafter were as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Capital lease obligations(1)	$63	$26	$37	$—	$—
Operating leases(1)	88	49	39	—	—
Pension, supplemental executive retirement and postretirement benefits(2)	72	72	—	—	—
Total	$223	$147	$76	$—	$—

(1)	For additional information, see Note 8 to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2) Amounts represent anticipated contributions during fiscal 2022 to our postretirement medical benefit plan, which provides healthcare benefits for eligible retirees and eligible survivors of retirees.  On February 4, 2003, we terminated postretirement healthcare benefits for our U.S. employees.  Benefits payable to retirees of record on April 1, 2003 remained unchanged.  We expect to be required to make cash contributions in connection with these plans beyond one year, but such amounts cannot be estimated.  No contributions are expected to be made to our defined benefit pension plans for fiscal 2022.

Orders and Backlog

Management uses orders and backlog as measures of our current and future business and financial performance.  Orders in fiscal 2021 increased 52% to $121,619 from $80,034 in fiscal 2020.  Orders represent communications received from customers requesting us to supply products and services.  Revenue is recognized on orders received in accordance with our revenue recognition policy described in Notes 1 and 2 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 73%, or $89,283, and international orders were 27%, or $32,336, of our total orders in fiscal 2021.  This compared with domestic orders of $43,045, or 54% of total orders, and international orders of $36,989, or 46% of our total orders in fiscal 2020.  Domestic orders increased by $46,238, or 107%.  This increase was due to a large increase in defense (U.S. Navy) orders, partly offset by lower domestic commercial orders.  Net international orders decreased by $4,653, or 13% in fiscal 2021.

Backlog was $137,567 at March 31, 2021, up 22% compared with $112,389 at March 31, 2020.  Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized.  All orders in backlog represent orders from our traditional markets in established product lines.  We had no projects cancelled in fiscal 2021.  Approximately 40% to 45% of orders currently in our backlog are expected to be converted to sales within one year.  At March 31, 2021, approximately 16% of our backlog was attributed to equipment for refinery project work, 6% for chemical and petrochemical projects, 76% for U.S. Navy projects and 2% for other industrial or commercial applications.  At March 31, 2020, approximately 27% of our backlog was attributed to equipment for refinery project work, 17% for chemical and petrochemical projects, 52% for U.S. Navy projects and 4% for other commercial nuclear energy, other industrial or commercial applications.  At March 31, 2021, we had no projects on hold.  At March 31, 2020, we had two projects totaling $562 on hold.

Recent Developments

On June 1, 2021, we acquired Barber-Nichols, Inc. ("BNI"), a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets and is located in Arvada, Colorado.  We believe that this acquisition furthers our growth strategy through market and product diversification, broadens its offerings to the defense and energy markets and strengthens its presence in the defense sector.

Under the terms of the stock purchase agreement, the purchase price of $70,113 is comprised of 610 shares of our common stock, representing a value of approximately $8,963, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment.  The stock purchase agreement also includes a contingent earn-out dependent upon certain financial measures of BNI post-acquisition, in which the sellers are eligible to receive up to $14,000 in additional cash consideration.

On June 1, 2021, we entered into a $20,000 five-year term loan with Bank of America.  The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount due on the maturity date.  The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY") plus 1.50%, subject to a 0.00% floor.  In addition, on June 1, 2021, we entered into a revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank’s approval at any time up to $40,000.  The agreement has a five-year term.  Amounts outstanding under the facility agreement will bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor.  Outstanding letters of credit under the agreement are subject to a fee of 1.50%.  The upfront fee for each of the term loan and revolving credit facility is .20% of the committed facilities and amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of .25%  Under the term loan agreement and revolving credit facility, we covenant to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, a minimum fixed charge coverage ratio, as defined in such agreements, of 1.20 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit.

On June, 1, 2021, we entered into an agreement to amend the letter of credit facility agreement with HSBC Bank USA, N.A. and decreased our line of credit from $15,000 to $7,500.  Under the amended agreement, we incur an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between .75% and .85%, depending on the term of the letter of credit.  Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate.

Outlook

Capital spending in the commercial markets we serve began to decrease during the second half of fiscal 2020 and the pace of activity further materially contracted as COVID-19 became a global pandemic in the fourth quarter of fiscal 2020.  Our weak commercial markets continued into fiscal 2021 and we are not seeing a recovery as we enter fiscal 2022.  This is particularly evident in North America.  As a result, our overall bidding activity has slowed.  There has also been a shift toward more opportunities in emerging markets.  Our strong order level from the defense industry (U.S. Navy) increased our backlog for defense projects to $104,127 on March 31, 2021 from $58,843 on March 31, 2020.  At March 31, 2021, 76% of our backlog was for the defense industry, specifically the U.S. Navy.  Defense programs in backlog are planned to deliver $25,000 to $30,000 of revenue in fiscal 2022.  The sales to the defense industry were $23,939 in fiscal 2021.  We expect that our successful acquisition of BNI will increase and diversify our market presence, including enhancing our concentration on the defense markets, and will be accretive to our financial results in fiscal 2022.

Near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and the geopolitical imbalance of supply, as previously discussed.  Although we do not know when the COVID-19 pandemic will end or when the supply imbalance will subside, we continue to believe the energy markets will improve.  In addition, we believe the petrochemical markets provide long-term growth opportunities for our products and services.  Coupled with our diversification strategy into the defense industry, we remain confident in our ability to achieve the long-term goal of significantly growing our business.  We have invested in capacity to serve our customers in our commercial markets as well as to expand the work we do for the U.S. Navy, including through our acquisition of BNI.  We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.

Our expectations for sales and profitability assume that we are able to operate our production facility in Batavia, New York at or near normal ("pre-COVID-19") capacity throughout fiscal 2022.  We project that approximately 40% to 45% of our $137,567 March 31, 2021 backlog will convert to sales in fiscal 2022.  We expect the remaining backlog will convert beyond fiscal 2022, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.  We had no projects cancelled in fiscal 2021.  At March 31, 2021, we had no projects put on hold by our customers.

Revenue in fiscal 2022 is expected to be $130,000 to $140,000, inclusive of BNI’s revenue for the ten-month period which is expected to be $45,000 to $48,000.  Adjusted earnings before net interest income, income taxes, depreciation and amortization for the combined business is expected to be approximately $7,000 to $9,000.

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

As of March 31, 2021, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits to which we are, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

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

Revenue Recognition.  The Company accounts for revenue in accordance with Accounting Standard Codification 606, "Revenue from Contracts with Customers" ("ASC 606").

We recognize revenue on all contracts when control of the product is transferred to the customer.  Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer.  Customer acceptance may also be a factor in determining whether control of the product has transferred.  Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606.  Revenue from contracts that is recognized upon shipment accounted for approximately 40% of revenue in fiscal 2021.  Revenue from contracts that is recognized over time accounted for approximately 60% of revenue in fiscal 2021.  We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time we utilize an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments.  The discount rate assumption for fiscal 2021 was 3.44% for our defined benefit pension plans and 3.01% for our other postretirement benefit plan.  A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2021 net periodic benefit expense for our defined benefit pension plans and other postretirement benefit plan by approximately $352 and $0, respectively.

The expected return on plan assets assumption of 6.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns.  A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2021 net periodic pension expense by approximately $193.

During fiscal 2021 and fiscal 2020, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2021 and fiscal 2020, the projected benefit obligation and plan assets each decreased $1,477 and $1,420, respectively.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from market changes) to which we are exposed are foreign currency exchange rates and price risk.

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

Foreign Currency

International consolidated sales for fiscal 2021 were 46% of total sales, up from 36% of sales in fiscal 2020.  Operating in markets throughout the world exposes us to movements in currency exchange rates, including the recent increased volatility in foreign currency exchange rates resulting from the COVID-19 pandemic.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In fiscal 2021, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases.  In fiscal 2021, our purchases in foreign currencies represented 1% of the cost of products sold.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in fiscal 2021 and as of March 31, 2021, we held no forward foreign currency contracts.

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2021	2020	2019
	(Amounts in thousands, except per share data)
Net sales	$97,489	$90,604	$91,831
Cost of products sold	77,020	72,456	69,922
Gross profit	20,469	18,148	21,909
Other expenses and income:
Selling, general and administrative	17,471	16,879	17,878
Goodwill and other impairments	—	—	6,449
Other expense	—	617	—
Other income	(113)	(348)	(823)
Interest income	(167)	(1,324)	(1,462)
Interest expense	11	12	12
Total other expenses and income	17,202	15,836	22,054
Income (loss) before provision for income taxes	3,267	2,312	(145)
Provision for income taxes	893	440	163
Net income (loss)	$2,374	$1,872	$(308)
Per share data:
Basic:
Net income (loss)	$0.24	$0.19	$(0.03)
Diluted:
Net income (loss)	$0.24	$0.19	$(0.03)
Average common shares outstanding:
Basic	9,959	9,876	9,823
Diluted	9,959	9,879	9,823
Dividends declared per share	$0.44	$0.43	$0.39

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2021	2020	2019
	(Amounts in thousands)
Net income (loss)	$2,374	$1,872	$(308)
Other comprehensive income (loss):
Foreign currency translation adjustment	385	(198)	(235)
Defined benefit pension and other postretirement plans, net of income tax benefit of $509, $(153), and $(63), for the years ended March 31, 2021, 2020 and 2019, respectively	1,774	(525)	(348)
Total other comprehensive income (loss)	2,159	(723)	(583)
Total comprehensive income (loss)	$4,533	$1,149	$(891)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	2020
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$59,532	$32,955
Investments	5,500	40,048
Trade accounts receivable, net of allowances ($29 and $33 at March 31, 2021 and 2020, respectively)	17,378	15,400
Unbilled revenue	19,994	14,592
Inventories	17,332	22,291
Prepaid expenses and other current assets	512	906
Income taxes receivable	—	485
Total current assets	120,248	126,677
Property, plant and equipment, net	17,618	17,587
Prepaid pension asset	6,216	3,460
Operating lease assets	95	243
Other assets	103	153
Total assets	$144,280	$148,120
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$21	$40
Accounts payable	17,972	14,253
Accrued compensation	6,106	4,453
Accrued expenses and other current liabilities	4,628	3,352
Customer deposits	14,059	26,983
Operating lease liabilities	46	153
Income taxes payable	741	—
Total current liabilities	43,573	49,234
Finance lease obligations	34	55
Operating lease liabilities	37	82
Deferred income tax liability	635	721
Accrued pension liability	1,557	747
Accrued postretirement benefits	515	557
Total liabilities	46,351	51,396
Commitments and contingencies (Notes 8 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,748 and 10,689 shares issued and 9,959 and 9,881 shares outstanding at March 31, 2021 and 2020, respectively	1,075	1,069
Capital in excess of par value	27,272	26,361
Retained earnings	89,372	91,389
Accumulated other comprehensive loss	(7,397)	(9,556)
Treasury stock (790 and 808 shares at March 31, 2021 and 2020, respectively)	(12,393)	(12,539)
Total stockholders’ equity	97,929	96,724
Total liabilities and stockholders’ equity	$144,280	$148,120

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2021	2020	2019
	(Dollar amounts in thousands)
Operating activities:
Net income (loss)	$2,374	$1,872	$(308)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation	1,945	1,957	1,968
Amortization	—	11	237
Amortization of unrecognized prior service cost and actuarial losses	1,066	997	875
Goodwill and other impairments	184	—	6,449
Equity-based compensation expense	864	975	1,069
(Gain) loss on disposal or sale of property, plant and equipment	2	(1)	30
Loss on sale of Energy Steel & Supply Co.	—	181	—
Deferred income taxes	(561)	(287)	(159)
(Increase) decrease in operating assets:
Accounts receivable	(1,791)	2,044	(1,227)
Unbilled revenue	(5,298)	(7,070)	(2,519)
Inventories	5,185	2,279	(2,068)
Income taxes receivable	1,215	588	396
Prepaid expenses and other current and non-current assets	416	358	(576)
Operating lease assets	155	214	—
Prepaid pension asset	(841)	(871)	(1,181)
Increase (decrease) in operating liabilities:
Accounts payable	3,556	1,826	(2,572)
Accrued compensation, accrued expenses and other current and non-current liabilities	3,101	(52)	1,118
Customer deposits	(13,206)	(3,683)	6,328
Operating lease liabilities	(158)	(140)	—
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	70	41	57
Net cash (used) provided by operating activities	(1,722)	1,239	7,917
Investing activities:
Purchase of property, plant and equipment	(2,158)	(2,417)	(2,138)
Proceeds from disposal of property, plant and equipment	7	12	—
Proceeds from the sale of Energy Steel & Supply Co.	—	602	—
Purchase of investments	(42,603)	(181,462)	(115,342)
Redemption of investments at maturity	77,151	204,146	88,633
Net cash provided (used) by investing activities	32,397	20,881	(28,847)
Financing activities:
Principal repayments on finance lease obligations	(40)	(51)	(97)
Principal repayments on long-term debt	(4,599)	—	—
Proceeds from the issuance of long-term debt	4,599	—	—
Issuance of common stock	—	24	307
Dividends paid	(4,391)	(4,250)	(3,834)
Purchase of treasury stock	(23)	(230)	(146)
Net cash used by financing activities	(4,454)	(4,507)	(3,770)
Effect of exchange rate changes on cash	356	(231)	(183)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	26,577	17,382	(24,883)
Net decrease (increase) in cash classified within current assets held for sale	—	552	(552)
Net increase (decrease) in cash and cash equivalents	26,577	17,934	(25,435)
Cash and cash equivalents at beginning of year	32,955	15,021	40,456
Cash and cash equivalents at end of year	$59,532	$32,955	$15,021

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2021, 2020 and 2019

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2018	10,579	$1,058	$23,826	$99,011	$(8,250)	$(12,296)	$103,349
Cumulative effect of change in accounting principle				(1,022)			(1,022)
Comprehensive loss				(308)	(583)		(891)
Issuance of shares	72	7	300				307
Forfeiture of shares	(1)	—	—				—
Dividends				(3,834)			(3,834)
Recognition of equity-based compensation expense			1,069				1,069
Purchase of treasury stock						(146)	(146)
Issuance of treasury stock			82			52	134
Balance at March 31, 2019	10,650	1,065	25,277	93,847	(8,833)	(12,390)	98,966
Cumulative effect of change in accounting principle				(80)			(80)
Comprehensive income				1,872	(723)		1,149
Issuance of shares	84	8	16				24
Forfeiture of shares	(45)	(4)	4				—
Dividends				(4,250)			(4,250)
Recognition of equity-based compensation expense			975				975
Purchase of treasury stock						(230)	(230)
Issuance of treasury stock			89			81	170
Balance at March 31, 2020	10,689	1,069	26,361	91,389	(9,556)	(12,539)	96,724
Comprehensive income				2,374	2,159		4,533
Issuance of shares	113	11	(11)				—
Forfeiture of shares	(54)	(5)	5				—
Dividends				(4,391)			(4,391)
Recognition of equity-based compensation expense			864				864
Purchase of treasury stock						(23)	(23)
Issuance of treasury stock			53			169	222
Balance at March 31, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2021, 2020 and 2019

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global designer, manufacturer and supplier of vacuum and heat transfer equipment used in the energy, defense, chemical and petrochemical industries.  During the fiscal year ended March 31, 2020 the Company sold its wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"), located in Lapeer, Michigan.  The accompanying Consolidated Financial Statements include the results of operations of Energy Steel for the period April 1, 2018 through June 23, 2019.  During the fiscal year ended March 31, 2019, the Company established Graham India Private Limited ("GIPL") as a wholly-owned subsidiary.  GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets.  The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2021, 2020 and 2019 are referred to as "fiscal 2021," "fiscal 2020" and "fiscal 2019," respectively.

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

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standard Codification 606, "Revenue from Contracts with Customers" ("ASC 606").

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

Investments

Investments consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  The investments are stated at amortized cost which approximates fair value.  All investments held by the Company at March 31, 2021 are scheduled to mature on or before June 24, 2021.

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

Property, plant, equipment, depreciation and amortization

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization.  Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight-line method.  Estimated useful lives range from approximately three to eight years for office equipment, eight to 25 years for manufacturing equipment and 40 years for buildings and improvements.  Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Research and development

Research and development costs are expensed as incurred.  The Company incurred research and development costs of $3,367, $3,353 and $3,538 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below:

	Year ended March 31,
	2021	2020	2019
Basic income (loss) per share:
Numerator:
Net income (loss)	$2,374	$1,872	$(308)
Denominator:
Weighted average common shares outstanding	9,959	9,876	9,823
Basic income (loss) per share	$0.24	$0.19	$(0.03)

Diluted income (loss) per share:
Numerator:
Net income (loss)	$2,374	$1,872	$(308)
Denominator:
Weighted average common shares outstanding	9,959	9,876	9,823
Stock options outstanding	—	3	—
Weighted average common and potential common shares outstanding	9,959	9,879	9,823
Diluted income (loss) per share	$0.24	$0.19	$(0.03)

None of the options to purchase shares of common stock which totaled 37 and 39 in fiscal 2021 and fiscal 2019, respectively, were included in the computation of diluted loss per share as the affect would be anti-dilutive given their exercise price as they would not be dilutive upon issuance or due to the net losses in the fiscal year.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $11 in fiscal 2021 and $12 in each of fiscal 2020 and fiscal 2019.  In addition, income taxes paid (refunded) were $200 in fiscal 2021, $139 in fiscal 2020 and $(73) in fiscal 2019.

In fiscal 2021, fiscal 2020 and fiscal 2019, non-cash activities included pension and other postretirement benefit income (loss) adjustments, net of income tax, of $1,774, $(525) and $(348), respectively.  Also, in fiscal 2021, fiscal 2020 and fiscal 2019, non-cash activities included the issuance of treasury stock valued at $222, $170 and $134, respectively, to the Company's Employee Stock Purchase Plan (See Note 13).

At March 31, 2021, 2020 and 2019, there were $173, $162 and $85, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Consolidated Statements of Cash Flows.  In fiscal 2021, fiscal 2020 and fiscal 2019, capital expenditures totaling $0, $0 and $100, respectively, were financed through the issuance of capital leases.

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

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans," which removes disclosures that no longer are considered cost beneficial, clarifies specific disclosure requirements and adds disclosure requirements identified as relevant for defined benefit pension and other postretirement benefit plans.  This amendment is effective for fiscal years ending after December 15, 2020. The amendment requires application on a retrospective basis to all periods presented.  The Company adopted the new guidance in fiscal 2021.  The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

In December 2019, the FASB issue ASU No. 2019-12, "Simplifying the Accounting for Income Taxes." The amended guidance simplifies the accounting for income taxes, eliminating certain exceptions to the general income tax principles, in an effort to reduce the cost and complexity of application.  The amended guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  Earlier application is permitted.  The guidance requires application on either a prospective, retrospective or modified retrospective basis, contingent on the income tax exception being applied.  The Company believes the adoption of this ASU will not have a material impact on its Consolidated Financial Statements.

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

The following tables present the Company's net sales disaggregated by product line and geographic area:

	Year ended March 31,
Product Line	2021	2020	2019
Heat transfer equipment	$41,133	$31,986	$24,785
Vacuum equipment	36,792	33,354	34,461
All other	19,564	25,264	32,585
Net sales	$97,489	$90,604	$91,831

	Year ended March 31,
Geographic Area	2021	2020	2019
Asia	$25,614	$5,517	$10,292
Canada	6,538	8,907	16,602
Middle East	4,843	13,112	2,610
South America	6,202	3,783	324
U.S.	52,724	58,042	59,441
All other	1,568	1,243	2,562
Net sales	$97,489	$90,604	$91,831

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606.   Revenue from contracts that is recognized upon shipment accounted for approximately 40%, 30% and 40% of revenue in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  Revenue from contracts that is recognized over time accounted for approximately 60%, 70% and 60% of revenue in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  In fiscal 2021, revenue recognized over time as a percentage of total revenue was lower as compared with the prior year due to limited production on large contracts during the first quarter of fiscal 2021 as a result of the COVID-19 pandemic, as well as the completion of two large projects in China which did not meet the criteria for recognizing revenue over time.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	March 31,	March 31,
	2021	2020	Change
Unbilled revenue	$19,994	$14,592	$5,402
Customer deposits	(14,059)	(26,983)	12,924
Net (over) under billings	$5,935	$(12,391)	$18,326

Contract liabilities at March 31, 2021 and 2020 include $1,603 and $3,660, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Consolidated Balance Sheets, includes corresponding balances at March 31, 2021 and 2020, respectively.  Revenue recognized in fiscal 2021 that was included in the contract liability balance at March 31, 2020 was $20,833.  Changes in the net contract liability balance during fiscal 2021 were impacted by a $5,402 increase in contract assets, of which $29,836 was due to contract progress offset by invoicing to customers of $24,434.  In addition, contract liabilities decreased $12,924 driven by new customer deposits of $7,909 offset by revenue recognized in fiscal 2021 that was included in the contract liability balance at March 31, 2020.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $3,747 and $2,016 at March 31, 2021 and 2020, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $39 and $45 at March 31, 2021 and 2020, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.  The related amortization expense was $600, $169 and $168 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of March 31, 2021, the Company had remaining unsatisfied performance obligations of $137,567.  The Company expects to recognize revenue on approximately 40% to 45% of the remaining performance obligations within one year, 20% to 30% in one to two years and the remaining beyond two years.

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

In fiscal 2020 the Company completed the sale of Energy Steel.  Under the terms of the stock purchase agreement, the Company received proceeds of $602, subject to certain adjustments, including a customary working capital adjustment.  The Company recognized a loss on the disposal of $181.  In addition, in fiscal 2020 the Company incurred a bad debt charge of $98 and an inventory write down of $338 related to the bankruptcy of Westinghouse Electric Company.  All of these items are included in the line item "Other expense" in the Consolidated Statement of Operations for fiscal 2020.

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2021	2020
Raw materials and supplies	$3,490	$3,061
Work in process	12,196	18,018
Finished products	1,646	1,212
	$17,332	$22,291

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2021	2020
Land	$365	$171
Buildings and leasehold improvements	21,095	19,393
Machinery and equipment	31,619	30,474
Construction in progress	8	1,360
	53,087	51,398
Less – accumulated depreciation and amortization	35,469	33,811
	$17,618	$17,587

Depreciation expense in fiscal 2021, fiscal 2020 and fiscal 2019 was $1,945, $1,957, and $1,968, respectively.

Note 6– Goodwill and Other Impairments:

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.  Intangible amortization expense was $0, $0 and $180 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

As disclosed in Note 3, in fiscal 2019, the Company's Board of Directors approved a plan to sell Energy Steel.  As a result, an impairment loss totaling $6,449 was recorded related to the disposition of Energy Steel which included impairment losses of $1,700, $2,000, $1,208, $1,222 and $319 for permits, tradename, customer relationships, goodwill and other long-lived assets, respectively.  In fiscal 2020, the Company completed the sale of Energy Steel.

Note 7 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2021	2020
Balance at beginning of year	$359	$366
Expense for product warranties	344	62
Product warranty claims paid	(77)	(69)
Balance at end of year	$626	$359

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Note 8 - Leases:

The Company leases certain manufacturing facilities, office space, machinery and office equipment.  An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration.  If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception.  Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets.  The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise.  Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease.  The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.  The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties.  As of March 31, 2021, the Company did not have any material leases that have been signed but not commenced.

Right-of-use ("ROU") lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use.  Finance lease ROU assets and operating lease ROU assets are included in the line items "Property, plant and equipment, net" and "Operating lease assets", respectively, in the Condensed Consolidated Balance Sheets.  The current portion and non-current portion of finance and operating lease liabilities are all presented separately in the Consolidated Balance Sheets.

The discount rate implicit within the Company's leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	March 31,
	2021	2020
Finance Leases
Weighted-average remaining lease term in years	2.41	2.81
Weighted-average discount rate	10.71%	9.71%

Operating Leases
Weighted-average remaining lease term in years	1.84	1.98
Weighted-average discount rate	5.49%	5.49%

The components of lease expense are as follows:

	Year Ended March 31, 2020
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$22	$48
Interest on lease liabilities	8	12
Operating lease cost	165	229
Short-term lease cost	11	38
Total lease cost	$206	$327

Operating lease costs during fiscal 2021 and fiscal 2020 were included within cost of sales and selling, general and administrative expenses.

As of March 31, 2021, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
2022	$49	$26
2023	31	26
2024	8	11
2025	—	—
2026	—	—
Total lease payments	88	63

Less – amount representing interest	5	8
Present value of net minimum lease payments	$83	$55

ROU assets obtained in exchange for new operating lease liabilities were $0 and $223 in fiscal 2021 and fiscal 2020, respectively.

Note 9 - Debt:

Short-Term Debt

The Company and its subsidiaries had no short-term borrowings outstanding at March 31, 2021 and 2020.

On December 2, 2020, the Company entered into a revolving credit facility agreement with JPMorgan Chase Bank, N.A. that provides a $22,000 line of credit, expandable at the Company's option and upon the bank's approval at any time up to $37,000, including a $7,000 commitment for letters of credit and bank guarantees.  The agreement has a one-year term.

At the Company's option, amounts outstanding under the agreement will bear interest at either: (i) a rate equal to the bank's prime rate; or (ii) a rate equal to LIBOR plus 1.75%.  Amounts available for borrowing under the agreement are subject to an unused commitment fee of 0.375%.  The bank’s prime rate was  3.25% at March 31, 2021 and 2020.

Outstanding letters of credit under the agreement are subject to a fee of 0.75%.  The agreement requires the Company to secure outstanding letters of credit with cash and cash equivalents and investments.  At March 31, 2021, all outstanding letters of credit were secured by a certificate of deposit.  At March 31, 2021, there were $5,416 letters of credit outstanding on the JPMorgan Chase Bank, N.A. revolving credit facility.  Availability under the line of credit was $16,584 at March 31, 2021.

Under the revolving credit facility, the Company covenants to maintain a maximum funded debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") ratio, as defined in such credit facility, of 3.5 to 1.0 and a minimum earnings before interest expense and income taxes ("EBIT") to interest ratio, as defined in such credit facility, of 4.0 to 1.0.  The agreement also provides that the Company is permitted to pay dividends without limitation if it maintains a maximum funded debt to EBITDA ratio equal to or less than 2.0 to 1.0 and permits the Company to pay dividends in an amount equal to 25% of net income if it maintains a funded debt to EBITDA ratio of greater than 2.0 to 1.0.  The Company was in compliance with all such provisions as of and for the years ended March 31, 2021 and 2020.  Assets with a book value of $117,360 have been pledged to secure borrowings under the credit facility.

At March 31, 2020, the Company had an additional letter of credit facility agreement with HSBC Bank USA, N.A. to further support its international operations.  The agreement provided a $10,000 line of credit to be used for the issuance of letters of credit.  On May 1, 2020 and October 8, 2020, the Company entered into agreements to amend the letter of credit facility agreement and increase the letter of credit facility to $14,000 and $15,000, respectively.  Under the current agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit.  Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate.  The bank’s prime rate was 3.25% at March 31, 2021.  The Company's obligations under the agreement are secured by cash or certificates of deposit held with the bank.  At March 31, 2021 there were $6,151 letters of credit outstanding, and availability under the letter of credit facility was $8,849.

Long-Term Debt

The Company and its subsidiaries had long-term capital lease obligations outstanding as follows:

	March 31,
	2021	2020
Finance lease obligations (Note 8)	$55	$95
Less: current amounts	21	40
Total	$34	$55

With the exception of capital leases, the Company has no long-term debt payment requirements over the next five years as of March 31, 2021.

Note 10 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable.  The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.  At March 31, 2021 and 2020, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts.  At March 31, 2021 and 2020, the Company was contingently liable on outstanding standby letters of credit aggregating $11,567 and $13,328, respectively.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments:  The fair value of investments at March 31, 2021 and 2020 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Note 11 – Income Taxes:

An analysis of the components of income (loss) before provision for income taxes is presented below:

	Year ended March 31,
	2021	2020	2019
United States	$(602)	$2,405	$(256)
Asia	3,869	(93)	111
	$3,267	$2,312	$(145)

The provision for income taxes consists of:

	Year ended March 31,
	2021	2020	2019
Current:
Federal	$924	$547	$181
State	62	176	141
Foreign	468	4	—
	1,454	727	322
Deferred:
Federal	(960)	(694)	(3,993)
State	(116)	8	(84)
Foreign	508	(12)	41
Changes in valuation allowance	7	411	3,877
	(561)	(287)	(159)
Total provision for income taxes	$893	$440	$163

The reconciliation of the provision (benefit) calculated using the U.S. federal tax rate with the provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2021	2020	2019
Provision (benefit) for income taxes at federal rate	$686	$486	$(30)
State taxes	(35)	120	45
Charges not deductible for income tax purposes	158	55	89
Research and development tax credits	(172)	(211)	(177)
Valuation allowance	7	411	3,877
Difference in federal rate	156	(1)	3
Impairment of goodwill and intangible assets	—	—	257
Foreign tax credit	(84)	—	—
Foreign-derived intangible income deduction	(81)	(95)	(69)
Global intangible low-taxed income	405	(1)	11
Net operating loss carryback	(146)	—	—
Capital loss from sale of Energy Steel	—	(325)	(3,848)
Other	(1)	1	5
Provision for income taxes	$893	$440	$163

The net deferred income tax liability recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions.  A summary of the composition of the Company's net deferred income tax liability follows:

	March 31,
	2021	2020
Depreciation	$(1,772)	$(1,707)
Accrued compensation	147	206
Prepaid pension asset	(1,386)	(783)
Accrued pension liability	347	169
Accrued postretirement benefits	131	143
Compensated absences	435	402
Inventories	462	(13)
Warranty liability	140	81
Accrued expenses	585	366
Equity-based compensation	337	385
Operating lease assets	(22)	(58)
Operating lease liabilities	23	60
New York State investment tax credit	1,115	1,108
Net operating loss carryforwards	—	75
Capital loss related to sale of Energy Steel	4,211	4,211
Other	(62)	1
	4,691	4,646
Less: Valuation allowance	(5,326)	(5,319)
Total	$(635)	$(673)

The foreign deferred income tax asset of $0 and $48 at March 31, 2021 and 2020, respectively, is included in the caption "Other assets" in the Consolidated Balance Sheets.  Deferred income taxes include the impact of state investment tax credits of $321, which expire from 2022 to 2035 and state investment tax credits of $794, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2021 and 2020 related to certain state investment tax credits and the capital loss related to Energy Steel would not be realized, and recorded a valuation allowance of $5,326 and $5,319, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for tax years 2017 through 2020 and examination in state tax jurisdictions for tax years 2016 through 2020.  The Company is subject to examination in the People's Republic of China for tax years 2017 through 2020 and in India for tax years 2018 through 2020.  The liability for unrecognized tax benefits was $0 at each of March 31, 2021 and 2020.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law.  The CARES Act included several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses and allow businesses to carry back net operating losses arising in 2018, 2019 and 2020 to the five prior tax years, accelerate refunds of previously generated corporate alternative minimum tax credits, change the business interest limitation under IRC section 163(j) from 30% to 50%, and fix qualified improvement property from the Tax Cuts and Jobs Act (the "Tax Act").  These provisions did not have a material impact on the Company’s consolidated financial statements.

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

The components of pension cost (benefit) are:

	Year ended March 31,
	2021	2020	2019
Service cost during the period	$461	$496	$571
Interest cost on projected benefit obligation	1,211	1,290	1,339
Expected return on assets	(2,513)	(2,657)	(3,062)
Amortization of:
Actuarial loss	1,039	969	847
Net pension cost (benefit)	$198	$98	$(305)

The components of net pension cost (benefit) other than the service cost component are included in “Other income” in the Consolidated Statements of Operations.

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2021	2020	2019
Discount rate	3.44%	3.83%	3.95%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	6.50%	7.00%	8.00%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2022.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2021	2020
Change in the benefit obligation
Projected benefit obligation at beginning of year	$35,783	$34,149
Service cost	461	496
Interest cost	1,211	1,290
Actuarial loss	1,284	2,368
Benefit payments	(942)	(1,100)
Liability released through annuity purchase	(1,477)	(1,420)
Projected benefit obligation at end of year	$36,320	$35,783

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$39,243	$38,416
Actual return on plan assets	5,712	3,347
Benefit and administrative expense payments	(942)	(1,100)
Annuities purchased	(1,477)	(1,420)
Fair value of plan assets at end of year	$42,536	$39,243

Funded status
Funded status at end of year	$6,216	$3,460
Amount recognized in the Consolidated Balance Sheets	$6,216	$3,460

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2021	2020
Discount rate	3.21%	3.44%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2021 and fiscal 2020, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company.  As a result of these transactions, in fiscal 2021 and fiscal 2020, the projected benefit obligation and plan assets decreased $1,477 and $1,420, respectively.  The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases.  The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases.  The accumulated benefit obligation as of March 31, 2021 and 2020 was $32,861 and $31,715, respectively.  At March 31, 2021 and 2020, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2021	2020
Net actuarial loss	$6,990	$9,285

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2021	2020
Net actuarial (gain) loss arising during the year	$(1,488)	$1,298
Amortization of actuarial loss	(807)	(750)
	$(2,295)	$548

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2022	$1,174
2023	1,191
2024	1,262
2025	1,269
2026	1,379
2027-2031	8,524
Total	$14,799

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2021	2020
Equity securities	30%	33%	30%
Debt securities	70%	67%	70%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2021 and 2020, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$79	$79	$—	$—

Equity securities:
U.S. companies	11,202	11,202	—	—
International companies	2,700	2,700	—	—

Fixed income:
Corporate bond funds
Long-term	28,555	28,555	—	—
	$42,536	$42,536	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$82	$82	$—	$—

Equity securities:
U.S. companies	9,409	9,409	—	—
International companies	2,327	2,327	—	—

Fixed income:
Corporate bond funds
Long-term	27,425	27,425	—	—
	$39,243	$39,243	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades.  See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003.  In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan.  The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees.  The Company contribution to the defined contribution plan for these employees in fiscal 2021, fiscal 2020 and fiscal 2019 was $430, $406 and $325, respectively.

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums.  Pension expense recorded in fiscal 2021, fiscal 2020, and fiscal 2019 related to this plan was $105, $85 and $97, respectively.  The weighted average discount rate used to determine pension expense for this plan was 3.44%, 3.83% and 3.95% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.  The weighted average rate of increase in compensation levels used to develop pension expense for this plan was 3% in each of fiscal 2021, fiscal 2020 and fiscal 2019.  At March 31, 2021 and 2020, the projected benefit obligation was $1,557 and $747, respectively, and is separately presented in the caption "Accrued Pension Liability" in the Consolidated Balance Sheets.  The amounts recognized in accumulated other comprehensive loss, net of income tax, consist of a net actuarial loss of $544 and $0 at March 31, 2021 and 2020, respectively.

The Company has a domestic defined contribution plan (401k) covering substantially all employees.  The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral.  Company contributions are immediately vested.  Contributions were $863 in fiscal 2021, $1,000 in fiscal 2020 and $1,135 in fiscal 2019.

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

The components of postretirement benefit expense are:

	Year ended March 31,
	2021	2020	2019
Interest cost on accumulated benefit obligation	$18	$22	$25
Amortization of actuarial loss	27	28	28
Net postretirement benefit expense	$45	$50	$53

Net postretirement benefit expense is included in “Other income” in the Consolidated Statements of Operations.

The weighted average discount rates used to develop the net postretirement benefit cost were 3.01%, 3.37% and 3.63% in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2021	2020
Change in the benefit obligation
Projected benefit obligation at beginning of year	$634	$682
Interest cost	18	22
Actuarial loss (gain)	(3)	(3)
Benefit payments	(62)	(67)
Projected benefit obligation at end of year	$587	$634

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	62	67
Benefit payments	(62)	(67)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(587)	$(634)
Amount recognized in the Consolidated Balance Sheets	$(587)	$(634)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2021	2020
Discount rate	2.34%	3.01%
Medical care cost trend rate	7.00%	7.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 4.5% in 2026 and subsequent years.  This was accomplished using 0.5% decrements for the years ended March 31, 2022 through 2026.

The current portion of the accrued postretirement benefit obligation of $72 and $77, at March 31, 2021 and 2020, respectively, is included in the caption "Accrued Compensation" and the long-term portion is separately presented in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2021	2020
Net actuarial loss	$164	$187

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2021	2020
Net actuarial gain arising during the year	$(2)	$(2)
Amortization of actuarial loss	(21)	(21)
	$(23)	$(23)

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2022	$72
2023	67
2024	62
2025	57
2023	52
2027-2031	192
Total	$502

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its U.S. based employees.  The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims.  The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage of $1,000.  The Company also has total plan annual maximum aggregate stop loss coverage of $2,744.

The liability of $184 and $124 on March 31, 2021 and 2020, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued Compensation" in the Consolidated Balance Sheets.

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

In fiscal 2021, fiscal 2020 and fiscal 2019, 113, 83 and 53 shares, respectively, of restricted stock were awarded.  Restricted shares of 54, 40 and 27 granted to officers in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 38, 28, and 20 granted to officers and key employees in fiscal 2021, fiscal 2020, and fiscal 2019 respectively, vest 33⅓% per year over a three-year term.  The restricted shares granted to directors of 21, 15 and 6 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, vest 100% on the first anniversary of the grant date.  The Company recognizes compensation cost over the period the shares vest.  Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.  No stock option awards were granted in fiscal 2021, fiscal 2020 and fiscal 2019.

During fiscal 2021, fiscal 2020, and fiscal 2019, the Company recognized $817, $945, and $1,069, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $193, $208 and $237, respectively, of related tax benefits.

The Company received cash proceeds from the exercise of stock options of $0, $24 and $307 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

The following table summarizes information about the Company's stock option awards during fiscal 2021, fiscal 2020 and fiscal 2019:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at April 1, 2018	69	20.26
Exercised	(19)	15.89
Cancelled	(11)	33.02
Outstanding at March 31, 2019	39	18.76
Exercised	(2)	15.25
Outstanding at March 31, 2020	37	18.92
Exercised	—
Outstanding at March 31, 2021	37	18.92	1.07 years	$—

Vested or expected to vest at March 31, 2021	37	18.92	1.07 years	—

Exercisable at March 31, 2021	37	18.92	1.07 years	—

The following table summarizes information about stock options outstanding at March 31, 2021:

Exercise Price	Options Outstanding at March 31, 2021	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$18.65	33	$18.65	1.17
$21.19	4	21.19	0.17
$18.65-21.19	37	18.92	1.07

The total intrinsic value of the stock options exercised during fiscal 2021, fiscal 2020 and fiscal 2019 was $0, $10 and $161, respectively.  As of March 31, 2021, there was $1,877 of total unrecognized stock-based compensation expense related to non-vested restricted stock.  The Company expects to recognize this expense over a weighted average period of 1.67 years.

The outstanding options expire between May 2021 and May 2022.  Options, stock awards and performance awards available for future grants were 453 at March 31, 2021.

The following table summarizes information about the Company's restricted stock awards during fiscal 2021, fiscal 2020 and fiscal 2019:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2018	126	22.02
Granted	53	30.08
Vested	(28)	20.38
Forfeited	(2)	22.83
Non-vested at March 31, 2019	149	25.19
Granted	83	22.95
Vested	(38)	23.17
Forfeited	(45)	22.52
Non-vested at March 31, 2020	149	25.26
Granted	113	16.39
Vested	(43)	22.70
Forfeited	(54)	23.09
Non-vested at March 31, 2021	165	20.56	$8

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  In fiscal 2021, fiscal 2020 and fiscal 2019, 21, 9 and 6 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years.  During fiscal 2021, fiscal 2020 and fiscal 2019, the Company recognized stock-based compensation cost of $47, $30 and $0, respectively, related to the ESPP and $11, $7 and $0, respectively, of related tax benefits.

Note 14 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2021 and fiscal 2020 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2019	$(8,947)	$114	$(8,833)
Other comprehensive loss before reclassifications	(1,296)	(198)	(1,494)
Amounts reclassified from accumulated other comprehensive loss	771	—	771
Net current-period other comprehensive loss	(525)	(198)	(723)
Balance at March 31, 2020	(9,472)	(84)	(9,556)
Other comprehensive income before reclassifications	946	385	1,331
Amounts reclassified from accumulated other comprehensive loss	828	—	828
Net current-period other comprehensive income	1,774	385	2,159
Balance at March 31, 2021	$(7,698)	$301	$(7,397)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2021

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(1,066)	(1)
	(1,066)		Income before provision for income taxes
	(238)		Provision for income taxes
	$(828)		Net income

Year ended March 31, 2020

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(997)	(1)
	(997)		Income before provision for income taxes
	(226)		Provision for income taxes
	$(771)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 12.

Note 15 - Segment Information:

The Company has one reporting segment as its operating segments meet the requirement for aggregation.  The Company and its operating subsidiaries design and manufacture heat transfer and vacuum equipment for the energy, defense, chemical and petrochemical markets.  Heat transfer equipment includes surface condensers, Heliflows, water heaters and various types of heat exchangers.  Vacuum equipment includes steam jet ejector vacuum systems and liquid ring vacuum pumps.  These products are sold individually or combined into package systems.  The Company also services and sells spare parts for its equipment.

See Note 2 to the consolidated financial statements for net sales by product line and geographic area.

In fiscal 2021, the Company had two customers whose sales amounted to 12% and 11% of total consolidated net sales.  In fiscal 2020 and fiscal 2019, total sales to one customer amounted to 13% and 12%, respectively, of total consolidated net sales.  The customers representing such sales were different customers in each of fiscal 2021, fiscal 2020 and fiscal 2019.

Note 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program.  Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program.  No shares were purchased under this program in fiscal 2021, fiscal 2020 or fiscal 2019.

Note 17– Commitments and Contingencies:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, products made by the Company. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims in the Company's current lawsuits are similar to those made in previous asbestos-related suits that named the Company as a defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs' places of work or were settled for immaterial amounts.  The Company cannot provide any assurances that any pending or future matters will be resolved in the same manner as previous lawsuits.

As of March 31, 2021, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations, financial position or cash flows.

Note 18 - Quarterly Financial Data (Unaudited):

A capsule summary of the Company's unaudited quarterly results for fiscal 2021 and fiscal 2020 is presented below:

	First	Second	Third	Fourth	Total
Year ended March 31, 2021	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$16,710	$27,954	$27,154	$25,671	$97,489
Gross profit	1,568	7,693	6,227	4,981	20,469
Net income (loss)	(1,818)	2,744	1,060	388	2,374
Per share:
Net income (loss):
Basic	$(0.18)	$.27	$.11	$.04	$0.24
Diluted	$(0.18)	$.27	$.11	$.04	$0.24

Market price range of common stock	$10.36-15.86	$11.88-14.94	$12.56-16.97	$13.92-17.44	$10.36-17.44

	First	Second	Third	Fourth	Total
Year ended March 31, 2020	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$20,593	$21,643	$25,286	$23,082	$90,604
Gross profit	4,714	4,948	4,044	4,442	18,148
Net income	82	1,205	9	576	1,872
Per share:
Net income:
Basic	$.01	$.12	$—	$.06	$0.19
Diluted	$.01	$.12	$—	$.06	$0.19

Market price range of common stock	$18.96-22.84	$17.70-23.25	$19.03-23.77	$11.07-21.90	$11.07-23.77

Note 19 – Subsequent Events:

On June 1, 2021, the Company acquired Barber-Nichols, Inc. ("BNI"), a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado.  The Company believes that this acquisition furthers its growth strategy through market and product diversification, broadens its offerings to the defense and energy markets and strengthens its presence in the defense sector.

Under the terms of the stock purchase agreement, the purchase price of $70,113 is comprised of 610 shares of the Company common stock, representing a value of approximately $8,963, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment.  The stock purchase agreement also includes a contingent earn-out dependent upon certain financial measures of BNI post-acquisition, in which the sellers are eligible to receive up to $14,000 in additional cash consideration.

On June 1, 2021, the Company entered into a $20,000 five-year term loan with Bank of America.  The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount due on the maturity date.  The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.  In addition, on June 1, 2021, the Company entered into a revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option and the bank’s approval at any time up to $40,000.  The agreement has a five-year term.  Amounts outstanding under the facility agreement will bear interest at a rate equal to

BSBY plus 1.50%, subject to a 0.00% floor.  Outstanding letters of credit under the agreement are subject to a fee of 1.50%.  The upfront fee for both the term loan and revolving credit facility is .20% of the committed facilities and amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of .25%.  Under the term loan agreement and revolving credit facility, the Company covenants to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, a minimum fixed charge coverage ratio, as defined in such agreements, of 1.20 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit.

On June, 1, 2021, the Company entered into an agreement to amend the letter of credit facility agreement with HSBC Bank USA, N.A. and decreased the Company’s line of credit from $15,000 to $7,500.  Under the amended agreement, the Company incurs an annual facility fee $5 and outstanding letters of credit are subject to a fee of between .75% and .85%, depending on the term of the letter of credit.  Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate.

In addition, on June 1, 2021, the Company entered into an employment agreement with a key employee of BNI, which is consistent with agreements with other named executive officers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graham Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Over time – Input Method – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company recognizes a majority of its revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company primarily utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total direct labor hours to be incurred at completion on each contract.  Revenue from contracts that is recognized over time accounted for approximately 60% of revenue in fiscal 2021.

We identified revenue associated with in-process contracts recognized over time utilizing an input method as a critical audit matter because of the judgments necessary for management to estimate total direct labor hours at completion. An extensive audit effort and a high degree of auditor judgment was required when performing audit procedures to audit management’s estimates of total direct labor hours at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of total direct labor hours at completion included the following, among others:

•	We tested the mathematical accuracy of management’s calculation of revenue recognized over time.
•	For a selection of in-process contracts with customers that were recognized over time utilizing an input method, we performed the following, among others:
-	Evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.
-

Evaluated the reasonableness and consistency of the methodology used by management to estimate total direct labor hours at completion for each contract and tested the mathematical accuracy of such estimate.

-

Evaluated the direct labor hours estimate by obtaining original estimates and any change orders, testing direct labor hours completed to date, observing the work sites and inspecting the progress to completion as of fiscal year end, and performing corroborating inquiries with the Company’s project managers and engineers regarding the estimates of total direct labor hours at completion.

•

We evaluated management’s ability to estimate total direct labor hours at completion accurately by comparing actual direct labor hours incurred to management’s historical estimates for a selection of similar contracts that were completed in fiscal year 2021.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Rochester, New York
June 2, 2021

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our administrative, non-production line employees were working remotely during the first quarter of fiscal 2021 due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance & Administration and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," and "Corporate Governance" contained in our proxy statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2021.

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

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation" and "Director Compensation" contained in our proxy statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2021

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	37	$18.92	453
Equity compensation plans not approved by security holders	—	—	—
Total	37	$18.92	453

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Appointment of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2021 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2021.

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

#	10.3	2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

#	10.4

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

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2021 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 9, 2020.

#	10.9

Graham Corporation Annual Executive Cash Bonus Program in effect for the fiscal year ending March 31, 2021 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 11, 2020.

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

#	10.23	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.

	10.24

Pledge Agreement between the Company and HSBC Bank, USA, National Association dated May 1, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2020.

	10.25

First Amendment to the Letter Agreement dated May 1, 2020 with respect to the continuing Letter of Credit Facility dated March 24, 2014, between the Company and HSBC Bank USA, National Association, effective as of August 23, 2020 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

	10.26

Pledge Agreement between the Company and HSBC Bank USA, National Association, dated August 13, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

	10.27

Letter Agreement dated October 28, 2020 between the Company and HSBC Bank USA, National Association is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2020.

10.28

Credit Agreement between the Company and JPMorgan Chase Bank, National Association, dated December 2, 2020 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020.

10.29

Second Amendment to the Amended and Restated Employment Agreement of Jeffrey F. Glajch, as amended, dated March 16, 2021 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2021.

(14)	Code of Ethics

14.1

Graham Corporation Code of Business Conduct and Ethics, as amended and restated, is incorporated herein by reference from Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2014.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries of the registrant

(23)	Consents of Experts and Counsel

*	23.1	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Principal Executive Officer

*	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

*	32.1	Section 1350 Certifications

(101)	Interactive Data File

*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	Inline XBRL Taxonomy Definitions Linkbase Document

*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File embedded within the Inline XBRL document

*	Exhibits filed with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2021
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$(4)	$—	$—	$29
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$359	$344	$—	$(77)	$626

Year ended March 31, 2020
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$—	$—	$—	$33
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$366	$62	$—	$(69)	$359

Year ended March 31, 2019
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$339	$(167)	$(13)	$(126)	$33
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$493	$234	$(85)	$(276)	$366
Reserves included in the balance sheet caption "accrued compensation"
Restructuring reserve	$18	$—	$—	$(18)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 2, 2021	By:	/s/ Jeffrey F. Glajch
Jeffrey F. Glajch
Vice President-Finance & Administration,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ James R. Lines	President and Chief Executive Officer and	June 2, 2021
James R. Lines	Director (Principal Executive Officer)

/s/ Jeffrey F. Glajch	Vice President-Finance & Administration, Chief	June 2, 2021
Jeffrey F. Glajch	Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Jennifer R. Condame	Chief Accounting Officer	June 2, 2021
Jennifer R. Condame	(Principal Accounting Officer)

/s/ James J. Barber	Director	June 2, 2021
James J. Barber

/s/ Alan Fortier	Director	June 2, 2021
Alan Fortier

/s/ James J. Malvaso	Director and Chairman of the Board	June 2, 2021
James J. Malvaso

/s/ Gerard T. Mazurkiewicz	Director	June 2, 2021
Gerard T. Mazurkiewicz

/s/ Jonathan W. Painter	Director	June 2, 2021
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 2, 2021
Lisa M. Schnorr