Form 10-Q
period 2021-06-30
GRAHAM CORP
filed 2021-08-12
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes  ☐   No  ☒

As of August 6, 2021, there were outstanding 10,691,411 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2021 and March 31, 2021 and for the three months ended June 30, 2021 and 2020

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in thousands, except per share data)
Net sales	$20,157	$16,710
Cost of products sold	19,243	15,142
Gross profit	914	1,568
Other expenses and income:
Selling, general and administrative	4,832	3,902
Selling, general and administrative – amortization	91	—
Other income	(160)	(55)
Interest income	(17)	(94)
Interest expense	39	5
Total other expenses and income	4,785	3,758
Loss before benefit for income taxes	(3,871)	(2,190)
Benefit for income taxes	(745)	(372)
Net loss	$(3,126)	$(1,818)
Per share data
Basic:
Net loss	$(0.31)	$(0.18)
Diluted:
Net loss	$(0.31)	$(0.18)
Weighted average common shares outstanding:
Basic	10,199	9,895
Diluted	10,199	9,895
Dividends declared per share	$0.11	$0.11

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
	(Amounts in thousands)
Net loss	$(3,126)	$(1,818)
Other comprehensive income:
Foreign currency translation adjustment	128	9
Defined benefit pension and other postretirement plans net of income tax expense of $49 and $61 for the three months ended June 30, 2021 and 2020, respectively	170	205
Total other comprehensive income	298	214
Total comprehensive loss	$(2,828)	$(1,604)

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	March 31, 2021
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$19,143	$59,532
Investments	—	5,500
Trade accounts receivable, net of allowances ($67 and $29 at June 30 and March 31, 2021, respectively)	18,273	17,378
Unbilled revenue	28,533	19,994
Inventories	19,144	17,332
Prepaid expenses and other current assets	1,557	512
Income taxes receivable	1,416	—
Total current assets	88,066	120,248
Property, plant and equipment, net	25,618	17,618
Prepaid pension asset	6,518	6,216
Operating lease assets	9,146	95
Goodwill	22,923	—
Customer relationships	11,751	—
Technology and technical know how	10,058	—
Other intangible assets, net	11,067	—
Other assets	219	103
Total assets	$185,366	$144,280
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt obligations	$2,500	$—
Current portion of long-term debt	2,000	—
Current portion of finance lease obligations	22	21
Accounts payable	15,124	17,972
Accrued compensation	6,049	6,106
Accrued expenses and other current liabilities	7,421	4,628
Customer deposits	17,034	14,059
Operating lease liabilities	1,081	46
Income taxes payable	—	741
Total current liabilities	51,231	43,573
Long-term debt	18,000	—
Finance lease obligations	28	34
Operating lease liabilities	8,103	37
Deferred income tax liability	906	635
Accrued pension and postretirement benefit liabilities	2,087	2,072
Other long-term liabilities	1,811	—
Total liabilities	82,166	46,351
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,874 and 10,748 shares issued and 10,691 and 9,959 shares outstanding at June 30 and March 31, 2021, respectively	1,087	1,075
Capital in excess of par value	27,419	27,272
Retained earnings	85,069	89,372
Accumulated other comprehensive loss	(7,099)	(7,397)
Treasury stock (183 and 790 shares at June 30 and March 31, 2021, respectively)	(3,276)	(12,393)
Total stockholders’ equity	103,200	97,929
Total liabilities and stockholders’ equity	$185,366	$144,280

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Operating activities:	(Dollar amounts in thousands)
Net loss	$(3,126)	$(1,818)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	595	486
Amortization	225	—
Amortization of actuarial losses	219	266
Equity-based compensation expense	353	164
Gain on disposal or sale of property, plant and equipment	—	(4)
Deferred income taxes	215	282
(Increase) decrease in operating assets:
Accounts receivable	7,319	(1,646)
Unbilled revenue	(1,426)	(1,091)
Inventories	1,857	(361)
Prepaid expenses and other current and non-current assets	(603)	(356)
Income taxes receivable	(2,161)	(490)
Operating lease assets	(25)	37
Prepaid pension asset	(302)	(210)
Increase (decrease) in operating liabilities:
Accounts payable	(5,745)	(4,430)
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,448)	709
Customer deposits	(3,074)	4,094
Operating lease liabilities	35	(37)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	16	32
Net cash used by operating activities	(7,076)	(4,373)
Investing activities:
Purchase of property, plant and equipment	(446)	(338)
Proceeds from disposal of property, plant and equipment	—	6
Purchase of investments	—	(26,103)
Redemption of investments at maturity	5,500	40,048
Acquisition of Barber-Nichols, LLC	(59,563)	—
Net cash (used) provided by investing activities	(54,509)	13,613
Financing activities:
Increase in short-term debt obligations	2,500	—
Principal repayments on long-term debt	—	(4,599)
Proceeds from the issuance of long-term debt	20,000	4,599
Principal repayments on finance lease obligations	(5)	(12)
Repayments on lease financing obligations	(26)	—
Payment of debt issuance costs	(150)	—
Dividends paid	(1,177)	(1,097)
Purchase of treasury stock	(41)	(23)
Net cash provided (used) by financing activities	21,101	(1,132)
Effect of exchange rate changes on cash	95	6
Net (decrease) increase in cash and cash equivalents	(40,389)	8,114
Cash and cash equivalents at beginning of period	59,532	32,955
Cash and cash equivalents at end of period	$19,143	$41,069

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929
Comprehensive loss				(3,126)	298		(2,828)
Issuance of shares	135	13	(13)				—
Forfeiture of shares	(9)	(1)	1				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			353				353
Issuance of treasury stock			(194)			9,158	8,964
Purchase of treasury stock						(41)	(41)
Balance at June 30, 2021	10,874	$1,087	$27,419	$85,069	$(7,099)	$(3,276)	$103,200

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2020	10,689	$1,069	$26,361	$91,389	$(9,556)	$(12,539)	$96,724
Comprehensive income				(1,818)	214		(1,604)
Issuance of shares	113	11	(11)				—
Forfeiture of shares	(22)	(2)	2				—
Dividends				(1,097)			(1,097)
Recognition of equity-based compensation expense			164				164
Purchase of treasury stock						(23)	(23)
Balance at June 30, 2020	10,780	$1,078	$26,516	$88,474	$(9,342)	$(12,562)	$94,164

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Suzhou, China and Ahmedabad, India at June 30, 2021 and March 31, 2021, and its recently acquired wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), located in Arvada, Colorado at June 30, 2021 and for the period June 1, 2021 through June 30, 2021 (See Note 2).  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission.  The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements.  The unaudited Condensed Consolidated Balance Sheet as of March 31, 2021 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2021.  For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 ("fiscal 2021").  In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2022 ("fiscal 2022").

NOTE 2 – ACQUISITION:

On June 1, 2021, the Company completed its acquisition of Barber-Nichols, LLC ("BN"), a privately-owned designer and manufacturer of turbomachinery products located in Arvada, Colorado that serves the defense and aerospace industry as well as the energy and cryogenic markets.  The Company believes this acquisition furthers its growth strategy through market and product diversification, broadens its offerings and strengthens its presence in the defense industry, builds on its presence in the energy markets and adds capabilities in the space industry.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date.  The purchase price of $72,014 was comprised of 610 shares of the Company's common stock, representing a value of $8,964 at a price of $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment.  The cash consideration was funded through cash on-hand and debt proceeds (See Note 15).  The purchase agreement also includes a contingent earn-out dependent upon certain financial measures of BN post-acquisition, in which the sellers are eligible to receive up to $14,000 in additional cash consideration.  As of June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out.  If achieved, the earn-out will be payable in fiscal year 2025 and will be treated as additional purchase price.  The fair value of the contingent consideration liability was based on an option pricing model using a Monte Carlo simulation and is estimated by discounting contingent payments expected to be made, and may increase or decrease based on changes in earnings before income tax, depreciation and amortization estimates and discount rates.  This is considered a Level 3 liability in the fair value hierarchy.  In addition, BN and Ascent Properties Group, LLC, a related party, entered into a nine year operating lease agreement for an office and manufacturing building in Arvada, Colorado.  This lease has a monthly payment in the amount of $40 with a 3% yearly escalation.  Acquisition related costs of $169 were expensed in the first quarter of fiscal 2022 and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition and the amount exceeding the fair value of $22,923 was recorded as goodwill, which is not deductible for tax purposes.  As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of the valuation of intangible assets, the final reconciliation and confirmation of tangible assets and the settlement of the contingent payment.  The valuation of acquisition-related intangible assets will be finalized within twelve months of the close of the acquisition.  The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, backlog and trade name.  Backlog and trade name are included in the line item "Other intangible assets, net" in the Condensed Consolidated Balance Sheet.  Customer relationships were valued using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs.  Trade name and technology and technical know-how were both valued using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset.  The fair value of backlog was determined using a net realizable value methodology, and was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog.  Changes to the preliminary valuation may result in material adjustments to the fair value of assets and liabilities acquired.

The purchase price was allocated to specific intangible assets on a preliminary basis as follows:
	Fair Value Assigned	Weighted Average Amortization Period
At June 30, 2021
Intangibles subject to amortization:
Customer relationships	$11,800	20 years
Technology and technical know how	10,100	20 years
Backlog	3,800	4 years
	$25,700
Intangibles not subject to amortization:
Tradename	7,400	Indefinite
	$7,400

Technology and technical know-how and customer relationships are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives.  Backlog is amortized in cost of products sold over the projected conversion period based on management estimates at time of purchase.  Intangible amortization was $225 for the three months ended June 30, 2021.  The estimated annual amortization expense is as follows:

Annual Amortization
Remainder of 2022	$2,240
2023	2,427
2024	1,758
2025	1,321
2026	1,122
2027 and thereafter	16,607
Total intangible amortization	$25,475

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition:

June 1,
2021
Assets acquired:
Cash and cash equivalents	$1,587
Accounts receivable	8,154
Unbilled revenue	7,068
Inventory	3,669
Other current assets	409
Property, plant & equipment	8,037
Operating lease asset	9,026
Goodwill	22,923
Backlog	3,800
Customer relationships	11,800
Technology and technical know how	10,100
Tradename	7,400
Total assets acquired	93,973
Liabilities assumed:
Accounts payable	2,736
Accrued compensation	1,341
Other current liabilities	665
Customer deposits	6,048
Operating lease liabilities	9,066
Other long term liabilities	2,103
Total liabilities assumed	21,959
Purchase price	$72,014

The Condensed Consolidated Statement of Operations for the three months ended June 30, 2021 includes net sales from BN of $3,471.  The following unaudited pro forma information presents the consolidated results of operations of the Company as if the BN acquisition had occurred at the beginning of each of the fiscal periods presented:

	Three Months Ended
	June 30,
	2021	2020
Net sales	$35,633	$32,186
Net (loss) income	(2,025)	775
(Loss) earnings per share
Basic	$(0.19)	$0.07
Diluted	$(0.19)	$0.07

The unaudited pro forma information presents the combined operating results of Graham Corporation and BN, with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of depreciation of fixed assets based on the preliminary purchase price allocation, the adjustment to interest income reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at the Company’s weighted average interest income rate, interest expense and loan origination fees at the Company’s current interest rate, amortization expense related to the fair value adjustments for intangible assets, non-recurring acquisition-related costs and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate.

The unaudited pro forma results are presented for illustrative purposes only.  These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

NOTE 3 – REVENUE RECOGNITION:

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended
	June 30,
Product Line	2021	2020
Heat transfer equipment	$6,764	$10,673
Vacuum equipment	4,219	2,551
Fluid systems	1,808	—
Power systems	1,663	—
All other	5,703	3,486
Net sales	$20,157	$16,710

Geographic Region
Asia	$3,509	$5,163
Canada	1,208	992
Middle East	612	449
South America	242	220
U.S.	13,894	9,438
All other	692	448
Net sales	$20,157	$16,710

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer.  Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time.  However, in the three months ended June 30, 2020, revenue recognized over time was lower than revenue recognized upon shipment due to limited production on large contracts as a result of the COVID-19 pandemic.  Revenue from contracts that is recognized upon shipment accounted for approximately 35% and 60% of revenue for the three-month periods ended June 30, 2021 and 2020, respectively, and revenue from contracts that is recognized over time accounted for approximately 65% and 40% of revenue for the three-month periods ended June 30, 2021 and 2020.  The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract.  The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors.  Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.  Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2021	March 31, 2021	Change

Unbilled revenue (contract assets)	$28,533	$19,994	$8,539
Customer deposits (contract liabilities)	(17,034)	(14,059)	(2,975)
Net contract liabilities	$11,499	$5,935	$5,564

Contract liabilities at June 30, and March 31, 2021 include $1,335 and $1,603, respectively, of customer deposits for which the Company has an unconditional right to collect payment.  Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at June 30, and March 31, 2021, respectively.  Revenue recognized in the three months ended June 30, 2021 that was included in the contract liability balance at March 31, 2021 was $7,115.  Changes in the net contract liability balance during the three-month period ended June 30, 2021 were impacted by a $8,539 increase in contract assets, of which $6,397 was due to contract progress and the acquisition of BN’s contract assets of $7,068 offset by invoicing to customers of $4,926.  In addition, contract liabilities increased $2,975 driven by revenue recognized in the current period that was included in the contract liability balance at March 31, 2021 offset by new customer deposits of $4,042 and the acquisition of BN’s contract liabilities of $6,048.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $3,308 and $3,747 at June 30, and March 31, 2021, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions.  Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized.  Capitalized costs, net of amortization, to obtain a contract were $96 and $39 at June 30, and March 31, 2021, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.  The related amortization expense was $10 in each of the three months ended June 30, 2021 and 2020.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress.  The Company also refers to this measure as backlog.  As of June 30, 2021, the Company had remaining unsatisfied performance obligations of $235,938.  The Company expects to recognize revenue on approximately 45% to 50% of the remaining performance obligations within one year, 25% to 35% in one to two years and the remaining beyond two years.

NOTE 4 – INVESTMENTS:

No investments were held by the Company at June 30, 2021.  Investments, if any, consist of certificates of deposits with financial institutions.  All investments have original maturities of greater than three months and less than one year and are classified as held-to-maturity, as the Company believes it has the intent and ability to hold the securities to maturity.  Investments are stated at amortized cost which approximates fair value.

NOTE 5 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2021	2021
Raw materials and supplies	$4,053	$3,490
Work in process	13,396	12,196
Finished products	1,695	1,646
Total	$19,144	$17,332

NOTE 6 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan (the (the "2020 Plan"), as approved by the Company’s stockholders at the Annual Meeting on August 11, 2020, provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors. The shares available for issuance include 112 remaining available shares under the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the"2000 Plan").  As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan.  However, 33 stock options and 104 shares of unvested restricted stock under the 2000 Plan remains subject to the terms of such plan until the time it is no longer outstanding.

  Restricted stock awards granted in the three-month periods ended June 30, 2021 and 2020 were 135 and 113, respectively.  Restricted shares of 70 and 54 granted to officers in fiscal 2022 and fiscal 2021, respectively, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period.  Restricted shares of 45 and 38 granted to officers and key employees in fiscal 2022 and fiscal 2021, respectively, vest 33⅓% per year over a three-year term.  Restricted shares of 20 and 21 granted to directors in fiscal 2022 and fiscal 2021, respectively, vest 100% on the first year anniversary of the grant date.  No stock option awards were granted in the three-month periods ended June 30, 2021 and 2020.

During the three months ended June 30, 2021 and 2020, the Company recognized equity-based compensation costs related to restricted stock awards of $337 and $155, respectively.  The income tax benefit recognized related to equity-based compensation was $75 and $38 for the three months ended June 30, 2021 and 2020, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period.  A total of 200 shares of common stock may be purchased under the ESPP.  During the three months ended June 30, 2021 and 2020, the Company recognized equity-based compensation costs of $16 and $9, respectively, related to the ESPP and $4 and $2, respectively, of related tax benefits.

NOTE 7 – LOSS PER SHARE:

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period.  A reconciliation of the numerators and denominators of basic and diluted loss per share is presented below:

	Three Months Ended
	June 30,
	2021	2020
Basic loss per share
Numerator:
Net loss	$(3,126)	$(1,818)
Denominator:
Weighted average common shares outstanding	10,199	9,895
Basic loss per share	$(0.31)	$(0.18)

Diluted loss per share
Numerator:
Net loss	$(3,126)	$(1,818)
Denominator:
Weighted average common shares outstanding	10,199	9,895
Stock options outstanding	—	—
Weighted average common and potential common shares outstanding	10,199	9,895
Diluted loss per share	$(0.31)	$(0.18)

None of the options to purchase 33 and 37 shares of common stock at June 30, 2021 and 2020, respectively, were included in the computation of diluted loss per share as the affect would be anti-dilutive due to the net losses in the quarters.

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2021	2020
Balance at beginning of period	$626	$359
BNI warranty accrual acquired	$169	—
Income for product warranties	(16)	(19)
Product warranty claims paid	(257)	(35)
Balance at end of period	$522	$305

Income of $16 and $19 for product warranties in the three months ended June 30, 2021 and 2020, respectively, resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest paid was $5 in each of the three-month periods ended June 30, 2021 and 2020.  Income taxes paid (refunded) for the three months ended June 30, 2021 and 2020 were $1,243 and $(164), respectively.

At June 30, 2021 and 2020, there were $285 and $48, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

The cash utilized for the acquisition of BN of $59,563 includes the cash consideration of $61,150, net of cash acquired of $1,587.  In the three months ended June 30, 2021, non-cash activities included the issuance of 610 treasury shares valued at $8,964 as part of the consideration for the acquisition of BN.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2021	2020
Service cost	$93	$116
Interest cost	300	303
Expected return on assets	(682)	(629)
Amortization of actuarial loss	213	260
Net pension cost	$(76)	$50

The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2021 and does not expect to make any contributions to the plan for the balance of fiscal 2022.

The components of the postretirement benefit cost are as follows:

	Three Months Ended
	June 30,
	2021	2020
Interest cost	$3	$5
Amortization of actuarial loss	6	6
Net postretirement benefit cost	$9	$11

The Company paid no benefits related to its postretirement benefit plan during the three months ended June 30, 2021.  The Company expects to pay benefits of approximately $72 for the balance of fiscal 2022.

The components of net periodic benefit cost other than service cost are included in the line item "Other income" in the Condensed Consolidated Statements of Operations.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees in certain locations.  The Company maintains a stop loss insurance policy in order to limit its exposure to claims.  The liability of $152 and $184 on June 30, 2021 and March 31, 2021, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued compensation" as a current liability in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2021, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 12 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions.  In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed.  The Company is subject to U.S. federal examination for the tax years 2017 through 2020 and examination in state tax jurisdictions for the tax years 2016 through 2020.  The Company is subject to examination in the People’s Republic of China for tax years 2017 through 2020 and in India for tax year 2019 through 2020.

There was no liability for unrecognized tax benefits at either June 30, 2021 or March 31, 2021.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2021 and 2020 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2021	$(7,698)	$301	$(7,397)
Other comprehensive income before reclassifications	—	128	128
Amounts reclassified from accumulated other comprehensive loss	170	—	170
Net current-period other comprehensive income	170	128	298
Balance at June 30, 2021	$(7,528)	$429	$(7,099)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2020	$(9,472)	$(84)	$(9,556)
Other comprehensive loss before reclassifications	—	9	9
Amounts reclassified from accumulated other comprehensive loss	205	—	205
Net current-period other comprehensive income (loss)	205	9	214
Balance at June 30, 2020	$(9,267)	$(75)	$(9,342)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	June 30,
	2021		2020
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(219)	(1)	$(266)	(1)	Loss before benefit for income taxes
	(49)		(61)		Benefit for income taxes
	$(170)		$(205)		Net loss

(1)	These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 10.

NOTE 14 – LEASES:

The Company leases certain manufacturing facilities, office space, machinery and office equipment.  An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration.  If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception.  Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets.  The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise.  Certain leases include options to renew or terminate.  Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease.  The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease.  The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties.  As of June 30, 2021, the Company did not have any material leases that have been signed but not commenced.

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

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	June 30,	June 30,
	2021	2020
Finance Leases
Weighted-average remaining lease term in years	2.16	2.72
Weighted-average discount rate	10.71%	10.04%

Operating Leases
Weighted-average remaining lease term in years	8.24	1.81
Weighted-average discount rate	3.29%	5.49%

The components of lease expense are as follows:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$5	$5
Interest on lease liabilities	1	2
Operating lease cost	156	40
Short-term lease cost	5	3
Total lease cost	$167	$50

Operating lease costs during the three months ended June 30, 2021 and 2020 were included within cost of sales and selling, general and administrative expenses.

As of June 30, 2021, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
Remainder of 2022	$1,002	$19
2023	1,265	26
2024	1,123	11
2025	1,135	—
2026	1,169	—
2027 and thereafter	4,856	—
Total lease payments	10,550	56

Less – amount representing interest	1,366	6
Present value of net minimum lease payments	$9,184	$50

NOTE 15 – DEBT:

On June 1, 2021, the Company entered into a $20,000 five-year term loan with Bank of America.  The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date.  The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.  In addition, on June 1, 2021, the Company terminated its revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option and the bank’s approval at any time up to $40,000.  As of June 30, 2021, the Company had $2,500 outstanding on the line of credit.  The agreement has a five-year term.  Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor.  As of June 30, 2021, the BSBY rate was 0.0558%.  Outstanding letters of credit under the agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.6% of each letter of credit that is secured by cash.  The upfront fee for both the term loan and revolving credit facility was 0.20% of the committed facilities and amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%.  Under the term loan agreement and revolving credit facility, the Company covenants to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0 and a minimum fixed charge coverage ratio, as defined in such agreements, of 1.20 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit.

On June, 1, 2021, the Company entered into an agreement to amend its letter of credit facility agreement with HSBC Bank USA, N.A. and decreased the Company’s line of credit from $15,000 to $7,500.  Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit.  Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate.  The agreement is subject to an annual renewal by the bank on July 31 of each year.

Letters of credit outstanding as of June 30, 2021 and March 31, 2021 were $8,711 and $11,567, respectively.

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

In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, “Simplifying the Accounting for Income Taxes.”  The amended guidance simplifies the accounting for income taxes, eliminating certain exceptions to the general income tax principles, in an effort to reduce the cost and complexity of application.  The amended guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  The guidance requires application on either a prospective, retrospective or modified retrospective basis, contingent on the income tax exception being applied.  The Company adopted the new guidance, on a prospective basis, on April 1, 2021.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Management does not expect any other recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company's consolidated financial statements.

NOTE 17 – SUBSEQUENT EVENTS:

On August 10, 2021, the Company announced that its Board of Directors has appointed Daniel J. Thoren as its President and Chief Executive Officer, effective August 31, 2021.  Mr. Thoren will also join the Board of Directors upon assuming the new role.  He will succeed James R. Lines, who plans to retire from the Company and step down from the Board of Directors.  The Company will incur a one-time charge for the separation of James R. Lines that will be recorded in the second quarter of fiscal year 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                                             (Dollar amounts in thousands, except per share data)

Overview

We are a global business that designs, manufactures and sells critical equipment for the defense, energy and chemical/petrochemical industries.  For the defense industry our equipment is used in nuclear propulsion power systems and for undersea propulsion and power systems.  Our energy markets include oil refining, cogeneration, and alternative power.  For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.  We also are a provider of specialized systems and equipment for the aerospace and space industries.

Our global brand is built upon engineering expertise and close customer collaboration to design, develop, and produce mission critical equipment and systems that enable our customers to meet their economic and operational objectives.  Continual improvement of our processes and systems to ensure qualified and compliant equipment are hallmarks of our brand.  Our early engagement with customers and support until the end of service life are values upon which our brand is built.

Our corporate headquarters are located in Batavia, New York.  We have production facilities co-located with our headquarters in Batavia.  We have a wholly-owned subsidiary, Barber-Nichols, LLC, based in Arvada, Colorado, that designs, develops, manufactures and sells turbomachinery products for the aerospace, cryogenic, defense and energy markets (see "Acquisition" below).  We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India.  GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia.  GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India.

We completed the acquisition of Barber-Nichols, LLC ("BN") on June 1, 2021.

Our current fiscal year (which we refer to as "fiscal 2022") ends March 31, 2022.

Acquisition

We completed the acquisition of Barber-Nichols, LLC ("BN") on June 1, 2021.  BN was founded as a turbomachinery engineering company in 1966.  BN has grown rapidly from programs that involve complex production and system integration.  BN is located in Arvada, Colorado, a suburb of Denver.  BN uses a combination of knowledge in rotating equipment, power generation cycles, and electrical management systems and has participated in the design and development of different power and propulsion systems used in underwater vehicles.

The acquisition of BN is expected to change the composition of the Company’s future end market mix.  We expect approximately 45%-50% of our business for the last ten months of fiscal 2022, after the acquisition, to provide equipment to the U.S. Navy.  We expect the energy market to be 35%-40% of sales and the aerospace and other markets to be 10%-15% of sales.

The transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date.  The purchase price of $72,014 was comprised of 610 shares of the Company’s common stock, representing a value of $8,964 at $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment.  The cash consideration was funded through cash on-hand and debt proceeds (See Note 15).  The purchase agreement with respect to the acquisition also includes a contingent earn-out dependent upon certain financial measures of BN post-acquisition, pursuant to which the sellers are eligible to receive up to $14,000 in additional cash consideration.  As of June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out.  If achieved, the earn-out will be payable in fiscal year 2025 and will be treated as additional purchase price.  Acquisition related costs of $169 were expensed in the first quarter of fiscal 2022 and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Highlights

Highlights for the three months ended June 30, 2021 include:

•

Net sales for the first quarter of fiscal 2022 were $20,157, up 21% compared with $16,710 for the first quarter of the fiscal year ended March 31, 2021 (which we refer to as "fiscal 2021").  Included in the first quarter of fiscal 2022 were one month of sales for the recently acquired BN business which was $3,471.

•	Net loss and loss per diluted share for the first quarter of fiscal 2022 were $3,126 and $0.31, respectively, compared with $1,818 and $0.18, respectively, for the first quarter of fiscal 2021.

•	Orders booked in the first quarter of fiscal 2022 were $20,867, compared with $11,468 of orders booked in the first quarter of fiscal 2021.

•	Backlog was $235,938 at June 30, 2021, compared with $137,567 at March 31, 2021. Included in the backlog was $94,414 for BN.

•	Gross profit margin and operating margin for the first quarter of fiscal 2022 were 5% and (19%), respectively, compared with 9% and (14%), respectively, for the first quarter of fiscal 2021.

•	Cash and short-term investments at June 30, 2021 were $19,143, compared with $65,032 at March 31, 2021.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements.  Such factors include, but are not limited to, the risks and uncertainties identified by us under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for fiscal 2021.

Forward-looking statements may also include, but are not limited to, statements about:

•	the continuing impacts of, and risks caused by, the COVID-19 pandemic on our business operations, our customers and our markets;
•	the current and future economic environments, including the volatility associated with the COVID-19 pandemic, affecting us and the markets we serve;
•	our ability to successfully integrate and operate BN;
•	expectations regarding investments in new projects by our customers;
•	sources of revenue and anticipated revenue, including the contribution from anticipated growth;
•	expectations regarding achievement of revenue and profitability;
•	plans for future products and services and for enhancements to existing products and services;
•	our operations in foreign countries;
•	political instability in regions in which our customers are located;
•	tariffs and trade relations between the United States and its trading partners;
•	our ability to affect our growth and acquisition strategy;
•	our ability to maintain or expand work for the U.S. Navy;
•	our ability to maintain or expand work for the commercial space market;
•	our ability to successfully execute our existing contracts;
•	estimates regarding our liquidity and capital requirements;
•	timing of conversion of backlog to sales;
•	production preferences directed toward DX or DO related orders with priority ratings;
•	our ability to attract or retain customers;
•	the outcome of any existing or future litigation; and
•	our ability to increase our productivity and capacity.

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

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand based on the planned procurement of submarines, aircraft carriers and undersea propulsion and power systems.  Submarines, both Virginia and Columbia classes, are considered critical to national defense.  We do not anticipate demand for our equipment and systems will abate and is actually reported to continue to increase in the coming years.  With the addition of revenue from the BN acquisition, consolidated revenue for the U.S. Navy is projected to be $60 million to $70 million in the current fiscal year, with growth expected in subsequent years.  In addition to U.S. Navy applications, we also provide specialty pumps, turbines, and compressors and controllers for various fluid and thermal management systems used in DoD radar, laser, electronics and power systems.  We have built a leading position, and in some instances, sole sourcing position, for certain systems and equipment supporting the confidence we have in near term outlook.

The energy and petrochemical markets continue to be impacted by demand disruption caused by the COVID-19 global pandemic.  Western energy markets are further impacted by alternative energy growth with reduced reliance of fossil-based fuels.  This, we believe, has caused our crude oil refining customers to reduce sustaining or MRO spending and dramatically scale back strategic growth investment.  Our western energy and crude oil refining customers are not expected to return to previous levels of investment in the near term, though we are seeing some improvements compared with the second half of last year.  Within our emerging or developing markets, we anticipate new capacity investment will occur in the latter half of the current fiscal year.  This market needs local refining capacity to meet local demand for petroleum products.

We continue to believe that the energy markets, in particular crude oil refining, simultaneous with the above-described reduction in demand, are undergoing a more fundamental evolution.  We believe that systemic changes in the energy markers are occurring and that such changes are being driven, in part, by the increasing use by consumers of alternative fuels in lieu of fossil fuels.  As a result, we anticipate demand growth for fossil-based fuels will be less than the global GDP growth rate.  Accordingly, we expect that crude oil refiners will focus new investments toward the installed base, and that inefficient refineries will close and new refining capacity will be co-located where fuels and petrochemicals are produced.  We also anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products), to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities) will continue to drive demand for our products and services.

We expect Asian investment in chemical/petrochemical new capacity will return during the next 12-18 months while our Western integrated energy companies with petrochemical production assets will continue to limit capital investment.  The timing and catalyst for a recovery in our commercial markets (crude oil refining and chemical/petrochemical markets) remains uncertain.  Accordingly, we believe that in the near term the quantity of projects available for us to compete for will be fewer and that the pricing environment will remain challenging.

The alternative and clean energy opportunities for our heat transfer, power production and fluid transfer systems are expected to continue to grow.  We assist in designing, developing and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, and small modular nuclear systems.  While this business is small currently, we believe that we are positioning the Company to be a more significant contributor as these markets continue to develop.

We believe in the near and medium terms that chemical and petrochemical capital investment will continue to decouple from energy investment.  Over the long term, we expect that population growth, an expanding global middle class and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers or related products.  Consequently, when global economies return to stable growth, we expect investment in new global chemical and petrochemical capacity will resume and that such investments will drive growth in demand for our products and services.

BN products and market access provide revenue and growth potential in the commercial space/aerospace markets.  As the commercial space market has grown and evolved rapidly, BN has provided rocket engine turbopump systems and components for many of the launch providers.  We expect that extended space travel will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles.  BN is also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components.  Small power dense systems are imperative for these applications and we believe our technology and expertise will allow us to participate in this market as well.

The chart below shows the impact of our successful diversification strategy.  The defense market comprised 80% of our total backlog at June 30, 2021.  We believe this diversification is especially beneficial when our commercial markets are weak, as is presently the case.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2021	2020
Net sales	$20,157	$16,710
Gross profit	$914	$1,568
Gross profit margin	5%	9%
SG&A expenses (1)	$4,923	$3,902
SG&A as a percent of sales	24%	23%
Net loss	$(3,126)	$(1,818)
Diluted loss per share	$(0.31)	$(0.18)
Total assets	$185,366	$146,106
Total assets excluding cash, cash equivalents and investments	$166,223	$78,934

(1)	Selling, general and administrative expenses are referred to as "SG&A".

The First Quarter of Fiscal 2022 Compared With the First Quarter of Fiscal 2021

Sales for the first quarter of fiscal 2022 were $20,157, a 21% increase from sales of $16,710 for the first quarter of fiscal 2021.  Our domestic sales, as a percentage of aggregate sales, were 69% in the first quarter of fiscal 2022 compared with 56% in the first quarter of fiscal 2021.  Domestic sales increased $4,456 in the first quarter of fiscal 2022, or 47% year-over-year, primarily due to the acquisition of BN, which contributed $3,415 in the quarter for the one month that we owned the company.  International sales decreased $1,009, or 14%, in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021.  Sales in the three months ended June 30, 2021 were 23% to the refining industry, 23% to the chemical and petrochemical industries, 35% for the defense (U.S. Navy) industry, 4% to space, and 15% to other commercial and industrial applications.  Sales in the three months ended June 30, 2020 were 16% to the refining industry, 48% to the chemical and petrochemical industries, 21% for the defense (U.S. Navy) industry and

15% to other commercial and industrial applications.  The three months ended June 30, 2020 were heavily impacted by our decision to shut down operations while continuing to support our employees.  We operated at approximately 50% capacity during this time.  Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects.  See also "Current Market Conditions," above.  For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin and operating margin for the first quarter of fiscal 2022 were 5% and (19%), respectively, compared with 9% and (14%), respectively, for the first quarter of fiscal 2021.  Gross profit for the first quarter of fiscal 2022 decreased compared with fiscal 2021, to $914 from $1,568, due to mix, including projects with lower margins, COVID-19 related liquidated damages and timing of expenses.

SG&A expenses as a percent of sales for the three-month periods ended June 30, 2021 and 2020 were 24% and 23%, respectively.  SG&A expenses in the first quarter of fiscal 2022 were $4,923, an increase of $1,021 compared with the first quarter of fiscal 2021 SG&A expenses of $3,902.  The addition of BN, including the impact of purchase price amortization, accounted for $587 or half of the increase.  The remaining increase was due to acquisition-related and organizational development costs.

Interest income for the three-month periods ended June 30, 2021 and 2020 was $17 and $94, respectively.  The decrease in interest income was due to lower market investment rates compared with rates during the prior year period as well as less cash and investments after the BN acquisition.  Interest expense was $39 for the quarter ended June 30, 2021, compared with $5 for the quarter ended June 30, 2020.  The increase was due to the interest on the term debt which was entered into in conjunction with the aforementioned acquisition.

Our effective tax rate in the first quarter of fiscal 2022 was 19%, compared with 17% in the first quarter of fiscal 2021.

Net loss and loss per diluted share for the first quarter of fiscal 2022 were $3,126 and $0.31, respectively, compared with $1,818 and $0.18, respectively, in the first quarter of fiscal 2021.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	June 30,	March 31,
	2021	2021
Cash and investments	$19,143	$65,032
Working capital	36,835	76,675
Working capital ratio(1)	1.7	2.8
Working capital excluding cash and investments	17,692	11,643
Working capital excluding cash and investments as a percent of net sales(2)	17.5%	11.9%

(1)	Working capital ratio equals current assets divided by current liabilities.
(2)	Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales.

Net cash used by operating activities for the first quarter of fiscal 2022 was $7,076 which was comparable with $4,373 of cash used for the first quarter of fiscal 2021.  The increase in cash utilization was primarily due to decreases in customer deposits, accrued compensation and income taxes, partly offset by a decrease in accounts receivable.

Dividend payments and capital expenditures in the first quarter of fiscal 2022 were $1,177 and $446, respectively, compared with $1,097 and $338, respectively, for the first quarter of fiscal 2021.

Capital expenditures for fiscal 2022 are expected to be approximately $3,500 to $4,000.

Cash and investments were $19,143 on June 30, 2021 compared with $65,032 on March 31, 2021, down $45,889, primarily due to the BN acquisition.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, or less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days.

Our money market account is used to securitize our outstanding letters of credit, which reduces our cost on those letters of credit.  Approximately 70% of our cash and investments are held in the U.S.  The remaining 30% is invested in our China operations.

On June 1, 2021, we entered into a $20,000 five-year term loan with Bank of America.  The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date.  The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.  The BSBY rate at June 30, 2021 was 0.0558%.  In addition, on June 1, 2021, we terminated our revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank’s approval at any time up to $40,000.  The agreement has a five-year term.  Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.6% of each commercial letter of credit that is secured by cash, subject to a 0.00% floor.  Outstanding letters of credit under the agreement are subject to a fee of 1.50%.  The upfront fee for both the term loan and revolving credit facility was 0.20% of the committed facilities and amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%.  Under the term loan agreement and revolving credit facility, we covenant to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0 and a minimum fixed charge coverage ratio, as defined in such agreements, of 1.20 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit.

On June, 1, 2021, we entered into an agreement to amend and restate our letter of credit facility agreement with HSBC Bank USA, N.A. and decreased our line of credit from $15,000 to $7,500.  Under the amended agreement, we incur an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit.  Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate.

Letters of credit outstanding on June 30, 2021 and March 31, 2021 were $8,711 and $11,567, respectively.  The outstanding letters of credit as of June 30, 2021 were issued by Bank of America, HSBC and residual items from our prior agreement with JP Morgan.  There was $2,500 outstanding on our Bank of America revolving credit facilities at June 30, 2021.  There were no amounts outstanding on our facilities on March 31, 2021, other than letters of credit.  Availability under the Bank of America and HSBC lines of credit on June 30, 2021 was $28,039.  Availability under the JP Morgan and HSBC lines of credit on March 31, 2021 was $25,433.  We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate both to meet our cash needs for the immediate future and to support our growth strategies.

Orders and Backlog

Management uses orders and backlog as measures of our current and future business and financial performance.  Orders for the three-month period ended June 30, 2021 were $20,867 compared with $11,468 for the same period last year, an increase of $9,399.  Orders represent written communications received from customers requesting us to supply products and/or services.  Domestic orders were 74% of total orders, or $15,402, and international orders were 26% of total orders, or $5,465, in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 when domestic orders were 28%, or $3,232, of total orders, and international orders were 72%, or $8,236, of total orders.  Orders from BN for the one month that we owned BN during the quarter were $206.

Backlog was $235,938 at June 30, 2021, compared with $137,567 at March 31, 2021, a 72% increase or $98,371.  Of the increase, $94,414 was due to our acquisition of BN.  Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized.  Approximately 45% to 50% of orders currently in our backlog are expected to be converted to sales within one year.  The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy.  At June 30, 2021, 80% of our backlog was attributable to U.S. Navy projects, 12% for refinery project work, 3% for chemical and petrochemical projects, 2% for space projects and 3% for other industrial applications.  At March 31, 2021, 76% for U.S. Navy projects, 16% of our backlog was attributable to equipment for refinery project work, 6% for chemical and petrochemical projects and 2% for other industrial applications.  At June 30, 2021, we had no projects on hold.

Outlook

Our defense business continues to be strong.  With the acquisition of BN, 80% of our $235,938 backlog is in defense.  While much of the defense backlog includes projects with order to shipment of up to five years, we are expecting 45% to 50% of our sales in fiscal 2022 to be from the defense market.

Capital spending in the commercial markets we serve began to decrease during the second half of fiscal 2020 and the pace of activity further materially contracted as COVID-19 became a global pandemic in the fourth quarter of fiscal 2020.  Our weak commercial markets continued into fiscal 2021 and we are not seeing a recovery as we enter fiscal 2022.  This is particularly evident in North America.  As a result, our overall bidding activity has slowed, and this was clearly evident in fiscal 2021 and impacted our first quarter of fiscal 2022 results.  There has also been a shift toward more opportunities in emerging markets.

Near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and the geopolitical imbalance of supply, as previously discussed.  Although we do not know when the COVID-19 pandemic will end or when the supply imbalance will subside, we expect our energy markets to improve.  In addition, we believe the petrochemical markets provide long-term growth opportunities for our products and services.

We intend to continue to look for organic growth opportunities as well as acquisitions or other business combinations that we believe will allow us to expand our presence in both our existing and ancillary markets.

Our expectations for sales and profitability assume that we are able to operate our production facilities in Batavia, New York and Arvada, Colorado at or near "normal" (pre-COVID-19) capacity throughout fiscal 2022.  We project that approximately 35% to 40% of our $235,938 June 30, 2021 backlog will convert to sales in the last nine months of fiscal 2022 and 45% to 50% will convert to sales over the next 12 months.  We expect the remaining backlog will convert beyond fiscal 2022, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to five years) as well as certain commercial orders, the conversion of which has been extended by our customers.

Revenue in fiscal 2022 is expected to be $130,000 to $140,000, inclusive of $45,000 to $48,000 related to BN for the ten-month period we will own the business in the current fiscal year.  We expect to have approximately $2,700 of acquisition related purchase price accounting costs, including intangible asset amortization, to be recognized in fiscal 2022, which will primarily be amortization of intangible assets.  Approximately $1,600 will be charged to cost of goods sold and the remaining $1,100 to SG&A.  Inclusive of the purchase accounting costs, we expect gross profit margins to be 17% to 18% of sales and SG&A to be 15% to 16% of sales.  Our expected tax rate is 24% to 25%.  Adjusted earnings before net interest expense, income taxes, depreciation and amortization for the combined business is expected to be approximately $7,000 to $9,000.  All of the above expectations are inclusive of BN for the ten-month period we will own it during the current fiscal year.

Although cash flow was negative in the first quarter of fiscal 2022, we expect positive cash flow from operations for the remaining nine months of fiscal 2022.

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

As of June 30, 2021, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.  Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour and total cost estimates and establishment of operational milestones which are used to recognize revenue under the overtime recognition model, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for pensions and other postretirement benefits.  For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2021 or March 31, 2021, other than letters of credit.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2022 were 31% of total sales compared with 44% for the same period of fiscal 2021.  Operating in markets throughout the world exposes us to movements in currency exchange rates.  Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies.  Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified.  In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars.  In each of the first three months of fiscal 2022 and fiscal 2021, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR).

We have limited exposure to foreign currency purchases.  In the first three months of fiscal 2022 and 2021, our purchases in foreign currencies represented approximately 1% and 2% of the cost of products sold, respectively.  At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies.  Forward foreign currency exchange contracts were not used in the periods being reported in this Quarterly Report on Form 10-Q and as of June 30, 2021 and March 31, 2021, we held no forward foreign currency contracts.

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

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers.  If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e. suspended) category.  Furthermore, if a project is cancelled by our customer, it is removed from our backlog.  We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred.  As a result, we do not believe we have a significant cash exposure to projects which may be cancelled.  At June 30, 2021, we had no projects on hold.

Item 4.Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our President and Chief Executive Officer (principal executive officer) and Vice President - Finance & Administration and Chief Financial Officer (principal financial officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President - Finance & Administration and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.

Changes in internal control over financial reporting

Other than the events discussed under the section entitled Barber-Nichols Acquisition below, there has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting.

Barber-Nichols Acquisition

     On June 1, 2021, we acquired Barber-Nichols, LLC, a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado. For additional information regarding the acquisition, refer to Note 2 to the Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q.  Based on recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year form the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include Barber-Nichols, LLC.

   We are in the process of implementing our internal control structure over the Barber-Nichols, LLC acquisition and we expect that this effort will be completed during the fiscal year ending March 31, 2023.

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2021

PART II - OTHER INFORMATION

Item 1A.Risk Factors

Except as stated below, there have been no material changes from the risk factors previously disclosed in Part 1 – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2021.

If we fail to successfully integrate the operations of Barber-Nichols, LLC, our financial condition and results of operations could be adversely affected.

     On June 1, 2021, we acquired Barber-Nichols, LLC, which provides products to the aerospace, cryogenic and defense and energy markets. We cannot provide any assurances that we will be able to integrate the operations of Barber-Nichols, LLC without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of management’s attention, failure to integrate our information and accounting systems or establish and maintain proper internal control over financial reporting, any of which would harm our business and results of operations.

     Furthermore, we may not realize the revenue and net income that we expect to achieve or that would justify our investment in Barber-Nichols, LLC, and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of Barber-Nichols, LLC and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business and results of operations could be harmed.

Our acquisition of Barber-Nichols, LLC might subject us to unknown and unforeseen liabilities.

     Barber-Nichols, LLC may have unknown liabilities, including, but not limited to, product liability, workers’ compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of Barber-Nichols, LLC for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of Barber-Nichols, LLC. Such liabilities and related legal or other costs could harm our business or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

During the first quarter of fiscal 2021, we directly withheld shares for tax withholding purposes from restricted stock awarded to officers that vested during the period.  Common stock repurchases in the quarter ended June 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

4/01/2020 – 4/30/2020	--	--	--	--
5/01/2020 – 5/31/2020	2	$14.85	--	--
6/01/2020 – 6/30/2020	1	$14.17	--	--
Total	3	$14.60	--	--

Unregistered Sales of Equity Securities

Other than the issuance of securities previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2021, we did not sell any securities during the first quarter ended June 30, 2021 that were not registered under the Securities Act of 1933, as amended.

Item 5.Other Information

Termination of a Material Definitive Agreement

On June 1, 2021, in connection with the Company entering into a revolving credit facility with Bank of America, the Company terminated its revolving credit facility agreement with JPMorgan Chase Bank, N.A. ("JPMorgan") dated as of December 2, 2020, that had provided a $22,000 line of credit, expandable at the Company’s option and upon JPMorgan’s approval at any time up to $37,000, including a $7,000 commitment for letters of credit and bank guarantees.  The agreement with JPMorgan had a one-year term.  There were no early termination penalties and there were letters of credit outstanding of $1,750, the last of which expires on August 31, 2022.

Item 6.Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

10.1

Unit Purchase Agreement, dated as of June 1, 2021, between Graham Corporation, Graham Acquisition I, LLC, BNI Holdings, Inc., and certain other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2021.

10.2

Earn-Out Agreement dated as of June 1, 2021, between Graham Acquisition I, LLC and BNI Holdings, Inc. is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 1, 2021.

10.3

Loan Agreement, dated as of June 1, 2021, between Graham Corporation and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 1, 2021.

10.4

Agreement, dated as of June 2, 2021, between Graham Corporation and HSBC Bank USA, N.A. is incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 1, 2021.

#	10.5

Employment Agreement, dated as of June 1, 2021, between Graham Corporation and Daniel Thoren is incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 1, 2021.

#
10.6

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2022 is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 26, 2021.

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

Date: August 12, 2021