Form 10-Q
period 2021-12-31
GRAHAM CORP
filed 2022-02-08
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Yes ☐ No ☒

As of January 31, 2022, there were outstanding 10,638,041 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2021 and March 31, 2021 and for the three and nine months ended December 31, 2021

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$28,774	$27,154	$83,077	$71,818
Cost of products sold	28,213	20,927	78,159	56,330
Gross profit	561	6,227	4,918	15,488
Other expenses and income:
Selling, general and administrative	4,729	4,936	14,534	13,091
Selling, general and administrative – amortization	274	—	639	—
Other operating income, net	140	—	(962)	—
Operating (loss) income	(4,582)	1,291	(9,293)	2,397
Other income	(111)	(55)	(416)	(164)
Interest income	(12)	(23)	(43)	(143)
Interest expense	132	1	300	9
(Loss) income before benefit provision for income taxes	(4,591)	1,368	(9,134)	2,695
(Benefit) provision for income taxes	(861)	308	(1,786)	709
Net (loss) income	$(3,730)	$1,060	$(7,348)	$1,986
Per share data
Basic:
Net (loss) income	$(0.35)	$0.11	$(0.70)	$0.20
Diluted:
Net (loss) income	$(0.35)	$0.11	$(0.70)	$0.20
Weighted average common shares outstanding:
Basic	10,638	9,977	10,507	9,950
Diluted	10,638	9,977	10,507	9,950
Dividends declared per share	$0.11	$0.11	$0.33	$0.33

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Net (loss) income	$(3,730)	$1,060	$(7,348)	$1,986
Other comprehensive income:
Foreign currency translation adjustment	108	261	201	416
Defined benefit pension and other postretirement plans net of income tax expense of $60 and $61 for the three months ended December 31, 2021 and 2020, respectively, and $182 and $185 for the nine months ended December 31, 2021 and 2020, respectively	210	205	631	614
Total other comprehensive income	318	466	832	1,030
Total comprehensive (loss) income	$(3,412)	$1,526	$(6,516)	$3,016

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2021	March 31, 2021
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$13,991	$59,532
Investments	—	5,500
Trade accounts receivable, net of allowances ($176 and $29 at December 31 and March 31, 2021, respectively)	36,650	17,378
Unbilled revenue	24,930	19,994
Inventories	20,428	17,332
Prepaid expenses and other current assets	1,905	512
Income taxes receivable	2,670	—
Total current assets	100,574	120,248
Property, plant and equipment, net	25,218	17,618
Prepaid pension asset	7,121	6,216
Operating lease assets	8,708	95
Goodwill	22,823	—
Customer relationships	11,456	—
Technology and technical know-how	9,805	—
Other intangible assets, net	10,173	—
Other assets	202	103
Total assets	$196,080	$144,280
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt obligations	$9,750	$—
Current portion of long-term debt	2,000	—
Current portion of finance lease obligations	23	21
Accounts payable	14,650	17,972
Accrued compensation	7,951	6,106
Accrued expenses and other current liabilities	5,414	4,628
Customer deposits	27,665	14,059
Operating lease liabilities	1,114	46
Income taxes payable	—	741
Total current liabilities	68,567	43,573
Long-term debt	17,000	—
Finance lease obligations	17	34
Operating lease liabilities	7,702	37
Deferred income tax liability	977	635
Accrued pension and postretirement benefit liabilities	1,958	2,072
Other long-term liabilities	2,320	—
Total liabilities	98,541	46,351
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,810 and 10,748 shares issued and 10,638 and 9,959 shares outstanding at December 31 and March 31, 2021, respectively	1,081	1,075
Capital in excess of par value	27,608	27,272
Retained earnings	78,500	89,372
Accumulated other comprehensive loss	(6,565)	(7,397)
Treasury stock (172 and 790 shares at December 31 and March 31, 2021, respectively)	(3,085)	(12,393)
Total stockholders’ equity	97,539	97,929
Total liabilities and stockholders’ equity	$196,080	$144,280

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2021	2020
Operating activities:	(Dollar amounts in thousands)
Net (loss) income	$(7,348)	$1,986
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	2,232	1,458
Amortization	1,765	—
Amortization of actuarial losses	725	799
Equity-based compensation expense	599	821
Gain on disposal or sale of property, plant and equipment	22	3
Change in fair value of contingent consideration	(1,900)	—
Deferred income taxes	152	776
(Increase) decrease in operating assets:
Accounts receivable	(10,964)	(4,220)
Unbilled revenue	2,186	(284)
Inventories	579	4,999
Prepaid expenses and other current and non-current assets	(933)	(76)
Income taxes receivable	(3,423)	(119)
Operating lease assets	744	116
Prepaid pension asset	(905)	(631)
Increase (decrease) in operating liabilities:
Accounts payable	(6,058)	1,401
Accrued compensation, accrued expenses and other current and non-current liabilities	465	1,754
Customer deposits	7,553	(8,092)
Operating lease liabilities	(663)	(116)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	620	95
Net cash (used) provided by operating activities	(14,552)	670
Investing activities:
Purchase of property, plant and equipment	(1,909)	(1,462)
Proceeds from disposal of property, plant and equipment	—	6
Purchase of investments	—	(37,103)
Redemption of investments at maturity	5,500	71,651
Acquisition of Barber-Nichols, LLC	(59,563)	—
Net cash (used) provided by investing activities	(55,972)	33,092
Financing activities:
Increase in short-term debt obligations	9,750	—
Principal repayments on long-term debt	(1,000)	(4,599)
Proceeds from the issuance of long-term debt	20,000	4,599
Principal repayments on finance lease obligations	(15)	(35)
Repayments on lease financing obligations	(157)	—
Payment of debt issuance costs	(150)	—
Dividends paid	(3,524)	(3,292)
Purchase of treasury stock	(41)	(23)
Net cash provided (used) by financing activities	24,863	(3,350)
Effect of exchange rate changes on cash	120	425
Net (decrease) increase in cash and cash equivalents	(45,541)	30,837
Cash and cash equivalents at beginning of period	59,532	32,955
Cash and cash equivalents at end of period	$13,991	$63,792

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2021

(Dollar Amounts in Thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929
Comprehensive loss				(3,126)	298		(2,828)
Issuance of shares	135	13	(13)				—
Forfeiture of shares	(9)	(1)	1				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			353				353
Issuance of treasury stock			(194)			9,158	8,964
Purchase of treasury stock						(41)	(41)
Balance at June 30, 2021	10,874	1,087	27,419	85,069	(7,099)	(3,276)	103,200
Comprehensive loss				(492)	216		(276)
Issuance of shares	27	3	(3)				—
Forfeiture of shares	(91)	(9)	9				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			(23)				(23)
Issuance of treasury stock			(63)			191	128
Balance at September 30, 2021	10,810	1,081	27,339	83,400	(6,883)	(3,085)	101,852
Comprehensive income				(3,730)	318		(3,412)
Dividends				(1,170)			(1,170)
Recognition of equity-based compensation expense			269				269
Balance at December 31, 2021	10,810	$1,081	$27,608	$78,500	$(6,565)	$(3,085)	$97,539

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

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Suzhou, China and Ahmedabad, India at December 31, 2021 and March 31, 2021, and its recently acquired wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), located in Arvada, Colorado at December 31, 2021 and for the period June 1, 2021 through December 31, 2021 (See Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2021 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2021. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 ("fiscal 2021"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2022 ("fiscal 2022"). The three-month period ended December 31, 2021 is also referred to as “the third quarter”.

Going Concern - The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company determined that as of December 31, 2021, it did not meet its financial covenants required by its loan agreement to maintain a maximum total leverage ratio of 3.25 to 1.0, nor did it maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. On February 4, 2022, management obtained a waiver from Bank of America waiving their right to call the debt immediately due and payable as of December 31, 2021. As a term of receiving the waiver, until such time as Bank of America has received all required financial information with respect to the Company for the period ending on or about March 31, 2022, and such financial information confirms to the Bank of America's satisfaction that no default exists at such time, the Company will not permit the principal balance outstanding under the line of credit with Bank of America to exceed $15,000. Absent a waiver or an amendment of the loan agreement, the Company anticipates that it will not meet these covenants as of March 31, 2022, which would be an event of default. Violation of its covenants under the loan agreement provides the bank with the option to accelerate the maturity of the term loan under the loan agreement, which carries a balance of $19,000 as of December 31, 2021 and the revolving credit facility, which has a principal balance outstanding of $9,750 as of December 31, 2021. If the Company's lenders accelerate the maturity of the term loan and the revolving credit facility, the Company does not have sufficient cash to repay the outstanding debt. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements were issued.

In response to these conditions, management has begun to actively engage in negotiations with the bank regarding amendments to its term loan and its revolving credit facility and related financial covenants. However, this plan has not been finalized and is not within the Company's control, and therefore cannot be deemed probable. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company's common stock, representing a value of $8,964 at a price of $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds (See Note 15). The purchase agreement included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, in which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. Subsequent to the acquisition, the earn out agreement was terminated and the contingent liability was reversed into Other operating income, net, on the Company’s Condensed Statement of Operations. Prior to the acquisition, BN and Ascent Properties Group, LLC, a related party, entered into a nine year operating lease agreement for an office and manufacturing building in Arvada, Colorado. This lease was acquired as part of the Company's acquisition of BN and has a monthly payment in the amount of $40 with a 3% yearly escalation. Acquisition related costs of $111 and $373 were expensed in the three and nine month periods ending December 31, 2021, and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon its estimated fair value at the date of the acquisition and the amount exceeding the fair value of $22,923 was recorded as goodwill, which is not deductible for tax purposes. During the second quarter of fiscal 2022, the preliminary valuation of backlog was increased by $100, therefore goodwill was reduced to $22,823. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of the valuation of intangible assets, the final reconciliation and confirmation of tangible assets. The valuation of acquisition-related intangible assets will be finalized within twelve months of the close of the acquisition. The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, backlog and trade name. Backlog and trade name are included in the line item "Other intangible assets, net" in the Condensed Consolidated Balance Sheet. Customer relationships were valued using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. Trade name and technology and technical know-how were both valued using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset. The fair value of backlog was determined using a net realizable value methodology, and was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog. Changes to the preliminary valuation may result in material adjustments to the fair value of assets and liabilities acquired.

The purchase price was allocated to specific intangible assets on a preliminary basis as follows:

	Fair Value Assigned	Weighted Average Amortization Period
At December 31, 2021
Intangibles subject to amortization:
Customer relationships	$11,800	20 years
Technology and technical know-how	10,100	20 years
Backlog	3,900	4 years
	$25,800
Intangibles not subject to amortization:
Tradename	7,400	Indefinite
	$7,400

Technology and technical know-how and customer relationships are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible amortization was $756 and $1,765 for the three and nine months ended December 31, 2021. The estimated annual amortization expense is as follows:

Annual Amortization
Remainder of 2022	$756
2023	2,476
2024	1,782
2025	1,318
2026	1,095
2027 and thereafter	16,608
Total intangible amortization	$24,035

During the three months ended December 31, 2021, the Company made adjustments to the initial purchase price allocation of accounts receivable and accounts payable in the amount of $80.. The following table summarizes the preliminary allocation of the cost of the acquisition, as adjusted, to the assets acquired and liabilities assumed as of the close of the acquisition:

June 1,
2021
Assets acquired:
Cash and cash equivalents	$1,587
Accounts receivable	8,074
Unbilled revenue	7,068
Inventory	3,669
Other current assets	409
Property, plant & equipment	8,037
Operating lease asset	9,026
Goodwill	22,823
Backlog	3,900
Customer relationships	11,800
Technology and technical know-how	10,100
Tradename	7,400
Total assets acquired	93,893
Liabilities assumed:
Accounts payable	2,656
Accrued compensation	1,341
Other current liabilities	665
Customer deposits	6,048
Operating lease liabilities	9,066
Other long term liabilities	2,103
Total liabilities assumed	21,879
Purchase price	$72,014

The Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2021 includes net sales of BN of $11,968 and $31,925, respectively. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the BN acquisition had occurred at the beginning of each of the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$28,774	$40,649	$94,890	$117,009
Net (loss) income	(3,646)	(684)	(5,902)	4,465
(Loss) earnings per share
Basic	$(0.34)	$(0.06)	$(0.55)	$0.42
Diluted	$(0.34)	$(0.06)	$(0.55)	$0.42

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Product Line	2021	2020	2021	2020
Heat transfer equipment	$6,284	$8,165	$21,754	$32,145
Vacuum equipment	5,412	14,969	13,946	26,901
Fluid systems	6,939	—	15,342	—
Power systems	5,030	—	16,583	—
All other	5,109	4,020	15,452	12,772
Net sales	$28,774	$27,154	$83,077	$71,818

Geographic Region
Asia	$1,493	$11,211	$10,485	$20,903
Canada	924	1,874	3,011	4,804
Middle East	627	806	2,202	2,243
South America	242	2,426	720	5,238
U.S.	24,737	10,716	64,832	37,406
All other	751	121	1,827	1,224
Net sales	$28,774	$27,154	$83,077	$71,818

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time. Revenue from contracts that is recognized upon shipment accounted for approximately 25% and 40% of revenue for the three-month periods ended December 31, 2021 and 2020, respectively, and revenue from contracts that is recognized over time accounted for approximately 75% and 60% of revenue for the three-month periods ended December 31, 2021 and 2020, respectively. Revenue from contracts that is recognized upon shipment accounted for approximately 25% and 50% of revenue for the nine-month periods ended December 31, 2021 and 2020, respectively, and revenue from contracts that is recognized over time accounted for approximately 75% and 50% of revenue for the nine-month periods ended December 31, 2021 and 2020, respectively. During the nine months ended December 31, 2021, revenue recognized over time as a percentage of total revenue was higher as compared with the prior year period due to the prior year having limited production on large contracts during the first quarter of fiscal 2021 as a result of the COVID-19 pandemic, as well as the completion of two large projects in China which did not meet the criteria for recognizing revenue over time. The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2021	March 31, 2021	Change

Unbilled revenue (contract assets)	$24,930	$19,994	$4,936
Customer deposits (contract liabilities)	(27,665)	(14,059)	(13,606)
Net contract liabilities	$(2,735)	$5,935	$(8,670)

Contract liabilities at December 31, and March 31, 2021 include $6,468 and $1,603, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at December 31, and March 31, 2021, respectively. Revenue recognized in the three and nine months ended December 31, 2021 that was included in the contract liability balance at March 31, 2021 and the contract liability balance acquired on June 1, 2021 of $6,048, was $5,659 and $18,951, respectively. Changes in the net contract liability balance during the nine months ended December 31, 2021 were impacted by a $4,936 increase in contract assets, of which $36,141 was due to contract progress and the acquisition of BN’s contract assets of $7,068 offset by invoicing to customers of $38,273. In addition, contract liabilities increased $13,606 driven new customer deposits of $26,509 offset by revenue recognized in the current period that was included in the contract liability balance at March 31, 2021, and the acquisition of BN’s contract liabilities of $6,048.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,786 and $3,747 at December 31, and March 31, 2021, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions. Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized. Capitalized costs, net of amortization, to obtain a contract were $149 and $39 at December 31, and March 31, 2021, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The related amortization expense was $12 and $309 in the three months ended December 31, 2021 and 2020, respectively, and $46 and $561 in the nine months ended December 31, 2021 and 2020

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of December 31, 2021, the Company had remaining unsatisfied performance obligations of $272,599. The Company expects to recognize revenue on approximately 40% to 50% of the remaining performance obligations within one year, 25% to 35% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	December 31,	March 31,
	2021	2021
Raw materials and supplies	$3,951	$3,490
Work in process	14,997	12,196
Finished products	1,480	1,646
Total	$20,428	$17,332

NOTE 5 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan"), as approved by the Company’s stockholders at the Annual Meeting on August 11, 2020, provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors. The shares available for issuance include 112 shares that remain available under the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the"2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. However, stock options for 33 shares and 53 shares of unvested restricted stock under the 2000 Plan remains subject to the terms of such plan until the time such options expire or are exercised and such shares of restricted stock vest or are forfeited.

No restricted stock awards were granted in the three-month periods ended December 31, 2021 and 2020. 162 and 113 restricted stock awards were granted in the nine-month periods ended December 31, 2021 and 2020, respectively. 88 restricted shares and 54 restricted shares were granted to officers in fiscal 2022 and fiscal 2021, respectively, that vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. 54 restricted shares and 38 restricted shares granted to officers and key employees in fiscal 2022 and fiscal 2021, respectively, vest 33⅓% per year over a three-year term. 20 restricted shares and 21 restricted shares granted to directors in fiscal 2022 and fiscal 2021, respectively, vest 100% on the first year anniversary of the grant date. No stock option awards were granted in the nine-month periods ended December 31, 2021 and 2020.

During the three months ended December 31, 2021 and 2020, the Company recognized equity-based compensation costs related to restricted stock awards of $260 and $312, respectively. The income tax benefit recognized related to equity-based compensation was $58 and $72 for the three months ended December 31, 2021 and 2020, respectively. During the nine months ended December 31, 2021 and 2020, the Company recognized equity-based compensation costs related to restricted stock awards of $575 and $783, respectively. The income tax benefit recognized related to equity-based compensation was $127 and $183 for the nine months ended December 31, 2021 and 2020, respectively.

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period. A total of 200 shares of common stock may be purchased under the ESPP. During the three months ended December 31, 2021 and 2020, the Company recognized equity-based compensation costs of $9 and $15, respectively, related to the ESPP and $1 and $4, respectively, of related tax benefits. During the nine-months ended December 31, 2021 and 2020, the Company recognized equity-based compensation costs of $24 and $38, respectively, related to the ESPP and $5 and $9, respectively, of related tax benefits.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Basic (loss) income per share
Numerator:
Net (loss) income	$(3,730)	$1,060	$(7,348)	$1,986
Denominator:
Weighted average common shares outstanding	10,638	9,977	10,507	9,950
Basic (loss) income per share	$(0.35)	$0.11	$(0.70)	$0.20

Diluted (loss) income per share
Numerator:
Net (loss) income	$(3,730)	$1,060	$(7,348)	$1,986
Denominator:
Weighted average common shares outstanding	10,638	9,977	10,507	9,950
Stock options outstanding	—	—	—	—
Weighted average common and potential common shares outstanding	10,638	9,977	10,507	9,950
Diluted (loss) income per share	$(0.35)	$0.11	$(0.70)	$0.20

None of the options to purchase 33 shares of common stock at December 31, 2021 were included in the computation of diluted income per share as the affect would be anti-dilutive due to the net losses in the quarters. None of the options to purchase 37 shares of common stock at December 31, 2020 were included in the above computation of diluted income per share given their exercise prices as they would not be dilutive upon issuance.

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Balance at beginning of period	$449	$308	$626	$359
BNI warranty accrual acquired	—		169
Expense (income) for product warranties	19	28	(2)	23
Product warranty claims paid	(35)	(21)	(360)	(67)
Balance at end of period	$433	$315	$433	$315

Income of $2 for product warranties in the nine months ended December 31, 2021 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest paid was $263 and $9 in the nine-month periods ended December 31, 2021 and 2020, respectively. Income taxes paid for the nine months ended December 31, 2021 and 2020 were $1,388 and $51, respectively.

At December 31, 2021 and 2020, there were $80 and $37, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

The cash utilized for the acquisition of BN of $59,563 included the cash consideration of $61,150, net of cash acquired of $1,587. In the nine months ended December 31, 2021, non-cash activities included the issuance of 610 treasury shares valued at $8,964, included as part of the consideration for the acquisition of BN.

In the second quarter ended September 30, 2021, non-cash activities included pension adjustments, net of income tax, of $68.

NOTE 9 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$93	$115	$280	$346
Interest cost	296	303	894	909
Expected return on assets	(681)	(628)	(2,045)	(1,885)
Amortization of actuarial loss	265	259	707	779
Net pension cost	$(27)	$49	$(164)	$149

The Company made no contributions to its defined benefit pension plan during the nine months ended December 31, 2021 and does not expect to make any contributions to the plan for the balance of fiscal 2022.

During the second quarter ended September 30, 2021, the Company remeasured the projected benefit obligation to the supplemental executive retirement plan due to the retirement of the Company’s chief executive officer, who was the only active participant in the plan. Recognition of an actuarial gain, net of tax, of $68 was included in other comprehensive (loss) income.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest cost	$3	$4	$10	$13
Amortization of actuarial loss	6	7	18	20
Net postretirement benefit cost	$9	$11	$28	$33

The Company paid no benefits related to its postretirement benefit plan during the nine months ended December 31, 2021. The Company expects to pay benefits of approximately $72 for the balance of fiscal 2022.

The components of net periodic benefit cost other than service cost are included in the line item "Other income" in the Condensed Consolidated Statements of Operations.

The Company self-funds the medical insurance coverage it provides to its U.S. based employees in certain locations. The Company maintains a stop loss insurance policy in order to limit its exposure to claims. The liability of $133 and $184 on December 31, 2021 and March 31, 2021, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued compensation" as a current liability in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2021, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

There was no liability for unrecognized tax benefits at either December 31, 2021 or March 31, 2021.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2021 and 2020 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2021	$(7,698)	$301	$(7,397)
Other comprehensive income before reclassifications	68	201	269
Amounts reclassified from accumulated other comprehensive loss	563	—	563
Net current-period other comprehensive income	631	201	832
Balance at December 31, 2021	$(7,067)	$502	$(6,565)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2020	$(9,472)	$(84)	$(9,556)
Other comprehensive loss before reclassifications	—	416	416
Amounts reclassified from accumulated other comprehensive loss	614	—	614
Net current-period other comprehensive income	614	416	1,030
Balance at December 31, 2020	$(8,858)	$332	$(8,526)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	December 31,
	2021		2020
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(270)	(1)	$(266)	(1)	Loss before benefit for income taxes
	(60)		(61)		Benefit for income taxes
	$(210)		$(205)		Net loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Nine Months Ended
	December 31,
	2021		2020
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(725)	(1)	$(799)	(1)	Loss before benefit for income taxes
	(162)		(185)		Benefit for income taxes
	$(563)		$(614)		Net loss

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 9.

NOTE 13 – LEASES:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of December 31, 2021, the Company did not have any material leases that have been signed but not commenced.

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

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	December 31,	December 31,
	2021	2020
Finance Leases
Weighted-average remaining lease term in years	1.67	2.63
Weighted-average discount rate	10.67%	10.77%

Operating Leases
Weighted-average remaining lease term in years	7.72	1.67
Weighted-average discount rate	3.27%	5.49%

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$5	$5	$15	$15
Interest on lease liabilities	1	2	4	6
Operating lease cost	384	41	924	122
Short-term lease cost	3	1	18	7
Total lease cost	$393	$49	$961	$150

Operating lease costs during the nine months ended December 31, 2021 and 2020 were included within cost of sales and selling, general and administrative expenses.

As of December 31, 2021, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
Remainder of 2022	$342	$7
2023	1,325	26
2024	1,183	11
2025	1,164	—
2026	1,169	—
2027 and thereafter	4,856	—
Total lease payments	10,039	44

Less – amount representing interest	1,223	4
Present value of net minimum lease payments	$8,816	$40

NOTE 14 – DEBT:

On June 1, 2021, the Company entered into a $20,000 five-year term loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor. In addition, on June 1, 2021, the Company terminated its revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company’s option and the bank’s approval at any time up to $40,000. As of December 31, 2021, the Company had $9,750 outstanding on the line of credit. The agreement has a five-year term. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of December 31, 2021, the BSBY rate was 0.0558%. Outstanding letters of credit under the agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.6% of each letter of credit that is secured by cash. The upfront fee for both the term loan and revolving credit facility was 0.20% of the committed facilities and amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. Under the term loan agreement and revolving credit facility, the Company covenants to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, which may be increased to 3.25 to 1.0 following an acquisition for a period of twelve months following the closing of the acquisition. In addition, the Company covenants to maintain a minimum fixed charge coverage ratio, as defined in such agreements, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit. At December 31, 2021, we were out of compliance with our bank agreement covenants and were granted a waiver for noncompliance by Bank of America, N.A. (See Note 1). As part of the waiver, until such time as Bank of America has received all required financial information with respect to the Company for the period ending on or about March 31, 2022, and such financial information confirms to the Bank of America's satisfaction that no default exists at such time, the Company will not permit the principal balance outstanding under the line of credit with Bank of America to exceed $15,000.

On June, 1, 2021, the Company entered into an agreement to amend its letter of credit facility agreement with HSBC Bank USA, N.A. and decreased the Company’s line of credit from $15,000 to $7,500. Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank’s prime rate. The Company's obligations under the agreement are secured by cash held with the bank. As of December 31, 2021, there was $7,215 letters of credit outstanding with HSBC. The agreement is subject to an annual renewal by the bank on July 31 of each year.

Letters of credit outstanding as of December 31, 2021 and March 31, 2021 were $8,399 and $11,567, respectively.

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

NOTE 16 – OTHER OPERATING INCOME, NET:

On November 29, 2021, the Company and Jeffrey F. Glajch entered into a Severance and Transition Agreement (the "Agreement") pursuant to which Mr. Glajch agreed to retire from his position the earlier of June 30, 2022 or as of a date upon which the Company and Mr. Glajch otherwise mutually agree. Mr. Glajch agreed to provide certain transition-related services to the Company for a period of 18 months following the date of resignation. The Agreement also provides that the Company will pay Mr. Glajch a severance payment in an amount equal to 18 months of Mr. Glajch's base salary commencing on January 1, 2023 as well as health care premiums. As a result, each month expense of $70 is recognized and included in Other operating income, net on the Condensed Consolidated Statements of Operations. At December 31, 2021, the related liability of $140 is included in Other long-term liabilities in the Condensed Consolidated Balance Sheet.

On August 9, 2021, the Company and James R. Lines entered into a Severance and Transition Agreement (the "Transaction Agreement") pursuant to which Mr. Lines resigned from his position as the Company’s Chief Executive Officer and as a member of the Board of Directors, and from positions he holds with all Company subsidiaries and affiliates, effective as of the close of business on August 31, 2021. The Transition Agreement provides that for a period of 18 months following the separation date, Mr. Lines is paid his base salary as well as health care premiums. As a result, a liability was recorded in the amount of $798 in Accrued Compensation on the Company’s Condensed Consolidated Balance Sheets and recognized against Other operating income, net on the Condensed Consolidated Statements of Operations.

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

Our brands are built upon engineering expertise and close customer collaboration to design, develop, and produce mission critical equipment and systems that enable our customers to meet their economic and operational objectives. Continual improvement of our processes and systems to ensure qualified and compliant equipment are hallmarks of our brand. Our early engagement with customers and support until the end of service life are values upon which our brands are built.

Our corporate headquarters are located in Batavia, New York. We have production facilities co-located with our headquarters in Batavia. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the aerospace, cryogenic, defense and energy markets (see "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India.

Our current fiscal year (which we refer to as "fiscal 2022") ends March 31, 2022.

Acquisition

We completed the acquisition of BN on June 1, 2021. Founded as a specialty turbomachinery engineering company in 1966, BN has grown rapidly from programs that involve complex production and systems integration. By integrating knowledge in rotating equipment, power generation cycles, and electrical management systems, BN has successfully won the design and development of different power and propulsion systems used in underwater vehicles among many other accomplishments.

The acquisition of BN has changed the composition of the Company’s end market mix. Year-to-date, sales to the defense industry were 52% of our business compared with just 25% of sales to the defense industry in all of fiscal 2021. Space industry sales represent 4% of our year-to-date business, compared with 0% in all of fiscal 2021. The remaining 44% of our year-to-date sales came from the refining, chemical/petrochemical and other commercial markets. These markets represented 75% of our fiscal 2021 sales. BN has outperformed expectations since being acquired.

The BN transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company’s common stock, representing a value of $8,964 at $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds (See Note 15 to the Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q). The purchase agreement with respect to the acquisition also included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, pursuant to which the sellers were eligible to receive up to $14,000 in additional cash consideration. Subsequent to the acquisition, the earn out agreement was terminated. Acquisition related costs of $373 were expensed in the first nine months of fiscal 2022 and are included in Selling, general and administrative expenses for the nine months ended December 31, 2021 in the Condensed Consolidated Statement of Operations. As of October 26, 2021, the Company entered into a Performance Bonus Agreement (the "Bonus Agreement") to provide certain employees of BN with performance-based awards considering the BN business results on a stand-alone basis. The purpose of the bonus arrangement is to align a broader number of the BN leadership team with the achievement of BN performance objectives. The Bonus Agreement provides for payments to be made for certain performance-based results of BN for fiscal years ending March 31, 2024, 2025 and 2026.

Summary

Highlights for the three and nine months ended December 31, 2021 include:

•
Barber-Nichols has outperformed our expectations during the first seven months of ownership. Sales at BN were ahead of those expectations and its profit margins have expanded further.

•
Orders booked in the third quarter of fiscal 2022 of $67,964 increased 10% compared with $61,753 of orders booked in the third quarter of fiscal 2021. Orders booked in the first nine months of fiscal 2022 were up 11% to $120,217, compared with the first nine months of fiscal 2021 when orders booked were $108,195. The BN contributed $37,251 and $53,301 in orders in the quarter and year-to-date period, respectively. For more information on this performance indicator see "Orders and Backlog" below.
•
Backlog reached a record $272,599 at December 31, 2021, with BN contributing $119,096 to that backlog. Backlog was $233,247 at September 30, 2021. For more information on this performance indicator see "Orders and Backlog" below.
•
Net sales for the third quarter of fiscal 2022 were $28,774, up 6% , or $1,590, compared with $27,154 for the third quarter of the fiscal year ended March 31, 2021 (which we refer to as "fiscal 2021"). Sales in the quarter include $11,968 related to the BN acquisition which more than offsets declines of $10,378 in the organic business. Net sales for the first nine months of fiscal 2022 were $83,077, up 16%, or $12,259, from $71,818 in the first nine months of fiscal 2021. Sales in the first nine months of fiscal 2022 include $31,925 from the BN acquisition, more than offsetting a reduction of $20,666 in the organic business.
•
Gross profit margin and operating margin for the third quarter of fiscal 2022 were 2% and (16%), respectively, compared with 23% and 5%, respectively, for the third quarter of fiscal 2021. Gross profit margin and operating margin for the first nine months of fiscal 2022 were 6% and (11%), respectively, compared with 22% and 3%, respectively, for the first nine months of fiscal 2022.
•
Net loss and loss per diluted share for the third quarter of fiscal 2022 were $3,730 and $0.35, respectively, compared with net income and income per diluted share of $1,060 and $0.11, respectively, for the third quarter of fiscal 2021. Net loss and loss per diluted share for the first nine months of fiscal 2022 were $7,348 and $0.70, respectively, compared with net income of $1,986 and income per diluted share of $0.20 for the first nine months of fiscal 2021. The net losses incurred in the first three and nine-month periods of fiscal 2022 were primarily due to Navy project labor and material cost overruns related to defense contracts at our Batavia facility. The losses at our Batavia facility were partly offset by over achievement at our BN subsidiary.
•
Cash and short-term investments at December 31, 2021 were $13,991, compared with $16,463 at September 30, 2021.
•
We have suspended our dividend due to missing two bank covenants in the third quarter of fiscal 2022. We have obtained a waiver of financial covenants and are working with the bank to amend our credit facility in the fourth quarter.

Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Such factors include, but are not limited to, the risks and uncertainties identified by us under the headline "Risk Factors" in Item 1A of our Annual Report on Form 10-K for fiscal 2021 and included under Item 1A, "Risk Factors", in this Quarterly Report on Form 10-Q.

Forward-looking statements may also include, but are not limited to, statements about:

•
the ability to execute historic U.S. Navy projects to estimates;
•
our ability to amend our loan agreement for out term loan and revolving credit facility;
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
•
production preferences directed toward Navy orders with priority ratings;
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

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on the planned procurement of submarines, aircraft carriers and undersea propulsion and power systems. Based on defense budget plans and the solutions we provide, we anticipate demand for our equipment and systems will continue to increase in coming years. With the addition of revenue from the BN acquisition, consolidated revenue to the U.S. Navy for the nine-month period was $43.5 million sales, or 52% of total, and is expected to be $60 million to $65 million in fiscal 2022. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors and controllers for various fluid and thermal management systems used in DoD radar, laser, electronics and power systems. We have built a leading position, and in some instances, a sole source position, for certain systems and equipment for the defense/space industry and others.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels, will lead to demand growth for fossil-based fuels that is less than the global GDP growth rate. Accordingly, we expect that crude oil refiners will focus new investments toward the installed base, that inefficient refineries will close and new refining capacity will be co-located where fuels and petrochemicals are produced. We also anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products) to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities), will continue to drive demand for our products and services. The timing and catalyst for a recovery in these markets (crude oil refining and chemical/petrochemical) remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will be fewer and that the pricing environment will remain challenging. We also expect that new capacity investment will occur within new or emerging markets over the next several years. Given the growing awareness of supply chain and distribution challenges, these markets are expected to require additional local refining capacity to meet local demand for petroleum products. Therefore, we expect Asia will lead the recovery with new capacity rebuilding there over the next 12-18 months.

Of note, we have experienced a noticeable increase in our short cycle and aftermarket orders in the second and third quarters of fiscal 2022, primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. Industry analysts have pointed to expectations of increased investment by our customers to address the shortages in supply of refined petrochemical products resulting from the downturn in production following the economic lockdowns which have occurred since the global pandemic, and the subsequent strong global economic recovery.

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

The chart below shows our strategy to increase our participation in the defense market. The defense market comprised 77% of our total backlog at December 31, 2021. We believe this diversification is especially beneficial when our commercial markets are weak, as is presently the case.

*Note: FYE refers to fiscal year ended March 31

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Results for the three-month and nine-month periods in 2021 include the results of BN which was acquired on June 1, 2021.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$28,774	$27,154	$83,077	$71,818
Gross profit	$561	$6,227	$4,918	$15,488
Gross profit margin	2%	23%	6%	22%
SG&A expenses (1)	$5,003	$4,936	$15,173	$13,091
SG&A as a percent of sales	17%	18%	18%	18%
Net (loss) income	$(3,730)	$1,060	$(7,348)	$1,986
Diluted (loss) income per share	$(0.35)	$0.11	$(0.70)	$0.20
Total assets	$196,080	$144,986	$196,080	$144,986
Total assets excluding cash, cash equivalents and investments	$182,089	$75,694	$182,089	$75,694

(1)
Selling, general and administrative expenses are referred to as "SG&A".

The Third Quarter and First Nine Months of Fiscal 2022 Compared With the Third Quarter and First Nine Months of Fiscal 2021

Sales for the third quarter of fiscal 2022 were $28,774, a 6% increase from sales of $27,154 for the third quarter of fiscal 2021. Sales from the acquisition in the quarter were $11,968. Our domestic sales, as a percentage of aggregate sales, were 86% in the third quarter of fiscal 2022 compared with 39% in the third quarter of fiscal 2021. Domestic sales increased $14,020 in the third quarter of fiscal 2022, or 131% year-over-year, reflecting the contribution of the acquisition which helped to offset lower international refining sales. International sales decreased $12,400, or 75%, in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021, primarily due to significant China refining sales which occurred in the prior year period. Sales in the three months ended December 31, 2021 were 58% for the defense (U.S. Navy) industry, 14% to the refining industry, 11% to the chemical and petrochemical industries, 5% to space, and 12% to other commercial and industrial applications. Sales in the three months ended December 31, 2020 were 17% for the defense (U.S. Navy) industry, 60% to the refining industry, 18% to the chemical and petrochemical industries, and 5% to other commercial and industrial applications. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Sales for the first nine months of fiscal 2022 were $83,077, an increase of $11,259, or 16% compared with $71,818 for the first nine months of fiscal 2021. Sales from the acquisition in the first nine months of fiscal 2022 were $31,925. Our domestic sales, as a percentage of aggregate product sales, were 78% in the first nine months of fiscal 2022 compared with 52% in the same period in fiscal 2021. Domestic sales increased $27,426, or 73%, while international sales decreased by $16,167, or 47%, as compared with the same prior year period. The reduction in international sales is related to the refining and petrochemical markets. International sales accounted for 22% and 48% of total sales for the first nine months of fiscal 2022 and fiscal 2021, respectively. Sales in the nine months ended December 31, 2021 were 52% for the defense industry (U.S. Navy), 18% to the refining industry, 13% to the chemical and petrochemical industries, 4% to space and 13% to other commercial and industrial applications. Sales in the nine months ended December 31, 2020 were 24% for the defense (U.S. Navy) industry, 41% to the refining industry, 26% to the chemical and petrochemical industries, and 9% to other commercial and industrial applications.

Gross profit margin and operating margin for the third quarter of fiscal 2022 were 2% and (16%), respectively, compared with 23% and 5%, respectively, for the third quarter of fiscal 2021. Gross profit for the third quarter of fiscal 2022 decreased compared with fiscal 2021, to $561 from $6,227. The decline in gross profit margin was the result of continued cost and schedule issues related to our defense business at our Batavia operation. We have chosen, in the near term, to over-resource certain critical defense orders to ensure we meet delivery expectations of our customers. We have continued to be challenged by labor shortages in our local market and to meet delivery schedule we increased our use of external contract welders, at a much higher cost. Redirecting resources to defense contracts at our Batavia operation has also impacted our commercial market orders which we had to outsource. In addition, we identified the requirement for more production hours and material costs for certain large orders, primarily defense projects, in our Batavia operation. The positive contribution from the BN acquisition in the quarter was not sufficient to offset the combination of execution-related challenges which impacted gross margin in the quarter.

Gross profit margin for the first nine months of fiscal 2022 was 6% compared with 22% for the first nine months of fiscal 2021. Gross profit for the first nine months of fiscal 2022 compared with the first nine months of fiscal 2021, decreased to $4,918 from $15,488. Gross profit and margin declined due to the same factors which impacted the third quarter as described above. The flow of low margin defense projects and cost overruns for those projects through the Batavia operation was more heavily weighted in the first nine months of fiscal 2022 and are expected to be nearing completion in fiscal 2022. The BN acquisition contribution to gross profit helped to offset the losses from the Batavia defense projects and other cost overruns.

SG&A expenses as a percent of sales for both the three-month periods ended December 31, 2021 and 2020 was 17% and 18%, respectively. SG&A expenses in the third quarter of fiscal 2022 were $5,003, an increase of $67 compared with the third quarter of fiscal 2021 SG&A expenses of $4,936. SG&A expenses included intangible amortization of $274. SG&A expenses in the first nine months of fiscal 2022 were $15,173, an increase of $2,082, compared with SG&A expenses of $13,091 in the first nine months of fiscal 2021. The increase was due to the addition of BN, including $639 of intangible amortization.

Interest income for the three-month period and nine-month ended December 31, 2021 were $12 and $43, respectively, compared with $23 and $143, respectively, for the same periods ended December 31, 2020. The decrease in interest income was due to less cash and investments after the BN acquisition.

Interest expense for the three and nine-month periods ended December 31, 2021 was $132 and $300, respectively, compared with $1 and $9, respectively, for the same periods ended December 31, 2020. The increase was due to increased borrowings related to the BN acquisition.

Our effective tax rate for the three and nine-month periods ended December 31, 2021 was 19% and 20%, respectively. The effective tax rate for the three and nine-month periods ended December 31, 2020 was 23% and 26%, respectively.

Net loss and loss per diluted share for the third quarter of fiscal 2022 were $3,730 and $0.35, respectively, compared with net income and income per diluted share of $1,060 and $0.11, respectively, in the third quarter of fiscal 2021. Net loss and loss per diluted share for the first nine months of fiscal 2022 were $7,348 and $0.70, respectively, compared with net income of $1,986 and income per diluted share of $0.20 for the first nine months of fiscal 2021.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	December 31,	March 31,
	2021	2021
Cash and investments	$13,991	$65,032
Working capital	32,007	76,675
Working capital ratio(1)	1.5	2.8
Working capital excluding cash and investments	18,016	11,643
Working capital excluding cash and investments as a percent of net sales(2)	13.5%	11.9%

(1)
Working capital ratio equals current assets divided by current liabilities.
(2)
Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales, including BN pre-acquisition sales.

Net cash used by operating activities for the first nine months of fiscal 2022 was $14,552 compared with $670 of cash generated for the first nine months of fiscal 2021. The increase in cash used was primarily due to operating earnings and changes in accounts receivable, income taxes and accounts payable, partly offset by a decrease in unbilled revenue and increased customer deposits.

Capital expenditures were $1,909 for the nine-month period and are expected to be approximately $2,500 to $3,000 for fiscal 2022. Dividend payments in the first nine months of fiscal 2022 were $3,524 compared with $3,292 in the same period of fiscal 2021.

Cash and investments were $13,991 at December 31, 2021 compared with $16,463 on September 30, 2021, down $2,472, and down from $65,032, on March 31, 2021.

We invest net cash generated from operations in excess of cash held for near-term needs in short-term, or less than 365 days, certificates of deposit, money market accounts or U.S. government instruments, generally with maturity periods of up to 180 days. Approximately 70% of our cash and investments are held in the U.S. The remaining 30% is held by our China and India operations.

On June 1, 2021, we entered into a $20,000 five-year term loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor. The BSBY rate at December 31, 2021 was 0.0558%. In addition, on June 1, 2021, we terminated our revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank’s approval at any time up to $40,000. The agreement has a five-year term. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.6% of each commercial letter of credit that is secured by cash, subject to a 0.00% floor. Outstanding letters of credit under the agreement are subject to a fee of 1.50%. The upfront fee for both the term loan and revolving credit facility was 0.20% of the committed facilities and amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. Under the term loan agreement and revolving credit facility, we covenant to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, which may be increased to 3.25 to 1.0 following an acquisition for a period of twelve months following the close of the acquisition. In addition, we covenant to maintain a minimum fixed charge coverage ratio, as defined in such agreements, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit.

We determined that as of December 31, 2021, we did not meet the financial covenants required by our loan agreement to maintain a maximum total leverage ratio of 3.25 to 1.0, nor did we maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. On February 4, 2022, we obtained a waiver from Bank of America waiving their right to call the debt immediately due and payable as of December 31, 2021. As a term of receiving the waiver, until such time as Bank of America has received all required financial information with respect to the Company for the period ending on or about March 31, 2022, and such financial information confirms to the Bank of America's satisfaction that no default exists at such time, The Company will not permit the principal balance outstanding under the line of credit with Bank of America to exceed $15,000. Absent a waiver or amendment of the loan agreement, we anticipate that we will not meet these covenants as of March 31, 2022, which would be an event of default. Violation of the covenants under the loan agreement provides the bank with the option to accelerate the maturity of the term loan, which carries a balance of $19,000 as of December 31, 2021 and the revolving credit facility, which has a principal balance outstanding of $9,750 as of December 31, 2021. If our lenders accelerate the maturity of the term loan and the revolving credit facility, we do not have sufficient cash to repay the outstanding debt. These conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued.

In response to these conditions, we have begun to actively engage in negotiations with the bank regarding amendments to our term loan and our revolving credit facility and related financial covenants. However, this plan has not been finalized and is not within our control, and therefore cannot be deemed probable. As a result, we have concluded that our plans do not alleviate substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Letters of credit outstanding on December 31, 2021 and March 31, 2021 were $8,399 and $11,567, respectively. The outstanding letters of credit as of December 31, 2021 were issued by Bank of America, HSBC and residual items from our prior agreement with JP Morgan. There was $9,750 outstanding on our Bank of America revolving credit facilities at December 31, 2021. Availability under the Bank of America line of credit and HSBC secured line of credit on December 31, 2021 was $19,608. We believe that cash generated from operations, combined with our investments and available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future and to support our growth strategies.

Dividend payments in the first nine months of fiscal 2022 were $3,524 and $1,909, respectively, compared with $3,292 and $1,462, respectively, for the first nine months of fiscal 2021. Graham has suspended its dividend as a condition to the waiver of financial covenants and is working with the bank to amend its loan agreement in the fourth quarter.

Orders and Backlog

Management uses orders and backlog as measures of our current and future business and financial performance. Orders for the three-month period ended December 31, 2021 were $67,964, an increase of $6,211, or 10%, and were driven by the acquisition which contributed $37,251 of orders in the quarter. This compared with $61,753 for the same period of fiscal 2021. Orders represent written communications received from customers requesting us to supply products and/or services. Domestic orders were 89% of total orders, or $60,655, and international orders were 11% of total orders, or $7,309, in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 when domestic orders were 94%, or $58,110, of total orders, and international orders were 6%, or $3,643, of total orders.

During the first nine months of fiscal 2022, orders grew 11%, or $12,022, to $120,217, compared with $108,195 for the same period of fiscal 2021. The acquisition was the primary driver of the growth and contributed $53,301 in orders for the nine-month period. Domestic orders were 84% of total orders, or $101,022, and international orders were 16% of total orders, or $19,195, in the first nine months of fiscal 2022 compared with the same period of fiscal 2021 when domestic orders were 72%, or $77,459, of total orders, and international orders were 28%, or $30,736, of total orders.

Backlog was $272,599 at December 31, 2021, up 17% compared with $233,247 at September 30, 2021 and nearly double from $137,567 at March 31, 2021. Included in backlog at December 31, 2021 was $119,096 from BN. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 40% to 50% of orders currently in our backlog are expected to be converted to sales within one year. The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy. At December 31, 2021, 77% of our backlog was attributable to U.S. Navy projects, 11% for refinery project work, 5% for chemical and petrochemical projects, 3% for space projects and 4% for other industrial applications. At September 30, 2021, 78% of our backlog was attributable to U.S. Navy projects, 11% was for refinery project work, 4% for chemical and petrochemical projects, 3% for space projects and 4% for other industrial applications. At December 31, 2021, we had no projects on hold.

Outlook

Our defense business continues to be strong. With the acquisition of BN, 77% of our $272,599 backlog is in defense. While much of the defense backlog includes projects with order to shipment of up to five years, we expect 45% to 50% of our sales in fiscal 2022 to be from the defense market. Defense spending, specifically for the U.S. Navy, is expected to remain steady over the foreseeable future.

Near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and the supply and demand imbalance. However, the recent improvements in our aftermarket and short cycle business in North America is encouraging. We believe when our energy markets do recover, it will be more muted and not to historical levels of strength. Strategically, we are implementing efforts to capture more aftermarket opportunity less oriented to capital projects.

Our objective is to leverage our engineering knowhow and depth of application experience to identify more opportunities for our products and technologies in our targeted markets.

All of the below expectations are inclusive of BN for the ten-month period we will own it during fiscal 2022.

Our expectations for sales and profitability assume that we are able to operate our production facilities in Batavia, New York and Arvada, Colorado at or near "normal" (pre-COVID-19 pandemic) capacity throughout fiscal 2022. We project that approximately 40% to 50% of backlog will convert to sales over the next 12 months. We expect the remaining backlog will convert beyond fiscal 2022, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to six years) as well as certain commercial orders, the conversion of which has been extended by our customers.

Revenue in fiscal 2022 is expected to be $120,000 to $125,000, inclusive of $45,000 to $48,000 related to BN for the ten-month period we will own the business in fiscal 2022. We expect to have approximately $2,700 of acquisition related purchase price accounting costs to be recognized in fiscal 2022, which primarily will be amortization of intangible assets. Approximately $1,600 are expected to be charged to cost of goods sold and the remaining $1,100 to SG&A. Inclusive of the purchase accounting costs, we expect gross profit margins to be 8% to 10% of sales and SG&A to be 16% to 17% of sales. Our expected effective tax rate for fiscal 2022 is 18% to 20%. Adjusted earnings before net interest expense, income taxes, depreciation and amortization for the combined business is expected to be a loss of approximately $5,0001.

Although cash flow was negative in the first three quarters of fiscal 2022, we expect positive cash flow from operations for the remaining three months of fiscal 2022. While we paid a dividend in the first nine months of fiscal 2022, we have suspended the dividend.

1 We have not reconciled non-GAAP forward-looking adjusted earnings before net interest expense, income taxes, depreciation and amortization for the combined business to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliation would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable.

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

As of December 31, 2021, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

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

In addition to the critical accounting policies noted above, the Company has one additional critical accounting policy as follows:

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

Foreign Currency

International consolidated sales for the third quarter and first nine months of fiscal 2022 were 14% and 22% of total sales, respectively, compared with 61% and 48% for the same periods of fiscal 2021, respectively. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first nine months of fiscal 2022 and fiscal 2021, all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective business (U.S. dollars, Chinese RMB or India INR).

We have limited exposure to foreign currency purchases. In each of the first nine months of fiscal 2022 and fiscal 2021, our purchases in foreign currencies represented approximately 1% and 0% of the cost of products sold, respectively. In the three months ended December 31, 2021 and 2020, our purchases in foreign currencies represented 0%. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Quarterly Report on Form 10-Q and as of December 31, 2021 and March 31, 2021, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, responsive and flexible service, and engineering experience and excellence, among other things, such lower production costs and more favorable economic conditions mean that certain of our competitors are able to offer products similar to ours at lower prices. The cost of metals and other materials used in our products can also experience significant volatility, and as such, can impact our ability to reflect this volatility in our pricing.

Project Cancellation and Project Continuation Risk

Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e. suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. At December 31, 2021, we had no projects on hold.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our President and Chief Executive Officer (our principal executive officer) and Vice President - Finance & Administration and Chief Financial Officer (our principal financial officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President - Finance & Administration and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.

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

We may be unsuccessful in amending our loan agreement for out term loan and revolving credit facility prior to March 31, 2022. The failure to amend the loan agreement, or otherwise to obtain a waiver, may lead to an event of default under our term loan and revolving credit facility, which would have a material adverse effect on our financial condition and which gives rise to substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, we did not meet the financial covenants required by our loan agreement with Bank of America. On February 4, 2022, management obtained a waiver from Bank of America waiving its right to call the debt immediately due and payable as of December 31, 2021. In addition, the waiver provides that, until such time as Bank of America has received all required financial information with respect to the Company for the period ending on or about March 31, 2022, and such financial information confirms to Bank of America's satisfaction that no default exists at such time, we will not permit the principal balance outstanding under the line of credit with Bank of America to exceed $15,000. Further, we have suspended our dividend in connection with the non-compliance of the lending covenants. We anticipate that we will not be in compliance with the covenants as of March 31, 2022, which would be an event of default. Violation of our covenants under the loan agreement provides the bank with the option to accelerate the maturity of the term loan extended under the loan agreement, which carried a balance of $19,000 as of December 31, 2021, and our revolving credit facility under the loan agreement, which had a principal balance outstanding of $9,750 as of December 31, 2021. We do not expect to have adequate cash on hand or available liquidity to repay the outstanding debt if the bank requires immediate repayment.

Management's primary mitigation plan to avoid a default under the term loan and revolving credit facility is to amend the loan agreement to amend the financial covenants. However, this plan has not been finalized and is not within the Company's control, and therefore there can be no assurances that we will be able to amend the loan agreement in a timely manner, or on acceptable terms, if at all. The failure to amend the loan agreement, or otherwise obtain an additional waiver from the bank or repay the debt, could lead to an event of default which would have a material adverse effect on our financial condition and which gives rise to substantial doubt about our ability to continue as a going concern.

Potential government imposed COVID-19 vaccine mandates could adversely affect our ability to attract and retain employees which could have a material adverse impact on our business and results of operations.

As required by executive order, employers with covered U.S. government contracts may be required to ensure that their U.S. based employees, contractors and subcontractors, that work on or in support of the U.S. government contracts, are fully vaccinated against COVID-19. The executive order includes on-site and remote U.S. based employees, contractors and subcontractors and provides for limited medical and religious exceptions. While the enforceability of the order is not known with certainty, if enforceable, this is expected to apply to federal contractors and subcontractors, such as the Company. Any requirement to mandate COVID-19 vaccination of our workforce could result in employee attrition and difficulty securing future labor needs, and may have an adverse effect on our future revenues, costs, and results of operations.

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

Item 5. Other Information

On February 4, 2022, the Company, BN, GHM Acquisition Corp., and Graham Acquisition I, LLC, entered into the Amendment to Loan Agreement and Waiver (the "Amendment and Waiver") with Bank of America, N.A. The Amendment and Waiver provides a limited waiver of certain defaults and events of default under the Loan Agreement, dated as of June 1, 2021, as amended (the "Loan Agreement"), that have occurred and are continuing as a result of the Company’s failure to comply with the covenants with respect to the funded debt to EBITDA ratio and the basic fixed charge coverage ratio for the period ended December 31, 2021.

The Amendment and Waiver also provides that, until such time as Bank of America has received all required financial information with respect to the Company for the period ending on or about March 31, 2022, and such financial information confirms to the Bank of America’s satisfaction that no default exists at such time, the Company will not permit the principal balance outstanding under the line of credit with Bank of America to exceed $15.0 million and, except as otherwise provided, the Company will not declare or pay any dividends.

In addition, the Amendment and Waiver includes certain clarifications and corrections to the Loan Agreement. In connection with the Amendment and Waiver, the Company agreed to pay to Bank of America a non-refundable fee of $250,000, of which $25,000 was paid on the effective date of the Amendment and Waiver and the remainder of which is payable upon the earliest to occur of (i) any default or event of default under the Loan Agreement, (ii) the last date of availability under the revolving credit facility, and (iii) repayment in full of all principal, interest, fees and other obligations under the Loan Agreement and the other loan documents.

The foregoing description of the Amendment and Waiver does not purport to be complete and is qualified in its entirety by reference to the Amendment and Waiver, which is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

+	10.1	Termination Agreement dated as of October 26, 2021 by and between Graham Acquisition I, LLC and BNI Holdco, LLC.

#	10.2

Severance and Transition Agreement dated as of November 29, 2021 between Graham Corporation and Jeffrey F. Glajch is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2021.

+	10.3	Amendment to Loan Agreement and Waiver dated February 4, 2022 by and among Graham Corporation, Bank of America, N.A., GHM Acquisition Corp., Graham Acquisition I, LLC, and Barber-Nichols, LLC.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

++	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

	+ ++ #	Exhibit filed with this report Exhibit furnished with this report Management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Jeffrey Glajch
Jeffrey Glajch
Vice President-Finance & Administration and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 8, 2022