Form 10-K
period 2022-03-31
GRAHAM CORP
filed 2022-06-09
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________.

Commission File Number 001-08462

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2021, was approximately $124.2 million.

As of June 2, 2022, the number of shares of the Registrant’s Common Stock outstanding was 10,602,605 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2022 Annual Meeting of Stockholders to be held on July 27, 2022, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2022

Cautionary Note Regarding Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this report. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "may," "might," "intend," "expect," "plan," "predict," "project," "encourage," "potential," "should," "will," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including those described in the "Risk Factors" and elsewhere in this report. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

PART I

(Dollar amounts in thousands except per share data)

Item 1. Business

Graham Corporation ("we," "us," "our" or the "Company") is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry our equipment is used in propulsion, power and energy management systems and for life support systems. Our energy and new energy markets include oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities. We design and manufacture custom-engineered vacuum, heat transfer, pump and turbomachinery technologies.

Our corporate headquarters is located in Batavia, New York. We have production facilities co-located with our headquarters in Batavia. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN") is based in Arvada, Colorado (see "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our stock is traded on the NYSE under the ticker symbol "GHM".

Acquisition - On June 1, 2021, we acquired BN, a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets. The acquisition included BN’s new, 43,000 square foot manufacturing plant, which is part of their 96,000 square foot leased facility in Arvada, Colorado. We believe that this acquisition furthers our growth strategy through market and product diversification, broadened our offerings to the defense and energy markets, and strengthened our presence in the defense sector.

Our Products, Customers and Markets

We manufacture critical, custom-engineered products with high quality and reliability including:

•
Defense

Power plant systems - ejectors, surface condensers

Torpedo ejection & power systems - turbines, alternators, regulators, pumps, blowers

Thermal management systems - pumps, blowers, electronics
•
Space

Rocket propulsion systems - turbopumps, fuel pumps

Cooling systems - pumps, compressors, fans, blowers

Life support systems - fans, pumps, blowers
•
Energy

Heat transfer & vacuum systems - ejectors, process condensers, surface condensers, liquid ring pumps, heat exchangers, nozzles

Power generation systems - turbines, generators, compressors, pumps

Thermal management systems - pumps, blowers, electronics
•
Chemical and Petrochemical Processing

Heat transfer & vacuum systems - ejectors, process condensers, surface condensers, liquid ring pumps, heat exchangers, nozzles

Our products are used in a wide range of applications, including:

•
Defense

Aircraft carrier program (CVN)

Virginia fast-attack submarine program (SSN)

Columbia and Ohio ballistic submarine program (SSBN)

U.S. Navy torpedoes


Refueling and overhaul replacement equipment
•
Space

Virgin Orbit's LauncherOne program

Relativity Space's Aeon program

Various commercial space propulsion, fluid and heat transfer applications
•
Energy

conventional oil refining

oil sands extraction and upgrading

ethanol plants

cogeneration power plants

geothermal and biomass power plants

concentrated solar power

small modular reactor development

hydrogen fuel cell power
•
Chemical and Petrochemical Processing

ethylene, methanol and nitrogen producing plants

urea and fertilizer plants

plastics, resins and fibers plants

downstream petrochemical plants

coal-to-chemicals plants

gas-to-liquids plants

•
Cryogenic Fluid Processes

superconducting cable and magnet cooling

space simulation chambers

hydrogen production, transportation, distribution, fueling

Our principal customers include tier one and tier two suppliers to the defense and aerospace industry, large engineering companies that build installations for companies in the energy and process industries (or Engineering Procurement Contractors (“EPCs”), and original equipment manufacturers ("OEM"). A representative list of our customers include: Aerojet Rocketdyne, Air Liquide, Applied Research Laboratory, Aramco, Bechtel Plant Machinery Inc., Boeing, CERN, China State-owned Refiners, Cummins, DuPont, Dow Chemical, General Atomics, General Dynamics, General Electric, ExxonMobil, Fluor Corporation, Jacobs Engineering Group Inc., Kairos Power, Koch Fertilizer ENID LLC, Lockheed Martin, MHI Compressor International Corporation, NASA, Newport News Shipbuilding, Northrop Grumman, Oak Ridge National Laboratory, Raytheon Technologies, SAIC, Sierra Space, U.S. Navy, and Virgin Orbit.

Our products are sold by a team of sales engineers whom we employ directly. Two customers each accounted for more than 10% of our revenue in the fiscal year ended March 31, 2022 ("Fiscal 2022"). As a result of our diversification efforts to more extensively support the U.S. Navy and the acquisition of BN, we have increased our concentration in domestic and defense sales in 2022. Domestic sales accounted for 80% of total sales in fiscal 2022, while sales to the defense industry were 51%.

Our backlog at March 31, 2022 was $256,536 compared with $137,567 at March 31, 2021. BN comprised $117,769 of this backlog at March 31, 2022.

Our Strengths

Our core strengths include:

•
We have a value-enhancing sales and development platform. We believe our customer-facing platform of sales, project estimating and application engineering are competitive advantages. We have tools and capabilities that we believe allow us to move quickly and comprehensively to meet the unique needs of our customers. We believe that our early and deep involvement adds significant value to the process and is an important competitive differentiator in the long sales cycle industries we serve. We believe customers need our engineering and fabrication expertise early in the project life cycle to understand how best to utilize our equipment.
•
We are known for our strong capabilities to handle complex, custom orders. The orders we receive are extremely complex. In our markets, we believe that order administration, risk management, cost containment, quality and engineering documentation are as important as the equipment itself. We have developed order management capabilities to enable us to deliver high quality, engineered-to-order and build-to-spec process-critical equipment in a timely manner. For our customers’ complex, custom orders we typically manage very rigorous interaction between our project management teams and the end user or its engineering firm, as product design and quality requirements are finalized. Customer supplier selection process begins by assessing these order management capabilities.
•
We maintain a responsive, flexible production environment. Our operations teams are experienced at handling low volume, high mix orders that are highly customized solutions. We believe that our production environment is much different from a highly engineered standard products business. While certain equipment in a product group may look similar, there are often subtle differences which are required to deliver the desired specification. Also, during production it is not uncommon for customer-driven engineering changes to occur that alter the configuration of what had been initially released into production. The markets we serve demand this flexible operating model.
•
We have the capability to manage outsourced production. Effectively accessing the global fabrication supply chain expands our market reach, increases execution capacity and can improve competitiveness. We use this capability for three primary reasons: 1. delivering a lower cost manufacturing option; 2. expanding capacity to execute an order to meet customer timing requirements; and 3. addressing localized content requirements. We have proven capability to deliver our specialized product designs with outsourced fabrication that is on-time, within budget and that meets our high quality standards.
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
•
We have a highly trained workforce. We maintain a long-tenured, highly skilled and extremely flexible workforce. We have been challenged by labor shortages in our local markets. To help offset this impact, we support the development of our employees through programs such as our internal weld school training and our partnerships with community colleges and other external weld training programs.
•
We have the unique capability to manufacture to tight tolerances. Our manufacturing abilities include the unique capability to fabricate large weldments with special metallurgy to tight tolerances. Additionally, we possess highly specialized manufacturing and electrochemical milling expertise on turbomachinery equipment that allows us to manufacture to tight tolerances. This, combined with our strong quality control with objective quality evidence, provides us a unique competitive advantage.

Our Strategy

Our mission: Build Better Companies to Deliver Superior Performance. We currently have strategies that address our two operations which are in different phases of their business cycle.

For Graham Manufacturing in Batavia, which is in the midst of evolution and change, we are executing a four-step strategy as follows:

1.
Stabilize: We identified areas for process and system improvement and implemented a strengthened structure designed to enable strong execution and reduce risk. This included a reorganization and alignment of key management positions, and the addition of a new Director of Sales, Director of Navy Operations and Navy supervisors, Director of Commercial Operations, Human Resource Manager, and Chief Financial Officer. During this period, we have had positive communication with our key customers that have expressed support for our changes and progress.
2.
Improve: We have defined a roadmap to improve our operations, which is driven by better information flow and accountability. We are focused on improving returns in our target markets by driving operational effectiveness and developing capabilities to provide more value to our customers. Priorities will be on business visibility and analysis, new products, enhanced service and support, cost effective manufacturing and engineering, and employee recruitment and engagement.
3.
Grow: With a large installed base, we expect to leverage our vacuum and heat transfer expertise to grow over time into a larger and more profitable business.
4.
Mature to Full Lifecycle Product Strategy: This covers the spectrum from customer collaboration in developing markets to investing in and executing production and service programs.

Our near and mid-term strategy for BN focuses on continued development and growth to deliver on our long-term goal of achieving a full lifecycle product strategy. Elements include:

1.
Nurture customer partnerships in developing industries such as alternative energy: We will pursue opportunities with customers in leading positions in their markets where we can develop technology that is scalable and leverageable across high compliance, leading edge applications.
2.
Validate customized solutions in new applications: We will foster early relationships with customers and pursue opportunities in pre-specification phases. We will develop customized solutions with extensive validation to “lock-in” long term production. Our emphasis is on requirements management and proving compliance.
3.
Develop disruptive products and technologies for currently served markets: Pursue opportunities that benefit from disruptive solutions and require full life cycle support including aftermarket. Our emphasis is on system analysis trade studies and product family design.
4.
Invest in and execute to win production and service programs: Execute high compliance production programs with excellence and quick response to earn additional opportunities. Proactively offer tangible solutions to known supply or technical issues. Our emphasis is on Design for Manufacturing, Assembly, Inspection & Test and continual improvement.

Executed effectively, we believe our strategies will create more enduring, recurring opportunities and profitable growth.

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Navy Nuclear Propulsion Program / Defense	DC Fabricators; Joseph Oat; PCC; Triumph Aerospace; Xylem

Refining vacuum distillation	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; GEA Wiegand GmbH

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; Schutte Koerting

Turbomachinery OEM – defense and aerospace/space	Ametek, Inc., Concepts NREC; Curtis Wright; Honeywell; Kratos Defense & Security Solns

Turbomachinery OEM – refining, petrochemical	Donghwa Entec Co., Ltd..; KEMCO; Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; Thermal Engineering International (USA), Inc.

international

Market	Principal Competitors

Refining vacuum distillation	Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte Koerting

Turbomachinery OEM – refining, petrochemical	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

Intellectual Property

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret laws and contractual confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham name in the marketplace.

Availability of Raw Materials

Historically, we have not been materially adversely impacted by the availability of raw materials. However, as a result of the COVID-19 pandemic and resulting economic and supply chain disruptions, we have seen upward pricing pressure on parts and raw materials. This has also resulted in increased operational challenges from workplace disruptions and restrictions on the movement of raw materials and goods, both at our own facilities and at our customers and suppliers, leading to increases in prices and freight costs. As discussed more fully in Item 1A “Risk Factors” of this report, the raw materials that we source come from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial results. Disruptions in our supply chain, especially for an extended period of time, could impact our ability to meet customer requirements and our financial performance could be materially and adversely impacted.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, labor shortages, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. The inflationary environment has increased the cost of our raw materials and labor which impacted our financial results, especially given that a large percentage of our contracts are fixed price in nature. To help mitigate this risk, we place orders for raw materials when the purchase orders are received from the customer to lock-in raw material pricing.

Working Capital Practices

Our business does not require us to carry significant amounts of inventory or materials beyond what is needed for work in process. We negotiate progress payments from our customers on our large projects to finance costs incurred. We do not provide rights to return goods, or payment terms to customers that we consider to be extended in the context of the industries we serve. We do provide for warranty claims, which historically have not had a material impact on our results of operations.

Government and Environmental Regulation

We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the United States and in each of the countries where we conduct business. These laws, rules and regulations cover several diverse areas including environmental matters, employee health and safety, data and privacy protection, and anti-trust provisions. We are committed to conducting our business in accordance with applicable laws, rules and regulations. Compliance with governmental regulations did not have a material impact on our financial results during fiscal 2022, and is not expected to have, a material impact on our capital expenditures, results of operations or competitive position.

We believe that a focus on environmental stewardship is fundamental and integral to the work we do every day to serve our customers, create value for our stockholders, and benefit our global community. We have taken steps at both our business units in Batavia, New York and Arvada, Colorado to improve energy efficiencies and air quality that are intended to lessen our impact on the environment. We do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Due to risks in these areas, we cannot provide assurance that we will not incur material costs or liabilities in the future which could adversely affect us.

Seasonality

No material part of our business is seasonal in nature. However, our energy business is highly cyclical in nature as it depends on the willingness of our customers to invest in major capital projects. To help mitigate this risk, we have taken steps to diversify our business into the defense industry including the acquisition of BN. For fiscal 2022, sales to the defense industry accounted for 51% of our total sales compared to 25% for the twelve month period ending March 31, 2021 ("Fiscal 2021"). Conversely, sales to the refining industry, which are more cyclical in nature, represented 20% of revenue in fiscal 2022 compared to 41% in fiscal 2021.

Research and Development Activities

During fiscal 2022, fiscal 2021, and the fiscal year ended March 31, 2020 ("Fiscal 2020"), we spent $3,845, $3,367 and $3,353, respectively, on research and development ("R&D") activities. The majority of our R&D is funded by our customers and is specific to help solve our customers’ problems in order to improve efficiencies, address challenging environments or caustic materials, or redesign for form and function. Additionally, we may be engineering new products and services for our customers. We also continually look to improve existing products and services.

Human Capital Resources

As of March 31, 2022, we had 491 employees. We believe that our relationship with our employees is good.

At Graham, we believe our most important asset is our people. We are committed to fostering and embracing a Graham community in which employees share a mutual understanding and respect for each other. Our pledge to diversity and equality encompasses our commitment to create a work environment which embraces inclusion regardless of race, color, religion, gender, sexual orientation, gender identity, national origin, age, genetic information, marital status, amnesty, pregnancy, childbirth, disability, veteran status, or medical conditions.

•
Diversity: Our Management recognizes that a diverse workforce and a culture of equity and inclusion helps us compete more effectively, sustain success, and build long-term shareholder value. We encourage every one of our team members to form deeper relationships with those around them based on mutual respect, dignity, and understanding.
•
Engagement: to encourage productive conversations within our organization, we have implemented employee surveys.
•
Development: We believe that employee development is vital to our continued success, and we support the development of our employees through programs such as our internal weld school training, our partnerships for external weld training, our tuition assistance program, and management training classes.
•
Health and Safety: We are dedicated to ensuring the health and safety of our team members by supporting the whole person. Our dedicated global health and safety function is executed through our business unit safety committees to ensures that employees are trained on best practices to create a safe and healthy workplace for all.

Corporate Governance and Available Information

We maintain a website located at www.grahamcorp.com. On our website, we provide a link to the SEC website that contains the reports, proxy statements and other information we file electronically. Printed copies of all documents we file with the SEC are available free of charge for any stockholder who makes a request. Such requests should be made to our Corporate Secretary at our corporate headquarters. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

Risks Related to the Impacts of Macroeconomic Events

Our business, financial condition and results of operations have been and may continue to be adversely affected by global public health issues, including the recent COVID-19 pandemic.

Our business, financial condition and results of operations have been and may continue to be adversely affected if the COVID-19 pandemic, or another global health crisis, impacts our employees, suppliers, customers, financing sources or others’ ability to conduct business or negatively affects consumer and business confidence or the global economy. The COVID-19 health crisis has affected large segments of the global economy, including the markets we operate in, disrupted global supply chains, resulted in significant travel and transport restrictions, and created significant disruption of the financial markets. Economic uncertainty as a result of any global health crisis could negatively affect our business, suppliers, distribution channels, and customers, including as a result of business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand or customers’ ability to make payments. We have and may continue to experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implementing further precautionary measures to protect the health of our workforce, increased project cancellations or projects put on hold, access to supplies, capital, and fundamental support services (such as shipping and transportation). Any resulting financial impact cannot be fully estimated at this time, but may materially affect our business, financial condition, or results of operations.

Due to a potential COVID-19 reduction in throughput capacity, certain contracts in our backlog may experience delayed shipment. We accept contracts that contain provisions for a buyer to recover liquidated damages if our delivery is past contractual delivery dates, and such liquidated damages claimed by a customer could adversely affect financial performance.

In addition, we operate and compete globally and the response to the COVID-19 pandemic by domestic and foreign governments has been and may continue to be varied and those differences may impact our competitiveness. Our operating subsidiaries are located in China and India, and those countries’ responses to the COVID-19 pandemic have varied from the United States’ response. There are uncertain political climates in the regions where our subsidiaries operate, and governmental action in those regions may result in the temporary closure or limited operations of our subsidiaries. Government assistance during a pandemic may also differ between private and public companies, which may provide an advantage to one compared with another. This may affect our competitive position and could disrupt the market access and success of our business compared with other current or new competitors which could have a material adverse impact on our financial condition or results of operation.

The extent to which our operations may be impacted by the COVID-19 pandemic or any global health situation will depend largely on future developments which are highly uncertain and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. Even while government restrictions and responses to the COVID-19 pandemic have lessened, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. Our management team has, and will likely continue to, spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us. This pandemic is still ongoing and additional impacts may arise that we are not aware of currently.

Disruptions or delays in our supply chains could adversely affect our results of operations and financial performance.

The raw materials that we source come from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial results. Disruptions in our supply chain, especially for an extended period of time, could impact our ability to meet customer requirements and our financial performance could be materially and adversely impacted.

Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the Ukraine-Russia war, a rise in energy prices, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. An inflationary environment can increase our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock.

Risks Related to our Business

We may experience customer concentration risk related to strategic growth for U.S. Navy projects.

The acquisition of BN has changed the composition of the Company’s end market mix. For fiscal 2022, sales to the defense industry were 51% of our business compared with just 25% of sales to the defense industry in fiscal 2021. While these projects are spread across multiple contractors for the U.S. Navy, the end customer for these projects is the same. This concentration of business could add additional risk to us should there be a disruption, short or long term, in the funding for these projects or our participation in the U.S. Navy Nuclear Propulsion program.

The size of our contracts with the U.S. Navy may produce volatility in short term financial results.

We believe our strategy to increase the penetration of U.S. Navy related opportunities, which are often much larger contracts than our commercial contracts, can, on occasion, be delayed before or during the revenue recognition cycle. If we are unable to reallocate resources to other projects, we may see an increase in volatility in our near-term financial results and may impact our ability to effectively provide accurate investor guidance.

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

Over the past few years, we have expanded our business and the opportunities where we bid related to U.S. Navy projects. This has increased our market share and caused an adverse share position for some of our competitors for these products. Competitor response to our market penetration is possible. Our customers may also raise concerns about their supplier concentration issues and the risk exposure related to this concentration. As the U.S. Navy is looking to expand its fleet, there is also a risk that their facilities, their supply chain or our supply chain for raw materials, may not be able to support this expansion. This could adversely impact our ability to grow this portion of our business. Further, the bidding process related to these U.S. Navy projects requires us to devote a certain amount of time and resources to prepare bids and proposals and there is no assurance that we will recoup those investments.

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

Zero defect and other unfavorable provisions in government contracts, some of which are customary, may subject our business to material limitations, restrictions and uncertainties and may have a material adverse impact on our financial condition and operating results.

Government contracts contain provisions that provide the U.S. government with substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. government to inspect our products and unilaterally determine whether additional work is required to be completed to remedy any deemed deficiencies; to terminate existing contracts, in whole or in part, for any reason or no reason; unilaterally reduce or modify the government’s obligations under such contracts without our consent; decline to exercise an option to continue a contract or exercise an option to purchase only the minimum amount, if any, specified in a contract; take actions that result in a longer development timeline than expected; and change the course of a program in a manner that differs from the contract’s original terms or from our desired plan.

Generally, government contracts, including our contracts with the U.S. Navy, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example, unilateral inspection rights and the requirement that we complete additional work to remedy any deemed deficiency; specialized accounting systems unique to government contracts; mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent; mandatory internal control systems and policies; and mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements. If we fail to maintain compliance with these requirements, we may be subject to potential contract liability and to termination of our government contracts.

Furthermore, any agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors that we enter into in order to satisfy our contractual obligations pursuant to our agreements with the U.S. government must also be compliant with the terms of our government contract. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our government contract, may result in violations of our contract.

The markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the prices of crude oil and natural gas. As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

A portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, and petroleum refining industries, or to firms that design and construct facilities for these industries. These industries are highly cyclical, and are subject to the prices of crude oil and natural gas. The prices of crude oil and natural gas have historically had periods when they have been very volatile, as evidenced by the extreme volatility in oil prices over the past few years such as the volatility related to the COVID-19 pandemic and the Ukraine-Russia war. During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations.

As a result of recent adverse supply-side and demand-side disruptions, our commercial customers in these markets confront competing budget priorities and may have more limited resources for the types of products and services we provide. As a result, there may be fewer projects available for us to compete for and the pricing environment is anticipated to remain challenging.

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

The relative costs of oil, natural gas, nuclear power, hydropower and numerous forms of alternative energy production, and transitions in consumer demand toward different types of energy, may have a material adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal and biomass, among others. A cost or supply shift among these sources could negatively impact our business opportunities. A demand shift, where technological advances or consumer preferences favor the utilization of one or a few sources of energy may also impact the demand for our products. Changes in consumer demand, including some driven by governmental and political preferences, toward electric, compressed natural gas, hydrogen vehicles and other alternative energy may impact our business. We have products which can support certain technologies, while other technologies will not require our equipment. If demand shifts in a manner that increases energy utilization outside of our traditional customer base or expertise, our business and financial results could be materially adversely affected. In addition, governmental policy can affect the relative importance of various forms of energy sources. For example, non-fossil based sources may receive government tax incentives to foster investment. If these incentives become more prominent, our business and results of operations could suffer.

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

Our future success may be affected by our current and future indebtedness.

Under our loan agreements, as of March 31, 2022, we had $18,500 outstanding under our term loan with Bank of America, N.A ("Bank of America"). We may borrow additional funds in the future to support our growth and working capital needs. Pursuant to our loan agreements with Bank of America, we are required to provide financial information and reports while complying with other financial covenants. At December 31, 2021, we were out of compliance with our bank agreement covenants and were granted a waiver for noncompliance by Bank of America. Additionally, on March 31, 2022 and June 7, 2022, we entered into amendment agreements with Bank of America. These agreements placed additional restrictive covenants on the Company and increased our borrowing costs. In the future, should we again be out of compliance with our bank agreement, there can be no assurance that we would be able to obtain additional waivers or renegotiate our credit facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under our debt facilities or renegotiate such facilities, we could be in default of such agreements, and in the event of such default our lender could demand immediate repayment of amounts outstanding. There can be no assurance that we would have sufficient cash, or be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities in the event of such demand. As a result, the failure to obtain covenant waivers or renegotiate our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

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

Customer focus on short-term costs versus prioritizing quality and brand recognition, could harm our business and negatively impact our financial results.

Although we have long-term relationships with many of our end use customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type are often different. Our customers have historically focused on the quality of the engineering and product solutions which we have provided to them, which may come at a higher cost. Because our customers are unable to predict the length of the time period for the economic viability of their plants, there has been more of a focus on relative importance of cost versus quality which looks at short-term costs instead of total long-term cost of operations.

In addition, customers in emerging markets which are driving global demand growth may also place less emphasis on our high quality and brand name than do customers in the U.S. and certain other industrialized countries where we compete. If we are forced to compete for business with customers that place less emphasis on quality and brand recognition than our current customers, our results of operations could be materially adversely affected.

A change in the structure of our markets, including through consolidation, could harm our business and negatively impact our financial results.

There are strong and long-standing relationships throughout the supply chain between the many parties involved in serving the end user of our products. A change in the landscape between engineering and procurement companies, original equipment suppliers, others in the supply chain, and/or with the end users could have a material adverse effect on our business and results of operations. These changes, or others, might occur through industry consolidations such as mergers, acquisitions or other business partnerships, and could have a material impact on our business and negatively impact our financial results.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

While we may have only one or two customers that represent over 10% of revenue in any one year, a small number of customers have accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 42%, 63% and 48% of consolidated net sales in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

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

We may not achieve all the intended benefits of the acquisition of BN and could subject us to unknown and unforeseen liabilities.

We completed the acquisition of BN in June 2021 and have already begun experiencing many of the benefits from the acquisition. However, there can be no assurance that we will be able to realize every intended benefit of the transaction. There are many challenges associated with integrating an acquisition such as BN, including those associated with the integration of operations, retention of key management and other employees with historically different cultures and priorities, the diversion of management’s attention from ongoing business concerns while addressing integration matters, retaining existing business and operational relationships including customers, suppliers and others, unanticipated issues in integrating information technology, communications and other systems, as well as unforeseen expenses associated with the integration.

In addition, BN may have unknown liabilities, including, but not limited to, product liability, workers’ compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the sellers of BN for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of BN. Such liabilities and related legal or other costs could harm our business or results of operations.

We have foreign operations and a percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2022, 20% of our revenue was from customers located outside of the U.S. Moreover, through our subsidiaries, we maintain a sales office in China and a sales and market development office in India. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•
nationalization of private enterprises and assets;
•
political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East and/or portions of the former Soviet Union;
•
the global economic impact as a result of the COVID-19 pandemic or future global health concerns;
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

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S. Over the past few years, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly high-end steel and steel related products, may add significant costs to us and make our products more expensive. Potential future changes in trade policies could result in customers changing their behavior in project procurement, due to uncertainty related to timely execution and/or import and export restrictions. As a result, our products could become less attractive to customers outside the U.S. due to U.S. import tariffs on our raw materials and our profit margins would be negatively impacted. Accordingly, continued tariffs may weaken relationships with certain trading partners and may adversely affect our financial performance and results of operations. When beneficial to us, we may consider alternate sourcing options, including offshore subcontracting, in order to minimize the impact of the tariffs. Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

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

Energy policy in the U.S. and other countries where we sell our products is evolving rapidly and we anticipate that energy policy will continue to be an important legislative priority in the jurisdictions where we sell our products. It is difficult, if not impossible, to predict the changes in energy policy that could occur, as they may be related to changes in political administration, public policy or other factors. The elimination of, or a change in, any of the current rules and regulations in any of our markets could create a regulatory environment that makes our end users less likely to purchase our products, which could have a material adverse effect on our business. Government subsidies or taxes, which favor or disfavor certain energy sources compared with others, could have a material adverse effect on our business and operating results.

Near-term income statement impact from competitive contracts could adversely affect our operating results.

During weaker market periods, we may choose to be more aggressive in pricing certain competitive projects to protect or gain market share or to increase the utilization of our facilities. In these situations, it is possible that an incrementally profitable order, while increasing contribution, may be unprofitable from an accounting perspective when including fixed manufacturing costs. In these situations, we are required to recognize the financial loss at the time of order acceptance, or as soon as our cost estimates are updated, whichever occurs first. It is possible we may accumulate losses either on a large project or more than one project such that, in a short time period, for example a reporting quarter, these losses may have a meaningful impact on the earnings for that period.

Our operating results could be adversely affected by customer contract cancellations and delays.

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. We had no projects cancelled in fiscal 2022 or in fiscal 2021. Similarly, we had no projects on hold at March 31, 2022. We attempt to mitigate the risk of cancellation by structuring contracts with our customers to maximize the likelihood that progress payments made to us for individual projects cover the costs we have incurred. As a result, we do not believe we have a significant cash exposure to projects which may be cancelled. Open orders are reviewed continuously through communications with customers. If it becomes evident to us that a project is delayed well beyond its original shipment date, management will move the project into "placed on hold" (i.e., suspended) category. Furthermore, if a project is cancelled by our customer, it is removed from our backlog.

The value of our backlog as of March 31, 2022 was $256,536. Our backlog can be significantly affected by the timing of large orders. The amount of our backlog at March 31, 2022 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. This generally occurs more often in times of end market or capital market turmoil. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

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

Our customers’ ability and willingness to make progress payments may be impacted by any extended downturn in their markets which could adversely impact their financial stability and increase the risk to us of uncollectable accounts receivables.

The financial strength of our customers can be impacted by a severe or lengthy downturn in their markets which could lead to additional risk in our ability to collect outstanding accounts receivables. We attempt to mitigate this risk with the utilization of progress payments for many projects, but certain industries, end markets and geographies are not as willing to make progress payments. Certain projects require a small portion of the total payments to be held until the customer's facility is fully operational, which can be in excess of one year beyond our delivery of equipment to them. This additional time may add risk to our ability to collect on the outstanding accounts receivables.

Our exposure to fixed-price contracts and the timely completion of such contracts could negatively impact our results of operations.

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, estimating errors, cost overruns, supplier failures and customer disputes. For example, in fiscal 2022, we experienced material cost overruns related to defense contracts at our Batavia, NY facility. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability may decrease or losses may be incurred which, in turn, could have a material adverse effect on our business and results of operations. For our U.S. Navy projects, these fixed priced contracts have order to shipment periods which can exceed five years. This additional time-based risk, which we believe is manageable, nevertheless increases the likelihood of cost fluctuation, which could have a material adverse effect on our business and results of operation.

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

The manufacture and sale of our products exposes us to potential product liability claims, including those that may arise from failure to meet product specifications, misuse or malfunction of our products, design flaws in our products, or use of our products with systems not manufactured or sold by us. For example, our equipment is installed in facilities that operate dangerous processes and the misapplication, improper installation or failure of our equipment may result in exposure to potentially hazardous substances, personal injury or property damage. In addition, BN produces certain products in large quantities which could also expose us to potential product liability claims.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based in U.S. dollars. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Strength of the U.S. dollar compared with the Euro or Asian currencies may put us in a less competitive position. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings are impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2022, we held no forward foreign currency exchange contracts.

Security threats and other sophisticated computer intrusions could harm our information systems, which in turn could harm our business and financial results.

We utilize information systems and computer technology throughout our business. We store sensitive data, proprietary information and perform engineering designs and calculations on these systems. Threats to these systems, and the laws and regulations governing security of data, including personal data, on information systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect information systems and data and complying with new cybersecurity regulations. Information systems are subject to numerous and evolving cybersecurity threats and sophisticated computer crimes, which pose a risk to the stability and security of our information systems, computer technology, and business. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information systems and computer technology to sophisticated and targeted measures known as advanced persistent threats and ransomware. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions, ransom payments, and other business risks which could damage our reputation, competitive position and financial results of our operations. Further, our technology resources may be strained due to an increase in the number of remote users. In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business. If any of the foregoing were to occur, it could have a material adverse effect on our business and results of operations.

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

We presently have no intention to declare or pay a dividend, the terms of our indebtedness restrict our ability to pay dividends, and we may not be able to pay dividends in the future.

In fiscal 2022, we suspended the dividend and presently have no intention to declare or pay a dividend. In addition, our loan agreement with Bank of America contains terms that restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. There can be no guarantee that we will pay dividends in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 45,000 square foot building. Our manufacturing facilities, also located in Batavia, consist of approximately 42 acres and contain about 260,000 square feet in several buildings, including 206,000 square feet in manufacturing facilities, 48,000 square feet for warehousing and a 6,000 square-foot building for product research and development. Additionally, with the acquisition of BN we obtained a 43,000 square feet manufacturing plant, which is part of their 96,000 square foot facility in Arvada, Colorado which is leased. We also lease approximately 1,500 square feet for a sales office in Houston, Texas and GVHTT leases an approximately 4,900 square foot sales and engineering office in Suzhou, China. GIPL, located in Ahmedabad, India, serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets. We lease a sales and marketing office of approximately 777 square feet in Ahmedabad, India.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business. However, we anticipate that additional manufacturing space will be needed within the next year or two in order to support BN growth, and we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings

The information required by this Item 3 is contained in Note 16 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

(Amounts in thousands, except per share data)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE exchange under the symbol "GHM". As of June 2, 2022, there were 10,603 shares of our common stock outstanding that were held by approximately 131 stockholders of record.

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Our Board of Directors declared dividends per share of $0.11 for each of the first three quarters of fiscal 2022. In fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. Any future determination by our Board of Directors regarding dividends will depend on a variety of factors, including our compliance with the terms of the credit agreement, organic growth opportunities, future financial performance, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. There can be no guarantee that we will pay dividends in the future. More information regarding our loan agreement can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry our equipment is used in propulsion, power and energy management systems and for life support systems. Our energy and new energy markets include oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.

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

This management's discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2022 omits a comparative discussion regarding the fiscal year ended March 31, 2021 versus the fiscal year ended March 31, 2020. Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Acquisition

We completed the acquisition of BN on June 1, 2021. Founded as a specialty turbomachinery engineering company in 1966, BN has grown rapidly from programs that involve complex production and systems integration. By integrating knowledge in rotating equipment, power generation cycles, and electrical management systems, BN has successfully won the design and development of different power, fluid transfer, and propulsion systems used in underwater vehicles among many other accomplishments.

The acquisition of BN has changed the composition of the Company’s end market mix. For fiscal 2022, sales to the defense industry were 51% of our business compared with just 25% of sales to the defense industry for fiscal 2021. Additionally, space industry sales represent 5% of fiscal 2022 business, compared with 0% for fiscal 2021. The remaining 44% of our fiscal 2022 sales came from the refining, chemical/petrochemical and other commercial markets. These markets represented 75% of our fiscal 2021 sales. BN has outperformed expectations since being acquired.

The BN transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company’s common stock, representing a value of $8,964 at $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds (See Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K). The purchase agreement with respect to the acquisition also included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, pursuant to which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. Subsequent to the acquisition, the earn-out agreement was terminated and the contingent liability was reversed into Other operating income, net, on the Company's Consolidated Statement of Operations. Acquisition and integration related costs of $562 were expensed in fiscal 2022 and are included in selling, general and administrative expenses. As of October 26, 2021, the Company entered into a Performance Bonus Agreement (the "Bonus Agreement") to provide certain employees of BN with performance-based awards considering the BN business results on a stand-alone basis. The purpose of the bonus arrangement is to align a broader number of the BN leadership team with the achievement of BN performance objectives. The Bonus Agreement provides for payments to be made for certain performance-based results of BN for fiscal years ending March 31, 2024, 2025, and 2026.

Key Results

Key results for our fiscal year ended March 31, 2022, which we refer to as "fiscal 2022," include:

•
Net sales for fiscal 2022 were $122,814, up 26% compared with $97,489 for the fiscal year ended March 31, 2021, which we refer to as "fiscal 2021." BN contributed $47,865 of sales for fiscal 2022, which more than offset the $22,540 decline in our legacy business. BN has outperformed our expectations during the first ten months of ownership.
•
Net loss and loss per diluted share for fiscal 2022 were $8,773 and $0.83, respectively, compared with net income and income per diluted share of $2,374 and $0.24, respectively, for fiscal 2021. The net losses incurred in fiscal 2022 were primarily due to our strategic decision to take on additional costs in order to meet our customers delivery schedules. We estimate that these strategic decisions, as well as material cost increases for first article projects impacted our results by over $10,000. The losses at our Batavia facility were partly offset by income from BN and higher energy and chemical aftermarket sales.
•
We recently shipped a first article condenser for a critical navy submarine application and are on schedule to ship the remaining first article projects throughout fiscal 2023.
•
Gross profit and operating margins for fiscal 2022 were 7.4% and (9.2%), respectively, compared with 21.0% and 3.1%, respectively, for fiscal 2021.
•
Orders booked in fiscal 2022 of $143,877 increased 18% compared with $121,619 of orders booked in fiscal 2021. BN contributed $67,914 of bookings in fiscal 2022. For more information on this performance indicator see "Orders and Backlog" below.
•
Backlog at March 31, 2022 was $256,536 compared with $137,567 at March 31, 2021, and included $117,769 from BN. For more information on this performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents and short-term investments at March 31, 2022 were $14,741 compared with $65,032 as of March 31, 2021, a decrease of $50,291 primarily due to cash invested in the acquisition of BN in fiscal 2022. Cash used in operations for fiscal 2022 was $2,219, compared to cash used of $1,722 in fiscal 2021.
•
In fiscal 2022, $3,523 was returned to shareholders as dividends compared with $4,391 in fiscal 2021. In fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future and will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and other factors, many of which are beyond our control.
•
At March 31, 2022, we had $0 outstanding on our line of credit. We believe this, along with our cash balances, provide us adequate financial flexibility to meet our obligations.

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on the planned procurement of submarines, aircraft carriers and undersea propulsion and power systems. Based on defense budget plans and the solutions we provide, we anticipate demand for our equipment and systems will continue to increase in coming years. With the addition of revenue from the BN acquisition, consolidated sales to the U.S. Navy for fiscal 2022 was $62,189, or 51% of total sales. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics and power systems. We have built a leading position, and in some instances, a sole source position, for certain systems and equipment for the defense/space industry and others.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels, will lead to demand growth for fossil-based fuels that is less than the global growth rate. We also anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products) to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities), will continue to drive demand for our products and services. The timing and catalyst for a recovery in these markets (crude oil refining and chemical/petrochemical) remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging.

Of note, we have experienced a noticeable increase in our energy and chemical aftermarket orders in fiscal 2022, primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. As such we believe there is the possibility of a cyclical upturn in the next twelve to eighteen months following several years of reduced capital spending in a low oil price environment, although not as robust as years past due to the factors discussed above.

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

BN products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and BN has provided rocket engine turbo pump systems and components for many of the launch providers. We expect that in the long term extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. BN is also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications and we believe our technology and expertise will enable us to achieve sales growth in this market as well.

The chart below illustrates our strategy to increase our participation in the defense market. The defense market comprised 76% of our total backlog at March 31, 2022. We believe this diversification is especially beneficial when our commercial markets are weak, as is presently the case.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2022	2021
Net sales	$122,814	$97,489
Gross profit	$9,129	$20,469
Gross profit margin	7.4%	21.0%
SG&A expense (1)	$21,299	$17,471
SG&A as a percent of sales	17.3%	17.9%
Net (loss) income	$(8,773)	$2,374
Diluted (loss) income per share	$(0.83)	$0.24
Total assets	$183,691	$144,280
Total assets excluding cash, cash equivalents and investments	$168,950	$79,248

(1)
Selling, general and administrative expense is referred to as "SG&A."

Fiscal 2022 Compared with Fiscal 2021

Sales for fiscal 2022 were $122,814, up 26% as compared with sales of $97,489 for fiscal 2021. Domestic sales were $97,639 or 80% of total sales, up from $52,724 or 54% of total sales in fiscal 2021. Domestic sales increased $44,915, or 85%, compared with fiscal 2021. International sales accounted for $25,175, or 20% of total sales, for fiscal 2022, down from $44,765 or 46% of total sales in fiscal 2021. International sales decreased $19,590, or 44% compared with fiscal 2021. By market, sales for fiscal 2022 were 20% to the refining industry (down from 41% in fiscal 2021), 13% to the chemical and petrochemical industries (down from 25% in fiscal 2021), 51% to the defense industry (U.S. Navy) (up from 24% in fiscal 2021), and 18% to space and other commercial and industrial markets (up from 10% in fiscal 2021). Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. The significant shift towards domestic sales in the defense industry is primarily due to the BN acquisition in June 2021 and the strategic decision by management to diversify its revenue stream away from the refining industry. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Our gross margin for fiscal 2022 was 7.4% compared with 21.0% for fiscal 2021. Gross profit for fiscal 2022 decreased $11,340, or 55%, compared with fiscal 2021. The decline in gross profit and margin was the result of cost and schedule issues and COVID-19 related delays related to our first article defense projects at our Batavia operation. We have chosen, in the near term, to over-resource certain critical defense orders to ensure we meet the delivery expectations of our customers. We have continued to be challenged by labor shortages in our local market and made the strategic decision to increase our use of external contract welders, at a much higher cost, in order to meet our customers' delivery schedules and help secure future orders. Redirecting resources to defense contracts at our Batavia operation has also impacted our commercial market orders which had to be outsourced. We estimate that the impact of all these factors, along with material cost increases for first article projects, was over $10,000 in fiscal 2022. These losses were partially offset by the positive contribution from the BN acquisition and strong energy and chemical aftermarket sales in fiscal 2022. We expect that we will be able to reduce the use of contract welders and our contract losses in fiscal 2023. As we make further progress on our production schedule and grow our welding staff, we will be able to reduce our reliance on contract welders. This is expected to help with margin improvement over the coming quarters. We recently shipped a first article condenser for a critical navy submarine application and are on schedule to ship the remaining first article projects throughout fiscal 2023.

SG&A expense for fiscal 2022 was $21,299, up 22%, or $3,828, compared with $17,471 in fiscal 2021. SG&A expenses included intangible amortization of $913 in fiscal 2022. Approximately $4,800 of this increase was from ten months of BN being added in fiscal 2022. Additionally, fiscal 2022 results include $840 of costs incurred in connection with the BN acquisition, and bank waiver and amendment fees. SG&A expense as a percentage of sales in fiscal 2022 was 17.3% of sales compared with 17.9% of sales in fiscal 2021. The SG&A expense increases discussed above were partially offset by decreased variable compensation and outside sales agent commissions.

Other operating income for fiscal 2022 was $827 compared to $0 for fiscal 2021 and includes $1,900 of income related to the change in fair value of the BN contingent earn-out, which was terminated in fiscal 2022, partially offset by $1,073 of severance and transition expense recognized in connection with the departure of our former CEO and CFO.

Net interest expense for fiscal 2022 was $400 compared to income of $156 in fiscal 2021 primarily due to increased borrowings related to the BN acquisition.

Our effective tax rate in fiscal 2022 was 22% compared with 27% in fiscal 2021. The decrease in tax rate was primarily due to the mix of earnings by geography, which were in lower tax rate jurisdictions as compared with the prior year.

Net loss and loss per diluted share for fiscal 2022, were $8,773 and $0.83, respectively, compared with net income and income per diluted share of $2,374 and $0.24, respectively, for fiscal 2021.

Non-GAAP Measures

Adjusted earnings before net interest expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted diluted earnings per share are provided for information purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP"). Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, those charges and credits that are not directly related to operating performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income determined in accordance with GAAP. Adjusted EBITDA and adjusted net income is a key metric used by management and our board of directors and is the basis for a portion of management's performance-based compensation.

We believe adjusted EBITDA is often a useful measure of a company’s operating performance and is used by management to measure the operating performance of our business. Adjusted EBITDA excludes charges for depreciation, amortization, interest expense, taxes, other acquisition related expenses (income), and other unusual/nonrecurring expenses. Adjusted EBITDA does not represent and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP.

Management uses adjusted net income and adjusted diluted earnings per share to assess the Company’s consolidated financial and operating performance. Adjusted net income and adjusted diluted earnings per share are provided for informational purposes only and are not a measure of financial performance under GAAP. These measures help management make decisions that are expected to facilitate meeting current financial goals as well as achieving optimal financial performance. Adjusted net income provides management with a measure of financial performance of the Company based on operational factors as it removes the impact of certain unusual/nonrecurring items from the Company’s operating results. Adjusted diluted earnings per share provides management with an indication of how adjusted net income would be reflected on a per share basis for comparison to the GAAP diluted earnings per share measure.

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share to net income (loss) in accordance with GAAP is as follows:

	Year Ended
	March 31,
	2022	2021
Net (loss) income	$(8,773)	$2,374
Acquisition related inventory step-up expense	95	-
Acquisition & integration costs	562	-
Change in fair value of contingent consideration	(1,900)	-
CEO and CFO transition costs	1,182	-
Debt amendment costs	278	-
Net interest expense (income)	400	(156)
Income taxes	(2,443)	893
Depreciation & amortization	5,599	1,945
Adjusted EBITDA	$(5,000)	$5,056
Adjusted EBITDA margin %	-4.1%	5.2%

	Year Ended
	March 31,
	2022		2021
Net income (loss)	$(8,773)		$2,374
Acquisition related inventory step-up expense	95		-
Acquisition & integration costs	562	-	-
Amortization of intangible assets	2,522		-
Change in fair value of contingent consideration	(1,900)		-
CEO and CFO transition costs	1,182		-
Debt amendment costs	278		-
Normalize tax rate to 20%(1)	(548)		-
Adjusted net income (loss)	$(6,582)		$2,374
Adjusted diluted earnings per share	$(0.62)		$0.24

(1) Applies a normalized tax rate of 20% to non-GAAP adjustments above, which are each pre-tax.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2022	2021
Cash and investments	$14,741	$65,032
Working capital(1)	27,796	76,675
Working capital ratio(2)	1.5	2.8
Working capital excluding cash and investments	13,055	11,643
Working capital excluding cash and investments as a percent of net sales	10.6%	11.9%

(1)
Working capital equals current assets minus current liabilities.
(2)
Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to assess our liquidity and overall financial strength.

Net cash used by operating activities for fiscal 2022 was $2,219, compared with $1,722 for fiscal 2021. This $497 increase was primarily due to lower cash net income of $12,353 partially offset by $11,856 generated from lower working capital levels (primarily customer deposits) due to the timing of payments on these contracts versus when revenue is earned/billed.

Capital spending in fiscal 2022 was $2,324, compared with $2,158 in fiscal 2021. Capital expenditures in each of fiscal 2022 and fiscal 2021 were approximately 90% and 80% for facilities along with machinery and equipment, respectively, and the remaining for all other items.

Dividend payments were $3,524 in fiscal 2022, compared with $4,391 in fiscal 2021. In fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future and will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and other factors, many of which are beyond our control.

Cash and investments were $14,741 at March 31, 2022, compared with $65,032 at March 31, 2021, down $50,291 or 77% primarily due to the $60,282 used to fund the BN acquisition.

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

Capital expenditures for the fiscal year ending March 31, 2023, which we refer to as "fiscal 2023," are expected to be between approximately $4,500 and $5,500. Approximately 35% of our fiscal 2023 capital expenditures are expected to be for machinery and equipment, and 50% for buildings and leasehold improvements to fund our growth initiatives with the remaining amounts expected to be used for other items. The majority of our planned capital expenditures are discretionary.

On June 1, 2021, we entered into a $20,000 five-year loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

On June 1, 2021, we entered into a five-year revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank's approval at any time up to $40,000. As of March 31, 2022, there was no amount outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of March 31, 2022, the BSBY rate was 0.130830%. Outstanding letters of credit under this agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. As of March 31, 2022, there was $4,750 letters of credit outstanding with Bank of America.

Under the original term loan agreement and revolving credit facility, the Company covenants to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, with an allowable increase to 3.25 to 1.0 following an acquisition for a period of twelve months following the closing of the acquisition. In addition, the Company covenanted to maintain a minimum fixed charge coverage ratio, as defined in such agreements, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit. At December 31, 2021, the Company was out of compliance with its bank agreement covenants and was granted a waiver for noncompliance by Bank of America. At March 31, 2022, the amount available under the revolving credit facility was $10,250.

On March 31, 2022 and June 7, 2022, we entered into amendment agreements with Bank of America. Under the amended agreement, the Company is not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2022 and at all times thereafter, all of our deposit accounts, except certain foreign subsidiary accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. The Company covenants to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date.

In connection with the waiver and amendments discussed above, we are required to pay a back-end fee of $725 to Bank of America payable upon the earliest to occur of (i) any default or event of default, (ii) the last date of availability under the revolving credit facility, and (iii) repayment in full of all principal, interest, fees and other obligations, which may be waived or cancelled if certain criteria are met.

We did not have any off-balance sheet arrangements as of March 31, 2022 and 2021, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2022	March 31, 2021
$96,494	$97,929

Fiscal 2022 Compared with Fiscal 2021

Stockholders' equity decreased $1,435 or 1%, at March 31, 2022 compared with March 31, 2021.

On March 31, 2022, our net book value per share was $9.07, down from $9.83 at March 31, 2021.

Orders and Backlog

Management uses orders and backlog as measures of our current and future business and financial performance. Orders in fiscal 2022 increased 18% to $143,877 from $121,619 in fiscal 2021. Orders represent communications received from customers requesting us to supply products and services. Revenue is recognized on orders received in accordance with our revenue recognition policy described in Notes 1 and 3 to the consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K.

Domestic orders were 81%, or $117,106, and international orders were 19%, or $26,772, of our total orders in fiscal 2022. This compared with domestic orders of $89,283, or 73% of total orders, and international orders of $32,336, or 27% of our total orders in fiscal 2021. Domestic orders increased by $27,823, or 31%. This increase was due to the BN acquisition, which added $66,149 to domestic orders, as well as higher aftermarket orders, partly offset by lower energy and petrochemical orders and a decrease in defense (U.S. Navy) orders, which are lumpy in nature. Net international orders decreased by $5,564, or 17% in fiscal 2022.

Backlog was $256,536 at March 31, 2022, up 86% compared with $137,567 at March 31, 2021. Backlog is defined by us as the total dollar value of orders received for which revenue has not yet been recognized. All orders in backlog represent orders from our traditional markets in established product lines. Included in backlog at March 31, 2022 was $117,769 from BN. Approximately 40% to 50% of orders currently in our backlog are expected to be converted to sales within one year. At March 31, 2022, approximately 76% of our backlog was attributable to defense (U.S. Navy) projects, 10% for refinery project work, 5% for chemical and petrochemical projects, 4% for space projects and 5% for other industrial applications.

Outlook

Our defense business continues to be strong. With the acquisition of BN, 76% of our $256,536 backlog is in defense. Because much of the defense backlog includes projects with order to shipment timeframes of up to five years, we expect 45% to 50% of our sales in fiscal 2023 to be from the defense market. Defense spending, specifically for the U.S. Navy, is expected to remain steady over the foreseeable future.

Near term opportunities in the global energy and petrochemical markets have slowed significantly due to the combined impact of the COVID-19 pandemic and increasing use by consumers of alternative fuels. However, the recent improvement in our aftermarket and short cycle business in North America is encouraging. As such we believe there is the possibility of a cyclical upturn in the next twelve to eighteen months following several years of reduced capital spending in a low oil price environment, although not as robust as in years past. Strategically, we are implementing efforts to capture more aftermarket opportunity less oriented to capital projects.

Our objective is to leverage our engineering knowhow and depth of application experience to identify more opportunities for our products and technologies in our targeted markets.

Our expectations for sales and profitability assume that we are able to operate our production facilities in Batavia, New York and Arvada, Colorado at or above "normal" (pre-COVID-19 pandemic) capacity throughout fiscal 2023. We project that approximately 40% to 50% of backlog will convert to sales over the next 12 months. We expect the remaining backlog will convert beyond fiscal 2023, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to six years) as well as certain commercial orders, the conversion of which has been extended by our customers.

Sales in fiscal 2023 is expected to be $135,000 to $150,000. We expect gross profit margins to recover to 16% to 17% of sales as the U.S. Navy project cost overruns at our Batavia facility in fiscal 2022 are not expected to reoccur and we expect to begin work on the more profitable Navy projects in the second half of fiscal 2023. We expect SG&A to be 15% to 16% of sales and our effective tax rate to be 21% to 22% for fiscal 2023. Adjusted EBITDA is expected to be $6,500 to $9,500 for fiscal 2023. We have not reconciled non-GAAP forward-looking Adjusted EBITDA to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliation would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable.

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

As of March 31, 2022, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements and the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K, which have been prepared in accordance with GAAP.

Critical accounting policies are defined as those that reflect significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Revenue Recognition. The Company accounts for revenue in accordance with Accounting Standard Codification 606, "Revenue from Contracts with Customers" ("ASC 606").

We recognize revenue on all contracts when control of the product is transferred to the customer. Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606. Revenue from contracts that is recognized upon shipment accounted for approximately 25% of revenue in fiscal 2022. Revenue from contracts that is recognized over time accounted for approximately 75% of revenue in fiscal 2022. We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, or cost incurred to date to management's estimate of the total cost to be incurred on each contract, or an output method based upon completion of operational milestones, depending upon the nature of the contract.

Business Combinations and Intangible Assets. Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Goodwill is recorded when the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired. Definite lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit or the indefinite lived asset may have been reduced below its carrying value.

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

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates, total cost, and establishment of operational milestones which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, accounting for business combinations and intangible assets, and accounting for pensions and other postretirement benefits.

As discussed above under the heading "Critical Accounting Policies", we recognize a majority of our revenue using an over-time recognition method. The key estimate for the over-time recognition model is total labor, total cost and operational milestones to be incurred on each contract and to the extent that these estimates changes, it may significantly impact revenue recognized in each period.

Contingencies, by their nature, relate to uncertainties that require us to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. For more information on these matters, see the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

As discussed above under the heading "Critical Accounting Policies", we allocate the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, and property, plant and equipment. These estimates are based on historical experience and information obtained from the management of the acquired company and are inherently uncertain.

During fiscal 2022, we completed the acquisition of BN for an aggregate purchase price of $72,014. We identified and assigned value to identifiable intangible assets of customer relationships, technology and technical know-how, backlog and trade name, and estimated the useful lives over which these intangible assets would be amortized. The estimates of fair values of these identifiable intangible assets were based upon discounted cash flow models, which include assumptions such as forecasted cash flows, customer attrition rates, discount rates, and royalty rates. The fair value estimates resulted in identifiable intangible assets, in the aggregate, of $32,500. The resulting goodwill, in the aggregate, from this acquisition was $23,523. For more information on these matters, see the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, assumptions are made about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2022 was 3.21% for our defined benefit pension plans and 2.34% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2022 net periodic benefit expense for our defined benefit pension plans and other postretirement benefit plan by approximately $351 and $0.1, respectively.

The expected return on plan assets assumption of 5.5% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2022 net periodic pension expense by approximately $210.

During fiscal 2022 and fiscal 2021, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2022 and fiscal 2021, the projected benefit obligation and plan assets each decreased $1,279 and $1,477, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from market changes) to which we are exposed are foreign currency exchange rates, price risk, and interest rate risk.

The assumptions applied in preparing the following qualitative and quantitative disclosures regarding foreign currency exchange rate, price risk and interest rate risk are based upon volatility ranges experienced by us in relevant historical periods, our current knowledge of the marketplace, and our judgment of the probability of future volatility based upon the historical trends and economic conditions of the markets in which we operate.

Foreign Currency

International consolidated sales for fiscal 2022 were 20% of total sales, down from 46% of sales in fiscal 2021. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In fiscal 2022, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars or Chinese RMB).

We have limited exposure to foreign currency purchases. In fiscal 2022, our purchases in foreign currencies represented 5% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2022 and as of March 31, 2022, we held no forward foreign currency contracts.

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

Interest Rate Risk

In connection with the BN acquisition, we entered into a $20,000 five-year term loan and a five-year revolving credit facility with Bank of America. The term loan and revolving credit facility bear interest rates that are tied to BSBY, plus 1.50%, subject to a 0.00% floor. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of March 31, 2022, we had $18,500 outstanding on our term loan, $0 outstanding on our revolving credit facility and no interest rate derivatives outstanding. See ''Debt'' in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $18,500 of variable rate debt outstanding at March 31, 2022 would have an impact of approximately $185 on our interest expense for fiscal 2022.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2022 and 2021; the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2022 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Over time – Input Method – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company recognizes a majority of its revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time, the Company primarily utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total direct labor hours to be incurred at completion on each contract or an input method based upon a ratio of direct costs incurred to date to management’s estimate of total costs to be incurred at the completion of each contract. Revenue from contracts that is recognized over time accounted for approximately 75% of revenue in fiscal 2022.

We identified revenue associated with in-process contracts recognized over time utilizing an input method as a critical audit matter because of the judgments necessary for management to estimate total direct labor hours or costs, at completion. An extensive audit effort and a high degree of auditor judgment was required when performing audit procedures to audit management’s estimates of total direct labor hours or total costs at completion, used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of total direct labor hours or total costs, at completion, included the following, among others:

•
We tested the mathematical accuracy of management’s calculation of revenue recognized over time.
•
For a selection of in-process contracts with customers that were recognized over time utilizing an input method, we performed the following procedures, among others:
•
Evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.
•
Evaluated the reasonableness and consistency of the methodology used by management to estimate total direct labor hours or total costs at completion for each contract and tested the mathematical accuracy of such estimate.
•
Evaluated the direct labor hours or costs estimate by obtaining original estimates and any change orders, testing direct labor hours or costs completed to date, observing the work sites and inspecting the progress to completion as of fiscal year end, and performing corroborating inquiries with the Company’s project managers and engineers regarding the estimates of total direct labor hours or total costs at completion.
•
We evaluated management’s ability to estimate total direct labor hours or total costs at completion accurately by comparing actual direct labor hours or costs incurred to management’s historical estimates for a selection of similar contracts that were completed in fiscal year 2022.

Acquisition — Refer to Note 2 to the financial statements

Critical Audit Matter Description

On June 1, 2021, the Company completed its acquisition of Barber-Nichols, LLC ("BN"). This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The fair value of acquisition-related intangible assets includes customer relationships of $11.8 million, technology and technical know-how of $10.1 million, backlog and trade name of $3.9 and $6.7 million respectively. Backlog and trade name are included in the line item "Other intangible assets, net" in the Consolidated Balance Sheet. The valuation of customer relationships was determined using an income approach, specifically the multi-period excess earnings method, which incorporates assumptions regarding retention rate, revenue growth and customer related costs. The valuation of technology and technical know-how, and trade name were determined using a relief-from-royalty method, which incorporates a market-based royalty rate used to reflect the after-tax royalty savings attributable to owning the intangible asset. The fair value of backlog was determined using a net realizable value methodology, and was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog.

We identified the valuation of the intangible assets acquired as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets. Performing audit procedures to evaluate the reasonableness of forecasted sales growth rates, cash flows, market-based royalty rates, contributory asset charge (“CAC”), and estimated discount rates, required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the market-based royalty rates, CAC, and estimated discount rates for the acquired BN intangible assets included the following, among others:

•
We assessed the reasonableness of management’s forecasted sales growth rates and cash flows by comparing the forecasts to historical results of BN, industry publications, and external data.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the relief-from-royalty and multi-period excess earnings valuation methodologies, and the market-based royalty rates, CAC and estimated discount rates by:

•
Evaluating whether the valuation methodologies are appropriate in the circumstances and in accordance with generally accepted valuation principles.
•
Comparing the source information underlying the determination of the estimated discount rates to external data and testing the mathematical accuracy of the calculation.
•
Developing a range of independent estimates for the discount rates and comparing those to the estimated discount rates selected by management.
•
Comparing the selected market-based royalty rate to comparable licensing agreements.
•
Evaluating the methodology and appropriateness of the inputs to the CAC based on the other inputs to the model.
•
Comparing the estimated weighted average return on assets, internal rate of return, and the discount rates used in the valuation models and evaluating whether they were consistent with each other.
•
Evaluating whether the forecasted sales growth rates and cash flows were consistent with evidence obtained in other areas of the audit, including a retrospective review of actual post-acquisition financial results.

/s/DELOITTE & TOUCHE LLP

Rochester, New York

June 9, 2022

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2022	2021	2020
	(Amounts in thousands, except per share data)
Net sales	$122,814	$97,489	$90,604
Cost of products sold	113,685	77,020	72,456
Gross profit	9,129	20,469	18,148
Other expenses and income:
Selling, general and administrative	20,386	17,471	16,879
Selling, general and administrative - amortization	913	—	—
Other operating (income) expense, net	(827)		617
Operating (loss) income	(11,343)	2,998	652
Other income	(527)	(113)	(348)
Interest income	(50)	(167)	(1,324)
Interest expense	450	11	12
Total other expenses and income	(127)	(269)	(1,660)
(Loss) income before (benefit) provision for income taxes	(11,216)	3,267	2,312
(Benefit) provision for income taxes	(2,443)	893	440
Net (loss) income	$(8,773)	$2,374	$1,872
Per share data:
Basic:
Net (loss) income	$(0.83)	$0.24	$0.19
Diluted:
Net (loss) income	$(0.83)	$0.24	$0.19
Average common shares outstanding:
Basic	10,541	9,959	9,876
Diluted	10,541	9,959	9,879
Dividends declared per share	$0.33	$0.44	$0.43

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31,
	2022	2021	2020
	(Amounts in thousands)
Net (loss) income	$(8,773)	$2,374	$1,872
Other comprehensive income (loss):
Foreign currency translation adjustment	198	385	(198)
Defined benefit pension and other postretirement plans, net of income tax benefit of $209, $509, and $(153), for the years ended March 31, 2022, 2021 and 2020, respectively	728	1,774	(525)
Total other comprehensive income (loss)	926	2,159	(723)
Total comprehensive (loss) income	$(7,847)	$4,533	$1,149

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	2021
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$14,741	$59,532
Investments	—	5,500
Trade accounts receivable, net of allowances ($87 and $29 at March 31, 2022 and 2021, respectively)	27,645	17,378
Unbilled revenue	25,570	19,994
Inventories	17,414	17,332
Prepaid expenses and other current assets	1,391	512
Income taxes receivable	459	—
Total current assets	87,220	120,248
Property, plant and equipment, net	24,884	17,618
Prepaid pension asset	7,058	6,216
Operating lease assets	8,394	95
Goodwill	23,523	—
Customer relationships	11,308	—
Technology and technical know-how	9,679	—
Other intangible assets, net	8,990	—
Deferred income tax asset	2,441	—
Other assets	194	103
Total assets	$183,691	$144,280
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,000	$21
Current portion of finance lease obligations	23	—
Accounts payable	16,662	17,972
Accrued compensation	7,991	6,106
Accrued expenses and other current liabilities	6,047	4,628
Customer deposits	25,644	14,059
Operating lease liabilities	1,057	46
Income taxes payable	—	741
Total current liabilities	59,424	43,573
Long-term debt	16,378	—
Finance lease obligations	11	34
Operating lease liabilities	7,460	37
Deferred income tax liability	62	635
Accrued pension and postretirement benefit liabilities	1,666	2,072
Other long-term liabilities	2,196	—
Total liabilities	87,197	46,351
Commitments and contingencies (Notes 7 and 16)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,801 and 10,748 shares issued and 10,636 and 9,959 shares outstanding at March 31, 2022 and 2021, respectively	1,080	1,075
Capital in excess of par value	27,770	27,272
Retained earnings	77,076	89,372
Accumulated other comprehensive loss	(6,471)	(7,397)
Treasury stock (164 and 790 shares at March 31, 2022 and 2021, respectively)	(2,961)	(12,393)
Total stockholders’ equity	96,494	97,929
Total liabilities and stockholders’ equity	$183,691	$144,280

`

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2022	2021	2020
	(Dollar amounts in thousands)
Operating activities:
Net (loss) income	$(8,773)	$2,374	$1,872
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation	3,077	1,945	1,957
Amortization	2,522	—	11
Amortization of unrecognized prior service cost and actuarial losses	996	1,066	997
Goodwill and other impairments	—	184	—
Equity-based compensation expense	809	864	975
Loss (gain) on disposal or sale of property, plant and equipment	23	2	(1)
Change in fair value of contingent consideration	(1,900)	—	—
Loss on sale of Energy Steel & Supply Co.	—	—	181
Deferred income taxes	(3,233)	(561)	(287)
(Increase) decrease in operating assets:
Accounts receivable	(2,055)	(1,791)	2,044
Unbilled revenue	1,550	(5,298)	(7,070)
Inventories	3,483	5,185	2,279
Income taxes receivable	(1,208)	1,215	588
Prepaid expenses and other current and non-current assets	(340)	416	358
Operating lease assets	1,059	155	214
Prepaid pension asset	(1,207)	(841)	(871)
Increase (decrease) in operating liabilities:
Accounts payable	(3,238)	3,556	1,826
Accrued compensation, accrued expenses and other current and non-current liabilities	1,164	3,101	(52)
Customer deposits	5,523	(13,206)	(3,683)
Operating lease liabilities	(962)	(158)	(140)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	491	70	41
Net cash (used) provided by operating activities	(2,219)	(1,722)	1,239
Investing activities:
Purchase of property, plant and equipment	(2,324)	(2,158)	(2,417)
Proceeds from disposal of property, plant and equipment	—	7	12
Proceeds from the sale of Energy Steel & Supply Co.	—	—	602
Purchase of investments	—	(42,603)	(181,462)
Redemption of investments at maturity	5,500	77,151	204,146
Acquisition of Barber-Nichols, LLC	(60,282)	—	—
Net cash (used) provided by investing activities	(57,106)	32,397	20,881
Financing activities:
Principal repayments on debt	(39,750)	(4,599)	—
Proceeds from the issuance of debt	58,250	4,599	—
Principal repayments on finance lease obligations	(21)	(40)	(51)
Repayments on lease financing obligations	(225)	—	—
Payment of debt issuance costs	(271)	—	—
Issuance of common stock	—	—	24
Dividends paid	(3,523)	(4,391)	(4,250)
Purchase of treasury stock	(41)	(23)	(230)
Net cash provided (used) by financing activities	14,419	(4,454)	(4,507)
Effect of exchange rate changes on cash	115	356	(231)
Net (decrease) increase in cash and cash equivalents, including cash classified within current assets held for sale	(44,791)	26,577	17,382
Net decrease in cash classified within current assets held for sale	—	—	552
Net (decrease) increase in cash and cash equivalents	(44,791)	26,577	17,934
Cash and cash equivalents at beginning of year	59,532	32,955	15,021
Cash and cash equivalents at end of year	$14,741	$59,532	$32,955
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2022, 2021 and 2020

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2019	10,650	$1,065	$25,277	$93,847	$(8,833)	$(12,390)	$98,966
Cumulative effect of change in accounting principle				(80)			(80)
Comprehensive income				1,872	(723)		1,149
Issuance of shares	84	8	16				24
Forfeiture of shares	(45)	(4)	4				—
Dividends				(4,250)			(4,250)
Recognition of equity-based compensation expense			975				975
Purchase of treasury stock						(230)	(230)
Issuance of treasury stock			89			81	170
Balance at March 31, 2020	10,689	1,069	26,361	91,389	(9,556)	(12,539)	96,724
Comprehensive income				2,374	2,159		4,533
Issuance of shares	113	11	(11)				—
Forfeiture of shares	(54)	(5)	5				—
Dividends				(4,391)			(4,391)
Recognition of equity-based compensation expense			864				864
Purchase of treasury stock						(23)	(23)
Issuance of treasury stock			53			169	222
Balance at March 31, 2021	10,748	1,075	27,272	89,372	(7,397)	(12,393)	97,929
Comprehensive income				(8,773)	926		(7,847)
Issuance of shares	164	16	(16)				—
Forfeiture of shares	(111)	(11)	11				—
Dividends				(3,523)			(3,523)
Recognition of equity-based compensation expense			809				809
Purchase of treasury stock						(41)	(41)
Issuance of treasury stock			(306)			9,473	9,167
Balance at March 31, 2022	10,801	$1,080	$27,770	$77,076	$(6,471)	$(2,961)	$96,494

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2022, 2021 and 2020

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. The Company acquired Barber-Nichols, LLC, ("BN") in June 2021. During the fiscal year ended March 31, 2020 the Company sold its wholly-owned subsidiary, Energy Steel & Supply Co. ("Energy Steel"). The accompanying Consolidated Financial Statements include BN at March 31, 2022 and for the period June 1, 2021 through March 31, 2022 and the results of operations of Energy Steel for the period April 1, 2019 through June 23, 2019. The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2022, 2021 and 2020 are referred to as "fiscal 2022," "fiscal 2021" and "fiscal 2020," respectively.

Going Concern - The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the third quarter of fiscal 2022, conditions existed that raised substantial doubt about the Company’s ability to continue as a going concern as the Company anticipated that it would not meet the financial covenants of its credit agreement with Bank of America, N.A. ("Bank of America"), which would be an event of default. As disclosed in Note 8, the Company entered into amendments to its credit agreement with Bank of America on March 31, 2022 and June 7, 2022 related to financial covenant compliance occurring during the first, second, and third quarters of fiscal 2023. As a result, substantial doubt about the Company's ability to continue as a going concern no longer exists.

Principles of consolidation and use of estimates in the preparation of consolidated financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BN, located in Arvada, Colorado, Energy Steel, located in Lapeer, Michigan, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China, and Graham India Private Limited, located in India. In fiscal 2020, the consolidated financial statements also included Energy Steel, located in Lapeer, Michigan for the period April 1, 2019 through June 23, 2019. All intercompany balances, transactions and profits are eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

Translation of foreign currencies

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company's sales and purchases in foreign currencies are minimal. Therefore, foreign currency transaction gains and losses are not significant. Gains and losses resulting from translation of the foreign subsidiaries balance sheets are included in a separate component of stockholders' equity. Translation adjustments are not adjusted for income taxes since they relate to an investment, which is permanent in nature.

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

Property, plant, equipment, depreciation and amortization

Property, plant and equipment are stated at cost net of accumulated depreciation and amortization. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided based upon the estimated useful lives, or lease term if shorter, under the straight-line method. Estimated useful lives range from approximately three to eight years for office equipment, eight to 25 years for manufacturing equipment, eight years for land improvements, leasehold improvements are depreciated over the remaining term of the lease and 40 years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.

Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than its carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to is carrying amount, including goodwill.

Intangible Assets

Acquired intangible assets other than goodwill consist of backlog, customer relationships, technology and technical know-how and tradenames. Backlog and trade name are included in the line item "Other intangible assets, net" in the Consolidated Balance Sheet. The Company amortizes technology and technical know-how and customer relationships in selling, general and administrative expense on a straight line basis over each of their estimated useful lives of twenty years. Backlog is amortized in cost of products sold over the projected conversion period of four years which is based on management estimates at time of purchase. All other intangibles have indefinite lives and are not amortized.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $3,845, $3,367 and $3,353 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below:

	Year ended March 31,
	2022	2021	2020
Basic (loss) income per share:
Numerator:
Net (loss) income	$(8,773)	$2,374	$1,872
Denominator:
Weighted average common shares outstanding	10,541	9,959	9,876
Basic (loss) income per share	$(0.83)	$0.24	$0.19

Diluted (loss) income per share:
Numerator:
Net (loss) income	$(8,773)	$2,374	$1,872
Denominator:
Weighted average common shares outstanding	10,541	9,959	9,876
Stock options outstanding	—	—	3
Weighted average common and potential common shares outstanding	10,541	9,959	9,879
Diluted (loss) income per share	$(0.83)	$0.24	$0.19

None of the options to purchase shares of common stock which totaled 33 shares and 37 shares in fiscal 2022 and fiscal 2021, respectively, were included in the computation of diluted loss per share as the affect would be anti-dilutive given their exercise price as they would not be dilutive upon issuance or due to the net losses in the fiscal year.

Cash flow statement

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest paid was $417 in fiscal 2022 and $11 in fiscal 2021 and $12 in fiscal 2020. In addition, income taxes paid were $2,012 in fiscal 2022, $200 in fiscal 2021 and $139 in fiscal 2020.

In fiscal 2022, fiscal 2021 and fiscal 2020, non-cash activities included pension and other postretirement benefit income (loss) adjustments, net of income tax, of $728, $1,774 and $(525), respectively. Also, in fiscal 2022, fiscal 2021 and fiscal 2020, non-cash activities included the issuance of treasury stock valued at $204, $222 and $170, respectively, to the Company's Employee Stock Purchase Plan (See Note 12).

At March 31, 2022, 2021 and 2020, there were $177, $173 and $162, respectively, of capital purchases that were recorded in accounts payable and not included in the caption "Purchase of property, plant and equipment" in the Consolidated Statements of Cash Flows. In fiscal 2022, fiscal 2021 and fiscal 2020, there were no capital expenditures financed through the issuance of capital leases.

The cash utilized for the acquisition of BN of $60,282, included the cash consideration of $61,150, net of cash acquired of $868. Non-cash activities included the issuance of 610 treasury shares valued at $8,964, included as part of the consideration for the acquisition.

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

Note 2 - Acquisition

On June 1, 2021, the Company acquired BN, a designer and manufacturer of turbomachinery products located in Arvada, Colorado that serves the defense and aerospace industry as well as the energy and cryogenic markets. The Company believes this acquisition furthers its growth strategy through market and product diversification, broadens its offerings and strengthens its presence in the defense industry, builds on its presence in the energy markets and adds capabilities in the space industry.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company's common stock, representing a value of $8,964 at a price of $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds (see Note 8). The purchase agreement included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, in which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. Subsequent to the acquisition, the earn-out agreement was terminated and the contingent liability was reversed into Other operating income, net, on the Company's Consolidated Statement of Operations. Prior to the acquisition, BN and Ascent Properties Group, LLC, a related party, entered into a nine year operating lease agreement for an office and manufacturing building in Arvada, Colorado. This lease was acquired as part of the Company's acquisition of BN and has a monthly payment in the amount of $40 with a 3% yearly escalation. Also prior to the acquisition, BN and Ascent Properties Group, LLC entered into a seven-year equipment lease agreement to lease various machinery and equipment. This equipment lease was also acquired as part of the Company's acquisition of BN and has a monthly payment of $16. Acquisition related costs of $554 were expensed in fiscal 2022, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

The cost of the acquisition was preliminarily allocated to the assets acquired and the liabilities assumed based upon its estimated fair value at the date of the acquisition and the amount exceeding the fair value of $22,293 was recorded as goodwill, which is deductible for tax purposes. The following table presents the impact of the final adjustments on individual line items in the Company's Consolidated Balance Sheet at March 31, 2022:

	Before Adjustment of Final Allocation of Purchase Price		After Adjustment of Final Allocation of Purchase Price
	June 1,		March 31,
	2021	Adjustments	2022
Assets acquired:
Cash and cash equivalents	$1,587	$(719)	$868
Trade accounts receivable, net of allowances	8,154	(80)	8,074
Unbilled revenue	7,068		7,068
Inventories	3,669	(120)	3,549
Prepaid expenses and other current assets	409	67	476
Property, plant & equipment, net	8,037		8,037
Operating lease asset	9,026		9,026
Goodwill	22,923	600	23,523
Customer relationships	11,800		11,800
Technology and technical know- how	10,100		10,100
Other intangibles, net	11,200	(600)	10,600
Total assets acquired	93,973	(852)	93,121
Liabilities assumed:
Accounts payable	2,736	(894)	1,842
Accrued compensation	1,341		1,341
Accrued expenses and other current liabilities	665	42	707
Customer deposits	6,048		6,048
Operating lease liabilities	9,066		9,066
Other long-term liabilities	2,103		2,103
Total liabilities assumed	21,959	(852)	21,107
Purchase price	$72,014	$—	$72,014

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, backlog and trade name. Backlog and trade name are included in the line item "Other intangible assets, net" in the Consolidated Balance Sheet. Customer relationships were valued using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. Trade name and technology and technical know-how were both valued using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset. The fair value of backlog was determined using a net realizable value methodology, and was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog.

The purchase price was allocated to specific intangible assets as follows:

	Fair Value Assigned	Weighted Average Amortization Period
At December 31, 2021
Intangibles subject to amortization:
Customer relationships	$11,800	20 years
Technology and technical know-how	10,100	20 years
Backlog	3,900	4 years
	$25,800
Intangibles not subject to amortization:
Tradename	6,700	Indefinite
	$6,700

Technology and technical know-how and customer relationships are amortized in Selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in Cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible amortization was $2,522 for fiscal 2022. The estimated annual amortization expense is as follows:

Annual Amortization
2023	$2,476
2024	1,782
2025	1,318
2026	1,095
2027	1,095
2028 and thereafter	15,511
Total intangible amortization	$23,277

The Consolidated Statement of Operations for fiscal 2022 includes net sales of BN of $47,865. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the BN acquisition had occurred at the beginning of each of the fiscal periods presented:

	For the Year Ended
	March 31,
	2022	2021
Net sales	$134,627	$155,409
Net (loss) income	(7,196)	5,067
(Loss) earnings per share
Basic	$(0.68)	$0.48
Diluted	$(0.68)	$0.48

The unaudited pro forma information presents the combined operating results of Graham Corporation and BN, with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of depreciation of fixed assets based on the purchase price allocation, the adjustment to interest income reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at the Company's weighted average interest income rate, interest expense and loan origination fees at the Company's current interest rate, amortization expense related to the fair value adjustments for intangible assets, non-recurring acquisition-related costs and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate.

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

The following tables present the Company's net sales disaggregated by product line and geographic area:

	Year ended March 31,
Product Line	2022	2021	2020
Heat transfer equipment	$31,947	$41,133	$31,986
Vacuum equipment	20,491	36,792	33,354
Fluid systems	22,657	—	—
Power systems	25,208	—	—
All other	22,511	19,564	25,264
Net sales	$122,814	$97,489	$90,604

	Year ended March 31,
Geographic Area	2022	2021	2020
Asia	$13,687	$25,614	$5,517
Canada	3,583	6,538	8,907
Middle East	2,489	4,843	13,112
South America	1,972	6,202	3,783
U.S.	97,718	52,724	58,042
All other	3,365	1,568	1,243
Net sales	$122,814	$97,489	$90,604

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer, however, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606. Revenue from contracts that is recognized upon shipment accounted for approximately 25%, 40% and 30% of revenue in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Revenue from contracts that is recognized over time accounted for approximately 75%, 60% and 70% of revenue in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. In fiscal 2021, revenue recognized over time as a percentage of total revenue was lower as compared with the prior year due to limited production on large contracts during the first quarter of fiscal 2021 as a result of the COVID-19 pandemic, as well as the completion of two large projects in China which did not meet the criteria for recognizing revenue over time. The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract or a ratio of costs incurred to date to management's estimate of the total costs to be incurred on each contract or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management.

The timing of revenue recognition, invoicing and cash collections affect trade accounts receivable, unbilled revenue (contract assets) and customer deposits (contract liabilities) on the Consolidated Balance Sheets. Unbilled revenue represents revenue on contracts that is recognized over time and exceeds the amount that has been billed to the customer. Unbilled revenue is separately presented in the Consolidated Balance Sheets. The Company may receive a progress payment from a customer, which is recorded as a customer deposit or have an unconditional right to receive a customer deposit prior to revenue being recognized. Because the performance obligations related to such customer deposits may not have been satisfied, a contract liability is recorded and an offsetting asset of equal amount is recorded as a trade accounts receivable until the deposit is collected. Customer deposits are separately presented in the Consolidated Balance Sheets. Customer deposits are not considered a significant financing component as they are generally received less than one year before the product is completed or used to procure specific material on a contract, as well as related overhead costs incurred during design and construction.

Net contract assets (liabilities) consisted of the following:

	March 31,	March 31,
	2022	2021	Change
Unbilled revenue	$25,570	$19,994	$5,576
Customer deposits	(25,644)	(14,059)	(11,585)
Net (over) under billings	$(74)	$5,935	$(6,009)

Contract liabilities at March 31, 2022 and 2021 include $4,216 and $1,603, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Consolidated Balance Sheets, includes corresponding balances at March 31, 2022 and 2021, respectively. Revenue recognized in fiscal 2022 that was included in the contract liability balance at March 31, 2021 and included in the contract liability balance acquired on June 1, 2021 of $6,048, was $18,263. Changes in the net contract liability balance during fiscal 2022 were impacted by a $5,576 increase in contract assets, of which $58,660 was due to contract progress and the acquisition of BN's contract assets of $7,068 offset by invoicing to customers of $60,152. In addition, contract liabilities increased $11,585 driven by new customer deposits of $23,800 offset by revenue recognized in fiscal 2022 that was included in the contract liability balance at March 31, 2021, and the acquisition of BN's contract liabilities of $6,048.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $3,182 and $3,747 at March 31, 2022 and 2021, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions. Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized. Capitalized costs, net of amortization, to obtain a contract were $32 and $39 at March 31, 2022 and 2021, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Consolidated Balance Sheets. The related amortization expense was $166, $600 and $169 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of March 31, 2022, the Company had remaining unsatisfied performance obligations of $256,536. The Company expects to recognize revenue on approximately 40% to 50% of the remaining performance obligations within one year, 20% to 30% in one to two years and the remaining beyond two years.

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2022	2021
Raw materials and supplies	$4,145	$3,490
Work in process	11,631	12,196
Finished products	1,638	1,646
	$17,414	$17,332

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2022	2021
Land and land improvements	$450	$365
Buildings and leasehold improvements	22,820	21,095
Machinery and equipment	39,905	31,619
Construction in progress	228	8
	63,403	53,087
Less – accumulated depreciation and amortization	38,519	35,469
	$24,884	$17,618

Depreciation expense in fiscal 2022, fiscal 2021 and fiscal 2020 was $3,077, $1,945, and $1,957, respectively.

Note 6 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2022	2021
Balance at beginning of year	$626	$359
BN warranty accrual acquired	169	—
Expense for product warranties	386	344
Product warranty claims paid	(740)	(77)
Balance at end of year	$441	$626

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Note 7 - Leases:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of March 31, 2022, the Company did not have any material leases that have been signed but not commenced.

Right-of-use ("ROU") lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. Finance lease ROU assets and operating lease ROU assets are included in the line items "Property, plant and equipment, net" and "Operating lease assets", respectively, in the Consolidated Balance Sheets. The current portion and non-current portion of finance and operating lease liabilities are all presented separately in the Consolidated Balance Sheets.

The discount rate implicit within the Company's leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	March 31,
	2022	2021
Finance Leases
Weighted-average remaining lease term in years	1.42	2.41
Weighted-average discount rate	10.67%	10.71%

Operating Leases
Weighted-average remaining lease term in years	7.54	1.84
Weighted-average discount rate	3.27%	5.49%

The components of lease expense are as follows:

	Year Ended March 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$20	$22
Interest on lease liabilities	5	8
Operating lease cost	1,309	165
Short-term lease cost	33	11
Total lease cost	$1,367	$206

Operating lease costs during fiscal 2022 and fiscal 2021 were included within cost of sales and selling, general and administrative expenses.

As of March 31, 2022, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
2023	$1,315	$26
2024	1,170	11
2025	1,161	—
2026	1,169	—
2027 and thereafter	4,856	—
Total lease payments	9,671	37

Less – amount representing interest	1,154	3
Present value of net minimum lease payments	$8,517	$34

ROU assets obtained in exchange for new operating lease liabilities were $328 and $0 in fiscal 2022 and fiscal 2021, respectively.

Note 8 - Debt:

On June 1, 2021, the Company entered into a $20,000 five-year term loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

Long term debt is comprised of the following:

	March 31,
	2022	2021
Bank of America term loan	$18,500	$—
Less: unamortized debt issuance costs	(122)	—
	18,378	—
Less: current portion	2,000	—
Total	$16,378	$—

As of March 31, 2022, future minimum payments required were as follows:

2023	$2,000
2024	2,000
2025	2,000
2026	12,500
2027	—
2028 and thereafter	—
Total	$18,500

On June 1, 2021, the Company terminated its revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a five-year revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option and the bank's approval at any time up to $40,000. As of March 31, 2022 and 2021, there was no amount outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of March 31, 2022, the BSBY rate was 0.130830%. Outstanding letters of credit under this agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. As of March 31, 2022, there was $4,750 letters of credit outstanding with Bank of America.

Under the original Bank of America term loan agreement and revolving credit facility, the Company covenanted to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, with an allowable increase to 3.25 to 1.0 following an acquisition for a period of twelve months following the closing of the acquisition. In addition, the Company covenanted to maintain a minimum fixed charge coverage ratio, as defined in such agreements, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit. At December 31, 2021, the Company was out of compliance with its bank agreement covenants and was granted a waiver for noncompliance by Bank of America. As part of the waiver, the principal balance outstanding on the line of credit with Bank of America may not exceed $15,000 from the date of the waiver until March 31, 2022. At March 31, 2022, the amount available under the revolving credit facility was $10,250.

On March 31, 2022 and June 7, 2022, the Company entered into amendment agreements with Bank of America. Under the amended agreements, the Company is not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to the Company for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2022 and at all times thereafter, all of the Company's deposit accounts, except certain foreign subsidiary accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. The Company covenants to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date.

In connection with the waiver and amendments discussed above, the Company is required to pay a back-end fee of $725 to Bank of America payable upon the earliest to occur of (i) any default or event of default, (ii) the last date of availability under the revolving credit facility, and (iii) repayment in full of all principal, interest, fees and other obligations, which may be waived or cancelled if certain criteria are met.

On June 1, 2021, the Company entered into an agreement to amend its letter of credit facility agreement with HSBC Bank USA, N.A. and decreased the Company's line of credit from $15,000 to $7,500. Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank's prime rate. The Company's obligations under the agreement are secured by cash held with the bank. As of March 31, 2022, there was $7,309 letters of credit outstanding with HSBC and availability under the letter of credit facility was $191. The agreement is subject to an annual renewal by the bank on July 31 of each year.

As of March 31, 2022, the Company had letters of credit outstanding of $174 remaining on its former revolving credit facility with JPMorgan Chase Bank, N.A.

Letters of credit outstanding as of March 31, 2022 and 2021 were $12,233 and $11,567, respectively.

Note 9 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, and trade accounts receivable. The Company places its cash, cash equivalents, and investments with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2022 and 2021, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2022 and 2021, the Company was contingently liable on outstanding standby letters of credit aggregating $12,233 and $11,567, respectively.

Fair Value of Financial Instruments

The estimates of the fair value of financial instruments are summarized as follows:

Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.

Investments: The fair value of investments at March 31, 2021 approximated the carrying value and are considered Level 2 assets in the fair value hierarchy.

Short-term and long-term debt: The carrying values of credit facilities with variable rates of interest approximates fair values and is considered a Level 2 liability in the fair value hierarchy.

Note 10 – Income Taxes:

An analysis of the components of (loss) income before (benefit) provision for income taxes is presented below:

	Year ended March 31,
	2022	2021	2020
United States	$(11,954)	$(602)	$2,405
Asia	738	3,869	(93)
	$(11,216)	$3,267	$2,312

The (benefit) provision for income taxes consists of:

	Year ended March 31,
	2022	2021	2020
Current:
Federal	$(31)	$924	$547
State	72	62	176
Foreign	749	468	4
	790	1,454	727
Deferred:
Federal	(2,648)	(960)	(694)
State	(155)	(116)	8
Foreign	(423)	508	(12)
Changes in valuation allowance	(7)	7	411
	(3,233)	(561)	(287)
Total (benefit) provision for income taxes	$(2,443)	$893	$440

The reconciliation of the (benefit) provision calculated using the U.S. federal tax rate with the (benefit) provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2022	2021	2020
Provision (benefit) for income taxes at federal rate	$(2,355)	$686	$486
State taxes	(96)	(35)	120
Charges not deductible for income tax purposes	147	158	55
Research and development tax credits	(295)	(172)	(211)
Valuation allowance	(7)	7	411
Difference in federal rate	31	156	(1)
Foreign withholding tax	138	—	—
Foreign tax credit	—	(84)	—
Foreign-derived intangible income deduction	(2)	(81)	(95)
Global intangible low-taxed income	—	405	(1)
Net operating loss carryback	—	(146)	—
Capital loss from sale of Energy Steel	—	—	(325)
Other	(4)	(1)	1
Provision for income taxes	$(2,443)	$893	$440

The net deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company's net deferred income tax asset (liability) follows:

	March 31,
	2022	2021
Depreciation	$(3,345)	$(1,772)
Accrued compensation	362	147
Goodwill	180	—
Prepaid pension asset	(1,557)	(1,386)
Accrued pension liability	291	347
Accrued postretirement benefits	105	131
Compensated absences	515	435
Inventories	899	462
Warranty liability	99	140
Accrued expenses	1,230	585
Equity-based compensation	240	337
Operating lease assets	(1,954)	(22)
Operating lease liabilities	1,990	23
Acquisition costs	152	—
Intangible assets	158	—
New York State investment tax credit	1,108	1,115
Research and development tax credit	240	—
Net operating loss carryforwards	2,748	—
Capital loss related to sale of Energy Steel	4,211	4,211
Other	26	(62)
	7,698	4,691
Less: Valuation allowance	(5,319)	(5,326)
Total	$2,379	$(635)

Deferred income taxes include the impact of state investment tax credits of $314, which expire from 2023 to 2036 and state investment tax credits of $794, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2022 and 2021 related to certain state investment tax credits and the capital loss related to Energy Steel would not be realized, and recorded a valuation allowance of $5,319 and $5,326, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for tax years 2018 through 2021 and examination in state tax jurisdictions for tax years 2017 through 2021. The Company is subject to examination in the People's Republic of China for tax years 2018 through 2021 and in India for tax years 2018 through 2021. The liability for unrecognized tax benefits was $0 at each of March 31, 2022 and 2021.

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

Note 11 – Employee Benefit Plans:

Retirement Plans

The Company has a qualified defined benefit plan covering Batavia based employees hired prior to January 1, 2003, which is non-contributory. Benefits are based on the employee's years of service and average earnings for the five highest consecutive calendar years of compensation in the ten-year period preceding retirement. The Company's funding policy for the plan is to contribute the amount required by the Employee Retirement Income Security Act of 1974, as amended.

The components of pension (benefit) cost are:

	Year ended March 31,
	2022	2021	2020
Service cost during the period	$373	$461	$496
Interest cost on projected benefit obligation	1,147	1,211	1,290
Expected return on assets	(2,727)	(2,513)	(2,657)
Amortization of:
Actuarial loss	669	1,039	969
Net pension cost (benefit)	$(538)	$198	$98

The components of net pension (benefit) cost other than the service cost component are included in “Other income” in the Consolidated Statements of Operations.

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2022	2021	2020
Discount rate	3.21%	3.44%	3.83%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	6.50%	6.50%	7.00%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2023.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2022	2021
Change in the benefit obligation
Projected benefit obligation at beginning of year	$36,320	$35,783
Service cost	373	461
Interest cost	1,147	1,211
Actuarial (gain) loss	(2,486)	1,284
Benefit payments	(1,084)	(942)
Liability released through annuity purchase	(1,279)	(1,477)
Projected benefit obligation at end of year	$32,991	$36,320

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$42,536	$39,243
Actual return on plan assets	(124)	5,712
Benefit and administrative expense payments	(1,084)	(942)
Annuities purchased	(1,279)	(1,477)
Fair value of plan assets at end of year	$40,049	$42,536

Funded status
Funded status at end of year	$7,058	$6,216
Amount recognized in the Consolidated Balance Sheets	$7,058	$6,216

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2022	2021
Discount rate	3.66%	3.21%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2022 and fiscal 2021, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2022 and fiscal 2021, the projected benefit obligation and plan assets decreased $1,279 and $1,477, respectively. The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2022 and 2021 was $29,943 and $32,861, respectively. At March 31, 2022 and 2021, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2022	2021
Net actuarial loss	$6,753	$6,990

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2022	2021
Net actuarial loss (gain) arising during the year	$284	$(1,488)
Amortization of actuarial loss	(521)	(807)
	$(237)	$(2,295)

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2023	$1,203
2024	1,191
2025	1,148
2026	1,176
2027	1,266
2028-2032	7,947
Total	$13,931

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2022	2021
Equity securities	20%	21%	33%
Debt securities	80%	79%	67%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2022 and 2021, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$98	$98	$—	$—

Equity securities:
U.S. companies	5,861	5,861	—	—
International companies	2,462	2,462	—	—

Fixed income:
Corporate bond funds
Long-term	31,628	31,628	—	—
	$40,049	$40,049	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$79	$79	$—	$—

Equity securities:
U.S. companies	11,202	11,202	—	—
International companies	2,700	2,700	—	—

Fixed income:
Corporate bond funds
Long-term	28,555	28,555	—	—
	$42,536	$42,536	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company contribution to the defined contribution plan for these employees in fiscal 2022, fiscal 2021 and fiscal 2020 was $710, $430 and $406, respectively.

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2022, fiscal 2021, and fiscal 2020 related to this plan was $346, $105 and $85, respectively. The weighted average discount rate used to determine pension expense for this plan was 3.21%, 3.44% and 3.83% for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The weighted average rate of increase in compensation levels used to develop pension expense for this plan was 3% in each of fiscal 2022, fiscal 2021 and fiscal 2020. At March 31, 2022 and 2021, the projected benefit obligation was $1,320 and $1,557, respectively, and is included in the caption "Accrued Pension and Postretirement Benefit Liabilities" in the Consolidated Balance Sheets. The amounts recognized in accumulated other comprehensive loss, net of income tax, consist of a net actuarial loss of $123 and $544 at March 31, 2022 and 2021, respectively.

The Company has a domestic defined contribution plan (401(k)) covering substantially all employees. The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $1,365 in fiscal 2022, $863 in fiscal 2021 and $1,000 in fiscal 2020.

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

The components of postretirement benefit expense are:

	Year ended March 31,
	2022	2021	2020
Interest cost on accumulated benefit obligation	$13	$18	$22
Amortization of actuarial loss	25	27	28
Net postretirement benefit expense	$38	$45	$50

Net postretirement benefit expense is included in “Other income” in the Consolidated Statements of Operations.

The weighted average discount rates used to develop the net postretirement benefit cost were 2.34%, 3.01% and 3.37% in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2022	2021
Change in the benefit obligation
Projected benefit obligation at beginning of year	$587	$634
Interest cost	13	18
Actuarial loss (gain)	(66)	(3)
Benefit payments	(56)	(62)
Projected benefit obligation at end of year	$478	$587

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	56	62
Benefit payments	(56)	(62)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(478)	$(587)
Amount recognized in the Consolidated Balance Sheets	$(478)	$(587)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2022	2021
Discount rate	3.32%	2.34%
Medical care cost trend rate	7.00%	7.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 4.5% in 2026 and subsequent years. This was accomplished using 0.5% decrements for the years ended March 31, 2022 through 2027.

The current portion of the accrued postretirement benefit obligation of $63 and $72, at March 31, 2022 and 2021, respectively, is included in the caption "Accrued Compensation" and the long-term portion is included in the caption "Accrued Pension and Postretirement Liabilities" in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2022	2021
Net actuarial loss	$94	$164

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2022	2021
Net actuarial gain arising during the year	$(51)	$(2)
Amortization of actuarial loss	(19)	(21)
	$(70)	$(23)

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2023	$63
2024	58
2025	53
2026	49
2027	45
2028-2032	164
Total	$432

Self-Insured Medical Plan

Effective January 1, 2014, the Company commenced self-funding the medical insurance coverage provided to its Batavia based employees. The Company has obtained a stop loss insurance policy in an effort to limit its exposure to claims. The Company has specific stop loss coverage per employee for claims incurred during the year exceeding $100 per employee with annual maximum aggregate stop loss coverage of $1,000. The Company also has total plan annual maximum aggregate stop loss coverage of $2,867. The liability of $116 and $184 on March 31, 2022 and 2021, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued Compensation" in the Consolidated Balance Sheets.

Note 12 - Equity Compensation Plans:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan") was approved by the Company’s stockholders at the Annual Meeting on August 11, 2020 and provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors. The shares available for issuance include 112 shares remaining available under the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. However, stock options for 33 shares and 47 shares of unvested restricted stock under the 2000 Plan remain subject to the terms of such plan until the time such options expire or are exercised and such shares of restricted stock vest or are forfeited.

In fiscal 2022, fiscal 2021 and fiscal 2020, 164, 113 and 83 shares, respectively, of restricted stock were awarded. 88, 54 and 40 restricted shares were granted to officers in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. These restricted shares vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. 54, 38, and 28 restricted shares were granted to officers and key employees in fiscal 2022, fiscal 2021, and fiscal 2020 respectively, which vest 33⅓% per year over a three-year term. Directors were granted 22, 21 and 15 restricted shares in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, which vest 100% on the first anniversary of the grant date. The Company recognizes compensation cost over the period the shares vest. Stock options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant. No stock option awards were granted in fiscal 2022, fiscal 2021 and fiscal 2020.

During fiscal 2022, fiscal 2021, and fiscal 2020, the Company recognized $780, $817, and $945, respectively, of stock-based compensation cost related to stock option and restricted stock awards, and $173, $193 and $208, respectively, of related tax benefits.

The Company received cash proceeds from the exercise of stock options of $0 in fiscal 2022 and fiscal 2021, and $24 in fiscal 2020, respectively.

The following table summarizes information about the Company's stock option awards during fiscal 2022, fiscal 2021 and fiscal 2020:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at April 1, 2019	39	$18.76
Exercised	(2)	15.25
Outstanding at March 31, 2020	37	18.92
Exercised	—
Outstanding at March 31, 2021	37	18.92
Exercised	—
Expired	(4)	21.19
Outstanding at March 31, 2022	33	18.65	0.17 years	$—

Vested or expected to vest at March 31, 2022	33	18.65	0.17 years	—

Exercisable at March 31, 2022	33	18.65	0.17 years	—

The following table summarizes information about stock options outstanding at March 31, 2022:

Exercise Price	Options Outstanding at March 31, 2022	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$18.65	33	$18.65	0.17

The total intrinsic value of the stock options exercised during fiscal 2022, fiscal 2021 and fiscal 2020 was $0, $0 and $10, respectively. As of March 31, 2022, there was $1,923 of total unrecognized stock-based compensation expense related to non-vested restricted stock. The Company expects to recognize this expense over a weighted average period of 1.79 years.

The outstanding options expire May 2022. Options, stock awards and performance awards available for future grants were 405 at March 31, 2022.

The following table summarizes information about the Company's restricted stock awards during fiscal 2022, fiscal 2021 and fiscal 2020:

	Restricted Stock	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at April 1, 2019	149	$25.19
Granted	83	22.95
Vested	(38)	23.17
Forfeited	(45)	22.52
Non-vested at March 31, 2020	149	25.26
Granted	113	16.39
Vested	(43)	22.70
Forfeited	(54)	23.09
Non-vested at March 31, 2021	165	20.56
Granted	164	18.29
Vested	(58)	18.15
Forfeited	(112)	21.29
Non-vested at March 31, 2022	159	18.59	$—

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period. A total of 200 shares of common stock may be purchased under the ESPP. In fiscal 2022, fiscal 2021 and fiscal 2020, 18, 21 and 9 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years. During fiscal 2022, fiscal 2021 and fiscal 2020, the Company recognized stock-based compensation cost of $29, $47 and $30, respectively, related to the ESPP and $7, $11 and $7, respectively, of related tax benefits.

Note 13 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2022 and fiscal 2021 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2020	(9,472)	(84)	(9,556)
Other comprehensive income before reclassifications	946	385	1,331
Amounts reclassified from accumulated other comprehensive loss	828	—	828
Net current-period other comprehensive income	1,774	385	2,159
Balance at March 31, 2021	(7,698)	301	(7,397)
Other comprehensive income before reclassifications	(47)	198	151
Amounts reclassified from accumulated other comprehensive loss	775	—	775
Net current-period other comprehensive income	728	198	926
Balance at March 31, 2022	$(6,970)	$499	$(6,471)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2022

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(996)	(1)
	(996)		Income before provision for income taxes
	(221)		Provision for income taxes
	$(775)		Net income

Year ended March 31, 2021

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(1,066)	(1)
	(1,066)		Income before provision for income taxes
	(238)		Provision for income taxes
	$(828)		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 11.

Note 14 - Segment Information:

The Company has one reporting segment as its operating segments meet the requirement for aggregation. The Company and its operating subsidiaries design and manufacture mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. The Company also services and sells spare parts for its equipment.

See Note 3 to the consolidated financial statements for net sales by product line and geographic area.

In fiscal 2022, the Company had two customers whose sales amounted to 12% and 10% of total consolidated net sales. In fiscal 2021, the Company had two customers whose sales amounted to 12% and 11% of total consolidated net sales. In fiscal 2020, total sales to one customer amounted to 13% of total consolidated net sales. One customer representing such sales was the same customer in fiscal 2022 and fiscal 2021.

Note 15 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program. No shares were purchased under this program in fiscal 2022, fiscal 2021 or fiscal 2020. Under the terms of our credit agreement with Bank of America, the Company cannot repurchase shares of its common stock if the Company is in default or if such repurchase would result in an event of default under the credit agreement.

Note 16– Commitments and Contingencies:

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

As of March 31, 2022, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

Note 17 - Other Operating (Income) Expense, Net:

On November 29, 2021, the Company and Jeffrey F. Glajch entered into a Severance and Transition Agreement (the "Agreement") pursuant to which Mr. Glajch agreed to retire from his position the earlier of June 30, 2022 or as of a date upon which the Company and Mr. Glajch otherwise mutually agreed. On March 27, 2022, the Company and Mr. Glajch entered into an Amended and Restated Severance and Transition Agreement (the "Amended Agreement") in which Mr. Glajch agreed to retire on April 15, 2022. Mr. Glajch agreed to provide certain transition-related services to the Company for a period of nine months following the date of separation. The Amended Agreement also provides that the company will pay Mr. Glajch a severance payment in an amount equal to nine months of Mr. Glajch's base salary commencing in April 2022 as well as health care premiums. As a result, expense of $275 is recognized and included in Other operating (income) expense, net in the Consolidated Statement of Operations. At March 31, 2022, the related liability of $275 is included in Accrued compensation in the Consolidated Balance Sheet.

On August 9, 2021, the Company and James R. Lines entered into a Severance and Transition Agreement (the "Transition Agreement") pursuant to which Mr. Lines resigned from his position as the Company's Chief Executive Officer and as a member of the Board of Directors, and from positions he holds with all Company subsidiaries and affiliates, effective as of the close of business on August 31, 2021. The Transition Agreement provides that for a period of 18 months following the separation date, Mr. Lines is paid his base salary as well as health care premiums. As a result, expense of $798 is recognized and included in Other operating (income) expense, net in the Consolidated Statement of Operations. At March 31, 2022, the related liability of $485 is included in Accrued compensation in the Company's Consolidated Balance Sheet.

During the second quarter ended September 30, 2021, the Company terminated the earn out agreement related to the acquisition of BN (see Note 2), therefore the Company recognized a change in fair value of the contingent liability in the amount $1,900, which was include in Other operating income, net in the Company's Consolidated Statement of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer (principal executive officer) and Vice President-Finance and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Vice President-Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President-Finance and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the events discussed under the section entitled Barber-Nichols Acquisition below, there has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our administrative, non-production line employees were working remotely during the first quarter of fiscal 2022 due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Barber-Nichols Acquisition

On June 1, 2021, we acquired Barber-Nichols, LLC, a designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado. For additional information regarding the acquisition, refer to Note 2 to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Annual Report on Form 10-K. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year form the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include Barber-Nichols, LLC.

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance and Chief Financial Officer (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Item 9B. Other Information

On June 7, 2022, the Company, BN, GHM Acquisition Corp., and Graham Acquisition I, LLC, entered into the Third Amendment to Loan Agreement and Waiver (the "Amendment") with Bank of America, N.A. The Amendment provides a limited waiver of noncompliance with financial covenants occurring under the Loan Agreement, dated as of June 1, 2021, as amended (the "Loan Agreement"). The Amendment also revises (i) the ratio for the financial covenant Maximum Funded Debt to EBITDA to 4:00:1.0 for the twelve-month period ending December 31, 2022, (ii) the Company’s Minimum EBITDA requirement to at least $1,800 for the twelve-month period ending June 30, 2022, and ($700) for the twelve-month period ending March 31, 2022, and (iii) the definitions of “EBITDA” and “Margined Assets” as such terms are used in the financial covenants of the Loan Agreement.

The Amendment also provides that, upon receipt of a certificate from the Company’s Chief Financial Officer or Chief Executive Officer, stating that the aggregate face amount of letters of credit issued under the Loan Agreement is at least $11,500 and providing information reasonably satisfactory to Bank of America, N.A. regarding the beneficiaries and purposes of such letters of credit, the principal amount available under the revolving credit facility provided for in the Loan Agreement until the Compliance Date would be increased from $15,000 to $17,000.

In addition the Amendment provides that the letter of credit sublimit of the revolving credit facility is increased from $10,000 to $15,000. The Amendment provides that certain deposit accounts maintained by Graham’s foreign subsidiaries at banks other than Bank of America, N.A. will not be subject to the deposit account control requirements of the Loan Agreement.

In connection with the Amendment, the Company agreed to pay to Bank of America, N.A. a non-refundable up-front fee of $122 and an additional back-end fee of $500 which is payable upon the earliest to occur of (i) any default or event of default under the Loan Agreement, (ii) the last date of availability under the revolving credit facility, and (iii) repayment in full of all principal, interest, fees and other obligations under the Loan Agreement and the other loan documents; provided, that the back-end fee would be cancelled and waived if (x) the Company pays all obligations in respect of the term loan facility in full on or before September 30, 2023; (y) the Company does not refinance, terminate or otherwise reduce the size of the revolving credit facility prior to March 1, 2026; and (z) the back-end fee has not become due and payable prior to March 1, 2026.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference. Terms used above and not otherwise defined are as defined in the Amendment.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," "Delinquent Section 16(a) Reports," and "Corporate Governance" contained in our proxy statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2022.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.grahamcorp.com by clicking on the "Corporate Governance" heading in the "Investor Relations" tab. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation" and "Director Compensation" contained in our proxy statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Proposal Four: Approve Amendment No. 2 to the Employee Stock Purchase Plan - Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2022" contained in our proxy statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Appointment of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2022 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2022.

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

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2015.
(4)	Instrument Defining the Rights of Security Holders, including Indentures
	4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2019.
(10)	Material Contracts
#	10.1

Employment Agreement, dated as of June 1, 2021, between Graham Corporation and Daniel Thoren is incorporated herein by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 1, 2021.

#	10.2

Amended and Restated Employment Agreement dated as of August 31, 2021 between Graham Corporation and Daniel Thoren is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 9, 2021.

#	10.3

Employment Agreement, dated as of March 7, 2022, between Graham Corporation and Christopher Thome is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 7, 2022.

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

*#	10.6	Employment Agreement dated June 1, 2021, between Graham Corporation and Matthew Malone
#	10.7

Severance and Transition Agreement dated as of August 9, 2021 between Graham Corporation and James R. Lines is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 9, 2021.

#	10.8

Employment Agreement between Graham Corporation and James R. Lines executed July 27, 2006 with an effective date of August 1, 2006, is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 27, 2006.

#	10.9

Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and James R. Lines is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 31, 2008.

#	10.10

Amended and Restated Severance and Transition Agreement, dated as of March 7, 2022, between Graham Corporation and Jeffrey F. Glajch is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 7, 2022.

#	10.11

Amended and Restated Employment Agreement between Graham Corporation and Jeffrey F. Glajch executed and effective on July 29, 2010 is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

#	10.12

First Amendment to Amended and Restated Employment Agreement between the Graham Corporation and Jeffrey F. Glajch executed and effective September 12, 2019 is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 12, 2019.

#	10.13

Second Amendment to the Amended and Restated Employment Agreement of Jeffrey F. Glajch, dated March 16, 2021 is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 16, 2021.

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

#	10.16	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.
#	10.17	2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.
#	10.18

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2022 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 26, 2021.

#	10.19

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2022 is incorporate herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 28, 2021.

#	10.20

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 13, 2016.

#	10.21	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
#	10.22

Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#	10.23

Form of Employee Time-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#	10.24

Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

	10.25

Pledge Agreement between the Company and HSBC Bank USA, National Association, dated May 1, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 30, 2020.

	10.26

Pledge Agreement between the Company and HSBC Bank USA, National Association, dated August 13, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

	10.27

Letter Agreement dated October 28, 2020 between the Company and HSBC Bank USA, National Association is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 28, 2020.

	10.28

Unit Purchase Agreement, dated as of June 1, 2021, between Graham Corporation, Graham Acquisition I, LLC, BNI Holdings, Inc., and certain other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2021.

	10.29

Loan Agreement, dated as of June 1, 2021, between Graham Corporation and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 1, 2021.

10.30

Amendment to Loan Agreement and Waiver dated February 4, 2022 by and among Graham Corporation, Bank of America, N.A., GHM Acquisition Corp., Graham Acquisition I, LLC, and Barber-Nichols, LLC is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021.

10.31

Second Amendment to Loan Agreement dated as of March 31, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 31, 2022.

*	10.32	Third Amendment to Loan Agreement and Waiver dated as of June 7, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A.
(21)	Subsidiaries of the registrant
*	21.1	Subsidiaries of the registrant
(23)	Consents of Experts and Counsel
*	23.1	Consent of Deloitte & Touche LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	31.1	Certification of Principal Executive Officer
*	31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
*	32.1	Section 1350 Certifications
(101)	Interactive Data File
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Definitions Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File embedded within the Inline XBRL document
*	Exhibits filed with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2022
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$29	$163	$21	$(126)	$87
Reserves included in the balance sheet caption "accrued expenses"	$—	$1,073	$—	$(313)	$760
Product warranty liability	$626	$386	$169	$(740)	$441

Year ended March 31, 2021
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$(4)	$—	$—	$29
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$359	$344	$—	$(77)	$626

Year ended March 31, 2020
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$—	$—	$—	$33
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$366	$62	$—	$(69)	$359

Amounts under the column labeled "Charged to Other Accounts" above represent amounts acquired in the BN acquisition.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 9, 2022	By:	/s/ Christopher J. Thome
Christopher J. Thome
Vice President-Finance,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Daniel J. Thoren	President and Chief Executive Officer and	June 9, 2022
Daniel J. Thoren	Director (Principal Executive Officer)

/s/ Christopher J. Thome	Vice President-Finance, Chief	June 9, 2022
Christopher J. Thome	Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ Jennifer R. Condame	Chief Accounting Officer	June 9, 2022
Jennifer R. Condame	(Principal Accounting Officer)

/s/ James J. Barber	Director	June 9, 2022
James J. Barber

/s/ Alan Fortier	Director	June 9, 2022
Alan Fortier

/s/ Cari L. Jaroslawsky	Director	June 9, 2022
Cari L. Jaroslawsky

/s/ Jonathan W. Painter	Director and Chairman of the Board	June 9, 2022
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 9, 2022
Lisa M. Schnorr

/s/ Troy A. Stoner	Director	June 9, 2022
Troy A. Stoner