Form 10-Q
period 2022-06-30
GRAHAM CORP
filed 2022-08-01
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

As of July 31, 2022, there were outstanding 10,621,947 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2022 and March 31, 2022 and for the three months ended June 30, 2022 and 2021

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in thousands, except per share data)
Net sales	$36,075	$20,157
Cost of products sold	29,331	19,243
Gross profit	6,744	914
Other expenses and income:
Selling, general and administrative	5,485	4,832
Selling, general and administrative – amortization	274	91
Operating income (loss)	985	(4,009)
Other income, net	(63)	(160)
Interest income	(8)	(17)
Interest expense	165	39
Income (loss) before provision (benefit) for income taxes	891	(3,871)
Provision (benefit) for income taxes	215	(745)
Net income (loss)	$676	$(3,126)
Per share data
Basic:
Net income (loss)	$0.06	$(0.31)
Diluted:
Net income (loss)	$0.06	$(0.31)
Weighted average common shares outstanding:
Basic	10,610	10,199
Diluted	10,630	10,199
Dividends declared per share	$—	$0.11

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
	(Amounts in thousands)
Net income (loss)	$676	$(3,126)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(343)	128
Defined benefit pension and other postretirement plans net of income tax expense of $37 and $49 for the three months ended June 30, 2022 and 2021, respectively	131	170
Total other comprehensive (loss) income	(212)	298
Total comprehensive income (loss)	$464	$(2,828)

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	March 31, 2022
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$12,905	$14,741
Trade accounts receivable, net of allowances ($98 and $87 at June 30 and March 31, 2022, respectively)	27,420	27,645
Unbilled revenue	28,091	25,570
Inventories	18,260	17,414
Prepaid expenses and other current assets	2,215	1,391
Income taxes receivable	434	459
Total current assets	89,325	87,220
Property, plant and equipment, net	24,225	24,884
Prepaid pension asset	7,221	7,058
Operating lease assets	8,201	8,394
Goodwill	23,523	23,523
Customer relationships, net	11,161	11,308
Technology and technical know-how, net	9,553	9,679
Other intangible assets, net	8,645	8,990
Deferred income tax asset	2,175	2,441
Other assets	184	194
Total assets	$184,213	$183,691
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Current portion of finance lease obligations	24	23
Accounts payable	19,473	16,662
Accrued compensation	8,846	7,991
Accrued expenses and other current liabilities	4,388	6,047
Customer deposits	25,064	25,644
Operating lease liabilities	1,021	1,057
Income taxes payable	1	—
Total current liabilities	60,817	59,424
Long-term debt	15,065	16,378
Finance lease obligations	4	11
Operating lease liabilities	7,342	7,460
Deferred income tax liability	11	62
Accrued pension and postretirement benefit liabilities	1,665	1,666
Other long-term liabilities	2,258	2,196
Total liabilities	87,162	87,197
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,769 and 10,801 shares issued and 10,602 and 10,636 shares outstanding at June 30 and March 31, 2022, respectively	1,077	1,080
Capital in excess of par value	27,887	27,770
Retained earnings	77,752	77,076
Accumulated other comprehensive loss	(6,683)	(6,471)
Treasury stock (167 and 164 shares at June 30 and March 31, 2022, respectively)	(2,982)	(2,961)
Total stockholders’ equity	97,051	96,494
Total liabilities and stockholders’ equity	$184,213	$183,691

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2022	2021
Operating activities:	(Dollar amounts in thousands)
Net income (loss)	$676	$(3,126)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	856	595
Amortization	619	225
Amortization of actuarial losses	168	219
Amortization of debt issuance costs	34	—
Equity-based compensation expense	114	353
Deferred income taxes	225	215
(Increase) decrease in operating assets:
Accounts receivable	(34)	7,319
Unbilled revenue	(2,580)	(1,426)
Inventories	(930)	1,857
Prepaid expenses and other current and non-current assets	(745)	(603)
Income taxes receivable	(6)	(2,161)
Operating lease assets	467	(25)
Prepaid pension asset	(163)	(302)
Increase (decrease) in operating liabilities:
Accounts payable	3,016	(5,745)
Accrued compensation, accrued expenses and other current and non-current liabilities	(878)	(1,448)
Customer deposits	(504)	(3,074)
Operating lease liabilities	(431)	35
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(593)	16
Net cash used by operating activities	(689)	(7,076)
Investing activities:
Purchase of property, plant and equipment	(284)	(446)
Redemption of investments at maturity	—	5,500
Acquisition of Barber-Nichols, LLC	—	(59,563)
Net cash used by investing activities	(284)	(54,509)
Financing activities:
Principal repayments on debt	(2,500)	(4,500)
Proceeds from the issuance of debt	2,000	27,000
Principal repayments on finance lease obligations	(6)	(5)
Repayments on lease financing obligations	(67)	(26)
Payment of debt issuance costs	(122)	(150)
Dividends paid	—	(1,177)
Purchase of treasury stock	(22)	(41)
Net cash (used) provided by financing activities	(717)	21,101
Effect of exchange rate changes on cash	(146)	95
Net decrease in cash and cash equivalents	(1,836)	(40,389)
Cash and cash equivalents at beginning of period	14,741	59,532
Cash and cash equivalents at end of period	$12,905	$19,143

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2022	10,801	$1,080	$27,770	$77,076	$(6,471)	$(2,961)	$96,494
Comprehensive income (loss)				676	(212)		464
Forfeiture of shares	(32)	(3)	3				—
Recognition of equity-based compensation expense			114				114
Purchase of treasury stock						(21)	(21)
Balance at June 30, 2022	10,769	$1,077	$27,887	$77,752	$(6,683)	$(2,982)	$97,051

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929
Comprehensive loss				(3,126)	298		(2,828)
Issuance of shares	135	13	(13)				—
Forfeiture of shares	(9)	(1)	1				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			353				353
Issuance of treasury stock			(194)			9,158	8,964
Purchase of treasury stock						(41)	(41)
Balance at June 30, 2021	10,874	$1,087	$27,419	$85,069	$(7,099)	$(3,276)	$103,200

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Suzhou, China and Ahmedabad, India at June 30 and March 31, 2022, and its recently acquired wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), located in Arvada, Colorado at June 30, 2022 and for the period June 1, 2021 through March 31, 2022 (See Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2022. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 ("fiscal 2022"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2023 ("fiscal 2023").

NOTE 2 – ACQUISITION:

On June 1, 2021, the Company acquired Barber-Nichols, LLC ("BN"), a designer and manufacturer of turbomachinery products located in Arvada, Colorado that serves the defense and aerospace industry as well as the energy and cryogenic markets. The Company believes this acquisition furthers its growth strategy through market and product diversification, broadens its offerings and strengthens its presence in the defense industry, builds on its presence in the energy markets, and adds capabilities in the space industry.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company's common stock, representing a value of $8,964 at a price of $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds. The purchase agreement included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, in which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. Subsequent to the acquisition, the earn out agreement was terminated and the contingent liability was reversed into Other operating income, net, on the Company’s Condensed Statement of Operations. Prior to the acquisition, BN and Ascent Properties Group, LLC, a related party, entered into a nine year operating lease agreement for an office and manufacturing building in Arvada, Colorado. This lease was acquired as part of the Company's acquisition of BN and has a monthly payment in the amount of $40 with a 3% yearly escalation. Also prior to the acquisition, BN and Ascent Properties Group, LLC entered into a seven-year equipment lease agreement to lease various machinery and equipment. This equipment lease was also acquired as part of the Company's acquisition of BN and has a monthly payment of $16. Acquisition related costs of $169 were expensed in the first quarter of fiscal 2022 and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon its estimated fair value at the date of the acquisition. The following table summarizes the final purchase price allocation, after adjustments were recorded in the measurement period, of the assets acquired and liabilities assumed:

June 1
2021
Assets acquired:
Cash and cash equivalents	$868
Accounts receivable, net of allowances	8,074
Unbilled revenue	7,068
Inventories	3,549
Prepaid expenses and other current assets	476
Property, plant & equipment, net	8,037
Operating lease assets	9,026
Goodwill	23,523
Customer relationships	11,800
Technology and technical know-how	10,100
Other intangibles, net	10,600
Total assets acquired	93,121
Liabilities assumed:
Accounts payable	1,842
Accrued compensation	1,341
Accrued expenses and other current liabilities	707
Customer deposits	6,048
Operating lease liabilities	9,066
Other long-term liabilities	2,103
Total liabilities assumed	21,107
Purchase price	$72,014

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, backlog and trade name. Backlog and trade name are included in the line item "Other intangible assets, net" in the Condensed Consolidated Balance Sheet. The fair value of customer relationships were calculated using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. The fair value of trade name and technology and technical know-how were both calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset. The fair value of backlog was determined using a net realizable value methodology, and was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog.

The purchase price was allocated to specific intangible assets as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2022
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$639	$11,161
Technology and technical know-how	20 years	10,100	547	9,553
Backlog	4 years	3,900	1,955	1,945
		$25,800	$3,141	$22,659

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Technology and technical know-how and customer relationships are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible asset amortization was $619 and $225 for the three months ended June 30, 2022 and 2021, respectively. The estimated annual amortization expense is as follows:

Annual Amortization
Remainder of 2023	$1,857
2024	1,782
2025	1,318
2026	1,095
2027	1,095
2028 and thereafter	15,512
Total intangible amortization	$22,659

The Condensed Consolidated Statement of Operations for the three months ended June 30, 2021 included net sales from BN of $3,471. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the BN acquisition had occurred at the beginning of the fiscal period presented:

Three Months Ended
June 30, 2021
Net sales	$35,633
Net (loss) income	(2,025)
(Loss) earnings per share
Basic	$(0.19)
Diluted	$(0.19)

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended
	June 30,
Product Line	2022	2021
Heat transfer equipment	$10,211	$6,764
Vacuum equipment	6,091	4,219
Fluid systems	9,112	1,808
Power systems	3,293	1,663
All other	7,368	5,703
Net sales	$36,075	$20,157

Geographic Region
Asia	$4,248	$3,509
Canada	997	1,208
Middle East	459	612
South America	1,461	242
U.S.	28,169	13,894
All other	741	692
Net sales	$36,075	$20,157

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time. Revenue from contracts that is recognized upon shipment accounted for approximately 35% of revenue for each of the three-month periods ended June 30, 2022 and 2021, and revenue from contracts that is recognized over time accounted for approximately 65% of revenue for each of the three-month periods ended June 30, 2022 and 2021. The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2022	March 31, 2022	Change

Unbilled revenue (contract assets)	$28,091	$25,570	$2,521
Customer deposits (contract liabilities)	(25,064)	(25,644)	580
Net contract assets (liabilities)	$3,027	$(74)	$3,101

Contract liabilities at June 30 and March 31, 2022 include $5,134 and $4,216, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at June 30 and March 31, 2022, respectively. Revenue recognized in the three months ended June 30, 2022 that was included in the contract liability balance at March 31, 2022 was $8,430. Changes in the net contract liability balance during three months ended June 30, 2022 were impacted by a $2,521 increase in contract assets, of which $18,085 was due to contract progress offset by invoicing to customers of $15,564. In addition, contract liabilities decreased $580 driven by new customer deposits of $7,850 offset by revenue recognized in the current period that was included in the contract liability balance at March 31, 2022.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,658 and $3,182 at June 30 and March 31, 2022, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions. Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized. Capitalized costs, net of amortization, to obtain a contract were $21 and $32 at June 30 and March 31, 2022, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The related amortization expense was $1 and $10 in the three months ended June 30, 2022 and 2021, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of June 30, 2022, the Company had remaining unsatisfied performance obligations of $260,678. The Company expects to recognize revenue on approximately 40% to 50% of the remaining performance obligations within one year, 25% to 35% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2022	2022
Raw materials and supplies	$3,796	$4,145
Work in process	12,201	11,631
Finished products	2,263	1,638
Total	$18,260	$17,414

NOTE 5 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan"), as approved by the Company’s stockholders at the Annual Meeting on August 11, 2020, provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. However, 19 shares of unvested restricted stock under the 2000 Plan remain subject to the terms of such plan until the time such shares of restricted stock vest or are forfeited.

223 restricted stock units were granted in the three-month period ended June 30, 2022. 112 restricted stock units, granted to officers, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. 56 restricted stock units, granted to officers, vest 33⅓% per year over a three-year term. 18 restricted stock units, granted to an officer, vest 100% on the third anniversary of the grant date. 37 restricted stock units, granted to directors, vest 100% on the first year anniversary of the grant date. No restricted stock units were granted in the three-month period ended June 30, 2021.

No restricted stock awards were granted in the three-month period ended June 30, 2022. 135 restricted stock awards were granted in the three month period ended June 30, 2021. 70 restricted shares were granted to officers in the first quarter of fiscal 2022, that vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. 45 restricted shares granted to officers and key employees in the first quarter of fiscal 2022, vest 33⅓% per year over a three-year term. 20 restricted shares granted to directors in the first quarter of fiscal 2022, vest 100% on the first year anniversary of the grant date. No stock option awards were granted in the three-month periods ended June 30, 2022 and 2021.

During the three months ended June 30, 2022 and 2021, the Company recognized equity-based compensation costs related to restricted stock awards of $105 and $337, respectively. The income tax benefit recognized related to equity-based compensation was $23 and $75 for the three months ended June 30, 2022 and 2021, respectively.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period. As of June 30, 2022, a total of 200 shares of common stock may be purchased under the ESPP. During the three months ended June 30, 2022 and 2021, the Company recognized equity-based compensation costs of $9 and $16, respectively, related to the ESPP and $2 and $4, respectively, of related tax benefits.

NOTE 6 – INCOME (LOSS) PER SHARE:

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

	Three Months Ended
	June 30,
	2022	2021
Basic income (loss) per share
Numerator:
Net income (loss)	$676	$(3,126)
Denominator:
Weighted average common shares outstanding	10,610	10,199
Basic income (loss) per share	$0.06	$(0.31)

Diluted income (loss) per share
Numerator:
Net income (loss)	$676	$(3,126)
Denominator:
Weighted average common shares outstanding	10,610	10,199
Restricted stock units outstanding	20	—
Weighted average common and potential common shares outstanding	10,630	10,199
Diluted income (loss) per share	$0.06	$(0.31)

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2022	2021
Balance at beginning of period	$441	$626
BN warranty accrual acquired	—	169
Expense (income) for product warranties	76	(16)
Product warranty claims paid	(21)	(257)
Balance at end of period	$496	$522

Income of $16 for product warranties in the three months ended June 30, 2021 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest paid was $141 and $5 in the three-month periods ended June 30, 2022 and 2021, respectively. Income taxes paid for the three months ended June 30, 2022 and 2021 were $11 and $1,243, respectively.

At June 30, 2022 and 2021, there were $95 and $285, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2021, the cash utilized for the acquisition of BN of $59,563 included the cash consideration of $61,150, net of cash acquired of $1,587. Upon completion of the final purchase price allocation and after the adjustments made during the measurement period, the cash utilized for the acquisition was $60,282, including cash consideration of $61,150, net of cash acquired of $868. In the three months ended June 30, 2021, non-cash activities included the issuance of 610 treasury shares valued at $8,964, included as part of the consideration for the acquisition.

NOTE 9 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended
	June 30,
	2022	2021
Service cost	$83	$93
Interest cost	308	300
Expected return on assets	(542)	(682)
Amortization of actuarial loss	165	213
Net pension cost	$14	$(76)

The Company made no contributions to its defined benefit pension plan during the three months ended June 30, 2022 and does not expect to make any contributions to the plan for the balance of fiscal 2023.

The components of the postretirement benefit cost are as follows:

	Three Months Ended
	June 30,
	2022	2021
Interest cost	$4	$3
Amortization of actuarial loss	3	6
Net postretirement benefit cost	$7	$9

The Company paid no benefits related to its postretirement benefit plan during the three months ended June 30, 2022. The Company expects to pay benefits of approximately $63 for the balance of fiscal 2023.

The components of net periodic benefit cost other than service cost are included in the line item "Other income" in the Condensed Consolidated Statements of Operations.

The Company self-funds the medical insurance coverage it provides to its Batavia based employees. The Company maintains a stop loss insurance policy in order to limit its exposure to claims. The liability of $159 and $116 on June 30, 2022 and March 31, 2022, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued compensation" as a current liability in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2022, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business.

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

NOTE 11 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2018 through 2021 and examination in state tax jurisdictions for the tax years 2017 through 2021. The Company is subject to examination in the People’s Republic of China for tax years 2018 through 2021 and in India for tax year 2019 through 2021.

There was no liability for unrecognized tax benefits at either June 30, 2022 or March 31, 2022.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2022 and 2021 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	$(6,970)	$499	$(6,471)
Other comprehensive income before reclassifications	—	(343)	(343)
Amounts reclassified from accumulated other comprehensive loss	131	—	131
Net current-period other comprehensive income	131	(343)	$(212)
Balance at June 30, 2022	$(6,839)	$156	$(6,683)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2021	$(7,698)	$301	$(7,397)
Other comprehensive income before reclassifications	—	128	128
Amounts reclassified from accumulated other comprehensive loss	170	—	170
Net current-period other comprehensive income	170	128	298
Balance at June 30, 2021	$(7,528)	$429	$(7,099)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	June 30,
	2022		2021
Pension and other postretirement benefit items:
Amortization of actuarial income (loss)	$168	(1)	$(219)	(1)	Income (loss) before benefit for income taxes
	37		(49)		Benefit for income taxes
	$131		$(170)		Net income (loss)

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 9.

NOTE 13 – LEASES:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of June 30, 2022, the Company did not have any material leases that have been signed but not commenced.

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

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	June 30,	June 30,
	2022	2021
Finance Leases
Weighted-average remaining lease term in years	1.17	2.16
Weighted-average discount rate	10.67%	10.71%

Operating Leases
Weighted-average remaining lease term in years	7.35	8.24
Weighted-average discount rate	3.27%	3.29%

The components of lease expense are as follows:

	Three Months Ended
	June 30,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$5	$5
Interest on lease liabilities	1	1
Operating lease cost	384	156
Short-term lease cost	4	5
Total lease cost	$394	$167

Operating lease costs during the three-month periods ended June 30, 2022 and 2021 were included within cost of sales and selling, general and administrative expenses.

As of June 30, 2022, future minimum payments required under non-cancelable leases were:

	Operating Leases	Finance Leases
Remainder of 2023	$961	$19
2024	1,200	11
2025	1,183	—
2026	1,189	—
2027	1,225	—
2028 and thereafter	3,709	—
Total lease payments	9,467	30

Less – amount representing interest	1,104	2
Present value of net minimum lease payments	$8,363	$28

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

Long term debt is comprised of the following:

	June 30,	March 31,
	2022	2022
Bank of America term loan	$18,000	$18,500
Less: unamortized debt issuance costs	(935)	(122)
	17,065	18,378
Less: current portion	2,000	2,000
Total	$15,065	$16,378

As of June 30, 2022, future minimum payments required were as follows:

Remainder of 2023	$1,500
2024	2,000
2025	2,000
2026	12,500
2027	—
2028 and thereafter	—
Total	$18,000

On June 1, 2021, the Company terminated its revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a five-year revolving credit facility with Bank of America that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option and the bank's approval at any time up to $40,000. As of June 30, 2022 and March 31, 2022, there was $0 outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of June 30, 2022, the BSBY rate was 0.881430%. Outstanding letters of credit under this agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. As of June 30, 2022, there was $5,079 letters of credit outstanding with Bank of America.

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

On March 31, 2022 and June 7, 2022, the Company entered into amendment agreements with Bank of America. Under the amended agreements, the Company is not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to the Company for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2022 and at all times thereafter, all of the Company's deposit accounts, except certain foreign subsidiary accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. The Company covenants to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of June 30, 2022, the Company was in compliance with the amended financial covenants of its loan agreement. At June 30, 2022, the amount available under the revolving credit facility was $10,840.

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

On June 1, 2021, the Company entered into an agreement to amend its letter of credit facility agreement with HSBC Bank USA, N.A. and decreased the Company's line of credit from $15,000 to $7,500. Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank's prime rate. The Company's obligations under the agreement are secured by cash held with the bank. As of June 30, 2022, there was $7,435 letters of credit outstanding with HSBC. The agreement is subject to an annual renewal by the bank on July 31 of each year.

As of June 30, 2022, the Company had letters of credit outstanding of $174 remaining on its former revolving credit facility with JPMorgan Chase Bank, N.A.

Letters of credit outstanding as of June 30, 2022 and March 31, 2022 were $12,688 and $12,233, respectively.

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

Our corporate headquarters is located in Batavia, New York. We have production facilities co-located with our headquarters in Batavia. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the aerospace, cryogenic, defense and energy markets (see "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India.

Our current fiscal year (which we refer to as "fiscal 2023") ends March 31, 2023.

Acquisition

We completed the acquisition of BN on June 1, 2021. Founded as a specialty turbomachinery engineering company in 1966, BN grew rapidly from programs that involve complex production and systems integration. By integrating knowledge in rotating equipment, power generation cycles, and electrical management systems, BN has successfully won the design and development of different power, fluid transfer, and propulsion systems used in underwater vehicles among many other accomplishments.

The acquisition of BN changed the composition of our end market mix. For the first quarter of fiscal 2023, sales to the defense and space industries were 45% of our business compared with approximately 25% of sales prior to the acquisition. The remaining 55% of our first quarter fiscal 2023 sales came from the refining, chemical/petrochemical and other commercial markets. These markets represented approximately 75% of our sales prior to the acquisition. BN has outperformed expectations since being acquired.

The BN transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of common stock, representing a value of $8,964 at $14.69 per share, and cash consideration of $61,150. The cash consideration was funded through cash on-hand and debt proceeds (See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q). The purchase agreement also included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, pursuant to which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. In the second quarter of the fiscal year ended March 31, 2022 (which we refer to as "fiscal 2022"), the earn-out agreement was terminated and the contingent liability was reversed into other operating income, net, on our Condensed Consolidated Statement of Operations. In connection with the termination of this earn-out agreement, we entered into a Performance Bonus Agreement (the "Bonus Agreement") to provide certain employees of BN with performance-based awards considering the BN business results on a stand-alone basis. The purpose of the bonus arrangement is to align a broader number of the BN leadership team with the achievement of BN performance objectives. The Bonus Agreement provides for payments to be made for certain performance-based results of BN for fiscal years ending March 31, 2024, 2025, and 2026 and can range between $2,000 to $4,000 per year.

Summary

Highlights for the three months ended June 30, 2022 include:

•
Net sales for the first quarter of fiscal 2023 were $36,075, up $15,918 or 79% compared with $20,157 for the first quarter of the fiscal 2022. Approximately $8,900 of this increase was due to having three months of BN results in the first quarter of fiscal 2023 compared to one month in fiscal 2022. Additionally, our sales continued to benefit from our diversified revenue base including strong growth in our energy and chemical/petrochemical aftermarket ("commercial aftermarket") and space market. These increases were partially offset by continued supply chain constraints, which caused a delay in material receipts.
•
Net income and income per diluted share for the first quarter of fiscal 2023 were $676 and $0.06 per share, respectively, compared with a loss of $3,126 and $0.31 per share, respectively, for the first quarter of fiscal 2022. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2023 were $1,329 and $0.12 per share, respectively, compared with a loss of $2,807 and $0.28 per share, respectively, for the first quarter of fiscal 2022. In the first quarter of fiscal 2023, we completed two first article U.S. Navy projects and are on schedule to complete the remaining first article projects throughout fiscal 2023. See "Non-GAAP Measures" below for a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.
•
Orders booked in the first quarter of fiscal 2023 were $40,300, compared with $20,900 in the first quarter of fiscal 2022. This increase included $13,700 of additional orders from BN, whose results were only included for one month in the fiscal 2022 first quarter and strong orders from the space industry in the first quarter of fiscal 2023. The remaining $5,700 increase was attributable to the Graham Batavia operations which saw strong demand from its commercial aftermarket and international refinery markets.
•
Backlog was $260,678 at June 30, 2022, compared with $256,536 at March 31, 2022. This increase was primarily driven by continued growth in our space, commercial aftermarket, and international refinery markets. For more information on this performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at June 30, 2022 were $12,905, compared with $14,741 at March 31, 2022. This decrease was primarily due to cash used in operating activities, primarily for working capital, of $689 and debt payments of $500 in the first quarter of fiscal 2023.
•
In the first quarter of fiscal 2022, $1,177 was returned to shareholders as dividends compared with $0 in the first quarter of fiscal 2023. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future, which will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control.
•
At June 30, 2022, we had $0 outstanding on our line of credit. We believe availability under our line of credit, along with our cash balances, provide us adequate financial flexibility to meet our obligations.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are forward-looking statements for purposes of this report. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "may," "intend," "expect," "predict," "project," "potential," "should," "will," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including, but not limited to, those described in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for fiscal 2022 and elsewhere in this report. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Quarterly Report on Form 10-Q (the "Form 10-Q") completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

All forward-looking statements included in this Form 10-Q are made only as of the date indicated or as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on defense budget plans, the projected procurement of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics and power systems. We have built a leading position, and in some instances, a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels, will lead to demand growth for fossil-based fuels that is less than the global growth rate. We also anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products) to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities), will continue to drive demand for our products and services. The timing and catalyst for a recovery in these markets (crude oil refining and chemical/petrochemical) remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging.

Of note, over the last year we have experienced an increase in our energy and chemical aftermarket orders, primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. As such we believe there is the possibility of a cyclical upturn in the next twelve months following several years of reduced capital spending in a low oil price environment. We do not expect the next cycle to be as robust as years past due to the factors discussed above.

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

We believe that chemical and petrochemical capital investment will continue to decouple from energy investment. Over the long term, we expect that population growth, an expanding global middle class and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers or related products. As such, we expect investment in new global chemical and petrochemical capacity will improve and drive growth in demand for our products and services.

Our turbomachinery, pumps and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbo pump systems and components for many of the launch providers. We expect that in the long term extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications and we believe our technology and expertise will enable us to achieve sales growth in this market as well. For the first quarter of fiscal 2023, sales to the space industry represented 18% of our sales compared to 4% in the first quarter of fiscal 2022.

The chart below illustrates our strategy to increase our participation in the defense and space markets. The defense market comprised 74% of our total backlog at June 30, 2022. We believe this diversification is especially beneficial when our refining and process markets are weak, as is presently the case.

*Note: FYE refers to fiscal year ended March 31

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2022	2021
Net sales	$36,075	$20,157
Gross profit	$6,744	$914
Gross profit margin	19%	5%
SG&A expenses (1)	$5,759	$4,923
SG&A as a percent of sales	16%	24%
Net income (loss)	$676	$(3,126)
Diluted income (loss) per share	$0.06	$(0.31)
Total assets	$184,213	$185,366
Total assets excluding cash and cash equivalents	$171,308	$166,223

(1)
Selling, general and administrative expenses are referred to as "SG&A".

The First Quarter of Fiscal 2023 Compared with the First Quarter of Fiscal 2022

Sales for the first quarter of fiscal 2023 were $36,075, an increase of $15,918 or 79% from sales of $20,157 for the first quarter of fiscal 2022. Approximately $8,900 of this increase was due to having three months of BN results in the first quarter of fiscal 2023 compared to one month in fiscal 2022. Additionally, our sales continued to benefit from our diversified revenue base including strong growth in commercial aftermarket and the space market. These increases were partially offset by continued supply chain constraints, which caused a delay in material receipts and related shipments. Domestic sales as a percentage of aggregate sales were 78% in the first quarter of fiscal 2023 compared with 69% in the first quarter of fiscal 2022 reflecting the increase in our defense and space industry businesses which is all U.S. based. Sales in the three months ended June 30, 2022 were 22% to the refining industry, 16% to the chemical and petrochemical industries, 27% for the defense (U.S. Navy) industry, 18% to space, and 17% to other commercial and industrial applications. Sales in the three months ended June 30, 2021 were 23% to the refining industry, 23% to the chemical and petrochemical industries, 35% for the defense (U.S. Navy) industry, 4% to space, and 15% to other commercial and industrial applications. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin for the first quarter of fiscal 2023 was 19%, compared with 5% for the first quarter of fiscal 2022. Gross profit for the first quarter of fiscal 2023 increased compared with fiscal 2022, to $6,744 from $914. These increases were primarily due to an improved mix of sales related to higher margin projects (space and commercial aftermarket) and improved execution on completed contracts, partially offset by higher incentive compensation. In the first quarter of fiscal 2023, we completed and shipped two first article U.S. Navy projects and are on schedule to complete the remaining first article projects throughout fiscal 2023. In addition to the above, first quarter fiscal 2023 includes three months of operations from BN compared to one month in the first quarter of fiscal 2022.

SG&A expense including amortization for the first quarter of fiscal 2023 was $5,759, up 17%, or $836, compared with $4,923 for the first quarter of fiscal 2022. Approximately $1,400 of this increase was due to having three months of BN results in the first quarter of fiscal 2023 compared to one month in fiscal 2022, partially offset by cost savings and deferral initiatives. These efforts included reducing the use of outside sales agents and delayed hiring. As a result, SG&A expense as a percentage of sales in the first quarter of fiscal 2023 was 16% of sales compared with 24% of sales in the comparable period in fiscal 2022.

Net interest expense for the first quarter of fiscal 2023 was $157 compared to $22 in the first quarter of fiscal 2022 primarily due to increased borrowings related to the BN acquisition, as well as increased interest rates since the first quarter of 2022.

Our effective tax rate in the first quarter of fiscal 2023 was 24%, compared with 19% in the first quarter of fiscal 2022. This increase was primarily due to discrete tax expense recognized in the first quarter of fiscal 2023 related to the vesting of restricted stock awards. Our expected effective tax rate for fiscal 2023 is 21% to 22% as the impact of these discrete tax items on our effective tax rate lessens over the course of fiscal 2023.

Net income and income per diluted share for the first quarter of fiscal 2023 were $676 and $0.06 per share, respectively, compared with a loss of $3,126 and $0.31 per share, respectively, for the first quarter of fiscal 2022. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2023 were $1,329 and $0.12 per share, respectively, compared with a loss of $2,807 and $0.28 per share, respectively, for the first quarter of fiscal 2022. See "Non-GAAP Measures" below for a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted earnings (loss) before net interest expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income (loss), and adjusted net income (loss) per diluted share are provided for information purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP"). Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, those charges and credits that are not directly related to operating performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income (loss) or net income (loss) per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income (loss) or net income (loss) per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted EBITDA is a basis for a portion of management's performance-based compensation.

Adjusted EBITDA excludes charges for depreciation, amortization, interest expense, taxes, other acquisition related expenses, and other unusual/nonrecurring expenses. Adjusted net income (loss) and adjusted net income (loss) per diluted share excludes intangible amortization, other costs related to the acquisition, and other unusual/nonrecurring expenses.

A reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share to net income (loss) in accordance with GAAP is as follows:

	Three Months Ended
	June 30,
	2022	2021
Net income (loss)	$676	$(3,126)
Acquisition & integration costs	54	169
Debt amendment costs	153	-
Net interest expense	157	22
Income taxes	215	(745)
Depreciation & amortization	1,475	820
Adjusted EBITDA	$2,730	$(2,860)
Adjusted EBITDA margin %	7.6%	-14.2%

	Three Months Ended
	June 30,
	2022	2021
Net income (loss)	$676	$(3,126)
Acquisition & integration costs	54	169
Amortization of intangible assets	619	225
Debt amendment costs	153	-
Normalize tax rate(1)	(173)	(75)
Adjusted net income (loss)	$1,329	$(2,807)
Adjusted diluted earnings (loss) per share	$0.12	$(0.28)

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the full fiscal year expected effective tax rate.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2022	2022
Cash and cash equivalents	$12,905	$14,741
Working capital	28,508	27,796
Working capital ratio(1)	1.5	1.5
Working capital excluding cash and cash equivalents	15,603	13,055
Working capital excluding cash and cash equivalents as a percent of net sales(2)	11.2%	10.6%

(1)
Working capital ratio equals current assets divided by current liabilities.
(2)
Working capital excluding cash and cash equivalents as a percent of net sales is based upon trailing twelve month sales, including BN pre-acquisition sales.

Net cash used by operating activities for the first quarter of fiscal 2023 was $689 compared with $7,076 of cash used for the first quarter of fiscal 2022. The cash used by operations during the first quarter of fiscal 2023 was lower than the comparable prior year period primarily as a result of higher cash net income. Cash usage during the first quarter of fiscal 2023 was due to an increase in working capital to fund growth, in particular, the investments in inventory in a supply constrained environment.

Dividend payments and capital expenditures in the first quarter of fiscal 2023 were $0 and $284, respectively, compared with $1,177 and $446, respectively, for the first quarter of fiscal 2022. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future and will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control.

Capital expenditures for fiscal 2023 are expected to be approximately $4,500 to $5,500. Approximately 35% of our fiscal 2023 capital expenditures are expected to be for machinery and equipment, 50% for buildings and leasehold improvements to fund our growth initiatives and with the remaining amounts expected to be used for other items. The majority of our planned capital expenditures are discretionary.

Cash and cash equivalents were $12,905 at June 30, 2022 compared with $14,741 at March 31, 2022, down $1,836 primarily due to cash used in operations, capital expenditures, and debt repayments. At June 30, 2022, approximately $7,500 of our cash and cash equivalents is used to secure our letters of credit and $2,206 of our cash is held by our China and India operations.

On June 1, 2021, we entered into a $20,000 five-year loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

On June 1, 2021, we entered into a five-year revolving credit facility with Bank of America that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank's approval at any time up to $40,000. As of June 30, 2022, there was no amount outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of June 30, 2022, the BSBY rate was 0.881430%. Outstanding letters of credit under this agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. As of June 30, 2022, there was $5,079 letters of credit outstanding with Bank of America.

Under the original term loan agreement and revolving credit facility, we covenanted to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, with an allowable increase to 3.25 to 1.0 following an acquisition for a period of twelve months following the closing of the acquisition. In addition, we covenanted to maintain a minimum fixed charge coverage ratio, as defined in such agreements, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit. At December 31, 2021, we were out of compliance with our bank agreement covenants and were granted a waiver for noncompliance by Bank of America.

On March 31, 2022 and June 7, 2022, we entered into amendment agreements with Bank of America. Under the amended agreements, we are not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to us for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2022 and at all times thereafter, all of our deposit accounts, except certain foreign subsidiary accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. We covenant to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of June 30, 2022, we were in compliance with the amended financial covenants of our loan agreement. At June 30, 2022, the amount available under the revolving credit facility was $10,840.

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

We did not have any off-balance sheet arrangements as of June 30, 2022 and 2021, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Management uses orders and backlog as measures of our current and future business and financial performance. Orders for the three-month period ended June 30, 2022 were $40,300 compared with $20,900 for the same period last year, an increase of $19,400. This increase included $13,700 of additional orders from BN, whose results were only included for one month in the fiscal 2022 first quarter and strong orders from the space industry in the first quarter of fiscal 2023. The remaining $5,700 increase is attributable to the Graham Batavia operations which saw strong demand from its commercial aftermarket and international refinery markets.

The composition of our order book is broad-based and includes noteworthy orders across our Graham Batavia business and Barber-Nichols. Within the $40.3 million of total orders are the following:

•
$10.0 million for commercial aftermarket
•
$7.3 million of combined pump/turbo pump orders to multiple customers in the space industry
•
$7.0 million for vacuum distillation system for a refinery in India
•
$5.6 million of combined orders for critical U.S. Navy submarine and carrier programs

Orders represent written communications received from customers requesting us to supply products and/or services. Domestic orders were 73% of total orders, or $29,300 compared with the first quarter of fiscal 2022 when domestic orders were 74%, or $15,400, of total orders.

Backlog was $260,678 at June 30, 2022, compared with $256,536 at March 31, 2022, a 2% increase or $4,142. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 40% to 50% of orders currently in our backlog are expected to be converted to sales within one year. The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy. At June 30, 2022, 74% of our backlog was attributable to U.S. Navy projects, 11% for refinery project work, 5% for chemical and petrochemical projects, 6% for space projects and 4% for other industrial applications. At March 31, 2022, 76% of our backlog was attributable to U.S. Navy projects, 10% for refinery project work, 5% for chemical and petrochemical projects, 4% for space projects and 5% for other industrial applications.

Outlook

Our objective is to leverage our engineering knowhow and depth of application experience to identify more opportunities for our products and technologies in our targeted markets.

Our expectations for sales and profitability assume that we will be able to operate our production facilities at planned capacity, have access to our global supply chain including our subcontractors, and do not experience significant COVID-19-related disruptions or any other unforeseen events. We project that approximately 40% to 50% of backlog will convert to sales over the next 12 months. We expect the remaining backlog will convert beyond fiscal 2023, which includes a combination of U.S. Navy orders that have a long conversion cycle (up to six years) as well as certain commercial orders, the conversion of which has been extended by our customers. We expect 45% to 50% of our sales in fiscal 2023 to be from the defense market. Defense spending, specifically for the U.S. Navy, is expected to remain steady over the foreseeable future.

Sales in fiscal 2023 are expected to be in the range of $135,000 to $150,000. We expect gross profit margins for the year to be approximately 16% to 17% of sales and SG&A expenses to be 15% to 16% of sales. Adjusted EBITDA is expected to be $6,500 to $9,500 for fiscal 2023. We do believe our second quarter of fiscal 2023 will not benefit as well as the first quarter on mix and deferred expenses, but the second half should normalize to achieve our guidance. We have not reconciled non-GAAP forward-looking Adjusted EBITDA to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliation would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable.

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

As of June 30, 2022, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates, total cost, and establishment of operational milestones which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, accounting for business combinations and intangible assets, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2022.

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

Foreign Currency

As a result of the BN acquisition, international consolidated sales for the first three months of fiscal 2023 were 22% of total sales compared with 31% for the same period of fiscal 2022. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first three months of fiscal 2023 and fiscal 2022, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR).

We have limited exposure to foreign currency purchases. In the first three months of fiscal 2023, our purchases in foreign currencies represented approximately 7% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of June 30, 2022 and March 31, 2022, we held no forward foreign currency contracts.

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

Interest Rate Risk

In connection with the BN acquisition, we entered into a $20,000 five-year term loan and a five-year revolving credit facility with Bank of America. The term loan and revolving credit facility bear interest rates that are tied to BSBY, plus 1.50%, subject to a 0.00% floor. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of June 30, 2022, we had $18,000 outstanding on our term loan, $0 outstanding on our revolving credit facility and no interest rate derivatives outstanding. See ''Debt'' in Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $18,000 of variable rate debt outstanding at June 30, 2022 would have an impact of approximately $180 on our interest expense for fiscal 2023.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our President and Chief Executive Officer (our principal executive officer) and Vice President - Finance and Chief Financial Officer (our principal financial officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.

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

Barber-Nichols Acquisition

On June 1, 2021, we acquired Barber-Nichols, LLC, a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado. For additional information regarding the acquisition, refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the year ended March 31, 2022 does not include Barber-Nichols, LLC. We will include Barber-Nichols, LLC in our annual assessment for the fiscal year ending March 31, 2023.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part 1 – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2022.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer

During the first quarter of fiscal 2023, we directly withheld shares for tax withholding purposes from restricted stock awarded to officers that vested during the period. Common stock repurchases in the quarter ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

4/01/2022-4/30/2022	—	—	—	—
5/01/2022-5/31/2022	1	$7.32	—	—
6/01/2022-6/30/2022	2	$8.22	—	—
	3	$7.98	—	—

Dividend Policy

We do not currently pay a cash dividend on our common stock. Our credit facility with Bank of America contains certain provisions that restrict our payment of cash dividends. Any future determination by our Board of Directors regarding dividends will depend on a variety of factors, including our compliance with the terms of the credit agreement, organic growth and acquisition opportunities, future financial performance, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. There can be no guarantee that we will pay dividends in the future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

#	10.1

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2023 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 23, 2022.

#	10.2

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2023 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 2, 2022.

+#	10.3	Form of Director Restricted Stock Unit Agreement

+#	10.4	Form of Employee Performance Vesting Restricted Stock Unit Agreement

+#	10.5	Form of Employee Time Vesting Restricted Stock Unit Agreement

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

++	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

	+ ++ #	Exhibit filed with this report Exhibit furnished with this report Management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ CHRISTOPHER J. THOME
Christopher J. Thome
Vice President-Finance and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: August 1, 2022