Form 10-Q
period 2022-09-30
GRAHAM CORP
filed 2022-11-07
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

As of November 1, 2022, there were outstanding 10,611,061 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2022 and March 31, 2022 and for the three and six months ended September 30, 2022 and 2021

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Net sales	$38,143	$34,146	$74,218	$54,303
Cost of products sold	32,863	30,703	62,194	49,946
Gross profit	5,280	3,443	12,024	4,357
Other expenses and income:
Selling, general and administrative	5,059	4,973	10,544	9,805
Selling, general and administrative – amortization	273	274	547	365
Other operating income, net	—	(1,102)	—	(1,102)
Operating income (loss)	(52)	(702)	933	(4,711)
Other income, net	(62)	(145)	(125)	(305)
Interest income	(24)	(14)	(32)	(31)
Interest expense	270	129	435	168
Income (loss) before provision (benefit) for income taxes	(236)	(672)	655	(4,543)
Provision (benefit) for income taxes	(40)	(180)	175	(925)
Net income (loss)	$(196)	$(492)	$480	$(3,618)
Per share data
Basic:
Net income (loss)	$(0.02)	$(0.05)	$0.05	$(0.35)
Diluted:
Net income (loss)	$(0.02)	$(0.05)	$0.05	$(0.35)
Weighted average common shares outstanding:
Basic	10,617	10,681	10,614	10,442
Diluted	10,617	10,681	10,618	10,442
Dividends declared per share	$—	$0.11	$—	$0.22

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Net income (loss)	$(196)	$(492)	$480	$(3,618)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(337)	(35)	(680)	93
Defined benefit pension and other postretirement plans net of income tax expense of $37 and $72 for the three months ended September 30, 2022 and 2021, respectively, and $74 and $121 for the six months ended September 30, 2022 and 2021, respectively	131	251	262	421
Total other comprehensive (loss) income	(206)	216	(418)	514
Total comprehensive income (loss)	$(402)	$(276)	$62	$(3,104)

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	March 31, 2022
	(Amounts in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$14,122	$14,741
Trade accounts receivable, net of allowances ($84 and $87 at September 30 and March 31, 2022, respectively)	27,109	27,645
Unbilled revenue	30,670	25,570
Inventories	19,848	17,414
Prepaid expenses and other current assets	2,235	1,391
Income taxes receivable	570	459
Total current assets	94,554	87,220
Property, plant and equipment, net	24,354	24,884
Prepaid pension asset	7,384	7,058
Operating lease assets	7,887	8,394
Goodwill	23,523	23,523
Customer relationships, net	11,013	11,308
Technology and technical know-how, net	9,427	9,679
Other intangible assets, net	8,300	8,990
Deferred income tax asset	2,288	2,441
Other assets	175	194
Total assets	$188,905	$183,691
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt obligations	$2,500	$—
Current portion of long-term debt	2,000	2,000
Current portion of finance lease obligations	23	23
Accounts payable	20,149	16,662
Accrued compensation	9,745	7,991
Accrued expenses and other current liabilities	4,781	6,047
Customer deposits	26,079	25,644
Operating lease liabilities	972	1,057
Income taxes payable	8	—
Total current liabilities	66,257	59,424
Long-term debt	14,625	16,378
Finance lease obligations	—	11
Operating lease liabilities	7,103	7,460
Deferred income tax liability	104	62
Accrued pension and postretirement benefit liabilities	1,663	1,666
Other long-term liabilities	2,187	2,196
Total liabilities	91,939	87,197
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,758 and 10,801 shares issued and 10,611 and 10,636 shares outstanding at September 30 and March 31, 2022, respectively	1,076	1,080
Capital in excess of par value	27,849	27,770
Retained earnings	77,556	77,076
Accumulated other comprehensive loss	(6,889)	(6,471)
Treasury stock (147 and 164 shares at September 30 and March 31, 2022, respectively)	(2,626)	(2,961)
Total stockholders’ equity	96,966	96,494
Total liabilities and stockholders’ equity	$188,905	$183,691

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2022	2021
Operating activities:	(Dollar amounts in thousands)
Net income (loss)	$480	$(3,618)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	1,724	1,399
Amortization	1,238	1,009
Amortization of actuarial losses	336	455
Amortization of debt issuance costs	93	—
Equity-based compensation expense	312	330
Gain on disposal or sale of property, plant and equipment	—	13
Change in fair value of contingent consideration	—	(1,900)
Deferred income taxes	174	693
(Increase) decrease in operating assets:
Accounts receivable	38	(2,289)
Unbilled revenue	(5,283)	(1,944)
Inventories	(2,560)	3,278
Prepaid expenses and other current and non-current assets	(782)	(1,233)
Income taxes receivable	(136)	(2,894)
Operating lease assets	901	432
Prepaid pension asset	(325)	(603)
Increase (decrease) in operating liabilities:
Accounts payable	3,730	(4,477)
Accrued compensation, accrued expenses and other current and non-current liabilities	553	779
Customer deposits	544	1,835
Operating lease liabilities	(840)	(387)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(595)	420
Net cash used by operating activities	(398)	(8,702)
Investing activities:
Purchase of property, plant and equipment	(1,176)	(1,227)
Redemption of investments at maturity	—	5,500
Acquisition of Barber-Nichols, LLC	—	(59,563)
Net cash used by investing activities	(1,176)	(55,290)
Financing activities:
Borrowings of short-term debt obligations	5,000	4,000
Principal repayments on debt	(3,511)	(510)
Proceeds from the issuance of debt	—	20,000
Repayments on lease financing obligations	(136)	(91)
Payment of debt issuance costs	(122)	(150)
Dividends paid	—	(2,353)
Purchase of treasury stock	(22)	(41)
Net cash provided by financing activities	1,209	20,855
Effect of exchange rate changes on cash	(254)	68
Net decrease in cash and cash equivalents	(619)	(43,069)
Cash and cash equivalents at beginning of period	14,741	59,532
Cash and cash equivalents at end of period	$14,122	$16,463

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2022	10,801	$1,080	$27,770	$77,076	$(6,471)	$(2,961)	$96,494
Comprehensive income (loss)				676	(212)		464
Forfeiture of shares	(32)	(3)	3				—
Recognition of equity-based compensation expense			114				114
Purchase of treasury stock						(21)	(21)
Balance at June 30, 2022	10,769	1,077	27,887	77,752	(6,683)	(2,982)	97,051
Comprehensive income (loss)				(196)	(206)		(402)
Issuance of shares							—
Forfeiture of shares	(11)	(1)	1				—
Recognition of equity-based compensation expense			198				198
Issuance of treasury stock			(237)			356	119
Balance at September 30, 2022	10,758	$1,076	$27,849	$77,556	$(6,889)	$(2,626)	$96,966

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929
Comprehensive income (loss)				(3,126)	298		(2,828)
Issuance of shares	135	13	(13)				—
Forfeiture of shares	(9)	(1)	1				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			353				353
Issuance of treasury stock			(194)			9,158	8,964
Purchase of treasury stock						(41)	(41)
Balance at June 30, 2021	10,874	1,087	27,419	85,069	(7,099)	(3,276)	103,200
Comprehensive loss				(492)	216		(276)
Issuance of shares	27	3	(3)				—
Forfeiture of shares	(91)	(9)	9				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			(23)				(23)
Issuance of treasury stock			(63)			191	128
Balance at September 30, 2021	10,810	$1,081	$27,339	$83,400	$(6,883)	$(3,085)	$101,852

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Suzhou, China and Ahmedabad, India at September 30 and March 31, 2022, and its recently acquired wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), located in Arvada, Colorado at September 30, 2022 and for the period June 1, 2021 through March 31, 2022 (See Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2022. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 ("fiscal 2022"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2023 ("fiscal 2023").

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

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company's common stock, representing a value of $8,964 at a price of $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds. The purchase agreement included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, in which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. Subsequent to the acquisition, the earn out agreement was terminated and the contingent liability was reversed into Other operating income, net, on the Company’s Condensed Consolidated Statement of Operations. Prior to the acquisition, BN and Ascent Properties Group, LLC, a related party, entered into a nine year operating lease agreement for an office and manufacturing building in Arvada, Colorado. This lease was acquired as part of the Company's acquisition of BN and has a monthly payment in the amount of $40 with a 3% yearly escalation. Also prior to the acquisition, BN and Ascent Properties Group, LLC entered into a seven-year equipment lease agreement to lease various machinery and equipment. This equipment lease was also acquired as part of the Company's acquisition of BN and has a monthly payment of $16. Acquisition related costs of $93 and $262 were expensed in the three and six month periods ending September 30, 2021, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

The purchase price was allocated to specific intangible assets as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2022
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$787	$11,013
Technology and technical know-how	20 years	10,100	673	9,427
Backlog	4 years	3,900	2,300	1,600
		$25,800	$3,760	$22,040

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Technology and technical know-how and customer relationships are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible asset amortization was $619 and $784 for the three months ended September 30, 2022 and 2021, respectively, and $1,238 and $1,009 for the six months ended September 30, 2022 and 2021, respectively. The estimated annual amortization expense is as follows:

Annual Amortization
Remainder of 2023	$1,238
2024	1,782
2025	1,318
2026	1,095
2027	1,095
2028 and thereafter	15,512
Total intangible amortization	$22,040

The Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 included net sales from BN of $16,486 and $19,957, respectively. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the BN acquisition had occurred at the beginning of the fiscal period presented:

Six Months Ended
September 30, 2021
Net sales	$69,779
Net loss	(2,256)
Loss per share
Basic	$(0.21)
Diluted	$(0.21)

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Product Line	2022	2021	2022	2021
Refining	$7,568	$6,317	$15,443	$10,936
Chemical/Petrochemical	5,804	3,483	11,679	8,086
Defense	14,855	19,798	24,655	26,877
Space	4,306	1,292	10,768	2,017
Other Commercial	5,610	3,256	11,673	6,387
Net sales	$38,143	$34,146	$74,218	$54,303

Geographic Region
Asia	$4,255	$5,483	$8,503	$8,992
Canada	1,707	879	2,704	2,087
Middle East	686	963	1,145	1,575
South America	399	236	1,860	478
U.S.	30,325	26,201	58,494	40,095
All other	771	384	1,512	1,076
Net sales	$38,143	$34,146	$74,218	$54,303

In the current quarter, the Company changed the descriptions of its disaggregated product line information to reflect the way in which management evaluates the business performance of its products and services. The Company's products and services include the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. The prior period results were reclassified to conform with the current period presentation.

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

Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time. Revenue from contracts that is recognized upon shipment accounted for approximately 25% and 20% of revenue for the three-month periods ended September 30, 2022 and 2021, respectively, and revenue from contracts that is recognized over time accounted for approximately 75% and 80% of revenue for the three-month periods ended September 30, 2022 and 2021, respectively. Revenue from contracts that is recognized upon shipment accounted for approximately 30% and 25% of revenue for the six-month periods ended September 30, 2022 and 2021, respectively, and revenue from contracts that is recognized over time accounted for approximately 70% and 75% of revenue for the six-month periods ended September 30, 2022 and 2021, respectively. The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2022	March 31, 2022	Change

Unbilled revenue (contract assets)	$30,670	$25,570	$5,100
Customer deposits (contract liabilities)	(26,079)	(25,644)	(435)
Net contract assets (liabilities)	$4,591	$(74)	$4,665

Contract liabilities at September 30 and March 31, 2022 include $8,588 and $4,216, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at September 30 and March 31, 2022, respectively. Revenue recognized in the three and six months ended September 30, 2022 that was included in the contract liability balance at March 31, 2022 was $ 8,127 and $16,557, respectively. Changes in the net contract liability balance during the six months ended September 30, 2022 were impacted by a $5,100 increase in contract assets, of which $33,220 was due to contract progress offset by invoicing to customers of $28,120. In addition, contract liabilities increased $435 driven by new customer deposits of $16,992 offset by revenue recognized in the current period that was included in the contract liability balance at March 31, 2022.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,777 and $3,182 at September 30 and March 31, 2022, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions. Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized. Capitalized costs, net of amortization, to obtain a contract were $35 and $32 at September 30 and March 31, 2022, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The related amortization expense was $23 and $24 in the three months ended September 30, 2022 and 2021, respectively, and $24 and $34 in the six-month periods ended September 30, 2022 and 2021, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of September 30, 2022, the Company had remaining unsatisfied performance obligations of $313,340. The Company expects to recognize revenue on approximately 40% to 45% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	September 30,	March 31,
	2022	2022
Raw materials and supplies	$4,131	$4,145
Work in process	13,904	11,631
Finished products	1,813	1,638
Total	$19,848	$17,414

NOTE 5 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan"), as approved by the Company’s stockholders at the annual meeting of stockholders on August 11, 2020, provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. However, 13 shares of unvested restricted stock under the 2000 Plan remain subject to the terms of such plan until the time such shares of restricted stock vest or are forfeited.

The following restricted stock units were granted in the six months ended September 30, 2022:

Six Months Ended
September 30,
2022
Officers	$186
Directors	37
$223

112 restricted stock units, granted to officers, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. 56 restricted stock units, granted to officers, vest 33⅓% per year over a three-year term. 18 restricted stock units, granted to an officer, vest 100% on the third anniversary of the grant date. 37 restricted stock units, granted to directors, vest 100% on the first year anniversary of the grant date. No restricted stock units were granted in the three-month period ended September 30, 2022 and 2021.

No restricted stock awards were granted in the three and six-month period ended September 30, 2022. Restricted stock awards for 27 shares were granted in the three-month period ended September 30, 2021, 18 shares of which vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period and 9 shares that vest 33⅓% per year over a three-year term. Restricted stock awards of 162 shares were granted in the six-months period ended September 30, 2021. 88 restricted shares granted to officers in fiscal 2022 vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. 54 restricted shares granted to officers and key employees in fiscal 2022 vest 33⅓% per year over a three-year term. 20 restricted shares granted to directors in the first quarter of fiscal 2022, vest 100% on the first year anniversary of the grant date. No stock option awards were granted in the six-month period ended September 30, 2022 and 2021.

During the three months ended September 30, 2022 and 2021, the Company recognized equity-based compensation costs related to restricted stock awards of $201 and ($22), respectively. The income tax benefit recognized related to equity-based compensation was $44 and ($6) for the three months ended September 30, 2022 and 2021, respectively. During the six months ended September 30, 2022 and 2021, the Company recognized equity-based compensation costs related to restricted stock awards of $306 and $315, respectively. The income tax benefit recognized related to equity-based compensation was $67 and $69 for the six months ended September 30, 2022 and 2021, respectively.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period. As of September 30, 2022, a total of 400 shares of common stock may be purchased under the ESPP. During the three months ended September 30, 2022 and 2021, the Company recognized equity-based compensation costs of ($3) and ($1), respectively, related to the ESPP and ($1) and ($1), respectively, of related tax benefits. During the six-month periods ended September 30, 2022 and 2021, the Company recognized equity-based compensation costs of $6 and $15, respectively, related to the ESPP and $1 and $4, respectively, of related tax benefits.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic income (loss) per share
Numerator:
Net income (loss)	$(196)	$(492)	$480	$(3,618)
Denominator:
Weighted average common shares outstanding	10,617	10,681	10,614	10,442
Basic income (loss) per share	$(0.02)	$(0.05)	$0.05	$(0.35)

Diluted income (loss) per share
Numerator:
Net income (loss)	$(196)	$(492)	$480	$(3,618)
Denominator:
Weighted average common shares outstanding	10,617	10,681	10,614	10,442
Restricted stock units outstanding	—	—	4	—
Weighted average common and potential common shares outstanding	10,617	10,681	10,618	10,442
Diluted income (loss) per share	$(0.02)	$(0.05)	0.05	$(0.35)

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$496	$522	$441	$626
BN warranty accrual acquired	—	—	—	169
Expense (income) for product warranties	13	(5)	90	(21)
Product warranty claims paid	(22)	(68)	(44)	(325)
Balance at end of period	$487	$449	$487	$449

Income of $5 and $21 for product warranties in the three and six months ended September 30, 2021, respectively, resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest paid was $362 and $135 in the six-month periods ended September 30, 2022 and 2021, respectively. Income taxes paid for the six months ended September 30, 2022 and 2021 were $151 and $1,318, respectively.

At September 30, 2022 and 2021, there were $205 and $39, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

The $59,563 of cash utilized for the acquisition of BN included the cash consideration of $61,150, net of cash acquired of $1,587. Upon completion of the final purchase price allocation and after the adjustments made during the measurement period, the cash utilized for the acquisition was $60,282, including cash consideration of $61,150, net of cash acquired of $868. In the three months ended June 30, 2021, non-cash activities included the issuance of 610 treasury shares valued at $8,964, included as part of the consideration for the acquisition.

Non-cash activities included pension adjustments, net of income tax, of $68.

NOTE 9 – EMPLOYEE BENEFIT PLANS:

The components of pension cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$83	$94	$166	$187
Interest cost	308	298	616	598
Expected return on assets	(542)	(682)	(1,085)	(1,364)
Amortization of actuarial loss	165	229	330	442
Net pension cost (benefit)	$14	$(61)	$27	$(137)

The Company made no contributions to its defined benefit pension plan during the six months ended September 30, 2022 and does not expect to make any contributions to the plan for the balance of fiscal 2023.

The components of the postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest cost	$3	$4	$7	$7
Amortization of actuarial loss	3	6	6	12
Net postretirement benefit cost	$6	$10	$13	$19

The Company paid no benefits related to its postretirement benefit plan during the six months ended September 30, 2022. The Company expects to pay benefits of approximately $63 for the balance of fiscal 2023.

The components of net periodic benefit cost other than service cost are included in the line item "Other income, net" in the Condensed Consolidated Statements of Operations.

The Company self-funds the medical insurance coverage it provides to its Batavia based employees. The Company maintains a stop loss insurance policy in order to limit its exposure to claims. The liability of $209 and $164 on September 30, 2022 and March 31, 2022, respectively, related to the self-insured medical plan is primarily based upon claim history and is included in the caption "Accrued compensation" as a current liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2022, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business.

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

NOTE 11 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2018 through 2021 and examination in state tax jurisdictions for the tax years 2017 through 2021. The Company is subject to examination in the People’s Republic of China for tax years 2018 through 2021 and in India for tax year 2018 through 2021.

There was no liability for unrecognized tax benefits at either September 30, 2022 or March 31, 2022.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2022 and 2021 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	$(6,970)	$499	$(6,471)
Other comprehensive income before reclassifications	—	(680)	(680)
Amounts reclassified from accumulated other comprehensive loss	262	—	262
Net current-period other comprehensive income	262	(680)	$(418)
Balance at September 30, 2022	$(6,708)	$(181)	$(6,889)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2021	$(7,698)	$301	$(7,397)
Other comprehensive income before reclassifications	68	93	161
Amounts reclassified from accumulated other comprehensive loss	353	—	353
Net current-period other comprehensive income	421	93	514
Balance at September 30, 2021	$(7,277)	$394	$(6,883)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	September 30,
	2022		2021
Pension and other postretirement benefit items:
Amortization of actuarial income (loss)	$168	(1)	$(236)	(1)	Income (loss) before benefit for income taxes
	37		(53)		Benefit for income taxes
	$131		$(183)		Net income (loss)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Six Months Ended
	September 30,
	2022		2021
Pension and other postretirement benefit items:
Amortization of actuarial loss	$336	(1)	$(455)	(1)	Loss before benefit for income taxes
	74		(102)		Benefit for income taxes
	$262		$(353)		Net loss

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs. See Note 9.

NOTE 13 – LEASES:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of September 30, 2022, the Company did not have any material leases that have been signed but not commenced.

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

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	September 30,	September 30,
	2022	2021
Finance Leases
Weighted-average remaining lease term in years	0.92	1.91
Weighted-average discount rate	10.67%	10.72%

Operating Leases
Weighted-average remaining lease term in years	7.25	7.91
Weighted-average discount rate	3.28%	3.26%

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$5	$5	$10	$10
Interest on lease liabilities	1	2	2	3
Operating lease cost	287	384	671	540
Short-term lease cost	1	10	5	15
Total lease cost	$294	$401	$688	$568

Operating lease costs during the six-month periods ended September 30, 2022 and 2021 were included within cost of sales and selling, general and administrative expenses.

As of September 30, 2022, future minimum payments required under non-cancelable leases were:

	Operating Leases	Finance Leases
Remainder of 2023	$487	$13
2024	1,215	11
2025	1,200	—
2026	1,209	—
2027	1,245	—
2028 and thereafter	3,770	—
Total lease payments	9,126	24

Less – amount representing interest	1,051	1
Present value of net minimum lease payments	$8,075	$23

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

Long term debt is comprised of the following:

	September 30,	March 31,
	2022	2022
Bank of America term loan	$17,500	$18,500
Less: unamortized debt issuance costs	(875)	(122)
	16,625	18,378
Less: current portion	2,000	2,000
Total	$14,625	$16,378

As of September 30, 2022, future minimum payments required were as follows:

Remainder of 2023	$1,000
2024	2,000
2025	2,000
2026	12,500
2027	—
2028 and thereafter	—
Total	$17,500

On June 1, 2021, the Company terminated its revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a five-year revolving credit facility with Bank of America that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option and the bank's approval at any time up to $40,000. As of September 30, 2022 and March 31, 2022, there was $2,500 and $0 outstanding on the line of credit, respectively. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of September 30, 2022, the BSBY rate was 3.9509%. Outstanding letters of credit under this agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. As of September 30, 2022, there was $5,706 letters of credit outstanding with Bank of America.

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

The Company has entered into amendment agreements with Bank of America since origination. Under the amended agreements, the Company is not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to the Company for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2023 and at all times thereafter, all of the Company's deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. The Company covenants to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of September 30, 2022, the Company was in compliance with the amended financial covenants of its loan agreement. At September 30, 2022, the amount available under the revolving credit facility was $7,657, subject to the above liquidity and leverage covenants.

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

On June 1, 2021, the Company entered into an agreement to amend its letter of credit facility agreement with HSBC Bank USA, N.A. and decreased the Company's line of credit from $15,000 to $7,500. Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank's prime rate. The Company's obligations under the agreement are secured by cash held with the bank. As of September 30, 2022, there was $6,442 letters of credit outstanding with HSBC. The agreement is subject to an annual renewal by the bank on July 31 of each year.

Letters of credit outstanding as of September 30, 2022 and March 31, 2022 were $12,148 and $12,233, respectively.

NOTE 15 – OTHER OPERATING INCOME, NET:

On August 9, 2021, the Company and James R. Lines entered into a Severance and Transition Agreement (the "Transaction Agreement") pursuant to which Mr. Lines resigned from his position as the Company’s Chief Executive Officer and as a member of the board of directors, and from positions he held with all Company subsidiaries and affiliates, effective as of the close of business on August 31, 2021. The Transition Agreement provides that for a period of 18 months following the separation date, Mr. Lines is paid his base salary as well as health care premiums. As a result, a liability was recorded in the amount of $798 in Accrued Compensation on the Company’s Condensed Consolidated Balance Sheets and recognized against "Other operating income, net" on the Condensed Consolidated Statements of Operations.

During the second quarter ended September 30, 2021, the Company terminated the earn out agreement related to the acquisition of BN (see Note 2), therefore the Company recognized a change in fair value of the contingent liability in the amount of $1,900, which was included in "Other operating income, net" on the Company’s Condensed Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems primarily for the U.S. Navy. For the space industry, our equipment is used in propulsion, power and energy management systems and for life support systems. Our energy and new energy markets include oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ammonia, ethylene, methanol and downstream chemical facilities.

Our brands are built upon our engineering expertise and close customer collaboration to design, develop, and produce mission critical equipment and systems that enable our customers to meet their economic and operational objectives. Continual improvement of our processes and systems to ensure qualified and compliant equipment are hallmarks of our brand. Our early engagement with customers and support until the end of service life are values upon which our brands are built.

Our corporate headquarters is co-located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the aerospace, cryogenic, defense and energy markets (see "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India and the middle east.

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

The acquisition of BN changed the composition of our end market mix. For the second quarter of fiscal 2023, sales to the defense and space industries were 50% of our business compared with approximately 25% of sales prior to the acquisition. The remaining 50% of our second quarter fiscal 2023 sales came from the refining, chemical/petrochemical and other commercial markets. These markets represented approximately 75% of our sales prior to the acquisition.

The BN transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of common stock, representing a value of $8,964 at $14.69 per share, and cash consideration of $61,150. The cash consideration was funded through cash on-hand and debt proceeds (See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q). The purchase agreement also included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, pursuant to which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. In the second quarter of the fiscal year ended March 31, 2022 (which we refer to as "fiscal 2022"), the earn-out agreement was terminated and the contingent liability was reversed into other operating income, net, on our Condensed Consolidated Statement of Operations. In connection with the termination of this earn-out agreement, we entered into a Performance Bonus Agreement (the "Bonus Agreement") to provide certain employees of BN with performance-based awards based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 and can range between $2,000 to $4,000 per year.

Summary

Highlights for the three months ended September 30, 2022 include:

•
Net sales of $38,143 for the second quarter of fiscal 2023 increased $3,997 or 12% over the prior year period across our diversified revenue base. This increase included growth in our commercial space market which increased $3,014 and our new energy market which increased approximately $1,500 as newly awarded programs continued to ramp up. Additionally, our sales continued to benefit from strong growth in our refining and chemical/petrochemical aftermarket ("commercial aftermarket"), which increased $4,672 compared to the same period in the prior year and is a strategic focus for us. These increases were partially offset by lower defense sales of $4,943 due to project timing.
•
Net loss and loss per diluted share for the second quarter of fiscal 2023 were $196 and $0.02 per share, respectively, compared with a loss of $492 and $0.05 per share, respectively, for the second quarter of fiscal 2022. GAAP results for the second quarter of fiscal 2022 benefitted from the reversal of contingent earn-out of $1,900 offset by $798 of severance costs. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2023 were $325 and $0.03 per share, respectively, compared with an adjusted loss of $639 and $0.06 per share, respectively, for the second quarter of fiscal 2022. See "Non-GAAP Measures" below for a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount. In the second quarter of fiscal 2023, we completed an additional first article U.S. Navy project and remain on schedule to complete the remaining first article projects.
•
Orders booked in the second quarter of fiscal 2023 were $91,511 driven by repeat orders for critical U.S. Navy programs, which are included in total defense orders of $69,598. We believe these U.S. Navy orders validates the investments we made, our position as a key supplier to the defense industry and our customer’s confidence in our execution. Additionally, orders continued to be strong in the commercial aftermarket and space markets which totaled $11,211 and $3,741, respectively, during the second quarter of fiscal 2023.
•
Backlog was $313,340 at September 30, 2022, compared with $260,675 at June 30, 2022. This increase was primarily driven by the orders during the second quarter. Our ratio of orders to net sales during the second quarter of fiscal 2023 was 240%. 79% of our backlog at September 30, 2022 was to the defense industry. For more information on this performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at September 30, 2022 were $14,122, compared with $12,905 at June 30, 2022. This increase was primarily due to cash provided by operating activities of $291, as well as net cash borrowed of $1,989. Cash used for capital expenditures was $892 during the second quarter of fiscal 2023.
•
In the second quarter of fiscal 2023, $0 was returned to shareholders as dividends compared with $1,177 in the second quarter of fiscal 2022. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future, and any determination by our board of directors with respect to dividends will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control.
•
At September 30, 2022, we had $2,500 outstanding on our line of credit. We believe availability under our line of credit, along with our cash balances, provide us adequate financial flexibility to meet our obligations.

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

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on our significant backlog, improved execution, long-standing relationship with the U.S. Navy, defense budget plans, the projected procurement of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics and power systems. We have built a leading position, and in some instances a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels, will lead to demand growth for fossil-based fuels that is less than the global growth rate. Currently, opportunities in the energy markets outside North America have been greater than opportunities inside of North America, but opportunities outside of North America are highly competitive and pricing is challenging. In those instances, we have been selective in the opportunities we have pursued in order to ensure we receive the proper return on our investment. Over the long term, we anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products) to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities), will continue to drive demand for our products and services. The timing and catalyst for a recovery in these markets (crude oil refining and chemical/petrochemical) remain uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging.

Of note, over the last year we have experienced an increase in our energy and chemical aftermarket orders, primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. As such we believe there is the possibility of a cyclical upturn in calendar year 2023 following several years of reduced capital spending in a low oil price environment. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above.

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

We believe that chemical and petrochemical capital investment will continue to decouple from energy investment. Over the long term, we expect that population growth, an expanding global middle class, and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers and related products. As such, we expect investment in new global chemical and petrochemical capacity will improve and drive growth in demand for our products and services over the long term.

Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbo pump systems and components to many of the key players in the industry. We expect that in the long term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market as well. For the first six months of fiscal 2023, sales to the space industry represented 15% of our sales compared to 0% prior to the BN acquisition.

The chart below illustrates our strategy to increase our participation in the defense market. The defense market comprised 79% of our total backlog at September 30, 2022 and generally have longer conversion times than our other markets. We believe this strategy shift provides us more stability and visibility and is especially beneficial when our refining and process markets are weak.

*Note: FYE refers to fiscal year ended March 31

We have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$38,143	$34,146	$74,218	$54,303
Gross profit	$5,280	$3,443	$12,024	$4,357
Gross profit margin	14%	10%	16%	8%
SG&A expenses (1)	$5,332	$5,247	$11,091	$10,170
SG&A as a percent of sales	14%	15%	15%	19%
Net income (loss)	$(196)	$(492)	$480	$(3,618)
Diluted income (loss) per share	$(0.02)	$(0.05)	$0.05	$(0.35)
Total assets	$188,905	$191,836	$188,905	$191,836
Total assets excluding cash and cash equivalents	$174,783	$175,373	$174,783	$175,373

(1)
Selling, general and administrative expenses are referred to as "SG&A".

The Second Quarter and First Six Months of Fiscal 2023 Compared with the Second Quarter and First Six Months of Fiscal 2022

Net sales for the second quarter of fiscal 2023 were $38,143, an increase of 12% from the second quarter of fiscal 2022 and was across our diversified revenue base. This increase included growth in our commercial space market which increased $3,014 and our new energy market which increased approximately $1,500 as newly awarded programs continued to ramp up. Additionally, our sales continued to benefit from strong growth in our commercial aftermarket, which increased $4,672. These increases were partially offset by lower defense sales of $4,943 due to project timing. Domestic sales as a percentage of aggregate sales were 80% in the second quarter of fiscal 2023 compared with 77% in the second quarter of fiscal 2022, reflecting the increase in our defense and commercial space industry businesses which are U.S. based. Sales in the three months ended September 30, 2022 were 20% to the refining industry, 15% to the chemical and petrochemical industries, 39% for the defense industry, 11% to space, and 15% to other commercial and industrial applications which includes sales to the new energy market. Sales in the three months ended September 30, 2021 were 18% to the refining industry, 10% to the chemical and petrochemical industries, 58% for the defense industry, 4% to space, and 10% to other commercial and industrial applications. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects.

Net sales for the first six months of fiscal 2023 were $74,218, an increase of $19,915 or 37% from the first six months of fiscal 2022 and was across our diversified revenue base. Approximately $8,900 of this increase was due to having three months of BN results in the first quarter of fiscal 2023 compared to one month in the first quarter of fiscal 2022. Additionally, our sales continued to benefit from our diversified revenue base including strong growth in commercial aftermarket of approximately $7,000, commercial space market of $3,014 and our new energy market which increased approximately $1,500. These increases were partially offset by lower defense sales of $2,222 due to project timing. Domestic sales as a percentage of aggregate sales were 79% in the first six months of fiscal 2023 compared with 74% in the first six months of fiscal 2022, reflecting the increase in our defense and space industry businesses which are U.S. based. Sales in the six months ended September 30, 2022 were 21% to the refining industry, 16% to the chemical and petrochemical industries, 33% for the defense industry, 15% to space, and 15% to other commercial and industrial applications. Sales in the six months ended September 30, 2021 were 20% to the refining industry, 15% to the chemical and petrochemical industries, 49% for the defense industry, 4% to space, and 12% to other commercial and industrial applications. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin for the second quarter of fiscal 2023 was 14%, compared with 10% for the second quarter of fiscal 2022. Gross profit for the second quarter of fiscal 2023 increased compared with fiscal 2022, to $5,280 from $3,443. These increases were primarily due to an improved mix of sales related to higher margin projects (space and commercial aftermarket) and improved execution and pricing on defense contracts, partially offset by higher incentive compensation. In the second quarter of fiscal 2023, we shipped an additional first article U.S. Navy project and are on schedule to complete the remaining significant first article projects by the end of the first quarter of fiscal 2024.

Gross profit margin for the first six months of fiscal 2023 was 16%, compared with 8% for the first six months of fiscal 2022. Gross profit for the first six months of fiscal 2023 increased compared with fiscal 2022, to $12,024 from $4,357. These increases were primarily due to an improved mix of sales related to higher margin projects (space and commercial aftermarket) and improved execution and pricing on defense contracts, partially offset by higher incentive compensation. In the first six months of fiscal 2023, we completed three first article U.S. Navy projects. In addition to the above, the first six months of fiscal 2023 includes two additional months of operations from BN compared to the first six months of fiscal 2022.

SG&A expense including amortization for the second quarter of fiscal 2023 was $5,332 compared to $5,247 for the second quarter of fiscal 2022. This increase was due to higher incentive compensation, partially offset by cost savings and deferral initiatives. These efforts included reducing the use of outside sales agents, cost management, and delayed hiring of non-critical positions. As a result, SG&A expense as a percentage of sales in the second quarter of fiscal 2023 was 14% of sales compared with 15% of sales in the comparable period in fiscal 2022.

SG&A expense including amortization for the first six months of fiscal 2023 was $11,091 up $921 compared with $10,170 for the first six months of fiscal 2022. Approximately $1,400 of this increase was due to having two additional months of BN results in the first six months of fiscal 2023 compared to the prior year period, as well as higher incentive compensation. These increases were partially offset by cost savings and deferral initiatives which included reducing the use of outside sales agents, cost management and delayed hiring of non-critical positions. As a result, SG&A expense as a percentage of sales in the first six months of fiscal 2023 was 15% of sales compared with 19% of sales in the comparable period in fiscal 2022.

During the second quarter of fiscal 2022, we terminated the BN contingent earn-out agreement and the contingent liability of $1,900 was reversed into other operating income, net, on our Condensed Consolidated Statement of Operations. In connection with the termination of this earn-out agreement, we entered into a Bonus Agreement to provide certain employees of BN with performance-based awards based on results of BN for fiscal years ending March 31, 2024, 2025, and 2026. Additionally, in the second quarter of fiscal 2022 we incurred $798 of severance costs related to the departure of our Chief Executive Officer, which was also recorded into other operating income, net.

Net interest expense for the second quarter of fiscal 2023 was $246 compared to $115 in the second quarter of fiscal 2022 due to an increase in interest rates since the second quarter of fiscal 2022, partially offset by lower debt levels of $4,375 due to repayments made since the second quarter of fiscal 2022.

Net interest expense for the first six months of fiscal 2023 was $403 compared to $137 in the first six months of fiscal 2022 primarily due to increased borrowings related to the BN acquisition, as well as increased interest rates since the first quarter of fiscal 2022.

Our effective tax rate in the second quarter of fiscal 2023 was 17%, compared with 27% in the second quarter of fiscal 2022. Our effective tax rate for the first six months of fiscal 2023 was 27%, compared with 20% for the first six months of fiscal 2022. This increase was primarily due to discrete tax expense recognized in the first quarter of fiscal 2023 related to the vesting of restricted stock awards. Our expected effective tax rate for fiscal 2023 is 21% to 22% as the impact of these discrete tax items on our effective tax rate lessens over the course of fiscal 2023.

The net result of the above is that net loss and loss per diluted share for the second quarter of fiscal 2023 were $196 and $0.02 per share, respectively, compared with a loss of $492 and $0.05 per share, respectively, for the second quarter of fiscal 2022. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2023 were $325 and $0.03 per share, respectively, compared with a loss of $639 and $0.06 per share, respectively, for the second quarter of fiscal 2022. Net income and income per diluted share for the first six months of fiscal 2023 were $480 and $0.05 per share, respectively, compared with a loss of $3,618 and $0.35 per share, respectively, for the first six months of fiscal 2022. Adjusted net income and adjusted net income per diluted share for the first six months of fiscal 2023 were $1,654 and $0.16 per share, respectively, compared with a loss of $3,450 and $0.33 per share, respectively, for the first six months of fiscal 2022. See "Non-GAAP Measures" below for a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.

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

Adjusted EBITDA excludes charges for depreciation, amortization, net interest expense, taxes, acquisition related expenses, and other unusual/nonrecurring expenses. Adjusted net income (loss) and adjusted net income (loss) per diluted share excludes intangible amortization, acquisition related expenses, other unusual/nonrecurring expenses and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share to net income (loss) in accordance with GAAP is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(196)	$(492)	$480	$(3,618)
Acquisition related inventory step-up expense	-	41	-	41
Acquisition & integration costs	-	93	54	262
Change in fair value of contingent consideration	-	(1,900)	-	(1,900)
CEO and CFO transition costs	-	798	-	798
Debt amendment costs	41	-	194	-
Net interest expense	246	115	403	137
Income taxes	(40)	(180)	175	(925)
Depreciation & amortization	1,487	1,588	2,962	2,408
Adjusted EBITDA	$1,538	$63	$4,268	$(2,797)
Adjusted EBITDA margin %	4.0%	0.2%	5.8%	-5.2%

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022		2021
Net income (loss)	$(196)	$(492)	$480		$(3,618)
Acquisition related inventory step-up expense	-	41	-	-	41
Acquisition & integration costs	-	93	54	-	262
Amortization of intangible assets	619	784	1,238		1,009
Change in fair value of contingent consideration	-	(1,900)	-		(1,900)
CEO and CFO transition costs	-	798	-		798
Debt amendment costs	41	-	194		-
Normalize tax rate(1)	(139)	37	(312)		(42)
Adjusted net income (loss)	$325	$(639)	$1,654		$(3,450)
Adjusted diluted earnings (loss) per share	$0.03	$(0.06)	$0.16		$(0.33)

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the full fiscal year expected effective tax rate.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2022	2022
Cash and cash equivalents	$14,122	$14,741
Working capital (1)	28,297	27,796
Working capital ratio(1)	1.4	1.5
Working capital excluding cash and cash equivalents	14,175	13,055
Working capital excluding cash and cash equivalents as a percent of net sales(2)	9.9%	10.6%

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.
(2)
Working capital excluding cash and cash equivalents as a percent of net sales is based upon trailing twelve-month sales, including BN pre-acquisition sales.

Net cash used by operating activities for the first six months of fiscal 2023 was $398 compared with $8,702 of cash used for the first six months of fiscal 2022. This decrease in cash used by operations was primarily due to higher cash net income during the first six months of fiscal 2023 than the comparable prior year period, lower working capital build, and the timing of payments and receipts.

Dividend payments and capital expenditures in the first six months of fiscal 2023 were $0 and $1,176, respectively, compared with $2,353 and $1,227, respectively, for the first six months of fiscal 2022. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future and any determination by our board of directors with respect to dividends will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control. Capital expenditures for fiscal 2023 are expected to be approximately $3,000 to $4,000. Our fiscal 2023 capital expenditures are expected to be primarily for machinery and equipment, as well as for buildings and leasehold improvements to fund our growth and cost improvement initiatives. The majority of our planned capital expenditures are discretionary.

Cash and cash equivalents were $14,122 at September 30, 2022 compared with $14,741 at March 31, 2022, as cash used by operating activities and for capital expenditures were funded with amounts borrowed under our credit facility. At September 30, 2022, approximately $6,400 of our cash and cash equivalents was used to secure our letters of credit and $1,802 of our cash was held by our China and India operations.

On June 1, 2021, we entered into a $20,000 five-year loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

On June 1, 2021, we entered into a five-year revolving credit facility with Bank of America that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank's approval at any time up to $40,000. As of September 30, 2022, there was $2,500 outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of September 30, 2022, the BSBY rate was 3.9509%. As of September 30, 2022, there was $5,706 letters of credit outstanding with Bank of America.

Under the original term loan agreement and revolving credit facility, we covenanted to maintain a maximum total leverage ratio, as defined in such agreements, of 3.0 to 1.0, with an allowable increase to 3.25 to 1.0 for a period of twelve months following the closing of an acquisition. In addition, we covenanted to maintain a minimum fixed charge coverage ratio, as defined in such agreements, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the revolving credit facility, including letters of credit. At December 31, 2021, we were out of compliance with our bank agreement covenants and were granted a waiver for noncompliance by Bank of America.

We entered into amendment agreements with Bank of America since origination. Under the amended agreements, we are not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to us for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2023 and at all times thereafter, all of our deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. We covenant to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of September 30, 2022, we were in compliance with the amended financial covenants of our loan agreement. At September 30, 2022, the amount available under the revolving credit facility was $7,657 subject to the above liquidity and leverage covenants.

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

We did not have any off-balance sheet arrangements as of September 30, 2022 and 2021, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

Management uses orders and backlog as measures of our current and future business and financial performance. Orders represent written communications received from customers requesting us to supply products and/or services. Orders for the three-month period ended September 30, 2022 were $91,511 compared with $31,386 for the same period last year. This increase is attributable to strong demand across all of our diversified revenue base. More specifically, the second quarter of fiscal 2023 order level was driven by:

•
$69,598 from the defense industry driven by repeat orders for critical U.S. Navy programs. Revenue from second quarter fiscal 2023 defense orders is expected to be recognized from fiscal 2024 through fiscal 2026;
•
$8,723 for refining, primarily related to the commercial aftermarket;
•
$3,742 of orders for highly engineered pumps and turbo pumps for a variety of applications and customers in the commercial space industry;
•
Increased orders to the new energy market including hydrogen and solar.

Domestic orders in the second quarter of fiscal 2023 were 93% of total orders compared with the second quarter of fiscal 2022 when domestic orders were 80% of total orders. Our ratio of orders to net sales during the second quarter of fiscal 2023 was 2.4.

During the first six months of fiscal 2023, orders were $131,819, compared with $52,253 for the same period of fiscal 2022. Domestic orders were 87% of total orders in the first six months of fiscal 2023 compared with 77% for the same period of fiscal 2022. Our ratio of orders to net sales for the first six months of fiscal 2023 was 1.78.

Backlog was $313,340 at September 30, 2022, an increase of 22% compared with $256,536 at March 31, 2022. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 40% to 45% of orders currently in our backlog are expected to be converted to sales within one year and 25% to 30% after one year but within two years. The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years). At September 30, 2022, 79% of our backlog was attributable to defense projects, 9% for refinery project work, 4% for chemical and petrochemical projects, 4% for space projects and 4% for other industrial applications. At March 31, 2022, 76% of our backlog was attributable to defense projects, 10% for refinery project work, 5% for chemical and petrochemical projects, 4% for space projects and 5% for other industrial applications.

Outlook

Our objective is to leverage our engineering know-how and depth of application experience to identify more opportunities for our products and technologies in our targeted markets.

Sales in fiscal 2023 are expected to be in the range of $135,000 to $150,000. We expect gross profit margins for the fiscal year to be approximately 16% to 17% of sales and SG&A expenses to be 15% to 16% of sales. Adjusted EBITDA is expected to be $6,500 to $9,500 for fiscal 2023. Our results for the first half of fiscal 2023 were in-line with our expectations and give us confidence we will be able to achieve our full year guidance. Fiscal 2022 and year-to-date fiscal 2023 results were impacted by our large, lower margin, first article U.S. Navy projects and we believe this negative impact will continue through the first quarter of 2024 when the last of these larger first article projects is completed. We expect repeat orders for these larger U.S. Navy projects will be at higher margins through increased pricing and better execution. It is also important to note that the Company's third quarter is typically impacted by lower labor hours due to the holidays.

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

As of September 30, 2022, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

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

Foreign Currency

International consolidated sales for the first six months of fiscal 2023 were 21% of total sales compared with 26% for the same period of fiscal 2022. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first six months of fiscal 2023 and fiscal 2022, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first six months of fiscal 2023, foreign currency exchange rate fluctuations reduced our cash balances by $254 primarily due to the strengthening of the U.S. dollar relative to the Chinese RMB.

We have limited exposure to foreign currency purchases. In the first six months of fiscal 2023, our purchases in foreign currencies represented approximately 7% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of September 30, 2022 and March 31, 2022, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, such as we recently experienced, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In connection with the BN acquisition, we entered into a $20,000 five-year term loan and a five-year revolving credit facility with Bank of America. The term loan and revolving credit facility bear interest rates that are tied to BSBY, plus 1.50%, subject to a 0.00% floor. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of September 30, 2022, we had $17,500 outstanding on our term loan, $2,500 outstanding on our revolving credit facility and no interest rate derivatives outstanding. See ''Debt'' in Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $20,000 of variable rate debt outstanding at September 30, 2022 would have an impact of approximately $200 on our interest expense for fiscal 2023.

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

Barber-Nichols Acquisition

On June 1, 2021, we acquired Barber-Nichols, LLC, a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets, located in Arvada, Colorado. For additional information regarding the acquisition, refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the year ended March 31, 2022 does not include Barber-Nichols, LLC. We plan to include Barber-Nichols, LLC in our annual assessment for the fiscal year ending March 31, 2023.

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

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

+#	10.1	Amended and Restated Performance Bonus Agreement between Graham Acquisition I, LLC and Barber-Nichols, LLC.

+	10.2

Fourth Amendment to Loan Agreement and Waiver dated as of August 2, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A.

+	10.3

Fifth Amendment to Loan Agreement and Waiver dated as of September 6, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

++	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

	+ ++ #	Exhibit filed with this report Exhibit furnished with this report Management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ CHRISTOPHER J. THOME
Christopher J. Thome
Vice President-Finance and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: November 7, 2022