Form 10-Q
period 2022-12-31
GRAHAM CORP
filed 2023-02-06
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Yes ☐ No ☒

As of January 31, 2023, there were outstanding 10,638,041 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2022 and March 31, 2022 and for the three and nine months ended December 31, 2022 and 2021

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$39,873	$28,774	$114,091	$83,077
Cost of products sold	33,646	28,213	95,840	78,159
Gross profit	6,227	561	18,251	4,918
Other expenses and income:
Selling, general and administrative	5,284	4,729	15,828	14,534
Selling, general and administrative – amortization	274	274	821	639
Other operating expense (income), net	—	140	—	(962)
Operating income (loss)	669	(4,582)	1,602	(9,293)
Other income, net	(63)	(111)	(188)	(416)
Interest income	(39)	(12)	(71)	(43)
Interest expense	333	132	768	300
Income (loss) before provision (benefit) for income taxes	438	(4,591)	1,093	(9,134)
Provision (benefit) for income taxes	70	(861)	245	(1,786)
Net income (loss)	$368	$(3,730)	$848	$(7,348)
Per share data
Basic:
Net income (loss)	$0.03	$(0.35)	$0.08	$(0.70)
Diluted:
Net income (loss)	$0.03	$(0.35)	$0.08	$(0.70)
Weighted average common shares outstanding:
Basic	10,611	10,638	10,613	10,507
Diluted	10,660	10,638	10,632	10,507
Dividends declared per share	$—	$0.11	$—	$0.33

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income (loss)	$368	$(3,730)	$848	$(7,348)
Other comprehensive income (loss):
Foreign currency translation adjustment	161	108	(519)	201
Defined benefit pension and other postretirement plans net of income tax expense of $38 and $60 for the three months ended December 31, 2022 and 2021, respectively, and $112 and $182 for the nine months ended December 31, 2022 and 2021, respectively	131	210	393	631
Total other comprehensive income (loss)	292	318	(126)	832
Total comprehensive income (loss)	$660	$(3,412)	$722	$(6,516)

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,215	$14,741
Trade accounts receivable, net of allowances ($71 and $87 at December 31 and March 31, 2022, respectively)	35,019	27,645
Unbilled revenue	33,509	25,570
Inventories	24,077	17,414
Prepaid expenses and other current assets	1,899	1,391
Income taxes receivable	590	459
Total current assets	112,309	87,220
Property, plant and equipment, net	25,248	24,884
Prepaid pension asset	7,547	7,058
Operating lease assets	8,530	8,394
Goodwill	23,523	23,523
Customer relationships, net	10,866	11,308
Technology and technical know-how, net	9,300	9,679
Other intangible assets, net	7,955	8,990
Deferred income tax asset	2,212	2,441
Other assets	167	194
Total assets	$207,657	$183,691
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Current portion of finance lease obligations	17	23
Accounts payable	22,532	16,662
Accrued compensation	10,823	7,991
Accrued expenses and other current liabilities	5,204	6,047
Customer deposits	44,300	25,644
Operating lease liabilities	1,008	1,057
Income taxes payable	27	—
Total current liabilities	85,911	59,424
Long-term debt	12,184	16,378
Finance lease obligations	—	11
Operating lease liabilities	7,759	7,460
Deferred income tax liability	127	62
Accrued pension and postretirement benefit liabilities	1,665	1,666
Other long-term liabilities	2,115	2,196
Total liabilities	109,761	87,197
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,758 and 10,801 shares issued and 10,611 and 10,636 shares outstanding at December 31 and March 31, 2022, respectively	1,076	1,080
Capital in excess of par value	28,119	27,770
Retained earnings	77,924	77,076
Accumulated other comprehensive loss	(6,597)	(6,471)
Treasury stock (147 and 164 shares at December 31 and March 31, 2022, respectively)	(2,626)	(2,961)
Total stockholders’ equity	97,896	96,494
Total liabilities and stockholders’ equity	$207,657	$183,691

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2022	2021
Operating activities:
Net income (loss)	$848	$(7,348)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	2,611	2,232
Amortization of intangible assets	1,857	1,765
Amortization of actuarial losses	504	725
Amortization of debt issuance costs	153	—
Equity-based compensation expense	582	599
Gain on disposal or sale of property, plant and equipment	—	22
Change in fair value of contingent consideration	—	(1,900)
Deferred income taxes	232	152
(Increase) decrease in operating assets:
Accounts receivable	(7,755)	(10,964)
Unbilled revenue	(8,082)	2,186
Inventories	(6,801)	579
Prepaid expenses and other current and non-current assets	(500)	(933)
Income taxes receivable	(137)	(3,423)
Operating lease assets	913	744
Prepaid pension asset	(488)	(905)
Increase (decrease) in operating liabilities:
Accounts payable	5,511	(6,058)
Accrued compensation, accrued expenses and other current and non-current liabilities	2,116	465
Customer deposits	18,776	7,553
Operating lease liabilities	(802)	(663)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	(592)	620
Net cash provided (used) by operating activities	8,946	(14,552)
Investing activities:
Purchase of property, plant and equipment	(2,394)	(1,909)
Redemption of investments at maturity	—	5,500
Acquisition of Barber-Nichols, LLC	—	(59,563)
Net cash used by investing activities	(2,394)	(55,972)
Financing activities:
Borrowings of short-term debt obligations	5,000	9,750
Principal repayments on debt	(8,517)	(1,015)
Proceeds from the issuance of debt	—	20,000
Repayments on financing lease obligations	(205)	(157)
Payment of debt issuance costs	(122)	(150)
Dividends paid	—	(3,524)
Purchase of treasury stock	(22)	(41)
Net cash (used) provided by financing activities	(3,866)	24,863
Effect of exchange rate changes on cash	(212)	120
Net increase (decrease) in cash and cash equivalents	2,474	(45,541)
Cash and cash equivalents at beginning of period	14,741	59,532
Cash and cash equivalents at end of period	$17,215	$13,991

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2022

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2022	10,801	$1,080	$27,770	$77,076	$(6,471)	$(2,961)	$96,494
Comprehensive income (loss)				676	(212)		464
Forfeiture of shares	(32)	(3)	3				—
Recognition of equity-based compensation expense			114				114
Purchase of treasury stock						(21)	(21)
Balance at June 30, 2022	10,769	1,077	27,887	77,752	(6,683)	(2,982)	97,051
Comprehensive loss				(196)	(206)		(402)
Issuance of shares							—
Forfeiture of shares	(11)	(1)	1				—
Recognition of equity-based compensation expense			198				198
Issuance of treasury stock			(237)			356	119
Balance at September 30, 2022	10,758	1,076	27,849	77,556	(6,889)	(2,626)	96,966
Comprehensive income				368	292		660
Recognition of equity-based compensation expense			270				270
Balance at December 31, 2022	10,758	$1,076	$28,119	$77,924	$(6,597)	$(2,626)	$97,896

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2021

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929
Comprehensive income (loss)				(3,126)	298		(2,828)
Issuance of shares	135	13	(13)				—
Forfeiture of shares	(9)	(1)	1				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			353				353
Issuance of treasury stock			(194)			9,158	8,964
Purchase of treasury stock						(41)	(41)
Balance at June 30, 2021	10,874	1,087	27,419	85,069	(7,099)	(3,276)	103,200
Comprehensive (loss) income				(492)	216		(276)
Issuance of shares	27	3	(3)				—
Forfeiture of shares	(91)	(9)	9				—
Dividends				(1,177)			(1,177)
Recognition of equity-based compensation expense			(23)				(23)
Issuance of treasury stock			(63)			191	128
Balance at September 30, 2021	10,810	1,081	27,339	83,400	(6,883)	(3,085)	101,852
Comprehensive (loss) income				(3,730)	318		(3,412)
Dividends				(1,170)			(1,170)
Recognition of equity-based compensation expense			269				269
Balance at December 31, 2021	10,810	$1,081	$27,608	$78,500	$(6,565)	$(3,085)	$97,539

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Suzhou, China and Ahmedabad, India at December 31, 2022 and March 31, 2022, and its recently acquired wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), located in Arvada, Colorado at December 31, 2022 and for the period June 1, 2021 through December 31, 2021 (See Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2022. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 ("fiscal 2022"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2023 ("fiscal 2023").

NOTE 2 – ACQUISITION:

On June 1, 2021, the Company completed its acquisition of Barber-Nichols, LLC, a privately-owned designer and manufacturer of turbomachinery products located in Arvada, Colorado that serves the defense and aerospace industry as well as the energy and cryogenic markets. The Company believes this acquisition furthers its growth strategy through market and product diversification, broadens its offerings and strengthens its presence in the defense industry, builds on its presence in the energy markets and adds capabilities in the space industry.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company's common stock, representing a value of $8,964 at a price of $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds. The purchase agreement included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, in which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. Subsequent to the acquisition, the earn out agreement was terminated and the contingent liability was reversed into other operating expense (income), net, on the Company’s Condensed Consolidated Statement of Operations. Prior to the acquisition, BN and Ascent Properties Group, LLC, a related party, entered into a nine year operating lease agreement for an office and manufacturing building in Arvada, Colorado. This lease was acquired as part of the Company's acquisition of BN and has a monthly payment in the amount of $40 with a 3% yearly escalation. Also prior to the acquisition, BN and Ascent Properties Group, LLC entered into a seven-year equipment lease agreement to lease various machinery and equipment. This equipment lease was also acquired as part of the Company's acquisition of BN and has a monthly payment of $16. Acquisition related costs of $111 and $373 were expensed in the three and nine months ending December 31, 2021, respectively, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon its estimated fair value at the date of acquisition. The following table summarizes the final purchase price allocation, after adjustments were recorded in the measurement period, of the assets acquired and liabilities assumed:

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

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, backlog and tradename. Backlog and trade name are included in the line item "Other intangible assets, net" in the Condensed Consolidated Balance Sheets. The fair value of customer relationships was calculated using an income approach, specifically the Multi Period Excess Earning method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. The fair value of trade name and technology and technical know-how were both calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset. The fair value of backlog was determined using a net realizable value methodology, and was computed as the present value of the expected sales attributable to backlog less the remaining costs to fulfill the backlog.

The purchase price was allocated to specific intangible assets as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2022
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$934	$10,866
Technology and technical know-how	20 years	10,100	800	9,300
Backlog	4 years	3,900	2,645	1,255
		$25,800	$4,379	$21,421

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Technology and technical know-how and customer relationships are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible amortization was $619 and $756 for the three months ended December 31, 2022 and 2021, respectively, and $1,857 and $1,765 for the nine months ended December 31, 2022 and 2021, respectively. The estimated annual amortization expense is as follows:

Annual Amortization
Remainder of 2023	$619
2024	1,782
2025	1,318
2026	1,095
2027	1,095
2028 and thereafter	15,512
Total intangible amortization	$21,421

The Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2021 includes net sales of BN of $11,968 and $31,925, respectively. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the BN acquisition had occurred at the beginning of each of the fiscal periods presented:

Nine Months Ended
December 31, 2021
Net sales	$94,890
Net loss	(5,902)
Loss per share
Basic	$(0.55)
Diluted	$(0.55)

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Product Line	2022	2021	2022	2021
Refining	$6,497	$3,958	$21,940	$14,894
Chemical/Petrochemical	3,927	3,047	15,606	11,132
Defense	21,687	16,598	46,342	43,475
Space	3,510	1,449	14,278	3,466
Other Commercial	4,252	3,722	15,925	10,110
Net sales	$39,873	$28,774	$114,091	$83,077

Geographic Region
Asia	$4,226	$1,493	$12,729	$10,485
Canada	557	924	3,261	3,011
Middle East	621	628	1,766	2,202
South America	649	242	2,509	720
U.S.	33,163	24,737	91,657	64,832
All other	657	750	2,169	1,827
Net sales	$39,873	$28,774	$114,091	$83,077

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

The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management. Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but represent the majority of revenue, is recognized over time. The following table presents the Company's revenue percentages disaggregated by revenue recognized over time or upon shipment:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenue recognized over time	80%	75%	73%	75%
Revenue recognized at shipment	20%	25%	27%	25%

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2022	March 31, 2022	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$33,509	$25,570	$7,939	$58,274	$50,335
Customer deposits (contract liabilities)	(44,300)	(25,644)	(18,656)	22,918	41,574
Net contract (liabilities) assets	$(10,791)	$(74)	$(10,717)

Contract liabilities at December 31, and March 31, 2022 include $15,040 and $4,216, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at December 31, and March 31, 2022, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,723 and $3,182 at December 31, and March 31, 2022, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions. Commissions paid to employees and sales agents are capitalized when paid and amortized to selling, general and administrative expense when the related revenue is recognized. Capitalized costs, net of amortization, to obtain a contract were $27 and $32 at December 31, and March 31, 2022, respectively, and are included in the line item "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets. The related amortization expense was $12 in each of the three months ended December 31, 2022 and 2021, and $36 and $46 in the nine months ended December 31, 2022 and 2021, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of December 31, 2022, the Company had remaining unsatisfied performance obligations of $293,671. The Company expects to recognize revenue on approximately 40% to 50% of the remaining performance obligations within one year, 20% to 30% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	December 31,	March 31,
	2022	2022
Raw materials and supplies	$4,173	$4,145
Work in process	18,425	11,631
Finished products	1,479	1,638
Total	$24,077	$17,414

NOTE 5 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan"), as approved by the Company’s stockholders at the annual meeting of stockholders on August 11, 2020, provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors. The shares available for issuance under the 2020 Plan include 112 shares that remained available under the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the"2000 Plan"), at the time the 2020 Plan was adopted. As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. However, 13 shares of unvested restricted stock under the 2000 Plan remains subject to the terms of such plan until the time such shares of restricted stock vest or are forfeited.

The following restricted stock units were granted in the nine months ended December 31, 2022:

Nine Months Ended
December 31,
2022
Officers	$186
Directors	37
$223

112 restricted stock units, granted to officers, vest 100% on the third anniversary of the grant date subject to the satisfaction of the performance metrics for the applicable three-year period. 56 restricted stock units, granted to officers, vest 33⅓% per year over a three-year term. 18 restricted stock units, granted to an officer, vest 100% on the third anniversary of the grant date. 37 restricted stock units, granted to directors, vest 100% on the first year anniversary of the grant date. No restricted stock units were granted in the nine months ended December 31, 2021.

No restricted stock awards were granted in the three-month periods ended December 31, 2022 and 2021. 162 restricted stock awards were granted in the nine-month period ended December 31, 2021. 88 restricted shares were granted to officers in fiscal 2022 that vest 100% on the third anniversary of the grant date, subject to the satisfaction of the performance metrics for the applicable three-year period. 54 restricted shares granted to officers and key employees in fiscal 2022 vest 33⅓% per year over a three-year term. 20 restricted shares granted to directors in fiscal 2022 vest 100% on the first year anniversary of the grant date. No stock option awards were granted in the nine-month periods ended December 31, 2022 and 2021.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of December 31, 2022, a total of 400 shares of common stock may be purchased under the ESPP.

The Company has recognized equity-based compensation costs as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Restricted stock awards	$106	$260	$201	$575
Restricted stock units	157	—	368	—
Employee stock purchase plan	7	9	13	24
	$270	$269	$582	$599

Income tax benefit recognized	$60	$59	$128	$132

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Basic income (loss) per share
Numerator:
Net income (loss)	$368	$(3,730)	$848	$(7,348)
Denominator:
Weighted average common shares outstanding	10,611	10,638	10,613	10,507
Basic income (loss) per share	$0.03	$(0.35)	$0.08	$(0.70)

Diluted income (loss) per share
Numerator:
Net income (loss)	$368	$(3,730)	$848	$(7,348)
Denominator:
Weighted average common shares outstanding	10,611	10,638	10,613	10,507
Restricted stock units outstanding	49	—	19	—
Weighted average common and potential common shares outstanding	10,660	10,638	10,632	10,507
Diluted income (loss) per share	$0.03	$(0.35)	0.08	$(0.70)

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Balance at beginning of period	$487	$449	$441	$626
BN warranty accrual acquired	—	—	—	169
Expense (income) for product warranties	238	19	326	(2)
Product warranty claims paid	(4)	(35)	(46)	(360)
Balance at end of period	$721	$433	$721	$433

Income of $2 for product warranties in the nine months ended December 31, 2021 resulted from the reversal of provisions made that were no longer required due to lower claims experience.

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest paid was $722 and $263 in the nine-month periods ended December 31, 2022 and 2021, respectively. Income taxes paid for the nine months ended December 31, 2022 and 2021 were $160 and $1,388, respectively.

At December 31, 2022 and 2021, there were $768 and $80, respectively, of capital purchases that were recorded in accounts payable and are not included in the caption "Purchase of property, plant and equipment" in the Condensed Consolidated Statements of Cash Flows.

The $59,563 of cash utilized for the acquisition of BN included cash consideration of $61,150, net of cash acquired of $1,587. Upon completion of the final purchase price allocation and after the adjustments made during the measurement period, the cash utilized for the acquisition was $60,282, including cash consideration of $61,150, net of cash acquired of $868. In the nine months ended December 31, 2021, non-cash activities included the issuance of 610 treasury shares valued at $8,964, included as part of the consideration for the acquisition.

In the nine months ended December 31, 2021, non-cash activities included pension adjustments, net of income tax, of $68.

NOTE 9 – COMMITMENTS AND CONTINGENCIES:

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

As of December 31, 2022, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business.

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

NOTE 10 – INCOME TAXES:

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

There was no liability for unrecognized tax benefits at either December 31, 2022 or March 31, 2022.

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2022 and 2021 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	$(6,970)	$499	$(6,471)
Other comprehensive loss before reclassifications	—	(519)	(519)
Amounts reclassified from accumulated other comprehensive loss	393	—	393
Net current-period other comprehensive income (loss)	393	(519)	$(126)
Balance at December 31, 2022	$(6,577)	$(20)	$(6,597)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2021	$(7,698)	$301	$(7,397)
Other comprehensive income before reclassifications	68	201	269
Amounts reclassified from accumulated other comprehensive loss	563	—	563
Net current-period other comprehensive income	631	201	832
Balance at December 31, 2021	$(7,067)	$502	$(6,565)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	December 31,
	2022		2021
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(169)	(1)	$(270)	(1)	Loss before benefit for income taxes
	(38)		(60)		Benefit for income taxes
	$(131)		$(210)		Net loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Nine Months Ended
	December 31,
	2022		2021
Pension and other postretirement benefit items:
Amortization of actuarial loss	$(505)	(1)	$(725)	(1)	Loss before benefit for income taxes
	(112)		(162)		Benefit for income taxes
	$(393)		$(563)		Net loss

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 12 – LEASES:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of December 31, 2022, the Company did not have any material leases that have been signed but not commenced.

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

The Company previously entered into related party operating leases with Ascent Properties Group, LLC ("Ascent"), for an office and manufacturing building in Arvada, Colorado, as well as machinery and equipment. During the third quarter of fiscal 2023, the Company entered into another lease with Ascent for another manufacturing building in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $211 and $632 during the three and nine-month periods ended December 31, 2022, respectively, and is obligated to make payments of $211 during the remainder of fiscal 2023. Future fixed minimum lease payments under these leases as of December 31, 2022 are $6,738.

The discount rate implicit within the Company’s leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	December 31,	December 31,
	2022	2021
Finance Leases
Weighted-average remaining lease term in years	0.67	1.67
Weighted-average discount rate	10.67%	10.67%

Operating Leases
Weighted-average remaining lease term in years	7.22	7.72
Weighted-average discount rate	3.25%	3.27%

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$5	$5	$15	$15
Interest on lease liabilities	—	1	2	4
Operating lease cost	355	384	1,026	924
Short-term lease cost	6	3	11	18
Total lease cost	$366	$393	$1,054	$961

Operating lease costs during the nine months ended December 31, 2022 and 2021 were included within cost of sales and selling, general and administrative expenses.

As of December 31, 2022, future minimum payments required under non-cancelable leases were:

	Operating Leases	Finance Leases
Remainder of 2023	$301	$6
2024	1,293	11
2025	1,298	—
2026	1,309	—
2027	1,349	—
2028 and thereafter	4,328	—
Total lease payments	9,878	17

Less – amount representing interest	1,111	1
Present value of net minimum lease payments	$8,767	$16

NOTE 13 – DEBT:

On June 1, 2021, the Company entered into a $20,000 five-year term loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

Long term debt is comprised of the following:

	December 31,	March 31,
	2022	2022
Bank of America term loan	$15,000	$18,500
Less: unamortized debt issuance costs	(816)	(122)
	14,184	18,378
Less: current portion	2,000	2,000
Total	$12,184	$16,378

As of December 31, 2022, future minimum payments required were as follows:

Remainder of 2023	$500
2024	2,000
2025	2,000
2026	10,500
2027	—
2028 and thereafter	—
Total	$15,000

On June 1, 2021, the Company terminated its revolving credit facility agreement with JPMorgan Chase Bank, N.A. and entered into a five-year revolving credit facility with Bank of America that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option and the bank's approval at any time up to $40,000. As of December 31, 2022 and March 31, 2022, there was $0 outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of December 31, 2022, the BSBY rate was 3.95916%. Outstanding letters of credit under this agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. As of December 31, 2022, there was $5,954 letters of credit outstanding with Bank of America.

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

The Company has entered into amendment agreements with Bank of America since origination. Under the amended agreements, the Company is not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to the Company for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2023 and at all times thereafter, all of the Company's deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. The Company covenants to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of December 31, 2022, the Company was in compliance with the amended financial covenants of its loan agreement. At December 31, 2022, the amount available under the revolving credit facility was $9,926, subject to the above liquidity and leverage covenants.

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

On June 1, 2021, the Company entered into an agreement to amend its letter of credit facility agreement with HSBC Bank USA, N.A. and decreased the Company's line of credit from $15,000 to $7,500. Under the amended agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank's prime rate. The Company's obligations under the agreement are secured by cash held with the bank. As of December 31, 2022, there was $6,471 letters of credit outstanding with HSBC. The agreement is subject to an annual renewal by the bank on July 31 of each year.

Letters of credit outstanding as of December 31, 2022 and March 31, 2022 were $12,578 and $12,233, respectively.

NOTE 14 – OTHER OPERATING EXPENSE (INCOME), NET:

On November 29, 2021, the Company and Jeffrey F. Glajch entered into a Severance and Transition Agreement (the "Agreement") pursuant to which Mr. Glajch agreed to retire from his position the earlier of June 30, 2022 or as of a date upon which the Company and Mr. Glajch otherwise mutually agreed. As a result, each month an expense of $70 is recognized and included in other operating expense (income), net on the Condensed Consolidated Statements of Operations. At December 31, 2021, the related liability of $140 was included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

On August 9, 2021, the Company and James R. Lines entered into a Severance and Transition Agreement (the "Transition Agreement") pursuant to which Mr. Lines resigned from his position as the Company’s Chief Executive Officer and as a member of the Company's Board of Directors, and from positions he held with all Company subsidiaries and affiliates, effective as of the close of business on August 31, 2021. The Transition Agreement provides that for a period of 18 months following the separation date, Mr. Lines is paid his base salary as well as health care premiums. As a result, a liability was recorded in the amount of $798 in Accrued Compensation on the Company’s Condensed Consolidated Balance Sheets and recognized against other operating expense (income), net on the Condensed Consolidated Statements of Operations.

During the second quarter ended September 30, 2021, the Company terminated the earn out agreement related to the acquisition of BN (see Note 2), therefore the Company recognized a change in fair value of the contingent liability in the amount of $1,900, which was included in other operating expense (income), net on the Company’s Condensed Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems primarily for the U.S. Navy. For the space industry, our equipment is used in propulsion, power and energy management systems and for life support systems. Our energy and new energy markets include oil refining, cogeneration, and multiple alternative and clean power applications, including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ammonia, ethylene, methanol and downstream chemical facilities.

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

Our current fiscal year ends March 31, 2023 ("fiscal 2023").

Acquisition

We completed the acquisition of BN on June 1, 2021, which changed the composition of our end market mix. For the nine months ended December 31, 2022, sales to the defense and space industries were 53% of our business compared with approximately 25% of sales prior to the acquisition. The remaining 47% of our third quarter fiscal 2023 sales came from the refining, chemical/petrochemical and other commercial markets. These markets represented approximately 75% of our sales prior to the acquisition.

The BN transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of common stock, representing a value of $8,964 at $14.69 per share, and cash consideration of $61,150. The cash consideration was funded through cash on-hand and debt proceeds (See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q). The purchase agreement also included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, pursuant to which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. In the second quarter of the fiscal year ended March 31, 2022 ("fiscal 2022"), the earn-out agreement was terminated and the contingent liability was reversed into other operating expense (income), net, on our Condensed Consolidated Statement of Operations. In connection with the termination of this earn-out agreement, we entered into a Performance Bonus Agreement (the "Bonus Agreement") to provide certain employees of BN with performance-based awards based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 and can range between $2,000 to $4,000 per year.

Summary

Highlights for the three months ended December 31, 2022 include:

•
Net sales of $39,873 for the third quarter of fiscal 2023 increased $11,099 or 39% over the prior year period across our diversified revenue base. This increase included growth in our defense market of $5,089 due to improved execution and the timing of the achievement of project milestones, growth in our commercial space market of $2,061 as newly awarded programs continued to ramp up and growth in our refining market of $2,539 due to continued strength in our commercial aftermarket.
•
Net income and net income per diluted share for the third quarter of fiscal 2023 were $368 and $0.03 per share, respectively, compared with a loss of $3,730 and $0.35 per share, respectively, for the third quarter of fiscal 2022. This increase over the prior year was driven by an improved mix of sales related to higher margin projects (commercial space and aftermarket)

and improved execution. Results for the third quarter of fiscal 2022 included the impact of first article U.S. Navy project labor and material cost overruns. In the third quarter of fiscal 2023, we completed an additional first article U.S. Navy project, and remain on schedule to complete the remaining first article projects by the end of the second quarter of our fiscal year ended March 31, 2024 ("fiscal 2024"). During the first nine months of fiscal 2023, we shipped four first article units.
•
Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2023 were $857 and $0.08 per share, respectively, compared with an adjusted loss and adjusted loss per diluted share of $2,903 and $0.27 per share, respectively, for the third quarter of fiscal 2022. See "Non-GAAP Measures" below for a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.
•
Orders booked in the third quarter of fiscal 2023 were $20,044 compared to $67,964 in the third quarter of fiscal 2022. This decrease was primarily due to project timing and the variable order patterns for our larger energy, space and defense customers. For the first nine months of fiscal 2023, orders were $151,863 and our ratio of orders to net sales was 133%. We believe the repeat U.S. Navy orders received during the year validates the investments we made, our position as a key supplier to the defense industry, and our customer’s confidence in our execution. Additionally, orders continued to be strong in the commercial aftermarket which increased 6% during the third quarter of fiscal 2023. For additional information on this performance indicator, see "Orders and Backlog" below.
•
Backlog was $293,671 at December 31, 2022, compared with $313,340 at September 30, 2022. This decrease was primarily due to the lower amount of orders during the third quarter of fiscal 2023. 80% of our backlog at December 31, 2022 was to the defense industry, which we believe provides stability and visibility to our business. For additional information on this performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at December 31, 2022 was $17,215, compared with $14,122 at September 30, 2022. This increase was primarily due to cash provided by operating activities of $9,344, partially offset by repayments of debt of $5,000 and $1,200 of capital expenditures as we invest in longer-term growth opportunities. Cash provided by operating activities includes a $7,750 customer deposit received for material purchases on a long-term defense contract that will be paid over the next twelve months as materials are received.
•
In the third quarter of fiscal 2023, we did not pay dividends to shareholders compared with $1,170 of dividends issued in the third quarter of fiscal 2022. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future, and any determination by our board of directors with respect to dividends will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control.
•
At December 31, 2022, we had $0 outstanding on our line of credit. We believe cash flow from operations, availability under our line of credit, along with our cash balances, provide us adequate financial flexibility to meet our obligations. As of December 31, 2022, our bank leverage ratio calculated in accordance with our amended credit agreement was 2.5 and we were in compliance with all financial covenants of that agreement. For additional information see "Liquidity and Capital Resources" below.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are forward-looking statements for purposes of this report. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "may," "intend," "expect," "outlook," "plan," "predict," "project," "potential," "should," "will," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including, but not limited to, those described in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for fiscal 2022 and elsewhere in the reports we file with the SEC. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Quarterly Report on Form 10-Q (the "Form 10-Q") completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

All forward-looking statements included in this Form 10-Q are made only as of the date indicated or as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on our significant backlog, improved execution, long-standing relationship with the U.S. Navy, the projected procurement of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics and power systems. We have built a leading position, and in some instances a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the changes in the energy markets, which are influenced by conservation and the increasing use of alternative fuels, will lead to demand growth for fossil-based fuels that is less than the global growth rate. Currently, opportunities in the energy markets outside North America have been greater than opportunities inside of North America, but opportunities outside of North America are highly competitive and pricing is challenging. In those instances, we have been selective in the opportunities we have pursued in order to ensure we receive the proper returns. Over the long term, we anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products) to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities), will continue to drive demand for our products and services. The timing and catalyst for a recovery in these markets (crude oil refining and chemical/petrochemical) remain uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging.

Of note, over the last year we have experienced an increase in our energy and chemical aftermarket orders, primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. As such, we believe there is the possibility of a cyclical upturn following several years of reduced capital spending in a low oil price environment. Additionally, the financial performance of some of our larger energy customers has improved as of late, which may provide funding for capital spending. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above.

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

Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbo pump systems and components to many of the key players in the industry. We expect that in the long term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market as well. For the first nine months of fiscal 2023, sales to the space industry represented 12.5% of our sales compared to 0% prior to the BN acquisition. However, sales and orders to the space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. Thus, future revenue and growth to this market can be uncertain and may negatively impact our business.

The chart below illustrates our strategy to increase our participation in the defense market. The defense market comprised 80% of our total backlog at December 31, 2022 and generally have longer conversion times than our other markets. We believe this strategy shift provides us more stability and visibility and is especially beneficial when our refining and process markets are weak.

*Note: FYE refers to fiscal year ended March 31

We have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs, due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events, including the ongoing war between Russia and the Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. In addition, the U.S. federal debt ceiling crisis and central bank monetary policies could result in an economic recession and impact our results of operations. While there could ultimately be a material impact on our operations and liquidity from these events, at the time of this report, the impact could not be determined.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$39,873	$28,774	$114,091	$83,077
Gross profit	$6,227	$561	$18,251	$4,918
Gross profit margin	16%	2%	16%	6%
SG&A expenses (1)	$5,558	$5,003	$16,649	$15,173
SG&A as a percent of sales	14%	17%	15%	18%
Net income (loss)	$368	$(3,730)	$848	$(7,348)
Diluted income (loss) per share	$0.03	$(0.35)	$0.08	$(0.70)
Total assets	$207,657	$196,080	$207,657	$196,080
Total assets excluding cash and cash equivalents	$190,442	$182,089	$190,442	$182,089

(1)
Selling, general and administrative expenses are referred to as "SG&A".

The following tables provides our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

Net sales for the third quarter of fiscal 2023 were $39,873, an increase of 39% from the third quarter of fiscal 2022 and was across our diversified revenue base. The growth in our defense market was due to improved execution and the timing of the achievement of project milestones, while the growth in our commercial space market was driven by newly awarded programs, which continue to ramp up. Growth in our refining market was primarily due to strength in our commercial aftermarket as customers continue to maintain their facilities without making significant capital investments. Domestic sales as a percentage of net sales remained relatively consistent with the prior year at 83% for the third quarter of fiscal 2023 and were primarily to the defense and space markets, which represented 54% and 9% of net sales, respectively, for the third quarter of fiscal 2023 and are U.S. based. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects.

Net sales for the first nine months of fiscal 2023 were $114,091, an increase of 37% from the first nine months of fiscal 2022 and was across our diversified revenue base. Approximately $8,900 of this increase was due to having three months of BN results in the first quarter of fiscal 2023 compared to one month in the first quarter of fiscal 2022. Additionally, net sales benefitted from strong growth in commercial aftermarket sales of approximately $10,000 in comparison to the prior year, which is included in our refining and chemical/petrochemical markets, and growth in our commercial space market which was driven by newly awarded programs. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin for the third quarter of fiscal 2023 was 16%, compared with 2% for the third quarter of fiscal 2022. This increase was primarily due to an improved mix of sales related to higher margin projects (commercial space and aftermarket) and improved execution and pricing on defense contracts, partially offset by higher incentive based compensation. Results for the third quarter of fiscal 2022 included the impact of first article Navy project labor and material cost overruns. In the third quarter of fiscal 2023, we completed an additional first article U.S. Navy project, and remain on schedule to complete the remaining first article projects by the end of the second quarter of fiscal 2024.

Gross profit margin for the first nine months of fiscal 2023 was 16%, compared with 6% for the first nine months of fiscal 2022. This increase was primarily driven by the same factors impacting the quarter results discussed above. In the first nine months of fiscal 2023, we completed four first article U.S. Navy projects. In addition to the above, the first nine months of fiscal 2023 includes two additional months of operations from BN compared to the first nine months of fiscal 2022.

SG&A expense including amortization for the third quarter of fiscal 2023 was $5,558 compared to $5,003 for the third quarter of fiscal 2022. This increase was due to higher incentive compensation, partially offset by cost savings and deferred initiatives. These efforts included reducing the use of outside sales agents, cost management, and delayed hiring of non-critical positions. Additionally, the third quarter of fiscal 2022 included $111 of acquisition and integration costs incurred in connection with the BN acquisition. As a result, SG&A expense as a percentage of sales in the third quarter of fiscal 2023 was 14% of sales compared with 17% of sales in the prior year period.

SG&A expense including amortization for the first nine months of fiscal 2023 was $16,649 up $1,476 compared with $15,173 for the first nine months of fiscal 2022. Approximately $1,400 of this increase was due to having two additional months of BN results in the first nine months of fiscal 2023 compared to the prior year period, as well as higher incentive compensation. These increases were partially offset by cost savings and deferred initiatives, which included reducing the use of outside sales agents, cost management and delayed hiring of non-critical positions. Additionally, SG&A expense for the first nine months of fiscal 2022 included $373 of acquisition and integration costs incurred in connection with the BN acquisition. As a result, SG&A expense as a percentage of sales in the first nine months of fiscal 2023 was 15% of sales compared with 18% of sales in the prior year period.

During the second quarter of fiscal 2022, we terminated the BN contingent earn-out agreement and the contingent liability of $1,900 was reversed into other operating expense (income), net, on our Condensed Consolidated Statement of Operations. In connection with the termination of this earn-out agreement, we entered into a Bonus Agreement to provide certain employees of BN with performance-based awards based on results of BN for fiscal years ending March 31, 2024, 2025, and 2026. Additionally, in the second and third quarters of fiscal 2022 we incurred $798 and $140, respectively, of severance costs related to the departure of our former Chief Executive Officer and former Chief Financial Officer, which was also recorded into other operating expense (income), net.

Net interest expense for the third quarter of fiscal 2023 was $294 compared to $120 in the third quarter of fiscal 2022 due to an increase in interest rates since the third quarter of fiscal 2022, partially offset by lower debt levels of $14,566 due to repayments made since the third quarter of fiscal 2022.

Net interest expense for the first nine months of fiscal 2023 was $697 compared to $257 in the first nine months of fiscal 2022 primarily due to the borrowings related to the BN acquisition, as well as increased interest rates since the time of the acquisition.

Our effective tax rate in the third quarter of fiscal 2023 was 16%, compared with 19% in the third quarter of fiscal 2022. Our effective tax rate for the first nine months of fiscal 2023 was 22%, compared with 20% for the first nine months of fiscal 2022. This increase was primarily due to discrete tax expense recognized in the first quarter of fiscal 2023 related to the vesting of restricted stock awards. Our expected effective tax rate for fiscal 2023 is approximately 23% due to an expected higher mix of income in higher tax rate jurisdictions.

The net result of the above is that net income and earnings per diluted share for the third quarter of fiscal 2023 were $368 and $0.03 per share, respectively, compared with a loss of $3,730 and $0.35 per share, respectively, for the third quarter of fiscal 2022. Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2023 were $857 and $0.08 per share, respectively, compared with a loss of $2,903 and $0.27 per share, respectively, for the third quarter of fiscal 2022. See "Non-GAAP Measures" below for a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.

Net income and net income per diluted share for the first nine months of fiscal 2023 were $848 and $0.08 per share, respectively, compared with a loss of $7,348 and $0.70 per share, respectively, for the first nine months of fiscal 2022. Adjusted net income and adjusted net income per diluted share for the first nine months of fiscal 2023 were $2,511 and $0.24 per share, respectively, compared with a loss of $6,353 and $0.60 per share, respectively, for the first nine months of fiscal 2022. See "Non-GAAP Measures" below for a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted earnings (loss) before net interest expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income (loss), and adjusted net income (loss) per diluted share are provided for information purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP"). Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, those charges and credits that are not directly related to operating performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income (loss) or net income (loss) per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income (loss) or net income (loss) per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted EBITDA is a basis for a portion of management's performance-based compensation.

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

A reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share to net income (loss) in accordance with GAAP is as follows:

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	December 31,	March 31,
	2022	2022
Cash and cash equivalents	$17,215	$14,741
Working capital (1)	26,398	27,796
Working capital ratio(1)	1.3	1.5
Working capital excluding cash and cash equivalents	9,183	13,055
Working capital excluding cash and cash equivalents as a percent of net sales(2)	6.0%	10.6%

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.
(2)
Working capital excluding cash and investments as a percent of net sales is based upon trailing twelve month sales, including BN pre-acquisition sales.

Net cash provided by operating activities for the first nine months of fiscal 2023 was $8,946 compared with $14,552 of cash used by operating activities for the first nine months of fiscal 2022. This increase was primarily due to higher cash net income during the first nine months of fiscal 2023 than the comparable prior year period, as well as lower net working capital levels. In the third quarter of fiscal 2023 we collected a $7,750 customer deposit related to material purchases for a large U.S. Navy order that will be paid over the next twelve months as materials are received. Net repayment of debt for the first nine months of fiscal 2023 was $3,517 compared to a net borrowing of $28,735 for the comparable period in fiscal 2022 primarily due to the cash used for the acquisition of BN of $59,563.

Dividend payments and capital expenditures in the first nine months of fiscal 2023 were $0 and $2,394, respectively, compared with $3,524 and $1,909, respectively, for the first nine months of fiscal 2022. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future and any determination by our board of directors with respect to dividends will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control. Capital expenditures for fiscal 2023 are expected to be approximately $3,000 to $4,000. Our fiscal 2023 capital expenditures are expected to be primarily for machinery and equipment, as well as for buildings and leasehold improvements to fund our growth and cost improvement initiatives. The majority of our planned capital expenditures are discretionary.

Cash and cash equivalents were $17,215 at December 31, 2022 compared with $14,741 at March 31, 2022, as cash provided by operating activities was used to fund capital expenditures and repayment of debt. At December 31, 2022, approximately $6,625 of our cash and cash equivalents was used to secure our letters of credit and $3,028 of our cash was held by our China and India subsidiaries.

On June 1, 2021, we entered into a $20,000 five-year loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

On June 1, 2021, we entered into a five-year revolving credit facility with Bank of America that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank's approval at any time up to $40,000. As of December 31, 2022, there was $0 outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of December 31, 2022, the BSBY rate was 3.95916%. As of December 31, 2022, there was $5,954 letters of credit outstanding with Bank of America.

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

We entered into amendment agreements with Bank of America since origination. Under the amended agreements, we were not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to us for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2023 and at all times thereafter, all of our deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. We covenant to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of December 31, 2022, we were in compliance with the amended financial covenants of our loan agreement and our leverage ratio as calculated in accordance with the terms of the credit facility was 2.5. At December 31, 2022, the amount available under the revolving credit facility was $9,926 subject to the above liquidity and leverage covenants.

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

We did not have any off-balance sheet arrangements as of December 31, 2022 other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

The following tables provides our orders by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

Management uses orders and backlog as measures of our current and future business and financial performance. Orders represent written communications received from customers requesting us to provide products and/or services. Orders booked in the third quarter of fiscal 2023 were $20,044 compared to $67,964 in the third quarter of fiscal 2022. This decrease was primarily due to project timing and the variable nature of order patterns for our larger energy, space and defense customers.

For the first nine months of fiscal 2023, orders were $151,863 compared to $120,215 for the first nine months of fiscal 2022. Our ratio of orders to net sales for the first nine months of fiscal 2023 was 133%. We believe the increased level of repeat U.S. Navy orders received during the year validates the investments we made, our position as a key supplier to the defense industry and our customer’s confidence in our execution. Additionally, orders continued to be strong in the commercial aftermarket, which increased approximately $7,300 during the first nine months of fiscal 2023 compared to the prior year and is included in the refining and chemical/petrochemical markets above. This increase was offset by a lower level of larger capital projects as our energy and chemical customers continue to defer such investment to future periods. We believe there is the possibility of a cyclical upturn in energy and chemical capital project orders following several years of reduced capital spending. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above under "Current Market Conditions." The increase in space orders for the first nine months of fiscal 2023 over the comparable prior year period was due to newly awarded programs as well as having an additional two months of BN operations included in the results for the first nine months of fiscal 2023.

Orders to the United States represented 81% of total orders for the first nine months of fiscal 2023 and is relatively consistent with the prior year. These orders were primarily to the defense and space markets, which represented 58% and 8% of orders, respectively, and are U.S. based.

The following table provides our backlog by product line, including the percentage of total, for each category and period presented:

Backlog was $293,671 at December 31, 2022, an increase of 14% compared with $256,537 at March 31, 2022. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Approximately 40% to 50% of orders currently in our backlog are expected to be converted to sales within one year and 20% to 30% after one year but within two years. The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

Our objective is to leverage our engineering know-how and depth of application experience to identify more opportunities for our products and technologies in our targeted markets. The following is our expectations for fiscal 2023:

See “Cautionary Note Regarding Forward-Looking Statements” and "Non-GAAP Measures" above for additional information about forward-looking statements and non-GAAP measures. We have not reconciled non-GAAP forward-looking Adjusted EBITDA to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliation would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable.

Our results for the first nine months of fiscal 2023 were in-line with our expectations and give us confidence we will be able to achieve our full year guidance. Fiscal 2022 and year-to-date fiscal 2023 results were impacted by our large, lower margin, first article U.S. Navy projects and we believe this negative impact will continue through the end of the second quarter of 2024 when the last of these larger first article projects is completed. We expect repeat orders for these larger U.S. Navy projects will be at higher margins through increased pricing and better execution.

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

As of December 31, 2022, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

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

Foreign Currency

International sales for the first nine months of fiscal 2023 were 20% of total sales compared with 22% for the same period of fiscal 2022. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first nine months of fiscal 2023 and fiscal 2022, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first nine months of fiscal 2023, foreign currency exchange rate fluctuations reduced our cash balances by $212 primarily due to the strengthening of the U.S. dollar relative to the Chinese RMB and India INR.

We have limited exposure to foreign currency purchases. In the first nine months of fiscal 2023, our purchases in foreign currencies represented approximately 9% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of December 31, 2022 and March 31, 2022, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, such as we recently experienced, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain associated with the impact of COVID-19. International conflicts or other geopolitical events, including the ongoing war between Russia and the Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In connection with the BN acquisition, we entered into a $20,000 five-year term loan and a five-year revolving credit facility with Bank of America. The term loan and revolving credit facility bear interest rates that are tied to BSBY, plus 1.50%, subject to a 0.00% floor. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of December 31, 2022, we had $15,000 outstanding on our term loan, $0 outstanding on our revolving credit facility and no interest rate derivatives outstanding. See ''Debt'' in Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $15,000 of variable rate debt outstanding at December 31, 2022 would have an impact of approximately $150 on our interest expense for fiscal 2023.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I - Item 1A of the Company's Form 10-K for the fiscal year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: February 6, 2023