Form 10-K
period 2023-03-31
GRAHAM CORP
filed 2023-06-08
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2022, was approximately $88.6 million.

As of June 2, 2023, the number of shares of the Registrant’s Common Stock outstanding was 10,676,334 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2023 Annual Meeting of Stockholders to be held on August 22, 2023, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2023

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the "Form 10-K") and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-K. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "might," "intend," "expect," "plan," "goal," "predict," "project," "outlook," "encourage," "potential," "should," "will," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including those described in the "Risk Factors" and elsewhere in this Form 10-K. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this Form 10-K and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

All forward-looking statements included in this Form 10-K are made only as of the date indicated or as of the date of this Form 10-K. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this Form 10-K, whether as a result of new information, future events or otherwise.

PART I

(Dollar amounts in thousands except per share data)

Item 1. Business

Graham Corporation ("we," "us," "our" or the "Company") is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry our equipment is used in propulsion, power and energy management systems and for life support systems. We supply equipment for vacuum, heat transfer and fluid transfer applications used in energy and new energy markets including oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our heat transfer equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops and manufactures specialty turbomachinery products for the aerospace, cryogenic, defense and energy markets (see "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India and the Middle East.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our stock is traded on the NYSE under the ticker symbol "GHM".

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2023, as fiscal 2023. Likewise, we refer to our fiscal years that ended March 31, 2022 and March 31, 2021 as fiscal 2022 and fiscal 2021, respectively.

Acquisition - On June 1, 2021, we acquired BN, a privately-owned designer and manufacturer of turbomachinery products for the aerospace, cryogenic, defense and energy markets located in Arvada, Colorado. We believe that this acquisition furthered our growth strategy through market and product diversification, broadened our offerings to the defense and energy markets, and strengthened our presence in the defense sector. The purchase price of $72,014 was comprised of shares of common stock, representing a value of $8,964, cash consideration of $61,150 and a contingent earn-out. A total of $93,121 of assets were acquired including goodwill of $23,523 and other intangibles of $32,500.

Our Products, Customers and Markets

We manufacture critical, custom-engineered products with high quality and reliability including:

•
Defense

Power plant systems - ejectors, surface condensers

Torpedo ejection, propulsion & power systems - turbines, alternators, regulators, pumps, blowers

Thermal management systems - pumps, blowers, drive electronics
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
•
Space

NASA xEMU next-generation space suit and commercial derivatives

Relativity Space's Aeon program

Various commercial space propulsion, fluid and heat transfer applications
•
Energy

conventional oil refining

oil sands extraction and upgrading

ethanol plants

cogeneration power plants

geothermal and biomass power plants

concentrated solar power

molten salt reactor development

small modular nuclear reactor development

hydrogen fuel cell power

zero-emission aviation
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

Our principal customers include tier one and tier two suppliers to the defense and aerospace industry, refineries, petrochemical plants, large engineering companies that build installations for companies in the energy and process industries (or Engineering Procurement Contractors (“EPCs”), and original equipment manufacturers ("OEM"). A representative list of our customers include: Aerojet Rocketdyne, Air Liquide, Applied Research Laboratory at Pennsylvania State University, Aramco, Bechtel Plant Machinery Inc., Blue Origin, Boeing, CERN, China State-owned Refiners, Cummins, DuPont, Dow Chemical, General Atomics, General Dynamics, ExxonMobil, Fluor Corporation, Jacobs Engineering Group Inc., Kairos Power, Koch Fertilizer ENID LLC, Lockheed Martin, MHI Compressor International Corporation, NASA, Newport News Shipbuilding, Northrop Grumman, Oak Ridge National Laboratory, Raytheon Technologies, SAIC, Sierra Space, U.S. Navy, and United Launch Alliance.

Our products are sold by a team of sales engineers whom we employ directly. Two customers each accounted for more than 10% of our revenue in the fiscal year ended March 31, 2023 ("Fiscal 2023"). As a result of our diversification efforts to more extensively support the U.S. Navy and the acquisition of BN, we have increased our concentration in domestic and defense sales. Domestic sales accounted for approximately 81% of total sales in fiscal 2023, while sales to the defense industry were 42%.

Our backlog at March 31, 2023 was $301,734 compared with $256,536 at March 31, 2022. For more information on this performance indicator see "Orders and Backlog" below.

Our Strengths

Our core strengths include:

•
We have a value-enhancing engineering sales and product development platform. We believe our customer-facing platform of technical sales, project estimating and application engineering are competitive advantages. We have tools and capabilities that we believe allow us to move quickly and comprehensively to meet the unique needs of our customers. We believe that our early and deep involvement in our customers' projects adds significant value and is an important competitive differentiator in the long sales cycle industries we serve. We believe customers need our engineering and fabrication expertise early in a project life cycle to understand how best to utilize our equipment in the optimization of their systems.
•
We are known for our strong capabilities to handle complex, custom orders. The orders we receive are extremely complex. In our markets, we believe that order administration, risk management, cost containment, quality control and engineering documentation are as important as the equipment itself. We have developed order management capabilities to enable us to deliver high quality, engineered-to-order, as well as build-to-spec, process-critical equipment in a timely manner. For our customers’ complex, custom orders we typically manage very rigorous interaction between our project management teams and the end user or its engineering firm, as product design and quality requirements are finalized. Customers' supplier selection process begins by assessing these order management capabilities.
•
We maintain a responsive, flexible production environment. Our operations teams are experienced at handling low volume, high mix orders of highly customized solutions. While certain equipment in a product group may look similar, there are often subtle differences which are required to deliver the desired specification. Also, during production it is not uncommon for customer-driven engineering changes to occur that alter the configuration of what had been initially released into production. The markets we serve demand this flexible operating model.
•
We have the capability to manage outsourced production. Effectively accessing the global fabrication supply chain expands our market reach, increases execution capacity and can improve competitiveness. We use this capability for three primary reasons: 1. delivering a lower cost manufacturing option; 2. expanding capacity to execute an order to meet customer timing requirements; and 3. addressing localized content requirements. We have proven capability to deliver our specialized product designs with outsourced fabrication that meets our high quality standards.
•
We provide robust technical support. Our engineering and performance improvement personnel work with our customers to optimize the performance of our equipment, provide operator training and troubleshoot performance issues. Technical expertise is important to our customers throughout the full product lifecycle and we believe their focus is on leveraging our equipment to maximize their systems' productivity.
•
We have a highly trained workforce. We maintain a long-tenured, highly skilled and flexible workforce. We support the development of our employees through programs such as our internal weld school, our partnerships with community colleges and other external training programs. We continually strive to enhance our corporate culture, develop our employees and improve employee engagement.
•
We have the capability to manufacture to tight tolerances. Our manufacturing abilities include the capability to fabricate to tight tolerances. Additionally, we possess highly specialized manufacturing and electrochemical milling expertise on turbomachinery equipment. This, combined with our strong quality control with objective quality evidence, provides us a unique competitive advantage.

Our Strategy

Our strategy is to build a diversified business that provides mission critical, high compliance products requiring exceptional engineering know-how and a highly-skilled and engaged workforce. We expect to accomplish this by pursuing niche applications in markets with enduring tailwinds that reward differentiated engineered product and full lifecycle scope of work with higher margins. Over the last few years, we have transitioned from a highly cyclical energy business to a diversified company serving multiple markets including the defense, space and alternative energy industries. Our long-term goal is to drive 8% to 10% average annualized revenue growth and low to mid-teen adjusted EBITDA margins by fiscal year 2027. We expect to accomplish our goals through the development of our full lifecycle product model serving multiple markets while leveraging business unit synergies to optimize profitability and stability. Additionally, we believe we must develop a highly engaged team that will drive continual improvement for the long term. Executed effectively, we expect our strategy to create more enduring, recurring opportunities and profitable growth.

During fiscal 2023, we stabilized our vacuum and heat transfer business and invested in growth of our turbomachinery business. As we advance into fiscal 2024, we will continue to evolve our strategy to reduce our cyclicality and further diversify our opportunities as we develop technologies that help solve our customers’ problems. We are focusing our efforts to:

•
Pursue clearly defined markets where product and technology differentiation matters;

•
Drive operational excellence while investing in process optimization including digital and automated tools;
•
Build an elite team of people passionate about their work; and
•
Engage all stakeholders to capture value.

We have not reconciled non-GAAP forward-looking adjusted EBITDA margin to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliation would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable.

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Navy Nuclear Propulsion Program / Defense	DC Fabricators; Joseph Oat; PCC; Triumph Aerospace; Xylem

Refining vacuum distillation	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; GEA Wiegand GmbH

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; Schutte Koerting

Turbomachinery OEM – defense and aerospace/space	Ametek, Inc., Concepts NREC; Curtiss Wright; Florida Turbine Technologies; Honeywell; Kratos Defense & Security Solns

Turbomachinery OEM – refining, petrochemical	Donghwa Entec Co., Ltd..; KEMCO; Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; Thermal Engineering International (USA), Inc.

international

Market	Principal Competitors

Refining vacuum distillation	Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte Koerting

Turbomachinery OEM – refining, petrochemical	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

Intellectual Property

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret laws and contractual confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham and Barber-Nichols names in the marketplace.

Availability of Raw Materials

As discussed more fully in Item 1A “Risk Factors” of this report, inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, labor shortages, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. Additionally, international conflicts and other geopolitical events, including the ongoing war between Russia and the Ukraine, have further contributed to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. The inflationary environment has increased the cost of our raw materials and labor, which impacted our financial results, especially given that a large percentage of our contracts are fixed-price in nature. To help mitigate this risk, we place orders for raw materials when the purchase orders are received from the customer to lock-in raw material pricing.

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

Government and Environmental Regulation

We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the United States and in each of the countries where we conduct business. We are committed to conducting our business in accordance with all applicable laws, rules and regulations. These laws, rules and regulations cover several diverse areas including environmental matters, employee health and safety, data and privacy protection, foreign practices, and anti-trust provisions. Compliance with governmental regulations did not have a material impact on our financial results during fiscal 2023, and is not expected to have, a material impact on our capital expenditures, results of operations or competitive position.

We believe that a focus on environmental stewardship is fundamental and integral to the work we do every day to serve our customers, create value for our stockholders, and benefit our global community. We have taken steps at both our business units in Batavia, New York and Arvada, Colorado to improve energy efficiencies and air quality and manage water consumption and waste. These efforts are focused on reducing our impact on the environment. We have enhanced our Environmental, Social and Governance ("ESG") strategy to align with the broader transformation of our business. Our executive management team recognizes the importance of embedding environmental and social priorities within our business operations and approved an enhanced and modernized ESG strategy intended to drive additional progress on initiatives that promote sustainability and increase transparency. We have also established an ESG working group, which is responsible for leading our ESG strategy and monitoring our corporate social responsibility and environmental sustainability initiatives. We do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Due to risks in these areas, we cannot provide assurance that we will not incur material costs or liabilities in the future, which could adversely affect us.

Seasonality

No material part of our business is seasonal in nature. However, our energy business is highly cyclical as it depends on the willingness of our customers to invest in major capital projects. To help mitigate this risk, we have taken steps to diversify our business into the defense industry including the acquisition of BN. For fiscal 2023, sales to the defense industry accounted for approximately 42% of our total sales compared with approximately 25% prior to the acquisition. Conversely, sales to the refining industry, which are more cyclical in nature, represented approximately 17% of revenue in fiscal 2023 compared with approximately 40% prior to the acquisition.

Research and Development Activities

During fiscal 2023, fiscal 2022 and fiscal 2021, we spent $4,144, $3,845 and $3,367, respectively, on research and development ("R&D") activities. The majority of our R&D is funded by our customers and is specific to help solve our customers’ problems in order to improve efficiencies, address challenging environments, or redesign for form and function. Additionally, we may be engineering new products and services for our customers and investing to improve existing products and services.

Human Capital Resources

As of March 31, 2023, we had 538 employees. We believe that our relationship with our employees is good.

At Graham, we believe our most important asset is our people. We are committed to fostering and embracing a Graham community in which employees share a mutual understanding and respect for each other. Our pledge to diversity and equality encompasses our commitment to create a work environment which embraces inclusion regardless of race, color, religion, gender, sexual orientation, gender identity, national origin, age, genetic information, marital status, pregnancy, childbirth, disability, veteran status, medical conditions, or any protected status.

•
Diversity: Our Management recognizes that a diverse workforce and a culture of equity and inclusion helps us compete more effectively for talent, sustain success as a business, and build an engaged employee base. We encourage every one of our team members to form deeper relationships with those around them based on mutual respect, dignity, and understanding.
•
Engagement: to encourage productive conversations within our organization, we have implemented employee surveys and an active engagement committee.
•
Development: We believe that employee development is vital to our continued success, and we support the development of our employees through programs such as our internal weld school training, our partnerships for external weld training, our tuition assistance program, our apprenticeship program, our external partnership with community colleges, and our management training and six sigma training classes.
•
Health and Safety: We are dedicated to ensuring the health and safety of our team members by supporting the whole person. Our dedicated global health and safety function is executed through our business unit safety committees to ensure that employees are trained and understand our best practices to create a safe and healthy workplace for all.

Corporate Governance and Available Information

We maintain a website located at www.grahamcorp.com. On our website, we provide links that contain the reports, proxy statements and other information we file electronically with the SEC. Printed copies of all documents we file with the SEC are available free of charge for any stockholder who makes a request. Such requests should be made to our Corporate Secretary at our corporate headquarters. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this Form 10-K. If any of the events described below or elsewhere in this Form 10-K occur, our business and results of operations could be harmed. Additional risks and uncertainties that are not presently known to us, or which we currently deem to be immaterial, could also harm our business and results of operations.

Risks Related to the Impacts of Macroeconomic Events

Disruptions or delays in our supply chains could adversely affect our results of operations and financial performance.

The raw materials that we source come from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial results. Reliance on our suppliers for these products exposes us to volatility in the prices and availability of these materials. Disruptions in our supply chain, especially for an extended period of time, could impact our ability to meet customer requirements and our financial performance could be materially and adversely impacted.

Macroeconomic impacts, including rising inflation, a slowdown in the economy, or a recession or expectation of a recession, may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock.

Current and future conditions in the economy have an inherent degree of uncertainty and are impacted by political, market, health and social events or conditions. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole and in the specific markets in which we participate. Current economic uncertainty and market volatility, including volatility in the banking sector, is anticipated to continue as a result of higher inflation, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events. An inflationary environment can increase our cost of labor, as well as other operating costs, which may have a material and adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material and adverse effect on the market price of our common stock.

Actual or perceived events involving banking volatility or limited liquidity, defaults or other adverse developments that affect national or international financial systems or financial services industry companies, may result in market-wide liquidity problems which could have a material and adverse impact on our available cash and results of operations.

At any point in time, we hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at various financial institutions or financial services industry companies at levels that may exceed the applicable Federal Deposit Insurance Corporation ("FDIC") insurance limits or similar government guarantee programs. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institution or financial services industry company fails. There is no guarantee that the FDIC, or the applicable deposit insurance, if any, in other countries in which we conduct significant business, will provide access to all or some uninsured funds in the event of the closure, default or non-performance of the financial institution or financial services industry company with which we have a relationship, or that they would do so in a timely manner.

Additionally, if any parties with whom we conduct business are unable to access funds with their financial institutions or financial services industry companies with which they have relationships, such parties may be unable to satisfy their obligations to us. To date, we have not experienced significant losses of cash in our operating accounts or our invested cash or cash equivalents as a result of any banking volatility; however, we can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Further, banking volatility or adverse developments impacting financial systems may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all. Difficulties obtaining equity or debt financing could have a material adverse effect on our financial condition and results of operations.

Our business, financial condition and results of operations have been and may continue to be adversely affected by public health issues, including the recent COVID-19 pandemic.

Our business, financial condition and results of operations have been and in the future may be adversely affected as a result of a global health crisis, such as the COVID-19 pandemic. A global health crisis could impact our employees, suppliers, customers, financing sources or others’ ability to conduct business or negatively affect consumer and business confidence or the global economy. A public health crisis has affected, and could affect in the future, large segments of the global economy, including the markets we operate in, disrupting global supply chains, resulting in significant travel and transport restrictions, and creating significant disruption of the financial markets. Economic uncertainty as a result of any global health crisis could negatively affect our business, suppliers, distribution channels, and customers, including as a result of business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand or customers’ ability to make payments. As a result of public health crises, we may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implement further precautionary measures to protect the health of our workforce, experience increased project cancellations or projects put on hold, and reduced access to supplies, capital, and fundamental support services (such as shipping and transportation). Any resulting financial impact from a global health crisis cannot be fully estimated at this time, but may materially and adversely affect our business, financial condition, or results of operations.

For example, due to a potential reduction in throughput capacity related to a global pandemic, such as that experienced with the COVID-19 pandemic, we may not be able to deliver products to customers on a timely basis. Certain contracts in our backlog may contain provisions for a buyer to recover liquidated damages if our delivery is past contractual delivery dates, and such liquidated damages claimed by a customer could adversely affect our financial performance.

In addition, we operate and compete globally and the response to global health crises by domestic and foreign governments has been and may be in the future varied and those differences may impact our competitiveness. There are uncertain political climates in the regions where our subsidiaries operate, and governmental action in those regions may result in the temporary closure or limited operations of our subsidiaries. Government assistance during a pandemic may also differ between private and public companies, which may provide an advantage to one compared with another. This may affect our competitive position and could disrupt the market access and success of our business compared with other current or new competitors which could have a material adverse impact on our financial condition or results of operation.

The extent to which our operations may be impacted by any global health situation will depend largely on future developments which are highly uncertain and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. Even while government restrictions and responses to the COVID-19 pandemic have lessened, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us.

Risks Related to our Business

We may experience customer concentration risk related to strategic growth for U.S. Navy projects.

During fiscal 2023, sales to the defense industry continued to grow and represented 42% of our business compared with 51% and 25% of sales to the defense industry in fiscal 2022 and 2021, respectively. While these projects are spread across multiple contractors for the U.S. Navy, the end customer for these projects is the same. This concentration of business could add additional risk to us should there be a disruption, short or long term, in the funding for these projects or our participation in the U.S. Navy Nuclear Propulsion program.

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

Our business strategy calls for us to continue to pursue defense-related projects as well as projects for end users in the alternative energy markets in the U.S. In recent years, the U.S. federal government has incurred large budget deficits. In the event that U.S. federal government defense spending is reduced or alternative energy related incentives are reduced or eliminated in an effort to reduce federal budget deficits, projects related to defense or alternative energy may decrease demand for our products. The impact of such reductions could have a material adverse effect on our business and results of operations, as well as our growth opportunities.

U.S. Navy orders are subject to annual government funding. A disruption in funding or a lapse in funding could materially and adversely impact our business.

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

In addition, the U.S. has previously experienced lapses in federal appropriations, which had, in the past, a short-term effect on our business. Any such future lapse (each, a "Government Shutdown") could negatively affect our ability to ship finished products to customers. We rely on federal government personnel, who are not able to perform their duties during a Government Shutdown, to conduct routine business processes related to the inspection and delivery of our products, process export licenses for us and perform other services for us that, when disrupted, may prevent us from timely shipping products outside the U.S. If we are unable to timely ship our products outside the U.S., there could be a material adverse impact on our results of operations and business. Moreover, our inability to ship products, or the perception by customers that we might not be able to timely ship our products in the future, may cause such customers to look to foreign competitors to fulfill their demand. If our customers look to foreign competitors to source equipment of the type we manufacture, there could be a material and adverse impact on our results of operations and business.

Our efforts to expand our U.S. Navy business and changes in the competitive environment for U.S. Navy procurement could materially and adversely impact our ability to grow this portion of our business.

Over the past few years, we have expanded our business and the opportunities where we bid related to U.S. Navy projects. Certain of our business expansions have relied, and in the future may rely, on awards or grants for capital expenditures related to build-outs to support this business. If we are unable to meet the required milestone achievements for these build-outs in a timely way, we may be exposed to penalties or other added costs.

In addition, our increased market share has caused an adverse share position for some of our competitors for these products. Competitor response to our market penetration is possible. Our customers may also raise concerns about their supplier concentration issues and the risk exposure related to this concentration. As the U.S. Navy is looking to expand its fleet, there is also a risk that their facilities, their supply chain or our supply chain for raw materials, may not be able to support this expansion. This could adversely impact our ability to grow this portion of our business. Further, the bidding process related to these U.S. Navy projects requires us to devote a certain amount of time and resources to prepare bids and proposals and there is no assurance that we will recoup those investments.

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

A portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, and petroleum refining industries, or to firms that design and construct facilities for these industries. These industries are highly cyclical, and are subject to the prices of crude oil and natural gas. The prices of crude oil and natural gas have historically had periods when they have been very volatile, as evidenced by the extreme volatility in oil prices over the past few years, in part due to the COVID-19 pandemic, the Ukraine-Russia war, and macroeconomic impacts. During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations. Further, our commercial customers in these markets confront competing budget priorities and may have more limited resources for the types of products and services we provide. As a result, there may be fewer projects available for us to compete for and the pricing environment is anticipated to remain challenging. A sustained deterioration in any of the chemical, petrochemical, and petroleum refining industries we serve, would materially and adversely harm our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

The relative costs of oil, natural gas, nuclear power, hydropower and numerous forms of alternative energy production, and transitions in consumer demand toward different types of energy, may have a material and adverse impact on our business and operating results.

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

Under our loan agreements, as of March 31, 2023, we had $12,500 outstanding under our term loan with Bank of America, N.A. ("Bank of America"). We may borrow additional funds in the future to support our growth and working capital needs. Pursuant to our loan agreements with Bank of America, we are required to provide financial information and reports while complying with other financial covenants. On February 4, 2022, March 31, 2022 and June 7, 2022, we entered into amendment agreements with Bank of America that placed additional restrictive covenants on the Company and increased our borrowing costs. In the future, should we be out of compliance with our bank agreement, there can be no assurance that we would be able to obtain additional waivers or renegotiate our credit facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under our debt facilities or renegotiate such facilities, we could be in default of such agreements, and in the event of such default our lender could demand immediate repayment of amounts outstanding. There can be no assurance that we would have sufficient cash, or be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities in the event of such demand. As a result, the failure to obtain covenant waivers or renegotiate our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

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

Although we have long-term relationships with many of our customers and with many engineering, procurement and construction companies, the project management requirements, pricing levels and costs to support each customer and customer type are often different. Our customers have historically focused on the quality of the engineering and product solutions which we have provided to them, which may come at a higher cost. Because our customers are unable to predict the length of the time period for the economic viability of their plants, there has been more of a focus on relative importance of cost versus quality which looks at short-term costs instead of total long-term cost of operations.

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

While we may have only one or two customers that represent over 10% of revenue in any one year, a small number of customers have accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 46%, 42% and 63% of consolidated net sales in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

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

For fiscal 2023, 19% of our revenue was from customers located outside of the U.S. Moreover, through our subsidiaries, we maintain a sales office in China and a sales and market development office in India. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•
nationalization of private enterprises and assets;
•
trade policies incentivizing domestic trade over international trade;
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

Our reputation, ability to do business and financial statements may be materially and adversely impacted by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners (or of businesses we acquire or partner with) that would violate U.S. laws or the laws of the applicable jurisdiction where we do business, including, among others, laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, if any, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, we rely on our suppliers to adhere to our supplier standards of conduct and violations of such standards of conduct could occur that could have a material and adverse effect on our financial statements.

The impact of potential changes in customs and trade policies and tariffs imposed by the U.S. and those imposed in response by other countries, including China, as well as rapidly changing trade relations, could materially and adversely affect our business and results of operations.

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S. In the past, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly high-end steel and steel related products, may add significant costs to us and make our products more expensive. Potential future changes in trade policies could result in customers changing their behavior in project procurement, due to uncertainty related to timely execution and/or import and export restrictions. As a result, our products could become less attractive to customers outside the U.S. due to U.S. import tariffs on our raw materials and our profit margins would be negatively impacted. Accordingly, continued tariffs may weaken relationships with certain trading partners and may adversely affect our financial performance and results of operations. When beneficial to us, we may consider alternate sourcing options, including offshore subcontracting, in order to minimize the impact of the tariffs. Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

The operations of our subsidiary in China may be adversely affected by China’s evolving economic, political and social conditions.

We conduct our business in China primarily through our wholly-owned subsidiary. The results of operations and future prospects of our subsidiary in China may be adversely affected by, among other things, changes in China's political, economic and social conditions, including as a result of the COVID-19 pandemic, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases and changes in the rates or methods of taxation. In addition, changes in demand could result from increased competition from local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users. Also, China's commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as us, are continually changing. These laws, regulations and interpretations could impose restrictions on our ownership or the operation of our interests in China and have a material adverse effect on our business and results of operations.

Intellectual property rights are difficult to enforce in China and India, which could harm our business.

Commercial law in China is relatively undeveloped compared with the commercial law in many of our other major markets and limited protection of intellectual property is available in China as a practical matter. Similarly, proprietary information may not be afforded the same protection in India as it is in our other major markets with more comprehensive intellectual property laws. Although we take precautions in the operations of our subsidiaries to protect our intellectual property, any local design or manufacture of products that we undertake could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringers, which could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the legal system in China may adversely affect the operations of our subsidiary in that country.

Our subsidiary in China is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The legal system in China is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. For the preceding reasons, it may be difficult for us to obtain timely or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.

Regulation of foreign investment in India may adversely affect the operations of our Indian subsidiary.

Our subsidiary in India is subject to laws and regulations applicable to foreign investment in India. India regulates ownership of Indian companies by foreign entities. These regulations may apply to our funding of our Indian operating subsidiary. For example, the government of India has set out criteria for foreign investments in India, including requirements with respect to downstream investments by companies in India which are owned or controlled by foreign entities and the transfer of ownership or control of companies in India in certain industries. These requirements may adversely affect our ability to operate our Indian subsidiary. There can be no assurance that we will be able to obtain any required approvals for future acquisitions, investments or operations in India, or that we will be able to obtain such approvals on satisfactory terms.

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

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. We had one project cancelled in fiscal 2023 and no projects cancelled in fiscal 2022 or fiscal 2021. We had no projects on hold at March 31, 2023. As further discussed in Item 7 of Part II of this Annual Report on Form 10-K - Management's Discussion and Analysis of Financial Condition and Results of Operations, on April 4, 2023, Virgin Orbit Holdings, Inc. ("Virgin Orbit") commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11 Bankruptcy"). As a result, we reversed approximately $4,000 of purchase orders and recorded approximately $2,500 of reserves for inventory and accounts receivable during fiscal 2023 related to Virgin Orbit, net of associated performance-based compensation. As of March 31, 2023, we estimate that we have approximately $1,000 to $2,000 of additional exposure related to Virgin Orbit depending on the outcome of the bankruptcy proceedings, but currently do not expect any material financial impact to fiscal 2024 results.

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

The value of our backlog as of March 31, 2023 was $301,734. Our backlog can be significantly affected by the timing of large orders. The amount of our backlog at March 31, 2023 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. This generally occurs more often in times of end market or capital market turmoil. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

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

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed-price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, estimating errors, cost overruns, supplier failures and customer disputes. For example, in fiscal 2022, we experienced material cost overruns related to defense contracts at our Batavia, NY facility. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate or the contracts do not permit us to pass increased costs on to our customers, our profitability may decrease or losses may be incurred which, in turn, could have a material adverse effect on our business and results of operations. For our U.S. Navy projects, these fixed-priced contracts have order to shipment periods which can exceed five years. This additional time-based risk, which we believe is manageable, nevertheless increases the likelihood of cost fluctuation, which could have a material adverse effect on our business and results of operation.

We may experience losses if we are unable to collect on our accounts receivables if our customers are unable or unwilling to pay their invoices in a timely manner or at all.

Our customers, even those we have had a long-standing business relationship with, may at any time, experience economic hardship which could cause those customers to be unwilling or unable to pay their invoices in a timely manner or at all. In addition, a number of our customers may have limited resources and may not have a history of creditworthiness that we can audit to determine reliability for payment of accounts receivable. For example, many of our customers and the key players within the space industry have not yet achieved profitability, have incurred significant losses since inception, and may be unable to achieve profitability when expected, if at all, similar to Virgin Orbit as discussed above. As such, our ability to predict and plan for future revenue and operations within the space industry is subject to risk. Due to the variable nature of sales and orders within the space industry our future revenue and growth in the space industry is uncertain and may materially and adversely impact our results of operations.

To the extent a company is unable or unwilling to fulfill their obligations to us it could result in a material and adverse impact to our results of operations. Even if they are financially solvent and stable and we are successful in securing a commercial relationship with them, their business plans for future programs may be inherently uncertain and unpredictable, and less structured than other companies. If any of our customers suffers significant financial difficulties, insolvency or bankruptcy, they may be unable to pay us in a timely manner or at all. It is also possible that our customers may contest their obligations to pay us, including under bankruptcy laws or otherwise. Even if our customers do not contest their obligations to pay us, if our customers are unable to pay us in a timely manner, it could materially and adversely impact our ability to collect accounts receivable. Moreover, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation in an attempt to secure outstanding payments or partial payment. Accordingly, if we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition or results of operations may be materially and adversely affected.

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

We rely on the performance of highly skilled personnel, including our engineering, production and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our highly skilled work force, including our specialized engineers, machinists, and welders. Our ability to successfully pursue our growth strategy and compete effectively depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including our skilled production workers such as welders, machinists, and engineers, is intense, and it may be even more challenging to retain qualified personnel as many companies have moved to offer a remote or hybrid work environment, and considering the current period of heightened employee attrition in the United States and other countries. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee compensation, which could affect our operating costs and margins, as well as potentially cause dilution to existing stockholders. We may also lose new employees to our competitors in any of our markets before we realize the benefit of our investment in recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be materially and adversely affected.

If we become subject to product liability, warranty or other claims, our results of operations and financial condition could be adversely affected.

The manufacture and sale of our products exposes us to potential product liability claims, including those that may arise from failure to meet product specifications, misuse or malfunction of our products, design flaws in our products, or use of our products with systems not manufactured or sold by us. For example, our equipment is installed in facilities that operate dangerous processes and the misapplication, improper installation or failure of our equipment may result in exposure to potentially hazardous substances, personal injury or property damage. In addition, BN produces certain products in large quantities which could also expose us to potential product warranty and liability claims.

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based in U.S. dollars - primarily the Chinese RMB and India INR. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Strength of the U.S. dollar compared with the Euro, India, or Asian currencies may put us in a less competitive position. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings could be adversely impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2023, we held no forward foreign currency exchange contracts.

Security threats and other sophisticated computer intrusions could harm our information systems, which in turn could harm our business and financial results.

We utilize information systems and computer technology throughout our business. We store sensitive data, proprietary information and perform engineering designs and calculations on these systems. Threats to these systems, and the laws and regulations governing security of data, including personal data, on information systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect information systems and data and complying with new cybersecurity regulations. Information systems are subject to numerous and evolving cybersecurity threats and sophisticated computer crimes, which pose a risk to the stability and security of our information systems, computer technology, and business. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information systems and computer technology to sophisticated and targeted measures known as advanced persistent threats and ransomware. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission or other government agencies, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions, ransom payments, and other business risks which could damage our reputation, competitive position and financial results of our operations. Further, our technology resources may be strained due to an increase in the number of remote users. Cybersecurity laws and regulations continue to evolve, and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to reputational damage or litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business. If any of the foregoing were to occur, it could have a material adverse effect on our business and results of operations.

Our enterprise resource planning system utilized at our facilities in Batavia, N.Y. is aging, and we may experience issues from implementation of a new enterprise resource planning system.

We have an enterprise resource planning system (“ERP”) to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP at our Batavia, N.Y. operations is aging and we expect to begin implementing a new ERP during fiscal 2024. ERP implementations are complex, distracting to the business and management, and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the new ERP; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of a new ERP could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we may not realize the benefits we anticipate should all or part of the ERP upgrade implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.

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

We are subject to the United States Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the Department of Justice and the Securities and Exchange Commission resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Many foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in certain of the jurisdictions in which we may operate or sell our products. We strictly prohibit our employees and agents from engaging in such conduct and have established procedures, controls and training to prevent such conduct from occurring. However, we operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices, and it is possible that our employees or agents will engage in such conduct and that we might be held responsible. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. If our employees or other agents are alleged or are found to have engaged in such practices, we could incur significant costs and suffer severe penalties or other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The terms of our loan agreement restrict our ability to pay dividends, and we may not be able to pay dividends in the future.

Our loan agreement with Bank of America contains terms that restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. There can be no guarantee that we will pay dividends in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters, located at 20 Florence Avenue, Batavia, New York, consists of a 43,000 square foot office building. Our manufacturing campus located in Batavia, New York, consists of approximately 270,000 square feet in capacity across several buildings, including 208,000 square feet in manufacturing facilities, 56,000 square feet for warehousing and a 6,000 square foot building for product research and development, all of which we own. Our BN operation is located in Arvada, Colorado and its campus consists of approximately 101,000 square feet in capacity across several buildings, including 79,000 square feet in manufacturing facilities, 18,000 square feet of office space and 4,000 square feet for warehousing, all of which are leased. We also lease approximately 1,500 square feet for a sales office in Houston, Texas and GVHTT leases a 4,900 square foot sales and engineering office in Suzhou, China. GIPL serves as a sales and market development office and leases approximately 800 square feet in Ahmedabad, India.

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business. However, we anticipate that additional manufacturing space will be needed over the next several years in order to support growth at both BN and Graham Mfg., and we believe we will be able to obtain or build additional space on commercially reasonable terms.

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

PART II

(Amounts in thousands, except per share data)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE exchange under the symbol "GHM". As of June 2, 2023, there were 10,676 shares of our common stock outstanding held by approximately 289 stockholders of record.

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

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. We design and manufacture custom-engineered vacuum, heat transfer, pump and turbomachinery technologies. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry our equipment is used in propulsion, power and energy management systems and for life support systems. We supply equipment for vacuum, heat transfer and fluid transfer applications used in energy and new energy markets including oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our heat transfer equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.

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

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops and manufactures specialty turbomachinery products for the aerospace, cryogenic, defense and energy markets (see "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us in the People's Republic of China and management oversight throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical and fertilizer markets in India and the Middle East.

This management's discussion and analysis of financial condition and results of operations omits a comparative discussion regarding the fiscal year ended March 31, 2022 versus the fiscal year ended March 31, 2021. Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2023, as fiscal 2023. Likewise, we refer to our fiscal years that ended March 31, 2022 and March 31, 2021, as fiscal 2022 and fiscal 2021, respectively.

Acquisition

We completed the acquisition of BN on June 1, 2021, which changed the composition of our end market mix. For fiscal 2023, sales to the defense and space industries were 55% of our business compared with approximately 25% of sales prior to the acquisition. The remaining 45% of our fiscal 2023 sales came from the refining, chemical/petrochemical and other commercial markets. These markets represented approximately 75% of our sales prior to the acquisition.

The BN transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of common stock, representing a value of $8,964 at $14.69 per share, and cash consideration of $61,150. The cash consideration was funded through cash on-hand and debt proceeds (See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K). The purchase agreement also included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, pursuant to which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. In the second quarter of the fiscal 2022, the earn-out agreement was terminated and the contingent liability was reversed into other operating (income) expense, net, on our Consolidated Statement of Operations. In connection with the termination of this earn-out agreement, we entered into a Performance Bonus Agreement (the "Bonus Agreement") to provide employees of BN with cash performance-based awards based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 and can range between $2,000 to $4,000 per year.

Key Results

Key results for fiscal 2023 include the following:

•
Net sales of $157,118 for fiscal 2023 increased $34,304 or 28% over the prior year period across our diversified revenue base. Approximately $8,900 of this increase was due to having two less months of BN results in fiscal 2022 compared to fiscal 2023. Net sales also benefitted from strong growth in aftermarket sales to the refining and petrochemical markets of approximately $5,000 in comparison to the prior year, as well as growth in our commercial space market, which was driven by newly awarded programs with several key industry players. Additionally, our defense market sales benefitted from improved execution and pricing in fiscal 2023 versus fiscal 2022.
•
On April 4, 2023, Virgin Orbit Holdings, Inc. ("Virgin Orbit") commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11 Bankruptcy"). As a result, we recorded reserves of approximately $2,500 for accounts receivable and inventory related to Virgin Orbit during fiscal 2023, net of associated performance-based compensation, and reversed approximately $4,000 of purchase orders. During fiscal 2023, approximately $5,300 of space revenue and $3,000 of space orders related to Virgin Orbit. As of March 31, 2023, we have $0 included in backlog related to Virgin Orbit. As of March 31, 2023, we estimate that we have approximately $1,000 to $2,000 of additional exposure related to Virgin Orbit depending on the outcome of the bankruptcy proceedings, but currently do not expect any material financial impact to fiscal 2024 results.
•
Results for fiscal 2022 included the impact of first article U.S. Navy project labor and material cost overruns due to our strategic decision to take on additional costs in order to meet our customer's delivery schedules. We estimate that these strategic decisions for first article projects impacted our results in fiscal 2022 by over $10,000. In fiscal 2023, we completed four first article U.S. Navy projects, which were the source of many of the losses in fiscal 2022, and remain on schedule to complete the remaining two first article projects by the end of the second quarter of our fiscal year ended March 31, 2024 ("fiscal 2024").
•
Net income and net income per diluted share for fiscal 2023 were $367 and $0.03 per share, respectively, compared with a loss of $8,773 and $0.83 per share, respectively, for fiscal 2022. This increase over the prior year was driven by our higher sales, an improved mix of sales related to higher margin projects (commercial space and aftermarket), improved execution, especially on our strategic U.S. Navy programs which resulted in losses in fiscal 2022, and strong cost discipline partially offset by the Virgin Orbit reserves discussed above.
•
Adjusted net income and adjusted net income per diluted share for fiscal 2023 were $2,519 and $0.24 per share, respectively, compared with an adjusted loss and adjusted loss per diluted share of $6,582 and $0.62 per share, respectively, for fiscal 2022. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.
•
Orders booked in fiscal 2023 were $202,686 compared to $143,875 in fiscal 2022 and were 129% of sales during fiscal 2023. This increase was primarily due to a $53,499 increase in defense orders and was primarily from repeat orders in strategic U.S. Navy programs. We believe these repeat orders validate the investments we made, our position as a key supplier to the defense industry, and our customer’s confidence in our execution. Fiscal 2023 orders were also strong to the refining and petrochemical aftermarket, which increased 34% over the prior year, but were partially offset by lower large capital investment projects by our refining and petrochemical customers. Fiscal 2023 orders also benefitted from newly awarded programs with several key commercial space and new energy customers. For additional information see "Orders and Backlog" below.
•
Backlog was $301,734 at March 31, 2023, compared with $256,537 at March 31, 2022. This 18% increase was primarily due to the growth in orders received during 2023 in the defense and new energy markets. Approximately 81% of our backlog at March 31, 2023 was to the defense industry, which we believe provides stability and visibility to our business. For additional information see "Orders and Backlog" below.
•
Cash and cash equivalents at March 31, 2023 was $18,257, compared with $14,741 at March 31, 2022. This increase was primarily due to cash provided by operating activities of $13,914, partially offset by net repayment of debt of $6,000 and $3,749 of capital expenditures as we began to invest in longer-term growth opportunities. Cash provided by operating activities includes approximately $13,000 of customer deposits received for material purchases on a long-term U.S. Navy defense contracts that will be paid over the next twelve months as materials are received. These cash receipts were partially offset by an increase in working capital, in particular unbilled revenue, which is expected to generate positive cash flow in fiscal 2024.
•
In fiscal 2023, we did not pay dividends to shareholders compared with $3,523 of dividends paid in fiscal 2022. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future, and any determination by our board of directors with respect to dividends will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control.
•
At March 31, 2023, we had $0 outstanding on our line of credit and $10,016 available to be drawn under our line of credit subject to financial covenants under our credit facility. We believe cash flow from operations, availability under our line of credit, along with our cash balances, provide us adequate financial flexibility to meet our obligations. As of March 31, 2023, our bank leverage ratio calculated in accordance with our amended credit agreement was 2.1x and we were in compliance with all financial covenants of that agreement. For additional information see "Liquidity and Capital Resources" below.

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on our significant backlog, improved execution, long-standing relationship with the U.S. Navy, the strategic programs we are qualified on, the projected procurement of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics and power systems. We have built a leading position, and in some instances a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the changes in the energy markets, which are influenced by conservation and the increasing use of alternative fuels, will lead to demand growth for fossil-based fuels that is less than the global growth rate. Currently, opportunities in the energy markets outside North America have been greater than opportunities inside of North America, but opportunities outside of North America are highly competitive and pricing is challenging. In those instances, we have been selective in the opportunities we have pursued in order to ensure we receive the proper returns. Over the long-term, we anticipate that future investment by refiners in renewable fuels (e.g., renewable diesel), in existing refineries (e.g., to expand feedstock processing flexibility and to improve conversion of oil to refined products) to gain greater throughput, or to build new capacity (e.g., integrated refineries with petrochemical products capabilities), will continue to drive demand for our products and services. The timing and catalyst for a recovery in these markets (crude oil refining and chemical/petrochemical) remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging.

Of note, during fiscal 2023, we have experienced an increase in our aftermarket orders to the refining and petrochemical markets, primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. As such, we believe there is the possibility of a cyclical upturn following several years of reduced capital spending in a low oil price environment. Additionally, the financial performance of some of our larger energy customers improved during fiscal 2023, which may provide funding for capital spending. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above.

The alternative and clean energy opportunities for our heat transfer, power production and fluid transfer systems are expected to continue to grow. We assist in designing, developing and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, geothermal power and lithium production, and small modular nuclear systems. We are positioning the Company to be a more significant contributor as these markets continue to develop.

We believe that chemical and petrochemical capital investment will continue to decouple from energy investment. Over the long-term, we expect that population growth, an expanding global middle class, and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers and related products. As such, we expect investment in new global chemical and petrochemical capacity will improve and drive growth in demand for our products and services over the long-term.

Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbopump systems and components to many of the key players in the industry. We expect that in the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market as well. For fiscal 2023, sales to the space industry represented 13% of our sales compared to 0% prior to the BN acquisition. Sales and orders to the space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding similar to Virgin Orbit. Thus, future revenue and growth to this market can be uncertain and may negatively impact our business.

The chart below illustrates our strategy to increase our participation in the defense market. The defense market comprised 81% of our total backlog at March 31, 2023 and generally have longer conversion times than our other markets. We believe this strategy shift provides us more stability and visibility and is especially beneficial when our refining and petrochemical markets are weak.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,
	2023	2022
Net sales	$157,118	$122,814
Gross profit	$25,408	$9,129
Gross profit margin	16.2%	7.4%
SG&A expense (1)	$24,158	$21,299
SG&A as a percent of sales	15.4%	17.3%
Net income (loss)	$367	$(8,773)
Diluted income (loss) per share	$0.03	$(0.83)
Total assets	$203,918	$183,691

(1)
Selling, general and administrative expense is referred to as "SG&A."

Fiscal 2023 Compared with Fiscal 2022

The following tables provides our net sales by product line and geographic region including the percentage of total sales and change in comparison to the prior year for each category and period presented:

	Year Ended
	March 31,				Change
Market	2023	%	2022	%	$	%
Refining	$27,270	17%	$24,406	20%	$2,864	12%
Chemical/Petrochemical	21,950	14%	15,955	13%	5,995	38%
Space	21,180	13%	5,744	5%	15,436	269%
Defense	65,327	42%	62,189	51%	3,138	5%
Other	21,391	14%	14,520	12%	6,871	47%
Net sales	$157,118	100%	$122,814	100%	$34,304	28%

Geographic Region
United States	$127,519	81%	$97,718	80%	$29,801	30%
International	29,599	19%	25,096	20%	4,503	18%
Net sales	$157,118	100%	$122,814	100%	$34,304	28%

Net sales for fiscal 2023 were $157,118, an increase of 28% from fiscal 2022 and was across our diversified revenue base. Approximately $8,900 of this increase was due to having two less months of BN results in fiscal 2022 compared to fiscal 2023. Net sales also benefitted from strong growth in aftermarket sales to the refining and petrochemical markets of approximately $5,000 in comparison to the prior year, as well as growth in our commercial space market which was driven by newly awarded programs. Additionally, our defense market sales benefitted from improved execution and pricing in fiscal 2023 versus fiscal 2022. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Our gross margin for fiscal 2023 was 16.2% compared with 7.4% for fiscal 2022. This increase was primarily due to an improved mix of sales related to higher margin projects (commercial space and aftermarket) and improved execution and pricing on defense contracts, partially offset by approximately $800 impact of Virgin Orbit reserves, net of applicable performance-based compensation, and higher overall incentive based compensation in comparison to the prior year. Results for fiscal 2022 included the impact of first article Navy project labor and material cost overruns. We estimate that the impact of these labor and material cost increases for first article Navy projects, was over $10,000 in fiscal 2022. In fiscal 2023, we completed four first article U.S. Navy projects, which were the source of many of the losses in fiscal 2022, and remain on schedule to complete the remaining two first article projects by the end of the second quarter of fiscal 2024. In addition to the above, fiscal 2023 included two additional months of operations from BN compared to fiscal 2022 which was acquired in June 2021.

SG&A expense including amortization for fiscal 2023 was $24,447, up $3,148 compared with $21,299 for fiscal 2022. Approximately $1,400 of this increase was due to having two less months of BN results in fiscal 2022 compared to fiscal 2023, approximately $1,700 impact of Virgin Orbit reserves net of applicable performance-based compensation, as well as higher overall incentive compensation. These increases were partially offset by cost savings and deferred initiatives, which included reducing the use of outside sales agents, cost management, and delayed hiring of non-critical positions. Additionally, SG&A expense for fiscal 2022 included $562 of acquisition and integration costs incurred in connection with the BN acquisition. As a result, SG&A expense as a percentage of sales for fiscal 2023 was 15.4% of sales compared with 17.3% of sales in the prior year period.

During fiscal 2022, we terminated the BN contingent earn-out agreement and the contingent liability of $1,900 was reversed into other operating (income) expense, net, on our Consolidated Statement of Operations. In connection with the termination of this earn-out agreement, we entered into a Bonus Agreement to provide employees of BN with cash performance-based awards based on results of BN for fiscal years ending March 31, 2024, 2025, and 2026. Additionally, in fiscal 2022 we incurred $1,073 of severance costs related to the departure of our former Chief Executive Officer and former Chief Financial Officer, which was also recorded in other operating (income) expense, net.

Net interest expense for fiscal 2023 was $939 compared to $400 in fiscal 2022 primarily due to borrowings related to the BN acquisition, as well as increased interest rates since the time of the acquisition.

Our effective tax rate for fiscal 2023 was 35%, compared with 22% for fiscal 2022. This increase was primarily due to discrete tax expense recognized in fiscal 2023 related to the vesting of restricted stock awards, as well as a higher mix of income in higher tax rate foreign jurisdictions. Our expected effective tax rate for fiscal 2024 is approximately 22% to 23%.

The net result of the above is that net income and net income per diluted share for fiscal 2023 were $367 and $0.03 per share, respectively, compared with a loss of $8,773 and $0.83 per share, respectively, for fiscal 2022. Adjusted net income and adjusted net income per diluted share for fiscal 2023 were $2,519 and $0.24 per share, respectively, compared with a loss of $6,582 and $0.62 per share, respectively, for fiscal 2022. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income (loss) and adjusted net income (loss) per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted net income (loss) before net interest expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income (loss), and adjusted net income (loss) per diluted share are provided for information purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP"). Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, those charges and credits that are not directly related to operating performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income (loss) or net income (loss) per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income (loss) or net income (loss) per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted EBITDA is a basis for a portion of management's performance-based compensation.

Adjusted EBITDA excludes charges for depreciation, amortization, net interest expense, taxes, acquisition related expenses, and other unusual/nonrecurring expenses. Adjusted net income (loss) and adjusted net income (loss) per diluted share exclude intangible amortization, acquisition related expenses, other unusual/nonrecurring expenses and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share to net income (loss) in accordance with GAAP is as follows:

	Year Ended
	March 31,
	2023	2022
Net income (loss)	$367	$(8,773)
Acquisition related inventory step-up expense	-	95
Acquisition & integration costs	54	562
Change in fair value of contingent consideration	-	(1,900)
CEO and CFO transition costs	-	1,182
Debt amendment costs	194	278
Net interest expense	939	400
Income taxes	194	(2,443)
Depreciation & amortization	5,987	5,599
Adjusted EBITDA	$7,735	$(5,000)
Adjusted EBITDA as a % of revenue	4.9%	(4.1%)

	Year Ended
	March 31,
	2023	2022
Net income (loss)	$367	$(8,773)
Acquisition related inventory step-up expense	-	95
Acquisition & integration costs	54	562
Amortization of intangible assets	2,476	2,522
Change in fair value of contingent consideration	-	(1,900)
CEO and CFO transition costs	-	1,182
Debt amendment costs	194	278
Normalize tax rate(1)	(572)	(548)
Adjusted net income (loss)	$2,519	$(6,582)

GAAP diluted net income (loss) per share	$0.03	$(0.83)
Adjusted diluted net income (loss) per share	$0.24	$(0.62)
Diluted weighted average common shares outstanding	10,654	10,541

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 21%.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2023	2022
Cash and cash equivalents	$18,257	$14,741
Working capital(1)	23,904	27,796
Working capital ratio(2)	1.3	1.5

(1)
Working capital equals current assets minus current liabilities.
(2)
Working capital ratio equals current assets divided by current liabilities.

We use the above ratios to assess our liquidity and overall financial strength.

Net cash provided by operating activities for fiscal 2023 was $13,914 compared with $2,219 of cash used by operating activities for fiscal 2022. This increase was primarily due to higher cash net income during fiscal 2023 than the comparable prior year period, partially offset by lower cash flow from net working capital. Results for fiscal 2022 included the impact of our strategic decision to take on additional costs in order to meet our U.S. Navy customers delivery schedules. We believe the increased level of repeat defense orders received during fiscal 2023 validates the investments we made, our position as a key supplier to the defense industry and our customer’s confidence in our execution. In fiscal 2023 we collected approximately $13,000 of customer deposits related to material purchases for a large U.S. Navy order that will be paid over the next nine months as materials are received. This increase in customer deposits was more than offset by increases in inventories and unbilled revenue due to growth and the timing of billing milestones. Net repayment of debt for fiscal 2023 was $6,000 compared to a net borrowing of $18,500 for fiscal 2022 primarily due to the cash used for the acquisition of BN of $60,282.

Dividend payments and capital expenditures in fiscal 2023 were $0 and $3,749, respectively, compared with $3,523 and $2,324, respectively, for fiscal 2022. In the fourth quarter of fiscal 2022, we suspended our dividend in accordance with the terms of our credit agreement with Bank of America. There can be no guarantee that we will pay dividends in the future and any determination by our board of directors with respect to dividends will depend on a variety of factors, including our future financial performance, organic growth and acquisition opportunities, general economic conditions and other factors, many of which are beyond our control. Capital expenditures for fiscal 2024 are expected to be approximately $5,500 to $7,000. Our fiscal 2024 capital expenditures are expected to be primarily for machinery and equipment, as well as for buildings and leasehold improvements to fund our growth and productivity improvement initiatives. The majority of our planned capital expenditures are discretionary. We estimate that our maintenance capital spend is approximately $2,000 per year.

Cash and cash equivalents were $18,257 at March 31, 2023 compared with $14,741 at March 31, 2022, as cash provided by operating activities was used to fund capital expenditures and repayment of debt. At March 31, 2023, approximately $6,968 of our cash and cash equivalents was used to secure our letters of credit and $2,618 of our cash was held by our subsidiaries in China and India.

On June 1, 2021, we entered into a $20,000 five-year loan with Bank of America. The term loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the term loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

On June 1, 2021, we entered into a five-year revolving credit facility with Bank of America that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank's approval at any time up to $40,000. As of March 31, 2023, there was $0 outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of March 31, 2023, the BSBY rate was 4.92%. As of March 31, 2023, there was $5,874 letters of credit outstanding with Bank of America.

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

We entered into amendment agreements with Bank of America since origination. Under the amended agreements, we were not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to us for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2023 and at all times thereafter, all of our deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. We covenanted to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of March 31, 2023, we were in compliance with the amended financial covenants of our loan agreement and our leverage ratio as calculated in accordance with the terms of the credit facility was 2.1x. At March 31, 2023, the amount available under the revolving credit facility was $10,016 subject to the above liquidity and leverage covenants.

We did not have any off-balance sheet arrangements as of March 31, 2023 other than letters of credit incurred in the ordinary course of business.

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

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2023	March 31, 2022
$96,933	$96,494

Orders and Backlog

In addition to the non-GAAP measures discussed above, management uses the following key performance metrics to analyze and measure the Company’s financial performance and results of operations: orders, backlog, and book-to-bill ratio. Management uses orders and backlog as measures of current and future business and financial performance and these may not be comparable with measures provided by other companies. Orders represent written communications received from customers requesting the Company to provide products and/or services. Backlog is defined as the total dollar value of net orders received for which revenue has not yet been recognized. Management believes tracking orders and backlog are useful as it often times is a leading indicator of future performance. In accordance with industry practice, contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

The book-to-bill ratio is an operational measure that management uses to track the growth prospects of the Company. The Company calculates the book-to-bill ratio for a given period as net orders divided by net sales.

Given that each of orders, backlog and book-to-bill ratio is an operational measure and that the Company's methodology for calculating orders, backlog and book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the U.S. Securities and Exchange Commission, a quantitative reconciliation for each is not required or provided.

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented:

	Year Ended
	March 31,				Change
Market	2023	%	2022	%	$	%
Refining	$29,276	14%	$28,411	20%	$865	3%
Chemical/Petrochemical	15,306	8%	22,241	15%	(6,935)	-31%
Space	15,160	7%	10,733	7%	4,427	41%
Defense	116,714	58%	63,215	44%	53,499	85%
Other	26,230	13%	19,275	13%	6,955	36%
Total orders	$202,686	100%	$143,875	100%	$58,811	41%

Geographic Region
United States	$167,984	83%	$117,106	81%	$50,878	43%
International	34,702	17%	26,769	19%	7,933	30%
Total orders	$202,686	100%	$143,875	100%	$58,811	41%

Orders booked in fiscal 2023 were $202,686 compared to $143,875 in fiscal 2022. This increase was primarily driven by growth in defense, refining and petrochemical aftermarket, space, and new energy customers. Noteworthy orders during fiscal 2023 included the following:

•
$116,714 from the defense industry driven by repeat orders for critical U.S. Navy programs including a $23,000 follow-on order to support the MK48 Mod 7 Heavyweight Torpedo program;
•
$40,566 from the refining and petrochemical aftermarket;
•
$15,160 of orders for highly engineered pumps and turbo pumps for a variety of applications and customers in the commercial space industry (of which approximately $3,000 were to Virgin Orbit);
•
Increased orders to the new energy market including hydrogen, solar, and geothermal with lithium extraction including a $5,000 order for a vacuum system for the Hell’s Kitchen Stage 1 Project in the Imperial Valley of California; and
•
$7.0 million for a vacuum system for a refinery in India.

For fiscal 2023, our book-to-bill ratio was 1.3x. We believe the increased level of repeat U.S. Navy orders received during the fiscal year validates the investments we made, our position as a key supplier to the defense industry and our customer’s confidence in our execution. Additionally, we believe the strong aftermarket orders are significant because they historically have been a leading indicator of a cyclical upturn in capital project orders. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above under "Current Market Conditions." The increase in space orders for fiscal 2023 over fiscal 2022 was due to newly awarded programs, as well as having an additional two months of BN operations included in the results for fiscal 2023.

Orders to the U.S. represented 83% of total orders for fiscal 2023 and is relatively consistent with the prior year. These orders were primarily to the defense and space markets, which represented 58% and 7% of orders, respectively, and are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented:

	March 31,		March 31,		Change
Market	2023	%	2022	%	$	%
Refining	$26,142	9%	$25,402	10%	$740	3%
Chemical/Petrochemical	7,842	3%	13,647	5%	(5,805)	-43%
Space	8,242	3%	11,283	4%	(3,041)	-27%
Defense	243,628	81%	194,758	76%	48,870	25%
Other	15,880	5%	11,447	4%	4,433	39%
Total backlog	$301,734	100%	$256,537	100%	$45,197	18%

Backlog was $301,734 at March 31, 2023, an increase of 18% compared with $256,537 at March 31, 2022. Approximately 50% to 55% of orders currently in our backlog are expected to be converted to sales within one year and 25% to 30% after one year but within two years. The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following fiscal 2024 outlook:

Net Sales	$165 million to $175 million
Gross Profit	17% to 18% of sales
SG&A Expenses(1)	15% to 16% of sales
Tax Rate	22% to 23%
Adjusted EBITDA(2)	$10.5 million to $12.5 million

(1) Includes approximately $2 million to $3 million of BN performance bonus and approximately $0.5 million to $1.0 million of ERP conversion costs.
(2) Excludes approximately $2 million to $3 million of BN performance bonus and approximately $0.5 million to $1.0 million of ERP conversion costs.

See "Cautionary Note Regarding Forward-Looking Statements" and "Non-GAAP Measures" above for additional information about forward-looking statements and non-GAAP measures. We have not reconciled non-GAAP forward-looking Adjusted EBITDA to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliation would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable.

We have made significant progress with the advancements in our business, which puts us ahead of schedule in achieving our fiscal 2027 goals. As a result, we now believe that we can achieve greater than $200 million in revenue (8% to 10% average annualized revenue growth) and adjusted EBITDA margins in the low to mid-teens in fiscal 2027.

Our expectations for sales and profitability assume that we will be able to operate our production facilities at planned capacity, have access to our global supply chain including our subcontractors, do not experience significant global health related disruptions, and assumes no further impact from Virgin Orbit or any other unforeseen events.

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

As of March 31, 2023, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

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

We recognize revenue on all contracts when control of the product is transferred to the customer. Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606. Revenue from contracts that is recognized upon shipment accounted for approximately 26% of revenue in fiscal 2023. Revenue from contracts that is recognized over time accounted for approximately 74% of revenue in fiscal 2023. We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, or cost incurred to date to management's estimate of the total cost to be incurred on each contract, or an output method based upon completion of operational milestones, depending upon the nature of the contract.

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

As discussed above under the heading "Critical Accounting Policies", we recognize a majority of our revenue using an over-time recognition method. The key estimate for the over-time recognition model is total labor, total cost and operational milestones to be incurred on each contract and to the extent that these estimates change, it may significantly impact revenue recognized in each period.

Contingencies, by their nature, relate to uncertainties that require us to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss. For more information on these matters, see the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

As discussed above under the heading "Critical Accounting Policies", we allocate the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, and property, plant and equipment. These estimates are based on historical experience and information obtained from the management of the acquired company and are inherently uncertain.

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

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2023 was 3.66% for our defined benefit pension plans and 3.32% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2023 net periodic benefit expense for our defined benefit pension plans and other postretirement benefit plan by approximately $290 and $0.2, respectively.

The expected return on plan assets assumption of 5.50% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2023 net periodic pension expense by approximately $197.

During fiscal 2023 and fiscal 2022, the pension plan extinguished liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2023 and fiscal 2022, the projected benefit obligation and plan assets each decreased $1,383 and $1,279, respectively.

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

Foreign Currency

International consolidated sales for fiscal 2023 were 19% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In fiscal 2023, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB, or India INR). For fiscal 2023, foreign currency exchange rate fluctuations reduced our cash balances by $208 primarily due to the strengthening of the U.S. dollar relative to the Chinese RMB and India INR.

We have limited exposure to foreign currency purchases. In fiscal 2023, our purchases in foreign currencies represented 6% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2023 and as of March 31, 2023, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, such as we recently experienced, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain associated, including as a result of the impact of COVID-19. International conflicts or other geopolitical events, including the ongoing war between Russia and the Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In connection with the BN acquisition, we entered into a $20,000 five-year term loan and a five-year revolving credit facility with Bank of America. The term loan and revolving credit facility bear interest rates that are tied to BSBY, plus 1.50%, subject to a 0.00% floor. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of March 31, 2023, we had $12,500 outstanding on our term loan, $0 outstanding on our revolving credit facility and no interest rate derivatives outstanding. See ''Debt'' in Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $12,500 of variable rate debt outstanding at March 31, 2023 would have an impact of approximately $125 on our interest expense for fiscal 2023.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2023 and 2022; the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2023 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Over time – Input Method – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company recognizes a majority of its revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company primarily utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total direct labor hours to be incurred at completion on each contract or an input method based upon a ratio of direct costs incurred to date to management’s estimate of total costs to be incurred at the completion of each contract. Revenue from contracts that is recognized over time accounted for approximately 74% of revenue in fiscal 2023.

We identified revenue associated with in-process contracts recognized over time utilizing an input method as a critical audit matter because of the judgments necessary for management to estimate total direct labor hours or costs, at completion. An extensive audit effort and a high degree of audit or judgment was required when performing audit procedures to audit management’s estimates of total direct labor hours or total costs at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of total direct labor hours or total costs, at completion, for in-process contracts recognized over time included the following, among others:

•
We tested the effectiveness of controls over management’s estimate of total direct labor hours or total costs, at completion for in-process contracts recognized over time.
•
We tested the mathematical accuracy of management’s calculation of revenue recognized over time.
•
For a selection of in-process contracts with customers that were recognized over time utilizing an input method, we performed the following procedures, among others:
o
Evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.
o
Evaluated the reasonableness and consistency of the methodology used by management to estimate total direct labor hours or total costs at completion for each contract and tested the mathematical accuracy of such estimate.
o
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
•
We evaluated management’s ability to estimate total direct labor hours or total costs at completion accurately by comparing actual direct labor hours or costs incurred to management’s historical estimates for a selection of similar contracts that were completed in fiscal year 2023.

/s/DELOITTE & TOUCHE LLP

Rochester, New York

June 8, 2023

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Years Ended March 31,
	2023	2022	2021

Net sales	$157,118	$122,814	$97,489
Cost of products sold	131,710	113,685	77,020
Gross profit	25,408	9,129	20,469
Other expenses and income:
Selling, general and administrative	23,063	20,386	17,471
Selling, general and administrative - amortization	1,095	913	—
Other operating (income) expense, net	—	(827)	—
Operating income (loss)	1,250	(11,343)	2,998
Other income	(250)	(527)	(113)
Interest income	(129)	(50)	(167)
Interest expense	1,068	450	11
Total other expenses and income	689	(127)	(269)
Income (loss) before provision (benefit) for income taxes	561	(11,216)	3,267
Provision (benefit) for income taxes	194	(2,443)	893
Net Income (loss)	$367	$(8,773)	$2,374
Per share data:
Basic:
Net income (loss)	$0.03	$(0.83)	$0.24
Diluted:
Net income (loss)	$0.03	$(0.83)	$0.24
Average common shares outstanding:
Basic	10,614	10,541	9,959
Diluted	10,654	10,541	9,959
Dividends declared per share	$—	$0.33	$0.44

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollar amounts in thousands)

	Years Ended March 31,
	2023	2022	2021

Net income (loss)	$367	$(8,773)	$2,374
Other comprehensive income (loss):
Foreign currency translation adjustment	(492)	198	385
Defined benefit pension and other postretirement plans, net of income tax benefit of $149, $209, and $509, for the years ended March 31, 2023, 2022 and 2021, respectively	(500)	728	1,774
Total other comprehensive (loss) income	(992)	926	2,159
Total comprehensive income (loss)	$(625)	$(7,847)	$4,533

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$18,257	$14,741
Trade accounts receivable, net of allowances ($1,841 and $87 at March 31, 2023 and 2022, respectively)	24,000	27,645
Unbilled revenue	39,684	25,570
Inventories	26,293	17,414
Prepaid expenses and other current assets	1,534	1,391
Income taxes receivable	302	459
Total current assets	110,070	87,220
Property, plant and equipment, net	25,523	24,884
Prepaid pension asset	6,107	7,058
Operating lease assets	8,237	8,394
Goodwill	23,523	23,523
Customer relationships	10,718	11,308
Technology and technical know-how, net	9,174	9,679
Other intangible assets, net	7,610	8,990
Deferred income tax asset	2,798	2,441
Other assets	158	194
Total assets	$203,918	$183,691
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Current portion of finance lease obligations	29	23
Accounts payable	20,222	16,662
Accrued compensation	10,401	7,991
Accrued expenses and other current liabilities	6,434	6,047
Customer deposits	46,042	25,644
Operating lease liabilities	1,022	1,057
Income taxes payable	16	—
Total current liabilities	86,166	59,424
Long-term debt	9,744	16,378
Finance lease obligations	85	11
Operating lease liabilities	7,498	7,460
Deferred income tax liability	108	62
Accrued pension and postretirement benefit liabilities	1,342	1,666
Other long-term liabilities	2,042	2,196
Total liabilities	106,985	87,197
Commitments and contingencies (Notes 7 and 16)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,774 and 10,801 shares issued and 10,635 and 10,636 shares outstanding at March 31, 2023 and 2022, respectively	1,075	1,080
Capital in excess of par value	28,061	27,770
Retained earnings	77,443	77,076
Accumulated other comprehensive loss	(7,463)	(6,471)
Treasury stock (138 and 164 shares at March 31, 2023 and 2022, respectively)	(2,183)	(2,961)
Total stockholders’ equity	96,933	96,494
Total liabilities and stockholders’ equity	$203,918	$183,691

`

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended March 31,
	2023	2022	2021

Operating activities:
Net income (loss)	$367	$(8,773)	$2,374
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	3,511	3,077	1,945
Amortization	2,476	2,522	—
Virgin Orbit reserves	3,050	—	—
Amortization of unrecognized prior service cost and actuarial losses	672	996	1,066
Amortization of debt issuance costs	212	—	—
Goodwill and other impairments	—	—	184
Equity-based compensation expense	806	809	864
Loss on disposal or sale of property, plant and equipment	—	23	2
Change in fair value of contingent consideration	—	(1,900)	—
Deferred income taxes	(120)	(3,233)	(561)
(Increase) decrease in operating assets:
Accounts receivable	1,520	(2,055)	(1,791)
Unbilled revenue	(14,228)	1,550	(5,298)
Inventories	(9,919)	3,483	5,185
Income taxes receivable	139	(1,208)	1,215
Prepaid expenses and other current and non-current assets	(97)	(340)	416
Operating lease assets	1,206	1,059	155
Prepaid pension asset	(651)	(1,207)	(841)
Increase (decrease) in operating liabilities:
Accounts payable	3,467	(3,238)	3,556
Accrued compensation, accrued expenses and other current and non-current liabilities	2,654	1,164	3,101
Customer deposits	20,526	5,523	(13,206)
Operating lease liabilities	(1,049)	(962)	(158)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(628)	491	70
Net cash provided (used) by operating activities	13,914	(2,219)	(1,722)
Investing activities:
Purchase of property, plant and equipment	(3,749)	(2,324)	(2,158)
Proceeds from disposal of property, plant and equipment	—	—	7
Purchase of investments	—	—	(42,603)
Redemption of investments at maturity	—	5,500	77,151
Acquisition of Barber-Nichols, LLC	—	(60,282)	—
Net cash (used) provided by investing activities	(3,749)	(57,106)	32,397
Financing activities:
Principal repayments on debt	(11,000)	(39,750)	(4,599)
Proceeds from the issuance of debt	5,000	58,250	4,599
Principal repayments on finance lease obligations	(23)	(21)	(40)
Repayments on lease financing obligations	(275)	(225)	—
Payment of debt issuance costs	(122)	(271)	—
Dividends paid	—	(3,523)	(4,391)
Purchase of treasury stock	(21)	(41)	(23)
Net cash (used) provided by financing activities	(6,441)	14,419	(4,454)
Effect of exchange rate changes on cash	(208)	115	356
Net increase (decrease) in cash and cash equivalents	3,516	(44,791)	26,577
Cash and cash equivalents at beginning of year	14,741	59,532	32,955
Cash and cash equivalents at end of year	$18,257	$14,741	$59,532

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2023, 2022 and 2021

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at March 31, 2020	10,689	$1,069	$26,361	$91,389	$(9,556)	$(12,539)	$96,724
Comprehensive income				2,374	2,159		4,533
Issuance of shares	113	11	(11)				—
Forfeiture of shares	(54)	(5)	5				—
Dividends				(4,391)			(4,391)
Recognition of equity-based compensation expense			864				864
Purchase of treasury stock						(23)	(23)
Issuance of treasury stock			53			169	222
Balance at March 31, 2021	10,748	1,075	27,272	89,372	(7,397)	(12,393)	97,929
Comprehensive income (loss)				(8,773)	926		(7,847)
Issuance of shares	164	16	(16)				—
Forfeiture of shares	(111)	(11)	11				—
Dividends				(3,523)			(3,523)
Recognition of equity-based compensation expense			809				809
Purchase of treasury stock						(41)	(41)
Issuance of treasury stock			(306)			9,473	9,167
Balance at March 31, 2022	10,801	1,080	27,770	77,076	(6,471)	(2,961)	96,494
Comprehensive income (loss)				367	(992)		(625)
Issuance of shares	17	—	—				—
Forfeiture of shares	(44)	(5)	5				—
Recognition of equity-based compensation expense			806				806
Purchase of treasury stock						(21)	(21)
Issuance of treasury stock			(520)			799	279
Balance at March 31, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2023, 2022 and 2021

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. The Company acquired Barber-Nichols, LLC ("BN") in June 2021. The accompanying Consolidated Financial Statements include BN at March 31, 2023, 2022 and for the period June 1, 2021 through March 31, 2023. The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2023, 2022 and 2021 are referred to as "fiscal 2023," "fiscal 2022" and "fiscal 2021," respectively.

Principles of consolidation and use of estimates in the preparation of consolidated financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BN, located in Arvada, Colorado, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China, and Graham India Private Limited, located in India. All intercompany balances, transactions and profits are eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

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

Trade Accounts receivable, net of allowances

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The provision for credit losses is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional provisions in the future.

Shipping and handling fees and costs

Shipping and handling fees billed to the customer are recorded in Net sales and the related costs incurred for shipping and handling are included in Cost of products sold.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided based upon the estimated useful lives, or lease term if shorter, under the straight-line method. Estimated useful lives range from approximately three to eight years for office equipment, eight to 25 years for manufacturing equipment, eight years for land improvements, leasehold improvements are depreciated over the remaining term of the lease and 40 years for buildings and improvements. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than its carrying amount, or if significant adverse changes in the Company's future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill.

Intangible Assets

Acquired intangible assets other than goodwill consist of backlog, customer relationships, technology and technical know-how and tradenames. Backlog and trade names are included in the line item Other intangible assets, net in the Consolidated Balance Sheet. The Company amortizes Technology and technical know-how and Customer relationships in Selling, general and administrative expense on a straight line basis over each of their estimated useful lives of twenty years. Backlog is amortized in Cost of products sold over the projected conversion period of four years which is based on management estimates at time of purchase. All other intangibles have indefinite lives and are not amortized.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $4,144 $3,845 and $3,367 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Research and development costs are included in the line item “Cost of products sold” in the Consolidated Statements of Operations.

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

Stock based compensation

The Company records compensation costs related to equity-based awards based on the estimated fair value of the award on the grant date. Compensation cost is recognized in the Company's Consolidated Statements of Operations over the applicable vesting period. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its stock option awards. For service and performance based restricted stock awards and restricted stock units, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date. The fair market value of market-based performance restricted stock awards is determined using the Monte Carlo valuation model. The amount of equity-based compensation expense recognized during a period is based on the portion of the awards that are ultimately vest.

Income (loss) per share data

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period.

A reconciliation of the numerators and denominators of basic and diluted income (loss) per share is presented below:

	Year ended March 31,
	2023	2022	2021
Basic income (loss) per share:
Numerator:
Net income (loss)	$367	$(8,773)	$2,374
Denominator:
Weighted average common shares outstanding	10,614	10,541	9,959
Basic income (loss) per share	$0.03	$(0.83)	$0.24

Diluted income (loss) per share:
Numerator:
Net income(loss)	$367	$(8,773)	$2,374
Denominator:
Weighted average common shares outstanding	10,614	10,541	9,959
Restricted stock units outstanding	40	—	—
Weighted average common and potential common shares outstanding	10,654	10,541	9,959
Diluted income (loss) per share	$0.03	$(0.83)	$0.24

None of the options to purchase shares of common stock which totaled 33 shares and 37 shares in fiscal 2022 and fiscal 2021, respectively, were included in the computation of diluted loss per share as the affect would be anti-dilutive given their exercise price as they would not be dilutive upon issuance or due to the net losses in the fiscal year.

Cash flow statement

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	Year ended March 31,
	2023	2022	2021
Interest paid	$1,026	$417	$11
Income taxes paid	185	2,012	200
Pension and other post retirement income (loss) adjustments, net of income tax	(500)	728	1,774
Issuance of treasury stock to the Employee Stock Purchase Plan (See Note 12)	279	204	222
Capital purchases recorded in accounts payable	483	177	173
Issuance of treasury shares as part of the consideration of the acquisition	—	8,964	—

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

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $72,014 was comprised of 610 shares of the Company's common stock, representing a value of $8,964 at a price of $14.69 per share, and cash consideration of $61,150, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through cash on-hand and debt proceeds (see Note 8). The purchase agreement included a contingent earn-out dependent upon certain financial measures of BN post-acquisition, in which the sellers were eligible to receive up to $14,000 in additional cash consideration. At June 30, 2021, a liability of $1,900 was recorded for the contingent earn-out. Subsequent to the acquisition, the earn-out agreement was terminated and the contingent liability was reversed into Other operating (income) expense, net, on the Company's Consolidated Statement of Operations. Prior to the acquisition, BN and Ascent Properties Group, LLC, a related party, entered into a nine year operating lease agreement for an office and manufacturing building in Arvada, Colorado. This lease was acquired as part of the Company's acquisition of BN and had a monthly payment in the amount of $40 with a 3% yearly escalation. Also prior to the acquisition, BN and Ascent Properties Group, LLC entered into a seven-year equipment lease agreement to lease various machinery and equipment. This equipment lease was also acquired as part of the Company's acquisition of BN and had a monthly payment of $16. Acquisition related costs of $554 were expensed in fiscal 2022, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

The cost of the acquisition was allocated to the assets acquired and the liabilities assumed based upon its estimated fair value at the date of the acquisition and the amount exceeding the fair value was recorded as goodwill, which is deductible for tax purposes. The following table presents the impact of the final adjustments on individual line items in the Company's Consolidated Balance Sheet at March 31, 2022:

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

The purchase price was allocated to specific intangible assets as follows:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2023
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$1,082	$10,718
Technology and technical know-how	20 years	10,100	926	9,174
Backlog	4 years	3,900	2,990	910
		$25,800	$4,998	$20,802

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700

Technology and technical know-how and customer relationships are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible amortization was $2,476 and $2,522 for fiscal 2023 and 2022, respectively. The estimated annual amortization expense is as follows:

Annual Amortization
2024	$1,782
2025	1,318
2026	1,095
2027	1,095
2028	1,095
2029 and thereafter	14,417
Total intangible amortization	$20,802

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

The following tables present the Company's net sales disaggregated by market and geographic area:

	Year ended March 31,
Market	2023	2022	2021
Refining	$27,270	$24,406	$39,713
Chemical/Petrochemical	21,950	15,955	24,019
Defense	65,327	62,189	23,939
Space	21,180	5,744	—
Other Commercial	21,391	14,520	9,818
Net sales	$157,118	$122,814	$97,489

	Year ended March 31,
Geographic Area	2023	2022	2021
Asia	$16,040	$13,687	$25,614
Canada	4,464	3,583	6,538
Middle East	2,914	2,489	4,843
South America	3,021	1,972	6,202
U.S.	127,519	97,718	52,724
All other	3,160	3,365	1,568
Net sales	$157,118	$122,814	$97,489

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Cuba, Iran, North Korea or Syria.

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

The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management's estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management. Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606. The following table presents the Company's revenue percentages disaggregated by revenue recognized over time or upon shipment:

	Year ended March 31,
	2023	2022	2021

Revenue recognized over time	74%	75%	60%
Revenue recognized at shipment	26%	25%	40%

In fiscal 2021, revenue recognized over time as a percentage of total revenue was lower as compared with the other years due to limited production on large contracts during the first quarter of fiscal 2021 as a result of the COVID-19 pandemic, as well as the completion of two large projects in China which did not meet the criteria for recognizing revenue over time.

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2023	March 31, 2022	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$39,684	$25,570	$14,114	$84,794	$(70,680)
Customer deposits (contract liabilities)	(46,042)	(25,644)	(20,398)	22,366	(42,764)
Net contract (liabilities) assets	$(6,358)	$(74)	$(6,284)

Contract liabilities at March 31, 2023 and 2022 include $6,092 and $4,216, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Consolidated Balance Sheets, includes corresponding balances at March 31, 2023 and 2022, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,542 and $3,182 at March 31, 2023 and 2022, respectively.

Incremental costs to obtain a contract consist of sales employee and agent commissions. Commissions paid to employees and sales agents are capitalized when paid and amortized to Selling, general and administrative expense when the related revenue is recognized. Capitalized costs, net of amortization, to obtain a contract were $22 and $32 at March 31, 2023 and 2022, respectively, and are included in the line item Prepaid expenses and other current assets in the Consolidated Balance Sheets. The related amortization expense was $46, $166 and $600 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of March 31, 2023, the Company had remaining unsatisfied performance obligations of $301,734. The Company expects to recognize revenue on approximately 50% to 55% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2023	2022
Raw materials and supplies	$4,344	$4,145
Work in process	20,554	11,631
Finished products	1,395	1,638
	$26,293	$17,414

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2023	2022
Land and land improvements	$450	$450
Buildings and leasehold improvements	23,112	22,820
Machinery and equipment	41,398	39,905
Construction in progress	2,518	228
	67,478	63,403
Less – accumulated depreciation and amortization	41,955	38,519
	$25,523	$24,884

Depreciation expense in fiscal 2023, fiscal 2022 and fiscal 2021 was $3,511, $3,077, and $1,945, respectively.

Note 6 – Product Warranty Liability:

The reconciliation of the changes in the product warranty liability is as follows:

	Year ended March 31,
	2023	2022
Balance at beginning of year	$441	$626
BN warranty accrual acquired	—	169
Expense for product warranties	364	386
Product warranty claims paid	(227)	(740)
Balance at end of year	$578	$441

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Note 7 - Leases:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of March 31, 2023, the Company did not have any material leases that have been signed but not commenced.

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

The Company previously entered into operating leases with Ascent Properties Group, LLC ("Ascent"), a limited liability company of which our Chief Executive Officer holds a majority interest, for an office and manufacturing building in Arvada, Colorado, as well as machinery and equipment. During fiscal 2023, the Company entered into an additional lease with Ascent for another manufacturing building in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $843 and $707 in fiscal 2023 and 2022, respectively. Future minimum lease payments under these leases as of March 31, 2023 are $6,738.

The discount rate implicit within the Company's leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	March 31,
	2023	2022
Finance Leases
Weighted-average remaining lease term in years	4.45	1.42
Weighted-average discount rate	7.98%	10.67%

Operating Leases
Weighted-average remaining lease term in years	7.00	7.54
Weighted-average discount rate	3.25%	3.27%

The components of lease expense are as follows:

	Year Ended March 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$24	$20
Interest on lease liabilities	4	5
Operating lease cost	1,394	1,309
Short-term lease cost	17	33
Total lease cost	$1,439	$1,367

Operating lease costs during fiscal 2023, fiscal 2022 and fiscal 2021 were included within Cost of sales and Selling, general and administrative expenses.

As of March 31, 2023, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
2024	$1,281	$36
2025	1,295	26
2026	1,309	26
2027	1,349	26
2028 and thereafter	4,328	21
Total lease payments	9,562	135

Less – amount representing interest	1,042	21
Present value of net minimum lease payments	$8,520	$114

ROU assets obtained in exchange for new operating lease liabilities were $1,169 and $328 in fiscal 2023 and fiscal 2022, respectively.

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

Long term debt is comprised of the following:

	March 31,
	2023	2022
Bank of America term loan	$12,500	$18,500
Less: unamortized debt issuance costs	(756)	(122)
	11,744	18,378
Less: current portion	2,000	2,000
Total	$9,744	$16,378

As of March 31, 2023, future minimum payments required were as follows:

2024	$2,000
2025	2,000
2026	8,500
2027	—
2028	—
2029 and thereafter	—
Total	$12,500

On June 1, 2021, the Company entered into a five-year revolving credit facility with Bank of America that provides a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option and the bank's approval at any time up to $40,000. As of March 31, 2023 and 2022, there was no amount outstanding on the line of credit. Amounts outstanding under the facility agreement bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of March 31, 2023 and 2022, the BSBY rate was 4.92% and 0.13083%, respectively. Outstanding letters of credit under this agreement are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the revolving credit facility are subject to an unused commitment fee of 0.25%. As of March 31, 2023, there was $5,874 letters of credit outstanding with Bank of America.

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

The Company has entered into amendment agreements with Bank of America since origination. Under the amended agreements, the Company is not required to comply with the maximum total leverage ratio and the minimum fixed charge coverage ratio covenants contained in the original term loan agreement for the periods ending December 31, 2021 and March 31, June 30 and September 30, 2022. The principal balance outstanding on the line of credit may not exceed $15,000, unless letters of credit exceed $11,500, in which case the limit is $17,000, until the compliance date. The compliance date is defined as the date on which Bank of America has received all required financial information with respect to the Company for the fiscal year ending March 31, 2023 and no event of default exists. In addition, on or before September 1, 2023 and at all times thereafter, all of the Company's deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. The Company covenants to maintain EBITDA, as defined in such amendment, of at least ($700) for the twelve-month period ending June 30, 2022 and $1,800 for the twelve-month period ending September 30, 2022; maintain a total maximum leverage ratio of 4.0 to 1.0 for the twelve-month period ending December 31, 2022 and 3.0 to 1.0 for the period ending March 31, 2023; and maintain liquidity, as defined in such amendment, of at least $10,000 prior to the occurrence of the compliance date and $20,000 from and after the occurrence of the compliance date. As of March 31, 2023, the Company was in compliance with the amended financial covenants of its loan agreement. At March 31, 2023, the amount available under the revolving credit facility was $10,016, subject to the above liquidity and leverage covenants.

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

The Company has a letter of credit facility agreement with HSBC Bank USA, N.A. of $7,500. Under the agreement, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of 3% plus the bank's prime rate. The Company's obligations under the agreement are secured by cash held with the bank. As of March 31, 2023, there was $6,813 letters of credit outstanding with HSBC and availability under the letter of credit facility was $687. The agreement is subject to an annual renewal by the bank on July 31 of each year.

Letters of credit outstanding as of March 31, 2023 and 2022 were $12,842 and $12,233, respectively.

Note 9 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash, cash equivalents with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2023 and 2022, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2023 and 2022, the Company was contingently liable on outstanding standby letters of credit aggregating $12,842 and $12,233, respectively.

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

Note 10 – Income Taxes:

An analysis of the components of income (loss) before provision (benefit) for income taxes is presented below:

	Year ended March 31,
	2023	2022	2021
United States	$(66)	$(11,954)	$(602)
Asia	627	738	3,869
	$561	$(11,216)	$3,267

The provision (benefit) for income taxes consists of:

	Year ended March 31,
	2023	2022	2021
Current:
Federal	$37	$(31)	$924
State	204	72	62
Foreign	73	749	468
	314	790	1,454
Deferred:
Federal	(89)	(2,648)	(960)
State	(82)	(155)	(116)
Foreign	93	(423)	508
Changes in valuation allowance	(42)	(7)	7
	(120)	(3,233)	(561)
Total provision (benefit) for income taxes	$194	$(2,443)	$893

The reconciliation of the provision (benefit) calculated using the U.S. federal tax rate with the provision (benefit) for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2023	2022	2021
Provision (benefit) for income taxes at federal rate	$118	$(2,355)	$686
State taxes	92	(96)	(35)
Charges not deductible for income tax purposes	26	147	158
Stock based compensation	114	—	—
Research and development tax credits	(240)	(295)	(172)
Valuation allowance	(42)	(7)	7
Difference in federal rate	27	31	156
Nondeductible fringe benefits	44	—	—
Foreign withholding tax	—	138	—
Foreign tax credit	—	—	(84)
Foreign-derived intangible income deduction	—	(2)	(81)
Global intangible low-taxed income	55	—	405
Net operating loss carryback	—	—	(146)
Other	—	(4)	(1)
Provision for income taxes	$194	$(2,443)	$893

The net deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company's net deferred income tax asset (liability) follows:

	March 31,
	2023	2022
Depreciation	$(3,117)	$(3,345)
Accrued compensation	309	362
Goodwill	(224)	180
Prepaid pension asset	(1,355)	(1,557)
Accrued pension liability	245	291
Accrued postretirement benefits	79	105
Compensated absences	567	515
Inventories	(10)	899
Warranty liability	135	99
Accrued expenses	1,276	1,230
Equity-based compensation	230	240
Allowance for doubtful accounts	422	—
Operating lease assets	(1,894)	(1,954)
Operating lease liabilities	1,963	1,990
Acquisition costs	142	152
Intangible assets	236	158
New York State investment tax credit	1,066	1,108
Research and development tax credit	1,243	240
Research and development credit carryforward	367	—
Net operating loss carryforwards	2,205	2,748
Capital loss related to sale of Energy Steel	4,211	4,211
Other	(129)	26
	7,967	7,698
Less: Valuation allowance	(5,277)	(5,319)
Total	$2,690	$2,379

Deferred income taxes include the impact of state investment tax credits of $272, which expire from 2024 to 2036 and state investment tax credits of $794, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2023 and 2022 related to certain state investment tax credits and the capital loss related to Energy Steel would not be realized, and recorded a valuation allowance of $5,277 and $5,319, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for tax years 2019 through 2022 and examination in state tax jurisdictions for tax years 2018 through 2022. The Company is subject to examination in the People's Republic of China for tax years 2019 through 2022 and in India for tax years 2019 through 2022. The liability for unrecognized tax benefits was $0 at each of March 31, 2023 and 2022.

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

The components of pension (benefit) cost are:

	Year ended March 31,
	2023	2022	2021
Service cost during the period	$333	$373	$461
Interest cost on projected benefit obligation	1,185	1,147	1,211
Expected return on assets	(2,169)	(2,727)	(2,513)
Amortization of:
Actuarial loss	633	669	1,039
Net pension cost (benefit)	$(18)	$(538)	$198

The components of net pension (benefit) cost other than the service cost component are included in “Other income” in the Consolidated Statements of Operations.

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2023	2022	2021
Discount rate	3.66%	3.21%	3.44%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	5.50%	6.50%	6.50%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during fiscal 2024.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2023	2022
Change in the benefit obligation
Projected benefit obligation at beginning of year	$32,991	$36,320
Service cost	333	373
Interest cost	1,185	1,147
Actuarial loss	(5,364)	(2,486)
Benefit payments	(1,116)	(1,084)
Liability released through annuity purchase	(1,383)	(1,279)
Projected benefit obligation at end of year	$26,646	$32,991

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$40,049	$42,536
Actual return on plan assets	(4,797)	(124)
Benefit and administrative expense payments	(1,116)	(1,084)
Annuities purchased	(1,383)	(1,279)
Fair value of plan assets at end of year	$32,753	$40,049

Funded status
Funded status at end of year	$6,107	$7,058
Amount recognized in the Consolidated Balance Sheets	$6,107	$7,058

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2023	2022
Discount rate	5.03%	3.66%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2023 and fiscal 2022, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2023 and fiscal 2022, the projected benefit obligation and plan assets decreased $1,383 and $1,279, respectively. The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2023 and 2022 was $23,784 and $29,943, respectively. At March 31, 2023 and 2022, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2023	2022
Net actuarial loss	$7,506	$6,753

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2023	2022
Net actuarial loss arising during the year	$1,246	$284
Amortization of actuarial loss	(493)	(521)
	$753	$(237)

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2024	$1,128
2025	1,145
2026	1,108
2027	1,118
2028	1,227
2029-2033	7,704
Total	$13,430

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2023	2022
Equity securities	20%	20%	21%
Debt securities	80%	80%	79%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2023 and 2022, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$91	$91	$—	$—

Equity securities:
U.S. companies	3,824	3,824	—	—
International companies	2,555	2,555	—	—

Fixed income:
Corporate bond funds
Long-term	26,283	26,283	—	—
	$32,753	$32,753	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$98	$98	$—	$—

Equity securities:
U.S. companies	5,861	5,861	—	—
International companies	2,462	2,462	—	—

Fixed income:
Corporate bond funds
Long-term	31,628	31,628	—	—
	$40,049	$40,049	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company's contribution to the defined contribution plan for these employees in fiscal 2023, fiscal 2022 and fiscal 2021 was $1,030, $710 and $430, respectively.

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2023, fiscal 2022, and fiscal 2021 related to this plan was $74, $346 and $105, respectively. The weighted average discount rate used to determine pension expense for this plan was 3.64%, 3.21% and 3.44% for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The weighted average rate of increase in compensation levels used to develop pension expense for this plan was 3% in each of fiscal 2023, fiscal 2022 and fiscal 2021. At March 31, 2023 and 2022, the projected benefit obligation was $1,104 and $1,320, respectively, and is included in the caption "Accrued Pension and Postretirement Benefit Liabilities" in the Consolidated Balance Sheets. The amounts recognized in accumulated other comprehensive loss, net of income tax, consist of a net actuarial loss of ($47) and $123 at March 31, 2023 and 2022, respectively.

The Company has a domestic defined contribution plan (401(k)) covering substantially all employees. The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $1,904 in fiscal 2023, $1,365 in fiscal 2022 and $863 in fiscal 2021.

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

The components of postretirement benefit expense are:

	Year ended March 31,
	2023	2022	2021
Interest cost on accumulated benefit obligation	$15	$13	$18
Amortization of actuarial loss	12	25	27
Net postretirement benefit expense	$27	$38	$45

Net postretirement benefit expense is included in “Other income” in the Consolidated Statements of Operations.

The weighted average discount rates used to develop the net postretirement benefit cost were 3.32%, 2.34% and 3.01% in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2023	2022
Change in the benefit obligation
Projected benefit obligation at beginning of year	$478	$587
Interest cost	15	13
Actuarial loss (gain)	(95)	(66)
Benefit payments	(43)	(56)
Projected benefit obligation at end of year	$355	$478

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	43	56
Benefit payments	(43)	(56)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(355)	$(478)
Amount recognized in the Consolidated Balance Sheets	$(355)	$(478)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2023	2022
Discount rate	4.76%	3.32%
Medical care cost trend rate	7.00%	7.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 4.5% in 2027 and subsequent years. This was accomplished using 0.5% decrements for the years ended March 31, 2023 through 2028.

The current portion of the accrued postretirement benefit obligation of $49 and $63, at March 31, 2023 and 2022, respectively, is included in the caption "Accrued Compensation" and the long-term portion is included in the caption "Accrued Pension and Postretirement Liabilities" in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2023	2022
Net actuarial loss	$11	$94

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2023	2022
Net actuarial gain arising during the year	$(74)	$(51)
Amortization of actuarial loss	(9)	(19)
	$(83)	$(70)

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2024	$49
2025	45
2026	42
2027	39
2028	36
2029-2033	134
Total	$345

Note 12 - Stock Compensation Plans:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan") was approved by the Company’s stockholders at the Annual Meeting on August 11, 2020 and provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors. The shares available for issuance include 112 shares remaining available under the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. However, 13 shares of unvested restricted stock under the 2000 Plan remain subject to the terms of such plan until the time such awards expire or are exercised and such shares of restricted stock vest or are forfeited. There were 256 shares available for future grants pursuant to the 2020 Plan at March 31, 2023.

The following grants of restricted stock units ("RSUs"), performance stock units ("PSUs"), and restricted stock awards ("RSAs") were awarded:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Year Ended March 31,	Directors	Key Employees	Key Employees	Awarded
2023
Time Vesting RSUs	37	56	33	126
Performance Vesting PSUs	0	0	112	112
2022
Time Vested RSAs	22	54	0	76
Performance Vested RSAs	0	0	88	88
2021
Time Vested RSAs	21	38	0	59
Performance Vested RSAs	0	0	54	54

(1) Subject to the terms of the applicable award.

Stock-based compensation cost and the related tax benefits were as follows:

	Stock-Based	Related
Year Ended March 31,	Compensation Cost	Tax Benefits
2023	785	173
2022	780	173
2021	817	193

The following table summarizes information about the Company's stock option awards during fiscal 2023, fiscal 2022 and fiscal 2021:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at March 31, 2020	37	18.92
Exercised	—
Outstanding at March 31, 2021	37	18.92
Exercised	—
Expired	(4)	21.19
Outstanding at March 31, 2022	33	18.65
Exercised	—
Expired	(33)	18.65
Outstanding at March 31, 2023	—

Vested or expected to vest at March 31, 2023	—

Exercisable at March 31, 2023	—

As of March 31, 2023, there was $2,345 of total unrecognized stock-based compensation expense related to non-vested restricted stock. The Company expects to recognize this expense over a weighted average period of 1.76 years.

The following table summarizes information about the Company's RSAs, RSUs, and PSUs granted during fiscal 2023, fiscal 2022 and fiscal 2021:

	Number of RSAs, RSUs and PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at March 31, 2020	149	25.26
Granted	113	16.39
Vested	(43)	22.70
Forfeited	(54)	23.09
Non-vested at March 31, 2021	165	20.56
Granted	164	18.29
Vested	(58)	18.15
Forfeited	(112)	21.29
Non-vested at March 31, 2022	159	18.59
Granted	238	8.51
Vested	(35)	8.14
Forfeited	(57)	18.86
Non-vested at March 31, 2023	305	11.09	$3,990

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the (1) last, (2) first or (3) lower of the last or first day of the six-month offering period. A total of 400 shares of common stock may be purchased under the ESPP. In fiscal 2023, fiscal 2022 and fiscal 2021, 29, 18 and 21 shares, respectively, were issued from treasury stock to the ESPP for the offering periods in each of the fiscal years. In fiscal 2023, 17 shares were issued from common stock. During fiscal 2023, fiscal 2022 and fiscal 2021, the Company recognized stock-based compensation cost of $21, $29 and $47, respectively, related to the ESPP and $5, $7 and $11, respectively, of related tax benefits.

Note 13 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2023 and fiscal 2022 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2021	$(7,698)	$301	$(7,397)
Other comprehensive income before reclassifications	(47)	198	151
Amounts reclassified from accumulated other comprehensive loss	775	—	775
Net current-period other comprehensive income	728	198	926
Balance at March 31, 2022	(6,970)	499	(6,471)
Other comprehensive income before reclassifications	(1,023)	(492)	(1,515)
Amounts reclassified from accumulated other comprehensive loss	523	—	523
Net current-period other comprehensive income	(500)	(492)	(992)
Balance at March 31, 2023	$(7,470)	$7	$(7,463)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2023

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(672)	(1)
	(672)		Income before provision for income taxes
	(149)		Provision for income taxes
	$(523)		Net income

Year ended March 31, 2022

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(996)	(1)
	(996)		Income before provision for income taxes
	(221)		Provision for income taxes
	$(775)		Net income

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

See Note 3 to the Consolidated Financial Statements for net sales by market and geographic area.

In fiscal 2023, the Company had two customers whose sales amounted to 15% and 12% of total consolidated net sales. In fiscal 2022, the Company had two customers whose sales amounted to 12% and 10% of total consolidated net sales. In fiscal 2021, the Company had two customers whose sales amounted to 12% and 11% of total consolidated net sales. One customer representing such sales was the same customer in fiscal 2023, fiscal 2022 and fiscal 2021.

Note 15 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program. No shares were purchased under this program in fiscal 2023, fiscal 2022 or fiscal 2021. Under the terms of our credit agreement with Bank of America, the Company cannot repurchase shares of its common stock if the Company is in default or if such repurchase would result in an event of default under the credit agreement.

Note 16 – Commitments and Contingencies:

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

As of March 31, 2023, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. On April 4, 2023, Virgin Orbit Holdings, Inc. ("Virgin Orbit") commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11 Bankruptcy"). As a result, we recorded reserves of $3,050 for accounts receivable and inventory related to Virgin Orbit during fiscal 2023.

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

Note 17 - Other Operating (Income) Expense, Net:

On November 29, 2021, the Company and Jeffrey F. Glajch entered into a Severance and Transition Agreement (the "Agreement") pursuant to which Mr. Glajch agreed to retire from his position the earlier of June 30, 2022 or as of a date upon which the Company and Mr. Glajch otherwise mutually agreed. On March 27, 2022, the Company and Mr. Glajch entered into an Amended and Restated Severance and Transition Agreement (the "Amended Agreement") in which Mr. Glajch agreed to retire on April 15, 2022. Mr. Glajch agreed to provide certain transition-related services to the Company for a period of nine months following the date of separation. The Amended Agreement also provides that the company will pay Mr. Glajch a severance payment in an amount equal to nine months of Mr. Glajch's base salary commencing in April 2022 as well as health care premiums. As a result, expense of $275 is recognized and included in Other operating (income) expense, net in the Consolidated Statement of Operations in Fiscal 2022. At March 31, 2022, the related liability of $275 is included in Accrued compensation in the Consolidated Balance Sheet. As of March 31, 2023, the liability was zero.

On August 9, 2021, the Company and James R. Lines entered into a Severance and Transition Agreement (the "Transition Agreement") pursuant to which Mr. Lines resigned from his position as the Company's Chief Executive Officer and as a member of the Board of Directors, and from positions he holds with all Company subsidiaries and affiliates, effective as of the close of business on August 31, 2021. The Transition Agreement provides that for a period of 18 months following the separation date, Mr. Lines is paid his base salary as well as health care premiums. As a result, expense of $798 is recognized and included in Other operating (income) expense, net in the Consolidated Statement of Operations in Fiscal 2022. At March 31, 2022, the related liability of $485 is included in Accrued compensation in the Company's Consolidated Balance Sheet. At March 31, 2023, the liability was zero.

During the second quarter ended September 30, 2021, the Company terminated the earn out agreement related to the acquisition of BN (see Note 2), therefore the Company recognized a change in fair value of the contingent liability in the amount $1,900, which was include in Other operating (income) expense, net in the Company's Consolidated Statement of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer and Vice President–Finance and Chief Financial Officer (principal financial officer) concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President-Finance and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance and Chief Financial Officer (principal financial officer) we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Graham Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated June 8, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/DELOITTE & TOUCHE LLP

Rochester, New York

June 8, 2023

We have served as the Company's auditor since 1993.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," and "Corporate Governance" contained in our proxy statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2023. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the heading “Delinquent Section 16(a) Reports” contained in our proxy statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2023.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics also applies to all of our other employees and to our directors. Our Code of Business Conduct and Ethics is available on our website located at www.grahamcorp.com by clicking on the "Corporate Governance" heading in the "Investor Relations" tab. We intend to post any amendments to or waivers from our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, on our website.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation," "Pay Versus Performance,” and "Director Compensation" contained in our proxy statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management," and "Proposal Five: Approve First Amendment to the Equity Incentive Plan - Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2023" contained in our proxy statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Appointment of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2023 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2023.

Part IV

Item 15. Exhibits, Financial Statement Schedules

We have filed our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K and have listed such financial statements in the Index to Financial Statements included in Item 8. In addition, the financial statement schedule entitled "Schedule II - Valuation and Qualifying Accounts" is filed as part of this Form 10-K under this Item 15.

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

#	10.6

Employment Agreement dated June 1, 2021, between Graham Corporation and Matthew Malone, is incorporated herein by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 2022.

#	10.7

Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 29, 2010.

#	10.8

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

#	10.9	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.
#	10.10	2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.
#	10.11

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2023 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 23, 2022.

#	10.12

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2023 is incorporate herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 2, 2022.

#	10.13	Form of Director Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
#	10.14

Form of Employee Performance Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

#	10.15

Form of Employee Time Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

#	10.16

Amended and Restated Performance Bonus Agreement between Graham Acquisition I, LLC and Barber-Nichols, LLC is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

#	10.17

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 13, 2016.

#	10.18	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
#	10.19

Form of Employee Non-Qualified Stock Option Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#	10.20

Form of Employee Time-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#	10.21

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

	10.24

Letter Agreement dated October 28, 2020 between the Company and HSBC Bank USA, National Association is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 28, 2020.

	10.25

Unit Purchase Agreement, dated as of June 1, 2021, between Graham Corporation, Graham Acquisition I, LLC, BNI Holdings, Inc., and certain other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2021.

	10.26

Loan Agreement, dated as of June 1, 2021, between Graham Corporation and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 1, 2021.

	10.27

Amendment to Loan Agreement and Waiver dated February 4, 2022 by and among Graham Corporation, Bank of America, N.A., GHM Acquisition Corp., Graham Acquisition I, LLC, and Barber-Nichols, LLC is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021.

	10.28

Second Amendment to Loan Agreement dated as of March 31, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 31, 2022.

	10.29

Third Amendment to Loan Agreement and Waiver dated as of June 7, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended March 31, 2022.

	10.30

Fourth Amendment to Loan Agreement and Waiver dated as of August 2, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A. is

incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.
10.31

Fifth Amendment to Loan Agreement and Waiver dated as of September 6, 2022, by and among Graham Corporation, Barber-Nichols, LLC, GHM Acquisition Corp., Graham Acquisition I, LLC, and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

(21)	Subsidiaries of the registrant
*	21.1	Subsidiaries of the registrant
(23)	Consents of Experts and Counsel
*	23.1	Consent of Deloitte & Touche LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	31.1	Certification of Principal Executive Officer
*	31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
**	32.1	Section 1350 Certifications
(101)	Interactive Data File
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Definitions Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File embedded within the Inline XBRL document
*	Exhibits filed with this report.
**	Exhibit furnished with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2023
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$87	$1,765	$—	$(11)	$1,841
Reserves included in the balance sheet caption "accrued expenses"	$760	$—	$—	$(760)	$—
Product warranty liability	$441	$364	$—	$(227)	$578

Year ended March 31, 2022
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$29	$163	$21	$(126)	$87
Reserves included in the balance sheet caption "accrued expenses"	$—	$1,073	$—	$(313)	$760
Product warranty liability	$626	$386	$169	$(740)	$441

Year ended March 31, 2021
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$33	$(4)	$—	$—	$29
Reserves included in the balance sheet caption "accrued expenses"
Product warranty liability	$359	$344	$—	$(77)	$626

Amounts under the column labeled "Charged to Other Accounts" above represent amounts acquired in the BN acquisition.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 8, 2023	By:	/s/ Christopher J. Thome
Christopher J. Thome
Vice President-Finance,
Chief Financial Officer, Chief Accounting Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Daniel J. Thoren	President and Chief Executive Officer and	June 8, 2023
Daniel J. Thoren	Director (Principal Executive Officer)

/s/ Christopher J. Thome	Vice President-Finance, Chief	June 8, 2023
Christopher J. Thome	Financial Officer, Chief Accounting Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. Barber	Director	June 8, 2023
James J. Barber

/s/ Alan Fortier	Director	June 8, 2023
Alan Fortier

/s/ Cari L. Jaroslawsky	Director	June 8, 2023
Cari L. Jaroslawsky

/s/ Jonathan W. Painter	Director and Chairman of the Board	June 8, 2023
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 8, 2023
Lisa M. Schnorr

/s/ Troy A. Stoner	Director	June 8, 2023
Troy A. Stoner