Form 10-Q
period 2023-06-30
GRAHAM CORP
filed 2023-08-07
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of August 3, 2023, there were outstanding 10,702,920 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2023 and March 31, 2023 and for the three months ended June 30, 2023 and 2022

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Net sales	$47,569	$36,075
Cost of products sold	36,592	29,331
Gross profit	10,977	6,744
Other expenses and income:
Selling, general and administrative	7,019	5,485
Selling, general and administrative – amortization	274	274
Operating income	3,684	985
Other expense (income), net	93	(63)
Interest expense, net	185	157
Income before provision for income taxes	3,406	891
Provision for income taxes	766	215
Net income	$2,640	$676
Per share data
Basic:
Net income	$0.25	$0.06
Diluted:
Net income	$0.25	$0.06
Weighted average common shares outstanding:
Basic	10,653	10,610
Diluted	10,719	10,630

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Net income	$2,640	$676
Other comprehensive income (loss):
Foreign currency translation adjustment	(252)	(343)
Defined benefit pension and other postretirement plans net of income tax expense of $47 and $37, respectively	164	131
Total other comprehensive loss	(88)	(212)
Total comprehensive income	$2,552	$464

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,662	$18,257
Trade accounts receivable, net of allowances ($1,878 and $1,841 at June 30 and March 31, 2023, respectively)	29,544	24,000
Unbilled revenue	34,467	39,684
Inventories	25,490	26,293
Prepaid expenses and other current assets	2,675	1,534
Income taxes receivable	509	302
Total current assets	117,347	110,070
Property, plant and equipment, net	25,910	25,523
Prepaid pension asset	6,179	6,107
Operating lease assets	8,071	8,237
Goodwill	23,523	23,523
Customer relationships, net	10,571	10,718
Technology and technical know-how, net	9,048	9,174
Other intangible assets, net	7,438	7,610
Deferred income tax asset	1,792	2,798
Other assets	149	158
Total assets	$210,028	$203,918
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Current portion of finance lease obligations	26	29
Accounts payable	15,085	20,222
Accrued compensation	10,334	10,401
Accrued expenses and other current liabilities	5,706	6,434
Customer deposits	56,016	46,042
Operating lease liabilities	1,114	1,022
Income taxes payable	62	16
Total current liabilities	90,343	86,166
Long-term debt	9,303	9,744
Finance lease obligations	77	85
Operating lease liabilities	7,278	7,498
Deferred income tax liability	1	108
Accrued pension and postretirement benefit liabilities	1,337	1,342
Other long-term liabilities	1,968	2,042
Total liabilities	110,307	106,985
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,818 and 10,774 shares issued and 10,675 and 10,635 shares outstanding at June 30 and March 31, 2023, respectively	1,082	1,075
Capital in excess of par value	28,641	28,061
Retained earnings	80,083	77,443
Accumulated other comprehensive loss	(7,551)	(7,463)
Treasury stock (143 and 138 shares at June 30 and March 31, 2023, respectively)	(2,534)	(2,183)
Total stockholders’ equity	99,721	96,933
Total liabilities and stockholders’ equity	$210,028	$203,918

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$2,640	$676
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	793	856
Amortization of intangible assets	446	619
Amortization of actuarial losses	211	168
Amortization of debt issuance costs	59	34
Equity-based compensation expense	293	114
Deferred income taxes	855	225
(Increase) decrease in operating assets:
Accounts receivable	(5,769)	(34)
Unbilled revenue	5,171	(2,580)
Inventories	780	(930)
Prepaid expenses and other current and non-current assets	(1,065)	(745)
Income taxes receivable	(159)	(6)
Operating lease assets	293	467
Prepaid pension asset	(72)	(163)
Increase (decrease) in operating liabilities:
Accounts payable	(4,745)	3,016
Accrued compensation, accrued expenses and other current and non-current liabilities	(868)	(878)
Customer deposits	10,002	(504)
Operating lease liabilities	(256)	(431)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	(6)	(593)
Net cash provided (used) by operating activities	8,603	(689)
Investing activities:
Purchase of property, plant and equipment	(1,499)	(284)
Net cash used by investing activities	(1,499)	(284)
Financing activities:
Principal repayments on debt	(500)	(2,500)
Proceeds from the issuance of debt	—	2,000
Principal repayments on finance lease obligations	(11)	(6)
Repayments on financing lease obligations	(74)	(67)
Payment of debt issuance costs	—	(122)
Purchase of treasury stock	(57)	(22)
Net cash used by financing activities	(642)	(717)
Effect of exchange rate changes on cash	(57)	(146)
Net increase (decrease) in cash and cash equivalents	6,405	(1,836)
Cash and cash equivalents at beginning of period	18,257	14,741
Cash and cash equivalents at end of period	$24,662	$12,905

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933
Comprehensive income (loss)				2,640	(88)		2,552
Issuance of shares	53	8	(8)				—
Forfeiture of shares	(9)	(1)	1				—
Recognition of equity-based compensation expense			293				293
Issuance of treasury stock			294			(294)	—
Purchase of treasury stock						(57)	(57)
Balance at June 30, 2023	10,818	$1,082	$28,641	$80,083	$(7,551)	$(2,534)	$99,721

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2022	10,801	$1,080	$27,770	$77,076	$(6,471)	$(2,961)	$96,494
Comprehensive income (loss)				676	(212)		464
Forfeiture of shares	(32)	(3)	3				—
Recognition of equity-based compensation expense			114				114
Purchase of treasury stock						(21)	(21)
Balance at June 30, 2022	10,769	$1,077	$27,887	$77,752	$(6,683)	$(2,982)	$97,051

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Suzhou, China and Ahmedabad, India at June 30 and March 31, 2023. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2023 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2023. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 ("fiscal 2023"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2024 ("fiscal 2024").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended
	June 30,
Market	2023	2022
Refining	$6,867	$7,875
Chemical/Petrochemical	6,041	5,875
Defense	22,817	9,800
Space	4,822	6,462
Other Commercial	7,022	6,063
Net sales	$47,569	$36,075

Geographic Area
Asia	$5,902	$4,248
Canada	899	997
Middle East	1,049	459
South America	27	1,461
U.S.	38,141	28,169
All other	1,551	741
Net sales	$47,569	$36,075

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

The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management. Revenue on the majority of the Company's contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but represent the majority of the revenue, is recognized over time. The following table presents the Company's revenue percentages disaggregated by revenue recognized over time or upon shipment:

	Three Months Ended
	June 30,
	2023	2022

Revenue recognized over time	81%	65%
Revenue recognized at shipment	19%	35%

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2023	March 31, 2023	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$34,467	$39,684	$(5,217)	$26,478	$(31,695)
Customer deposits (contract liabilities)	(56,016)	(46,042)	(9,974)	10,978	(20,952)
Net contract (liabilities) assets	$(21,549)	$(6,358)	$(15,191)

Contract liabilities at June 30 and March 31, 2023 include $9,069 and $6,092, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at June 30 and March 31, 2023, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,563 and $2,542 at June 30 and March 31, 2023, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of June 30, 2023, the Company had remaining unsatisfied performance obligations of $322,003. The Company expects to recognize revenue on approximately 50% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 3 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2023	2023
Raw materials and supplies	$3,587	$4,344
Work in process	20,309	20,554
Finished products	1,594	1,395
Total	$25,490	$26,293

NOTE 4 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2023
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$1,229	$10,571
Technology and technical know-how	20 years	10,100	1,052	9,048
Backlog	4 years	3,900	3,162	738
		$25,800	$5,443	$20,357

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Technology and technical know-how and Customer relationships are amortized in Selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in Cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible amortization was $446 and $619 for the three months ended June 30, 2023 and 2022, respectively. The estimated annual amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2024	$1,336
2025	1,318
2026	1,095
2027	1,095
2028	1,095
2029 and thereafter	14,418
Total intangible amortization	$20,357

NOTE 5 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan"), as approved by the Company’s stockholders at the annual meeting of stockholders held on August 11, 2020, provides for the issuance of 422 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan.

The following grants of time-vesting restricted stock units ("RSUs") and performance-vesting restricted stock units ("PSUs") were awarded:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Three month period ending June 30,	Directors	Key Employees	Key Employees	Awarded
2023
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79
2022
Time Vesting RSUs	37	56	18	111
Performance Vesting PSUs	—	—	112	112
(1)
Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the last, first or lower of the last or first day of the six-month offering period. As of June 30, 2023, a total of 400 shares of common stock may be purchased under the ESPP.

The Company has recognized equity-based compensation costs as follows:

	Three Months Ended
	June 30,
	2023	2022
Restricted stock awards	$87	$50
Restricted stock units	196	55
Employee stock purchase plan	10	9
	$293	$114

Income tax benefit recognized	$65	$25

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

	Three Months Ended
	June 30,
	2023	2022
Basic income per share
Numerator:
Net income	$2,640	$676
Denominator:
Weighted average common shares outstanding	10,653	10,610
Basic income per share	$0.25	$0.06

Diluted income per share
Numerator:
Net income	$2,640	$676
Denominator:
Weighted average common shares outstanding	10,653	10,610
Restricted stock units outstanding	66	20
Weighted average common and potential common shares outstanding	10,719	10,630
Diluted income per share	$0.25	$0.06

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2023	2022
Balance at beginning of period	$578	$441
Expense for product warranties	91	76
Product warranty claims paid	(53)	(21)
Balance at end of period	$616	$496

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	For the Three Months Ended June 30,
	2023	2022
Interest paid	$256	$141
Income taxes paid	70	11
Capital purchases recorded in accounts payable	197	95

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

As of June 30, 2023, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business.

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

The Company previously entered into related party operating leases with Ascent Properties Group, LLC ("Ascent"), for two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $224 and $211 during the three months ended June 30, 2023 and 2022, respectively, and is obligated to make payments of $729 during the remainder of fiscal 2024. Future fixed minimum lease payments under these leases as of June 30, 2023 are $6,514.

NOTE 10 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2019 through 2022 and examination in state tax jurisdictions for the tax years 2018 through 2022. The Company is subject to examination in the People’s Republic of China for tax years 2019 through 2022 and in India for tax years 2019 through 2022.

There was no liability for unrecognized tax benefits at either June 30, 2023 or March 31, 2023.

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2023 and 2022 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2023	$(7,470)	$7	$(7,463)
Other comprehensive income before reclassifications	—	(252)	(252)
Amounts reclassified from accumulated other comprehensive loss	164	—	164
Net current-period other comprehensive income	164	(252)	$(88)
Balance at June 30, 2023	$(7,306)	$(245)	$(7,551)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	$(6,970)	$499	$(6,471)
Other comprehensive income before reclassifications	—	(343)	(343)
Amounts reclassified from accumulated other comprehensive loss	131	—	131
Net current-period other comprehensive income	131	(343)	$(212)
Balance at June 30, 2022	$(6,839)	$156	$(6,683)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	June 30,
	2023		2022
Pension and other postretirement benefit items:
Amortization of actuarial loss	$211	(1)	$168	(1)	Income before benefit for income taxes
Tax effect	47		37		Provision for income taxes
	$164		$131		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 12 – DEBT:

On June 1, 2021, the Company entered into a $20,000 five-year term loan with Bank of America (the "Term Loan"). The Term Loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the Term Loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

Long term debt is comprised of the following:

	June 30,	March 31,
	2023	2023
Bank of America term loan	$12,000	$12,500
Less: unamortized debt issuance costs	(697)	(756)
	11,303	11,744
Less: current portion	2,000	2,000
Total	$9,303	$9,744

As of June 30, 2023, future minimum payments, by fiscal year, required were as follows:

Remainder of 2024	$1,500
2025	2,000
2026	2,000
2027	6,500
2028 and thereafter	—
Total	$12,000

On June 1, 2021, the Company entered into a five-year revolving credit facility with Bank of America (the "Revolving Credit Facility") that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option and the bank's approval at any time up to $40,000. As of June 30, 2023 and March 31, 2023, there was $0 outstanding on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of June 30, 2023, the BSBY rate was 5.10279%. Outstanding letters of credit under the Revolving Credit Facility are subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit that is not secured by cash and 0.60% of each letter of credit that is secured by cash. Amounts available for borrowing under the Revolving Credit Facility are subject to an unused commitment fee of 0.25%. As of June 30, 2023, there was $5,594 letters of credit outstanding with Bank of America.

Under the Term Loan and Revolving Credit Facility, as amended (the "Credit Facility"), the Company covenanted to maintain a maximum total leverage ratio, as defined in the Credit Facility, of 3.0 to 1.0, with an allowable increase to 3.25 to 1.0 following an acquisition for a period of twelve months following the closing of the acquisition. In addition, the Company covenanted to maintain a minimum fixed charge coverage ratio, as defined in the Credit Facility, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the Revolving Credit Facility, including letters of credit. In addition, on or before September 1, 2023 and at all times thereafter, all of the Company's deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. The Company also covenanted to maintain liquidity, as defined in the Credit Facility, of at least $20,000. As of June 30, 2023, the Company was in compliance with the financial covenants of the

Credit Facility. At June 30, 2023, the amount available under the Revolving Credit Facility was $25,905, subject to the above liquidity and leverage covenants.

In connection with the amendments to the Credit Facility, the Company is required to pay a back-end fee of $725 to Bank of America payable upon the earliest to occur of (i) any default or event of default, (ii) the last date of availability under the Revolving Credit Facility, and (iii) repayment in full of all principal, interest, fees and other obligations, which may be waived or cancelled if certain criteria are met.

The Company has a letter of credit facility agreement with HSBC Bank USA, N.A. of $7,500 (the "Letter of Credit Facility"). Under the Letter of Credit Facility, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws at a rate of 3% plus the bank's prime rate. The Company's obligations under the Letter of Credit Facility are secured by cash held with the bank. As of June 30, 2023, there was $6,623 letters of credit outstanding with HSBC and availability under the Letter of Credit Facility was $877. The agreement is subject to an annual renewal by the bank on July 31 of each year.

Total letters of credit outstanding as of June 30, 2023 and March 31, 2023 were $12,625 and $12,842, respectively.

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

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the aerospace, cryogenic, defense and energy markets. We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical, edible oils, and fertilizer markets in India and the Middle East.

We refer to our fiscal year, which ends March 31, 2024, as fiscal 2024. Likewise, we refer to our fiscal year that ended March 31, 2023 and March 31, 2022 as fiscal 2023 and fiscal 2022, respectively.

Summary

Highlights for the three months ended June 30, 2023 include:

•
Net sales for the first quarter of fiscal 2024 were $47,569, up $11,494, or 32% compared with $36,075 for the first quarter of fiscal 2023. This increase over the prior year was primarily due to sales to the defense industry, which increased $13,017 versus the prior year period primarily due to an improved mix of higher margin defense projects, better execution, the timing of material receipts, and improved pricing. Net sales also benefitted from continued growth in commercial aftermarket of approximately $3,000 in comparison to the prior year period, which is included in our refining and chemical/petrochemical markets. Partially offsetting these increases was a $1,640 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit Holdings, Inc. ("Virgin Orbit") as a customer in April 2023 due to its Chapter 11 bankruptcy. We also had lower refining industry sales of $1,008 primarily due to a decrease in revenue from our India and China subsidiaries due to the timing of projects and lower demand in China reflecting the impact of its COVID 19 shutdown.
•
In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During the first quarter of fiscal 2024, we recorded $767 related to the BN Performance Bonus.
•
Net income and income per diluted share for the first quarter of fiscal 2024 were $2,640 and $0.25 per share, respectively, compared with net income and income per diluted share of $676 and $0.06 per share, respectively, for the first quarter of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2024 were $3,574 and $0.33 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $1,329 and $0.12 per share, respectively, for the first quarter of fiscal 2023. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
In July 2023, we shipped an additional first article U.S. Navy project and are on schedule to complete the remaining first article project in the third quarter of fiscal 2024. In fiscal 2023, we completed four first article U.S. Navy projects. These projects were the source of the majority of the losses incurred in fiscal 2022.
•
Orders booked in the first quarter of fiscal 2024 increased $27,625 to $67,933 compared with the first quarter of fiscal 2023. This increase included orders of $22,000 related to a strategic investment and follow-on orders from a major defense customer, and a $9,100 vacuum distillation system order for a refinery in India. These increases were partially offset by a $2,668 decrease in orders to the space industry primarily due to Virgin Orbit.
•
Backlog was $322,003 at June 30, 2023, compared with $301,734 at March 31, 2023. This increase was primarily driven by growth in our defense and international refinery markets. For more information on this performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at June 30, 2023 were $24,662, compared with $18,257 at March 31, 2023. This increase was primarily due to cash provided by operating activities of $8,603, partially offset by net repayment of debt of $511 and $1,499 of capital expenditures as we continue to invest in longer-term growth opportunities. Cash flow from operations during the quarter was primarily driven by cash net income and a reduction in working capital mostly as a result of a change in payment terms related to a large defense customer during the quarter.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q (the "Form 10-Q") and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-K. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "intend," "expect," "plan," "goal," "predict," "project," "outlook," "potential," "should," "will," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including, but not limited to, those described in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for fiscal 2023 and elsewhere in the reports we file with the SEC. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Quarterly Report on Form 10-Q (the "Form 10-Q") completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Of note, over the last few years we have experienced an increase in our energy and chemical aftermarket orders, primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. However, if a capital investment upturn were to occur, we do not expect the next cycle to be as robust as years past due to the factors discussed above.

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

Our turbomachinery, pumps and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbo pump systems and components for many of the launch providers for satellites. We expect that in the long term extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications and we believe our technology and expertise will enable us to achieve sales growth in this market as well. Sales and orders to the space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding similar to Virgin Orbit. Thus, future revenue and growth to this market can be uncertain and may negatively impact our business.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market as opportunities in our legacy refining and petrochemical markets diminished. The defense market comprised 79% of our total backlog at June 30, 2023.

*Note: "FYE" refers to fiscal year ended March 31

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2023	2022
Net sales	$47,569	$36,075
Gross profit	$10,977	$6,744
Gross profit margin	23%	19%
SG&A expenses (1)	$7,293	$5,759
SG&A as a percent of sales	15%	16%
Net income	$2,640	$676
Diluted income per share	$0.25	$0.06

(1)
Selling, general and administrative expenses are referred to as "SG&A".

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

	Three Months Ended
	June 30,				Change
Market	2023	%	2022	%	$	%
Refining	$6,867	14%	$7,875	22%	$(1,008)	-13%
Chemical/Petrochemical	6,041	13%	5,875	16%	166	3%
Space	4,822	10%	6,462	18%	(1,640)	-25%
Defense	22,817	48%	9,800	27%	13,017	133%
Other	7,022	15%	6,063	17%	959	16%
Net sales	$47,569	100%	$36,075	100%	$11,494	32%

Geographic Region
United States	$38,141	80%	$28,169	78%	$9,972	35%
International	9,428	20%	7,906	22%	1,522	19%
Net sales	$47,569	100%	$36,075	100%	$11,494	32%

Net sales for the first quarter of fiscal 2024 were $47,569, up $11,494 or 32% compared with $36,075 for the first quarter of fiscal 2023. This increase over the prior year was primarily due to sales to the defense industry, which increased $13,017 versus the prior year period primarily due to an improved mix of higher margin defense projects, better execution, the timing of material receipts, and improved pricing. Net sales also benefitted from continued growth in commercial aftermarket of approximately $3,000 in comparison to the prior year period, which is included in our refining and chemical/petrochemical markets. Partially offsetting these increases was a $1,640 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit as a customer in April 2023 due to its Chapter 11 bankruptcy. We also had lower refining industry sales of $1,008 primarily due to a decrease in revenue from our India and China subsidiaries due to the timing of projects and lower demand in China reflecting the impact of its COVID 19 shutdown.

Domestic sales as a percentage of net sales increased to 80% in the first quarter of fiscal 2024 compared with 78% in the first quarter of fiscal 2023. These sales were primarily to the U.S. defense market, which represented 48% of net sales for the first quarter of fiscal 2024. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin for the first quarter of fiscal 2024 was 23%, compared with 19% for the first quarter of fiscal 2023. This increase reflected an improved mix of sales related to higher margin defense projects and commercial aftermarket, as well as better execution and pricing on defense contracts, partially offset by higher overall incentive-based compensation in comparison with the prior year. Gross profit for the first quarter of fiscal 2024 increased $4,233, or 63%, compared with fiscal 2023, to $10,977. This increase was primarily due to the increase in net sales and gross profit margin discussed above.

SG&A expense including amortization for the first quarter of fiscal 2024 was $7,293, up $1,534 compared with the first quarter of fiscal 2023. Approximately $900 of this increase was due to increased performance-based compensation expense, which includes $767 related to the BN Performance Bonus. The remainder of the increase in SG&A expense primarily relates to cost increases due to inflation, as well as increased professional services of approximately $200 due to growth in our complexity. As a percentage of net sales, SG&A expense in the first quarter of fiscal 2024 improved to 15% compared with 16% in the comparable fiscal 2023 period as we were able to leverage our existing infrastructure and grow revenue faster than our SG&A expenses.

Net interest expense for the first quarter of fiscal 2024 was $185 compared with $157 in the first quarter of fiscal 2023 primarily due to increased interest rates since the first quarter of 2023, which was partially offset by the repayment of $6,000 of debt since the first quarter of fiscal 2023.

Our effective tax rate in the first quarter of fiscal 2024 was 22.5%, compared with 24.1% in the first quarter of fiscal 2023. This decrease was primarily due to discrete tax expense recognized in the first quarter of fiscal 2023 compared with a discrete benefit in the first quarter of fiscal 2024 related to the vesting of restricted stock awards. Our expected effective tax rate for fiscal 2024 is 22% to 23% as the impact of these discrete tax items on our effective tax rate lessens over the course of fiscal 2023.

Net income and income per diluted share for the first quarter of fiscal 2024 were $2,640 and $0.25 per share, respectively, compared with $676 and $0.06 per share, respectively, for the first quarter of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2024 were $3,574 and $0.33 per share, respectively, compared with $1,329 and $0.12 per share, respectively, for the first quarter of fiscal 2023. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted earnings before net interest expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted net income per diluted share are provided for information purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP"). Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, those charges and credits that are not directly related to operating performance, and that are not a helpful measure of the performance of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income or net income per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income or net income per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted EBITDA is a basis for a portion of management's performance-based compensation.

Adjusted EBITDA excludes charges for depreciation, amortization, interest expense, taxes, other acquisition related expenses, the BN Performance Bonus, and other unusual/nonrecurring expenses. Adjusted net income (loss) and adjusted net income (loss) per diluted share excludes intangible amortization, the BN Performance Bonus, other costs related to the acquisition, and other unusual/nonrecurring expenses.

A reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share to net income (loss) in accordance with GAAP is as follows:

	Three Months Ended
	June 30,
	2023	2022
Net income	$2,640	$676
Acquisition & integration costs	-	54
BN Performance Bonus	767	-
Debt amendment costs	-	153
Net interest expense	185	157
Income taxes	766	215
Depreciation & amortization	1,239	1,475
Adjusted EBITDA	$5,597	$2,730
Adjusted EBITDA as a % of revenue	11.8%	7.6%

	Three Months Ended
	June 30,
	2023	2022
Net income	$2,640	$676
Acquisition & integration costs	-	54
Amortization of intangible assets	446	619
BN Performance Bonus	767	-
Debt amendment costs	-	153
Normalize tax rate(1)	(279)	(173)
Adjusted net income	$3,574	$1,329

GAAP diluted net income per share	$0.25	$0.06
Adjusted diluted net income per share	$0.33	$0.12
Diluted weighted average common shares outstanding	10,719	10,630

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2023	2023
Cash and cash equivalents	$24,662	$18,257
Working capital (1)	27,004	23,904
Working capital ratio(1)	1.3	1.3

(1)
Working capital ratio equals current assets divided by current liabilities.
(2)
Working capital excluding cash and cash equivalents as a percent of net sales is based upon trailing twelve month sales.

Net cash provided by operating activities for the first quarter of fiscal 2024 was $8,603 compared with cash used by operating activities of $689 for the first quarter of fiscal 2023. The cash provided by operations during the first quarter of fiscal 2024 was higher than the comparable prior year period primarily as a result of higher cash net income and a reduction in working capital as a result of the change in payment terms related to a large defense customer during the quarter.

Capital expenditures for fiscal 2023 are expected to be approximately $12,000 to $13,500 and includes approximately $5,500 related to the expansion of production capabilities at our Batavia facility, which is being funded by one of our defense customers. Fiscal 2024 capital expenditures are expected to be primarily for machinery and equipment, as well as for buildings and leasehold improvements to fund our growth and productivity improvement initiatives. The majority of our planned capital expenditures are discretionary. We estimate that our maintenance capital spend is approximately $2,000 per year.

Cash and cash equivalents were $24,662 at June 30, 2023 compared with $18,257 at March 31, 2023, up $6,405 primarily due to cash provided by operations, offset by capital expenditures, and debt repayments. At June 30, 2023, approximately $7,000 of our cash and cash equivalents is used to secure our letters of credit and $2,514 of our cash is held by our China and India operations.

On June 1, 2021, we entered into a $20,000 five-year term loan with Bank of America (the "Term Loan"). The Term Loan requires monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the Term Loan is the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

On June 1, 2021, we entered into a five-year revolving credit facility with Bank of America (the "Revolving Credit Facility") that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at our option and the bank's approval at any time up to $40,000. As of June 30, 2023 and March 31, 2022, there was $0 outstanding on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of June 30, 2023, the BSBY rate was 5.10279%. As of June 30, 2023, there was $5,594 letters of credit outstanding with Bank of America.

Under the Term Loan and Revolving Credit Facility, as amended (the "Credit Facility"), we covenanted to maintain a maximum total leverage ratio, as defined in the Credit Facility, of 3.0 to 1.0, with an allowable increase to 3.25 to 1.0 following an acquisition for a period of twelve months following the closing of the acquisition. In addition, we covenanted to maintain a minimum fixed charge coverage ratio, as defined in the Credit Facility, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the Revolving Credit Facility, including letters of credit. In addition, on or before September 1, 2023 and at all times thereafter, all of our deposit accounts, except certain accounts, will be either subject to a deposit account control agreement or maintained with Bank of America. We also covenanted to maintain liquidity, as defined in the Credit Facility, of at least $20,000. As of June 30, 2023, we were in compliance with the financial covenants of our loan agreement and our leverage ratio as calculated in accordance with the terms of the Credit Facility was 1.6x. At June 30, 2023, the amount available under the Revolving Credit Facility was $25,905, subject to the above liquidity and leverage covenants.

In connection with the amendments to the Credit Facility, we are required to pay a back-end fee of $725 to Bank of America payable upon the earliest to occur of (i) any default or event of default, (ii) the last date of availability under the Revolving Credit Facility, and (iii) repayment in full of all principal, interest, fees and other obligations, which may be waived or cancelled if certain criteria are met.

We did not have any off-balance sheet arrangements as of June 30, 2023 and 2022, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under our credit facility, will be adequate to meet our cash needs for the immediate future. However, we expect to amend our credit facility in fiscal 2024 in order to provide funding for our long-term strategic growth initiatives.

Orders and Backlog

In addition to the non-GAAP measures discussed above, management uses the following key performance metrics to analyze and measure the Company's financial performance and results of operations: orders, backlog, and book-to-bill ratio. Management uses orders and backlog as measures of current and future business and financial performance and these may not be comparable with measures provided by other companies. Orders represent written communications received from customers requesting us to provide products and/or services. Backlog is defined as the total dollar value of net orders received for which revenue has not yet been recognized. Management believes tracking orders and backlog are useful as it often times is a leading indicator of future performance. In accordance with industry practice, contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

The book-to-bill ratio is an operational measure that management uses to track the growth prospects of the Company. The Company calculates the book-to-bill ratio for a given period as net orders divided by net sales.

Given that each of orders, backlog and book-to-bill ratio is an operational measure and that the Company's methodology for calculating these measures does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation for each is not required or provided.

The following tables provides our orders by market and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

	Three Months Ended
	June 30,				Change
Market	2023	%	2022	%	$	%
Refining	$14,321	21%	$11,491	29%	$2,830	25%
Chemical/Petrochemical	10,863	16%	5,543	14%	5,320	96%
Space	4,606	7%	7,274	18%	(2,668)	-37%
Defense	32,958	49%	11,317	28%	21,641	191%
Other	5,185	8%	4,683	12%	502	11%
Total orders	$67,933	100%	$40,308	100%	$27,625	69%

Geographic Region
United States	$52,115	77%	$29,697	74%	$22,418	75%
International	15,818	23%	10,611	26%	5,207	49%
Total orders	$67,933	100%	$40,308	100%	$27,625	69%

Orders booked for the three-month period ended June 30, 2023 were $67,933, an increase of $27,625 over the comparable period of fiscal 2023. This increase was primarily driven by growth in defense, refining and petrochemical aftermarket, offset by reductions in the space market. Noteworthy variances related to orders during the first quarter of 2024 included the following:

•
$7,907 for commercial aftermarket
•
$9,100 for a vacuum distillation system for a refinery in India
•
$22,000 related to a strategic investment and follow-on orders from a major defense customer. These orders include $13,500 to expand and enhance our Batavia, N.Y. production capabilities, primarily for machinery and equipment, in order to support the U.S. Navy's shipbuilding schedule.
•
$2,668 decrease in orders to the space industry primarily due to the Virgin Orbit bankruptcy

For the three-month period ended June 30, 2023, our book-to-bill ratio was 1.4x compared with 1.1x for the same period last year. We believe the continuation of repeat U.S. Navy orders and strategic investment received during the quarter validates the investments we made, our position as a key supplier to the defense industry and our customer's confidence in our execution. Additionally, we believe the strong aftermarket orders are significant because they historically have been a leading indicator of a cyclical upturn in capital project orders. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above under "Current Market Conditions."

Orders to the U.S. represented 77% of total orders for the first quarter of fiscal 2024 compared to 73% in the first quarter of the prior year. These orders were primarily to the defense market which represented 49% of orders and are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented:

	June 30,		June 30,		Change
Market	2023	%	2022	%	$	%
Refining	$33,264	10%	$27,939	11%	$5,325	19%
Chemical/Petrochemical	12,794	4%	13,853	5%	(1,059)	-8%
Space	8,675	3%	15,143	6%	(6,468)	-43%
Defense	253,358	79%	193,195	74%	60,163	31%
Other	13,912	4%	10,545	4%	3,367	32%
Total backlog	$322,003	100%	$260,675	100%	$61,328	24%

Backlog was $322,003 at June 30, 2023, a 24% increase over the prior year period. We expect to recognize revenue on approximately 50% of the backlog within one year, 25% to 30% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years). Early in the second quarter of fiscal 2024, we shipped the fifth of six units of first article U.S. Navy projects and are on schedule to complete the remaining first article unit in the third quarter of fiscal 2024. In fiscal 2023, we completed four first article U.S. Navy units. These projects were the source of the majority of the losses incurred in fiscal 2022. There are additional first article programs in our backlog but none as significant as the projects impacting fiscal 2022 and are expected to comprise a lower percentage of revenue going forward.

Outlook

We are providing the following fiscal 2024 outlook:

Net Sales	$170 million to $180 million
Gross Profit	18% to 19% of sales
SG&A Expenses(1)	15% to 16% of sales
Tax Rate	22% to 23%
Adjusted EBITDA(2)	$11.5 million to $13.5 million

(1) Includes approximately $2 million to $3 million of BN performance bonus and approximately $0.5 million to $1.0 million of ERP conversion costs.
(2) Excludes approximately $2 million to $3 million of BN performance bonus and approximately $0.5 million to $1.0 million of ERP conversion costs.

See "Cautionary Note Regarding Forward-Looking Statement" and "Non-GAAP Measures" above for additional information about forward-looking statements and non-GAAP measures. We have not reconciled non-GAAP forward-looking Adjusted EBITDA to its most directly comparable GAAP measure, as permitted by Item 10(e)(1)(i)(B) of Regulation S-K. Such reconciliation would require unreasonable efforts to estimate and quantify various necessary GAAP components largely because forecasting or predicting our future operating results is subject to many factors out of our control or not readily predictable.

We have made significant progress with the advancements in our business, which puts us on schedule in achieving our fiscal 2027 goals. As a result, we continue to believe we can achieve greater than $200,000 in revenue (8% to 10% average annualized revenue growth) and Adjusted EBITDA margins in the low to mid-teens by fiscal 2027.

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

As of June 30, 2023, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

Critical Accounting Policies, Estimates, and Judgments

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our condensed consolidated financial statements relate to labor hour estimates, total cost, and establishment of operational milestones which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, accounting for business combinations and intangible assets, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2023.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2024 were 20% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first three months of fiscal 2024 and fiscal 2023, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR).

We have limited exposure to foreign currency purchases. In the first three months of fiscal 2024, our purchases in foreign currencies represented approximately 4% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of June 30, 2023 and March 31, 2023, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, such as we recently experienced, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain, including as a result of the impact of

COVID-19. International conflicts or other geopolitical events, including the ongoing war between Russia and Ukraine, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In connection with the BN acquisition, we entered into a $20,000 Term Loan and Revolving Credit Facility with Bank of America. The Term Loan and Revolving Credit Facility bear interest rates that are tied to BSBY, plus 1.50%, subject to a 0.00% floor. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of June 30, 2023, we had $12,000 outstanding on our Term Loan, $0 outstanding on our Revolving Credit Facility and no interest rate derivatives outstanding. See ''Debt'' in Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $12,000 of variable rate debt outstanding at June 30, 2023 would have an impact of approximately $120 on our interest expense for fiscal 2024.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part 1 – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2023.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer

During the first quarter of fiscal 2024, we directly withheld shares for tax withholding purposes from restricted stock awarded to officers that vested during the period. Common stock repurchases in the quarter ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

4/01/2023-4/30/2023	—	—	—	—
5/01/2023-5/31/2023	2	$11.78	—	—
6/01/2023-6/30/2023	3	$11.90	—	—
	5	$11.84	—	—

Dividend Policy

We do not currently pay a cash dividend on our common stock. Any future determination by our Board of Directors regarding dividends will depend on a variety of factors, including our compliance with the terms of our credit agreement, organic growth and acquisition opportunities, future financial performance, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. There can be no guarantee that we will pay dividends in the future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

#	10.1

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2024 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 17, 2023.

#	10.2

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2024 is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 17, 2023.

+#	10.3	Form of Director Restricted Stock Unit Agreement

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

++	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

	+ ++ #	Exhibit filed with this report Exhibit furnished with this report Management contract or compensation plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ CHRISTOPHER J. THOME
Christopher J. Thome
Vice President-Finance, Chief Financial Officer,
Chief Accounting Officer and Corporate Secretary
(On behalf of the Registrant and as Principal Financial Officer)

Date: August 7, 2023