Form 10-Q
period 2023-09-30
GRAHAM CORP
filed 2023-11-06
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

As of November 3, 2023, there were outstanding 10,702,731 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2023 and March 31, 2023 and for the three and six months ended September 30, 2023 and 2022

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$45,076	$38,143	$92,645	$74,218
Cost of products sold	37,885	32,863	74,477	62,194
Gross profit	7,191	5,280	18,168	12,024
Other expenses and income:
Selling, general and administrative	6,115	5,059	13,134	10,544
Selling, general and administrative – amortization	273	273	547	547
Operating income (loss)	803	(52)	4,487	933
Other expense (income), net	94	(62)	187	(125)
Interest expense, net	55	246	240	403
Income (loss) before provision (benefit) for income taxes	654	(236)	4,060	655
Provision (benefit) for income taxes	243	(40)	1,009	175
Net income (loss)	$411	$(196)	$3,051	$480
Per share data
Basic:
Net income (loss)	$0.04	$(0.02)	$0.29	$0.05
Diluted:
Net income (loss)	$0.04	$(0.02)	$0.28	$0.05
Weighted average common shares outstanding:
Basic	10,699	10,617	10,675	10,614
Diluted	10,810	10,617	10,761	10,618

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$411	$(196)	$3,051	$480
Other comprehensive income (loss):
Foreign currency translation adjustment	(58)	(337)	(310)	(680)
Defined benefit pension and other postretirement plans net of income tax expense of $47 and $37 for the three months ended September 30, 2023 and 2022, respectively, and $93 and $74 for the six months ended September 30, 2023 and 2022, respectively	164	131	328	262
Total other comprehensive income (loss)	106	(206)	18	(418)
Total comprehensive income (loss)	$517	$(402)	$3,069	$62

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,800	$18,257
Trade accounts receivable, net of allowances ($1,887 and $1,841 at September 30 and March 31, 2023, respectively)	28,710	24,000
Unbilled revenue	34,975	39,684
Inventories	27,009	26,293
Prepaid expenses and other current assets	2,850	1,534
Income taxes receivable	774	302
Total current assets	120,118	110,070
Property, plant and equipment, net	27,122	25,523
Prepaid pension asset	6,251	6,107
Operating lease assets	7,775	8,237
Goodwill	23,523	23,523
Customer relationships, net	10,423	10,718
Technology and technical know-how, net	8,922	9,174
Other intangible assets, net	7,266	7,610
Deferred income tax asset	1,489	2,798
Other assets	239	158
Total assets	$213,128	$203,918
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Current portion of finance lease obligations	19	29
Accounts payable	13,554	20,222
Accrued compensation	11,357	10,401
Accrued expenses and other current liabilities	6,262	6,434
Customer deposits	59,526	46,042
Operating lease liabilities	1,125	1,022
Income taxes payable	—	16
Total current liabilities	93,843	86,166
Long-term debt	8,863	9,744
Finance lease obligations	76	85
Operating lease liabilities	6,993	7,498
Deferred income tax liability	48	108
Accrued pension and postretirement benefit liabilities	1,341	1,342
Other long-term liabilities	1,169	2,042
Total liabilities	112,333	106,985
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,846 and 10,774 shares issued and 10,703 and 10,635 shares outstanding at September 30 and March 31, 2023, respectively	1,084	1,075
Capital in excess of par value	29,196	28,061
Retained earnings	80,494	77,443
Accumulated other comprehensive loss	(7,445)	(7,463)
Treasury stock (143 and 138 shares at September 30 and March 31, 2023, respectively)	(2,534)	(2,183)
Total stockholders’ equity	100,795	96,933
Total liabilities and stockholders’ equity	$213,128	$203,918

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$3,051	$480
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,549	1,724
Amortization of intangible assets	891	1,238
Amortization of actuarial losses	421	336
Amortization of debt issuance costs	119	93
Equity-based compensation expense	625	312
Deferred income taxes	1,162	174
(Increase) decrease in operating assets:
Accounts receivable	(4,947)	38
Unbilled revenue	4,620	(5,283)
Inventories	(734)	(2,560)
Prepaid expenses and other current and non-current assets	(1,343)	(782)
Income taxes receivable	(489)	(136)
Operating lease assets	589	901
Prepaid pension asset	(144)	(325)
Increase (decrease) in operating liabilities:
Accounts payable	(6,451)	3,730
Accrued compensation, accrued expenses and other current and non-current liabilities	5	553
Customer deposits	13,503	544
Operating lease liabilities	(529)	(840)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	—	(595)
Net cash provided (used) by operating activities	11,898	(398)
Investing activities:
Purchase of property, plant and equipment	(3,312)	(1,176)
Proceeds from disposal of property, plant and equipment	38	—
Net cash used by investing activities	(3,274)	(1,176)
Financing activities:
Principal repayments on debt	(1,020)	(3,511)
Proceeds from the issuance of debt	—	5,000
Repayments on financing lease obligations	(147)	(136)
Payment of debt issuance costs	—	(122)
Issuance of common stock	225	—
Purchase of treasury stock	(57)	(22)
Net cash (used) provided by financing activities	(999)	1,209
Effect of exchange rate changes on cash	(82)	(254)
Net increase (decrease) in cash and cash equivalents	7,543	(619)
Cash and cash equivalents at beginning of period	18,257	14,741
Cash and cash equivalents at end of period	$25,800	$14,122

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933
Comprehensive income (loss)				2,640	(88)		2,552
Issuance of shares	53	8	(8)				—
Forfeiture of shares	(9)	(1)	1				—
Recognition of equity-based compensation expense			293				293
Issuance of treasury stock			294			(294)	—
Purchase of treasury stock						(57)	(57)
Balance at June 30, 2023	10,818	1,082	28,641	80,083	(7,551)	(2,534)	99,721
Comprehensive income				411	106		517
Issuance of shares	28	2	223				225
Recognition of equity-based compensation expense			332				332
Balance at September 30, 2023	10,846	$1,084	$29,196	$80,494	$(7,445)	$(2,534)	$100,795

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2022	10,801	$1,080	$27,770	$77,076	$(6,471)	$(2,961)	$96,494
Comprehensive income (loss)				676	(212)		464
Forfeiture of shares	(32)	(3)	3				—
Recognition of equity-based compensation expense			114				114
Purchase of treasury stock						(21)	(21)
Balance at June 30, 2022	10,769	1,077	27,887	77,752	(6,683)	(2,982)	97,051
Comprehensive loss				(196)	(206)		(402)
Forfeiture of shares	(11)	(1)	1				—
Recognition of equity-based compensation expense			198				198
Issuance of treasury stock			(237)			356	119
Balance at September 30, 2022	10,758	$1,076	$27,849	$77,556	$(6,889)	$(2,626)	$96,966

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Suzhou, China and Ahmedabad, India at September 30 and March 31, 2023. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2023 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2023. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 ("fiscal 2023"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2024 ("fiscal 2024").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Market	2023	2022	2023	2022
Refining	$7,289	$7,568	$14,156	$15,443
Chemical/Petrochemical	4,365	5,804	10,406	11,679
Defense	25,118	14,855	47,935	24,655
Space	2,775	4,306	7,597	10,768
Other Commercial	5,529	5,610	12,551	11,673
Net sales	$45,076	$38,143	$92,645	$74,218

Geographic Area
Asia	$2,980	$4,255	$8,882	$8,503
Canada	1,092	1,707	1,991	2,704
Middle East	669	686	1,718	1,145
South America	172	399	199	1,860
U.S.	38,604	30,325	76,745	58,494
All other	1,559	771	3,110	1,512
Net sales	$45,076	$38,143	$92,645	$74,218

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue recognized over time	75%	75%	78%	70%
Revenue recognized at shipment	25%	25%	22%	30%

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2023	March 31, 2023	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$34,975	$39,684	$(4,709)	$54,904	$(59,613)
Customer deposits (contract liabilities)	(59,526)	(46,042)	(13,484)	11,797	(25,281)
Net contract (liabilities) assets	$(24,551)	$(6,358)	$(18,193)

Contract liabilities at September 30 and March 31, 2023 include $7,954 and $6,092, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at September 30, and March 31, 2023, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,681 and $2,542 at September 30, and March 31, 2023, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of September 30, 2023, the Company had remaining unsatisfied performance obligations of $313,343. The Company expects to recognize revenue on approximately 50% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 3 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	September 30,	March 31,
	2023	2023
Raw materials and supplies	$3,573	$4,344
Work in process	21,152	20,554
Finished products	2,284	1,395
Total	$27,009	$26,293

NOTE 4 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2023
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$1,377	$10,423
Technology and technical know-how	20 years	10,100	1,178	8,922
Backlog	4 years	3,900	3,334	566
		$25,800	$5,889	$19,911

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Technology and technical know-how and Customer relationships are amortized in Selling, general and administrative expense on a straight line basis over their estimated useful lives. Backlog is amortized in Cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible amortization was $445 and $619 for the three months ended September 30, 2023 and 2022, respectively, and $891 and $1,238 for the six months ended September 30, 2023 and 2022, respectively. The estimated annual amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2024	$890
2025	1,318
2026	1,095
2027	1,095
2028	1,095
2029 and thereafter	14,418
Total intangible amortization	$19,911

NOTE 5 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan, as amended (the "2020 Plan"), provides for the issuance of 722 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan.

No time vesting restricted stock units ("RSUs") or performance based restricted stock units ("PSUs") were granted in the three months ended September 30, 2023 and 2022. The following restricted stock units were granted in the six months ended September 30, 2023 and 2022:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Six months ended September 30,	Directors	Key Employees	Key Employees	Awarded
2023
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79
2022
Time Vesting RSUs	37	56	18	111
Performance Vesting PSUs	—	—	112	112

(1)Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the last, first or lower of the last or first day of the six-month offering period. As of September 30, 2023, a total of 400 shares of common stock may be purchased under the ESPP.

The Company has recognized equity-based compensation costs as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted stock awards	$77	$201	$164	$306
Restricted stock units	249	—	445	—
Employee stock purchase plan	6	(3)	16	6
	$332	$198	$625	$312

Income tax benefit recognized	$74	$43	$139	$68

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic income (loss) per share
Numerator:
Net income (loss)	$411	$(196)	$3,051	$480
Denominator:
Weighted average common shares outstanding	10,699	10,617	10,675	10,614
Basic income (loss) per share	$0.04	$(0.02)	$0.29	$0.05

Diluted income (loss) per share
Numerator:
Net income (loss)	$411	$(196)	$3,051	$480
Denominator:
Weighted average common shares outstanding	10,699	10,617	10,675	10,614
Restricted stock units outstanding	111	—	86	4
Weighted average common and potential common shares outstanding	10,810	10,617	10,761	10,618
Diluted income (loss) per share	$0.04	$(0.02)	$0.28	$0.05

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$616	$496	$578	$441
Expense for product warranties	112	13	203	90
Product warranty claims paid	(90)	(22)	(143)	(44)
Balance at end of period	$638	$487	$638	$487

The product warranty liability is included in the line item Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	For the Six Months Ended September 30,
	2023	2022
Interest paid	$507	$362
Income taxes paid	337	151
Capital purchases recorded in accounts payable	392	205

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

As of September 30, 2023, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business.

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

The Company previously entered into related party operating leases with Ascent Properties Group, LLC ("Ascent"), for two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $242 and $211 during the three months ended September 30, 2023 and 2022, respectively, and $466 and $422 during the six months ended September 30, 2023 and 2022, respectively. The Company is obligated to make payments of $486 during the remainder of fiscal 2024. Future fixed minimum lease payments under these leases as of September 30, 2023 are $6,271.

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

There was no liability for unrecognized tax benefits at either September 30, 2023 or March 31, 2023.

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the six months ended September 30, 2023 and 2022 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2023	$(7,470)	$7	$(7,463)
Other comprehensive income before reclassifications	—	(310)	(310)
Amounts reclassified from accumulated other comprehensive loss	328	—	328
Net current-period other comprehensive income (loss)	328	(310)	18
Balance at September 30, 2023	$(7,142)	$(303)	$(7,445)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	$(6,970)	$499	$(6,471)
Other comprehensive income before reclassifications	—	(680)	(680)
Amounts reclassified from accumulated other comprehensive loss	262	—	262
Net current-period other comprehensive income (loss)	262	(680)	$(418)
Balance at September 30, 2022	$(6,708)	$(181)	$(6,889)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	September 30,
	2023		2022
Pension and other postretirement benefit items:
Amortization of actuarial loss	$210	(1)	$168	(1)	Income before benefit for income taxes
Tax effect	46		37		Provision for income taxes
	$164		$131		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Six Months Ended
	September 30,
	2023		2022
Pension and other postretirement benefit items:
Amortization of actuarial loss	$421	(1)	$336	(1)	Income before benefit for income taxes
Tax effect	93		74		Provision for income taxes
	$328		$262		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 12 – DEBT:

On June 1, 2021, the Company entered into a $20,000 five-year term loan with Bank of America (the "Term Loan"). The Term Loan required monthly principal payments of $167 through June 1, 2026, with the remaining principal amount plus all interest due on the maturity date. The interest rate on the Term Loan was the applicable Bloomberg Short-Term Bank Yield Index ("BSBY"), plus 1.50%, subject to a 0.00% floor.

As of March 31, 2023 and September 30, 2023, long term debt was comprised of the following:

	September 30,	March 31,
	2023	2023
Bank of America term loan	$11,500	$12,500
Less: unamortized debt issuance costs	(637)	(756)
	10,863	11,744
Less: current portion	2,000	2,000
Total	$8,863	$9,744

As of September 30, 2023, future minimum payments required were as follows:

Remainder of 2024	$1,000
2025	2,000
2026	2,000
2027	6,500
2028 and thereafter	—
Total	$11,500

On June 1, 2021, the Company entered into a five-year revolving credit facility with Bank of America (the "Revolving Credit Facility") that provided a $30,000 line of credit, including letters of credit and bank guarantees, expandable at the Company's option and the bank's approval at any time up to $40,000. As of September 30, 2023 and March 31, 2023, there was $0 outstanding on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bore interest at a rate equal to BSBY plus 1.50%, subject to a 0.00% floor. As of September 30, 2023, the BSBY rate was 5.3718%. Outstanding letters of credit under this agreement were subject to a fee of 1.50% per annum of the outstanding undrawn amount of each letter of credit not secured by cash and 0.60% of each letter of credit secured by cash. Amounts available for borrowing under the Revolving Credit Facility were subject to an unused commitment fee of 0.25%. As of September 30, 2023, there was $3,711 letters of credit outstanding with Bank of America.

Under the Term Loan and Revolving Credit Facility, as amended (the "Credit Facility"), the Company covenanted to maintain a maximum total leverage ratio, as defined in the Credit Facility, of 3.0 to 1.0, with an allowable increase to 3.25 to 1.0 following an acquisition for a period of twelve months following the closing of the acquisition. In addition, the Company covenanted to maintain a minimum fixed charge coverage ratio, as defined in the Credit Facility, of 1.2 to 1.0 and minimum margined assets, as defined in such agreements, of 100% of total amounts outstanding on the Revolving Credit Facility, including letters of credit. The Company also covenanted to maintain liquidity, as defined in the Credit Facility, of at least $20,000. As of September 30, 2023, the Company was in compliance with the financial covenants of the Credit Facility. At September 30, 2023, the amount available under the Revolving Credit Facility was $27,613, subject to the above liquidity and leverage covenants.

In connection with the amendments to the Credit Facility, the Company was charged a back-end fee of $725 to Bank of America payable upon the earliest to occur of (i) any default or event of default, (ii) the last date of availability under the Revolving Credit Facility, and (iii) repayment in full of all principal, interest, fees and other obligations, which may be waived or cancelled if certain criteria are met.

The Company has a letter of credit facility agreement with HSBC Bank USA, N.A. of $7,500 (the "Letter of Credit Facility"). Under the Letter of Credit Facility, the Company incurs an annual facility fee of $5 and outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Interest is payable on the principal amounts of unreimbursed letter of credit draws at a rate of 3% plus the bank's prime rate. The Company's obligations under the Letter of Credit Facility are secured by cash held with the bank. As of September 30, 2023, there was $6,577 letters of credit outstanding with HSBC and availability under the Letter of Credit Facility was $923. The agreement is subject to an annual renewal by the bank on July 31 of each year.

Total letters of credit outstanding as of September 30, and March 31, 2023 were $10,621 and $12,842, respectively.

SUBSEQUENT EVENT

On October 13, 2023, the Company terminated the Revolving Credit Facility, repaid the Term Loan and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $35,000 line of credit, including letters of credit and bank guarantees, expandable up to $50,000 upon the Company satisfying specified covenants (the "New Revolving Credit Facility"). The additional $15,000 will automatically be available upon (a) the Company achieving a minimum consolidated EBITDA, as defined in the agreement, of $15,000, computed on a trailing twelve month basis, for three consecutive quarters and (b) a minimum liquidity (consisting of cash and borrowing availability under the New Revolving Credit Facility) for the Company of at least $7,500. In addition to the $25,000 letters of credit available to be issued pursuant to the New Revolving Credit Facility, the Company may request the issuance of cash secured letters of credit in an aggregate amount of up to $7,500.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan.

The Company will incur a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans.

In connection with the termination of the Revolving Credit Facility, the Company repaid the $725 exit fee and recognized an extinguishment charge of approximately $650 from its previous lending agreement amendments.

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

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the space, aerospace, cryogenic, defense and energy markets. We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical, edible oils, and fertilizer markets in India and the Middle East.

We refer to our fiscal year, which ends March 31, 2024, as fiscal 2024. Likewise, we refer to our fiscal year that ended March 31, 2023 and March 31, 2022 as fiscal 2023 and fiscal 2022, respectively.

Summary

Highlights for the three months ended September 30, 2023 include:

•
Net sales for the second quarter of fiscal 2024 were $45,076, up $6,933, or 18% compared with $38,143 for the second quarter of fiscal 2023. This increase over the prior year was primarily due to sales to the defense industry, which increased $10,263 versus the prior year period primarily due to an improved mix of higher margin defense projects, increased direct labor, better execution, the timing of material receipts, and improved pricing. Net sales for the quarter also benefited from continued growth in commercial aftermarket sales of approximately $4,500 in comparison to the prior year period, which is included in our refining and chemical/petrochemical markets. Partially offsetting this increase were a $1,439 decline in chemical/petrochemical and a $1,531 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit Holdings, Inc. ("Virgin Orbit") as a customer in April 2023 due to its Chapter 11 bankruptcy.
•
In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During the second quarter of fiscal 2024, we recorded $802 related to the BN Performance Bonus.
•
Net income and income per diluted share for the second quarter of fiscal 2024 were $411 and $0.04, respectively, compared with net loss and loss per diluted share of $196 and $0.02, respectively, for the second quarter of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2024 were $1,371 and $0.13, respectively, compared with adjusted net income and adjusted net income per diluted share of $325 and $0.03, respectively, for the second quarter of fiscal 2023. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
In the second quarter of fiscal year 2024, we shipped the last of the first article units related to the Columbia Class submarine and Ford Class carrier programs. While we expect to continue to have first article programs in our backlog as we win new programs and applications, the amount as a percentage of total backlog should be reduced moving forward. During fiscal 2022, we chose to make significant investments to ensure we could deliver these and previous units on schedule and these investments were the main source of the losses incurred that year.
•
Orders booked in the second quarter of fiscal 2024 decreased to $36,464 compared with $91,511 in the second quarter of fiscal 2023. This decrease was primarily in the defense market and is due to the timing of orders from major defense customers. Additionally orders in the refining market were down slightly due to reduced orders from Asia due to timing and the slow recovery in China from the Covid-19 pandemic. For more information on this key performance indicator see "Orders and Backlog" below.
•
Backlog was $313,343 at September 30, 2023, compared with $301,734 at March 31, 2023. This increase was primarily driven by growth in our defense and chemical/petrochemical markets. For more information on this key performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at September 30, 2023 were $25,800, compared with $18,257 at March 31, 2023. This increase was primarily due to cash provided by operating activities of $11,898, partially offset by net repayment of debt of $1,020 and $3,312 of capital expenditures as we continue to invest in longer-term growth opportunities. Cash flow from operations was primarily driven by cash net income and an increase in customer deposits from major defense customers.
•
Following the end of the second quarter of fiscal 2024, on October 13, 2023, we entered into a new, five-year $50,000 revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") of which $35,000 is immediately available. We used the proceeds from the facility and cash on hand to pay down the remaining $11,500 balance of our term loan and the $725 exit fee from our previous lending agreement amendments. The new facility will reduce current borrowing rates by approximately 25 basis points to SOFR plus 1.25%, has a maximum total leverage ratio of 3.5 to 1, and provides us greater financial flexibility to execute on our strategy for growth.
•
Following the end of the second quarter of fiscal 2024, we announced that we received approximately $110 million in total orders in October 2023, which were primarily related to follow-on orders for critical U.S. Navy programs. These defense orders are expected to be recognized in revenue beginning in the fourth quarter of fiscal 2025 through early fiscal 2030.

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

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on defense budget plans, accelerated ship build schedules due to geopolitical tensions, the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics and power systems. We have built a leading position, and in some instances, a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels, will lead to demand growth for fossil-based fuels that is less than the global growth rate. The timing and catalyst for a recovery in this market remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging.

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

The alternative and clean energy opportunities for our heat transfer, power production and fluid transfer systems are expected to continue to grow. We assist in designing, developing and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, small modular nuclear systems and geothermal power generation with lithium extraction. We are positioning the Company to be a more significant contributor as these markets continue to develop.

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

Our turbomachinery, pumps and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbo pump systems and components for many of the launch providers for satellites. We expect that in the long term extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications and we believe our technology and expertise will enable us to achieve sales growth in this market as well. Sales and orders to the space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding, similar to what occurred to Virgin Orbit. Thus, future revenue and growth in this market can be uncertain and may negatively impact our business.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market as opportunities in our legacy refining and petrochemical markets diminished. The defense market comprised 80% of our total backlog at September 30, 2023.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$45,076	$38,143	$92,645	$74,218
Gross profit	$7,191	$5,280	$18,168	$12,024
Gross profit margin	16%	14%	20%	16%
SG&A expenses (1)	$6,388	$5,332	$13,681	$11,091
SG&A as a percent of sales	14%	14%	15%	15%
Net income (loss)	$411	$(196)	$3,051	$480
Income (loss) per diluted share	$0.04	$(0.02)	$0.28	$0.05

(1)
Selling, general and administrative expenses are referred to as "SG&A".

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

The Second Quarter and First Six Months of Fiscal 2024 Compared with the Second Quarter and First Six Months of Fiscal 2023

Net sales for the second quarter of fiscal 2024 were $45,076, up $6,933, or 18% compared with $38,143 for the second quarter of fiscal 2023. This increase over the prior year was primarily due to sales to the defense industry, which increased $10,263 versus the prior year period primarily due to an improved mix of higher margin defense projects, increased direct labor, better execution, the timing of material receipts, and improved pricing. Net sales for the quarter also benefited from continued growth in commercial aftermarket of approximately $4,500 in comparison to the prior year period, which is included in our refining and chemical/petrochemical markets. Partially offsetting this increase were a $1,439 decline in chemical/petrochemical sales and a $1,531 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit as a customer in April 2023 due to its Chapter 11 bankruptcy.

Domestic sales as a percentage of aggregate sales were 86% in the second quarter of fiscal 2024 compared with 80% in the second quarter of fiscal 2023, reflecting the increase in our defense industry businesses, which is U.S. based. Sales in the three months ended September 30, 2023 were 56% to the defense industry compared to 39% for the comparable quarter in fiscal 2023. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects but overall reflects our strategic shift towards the defense industry.

Net sales for the first six months of fiscal 2024 were $92,645, an increase of $18,427 or 25% from the first six months of fiscal 2023 and were primarily in the defense market. Additionally, our sales continued to benefit from our diversified revenue base including strong growth of approximately $7,625 in commercial aftermarket sales which is included in our refining and chemical/petrochemical markets. Partially offsetting this increase was a $3,171 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit as a customer in April 2023 due to its Chapter 11 bankruptcy. Sales in the six months ended September 30, 2023 were

52% for the defense industry compared with 33% for the defense industry in the comparable period in fiscal 2023 and reflects our strategic shift towards the defense industry. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin for the second quarter of fiscal 2024 was 16%, compared with 14% for the second quarter of fiscal 2023. Gross profit for the second quarter of fiscal 2024 increased $1,911, or 36%, compared with fiscal 2023, to $7,191. These increases reflected the increase in sales discussed above as well as an improved mix of sales related to higher margin defense and commercial aftermarket, as well as better execution and pricing on defense contracts, partially offset by higher incentive compensation in comparison with the prior year.

Gross profit margin for the first six months of fiscal 2024 was 20%, compared with 16% for the first six months of fiscal 2023. Gross profit for the first six months of fiscal 2024 increased $6,144 compared with fiscal 2023, to $18,168. These increases reflected the increase in sales discussed above as well as an improved mix of sales related to higher margin defense and commercial aftermarket sales, as well as better execution and pricing on defense contracts, partially offset by higher incentive compensation in comparison with the prior year.

SG&A expense including amortization for the second quarter of fiscal 2024 was $6,388 compared to $5,332 for the second quarter of fiscal 2023. Approximately $800 of this increase was due to the BN Performance Bonus. The remainder of the increase in SG&A expense primarily relates to cost increases due to inflation, as well as increased professional services of approximately $200 due to increasing complexity in our business associated with growth and our international operations. As a percentage of net sales, SG&A expense in the second quarter of fiscal 2024 remained consistent at 14% compared with the same period of fiscal 2023.

SG&A expense including amortization for the first six months of fiscal 2024 was $13,681, up $2,590 compared with $11,091 for the first six months of fiscal 2023. Approximately $1,600 of this increase was due to the BN Performance Bonus. The remainder of the increase in SG&A expense primarily relates to cost increases due to inflation, as well as increased professional services of approximately $350 due to increasing complexity in our business associated with growth and our international operations. As a percentage of net sales, SG&A expense in the first six months of fiscal 2024 remained consistent at 15% compared with the same period of fiscal 2023.

Net interest expense for the second quarter of fiscal 2024 was $55 compared to $246 in the second quarter of fiscal 2023. This decrease was due to lower net debt levels, partially offset by an increase in interest rates since the second quarter of fiscal 2023.

Net interest expense for the first six months of fiscal 2024 was $240 compared to $403 in the first six months of fiscal 2023. This decrease was due to lower net debt levels, partially offset by an increase in interest rates since the second quarter of fiscal 2023.

Our effective tax rate in the second quarter of fiscal 2024 was 37%, compared with 17% in the second quarter of fiscal 2023. Our effective tax rate for the first six months of fiscal 2024 was 25%, compared with 27% for the first six months of fiscal 2023. Our effective tax rate can vary significantly from period to period depending on the level of pre-tax income, the amount of income derived from our higher tax rate foreign subsidiaries, as well as the timing of discrete tax items, primarily related to the vesting of restricted stock awards. For fiscal 2024 we expect our full year effective tax rate to be 22% to 23%.

The net result of the above is that net income and income per diluted share for the second quarter of fiscal 2024 were $411 and $0.04, respectively, compared with a loss of $196 and $0.02, respectively, for the second quarter of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2024 were $1,371 and $0.13, respectively, compared with net income of $325 and $0.03, respectively, for the second quarter of fiscal 2023.

Net income and income per diluted share for the first six months of fiscal 2024 were $3,051 and $0.28, respectively, compared with net income of $480 and $0.05, respectively, for the first six months of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the first six months of fiscal 2024 were $4,945 and $0.46, respectively, compared with net income of $1,654 and $0.16, respectively, for the first six months of fiscal 2023. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

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

Adjusted EBITDA excludes charges for depreciation, amortization, interest expense, taxes, other acquisition related expenses, the BN Performance Bonus, and other unusual/nonrecurring expenses. Adjusted net income and adjusted net income per diluted share excludes intangible amortization, the BN Performance Bonus, other costs related to the acquisition, and other unusual/nonrecurring expenses.

A reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income (loss) in accordance with GAAP is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$411	$(196)	$3,051	$480
Acquisition & integration costs	-	-	-	54
BN Performance Bonus	802	-	1,569	-
Debt amendment costs	-	41	-	194
Net interest expense	55	246	240	403
Income taxes	243	(40)	1,009	175
Depreciation & amortization	1,201	1,487	2,440	2,962
Adjusted EBITDA	$2,712	$1,538	$8,309	$4,268
Adjusted EBITDA as a % of revenue	6.0%	4.0%	9.0%	5.8%

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$411	$(196)	$3,051	$480
Acquisition & integration costs	-	-	-	54
Amortization of intangible assets	445	619	891	1,238
BN Performance Bonus	802	-	1,569	-
Debt amendment costs	-	41	-	194
Normalize tax rate(1)	(287)	(139)	(566)	(312)
Adjusted net income	$1,371	$325	$4,945	$1,654

GAAP net income (loss) per diluted share	$0.04	$(0.02)	$0.28	$0.05
Adjusted net income per diluted share	$0.13	$0.03	$0.46	$0.16
Diluted weighted average common shares outstanding	10,810	10,617	10,761	10,618

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2023	2023
Cash and cash equivalents	$25,800	$18,257
Working capital (1)	26,275	23,904
Working capital ratio(1)	1.3	1.3

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first six months of fiscal 2024 was $11,898 compared with $398 of cash used for the first six months of fiscal 2023. The cash provided by operations during the first six months of fiscal 2024 was higher than the comparable prior year period primarily as a result of higher cash net income and a reduction in working capital as a result of the change in payment terms related to a large defense customer during the quarter and increased customer deposits.

Capital expenditures for fiscal 2024 are expected to be approximately $12,000 to $13,500 and include approximately $5,500 related to the expansion of production capabilities at our Batavia facility, which is being funded by one of our defense customers. Fiscal 2024 capital expenditures are expected to be primarily for machinery and equipment, as well as for buildings and leasehold improvements to fund our growth and productivity improvement initiatives. The majority of our planned capital expenditures are discretionary. We estimate that our maintenance capital spend is approximately $2,000 per year.

Cash and cash equivalents were $25,800 at September 30, 2023 compared with $18,257 at March 31, 2023, up $7,543 primarily due to cash provided by operations, offset by capital expenditures and debt repayments. At September 30, 2023, approximately $7,000 of our cash and cash equivalents was used to secure our letters of credit and approximately $2,100 of our cash was held by foreign subsidiaries.

On October 13, 2023, we terminated the revolving credit facility and repaid our term loan with Bank of America, and entered into a new five-year revolving credit facility with Wells Fargo that provides a $35,000 line of credit, including letters of credit and bank guarantees, expandable up to $50,000 upon our satisfying specified covenants (the "New Revolving Credit Facility"). The additional $15,000 will automatically be available upon (i) our achieving a minimum consolidated EBITDA, as defined in the agreement, of $15,000, computed on a trailing twelve month basis, for three consecutive quarters and (ii) a minimum liquidity (consisting of cash and borrowing availability under the New Revolving Credit Facility) of at least $7,500. In addition to the $25,000 letters of credit available to be issued pursuant to the New Revolving Credit Facility, we may request the issuance of cash secured letters of credit in an aggregate amount of up to $7,500.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by Wells Fargo as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon our then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan.

We will incur a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to our then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans.

In connection with the termination of our prior revolving credit facility, we repaid the $725 exit fee and recognized an extinguishment charge of approximately $650 from our previous lending agreement amendments.

We did not have any off-balance sheet arrangements as of September 30, 2023 and 2022, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations combined with the liquidity provided by our New Revolving Credit Facility will be adequate to meet our cash needs and fund our long-term strategic growth objectives.

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

The following tables provides our orders by market and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

Orders booked for the three-month period ended September 30, 2023 were $36,464, a decrease of $55,047 over the comparable period of fiscal 2023. Orders booked for the six-month period ended September 30, 2023 were $104,397, a decrease of $27,422 over the comparable period of fiscal 2023. These decreases were primarily due to the timing of our large defense orders and orders to the refining market. For the six-month period ended September 30, 2023, our book-to-bill ratio was 1.1x. Orders during the first six months of 2024 included the following:

•
$9,100 for a vacuum distillation system for a refinery in India.
•
$22,000 related to a strategic investment and follow-on orders from a major defense customer. These orders include $13,500 to expand and enhance our Batavia, N.Y. production capabilities, primarily for machinery and equipment, in order to support the U.S. Navy's shipbuilding schedule.

•
$19,300 of aftermarket orders to the refining and chemical/petrochemical markets.
•
$3,361 decrease in orders to the space industry primarily due to the Virgin Orbit bankruptcy.

We believe the repeat U.S. Navy orders and strategic investment received validates the investments we made, our position as a key supplier to the defense industry and our customer's confidence in our execution. Additionally, we believe the strong aftermarket orders are significant because they historically have been a leading indicator of a cyclical upturn in capital project orders. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above under "Current Market Conditions."

Orders to the U.S. represented 88% of total orders for the second quarter of fiscal 2024 compared to 93% in the second quarter of the prior year. These orders were primarily to the defense market which represented 57% of orders and are U.S. based.

Following the end of the second quarter of fiscal 2024, we announced that we received approximately $110 million in total orders in October 2023, which were primarily related to follow-on orders for critical U.S. Navy programs. These defense orders are expected to be recognized in revenue beginning in the fourth quarter of fiscal 2025 through early fiscal 2030.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented:

	September 30,		September 30,		Change
Market	2023	%	2022	%	$	%
Refining	$29,116	9%	$28,502	9%	$614	2%
Chemical/Petrochemical	13,705	5%	12,549	5%	1,156	9%
Space	7,263	2%	13,210	4%	(5,947)	-45%
Defense	250,732	80%	248,672	79%	2,060	1%
Other	12,527	4%	10,407	3%	2,120	20%
Total backlog	$313,343	100%	$313,340	100%	$3	0%

Backlog was $313,343 at September 30, 2023, which is consistent with the prior year period. We expect to recognize revenue on approximately 50% of the backlog within one year, 25% to 30% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (generally up to six years). During the second quarter of fiscal 2024, we shipped the last of the first article units related to the Columbia Class submarine and Ford Class carrier programs. While we expect to continue to have first article programs in our backlog as we win new programs and applications, the amount as a percentage of total backlog should be reduced moving forward. During fiscal 2022, we chose to make significant investments to ensure we could deliver these and previous units on schedule and these investments were the main source of the losses incurred that year.

Outlook

We are providing the following fiscal 2024 outlook reflecting our current expectations:

Net Sales	$170 million to $180 million
Gross Profit	18% to 19% of sales
SG&A Expenses(1)	15% to 16% of sales
Tax Rate	22% to 23%
Adjusted EBITDA(2)	$11.5 million to $13.5 million

(1) Includes approximately $2.5 million to $4 million of BN Performance Bonus and ERP conversion costs included in SG&A expense.
(2) Excludes approximately $2.5 million to $4 million of BN Performance Bonus and ERP conversion costs included in SG&A expense and approximately $0.7 million of debt extinguishment charges.

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

We have made significant progress with the advancements in our business, which we believe puts us on schedule in achieving our fiscal 2027 goals of greater than $200,000 in revenue (8% to 10% average annualized revenue growth) and Adjusted EBITDA margins in the low to mid-teens.

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

As of September 30, 2023, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows.

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

Foreign Currency

International consolidated sales for the first six months of fiscal 2024 were 17% of total sales compared with 21% for the same period of fiscal 2023. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first six months of fiscal 2024 and fiscal 2023, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first six months of fiscal 2024, foreign currency exchange rate fluctuations reduced our cash balances by $82 primarily due to the strengthening of the U.S. dollar.

We have limited exposure to foreign currency purchases. In the first six months of fiscal 2024, our purchases in foreign currencies represented approximately 3% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of September 30, 2023 and March 31, 2023, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, such as we recently experienced, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain, including those associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine and the Israel-Hamas war, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

As a result of the BN acquisition and in order to fund our strategic growth objectives we borrow funds under our various credit agreements that bear interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of September 30, 2023, we had $11,500 of variable rate debt outstanding on our revolving credit facility and no interest rate derivatives outstanding. See ''Debt'' in Note 12 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $11,500 of variable rate debt outstanding at September 30, 2023 would have an impact of approximately $115 on our interest expense for fiscal 2024.

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

Description of Amendment to the Restricted Stock Unit Agreement by and between the Company and Daniel J. Thoren incorporated herein by reference from Item 5.02 of the Company's Current Report on Form 8-K dated July 25, 2023.

10.2

Agreement, dated as of October 13, 2023, by and among Graham Corporation and Wells Fargo Bank, National Association is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 18, 2023.

#	10.3

Amendment No. 1 to the 2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Appendix C to the Company's Definitive Proxy Statement on Schedule 14A dated July 10, 2023.

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

Date: November 6, 2023