Form 10-Q
period 2023-12-31
GRAHAM CORP
filed 2024-02-05
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Yes ☐ No ☒

As of January 31, 2024, there were outstanding 10,828,327 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2023 and March 31, 2023 and for the three and nine months ended December 31, 2023 and 2022

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$43,818	$39,873	$136,463	$114,091
Cost of products sold	34,095	33,646	108,572	95,840
Gross profit	9,723	6,227	27,891	18,251
Other expenses and income:
Selling, general and administrative	8,429	5,284	21,563	15,828
Selling, general and administrative – amortization	383	274	930	821
Operating income	911	669	5,398	1,602
Loss on extinguishment of debt	726	—	726	—
Other expense (income), net	93	(63)	280	(188)
Interest expense, net	37	294	277	697
Income before (benefit) provision for income taxes	55	438	4,115	1,093
(Benefit) provision for income taxes	(110)	70	899	245
Net income	$165	$368	$3,216	$848
Per share data
Basic:
Net income	$0.02	$0.03	$0.30	$0.08
Diluted:
Net income	$0.02	$0.03	$0.30	$0.08
Weighted average common shares outstanding:
Basic	10,775	10,611	10,709	10,613
Diluted	10,920	10,660	10,792	10,632

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$165	$368	$3,216	$848
Other comprehensive income (loss):
Foreign currency translation adjustment	137	161	(173)	(519)
Defined benefit pension and other postretirement plans net of income tax expense of $47 and $38 for the three months ended December 31, 2023 and 2022, respectively, and $140 and $112 for the nine months ended December 31, 2023 and 2022, respectively	164	131	492	393
Total other comprehensive income (loss)	301	292	319	(126)
Total comprehensive income	$466	$660	$3,535	$722

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

(Unaudited)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,163	$18,257
Trade accounts receivable, net of allowances ($1,834 and $1,841 at December 31 and March 31, 2023, respectively)	35,666	24,000
Unbilled revenue	28,671	39,684
Inventories	31,078	26,293
Prepaid expenses and other current assets	4,011	1,534
Income taxes receivable	745	302
Total current assets	115,334	110,070
Property, plant and equipment, net	29,027	25,523
Prepaid pension asset	6,322	6,107
Operating lease assets	7,626	8,237
Goodwill	25,087	23,523
Customer relationships, net	14,584	10,718
Technology and technical know-how, net	11,254	9,174
Other intangible assets, net	7,378	7,610
Deferred income tax asset	1,734	2,798
Other assets	368	158
Total assets	$218,714	$203,918
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt obligations	$3,000	$—
Current portion of long-term debt	—	2,000
Current portion of finance lease obligations	19	29
Accounts payable	16,365	20,222
Accrued compensation	14,726	10,401
Accrued expenses and other current liabilities	5,255	6,434
Customer deposits	63,005	46,042
Operating lease liabilities	1,221	1,022
Income taxes payable	—	16
Total current liabilities	103,591	86,166
Long-term debt	—	9,744
Finance lease obligations	72	85
Operating lease liabilities	6,760	7,498
Deferred income tax liability	61	108
Accrued pension and postretirement benefit liabilities	1,341	1,342
Other long-term liabilities	3,133	2,042
Total liabilities	114,958	106,985
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 10,971 and 10,774 shares issued and 10,828 and 10,635 shares outstanding at December 31 and March 31, 2023, respectively	1,097	1,075
Capital in excess of par value	31,678	28,061
Retained earnings	80,659	77,443
Accumulated other comprehensive loss	(7,144)	(7,463)
Treasury stock (143 and 138 shares at December 31 and March 31, 2023, respectively)	(2,534)	(2,183)
Total stockholders’ equity	103,756	96,933
Total liabilities and stockholders’ equity	$218,714	$203,918

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2023	2022
Operating activities:
Net income	$3,216	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,375	2,611
Amortization of intangible assets	1,487	1,857
Amortization of actuarial losses	632	504
Amortization of debt issuance costs	131	153
Equity-based compensation expense	1,002	582
Loss on extinguishment of debt	726	—
Deferred income taxes	935	232
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	(11,335)	(7,755)
Unbilled revenue	11,213	(8,082)
Inventories	(4,357)	(6,801)
Prepaid expenses and other current and non-current assets	(1,526)	(500)
Income taxes receivable	(459)	(137)
Operating lease assets	894	913
Prepaid pension asset	(215)	(488)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	(3,949)	5,511
Accrued compensation, accrued expenses and other current and non-current liabilities	2,948	2,116
Customer deposits	16,590	18,776
Operating lease liabilities	(825)	(802)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	—	(592)
Net cash provided by operating activities	19,483	8,946
Investing activities:
Purchase of property, plant and equipment	(5,193)	(2,394)
Proceeds from disposal of property, plant and equipment	38	—
Acquisition of P3 Technologies, LLC, net of cash acquired	(6,812)	—
Net cash used by investing activities	(11,967)	(2,394)
Financing activities:
Borrowings of short-term debt obligations	13,000	5,000
Principal repayments on debt	(22,522)	(8,517)
Payment of debt exit costs	(752)	—
Repayments on financing lease obligations	(224)	(205)
Payment of debt issuance costs	(241)	(122)
Issuance of common stock	225	—
Purchase of treasury stock	(57)	(22)
Net cash used by financing activities	(10,571)	(3,866)
Effect of exchange rate changes on cash	(39)	(212)
Net (decrease) increase in cash and cash equivalents	(3,094)	2,474
Cash and cash equivalents at beginning of period	18,257	14,741
Cash and cash equivalents at end of period	$15,163	$17,215

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2023

(Amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933
Comprehensive income (loss)				2,640	(88)		2,552
Issuance of shares	53	8	(8)				—
Forfeiture of shares	(9)	(1)	1				—
Recognition of equity-based compensation expense			293				293
Issuance of treasury stock			294			(294)	—
Purchase of treasury stock						(57)	(57)
Balance at June 30, 2023	10,818	1,082	28,641	80,083	(7,551)	(2,534)	99,721
Comprehensive income				411	106		517
Issuance of shares	28	2	223				225
Recognition of equity-based compensation expense			332				332
Balance at September 30, 2023	10,846	1,084	29,196	80,494	(7,445)	(2,534)	100,795
Comprehensive income				165	301		466
Issuance of shares for purchase of P3 Technologies, LLC	125	13	2,104				2,117
Recognition of equity-based compensation expense			378				378
Balance at December 31, 2023	10,971	$1,097	$31,678	$80,659	$(7,144)	$(2,534)	$103,756

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2022

(Amounts in thousands)

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

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Suzhou, China and Ahmedabad, India at December 31, 2023 and March 31, 2023, and its recently acquired wholly-owned subsidiary, P3 Technologies, LLC ("P3"), located in Jupiter, Florida (See Note 2) at December 31, 2023. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2023 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2023. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 ("fiscal 2023"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2024 ("fiscal 2024").

NOTE 2 – ACQUISITION:

On November 9, 2023, the Company completed its acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, Florida that serves the space, new energy and medical industries. The Company believes this acquisition furthers its growth strategy, further diversifies its market and product offerings, and broadens its turbomachinery solutions. P3 will be managed through the Company's Barber-Nichols, LLC ("BN") subsidiary and is highly complementary to BN's technology and enhances its turbomachinery solutions.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $10,494 was comprised of 125 shares of the Company's common stock, representing a value of $2,117 at a price of $16.85 per share, and cash consideration of $7,098, subject to certain potential adjustments, including a customary working capital adjustment. As of December 31, 2023, there was a $761 receivable accrued related to such working capital adjustment. The cash consideration was funded through borrowings on the Company's line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. At December 31, 2023, a liability of $2,040 was recorded for the contingent earn-out. Acquisition related costs of $274 were expensed in the three and nine months ended December 31, 2023, and are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition and the amount exceeding the fair value of $1,565 was recorded as goodwill, which is deductible for tax purposes. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed:

November 9,
2023
Assets acquired:
Cash and cash equivalents	$286
Trade accounts receivable, net of allowances	465
Unbilled revenue	302
Inventories	443
Prepaid expenses and other current assets	93
Property, plant & equipment, net	542
Operating lease assets	130
Goodwill	1,565
Customer relationships	4,400
Technology and technical know-how	2,500
Tradename	300
Deferred income tax asset	53
Total assets acquired	11,079
Liabilities assumed:
Accrued compensation	62
Customer deposits	389
Operating lease liabilities	134
Total liabilities assumed	585
Purchase price	$10,494

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, and tradename. The tradename is included in the line item "Other intangible assets, net" in the Condensed Consolidated Balance Sheets. The fair value of customer relationships was calculated using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. The fair value of tradename and technology and technical know-how were both calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset.

Customer relationships and tradename are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives of eight years and three years respectively. Technology and technical know-how is amortized in cost of products sold on a straight line basis over its estimated useful life of ten years.

The Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2023 includes net sales of P3 of $1,027 and net income of $176. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the P3 acquisition had occurred at the beginning of each of the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$44,186	$40,651	$140,019	$116,628
Net income	464	340	4,554	499
Loss per share
Basic	$0.04	$0.03	$0.42	$0.05
Diluted	$0.04	$0.03	$0.42	$0.05

The unaudited pro forma information presents the combined operating results of Graham Corporation and P3 with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of depreciation of fixed assets based on the preliminary purchase price allocation, the adjustment to interest expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at the Company’s weighted average interest rate, amortization expense related to the fair value adjustments for intangible assets, non-recurring acquisition-related costs and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate.

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Market	2023	2022	2023	2022
Refining	$7,638	$6,497	$21,794	$21,940
Chemical/Petrochemical	4,130	3,927	14,536	15,606
Defense	24,330	21,687	72,265	46,342
Space	2,931	3,510	10,528	14,278
Other Commercial	4,789	4,252	17,340	15,925
Net sales	$43,818	$39,873	$136,463	$114,091

Geographic Region
Asia	$4,016	$4,226	$12,898	$12,729
Canada	1,116	557	3,107	3,261
Middle East	501	621	2,219	1,766
South America	65	649	264	2,509
U.S.	36,822	33,163	113,567	91,657
All other	1,298	657	4,408	2,169
Net sales	$43,818	$39,873	$136,463	$114,091

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue recognized over time	76%	80%	77%	73%
Revenue recognized at shipment	24%	20%	23%	27%

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2023	March 31, 2023	Change	Change due to amounts acquired	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$28,671	$39,684	$(11,013)	$302	$72,629	$(83,944)
Customer deposits (contract liabilities)	(63,005)	(46,042)	(16,963)	(389)	23,355	(39,929)
Net contract (liabilities) assets	$(34,334)	$(6,358)	$(27,976)

Contract liabilities at December 31, and March 31, 2023 include $13,337 and $6,092, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at December 31, and March 31, 2023, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,992 and $2,542 at December 31, and March 31, 2023, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of December 31, 2023, the Company had remaining unsatisfied performance obligations of $399,244. The Company expects to recognize revenue on approximately 40% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	December 31,	March 31,
	2023	2023
Raw materials and supplies	$3,787	$4,344
Work in process	25,064	20,554
Finished products	2,227	1,395
Total	$31,078	$26,293

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2023
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$1,616	$14,584
Technology and technical know-how	10 - 20 years	12,600	1,346	11,254
Backlog	4 years	3,900	3,505	395
Tradename	3 years	300	17	283
		$33,000	$6,484	$26,516

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Intangible amortization was $596 and $619 for the three months ended December 31, 2023 and 2022, respectively, and $1,487 and $1,857 for the nine months ended December 31, 2023 and 2022, respectively. The estimated annual amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2024	$671
2025	2,217
2026	1,995
2027	1,953
2028	1,895
2029 and thereafter	17,785
Total intangible amortization	$26,516

NOTE 6 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan, as amended (the "2020 Plan"), provides for the issuance of 722 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company's prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the"2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan.

No time vesting restricted stock units ("RSUs") or performance based restricted stock units ("PSUs") were granted in the three months ended December 31, 2023 and 2022. The following restricted stock units were granted in the nine months ended December 31, 2023:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Nine months ended December 31,	Directors	Key Employees	Key Employees	Awarded
2023
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79
2022
Time Vesting RSUs	37	56	18	111
Performance Vesting PSUs	—	—	112	112

(1) Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of December 31, 2023, a total of 400 shares of common stock may be purchased under the ESPP.

The Company has recognized equity-based compensation costs as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Restricted stock awards	$77	$106	$241	$201
Restricted stock units	256	157	701	368
Employee stock purchase plan	44	7	60	13
	$377	$270	$1,002	$582

Income tax benefit recognized	$84	$60	$223	$128

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Basic income per share
Numerator:
Net income	$165	$368	$3,216	$848
Denominator:
Weighted average common shares outstanding	10,775	10,611	10,709	10,613
	$0.02	$0.03	$0.30	$0.08

Diluted income per share
Numerator:
Net income	$165	$368	$3,216	$848
Denominator:
Weighted average common shares outstanding	10,775	10,611	10,709	10,613
Restricted stock units outstanding	145	49	83	19
Weighted average common and potential common shares outstanding	10,920	10,660	10,792	10,632
Diluted income per share	$0.02	$0.03	$0.30	$0.08

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Balance at beginning of period	$638	$487	$578	$441
Expense for product warranties	63	238	266	326
Product warranty claims paid	(7)	(4)	(150)	(46)
Balance at end of period	$694	$721	$694	$721

The product warranty liability is included in the line item "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	For the Nine Months Ended December 31,
	2023	2022
Interest paid	$726	$722
Income taxes paid	424	160
Issuance of shares as part of the consideration of the P3 acquisition	2,117	—
Capital purchases recorded in accounts payable	699	768

The $6,812 of cash utilized for the acquisition of P3 Technologies, LLC included cash consideration of $7,098, net of cash acquired of $286.

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding Graham India Private Limited ("GIPL"). The investigation identified both evidence supporting the complaint and other misconduct by employees. The other misconduct totaled $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and the Company has implemented remedial actions, including strengthening its compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. The Company has voluntarily reported the findings of its investigation to the appropriate authorities in India and the U.S. Department of Justice and the Securities and Exchange Commission. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to the Company’s overall consolidated results of operations, financial position, or cash flows. For the first nine months of fiscal 2024 the Company has incurred approximately $750 in costs related to this investigation.

As of December 31, 2023, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

The Company previously entered into related party operating leases with Ascent Properties Group, LLC ("Ascent"), for two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $243 and $211 during the three months ended December 31, 2023 and 2022, respectively, and $709 and $632 during the nine months ended December 31, 2023 and 2022, respectively. The Company is obligated to make payments of $243 during the remainder of fiscal 2024. Future fixed minimum lease payments under these leases as of December 31, 2023 are $6,028.

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

There was no liability for unrecognized tax benefits at either December 31, 2023 or March 31, 2023.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the nine months ended December 31, 2023 and 2022 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2023	$(7,470)	$7	$(7,463)
Other comprehensive income before reclassifications	—	(173)	(173)
Amounts reclassified from accumulated other comprehensive loss	492	—	492
Net current-period other comprehensive income (loss)	492	(173)	319
Balance at December 31, 2023	$(6,978)	$(166)	$(7,144)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	$(6,970)	$499	$(6,471)
Other comprehensive income before reclassifications	—	(519)	(519)
Amounts reclassified from accumulated other comprehensive loss	393	—	393
Net current-period other comprehensive income (loss)	393	(519)	$(126)
Balance at December 31, 2022	$(6,577)	$(20)	$(6,597)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	December 31,
	2023		2022
Pension and other postretirement benefit items:
Amortization of actuarial loss	$211	(1)	$169	(1)	Income before benefit for income taxes
Tax effect	47		38		(Benefit) provision for income taxes
	$164		$131		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Nine Months Ended
	December 31,
	2023		2022
Pension and other postretirement benefit items:
Amortization of actuarial loss	$632	(1)	$505	(1)	Income before benefit for income taxes
Tax effect	140		112		(Benefit) provision for income taxes
	$492		$393		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 13 – DEBT:

On October 13, 2023, the Company terminated its revolving credit facility and repaid its term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $35,000 line of credit and automatically increases to $50,000 upon the Company satisfying specified covenants (the "New Revolving Credit Facility"). The additional $15,000 will automatically be available upon (a) the Company achieving a minimum consolidated EBITDA, as defined in the agreement, of $15,000, computed on a trailing twelve month basis, for three consecutive quarters and (b) a minimum liquidity (consisting of cash and borrowing availability under the New Revolving Credit Facility) for the Company of at least $7,500. The New Revolving Credit Facility has a $25,000 sub-limit for letters of credit and the Company may request the issuance of cash secured letters of credit in an aggregate amount of up to $7,500. As of December 31, 2023, there was $3,000 borrowed and $666 letters of credit outstanding on the New Revolving Credit Facility.

Long term debt as of March 31, 2023 was comprised of the following:

March 31,
2023
Bank of America term loan	$12,500
Less: unamortized debt issuance costs	(756)
11,744
Less: current portion	2,000
Total	$9,744

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of December 31, 2023, the Company was in compliance with the financial covenants of the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of December 31, 2023, the SOFR rate was 5.34%.

The Company is required to pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of December 31, 2023, the amount available under the New Revolving Credit Facility was $31,333, subject to the interest and leverage covenants.

In connection with the termination of the old revolving credit facility and term loan with Bank of America, the Company paid $752 in exit costs and recognized an extinguishment charge of $726.

As of December 31, 2023, $2,284 letters of credit remain outstanding with Bank of America and are cash secured. These outstanding letters of credit are subject to a fee of 0.60% per annum. As of December 31, 2023, $4,781 letters of credit are outstanding with HSBC Bank USA, N.A and are also cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85%, depending on the term of the letter of credit. Total letters of credit outstanding as of December 31, 2023 and March 31, 2023 were $7,914 and $12,233, respectively.

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

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the space, aerospace, cryogenic, defense and energy markets. In November 2023, we acquired P3 Technologies, LLC ("P3"), located in Jupiter, Florida (See "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL serves as a sales and market development office focusing on the refining, petrochemical, edible oils, and fertilizer markets in India and the Middle East.

We refer to our fiscal year, which ends March 31, 2024, as fiscal 2024. Likewise, we refer to our fiscal year that ended March 31, 2023 and March 31, 2022, as fiscal 2023 and fiscal 2022, respectively.

Acquisition

On November 9, 2023, we completed our acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, Florida that serves the space, new energy and medical industries. We believe this acquisition furthers our growth strategy, further diversifies our market and product offerings, and broadens our turbomachinery solutions. P3 will be managed through BN and is highly complementary to BN's technology and enhances its turbomachinery solutions.

The purchase price for P3 was $10,494 and was comprised of 125 shares of our common stock, representing a value of $2,117 at a price of $16.85 per share, and cash consideration of $7,098, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on our line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. Acquisition related costs of $274 were expensed in the three and nine months ended December 31, 2023, and are included in selling, general and administrative expenses ("SG&A") in the Condensed Consolidated Statement of Operations. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q for additional information.

Summary

Highlights for the three months ended December 31, 2023 include:

•
Net sales for the third quarter of fiscal 2024 were $43,818, up $3,945, or 10% compared with $39,873 for the third quarter of fiscal 2023. During the quarter, P3 added $1,027 to revenue primarily to the space industry. Excluding P3, organic growth was 7% over the prior year. This increase was primarily due to sales to the defense industry, which increased $2,643 versus the prior year period primarily due to an improved mix of higher margin defense projects, increased direct labor, better execution, the timing of material receipts, and improved pricing. Net sales for the quarter also benefited from continued growth in commercial aftermarket sales of approximately $3,000 in comparison to the prior year period, which is included in our refining and chemical/petrochemical markets. Partially offsetting these increases was a $579 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit Holding, Inc. ("Virgin Orbit") as a customer in April 2023 due to its Chapter 11 bankruptcy partially offset by revenue from P3.

•
In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During the third quarter of fiscal 2024, we recorded $1,264 related to the BN Performance Bonus. Additionally, during the third quarter of fiscal 2024 we recorded costs/charges in connection with the refinancing of our debt and acquisition of P3 of $744 and $274, respectively.
•
Net income and income per diluted share for the third quarter of fiscal 2024 were $165 and $0.02 per share, respectively, compared with net income and income per diluted share of $368 and $0.03 per share, respectively, for the third quarter of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2024 were $2,424 and $0.22 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $857 and $0.08 per share, respectively, for the third quarter of fiscal 2023. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the third quarter of fiscal 2024 were a record $123,267 compared to $20,044 in the third quarter of fiscal 2023. This increase was primarily due to follow-on orders for critical U.S. Navy programs related to the Columbia Class submarine and Ford Class carrier programs. These defense orders are expected to be recognized in revenue beginning in the fourth quarter of fiscal 2025 through early 2030 and validates our key role in these strategic programs. For additional information on this key performance indicator, see "Orders and Backlog" below.
•
Backlog was $399,244 at December 31, 2023, compared with $293,671 at December 31, 2022. This increase was primarily driven by growth in our defense and chemical/petrochemical markets. Backlog acquired from P3 Technologies was $6,225. during the third quarter of fiscal 2024. For additional information on this key performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at December 31, 2023 was $15,163, compared with $18,257 at March 31, 2023. This decrease was primarily due to cash used to acquire P3 of $6,812, capital expenditures of $5,193 related to our growth initiatives, as well as net repayments of debt of $9,522. These uses of cash were primarily funded by cash flow from operating activities of $19,483 being driven by higher profitability and a reduction in working capital as a result of the change in payment terms related to large defense customers during the nine months and stronger financial discipline.
•
On October 13, 2023, we entered into a new, five-year $50,000 revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") of which $35,000 is immediately available. We used the proceeds from the facility and cash on hand to pay down the remaining $11,500 balance of our term loan. The new facility will reduce current borrowing rates by approximately 25 basis points to SOFR plus 1.25%, has a maximum total leverage ratio of 3.5 to 1, and provides us greater financial flexibility to execute on our strategy for growth.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q (the "Form 10-Q") and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "intend," "expect," "plan," "goal," "predict," "project," "outlook," "potential," "should," "will," and similar words and expressions.

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

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate. The timing and catalyst for a recovery in this market remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging.

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

The alternative and clean energy opportunities for our heat transfer, power production and fluid transfer systems are expected to continue to grow. We assist in designing, developing and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, small modular nuclear systems, bioenergy products, and geothermal power generation with lithium extraction. We are positioning the Company to be a more significant contributor as these markets continue to develop.

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

Our turbomachinery, pumps and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbo pump systems and components to many of the launch providers for satellites. We expect that in the long term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market as well. Sales and orders to the space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding, similar to what occurred to Virgin Orbit. Thus, future revenue and growth in this market can be uncertain and may negatively impact our business.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market as opportunities in our legacy refining and petrochemical markets diminished. The defense market comprised 84% of our total backlog at December 31, 2023.

*Note: FYE refers to fiscal year ended March 31. For additional information on this key performance indicator see "Orders and Backlog" below.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$43,818	$39,873	$136,463	$114,091
Gross profit	$9,723	$6,227	$27,891	$18,251
Gross profit margin	22%	16%	20%	16%
SG&A expenses (1)	$8,812	$5,558	$22,493	$16,649
SG&A as a percent of sales	20%	14%	16%	15%
Net income	$165	$368	$3,216	$848
Income per diluted share	$0.02	$0.03	$0.30	$0.08

(1)
Selling, general and administrative expenses are referred to as "SG&A".

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

Third Quarter and First Nine Months of Fiscal 2024 Compared with the Third Quarter and First Nine Months of Fiscal 2023

Net sales for the third quarter of fiscal 2024 were $43,818, up $3,945 or 10%, compared with $39,873 for the third quarter of fiscal 2023. During the quarter, P3 added $1,027 to revenue primarily to the space industry. Excluding P3, organic growth was 7% over the prior year. This increase was primarily due to sales to the defense industry, which increased $2,643 versus the prior year period primarily due to an improved mix of higher margin defense projects, increased direct labor, better execution, the timing of material receipts, and improved pricing. Net sales for the quarter also benefited from continued growth in commercial aftermarket sales of approximately $3,000 in comparison to the prior year period, which is included in our refining and chemical/petrochemical markets. Partially offsetting these increases was a $579 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit as a customer partially offset by revenue from P3.

Domestic sales as a percentage of aggregate sales were 84% in the third quarter of fiscal 2024 compared with 83% in the third quarter of fiscal 2023, reflecting the increase in our defense industry businesses, which is U.S. based. Sales in the three months ended December 31, 2023 were 56% to the defense industry compared to 54% for the comparable quarter in fiscal 2023. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects but overall reflects our strategic shift towards the defense industry.

Net sales for the first nine months of fiscal 2024 were $136,463, an increase of 20% from the first nine months of fiscal 2023. Approximately $1,027 of this increase was due to the P3 acquisition in the third quarter of fiscal 2024. Excluding P3, organic growth was 19% over the prior year. Additionally, our sales continued to benefit from strong growth of approximately $10,800 in commercial aftermarket sales which is included in our refining and chemical/petrochemical markets. Partially offsetting this increase was a $3,750 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit partially offset by revenue from P3. Additionally, sales from our China subsidiary were down approximately $2,000 for the first nine months of fiscal 2024 compared to the prior year due to the slowdown in that market. Sales for the nine months ended December 31, 2023 were 83% to the domestic market compared with 80% in the comparable period in fiscal 2023 and reflects our strategic shift towards the defense industry. Additionally, sales for the nine months ended December 31, 2023 were 53% for the defense industry compared with 41% for the comparable period in fiscal 2023 and also reflects our strategic shift towards the defense industry. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit margin for the third quarter of fiscal 2024 was 22%, compared with 16% for the third quarter of fiscal 2023. Gross profit for the third quarter of fiscal 2024 increased $3,496 or 56%, compared with fiscal 2023, to $9,723. This increase reflected the increase in sales discussed above as well as an improved mix of sales related to higher margin defense and commercial aftermarket, as well as better execution and pricing on defense contracts, partially offset by higher incentive compensation in comparison with the prior year.

Gross profit margin for the first nine months of fiscal 2024 was 20%, compared with 16% for the first nine months of fiscal 2023. Gross profit for the first nine months of fiscal 2024 increased $9,640 or 53%, compared with fiscal 2023, to $27,891. This increase reflected the increase in sales discussed above as well as an improved mix of sales related to higher margin defense and commercial aftermarket sales, as well as better execution and pricing on defense contracts, partially offset by higher incentive compensation in comparison with the prior year.

Changes in SG&A expense for the three and nine months ending December 31, 2023 versus the comparable prior year period are as follows:

	Change Q3 FY24 vs. Q3 FY23	Change YTD Q3 FY24 vs. YTD Q3 FY23
BN Performance Bonus	$1,264	$2,833
Professional fees	750	1,081
Performance-based compensation	399	414
Acquisition costs	274	274
Amortization of intangibles	109	109
Equity based compensation	107	420
ERP implementation costs	56	56
P3 Technologies	49	49
All other	246	608
Total SG&A change	$3,254	$5,844

In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024,

2025, and 2026 which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). The increase in professional fees over the prior year periods primarily relates to the increasing complexity in our business associated with our growth and our international operations including the investigation by our Board’s Audit Committee related to GIPL. See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and the "Commitments and Contingencies" section below.

Net interest expense for the third quarter of fiscal 2024 was $37 compared to $294 in the third quarter of fiscal 2023 primarily due to lower debt levels compared to the prior year partially offset by higher interest rates.

Net interest expense for the first nine months of fiscal 2024 was $277 compared to $697 in the first nine months of fiscal 2023 primarily due to lower debt levels compared to the prior year partially offset by higher interest rates.

Our effective tax rate for the first nine months of fiscal 2024 was 22% consistent with the first nine months of fiscal 2023. Our effective tax rate for fiscal 2024 is expected to be between 22% and 23%.

The net result of the above is that net income and income per diluted share for the third quarter of fiscal 2024 were $165 and $0.02, respectively, compared with $368 and $0.03, respectively, for the third quarter of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2024 were $2,424 and $0.22 per share, respectively, compared with $857 and $0.08, respectively, for the third quarter of fiscal 2023.

Net income and income per diluted share for the first nine months of fiscal 2024 were $3,216 and $0.30, respectively, compared with $848 and $0.08, respectively, for the first nine months of fiscal 2023. Adjusted net income and adjusted net income per diluted share for the first nine months of fiscal 2024 were $7,369 and $0.68, respectively, compared with $2,511 and $0.24, respectively, for the first nine months of fiscal 2023. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

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

Adjusted EBITDA excludes charges for depreciation, amortization, interest expense, taxes, acquisition related expenses, the BN Performance Bonus, debt amendment costs, ERP implementation costs, and other unusual/nonrecurring expenses. Adjusted net income and adjusted net income per diluted share excludes intangible amortization, BN Performance Bonus, acquisition related expenses, debt amendment costs, ERP implementation costs, and other unusual/nonrecurring expenses.

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$165	$368	$3,216	$848
Acquisition & integration costs	274	-	274	54
BN Performance Bonus	1,264	-	2,833	-
Debt amendment costs	744	-	744	194
ERP Implementation costs	56	-	56	-
Net interest expense	37	294	277	697
Income taxes	(110)	70	899	245
Depreciation & amortization	1,422	1,506	3,862	4,468
Adjusted EBITDA	$3,852	$2,238	$12,161	$6,506
Adjusted EBITDA as a % of revenue	8.8%	5.6%	8.9%	5.7%

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income	$165	$368	$3,216	$848
Acquisition & integration costs	274	-	274	54
Amortization of intangible assets	596	619	1,487	1,857
BN Performance Bonus	1,264	-	2,833	-
Debt amendment costs	744	-	744	194
ERP Implementation costs	56	-	56	-
Normalize tax rate(1)	(675)	(130)	(1,241)	(442)
Adjusted net income	$2,424	$857	$7,369	$2,511

GAAP net income per diluted share	$0.02	$0.03	$0.30	$0.08
Adjusted net income per diluted share	$0.22	$0.08	$0.68	$0.24
Diluted weighted average common shares outstanding	10,920	10,660	10,792	10,632

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Acquisition and Integration Costs are incremental costs that are directly related to the P3 acquisition. These costs may include, among other things, professional, consulting and other fees, system integration costs, and fair value adjustments relating to contingent consideration. In connection with the acquisition of BN, we entered into the BN Performance Bonus agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 which can range between $2,000 to $4,000 per year. Debt Amendment Costs consists of accelerated write-offs of unamortized deferred debt issuance costs and discounts, prepayment penalties and attorney fees in connection with the amendment of our credit facility in October 2023. ERP Implementation Costs relate to consulting costs incurred in connection with the new ERP system being implemented throughout our Batavia, N.Y. facility in order to enhance efficiency and productivity and are not expected to reoccur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Statements of Cash Flows:

	December 31,	March 31,
	2023	2023
Cash and cash equivalents	$15,163	$18,257
Working capital (1)	11,743	23,904
Working capital ratio(1)	1.1	1.3

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first nine months of fiscal 2024 was $19,483 compared with $8,946 for the first nine months of fiscal 2023. The cash provided by operations during the first nine months of fiscal 2024 was higher than the comparable prior year period primarily as a result of higher profitability and a reduction in working capital as a result of the change in payment terms related to large defense customers during the nine months and stronger financial discipline.

Capital expenditures for the first nine months of fiscal 2024 were $5,193 versus $2,394 over the comparable period in fiscal 2023. Capital expenditures for fiscal 2024 are expected to be between $8,000 to $10,000. Fiscal 2024 capital expenditures are expected to be primarily for machinery and equipment, as well as for buildings and leasehold improvements to fund our growth and productivity improvement initiatives and includes expenditures related to the expansion of production capabilities at our Batavia facility, which is being funded by one of our defense customers. The majority of our planned capital expenditures are discretionary. We estimate that our maintenance capital spend is approximately $2,000 per year.

Cash and cash equivalents were $15,163 at December 31, 2023 compared with $18,257 at March 31, 2023, as cash provided by operating activities was used to fund capital expenditures, net repayment of debt of $9,522, and the cash consideration used in the acquisition of P3 of $6,812. At December 31, 2023, approximately $7,247 of our cash and cash equivalents was used to secure our letters of credit and $1,724 of our cash was held by our China and India subsidiaries.

On October 13, 2023, we terminated our revolving credit facility and repaid our term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $35,000 line of credit and automatically increases to $50,000 upon the Company satisfying specified covenants (the "New Revolving Credit Facility"). As of December 31, 2023, there was $3,000 borrowed and $666 letters of credit outstanding on the New Revolving Credit Facility and the amount available to borrow was $31,333, subject to interest and leverage covenants.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of December 31, 2023, we were in compliance with the financial covenants of the New Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the New Revolving Credit Facility was 0.6x.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by Wells Fargo as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon our then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of December 31, 2023, the SOFR rate was 5.34%.

In connection with the termination of the old revolving credit facility and term loan with Bank of America, the Company paid $752 in exit costs and recognized an extinguishment charge of $726.

See Note 13 to the Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q for additional information.

We did not have any off-balance sheet arrangements as of December 31, 2023 and 2022, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations combined with the liquidity provided by our New Revolving Credit Facility will be adequate to meet our cash needs and fund our long-term strategic growth objectives.

Orders and Backlog

In addition to the non-GAAP measures discussed above, management uses the following key performance metrics to analyze and measure the Company's financial performance and results of operations; orders, backlog, and book-to-bill ratio. Management uses orders and backlog as measures of current and future business and financial performance and these may not be comparable with measures provided by other companies. Orders represent written communications received from customers requesting us to provide products and/or services. Backlog is defined as the total dollar value of net orders received for which revenue has not yet been recognized. Management believes tracking orders and backlog are useful as it often times is a leading indicator of future performance. In accordance with industry practice, contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

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

The following tables provide our orders by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented:

Orders booked the three-month period ended December 31, 2023 were $123,267, an increase of $103,223 over the comparable period of fiscal 2023. Orders booked for the nine-month period ended December 31,2023 were $227,665, an increase of $75,802 over the comparable period of fiscal 2023. These increases were primarily related to large defense orders received in the third quarter of fiscal 2024. For the nine-month period ended December 31, 2023, our book-to-bill ratio was 1.7x. Orders during the first nine months of 2024 included the following:

•
Approximately $103,233 in defense orders which were primarily related to follow-on orders for critical U.S. Navy programs related to the Columbia Class submarine and Ford Class carrier programs. These defense orders are expected to be recognized in revenue beginning in the fourth quarter of fiscal 2025 through early fiscal 2030.
•
$22,000 of the defense orders related to a strategic investment and follow-on orders from a major defense customer. These orders include $13,500 to expand and enhance our Batavia, N.Y. production capabilities, primarily for machinery and equipment, in order to support the U.S. Navy's shipbuilding schedule.
•
$9,100 for a vacuum distillation system for a refinery in India.
•
Approximately $27,000 of aftermarket orders to the refining and chemical/petrochemical markets.
•
$1,094 increase in space industry orders which is primarily due to continued growth in this business, as well as the acquisition of P3 partially offset by a decline due to the Virgin Orbit bankruptcy.

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

Orders to the U.S. represented 95% of total orders for the third quarter of fiscal 2024 compared to 40% in the third quarter of the prior year. Orders to the U.S. represented 88% of total orders for the first nine months of fiscal 2024 compared to 81% in the comparable prior year period. These orders were primarily to the defense market which are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented:

	December 31,		December 31,		Change
Market	2023	%	2022	%	$	%
Refining	$27,428	7%	$26,255	9%	$1,173	4%
Chemical/Petrochemical	14,815	5%	10,996	5%	3,819	35%
Space	11,059	3%	12,492	4%	(1,433)	-11%
Defense	334,455	84%	234,485	80%	99,970	43%
Other	11,487	3%	9,443	3%	2,044	22%
Total backlog	$399,244	100%	$293,671	100%	$105,573	36%

Backlog was $399,244 at December 31, 2023, an increase of 36% compared with $293,671 at December 31, 2022. We expect to recognize revenue on approximately 40% of the backlog within one year, 25 to 30% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (generally up to six years). During the third quarter of fiscal 2024, backlog acquired from P3 Technologies was $6,225. During the second quarter of fiscal 2024, we shipped the last of the first article units related to the Columbia Class submarine and Ford Class carrier programs. While we expect to continue to have first article programs in our backlog as we win new programs and applications, the amount as a percentage of total backlog should be reduced moving forward.

Outlook

We are providing the following fiscal 2024 outlook reflecting our current expectations:

Net Sales	$175 million to $185 million
Gross Profit	~20% of sales
SG&A Expenses(1)	~16-17% of sales
Tax Rate	22% to 23%
Adjusted EBITDA(2)	$15 million to $16 million

(1) Includes approximately $4.5 million to $5 million of BN Performance Bonus, P3 acquisition and integration, and ERP conversion costs included in SG&A expense.

(2) Excludes approximately $4.5 million to $5 million of BN Performance Bonus, P3 acquisition and integration, and ERP conversion costs included in SG&A expense and approximately $0.7 million of debt extinguishment charges.

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

We have made significant progress with the advancements in our business, which we believe puts us on schedule in achieving our fiscal 2027 goals of 8% to 10% average annualized organic revenue growth and Adjusted EBITDA margins in the low to mid-teens.

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding GIPL. The investigation identified both evidence supporting the complaint and other misconduct by employees. The other misconduct totaled $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and we have implemented remedial actions, including strengthening our compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. We have voluntarily reported the findings of our investigation to the appropriate authorities in India and the U.S. Department of Justice and the Securities and Exchange Commission. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to our overall consolidated results of operations, financial position, or cash flows. For the first nine months of fiscal 2024 we incurred approximately $750 in costs related to this investigation.

As of December 31, 2023, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q for additional information.

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

Foreign Currency

International consolidated sales for the first nine months of fiscal 2024 were 17% of total sales compared with 20% for the same period of fiscal 2023. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first nine months of fiscal 2024 and fiscal 2023, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first nine months of fiscal 2024, foreign currency exchange rate fluctuations reduced our cash balances by $39 primarily due to the strengthening of the U.S. dollar.

We have limited exposure to foreign currency purchases. In the first nine months of fiscal 2024, our purchases in foreign currencies represented approximately 4% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of December 31, 2023 and March 31, 2023, we held no forward foreign currency contracts.

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

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, we borrow funds under our revolving credit facility that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of December 31, 2023, we had $3,000 of variable rate debt outstanding on our revolving credit facility and no interest rate derivatives outstanding. See ''Debt'' in Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the BSBY rate on the $3,000 of variable rate debt outstanding at December 31, 2023 would have an impact of approximately $30 on our interest expense for fiscal 2024.

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

Changes in internal control over financial reporting

Other than the events discussed under the section entitled P3 Technologies Acquisition below, there has been no change to our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting.

P3 Technologies Acquisition

On November 9, 2023, we acquired P3 Technologies, LLC, a privately-owned custom turbomachinery engineering, product development and manufacturing business located in Jupiter, Florida. For additional information regarding the acquisition, refer to Note 2 to the Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 in this Quarterly Report on Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include P3 Technologies, LLC. We plan to include P3 Technologies, LLC in our annual assessment for the fiscal year ending March 31, 2025.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

If we fail to successfully integrate the operations of P3 Technologies, LLC, our financial condition and results of operations could be adversely affected.

On November 9, 2023, we acquired P3 Technologies, LLC, a privately-owned custom turbomachinery engineering, product development, and manufacturing business that serves the space, new energy and medical industries. We cannot provide any assurances that we will be able to integrate the operations of P3 Technologies, LLC without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of management's attention, failure to integrate our information and accounting systems or establish and maintain proper internal control over financial reporting, any of which would harm our business and results of operations.

Furthermore, we may not realize the revenue and net income that we expect to achieve or that would justify our investment in P3 Technologies, LLC, and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of P3 Technologies, LLC and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business and results of operations could be harmed.

Our acquisition of P3 Technologies, LLC might subject us to unknown and unforeseen liabilities.

P3 Technologies, LLC may have unknown liabilities, including, but not limited to, product liability, workers' compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of P3 Technologies, LLC for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of P3 Technologies, LLC. Such liabilities and related legal or other costs could harm our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Policy

We do not currently pay a cash dividend on our common stock. Any future determination by our board of directors regarding dividends will depend on a variety of factors, including our compliance with the terms of our revolving credit facility, organic growth and acquisition opportunities, future financial performance, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. There can be no guarantee that we will pay dividends in the future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

*	10.1

Credit Agreement, dated as of October 13, 2023, by and among Graham Corporation, as borrower, and Wells Fargo Bank, National Association, as lender, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13, 2023.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

++	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

+ ++ *

Exhibit filed with this report

Exhibit furnished with this report

Certain schedules of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission or its staff a copy of the omitted schedules upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ Christopher J. Thome
Christopher J. Thome
Vice President-Finance and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: February 5, 2024