Form 10-K
period 2024-03-31
GRAHAM CORP
filed 2024-06-07
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2023, was approximately $168.0 million.

As of June 5, 2024, the number of shares of the Registrant’s Common Stock outstanding was 10,870,564 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2024 Annual Meeting of Stockholders to be held on August 20, 2024, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2024

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the "Form 10-K") and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-K. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "might," "intend," "expect," "plan," "goal," "predict," "project," "outlook," "encourage," "potential," "should," "will," “strive,” “future,” and similar words and expressions.

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

PART I

(Dollar amounts in thousands except per share data)

Item 1. Business

Graham Corporation ("we," "us," "our" or the "Company") is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. We design and manufacture custom-engineered vacuum, heat transfer, cryogenic pump and turbomachinery technologies. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry our equipment is used in propulsion, power and energy management systems, and for life support systems. We supply equipment for vacuum, heat transfer and fluid transfer applications used in energy and new energy markets including oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ethylene, methanol and downstream chemical facilities.

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured for the defense, energy and petrochemical markets. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the space, aerospace, cryogenic, defense and energy markets. In November 2023, we acquired P3 Technologies, LLC ("P3"), located in Jupiter, Florida (See "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our stock is traded on the NYSE under the ticker symbol "GHM".

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2024, as fiscal 2024. Likewise, we refer to our fiscal years that will end or have ended March 31, 2025, March 31, 2023 and March 31, 2022 as fiscal 2025, fiscal 2023 and fiscal 2022, respectively.

Acquisition - On November 9, 2023, we completed our acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, Florida that serves the space, new energy, defense and medical industries. We believe this acquisition advances our growth strategy, further diversifies our market and product offerings, and broadens our turbomachinery solutions. P3 will be managed through BN, is highly complementary to BN's technology, and enhances its turbomachinery solutions.

Our Products, Customers and Markets

We manufacture high quality, highly reliable custom-engineered products for critical applications:

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
•
Space

Rocket propulsion systems - turbopumps, fuel pumps, nuclear fluid pump

Cooling systems - pumps, compressors, fans, blowers

Life support systems - fans, pumps, blowers

Our products are used in a wide range of applications, including:

•
Defense

Aircraft carrier program (CVN)

Virginia fast-attack submarine program (SSN)

Columbia and Ohio ballistic submarine program (SSBN)

U.S. Navy torpedoes (all size classes)

Refueling, overhaul replacement, and fleet sustainment equipment
•
Energy

Conventional oil refining

Oil sands extraction and upgrading

Ethanol plants

Cogeneration power plants

Geothermal and biomass power plants with lithium extraction

Concentrated solar power

Molten salt reactor development

Small modular nuclear reactor development

Hydrogen fuel cell power

Zero-emission aviation
•
Chemical and Petrochemical Processing

Ethylene, methanol and nitrogen producing plants

Urea and fertilizer plants

Plastics, resins and fibers plants

Downstream petrochemical plants

Coal-to-chemicals plants

Gas-to-liquids plants

•
Space

NASA xEMU next-generation space suit and commercial derivatives

In-space nuclear thermal propulsion turbomachinery

Propellant recirculation pumps

Space exploration blowers

Satellite active cooling pumps

Various commercial space propulsion, fluid and heat transfer applications
•
Cryogenic Fluid Processes

Superconducting cable and magnet cooling

Particle physics and neutrino research

Helium recovery

Space simulation chambers

Hydrogen production, transportation, distribution, fueling

Our principal customers include tier one and tier two suppliers to the defense and aerospace industry, refineries, petrochemical plants, large engineering companies that build installations for companies in the energy and process industries (or Engineering Procurement Contractors, and original equipment manufacturers ("OEM"). A representative list of our customers include: Aerojet Rocketdyne, Air Liquide, Applied Research Laboratory at Pennsylvania State University, Aramco, Bechtel Plant Machinery Inc., Blue Origin, Boeing, CERN, China State-owned Refiners, Cummins, DuPont, Dow Chemical, General Atomics, General Dynamics, ExxonMobil, Fluor Corporation, Jacobs Engineering Group Inc., Kairos Power, Koch Fertilizer ENID LLC, Lockheed Martin, MHI Compressor International Corporation, NASA, Newport News Shipbuilding, Northrop Grumman, Oak Ridge National Laboratory, Raytheon Technologies, Rolls-Royce North America, SAIC, Sierra Space, U.S. Navy, United Launch Alliance, and Varian.

Our products are sold by a team of sales engineers whom we employ directly. Two customers each accounted for more than 10% of our revenue in the fiscal 2024. As a result of our diversification efforts to more extensively support the U.S. Navy and the acquisition of BN, we have increased our concentration in domestic and defense sales. Domestic sales accounted for approximately 84% of total sales in fiscal 2024, while sales to the defense industry were 54%.

Our backlog at March 31, 2024 was $390,868 compared with $301,734 at March 31, 2023. For more information on this performance indicator see "Orders, Backlog and Book-to-Bill Ratio" below.

Our Strengths

Our core strengths include:

•
We have a value-enhancing engineering sales and product development platform. We believe our customer-facing platform of technical sales, project estimating and application engineering are competitive advantages. We have tools and capabilities that we believe allow us to move quickly and comprehensively to meet the unique needs of our customers. We believe that our early and deep involvement in our customers' projects adds significant value and is an important competitive differentiator in the industries we serve. We believe customers need our engineering and fabrication expertise early in a project life cycle to understand how best to utilize our equipment in the optimization of their systems.
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
•
We maintain a responsive, flexible production environment. Our operations teams are experienced at handling low volume, high mix orders of highly customized solutions. While certain equipment in a product group may look similar, there are often subtle technical differences which are required to deliver the desired specification. Also, during production it is not uncommon for customer-driven engineering changes to occur that alter the configuration of what had been initially released into production. The markets we serve demand this flexible operating model.
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
•
We have a highly trained workforce. We maintain a long-tenured, highly skilled and flexible workforce. We support the development of our employees through programs such as our internal weld school, our partnerships with community colleges, our apprenticeship programs, and other external training programs. We continually strive to enhance our corporate culture, develop our employees and improve employee engagement.
•
We have the capability to manufacture to tight tolerances. Our manufacturing abilities include the capability to fabricate to tight tolerances. Additionally, we possess highly specialized manufacturing and electrochemical milling expertise on turbomachinery equipment. We believe this, combined with our strong quality control with objective quality evidence, provides us a unique competitive advantage.

Our Strategy

Our strategy is to build a diversified business that provides mission critical, high compliance products requiring exceptional engineering know-how and a highly-skilled and engaged workforce. We expect to accomplish this by pursuing niche applications in markets with enduring tailwinds that reward differentiated engineered product and full lifecycle scope of work with higher margins. Over the last few years, we have transitioned from a highly cyclical energy business to a diversified company serving multiple markets including the defense, space and alternative energy industries. Our long-term goal is to drive 8% to 10% average annualized organic revenue growth and low to mid-teen adjusted EBITDA margins by the fiscal year ended March 31, 2027. We expect to accomplish our goals through the development of our full lifecycle product model serving multiple markets while leveraging business unit synergies to optimize profitability and stability. Additionally, we believe we must develop a highly engaged team that will drive continual improvement for the long term. Executed effectively, we expect our strategy to create more enduring, recurring opportunities and profitable growth.

Fiscal 2023 and 2024 were characterized by continual improvement and increasing profitability and formed the initial steps along our path to achieve our fiscal 2027 goals. We remain focused on our strategy which will continue to advance in fiscal 2025 in step with our progress. Our priorities are our targeted markets, operational excellence, and serving our stakeholders. As we generate cash, we also will instill strong capital discipline with smart capital deployment in our strategic thinking. We plan to:

•
Pursue clearly defined markets with significant barriers to entry
•
Optimize processes and tools to deliver superior performance
•
Engage all stakeholders to multiply our efforts
•
Prioritize capital investments that fuel growth and maximize shareholder value

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

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Navy Nuclear Propulsion Program / Defense	DC Fabricators; Joseph Oat; PCC; Triumph Aerospace; Xylem

Refining vacuum distillation	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; GEA Wiegand GmbH

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; Schutte Koerting

Turbomachinery OEM – defense and aerospace/space	Ametek, Inc.; Concepts NREC; Curtiss Wright; Florida Turbine Technologies; Honeywell; Kratos Defense & Security Solns

Turbomachinery OEM – refining, petrochemical	Donghwa Entec Co., Ltd..; KEMCO; Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; Thermal Engineering International (USA), Inc.

international

Market	Principal Competitors

Refining vacuum distillation	Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Westlake Vacuum

Chemicals/petrochemicals	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte Koerting

Turbomachinery OEM – refining, petrochemical	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

Intellectual Property

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret laws, and contractual confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham and Barber-Nichols names in the marketplace. Additionally, with the acquisition of P3, we added scalable and adaptable patent-protected intellectual property that we intend to leverage across our customer base. This includes P3's patented multi-channel diffuser ("MCD") and self-contained actuating magnetic pump ("SCAMP"). P3's MCD technology improves the efficiency of pumps and compressors by increasing pressure recovery and measurably increasing operating range. The MCD can be used in new designs or retrofit applications and can work with any pump or compressor that utilizes a centrifugal impeller. SCAMP is a family of positive displacement pumps for low flow, high pressure cryogenic applications compatible with oxygen, hydrogen, methane and nitrogen.

Availability of Raw Materials

As discussed more fully in Item 1A “Risk Factors” of this report, inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, labor shortages, and strong consumer demand. Additionally, international conflicts and other geopolitical events, including the ongoing war between Russia and the Ukraine and the Israel-Hamas war, have further contributed to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, and disruptions in supply chains. The inflationary environment has increased the cost of our raw materials and labor, which impacted our financial results, especially given that a large percentage of our contracts are fixed-price in nature. To help mitigate this risk, we place orders for raw materials when the purchase orders are received from the customer to lock-in raw material pricing.

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

Government and Environmental Regulation

We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the U.S. and in each of the countries where we conduct business. We are committed to conducting our business in accordance with all applicable laws, rules and regulations. These laws, rules and regulations cover several diverse areas including government contracting rules, environmental matters, employee health and safety, data and privacy protection, foreign anti-corruption practices, anti-bribery, and anti-trust provisions.

We believe that a focus on environmental stewardship is important to the work we do every day to serve our customers, create value for our stockholders, and benefit our global community. We have taken steps to improve energy efficiencies and air quality and manage water consumption and waste. These efforts are focused on reducing our impact on the environment. We have enhanced our Environmental, Social and Governance ("ESG") strategy to align with the broader transformation of our business. Our executive management team recognizes the importance of embedding environmental and social priorities within our business operations and approved an enhanced and modernized ESG strategy intended to drive additional progress on initiatives that promote sustainability and increase transparency. We have also established an ESG working group, which is responsible for leading our ESG strategy and monitoring our corporate social responsibility and environmental sustainability initiatives. We do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Due to risks in these areas, we cannot provide assurance that we will not incur material costs or liabilities in the future, which could adversely affect us.

Seasonality

No material part of our business is seasonal in nature. However, our energy business is highly cyclical as it depends on the willingness of our customers to invest in major capital projects. To help mitigate this risk, we have taken steps to diversify our business into the defense industry including the acquisition of BN and P3. For fiscal 2024, sales to the defense industry accounted for approximately 54% of our total sales compared with approximately 25% prior to the acquisition of BN. Conversely, sales to the refining industry, which are more cyclical in nature, represented approximately 16% of revenue in fiscal 2024 compared with approximately 40% prior to the acquisition.

Research and Development Activities

During fiscal 2024, fiscal 2023 and fiscal 2022, we spent $3,944, $4,144 and $3,845, respectively, on research and development ("R&D") activities. The majority of our R&D is funded by our customers and is specific to help solve our customers’ problems in order to improve efficiencies, address challenging environments, or redesign for form and function. Additionally, we may be engineering new products and services for our customers and investing to improve existing products and services.

Human Capital Resources

As of March 31, 2024, we had 595 employees of which 17 are located outside of the U.S. We believe that our relationship with our employees is good.

At Graham, we believe our most important asset is our people. We are committed to fostering and embracing a Graham community in which employees share a mutual understanding and respect for each other. We are committed to creating a work environment which embraces inclusion regardless of race, color, religion, gender, sexual orientation, gender identity, national origin, age, genetic information, marital status, pregnancy, childbirth, disability, veteran status, medical conditions, or any protected status.

•
Diversity: Our Management recognizes that a diverse workforce and a culture of equity and inclusion helps us compete more effectively for talent, sustain success as a business, and build an engaged employee base. We encourage every one of our team members to form deeper relationships with those around them based on mutual respect, dignity, and understanding.
•
Engagement: to encourage productive conversations within our organization, we have implemented employee surveys and active engagement committees.
•
Development: We believe that employee development is vital to our continued success, and we support the development of our employees through programs such as our internal weld school training, our partnerships for external weld training, our tuition assistance program, our apprenticeship program, internships and co-op programs, our external partnership with community colleges, six sigma training classes, and our management and leadership development training.
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

During fiscal 2024, sales to the defense industry continued to grow and represented 54% of our business compared with 42% and 51% of sales to the defense industry in fiscal 2023 and 2022, respectively. While these projects are spread across multiple contractors and programs for the U.S. Navy, the end customer for these projects is the same. This concentration of business could add additional risk to us should there be a disruption, short or long term, in the funding for these projects or our participation in these defense programs.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

While we may have only two customers that each represent over 10% of revenue in any one year, a small number of customers have accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 57%, 46% and 42% of consolidated net sales in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

The size of our contracts with the U.S. Navy may produce volatility in short term financial results.

We believe our strategy to increase the penetration of U.S. Navy related opportunities, which are often much larger contracts than our commercial contracts, can, on occasion, be delayed before or during the revenue recognition cycle. If we are unable to reallocate resources to other projects, we may see an increase in volatility in our near-term financial results that may impact our ability to effectively provide accurate investor guidance.

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

One of our growth strategies is to increase our penetration of U.S. Navy-related opportunities. Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders. The time between the awarding of an order and the completion of shipment can take three to seven years. Annual government funding is required to continue the production of this equipment. Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders. Since this business is expected to remain significant as a percentage of our overall business, such a disruption, should it occur, could adversely impact the sales and profitability of our business.

In addition, the U.S. has previously experienced lapses in federal appropriations, which had, in the past, a short-term effect on our business. Any such future lapse (each, a "Government Shutdown") could negatively affect our ability to ship finished products to customers. We rely on federal government personnel, who are not able to perform their duties during a Government Shutdown, to conduct routine business processes related to the inspection and delivery of our products, process export licenses for us, and perform other services for us that, when disrupted, may prevent us from timely shipping products outside the U.S. If we are unable to timely ship our products outside the U.S., there could be a material adverse impact on our results of operations and business. Moreover, our inability to ship products, or the perception by customers that we might not be able to timely ship our products in the future, may cause such customers to look to foreign competitors to fulfill their demand. If our customers look to foreign competitors to source equipment of the type we manufacture, there could be a material and adverse impact on our results of operations and business.

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

In addition, our increased market share has caused an adverse share position for some of our competitors for these products. Competitor response to our market penetration is possible. Our customers may also raise concerns about their supplier concentration issues and the risk exposure related to this concentration. As the U.S. Navy is looking to expand its fleet, there is also a risk that their facilities, their supply chain, or our supply chain may not be able to support this expansion. This could adversely impact our ability to grow this portion of our business. Further, the bidding process related to these U.S. Navy projects requires us to devote a certain amount of time and resources to prepare bids and proposals and there is no assurance that we will recoup those investments.

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

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed-price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, estimating errors, cost overruns, supplier failures and customer disputes. For example, in fiscal 2022, we experienced material cost overruns related to defense contracts at our Batavia, NY facility. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate, or the contracts do not permit us to pass increased costs on to our customers, our profitability may decrease or losses may be incurred which, in turn, could have a material adverse effect on our business and results of operations. For our U.S. Navy projects, these fixed-priced contracts have order to shipment periods which can exceed five years. This additional time-based risk, which we believe is manageable, increases the likelihood of cost fluctuation, which could have a material adverse effect on our business and results of operation.

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

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example, unilateral inspection rights and the requirement that we complete additional work to remedy any deemed deficiency; specialized accounting systems unique to government contracts; mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent; mandatory internal control systems and policies; and mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs, and environmental compliance requirements. If we fail to maintain compliance with these requirements, we may be subject to potential contract liability and to termination of our government contracts.

Furthermore, any agreements and subcontracts with third parties, including suppliers, consultants, and other third-party contractors that we enter into in order to satisfy our contractual obligations pursuant to our agreements with the U.S. government must also be compliant with the terms of our government contract. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our government contract may result in violations of our contract.

Government contracts are subject to extensive regulation and failure to comply with such regulations may have a material adverse impact on our financial condition and operating results.

U.S. government contracts are subject to extensive regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of Defense security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of, and our compliance with, our internal controls and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Our failure to comply with regulations applicable to government contracts could have a material adverse impact on our financial condition and operating results.

The markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the prices of crude oil and natural gas. As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

A portion of our revenue is derived from the sale of our products to companies in the chemical, petrochemical, and petroleum refining industries, or to firms that design and construct facilities for these industries. These industries are highly cyclical, and are subject to the prices of crude oil and natural gas. The prices of crude oil and natural gas have historically had periods when they have been very volatile, as evidenced by the extreme volatility in oil prices over the past few years, in part due to the COVID-19 pandemic, the Ukraine-Russia war, the Israel-Hamas war, political uncertainty and agendas, and macroeconomic impacts. During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations. Further, our commercial customers in these markets confront competing budget priorities and may have more limited resources for the types of products and services we provide. As a result, there may be fewer projects available for us to compete for and the pricing environment is anticipated to remain challenging. A sustained deterioration in any of the chemical, petrochemical, and petroleum refining industries we serve, would materially and adversely affect our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

The relative costs of oil, natural gas, nuclear power, hydropower and numerous forms of alternative energy production, and transitions in consumer demand toward different types of energy, may have a material and adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal and biomass, among others. A cost or supply shift among these sources could negatively impact our business opportunities. A demand shift, where technological advances or consumer preferences favor the utilization of one or a few sources of energy may also impact the demand for our products. Changes in consumer demand, including some driven by governmental and political preferences, toward electric, compressed natural gas, and hydrogen vehicles may impact our business. We have products which can support certain technologies, while other technologies will not require our equipment. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate, which may affect our business and financial results in a materially adverse way. In addition, governmental policy can affect the relative importance of various forms of energy sources. For example, non-fossil based sources may receive government tax incentives to foster investment. If these incentives become more prominent, our refinery and petrochemical businesses could be negatively impacted.

Climate change and greenhouse gas regulations may affect our customers’ investment decisions.

Our traditional energy markets are undergoing significant transition due to concern over the risk of climate change. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. A number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These restrictions may affect our customers' ability and willingness to invest in new facilities or to re-invest in current operations. These requirements could impact the cost of our customers’ products, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward lower-carbon sources. Any of the foregoing could adversely impact the demand for our products, which in turn could have an adverse effect on our business and results of operations.

Our reputation, ability to do business, and financial results may be materially and adversely impacted by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners (or of businesses we acquire or partner with) that would violate U.S. laws or the laws of the applicable jurisdiction where we do business, including, among others, laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, if any, could lead to substantial civil and criminal, monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees. In addition, we rely on our suppliers to adhere to our supplier standards of conduct and violations of such standards of conduct could occur that could have a material and adverse effect on our financial statements. See Note 17 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

Many of our large international customers are nationalized or state-owned businesses. Any failure to comply with the FCPA could adversely impact our competitive position and subject us to penalties and other adverse consequences, which could harm our business and results of operations.

We are subject to the FCPA, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Many foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in certain of the jurisdictions in which we may operate or sell our products. We strictly prohibit our employees and agents from engaging in such conduct and have established procedures, controls and training to prevent such conduct from occurring. However, we operate in many parts of the world that are recognized as having governmental corruption problems to some degree and where strict compliance with anti-corruption laws may conflict with local customs and practices, and it is possible that our employees or agents will engage in such conduct and that we might be held responsible. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and requires significant time and attention from senior management. If our employees or other agents are alleged or are found to have engaged in such practices, we could incur significant costs and penalties or other consequences that may have a material adverse effect on our business, financial condition and results of operations. See Note 17 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

Our business is highly competitive. If we are unable to successfully implement our business strategy and compete against entities with greater resources than us or against competitors who have a relative cost advantage, we risk losing market share to current and future competitors.

We encounter competition in all of our markets. Some of our present and potential competitors may have greater financial, marketing, technical or manufacturing resources. Our competitors may also be able to respond more quickly to new technologies or processes and changes in customer demands and they may be able to devote greater resources towards the development, promotion and sale of their products. Certain competitors may also have a cost advantage compared to us due to their geography or changes in relative currency values and may compete against us based on price. This may affect our ability to secure new business and maintain our level of profitability. As our markets continue to grow, and new market opportunities expand, we could see a shift in pricing as a result of facing competitors with lower production costs, which may have a material adverse impact on our results of operations and financial results. In addition, our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our customers. Moreover, customer buying patterns can change if customers become more price sensitive and accepting of lower cost suppliers. If we cannot compete successfully against current or future competitors, our business will be materially adversely affected.

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

The success of our acquisition strategy will depend, in part, on our ability to identify suitable companies or businesses to purchase and then successfully negotiate and close acquisition transactions. In addition, our success depends in part on our ability to integrate acquisitions and realize the anticipated benefits from combining the acquisition with our historical business, operations and management. We cannot provide any assurances that we will be able to complete any acquisitions and then successfully integrate the business and operations of those acquisitions without encountering difficulties, including unanticipated costs, issues or liabilities, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of our management’s attention, failure to integrate information and accounting systems, or establish and maintain proper internal control over financial reporting. Moreover, as part of the integration process, we must incorporate an acquisition’s existing business culture and compensation structure with our existing business. We also need to utilize key personnel who may be distracted from the core business. If we are not able to efficiently integrate an acquisition’s business and operations into our organization in a timely and efficient manner, or at all, the anticipated benefits of the acquisition may not be realized, or it may take longer to realize these benefits than we expect, either of which could have a material adverse effect on our business or results of operations.

If we fail to successfully integrate the operations of P3, our financial condition and results of operations could be adversely affected.

On November 9, 2023, we acquired P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business that serves the space, new energy and medical industries. We cannot provide any assurances that we will be able to integrate the operations of P3 without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of management's attention, failure to integrate our information and accounting systems, or establish and maintain proper internal control over financial reporting, any of which would harm our business and results of operations.

Furthermore, we may not realize the revenue and net income that we expect to achieve or that would justify our investment in P3 and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of P3 and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business and results of operations could be harmed.

Our acquisition of P3 might subject us to unknown and unforeseen liabilities.

P3 may have unknown liabilities, including but not limited to, product liability, workers' compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of P3 for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of P3 in excess of these indemnification obligations. Such liabilities and related legal or other costs could harm our business or results of operations.

We have foreign operations and a percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2024, 16% of our revenue was from customers located outside of the U.S. Moreover, through our subsidiaries, we maintain a sales and engineering support office in China and a sales and engineering support office in India. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•
nationalization of private enterprises and assets;
•
trade policies incentivizing domestic trade over international trade;
•
political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East and/or portions of the former Soviet Union;
•
the global economic impact as a result of global health concerns;
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
•
our failure to comply with U.S. laws regarding doing business in foreign jurisdictions, such as FCPA; or
•
other factors inherent in maintaining foreign operations.

We are subject to foreign currency fluctuations which may adversely affect our operating results.

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based in U.S. dollars - primarily the Chinese RMB and India INR. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Strength of the U.S. dollar compared with the Euro, India, or Asian currencies may put us in a less competitive position. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings could be adversely impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2024, we held no forward foreign currency exchange contracts.

Our future success may be affected by our current and future indebtedness.

As of March 31, 2024, we had $0 outstanding under our revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). We may borrow additional funds in the future to support our growth and working capital needs. Pursuant to our revolving credit facility with Wells Fargo, we are required to provide financial information and reports while complying with other financial covenants. In the future, should we be out of compliance with our revolving credit facility, there can be no assurance that we would be able to obtain waivers or renegotiate our credit facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under our debt facilities or renegotiate such facilities, we could be in default of such agreements, and in the event of such default our lender could demand immediate repayment of amounts outstanding. There can be no assurance that we would have sufficient cash, or be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities in the event of such demand. As a result, the failure to obtain covenant waivers or renegotiate our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

The impact of potential changes in customs and trade policies and tariffs imposed by the U.S. and those imposed in response by other countries, including China, as well as rapidly changing trade relations, could materially and adversely affect our business and results of operations.

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the U.S. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S. In the past, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union and Mexico. In response, China, Canada and the European Union have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly electronic components, high-end steel and steel related products, may add significant costs to us and make our products more expensive. Potential future changes in trade policies could result in customers changing their behavior in project procurement, due to uncertainty related to timely execution and/or import and export restrictions. As a result, our products could become less attractive to customers outside the U.S. due to U.S. import tariffs on our raw materials and our profit margins would be negatively impacted. Accordingly, continued tariffs may weaken relationships with certain trading partners and may adversely affect our financial performance and results of operations. When beneficial to us, we may consider alternate sourcing options, including offshore subcontracting, in order to minimize the impact of the tariffs. Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

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

Our subsidiary in China is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The legal system in China is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China's judiciary system creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. For the preceding reasons, it may be difficult for us to obtain timely or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations.

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

During weaker market periods, we may choose to be more aggressive in pricing certain competitive projects to protect or gain market share or to maintain or increase the utilization of our facilities. In these situations, it is possible that an incrementally profitable order, while increasing contribution, may be unprofitable from an accounting perspective when including fixed manufacturing costs. In these situations, we are required to recognize the financial loss at the time of order acceptance, or as soon as our cost estimates are updated, whichever occurs first. It is possible we may accumulate losses either on a large project or more than one project such that, in a short time period, for example a reporting quarter, these losses may have a meaningful impact on the earnings for that period.

Our operating results could be adversely affected by customer contract cancellations and delays.

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. We had one material project cancelled in both fiscal 2024 and fiscal 2023, and no material projects cancelled in fiscal 2022. We had no projects on hold at March 31, 2024.

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

The value of our backlog as of March 31, 2024 was $390,868. Our backlog can be significantly affected by the timing of large orders. The amount of our backlog at March 31, 2024 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. This generally occurs more often in times of end market or capital market turmoil. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

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

Our customers’ ability and willingness to make progress payments may be impacted by any extended downturn in their markets which could adversely impact their financial stability and increase the risk to us of uncollectible accounts receivables.

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

Our customers, even those we have had a long-standing business relationship with, may at any time experience economic hardship which could cause those customers to be unwilling or unable to pay their invoices in a timely manner or at all. In addition, a number of our customers may have limited resources and may not have a history of creditworthiness that we can audit to determine reliability for payment of accounts receivable. For example, many of our customers and the key players within the space and new energy industries, which are unproven markets, have not yet achieved profitability, have incurred significant losses since inception, and may be unable to achieve profitability when expected, if at all. As such, our ability to predict and plan for future revenue and operations within the space and new energy industries is subject to risk. Due to the variable nature of sales and orders within the space and new energy industries, our future revenue and growth in these industries is uncertain and may materially and adversely impact our results of operations.

To the extent a company is unable or unwilling to fulfill their obligations to us, it could result in a material and adverse impact to our results of operations. Even if they are financially solvent and stable and we are successful in securing a commercial relationship with them, their business plans for future programs may be inherently uncertain and unpredictable, and less structured than other companies. If any of our customers suffers significant financial difficulties, insolvency or bankruptcy, they may be unable to pay us in a timely manner or at all. It is also possible that our customers may contest their obligations to pay us, including under bankruptcy laws or otherwise. Even if our customers do not contest their obligations to pay us, if our customers are unable to pay us in a timely manner, it could materially and adversely impact our ability to collect accounts receivable. Moreover, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation in an attempt to secure outstanding payments or partial payment. Accordingly, if we are unable to collect upon our accounts receivable as they come due in an efficient and timely manner, our business, financial condition or results of operations may be materially and adversely affected.

Given our size and the specialization of our business, if we lose any member of our management, technical or sales team and we experience difficulty in finding a qualified replacement, our business could be harmed.

Competition for qualified management, including our executive management, and key technical and sales personnel in our industry is intense. Moreover, our technology is highly specialized, and it may be difficult to replace the loss of any of our key technical and sales personnel. Many of the companies with which we compete for management and key technical and sales personnel have greater financial and other resources than we do or are located in geographic areas which may be considered by some to be more desirable places to live. If we are not able to retain any of our key management, including our executive management, technical or sales personnel, due to competition, retirement or any other reason for leaving, it could have a material adverse effect on our business and results of operations.

If we become subject to product liability, warranty or other claims, our results of operations and financial condition could be adversely affected.

The manufacture and sale of our products exposes us to potential product liability claims, including those that may arise from failure to meet product specifications, misuse or malfunction of our products, design flaws in our products, or use of our products with systems not manufactured or sold by us. For example, our equipment is installed in facilities that operate dangerous processes and the misapplication, improper installation or failure of our equipment may result in exposure to potentially hazardous substances, personal injury, or property damage. In addition, BN produces certain products in large quantities which could also expose us to potential product warranty and liability claims.

Provisions contained in our contracts with customers that attempt to limit our damages may not be enforceable or may fail to protect us from liability for damages and we may not negotiate such contractual limitations of liability in certain circumstances. Our liability insurance may not cover all liabilities and our historical experience may not reflect liabilities we may face in the future. Our risk of liability may increase as we manufacture more complex or larger projects. We also may not be able to continue to maintain such liability insurance at a reasonable cost or on reasonable terms, or at all. Any material liability not covered by provisions in our contracts or by insurance could have a material adverse effect on our business and financial condition.

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

We utilize information systems and computer technology throughout our business. We store sensitive data, classified data, proprietary information and perform engineering designs and calculations on these systems. Threats to these systems, and the laws and regulations governing security of data, including personal data, on information systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect information systems and data and complying with new cybersecurity regulations. Information systems are subject to numerous and evolving cybersecurity threats and sophisticated computer crimes, which pose a risk to the stability and security of our information systems, computer technology, and business. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information systems and computer technology to sophisticated and targeted measures known as advanced persistent threats and ransomware. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. The potential consequences of a material cybersecurity incident and its effects include financial loss, reputational damage, the inability to conduct business, litigation with third parties, theft of intellectual property, fines levied by the Federal Trade Commission or other government agencies, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions, ransom payments, and other business risks which could damage our reputation, competitive position and financial results of our operations. Further, our technology resources may be strained due to an increase in the number of remote users. Cybersecurity laws and regulations continue to evolve and are increasingly demanding, both in the U.S. and globally, which adds compliance complexity and may increase our costs of compliance and expose us to reputational damage or litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business. If any of the foregoing were to occur, it could have a material adverse effect on our business and results of operations.

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

Our enterprise resource planning system utilized at our facilities in Batavia, NY is aging, and we may experience issues from implementation of a new enterprise resource planning system.

We have an enterprise resource planning system (“ERP”) to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP at our Batavia, NY operations is aging and we began implementing a new ERP during fiscal 2024. ERP implementations are complex, distracting to the business and management, and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the new ERP; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of our new ERP could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we may not realize the benefits we anticipate should all or part of the ERP upgrade implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.

Our growth is contingent upon expanding our manufacturing facilities in Arvada, CO and Batavia, NY If we are unable to expand our manufacturing facilities in Arvada or Batavia our results of operations and financial condition may be adversely affected and/or we may not be able to meet our growth goals and objectives.

As a manufacturer, our ability to grow revenue is constrained by our ability to expand our manufacturing facilities. Our BN campus is landlocked and there are limited opportunities to expand our manufacturing footprint in Arvada, CO. If we are unable to expand in Arvada our growth may be limited, we may be required to relocate our campus or we may have to incur substantial capital expenditures to redevelop our Arvada campus. Further, we are currently expanding our Batavia, NY campus by constructing a new 30,000 square foot manufacturing facility funded primarily from a strategic investment from one of our defense customers. If we are unable to timely complete the new manufacturing facility we may not be able to meet our planned production schedule for U.S. Navy projects, which could delay the completion of projects in our backlog or reduce the number of U.S. Navy projects we receive in the future, and could cause us to incur significant cost overruns. Any of these risks associated with our ability to grow our manufacturing facilities could adversely affect our results of operations and financial condition.

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

The terms of our revolving credit facility restrict our ability to pay dividends, and we may not be able to pay dividends in the future.

Our revolving credit facility with Wells Fargo contains terms that restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. There can be no guarantee that we will pay dividends in the future.

Provisions contained in our certificate of incorporation and bylaws could impair or delay stockholders' ability to change our management and Board of Directors, and could discourage takeover transactions that some stockholders might consider to be in their best interests.

Provisions of our certificate of incorporation and bylaws could impede attempts by our stockholders to remove or replace our management and Board of Directors, and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our common stock, that our stockholders might consider to be in their best interests. Such provisions include:

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
•
Only a minority of our directors may be elected in a given year. Our bylaws provide for a classified Board of Directors, with only approximately one-third of our Board of Directors elected each year. This provision makes it more difficult to effect a change of control because at least two annual stockholder meetings are necessary to replace a majority of our directors.
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
•
Amendments to our certificate of incorporation require supermajority voting. Our certificate of incorporation contains provisions that make its amendment require the affirmative vote of both 75% of our outstanding shares entitled to vote and a majority of the shares entitled to vote not owned by any person who may hold 50% or more of our shares unless the proposed amendment was previously recommended to our stockholders by an affirmative vote of 75% of our Board of Directors. This provision makes it more difficult to implement a change to our certificate of incorporation that stockholders might otherwise consider to be in their best interests without approval of our Board of Directors.
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

Historically, we have not maintained inventories of materials beyond what is needed for current work in progress. The raw materials that we source come from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial results. Reliance on our suppliers for these products exposes us to volatility in the prices and availability of these materials. Disruptions in our supply chain, especially for an extended period of time, could impact our ability to meet customer requirements and our financial performance could be materially and adversely impacted.

Macroeconomic impacts, including rising inflation, a slowdown in the economy, or a recession or expectation of a recession, may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock.

Current and future conditions in the economy have an inherent degree of uncertainty and are impacted by political, market, health and social events or conditions. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole and in the specific markets in which we participate. Current economic uncertainty and market volatility is anticipated to continue as a result of higher inflation, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events. An inflationary environment can increase our cost of labor, as well as other operating costs, which may have a material and adverse impact on our financial results, especially given that a large percentage of our contracts are fixed-price in nature. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased, inflation may continue. Further, protracted uncertainty related to interest rates could have a negative effect on the securities markets generally which may, in turn, have a material and adverse effect on the market price of our common stock.

Our business, financial condition and results of operations in the past have been and may in the future be adversely affected by public health issues.

Our business, financial condition and results of operations in the past have been and in the future may be adversely affected as a result of a global health crisis, such as the COVID-19 pandemic. A global health crisis could impact our employees, suppliers, customers, financing sources or others’ ability to conduct business, or negatively affect consumer and business confidence or the global economy. A public health crisis has affected, and could affect in the future, large segments of the global economy, including the markets we operate in, disrupting global supply chains, resulting in significant travel and transport restrictions, and creating significant disruption of the financial markets. Economic uncertainty as a result of any global health crisis could negatively affect our business, suppliers, distribution channels, and customers, including as a result of business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on shipping, fabricating or installing products, reduced consumer demand, or customers’ ability to make payments. As a result of public health crises, we may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), implement further precautionary measures to protect the health of our workforce, experience increased project cancellations or projects put on hold, and reduced access to supplies, capital, and fundamental support services (such as shipping and transportation). Any resulting financial impact from a global health crisis cannot be fully estimated at this time, but may materially and adversely affect our business, financial condition, or results of operations.

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

We rely on the performance of highly skilled personnel, including our engineers, production, and technology professionals and increasing competition for such personnel, as well as labor shortages, could adversely affect our business.

The successful implementation of our business strategy depends, in part, on our ability to attract and retain a skilled and talented workforce. Because of the complex nature of many of our products and services, we are generally dependent on a thoroughly trained and highly skilled workforce, including, for example, our engineers and welders. In many of the geographies where we operate, we face a potential shortage of qualified employees.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, government regulations, rising inflation rates, and labor shortages. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges. Although we believe we will be able to attract, train and retain talented personnel and replace key personnel should the need arise, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover or labor inflation could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, which could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business and have other material adverse effects on our business, financial condition, and consolidated results of operations. We may also lose new employees to our competitors in any of our markets before we realize the benefit of our investment in recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be materially and adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented cybersecurity risk management procedures (“CRMP”) intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our CRMP consists of procedures designed for Graham Corporation and certain subsidiaries and separate procedures designed specifically for Barber-Nichols (“BN”). Our CRMP includes cybersecurity incident response plans (“IRPs”) for Graham Corporation and BN. The purpose of the IRPs are to provide a structured and systematic incident response process for all Information Security Incidents that affect any of our or our subsidiaries’ information technology systems, network, or data, including data of ours and our subsidiaries held, or IT services provided by, third-party vendors or other service providers.

Our CRMP is integrated into our overall enterprise risk management program. We have designated our Senior IT Manager to oversee the implementation and maintenance of the IRP for Graham Corporation. For BN, we have designated BN’s IT Manager to implement and maintain the IRP for BN. Our IT personnel at Graham Corporation and BN have over 50 years of combined experience in the field of cybersecurity and are responsible for the management of our cybersecurity and data privacy programs. Among other information security duties, the Senior IT Manager and IT Manager are responsible for the following for Graham Corporation and BN, respectively:

•
implementing the IRP;
•
identifying and managing an incident response team (“IRT”) principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to, appropriately escalate, make decisions regarding, and document identified cybersecurity incidents;
•
conducting post-incident reviews to gather feedback on identified cybersecurity incident response procedures and address any identified gaps in security measures;
•
providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP; and
•
periodically reviewing the IRP whenever there is a material change in our business practices that may reasonably affect its cybersecurity incident response procedures.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment including risks associated with ransomware;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have developed processes to identify and oversee risks from cybersecurity threats associated with our third-party service providers, which includes the information security team assisting with and assessing cybersecurity robustness during vendor onboarding as well as risk-based monitoring of vendors on an ongoing basis.

We may be the subject of cyber incidents in the future. See Item 1A, Risk Factors for more information about the risk posed to us by cybersecurity threats.

Governance

Our Audit Committee, through their responsibilities designated to them in the Audit Committee Charter, oversees cybersecurity risk management as part of its risk oversight function and oversees management’s implementation of our CRMP.

The Audit Committee receives periodic reports from management and the IT Managers for Graham Corporation and BN on our cybersecurity risks at least annually. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. Our Senior IT Manager and IT Manager regularly inform our management team of all aspects related to cybersecurity risks and incidents. This is designed to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

As of March 31, 2024, we conducted our business from the following locations.

	Location	Products/Operations	Square Footage	Owned or Leased
1	Batavia, NY	Corporate Headquarters	43,000	Owned
2	Batavia, NY	Manufacturing, Warehousing and R&D	270,000	Owned
3	Arvada, CO	Office	18,000	Leased
4	Arvada, CO	Manufacturing and Warehousing	83,000	Leased
5	Houston, TX	Sales Office	1,500	Leased
6	Jupiter, FL	Manufacturing and R&D	16,900	Leased
7	Suzhou, China	Sales and Engineering	4,900	Leased
8	Ahmedabad, India	Sales and Engineering	800	Leased

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business. During fiscal 2024, we received a $13,500 strategic investment from a major defense customer to expand and enhance our Batavia, NY production capabilities. This expansion will include the construction of a new 30,000 square foot manufacturing facility beginning in fiscal 2025 on our existing campus, and the purchase of production and automated welding equipment. We also anticipate that additional manufacturing space will be needed over the next several years in order to support our organic growth at BN. We believe we will be able to obtain or build this additional space on commercially reasonable terms.

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

PART II

(Amounts in thousands, except per share data)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE exchange under the symbol "GHM". As of June 5, 2024, there were 10,871 shares of our common stock outstanding held by approximately 289 stockholders of record.

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Our revolving credit facility with Wells Fargo contains terms that restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during fiscal 2024 and have no current intention to pay dividends in the future. There can be no guarantee that we will pay dividends in the future.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. We design and manufacture custom-engineered vacuum, heat transfer, cryogenic pump and turbomachinery technologies. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry, our equipment is used in propulsion, power and energy management systems, and for life support systems. We supply equipment for vacuum, heat transfer and fluid transfer applications used in energy and new energy markets including oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ammonia, ethylene, methanol, and downstream chemical facilities.

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

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured for the defense, energy and petrochemical industries. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures, and sells specialty turbomachinery products for the space aerospace, cryogenic, defense and energy markets. In November 2023, we acquired P3 Technologies, LLC ("P3"), located in Jupiter, Florida (See "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

This management's discussion and analysis of financial condition and results of operations omits a comparative discussion regarding the fiscal year ended March 31, 2023 versus the fiscal year ended March 31, 2022. Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2024, as fiscal 2024. Likewise, we refer to our fiscal years that will end or have ended March 31, 2025, March 31, 2023, and March 31, 2022, as fiscal 2025, fiscal 2023, and fiscal 2022, respectively.

Acquisition

On November 9, 2023, we completed our acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, Florida that serves the space, new energy, defense, and medical industries. We believe this acquisition advances our growth strategy, further diversifies our market and product offerings, and broadens our turbomachinery solutions. P3 will be managed through BN and is highly complementary to BN's technology and enhances its turbomachinery solutions.

The purchase price for P3 was $11,238 and was comprised of 125 shares of our common stock, representing a value of $1,930, and cash consideration of $7,098, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on our line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Key Results

Key results for fiscal 2024 include the following:

•
Net sales of $185,533 for fiscal 2024 increased 18% over the prior year period. Approximately $2,206 of this increase was due to the acquisition of P3 in fiscal 2024 and was primarily related to the space industry. Excluding P3, organic growth was 17% over the prior year. This increase was primarily due to sales to the defense industry, which increased $34,166 versus the prior year period primarily due to improved pricing, increased capacity and direct labor, better execution, and the timing of material receipts. Partially offsetting this increase was a $7,898 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit Holding, Inc. ("Virgin Orbit") as a customer in April 2023 due to its Chapter 11 bankruptcy, partially offset by incremental revenue from P3. During fiscal 2023, approximately $5,300 of space revenue was related to Virgin Orbit. Net sales also benefited in fiscal 2024 from strong growth in aftermarket sales to the defense, refining, and petrochemical markets, which increased $12,935 in comparison to the prior year.
•
Gross profit margin for fiscal 2024 was 21.9%, 570 basis points higher than the comparable period of fiscal 2023. This increase reflected the increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin defense and aftermarket sales, and better execution and pricing on defense contracts, partially offset by higher incentive compensation in comparison with the prior year. Additionally, during fiscal 2024 we submitted for the employee retention tax credit ("ERC") which benefited our gross profit by approximately $700.
•
During fiscal 2024, we completed and shipped the remaining two first article units related to the Columbia Class submarine and Ford Class carrier programs.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for fiscal 2024 increased $9,425 over fiscal 2023. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026 which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During fiscal 2024, we recorded $4,258 related to the BN Performance Bonus which includes the applicable employer related payroll taxes. The remainder of this increase was primarily due to increased performance based compensation and professional fees, as well as costs associated with the acquisition of P3 and the implementation of a new ERP system at our Batavia location. Partially offsetting these increases was lower bad debt expense in connection with the Virgin Orbit bankruptcy of $1,154.
•
Net income and net income per diluted share for fiscal 2024 were $4,556 and $0.42 per share, respectively, compared with $367 and $0.03 per share, respectively, for fiscal 2023. Adjusted net income and adjusted net income per diluted share for fiscal 2024 were $6,796 and $0.63 per share, respectively, compared with $2,519 and $0.24 per share, respectively, for fiscal 2023. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in fiscal 2024 were $268,447 compared to $202,686 in fiscal 2023 and were 145% of sales during fiscal 2024. This increase was primarily due to a $60,696 increase in defense orders and was primarily from repeat orders in strategic U.S. Navy programs. Additionally, in fiscal 2024 we received a $13,500 strategic investment from a major defense customer to expand and enhance our Batavia, NY production capabilities, primarily for machinery and equipment, in order to support the U.S. Navy's shipbuilding schedule. We believe these repeat orders and investment validate the investments we made, our position as a key supplier to the defense industry, and our customer’s confidence in our execution. Fiscal 2024 orders also benefited from a higher level of capital investment projects in the refining, chemical and petrochemical markets, which are lumpy in nature, as well as newly awarded programs with several key commercial space customers. For fiscal 2024, space orders were $1.7 million, or 11%, higher than fiscal 2023 despite the loss of Virgin Orbit and includes orders generated by P3. For additional information see "Orders, Backlog and Book-to-Bill Ratio" below.
•
Backlog was $390,868 at March 31, 2024, compared with $301,734 at March 31, 2023. This 30% increase was primarily due to the growth in orders received during 2024 as discussed above. Approximately 84% of our backlog at March 31, 2024 was to the defense industry, which we believe provides stability and visibility to our business. Backlog acquired from our acquisition of P3 was $6,225. Excluding P3, organic backlog growth was 28% over the prior year. For additional information see "Orders, Backlog and Book-to-Bill Ratio" below.
•
Cash and cash equivalents at March 31, 2024 was $16,939, compared with $18,257 at March 31, 2023. This decrease was primarily due to net repayments of debt of $12,500, cash paid for P3 of $6,812, and $9,226 of capital expenditures as we began to invest in longer-term growth opportunities. These uses of cash were funded by cash flow from operating activities of $28,119 being driven by higher profitability and a reduction in working capital as a result of the change in payment terms related to large defense customers during fiscal 2024 and stronger financial discipline. Additionally, cash provided by operating activities benefited approximately $22,000 from net customer deposits received on long-term U.S. Navy defense contracts that will require cash expenditures over the next 12 to 24 months.
•
On October 13, 2023, we entered into a new, five-year $50,000 revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") of which $35,000 is immediately available. We used the proceeds from the facility and cash on hand to pay down the remaining balance of our term loan. The new facility reduced current borrowing rates by approximately 25 basis points to SOFR plus 1.25%, increased the maximum total leverage ratio of 3.5 to 1, and provides us greater financial flexibility to execute on our strategy for growth. For additional information see "Liquidity and Capital Resources" below.

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on defense budget plans, accelerated ship build schedules due to geopolitical tensions, the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics, and power systems. We have built a leading position, and in some instances a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate. The timing and catalyst for a recovery in this market remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of orders in our traditional energy markets will be outside the United States.

Of note, over the last few years we have experienced an increase in our energy and chemical aftermarket orders primarily from the domestic market. Aftermarket orders have historically been a leading indicator of future capital investment by our customers in their facilities for upgrades and expansions. However, if a capital investment upturn were to occur, we do not expect the next cycle to be as robust as years past due to the factors discussed above and are expected to be stronger in our international markets such as China and India.

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

Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbopump systems and components to many of the launch providers for satellites. We expect that in the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market as well. Sales and orders to the space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding similar to Virgin Orbit. Thus, future revenue and growth to this market can be uncertain and may negatively impact our business.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market and diversify our revenue to not be as reliant on our legacy refining and petrochemical markets. The defense market comprised 84% of our total backlog at March 31, 2024.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,		Change
	2024	2023	$	%
Net sales	$185,533	$157,118	$28,415	18%
Gross profit	$40,585	$25,408	$15,177	60%
Gross profit margin	21.9%	16.2%
SG&A expense (1)	$33,583	$24,158	$9,425	39%
SG&A as a percent of sales	18.1%	15.4%
Net income (loss)	$4,556	$367	$4,189	1141%
Diluted income (loss) per share	$0.42	$0.03	$0.39	1300%
Total assets	$233,879	$203,918	$29,961	15%

(1)
Selling, general and administrative expense is referred to as "SG&A."

Fiscal 2024 Compared with Fiscal 2023

The following tables provides our net sales by product line and geographic region including the percentage of total sales and change in comparison to the prior year for each category and period presented:

	Year Ended
	March 31,				Change
Market	2024	%	2023	%	$	%
Refining	$29,087	16%	$27,270	17%	$1,817	7%
Chemical/Petrochemical	20,893	11%	21,950	14%	(1,057)	-5%
Space	13,282	7%	21,180	13%	(7,898)	-37%
Defense	99,493	54%	65,327	42%	34,166	52%
Other	22,778	12%	21,391	14%	1,387	6%
Net sales	$185,533	100%	$157,118	100%	$28,415	18%

Geographic Region
United States	$155,908	84%	$127,519	81%	$28,389	22%
International	29,625	16%	29,599	19%	26	0%
Net sales	$185,533	100%	$157,118	100%	$28,415	18%

Net sales of $185,533 for fiscal 2024 increased 18% over the prior year period. Approximately $2,206 of this increase was due to the acquisition of P3 in fiscal 2024 and was primarily attributable to the space industry. Excluding P3, organic growth was 17% over the prior year. This increase was primarily due to sales to the defense industry, which increased $34,166 versus the prior year period primarily due to an improved mix of higher margin defense projects, increased capacity and direct labor, better execution, and the timing of material receipts. Partially offsetting this increase was a $7,898 decline in space sales primarily due to the timing of projects, as well as the loss of Virgin Orbit as a customer in April 2023. During fiscal 2023, approximately $5,300 of space revenue related to Virgin Orbit. Net sales also benefited in fiscal 2024 from strong growth in aftermarket sales to the defense, refining, and petrochemical markets, which increased $12,935 in comparison to the prior year.

Our gross margin for fiscal 2024 was 21.9% compared with 16.2% for fiscal 2023. This increase reflected the increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin defense and aftermarket sales, and better execution and pricing on defense contracts, partially offset by higher incentive compensation in comparison with the prior year. Additionally, during fiscal 2024 we submitted for the Employee Retention Credit which benefited our gross profit by approximately $700. In fiscal 2023, we completed four first article U.S. Navy projects. The remaining two first article projects were completed and shipped during fiscal 2024.

Changes in SG&A expense for fiscal year 2024 compared to fiscal year 2023 are as follows:

Change YTD FY24 vs. YTD FY23
BN Performance Bonus	$4,258
Performance-based compensation	2,227
Professional fees	2,183
Equity-based compensation	473
Acquisition costs	375
Amortization of intangibles	271
ERP implementation costs	241
P3 Technologies	213
Bad Debt expense	(1,154)
All other	338
Total SG&A change	$9,425

In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year plus any applicable employer related taxes. This bonus is in addition to the normal employee bonus program at BN and will expire after fiscal 2026. The increase in performance-based compensation is primarily due to the improved performance in fiscal 2024 compared to fiscal 2023. The increase in professional fees over the prior year primarily relates to the increasing complexity in our business associated with our growth and international operations, including the investigation by the Audit Committee of our Board of Directors related to GIPL. See Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K and the "Commitments and Contingencies" section below.

The remainder of this increase was primarily due to costs associated with the acquisition of P3 and the implementation of a new ERP system at our Batavia location. Partially offsetting these increases was lower bad debt expense in connection with the Virgin Orbit bankruptcy.

Net interest expense for fiscal 2024 was $248 compared to $939 in fiscal 2023 primarily due to lower debt levels compared to the prior year partially offset by higher interest rates.

Our effective tax rate for fiscal 2024 was 18%, compared with 35% for fiscal 2023. This decrease was primarily due to higher tax credits recognized in fiscal 2024 due to higher income levels and increased investment in research and development, as well as discrete tax expense recognized in fiscal 2023 related to the vesting of restricted stock awards, and a higher mix of income in higher tax rate foreign jurisdictions in fiscal 2023 compared to fiscal 2024. Our expected effective tax rate for fiscal 2025 is approximately 20% to 22%.

The net result of the above is that net income and net income per diluted share for fiscal 2024 were $4,556 and $0.42 per share, respectively, compared with $367 and $0.03 per share, respectively, for fiscal 2023. Adjusted net income and adjusted net income per diluted share for fiscal 2024 were $6,796 and $0.63 per share, respectively, compared with $2,519 and $0.24 per share, respectively, for fiscal 2023. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted net income before net interest expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted net income per diluted share are provided for information purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP"). Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, those charges and credits that are not directly related to our operating performance, and are not reflective of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income or net income per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income or net income per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted net income and adjusted EBITDA is a basis for a significant portion of management's performance-based compensation.

Adjusted EBITDA excludes charges for depreciation, amortization, interest expense, taxes, acquisition related expenses, equity-based compensation, debt amendment costs, ERP implementation costs, and other unusual/nonrecurring expenses. Adjusted net income and adjusted net income per diluted share exclude intangible amortization, acquisition related expenses, other unusual/nonrecurring expenses and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Year Ended
	March 31,
	2024	2023
Net income	$4,556	$367
Acquisition & integration costs	432	54
Equity-based compensation	1,279	806
Debt amendment costs	781	194
Employee Retention Tax Credit	(702)	-
ERP Implementation costs	241	-
Net interest expense	248	939
Income taxes	1,018	194
Depreciation & amortization	5,432	5,987
Adjusted EBITDA(1)	$13,285	$8,541

Net Sales	185,533	157,118
Net income as a % of revenue	2.5%	0.2%
Adjusted EBITDA as a % of revenue	7.2%	5.4%

(1) Beginning in the fourth quarter of fiscal 2024, Adjusted EBITDA no longer excludes the BN Performance Bonus, but now excludes the impact of non-cash equity-based compensation expense in order to be more consistent with market practice. Prior period results have been adjusted to reflect these changes on a comparable basis. The BN Performance Bonus expense was $4.3 million for fiscal 2024 and $0 for fiscal 2023 and will continue through fiscal 2026.

	Year Ended
	March 31,
	2024	2023
Net income	$4,556	$367
Acquisition & integration costs	432	54
Amortization of intangible assets	2,157	2,476
Debt amendment costs	781	194
Employee Retention Tax Credit	(702)	-
ERP Implementation costs	241	-
Tax impact of adjustments(1)	(669)	(572)
Adjusted net income(2)	$6,796	$2,519

GAAP net income per diluted share	$0.42	$0.03
Adjusted net income per diluted share	$0.63	$0.24
Diluted weighted average common shares outstanding	10,844	10,654

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

(2) Beginning in the fourth quarter of fiscal 2024, Adjusted Net Income no longer excludes the BN Performance Bonus. The BN Performance Bonus expense, net-of-tax, was $3.3 million for fiscal 2024 and $0 for fiscal 2023 and will continue through fiscal 2026.

Acquisition and integration costs are incremental costs that are directly related to the BN and P3 acquisitions. These costs may include, among other things, professional, consulting and other fees, system integration costs, and fair value adjustments relating to contingent consideration. Debt Amendment Costs consists of accelerated write-offs of unamortized deferred debt issuance costs and discounts, prepayment penalties, and attorney fees in connection with the amendment of our credit facility. The Employee Retention Tax Credit reflects payroll tax amounts expected to be recovered due to COVID-19 relief programs and is not expected to recur in the future. ERP Implementation Costs relate to consulting costs incurred in connection with the ERP system being implemented throughout our Batavia, N.Y facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2024	2023
Cash and cash equivalents	$16,939	$18,257
Working capital(1)	8,112	23,904
Working capital ratio(2)	1.1	1.3

(1)
Working capital equals current assets minus current liabilities.
(2)
Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for fiscal 2024 was $28,119 compared with $13,914 for fiscal 2023. This increase was primarily due to higher profitability during fiscal 2024 and a reduction in working capital as a result of the change in payment terms related to large defense customers during fiscal 2024 and stronger financial discipline. Additionally, cash provided by operating activities benefited approximately $22,000 from net customer deposits received on long-term U.S. Navy defense contracts that will require cash expenditures over the next 12 to 24 months. Customer deposits, net of unbilled revenue was $43,972 at March 31, 2024 compared to $6,358 at March 31, 2023.

Capital expenditures for the fiscal 2024 were $9,226 versus $3,749 over the comparable period in fiscal 2023. Fiscal 2024 capital expenditures were primarily for machinery and equipment, as well as for buildings and leasehold improvements to fund our growth and productivity improvement initiatives and includes expenditures related to the expansion of production capabilities at our Batavia facility, which is primarily being funded by a $13,500 strategic investment from one of our defense customers. Capital expenditures for fiscal 2025 are expected to be between $10,000 to $15,000 of which approximately half is related to the Batavia facility defense expansion. The remaining capital expenditures for fiscal 2025 are discretionary. We estimate that our maintenance capital spend is approximately $2,000 per year.

Cash and cash equivalents were $16,939 at March 31, 2024 compared with $18,257 at March 31, 2023, as cash provided by operating activities was used to fund capital expenditures, the P3 acquisition, and repayment of debt. At March 31, 2024, approximately $6,552 of our cash and cash equivalents was used to secure our letters of credit and $1,992 of our cash was held by our subsidiaries in China and India.

On October 13, 2023, we terminated our revolving credit facility and repaid our term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo that provides a $35,000 line of credit that automatically increases to $50,000 upon the Company satisfying specified covenants (the "New Revolving Credit Facility"). As of March 31, 2024, there were no borrowings and $1,890 letters of credit outstanding on the New Revolving Credit Facility and the amount available to borrow was $33,110, subject to interest and leverage covenants.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of March 31, 2024, we were in compliance with the financial covenants of the New Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the New Revolving Credit Facility was 0.5x.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by Wells Fargo as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon our then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of March 31, 2024, the SOFR rate was 5.34%.

Our revolving credit facility with Wells Fargo contains terms that restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during fiscal 2024 and have no current intention to pay dividends in the future. There can be no guarantee that we will pay dividends in the future.

In connection with the termination of the old revolving credit facility and term loan with Bank of America, the Company paid $752 in exit costs and recognized an extinguishment charge of $726. (See Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K).

We did not have any off-balance sheet arrangements as of March 31, 2024 other than letters of credit incurred in the ordinary course of business.

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

March 31, 2024	March 31, 2023
$105,566	$96,933

Orders, Backlog and Book-to-Bill Ratio

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

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented:

	Year Ended
	March 31,				Change
Market	2024	%	2023	%	$	%
Refining	$33,245	12%	$29,276	14%	$3,969	14%
Chemical/Petrochemical	23,749	9%	15,306	8%	8,443	55%
Space	16,825	6%	15,160	7%	1,665	11%
Defense	177,410	66%	116,714	58%	60,696	52%
Other	17,218	6%	26,230	13%	(9,012)	-34%
Total orders	$268,447	100%	$202,686	100%	$65,761	32%

Geographic Region
United States	$231,317	86%	$167,984	83%	$63,333	38%
International	37,130	14%	34,702	17%	2,428	7%
Total orders	$268,447	100%	$202,686	100%	$65,761	32%

Orders booked in fiscal 2024 were $268,447 compared to $202,686 in fiscal 2023. This increase was primarily driven by growth in defense, refining and petrochemical aftermarket, space, and new energy customers. Noteworthy orders during fiscal 2024 included the following:

•
Approximately $177,410 in defense orders which were primarily related to follow-on orders for critical U.S. Navy programs related to the Columbia Class submarine and Ford Class carrier programs. These defense orders are expected to be recognized in revenue through early fiscal 2030.

•
$22,000 of the defense orders related to a strategic investment and follow-on orders from a major defense customer. These orders include $13,500 to expand and enhance our Batavia, NY production capabilities, primarily for machinery and equipment, in order to support the U.S. Navy's shipbuilding schedule.
•
$9,100 for a vacuum distillation system for a refinery in India.
•
Approximately $35,000 of aftermarket orders to the refining and chemical/petrochemical markets.
•
$1,665 increase in space industry orders which is primarily due to continued growth in this business, as well as the acquisition of P3 partially offset by a decline due to the Virgin Orbit bankruptcy.

For fiscal 2024, our book-to-bill ratio was 1.4x. We believe the strategic investment and increased level of repeat U.S. Navy orders received during the fiscal year validates the investments we made, our position as a key supplier to the defense industry and our customer’s confidence in our execution. Additionally, we believe the strong aftermarket orders are relevant because they historically have been a leading indicator of a cyclical upturn in capital project orders in the refining and chemical/petrochemical markets. However, we do not expect the next cycle to be as robust as years past due to the factors discussed above under "Current Market Conditions."

Orders to the U.S. represented 86% of total orders for fiscal 2024 and is relatively consistent with the prior year. These orders were primarily to the defense and space markets, which represented 66% and 6% of orders, respectively, and are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented:

	March 31,		March 31,		Change
Market	2024	%	2023	%	$	%
Refining	$29,526	8%	$26,142	9%	$3,384	13%
Chemical/Petrochemical	11,276	3%	7,842	3%	3,434	44%
Space	10,651	3%	8,242	3%	2,409	29%
Defense	328,389	84%	243,628	81%	84,761	35%
Other	11,026	3%	15,880	5%	(4,854)	-31%
Total backlog	$390,868	100%	$301,734	100%	$89,134	30%

Backlog was $390,868 at March 31, 2024, an increase of 30% compared with $301,734 at March 31, 2023. Approximately 35% to 40% of orders currently in our backlog are expected to be converted to sales within one year and 25% to 30% after one year but within two years. The majority of the orders that are expected to convert beyond twelve months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following fiscal 2025 outlook:

Net Sales	$200 million to $210 million
Gross Profit	22% - 23% of sales
SG&A Expenses(1)	16.5% - 17.5% of sales
Tax Rate	20% to 22%
Adjusted EBITDA(2)	$16.5 million to $19.5 million
Capital Expenditures	$10.0 million to $15.0 million

(1) Includes approximately $6.5 million to $7.5 million of BN Performance Bonus, equity-based compensation, and ERP conversion costs included in SG&A expense.

(2) Excludes net interest expense, income taxes, depreciation and amortization from net income, as well as approximately $2.0 million to $3.0 million of equity-based compensation and ERP conversion costs included in SG&A expense.

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

As of March 31, 2024, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 17 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

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

We recognize revenue on all contracts when control of the product is transferred to the customer. Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606. Revenue from contracts that is recognized upon shipment accounted for approximately 23% of revenue in fiscal 2024. Revenue from contracts that is recognized over time accounted for approximately 77% of revenue in fiscal 2024. We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, or cost incurred to date to management's estimate of the total cost to be incurred on each contract, or an output method based upon completion of operational milestones, depending upon the nature of the contract.

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

During fiscal 2024, we completed the acquisition of P3 for an aggregate purchase price of $11,238. We identified and assigned value to identifiable intangible assets of customer relationships, technology and technical know-how and trade name, and estimated the useful lives over which these intangible assets would be amortized. The estimates of fair values of these identifiable intangible assets were based upon the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs, as well as a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset. The fair value estimates resulted in identifiable intangible assets, in the aggregate, of $7,200. The resulting goodwill, in the aggregate, from this acquisition was $1,997. For more information on these matters, see the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, assumptions are made about inflation, investment returns, mortality, turnover, medical costs and discount rates. These assumptions are reviewed annually.

The discount rate used in accounting for pensions and other postretirement benefits expense (income) is determined in conjunction with our actuary by reference to a current yield curve and by considering the timing and amount of projected future benefit payments. The discount rate assumption for fiscal 2024 was 5.03% for our defined benefit pension plans and 4.76% for our other postretirement benefit plan. A reduction in the discount rate of 50 basis points, with all other assumptions held constant, would have increased fiscal 2024 net periodic benefit expense for our defined benefit pension plans and other postretirement benefit plan by approximately $211 and ($0.1), respectively.

The expected return on plan assets assumption of 5.75% used in accounting for our pension plan is determined by evaluating the mix of investments that comprise plan assets and external forecasts of future long-term investment returns. A reduction in the rate of return of 50 basis points, with other assumptions held constant, would have increased fiscal 2024 net periodic pension expense by approximately $161.

During fiscal 2024 and fiscal 2023, the pension plan extinguished liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2024 and fiscal 2023, the projected benefit obligation and plan assets each decreased $1,452 and $1,383, respectively.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new Accounting Standards Updates (“ASU”) and other accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Other than those discussed in the Consolidated Financial Statements, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements. For discussion of the newly issued accounting pronouncements see ''Accounting and reporting changes'' in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Foreign Currency

International consolidated sales for fiscal 2024 were 16% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In fiscal 2024, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB, or India INR). For fiscal 2024, foreign currency exchange rate fluctuations reduced our cash balances by $53 primarily due to the strengthening of the U.S. dollar relative to the Chinese RMB and India INR.

We have limited exposure to foreign currency purchases. In fiscal 2024, our purchases in foreign currencies represented 4% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2024 and as of March 31, 2024, we held no forward foreign currency contracts.

Price Risk

Operating in a global marketplace requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain, including those associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine and the Israel-Hamas war, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, we borrow funds under our revolving credit facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of March 31, 2024, we had $0 variable rate debt outstanding on our revolving credit facility and no interest rate derivatives outstanding. See "Debt" in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information on our debt arrangement.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2024 and 2023; the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2024 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Over time Revenue – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company recognizes a majority of its revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company primarily utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total direct labor hours to be incurred at completion on each contract or an input method based upon a ratio of direct costs incurred to date to management’s estimate of total costs to be incurred at the completion of each contract. Revenue from contracts that is recognized over time accounted for approximately 77% of revenue in fiscal 2024.

We identified revenue associated with certain in-process contracts recognized over time utilizing an input method as a critical audit matter because of the judgments necessary for management to estimate total direct labor hours or costs, at completion. An extensive audit effort and a high degree of auditor judgment was required when performing audit procedures to audit management’s estimates of total direct labor hours or total costs at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of total direct labor hours or total costs, at completion, for in-process contracts recognized over time included the following, among others:

•
We tested the effectiveness of controls over management’s estimate of total direct labor hours or total costs at completion for in-process contracts recognized over time.
•
Performed a risk assessment over the contract population which included analyzing the population using various characteristics of audit interest
•
We tested the mathematical accuracy of management’s calculation of revenue recognized over time.
•
For a selection of in-process contracts with customers that were recognized over time utilizing an input method, we performed the following procedures, among others:
a.
Evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.
b.
Evaluated the reasonableness and consistency of the methodology used by management to estimate total direct labor hours or total costs at completion for each contract and tested the mathematical accuracy of such estimate.
c.
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
•
We evaluated management’s ability to estimate total direct labor hours or total costs at completion accurately by comparing actual direct labor hours or costs incurred to management’s historical estimates for a selection of similar contracts that were completed in fiscal year 2024.

Rochester, New York

June 7, 2024

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Years Ended March 31,
	2024	2023	2022

Net sales	$185,533	$157,118	$122,814
Cost of products sold	144,948	131,710	113,685
Gross profit	40,585	25,408	9,129
Operating expenses and income:
Selling, general and administrative	32,217	23,063	20,386
Selling, general and administrative - amortization	1,366	1,095	913
Other operating expense (income), net	80	—	(827)
Operating income (loss)	6,922	1,250	(11,343)
Other expenses and income:
Loss on extinguishment of debt	726	—	—
Other expense (income), net	374	(250)	(527)
Interest expense, net	248	939	400
Total other expenses and income	1,348	689	(127)
Income (loss) before provision (benefit) for income taxes	5,574	561	(11,216)
Provision (benefit) for income taxes	1,018	194	(2,443)
Net Income (loss)	$4,556	$367	$(8,773)
Per share data:
Basic:
Net income (loss)	$0.42	$0.03	$(0.83)
Diluted:
Net income (loss)	$0.42	$0.03	$(0.83)
Average common shares outstanding:
Basic	10,743	10,614	10,541
Diluted	10,844	10,654	10,541
Dividends declared per share	$—	$—	$0.33

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	Years Ended March 31,
	2024	2023	2022

Net income (loss)	$4,556	$367	$(8,773)
Other comprehensive income (loss):
Foreign currency translation adjustment	(244)	(492)	198
Defined benefit pension and other postretirement plans, net of income tax provision (benefit) of $194, $(149), and $209, for the years ended March 31, 2024, 2023 and 2022, respectively	694	(500)	728
Total other comprehensive income (loss)	450	(992)	926
Total comprehensive income (loss)	$5,006	$(625)	$(7,847)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$16,939	$18,257
Trade accounts receivable, net of allowances ($79 and $1,841 at March 31, 2024 and 2023, respectively)	44,400	24,000
Unbilled revenue	28,015	39,684
Inventories	33,410	26,293
Prepaid expenses and other current assets	3,561	1,836
Total current assets	126,325	110,070
Property, plant and equipment, net	32,080	25,523
Prepaid pension asset	6,396	6,107
Operating lease assets	7,306	8,237
Goodwill	25,520	23,523
Customer relationships	14,299	10,718
Technology and technical know-how, net	11,065	9,174
Other intangible assets, net	7,181	7,610
Deferred income tax asset	2,983	2,798
Other assets	724	158
Total assets	$233,879	$203,918
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$2,000
Current portion of finance lease obligations	20	29
Accounts payable	20,788	20,222
Accrued compensation	16,800	10,401
Accrued expenses and other current liabilities	6,666	6,434
Customer deposits	71,987	46,042
Operating lease liabilities	1,237	1,022
Income taxes payable	715	16
Total current liabilities	118,213	86,166
Long-term debt	—	9,744
Finance lease obligations	65	85
Operating lease liabilities	6,449	7,498
Accrued pension and postretirement benefit liabilities	1,254	1,342
Other long-term liabilities	2,332	2,150
Total liabilities	128,313	106,985
Commitments and contingencies (Notes 8 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $.10 par value, 25,500 shares authorized; 10,993 and 10,774 shares issued and 10,850 and 10,635 shares outstanding at March 31, 2024 and 2023, respectively	1,099	1,075
Capital in excess of par value	32,015	28,061
Retained earnings	81,999	77,443
Accumulated other comprehensive loss	(7,013)	(7,463)
Treasury stock (143 and 138 shares at March 31, 2024 and 2023, respectively)	(2,534)	(2,183)
Total stockholders’ equity	105,566	96,933
Total liabilities and stockholders’ equity	$233,879	$203,918

`

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended March 31,
	2024	2023	2022

Operating activities:
Net income (loss)	$4,556	$367	$(8,773)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	3,275	3,511	3,077
Amortization	2,157	2,476	2,522
Virgin Orbit reserves	95	3,050	—
Amortization of unrecognized prior service cost and actuarial losses	843	672	996
Amortization of debt issuance costs	131	212	—
Equity-based compensation expense	1,279	806	809
(Gain) loss on disposal or sale of property, plant and equipment	(5)	—	23
Change in fair value of contingent consideration	80	—	(1,900)
Loss on extinguishment of debt	726	—	—
Deferred income taxes	(472)	(120)	(3,233)
(Increase) decrease in operating assets:
Accounts receivable	(20,724)	1,520	(2,055)
Unbilled revenue	11,855	(14,228)	1,550
Inventories	(6,220)	(9,919)	3,483
Income taxes receivable	998	139	(1,208)
Prepaid expenses and other current and non-current assets	(2,199)	(97)	(340)
Operating lease assets	1,212	1,206	1,059
Prepaid pension asset	(287)	(651)	(1,207)
Increase (decrease) in operating liabilities:
Accounts payable	401	3,467	(3,238)
Accrued compensation, accrued expenses and other current and non-current liabilities	6,011	2,654	1,164
Customer deposits	25,572	20,526	5,523
Operating lease liabilities	(1,119)	(1,049)	(962)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(45)	(628)	491
Net cash provided (used) by operating activities	28,120	13,914	(2,219)
Investing activities:
Purchase of property, plant and equipment	(9,226)	(3,749)	(2,324)
Proceeds from disposal of property, plant and equipment	44	—	—
Redemption of investments at maturity	—	—	5,500
Acquisition of P3 Technologies, LLC, net of cash acquired	(6,812)	—	—
Acquisition of Barber-Nichols, LLC, net of cash acquired	—	—	(60,282)
Net cash used by investing activities	(15,994)	(3,749)	(57,106)
Financing activities:
Principal repayments on debt	(25,500)	(11,000)	(39,750)
Proceeds from the issuance of debt	13,000	5,000	58,250
Principal repayments on finance lease obligations	(29)	(23)	(21)
Repayments on lease financing obligations	(287)	(275)	(225)
Payment of debt exit costs	(752)	—	—
Payment of debt issuance costs	(241)	(122)	(271)
Issuance of common stock	476	—	—
Dividends paid	—	—	(3,523)
Purchase of treasury stock	(58)	(21)	(41)
Net cash (used) provided by financing activities	(13,391)	(6,441)	14,419
Effect of exchange rate changes on cash	(53)	(208)	115
Net (decrease) increase in cash and cash equivalents	(1,318)	3,516	(44,791)
Cash and cash equivalents at beginning of year	18,257	14,741	59,532
Cash and cash equivalents at end of year	$16,939	$18,257	$14,741

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2024, 2023 and 2022

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at March 31, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929
Comprehensive income (loss)				(8,773)	926		(7,847)
Issuance of shares	164	16	(16)				—
Forfeiture of shares	(111)	(11)	11				—
Dividends				(3,523)			(3,523)
Recognition of equity-based compensation expense			809				809
Purchase of treasury stock						(41)	(41)
Issuance of treasury stock			(306)			9,473	9,167
Balance at March 31, 2022	10,801	1,080	27,770	77,076	(6,471)	(2,961)	96,494
Comprehensive income (loss)				367	(992)		(625)
Issuance of shares	17	—	—				—
Forfeiture of shares	(44)	(5)	5				—
Recognition of equity-based compensation expense			806				806
Purchase of treasury stock						(21)	(21)
Issuance of treasury stock			(520)			799	279
Balance at March 31, 2023	10,774	1,075	28,061	77,443	(7,463)	(2,183)	96,933
Comprehensive income (loss)				4,556	450		5,006
Issuance of shares	229	25	2,674			(293)	2,406
Forfeiture of shares	(10)	(1)	1				—
Recognition of equity-based compensation expense			1,279				1,279
Purchase of treasury stock						(58)	(58)
Balance at March 31, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2024, 2023 and 2022

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. The Company acquired Barber-Nichols, LLC ("BN") in June 2021. The accompanying Consolidated Financial Statements include BN at March 31, 2024, 2023 and for the period June 1, 2021 through March 31, 2024. The Company acquired P3 Technologies, LLC ("P3") in November 2023. The accompanying Consolidated Financial Statements include P3 at March 31, 2024 and for the period of November 9, 2023 through March 31, 2024. The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2024, 2023 and 2022 are referred to as "fiscal 2024," "fiscal 2023" and "fiscal 2022," respectively.

Principles of consolidation and use of estimates in the preparation of consolidated financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BN, located in Arvada, CO, P3, located in Jupiter, FL, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China, and Graham India Private Limited ("GIPL"), located in India. All intercompany balances, transactions and profits are eliminated in consolidation.

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

Translation of foreign currencies

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company's sales and purchases in foreign currencies are not material to the overall consolidated financial statements. Therefore, foreign currency transaction gains and losses have not historically impacted the Company's financial results materially. Gains and losses resulting from translation of the foreign subsidiaries balance sheets are included in a separate component of stockholders' equity. Translation adjustments are not adjusted for income taxes since they relate to an investment, which is permanent in nature.

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

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided based upon the estimated useful lives, or lease term if shorter, under the straight-line method. Estimated useful lives range from approximately three to eight years for office equipment, eight to 25 years for manufacturing equipment, eight years for land improvements, 40 years for buildings and improvements, and leasehold improvements are depreciated over the remaining term of the lease. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Intangible Assets

Acquired intangible assets other than goodwill consist of backlog, customer relationships, technology and technical know-how and tradenames. Backlog and trade names are included in the line item Other intangible assets, net in the Consolidated Balance Sheet. The Company amortizes a portion of its Technology and technical know-how, tradenames, and Customer relationships in Selling, general and administrative expense on a straight line basis over each of their estimated useful lives of eight to twenty years. Backlog and a portion of Technology and technical know-how are amortized in Cost of products sold over the projected conversion period of four to ten years which is based on management estimates at the time of purchase. All other intangibles have indefinite lives and are not amortized.

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

Other Long-Term Assets

Other long-term assets include service based cloud computing software implementation costs of $361. Upon implementation completion, these costs will be amortized over the expected term of the hosting arrangement on a straight line basis.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred estimated research and development costs of $3,944 in fiscal 2024 and research and development costs of $4,144 and $3,845 in fiscal 2023 and fiscal 2022, respectively. Research and development costs are included in the line item Cost of products sold and Selling, general and administrative in the Consolidated Statements of Operations.

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

Equity-based compensation

The Company records compensation costs related to equity-based awards based on the estimated fair value of the award on the grant date. Compensation cost is recognized in the Company's Consolidated Statements of Operations over the applicable vesting period. The Company uses the Black-Scholes valuation model as the method for determining the fair value of its stock option awards. For service and performance based restricted stock awards and restricted stock units, the fair market value of the award is determined based upon the closing value of the Company's stock price on the grant date. The fair market value of market-based performance restricted stock awards is determined using the Monte Carlo valuation model. The amount of equity-based compensation expense recognized during a period is based on the portion of the awards that ultimately vest.

Income (loss) per share data

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and, when applicable, potential common shares outstanding during the period.

A reconciliation of the numerators and denominators of basic and diluted income (loss) per share is presented below:

	Year ended March 31,
	2024	2023	2022
Basic income (loss) per share:
Numerator:
Net income (loss)	$4,556	$367	$(8,773)
Denominator:
Weighted average common shares outstanding	10,743	10,614	10,541
Basic income (loss) per share	$0.42	$0.03	$(0.83)

Diluted income (loss) per share:
Numerator:
Net income (loss)	$4,556	$367	$(8,773)
Denominator:
Weighted average common shares outstanding	10,743	10,614	10,541
Restricted stock units outstanding	101	40	—
Weighted average common and potential common shares outstanding	10,844	10,654	10,541
Diluted income (loss) per share	$0.42	$0.03	$(0.83)

None of the options to purchase shares of common stock which totaled 33 shares in fiscal 2022, were included in the computation of diluted loss per share as the affect would be anti-dilutive given their exercise price as they would not be dilutive upon issuance or due to the net loss in the fiscal year.

Cash flow statement

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	Year ended March 31,
	2024	2023	2022
Interest paid	$823	$1,026	$417
Income taxes paid	425	185	2,012
Pension and other post retirement income (loss) adjustments, net of income tax	694	(500)	728
Issuance of treasury stock to the Employee Stock Purchase Plan (See Note 13)	—	279	204
Capital purchases recorded in accounts payable	620	483	177
Issuance of treasury shares as part of the consideration of the acquisition	1,930	—	8,964

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income or loss items, which are accumulated as a separate component of stockholders' equity. For the Company, other comprehensive income or loss items include foreign currency translation adjustments and pension and other postretirement benefit adjustments.

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

Accounting and reporting changes

In the normal course of business, management evaluates all new Accounting Standards Updates and other accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Other than those discussed below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

Note 2 - Acquisition

On November 9, 2023, the Company completed its acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, FL that serves the space, new energy, defense, and medical industries. The Company believes this acquisition advances its growth strategy, further diversifies its market and product offerings, and broadens its turbomachinery solutions. P3 will be managed through the Company's Barber-Nichols, LLC subsidiary and is highly complementary to BN's technology and enhances its turbomachinery solutions.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $11,238 was comprised of 125 shares of the Company's common stock, representing a value of $1,930, and cash consideration of $7,098, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on the Company's line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. At November 9, 2023, a liability of $2,040 was recorded for the contingent earn-out. A rollforward of the P3 contingent earn-out liability since the date of acquisition is as follows:

Balance at November 9, 2023	$2,040
Change in fair value	80
Payments	—
Balance at March 31, 2024	$2,120

The change in fair value of the contingent earn-out liability was included in Other operating (income) expense, net in the Consolidated Statements of Operations. Acquisition and integration costs of $352 were expensed in the year ended March 31, 2024, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition and the amount exceeding the fair value of $1,997 was recorded as goodwill, which is deductible for tax purposes. Goodwill generated in the acquisition is related to P3’s assembled workforce, synergies between Graham’s other operations and P3 that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to leverage each other’s technology solutions, and Graham’s ability to utilize acquired management knowledge in providing complementary product offerings to the Company’s customers. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed:

	Before Adjustment of Preliminary Allocation of Purchase Price		After Adjustment of Final Allocation of Purchase Price
	November 9,		March 31,
	2023	Adjustments	2024
Assets acquired:
Cash and cash equivalents	$286	$—	$286
Trade accounts receivable, net of allowances	465		465
Unbilled revenue	302		302
Inventories	443	365	808
Prepaid expenses and other current assets	93		93
Property, plant & equipment, net	542		542
Operating lease assets	130		130
Goodwill	1,565	432	1,997
Customer relationships	4,400		4,400
Technology and technical know-how	2,500		2,500
Tradename	300		300
Deferred income tax asset	53	(53)	—
Total assets acquired	11,079	744	11,823
Liabilities assumed:
Accrued compensation	62		62
Customer deposits	389		389
Operating lease liabilities	134		134
Total liabilities assumed	585	—	585
Purchase price	$10,494	$744	$11,238

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, and tradename. The tradename is included in the line item "Other intangible assets, net" in the Consolidated Balance Sheets. The fair value of customer relationships was calculated using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. The fair value of tradename and technology and technical know-how were both calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset.

Customer relationships and tradename are amortized in Selling, general and administrative expense on a straight line basis over their estimated useful lives of eight years and three years respectively. Technology and technical know-how is amortized in Cost of products sold on a straight line basis over its estimated useful life of ten years.

The Consolidated Statement of Operations for the year ended March 31, 2024 includes net sales of P3 of $2,206 and net income of $24. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the P3 acquisition had occurred at the beginning of each of the fiscal periods presented:

	For the Year Ended
	March 31,
	2024	2023
Net sales	$189,089	$160,376
Net income (loss)	5,949	(21)
Earnings per share
Basic	$0.55	$0.00
Diluted	$0.54	$0.00

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

The following tables present the Company's net sales disaggregated by market and geographic area:

	Year ended March 31,
Market	2024	2023	2022
Refining	$29,087	$27,270	$24,406
Chemical/Petrochemical	20,893	21,950	15,955
Defense	99,493	65,327	62,189
Space	13,282	21,180	5,744
Other Commercial	22,778	21,391	14,520
Net sales	$185,533	$157,118	$122,814

	Year ended March 31,
Geographic Area	2024	2023	2022
Asia	$15,144	$16,040	$13,687
Canada	4,229	4,464	3,583
Middle East	2,568	2,914	2,489
South America	733	3,021	1,972
U.S.	155,908	127,519	97,718
All other	6,951	3,160	3,365
Net sales	$185,533	$157,118	$122,814

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

	Year ended March 31,
	2024	2023	2022

Revenue recognized over time	77%	74%	75%
Revenue recognized at shipment	23%	26%	25%

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2024	March 31, 2023	Change	Change due to amounts acquired	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$28,015	$39,684	$(11,669)	$302	$97,828	$(109,799)
Customer deposits (contract liabilities)	(71,987)	(46,042)	(25,945)	(389)	29,086	(54,642)
Net contract (liabilities) assets	$(43,972)	$(6,358)	$(37,614)

Contract liabilities at March 31, 2024 and 2023 include $21,426 and $6,092, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Consolidated Balance Sheets, includes corresponding balances at March 31, 2024 and 2023, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,875 and $2,542 at March 31, 2024 and 2023, respectively.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of March 31, 2024, the Company had remaining unsatisfied performance obligations of $390,868. The Company expects to recognize revenue on approximately 35% to 40% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2024	2023
Raw materials and supplies	$4,396	$4,344
Work in process	27,065	20,554
Finished products	1,949	1,395
	$33,410	$26,293

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2024	2023
Land and land improvements	$450	$450
Buildings and leasehold improvements	24,651	23,112
Machinery and equipment	45,391	41,398
Construction in progress	6,699	2,518
	77,191	67,478
Less – accumulated depreciation and amortization	45,111	41,955
	$32,080	$25,523

Depreciation expense in fiscal 2024, fiscal 2023 and fiscal 2022 was $3,275, $3,511, and $3,077, respectively.

Note 6 – Intangible Assets:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2024
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$1,901	$14,299
Technology and technical know-how	10 - 20 years	12,600	1,535	11,065
Backlog	4 years	3,900	3,677	223
Tradename	3 years	300	42	258
		$33,000	$7,155	$25,845

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2023
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$1,082	$10,718
Technology and technical know-how	20 years	10,100	926	9,174
Backlog	4 years	3,900	2,990	910
		$25,800	$4,998	$20,802

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

A portion of Technology and technical know-how, tradenames, and Customer relationships are amortized in Selling, general and administrative expense on a straight line basis over each of their estimated useful lives. Backlog and a portion of technology and technical know-how are amortized in Cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible asset amortization was $2,157, $2,476 and $2,522 for fiscal 2024, 2023 and 2022, respectively. The estimated annual amortization expense is as follows:

Annual Amortization
2025	$2,218
2026	1,995
2027	1,953
2028	1,895
2029	1,895
2030 and thereafter	15,889
Total intangible amortization	$25,845

Note 7 – Product Warranty Liability:

A reconciliation of the changes in product warranty liability is as follows:

	Year ended March 31,
	2024	2023
Balance at beginning of year	$578	$441
Expense for product warranties	410	364
Product warranty claims paid	(182)	(227)
Balance at end of year	$806	$578

The product warranty liability is included in the line item Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Note 8 - Leases:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of March 31, 2024, the Company did not have any material leases that have been signed but not commenced.

Right-of-use ("ROU") lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments in exchange for that right of use. Finance lease ROU assets and operating lease ROU assets are included in the line items Property, plant and equipment, net and Operating lease assets, respectively, in the Consolidated Balance Sheets. The current portion and non-current portion of finance and operating lease liabilities are all presented separately in the Consolidated Balance Sheets.

The Company previously entered into operating leases with Ascent Properties Group, LLC ("Ascent"), a limited liability company of which our Chief Executive Officer holds a majority interest, for an office and manufacturing building in Arvada, CO as well as machinery and equipment. During fiscal 2023, the Company entered into an additional lease with Ascent for another manufacturing building in Arvada, CO. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $952, $843 and $707 in fiscal 2024, 2023 and 2022, respectively. Future minimum lease payments under these leases as of March 31, 2024 are $5,785.

The discount rate implicit within the Company's leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	March 31,
	2024	2023
Finance Leases
Weighted-average remaining lease term in years	3.83	4.45
Weighted-average discount rate	7.75%	7.98%

Operating Leases
Weighted-average remaining lease term in years	5.93	7.00
Weighted-average discount rate	3.30%	3.25%

The components of lease expense are as follows:

	Year Ended March 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$13	$24
Interest on lease liabilities	8	4
Operating lease cost	1,478	1,394
Short-term lease cost	27	17
Total lease cost	$1,526	$1,439

Operating lease costs during fiscal 2024, fiscal 2023 and fiscal 2022 were included within Cost of sales and Selling, general and administrative expenses.

As of March 31, 2024, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
2025	$1,468	$26
2026	1,324	26
2027	1,353	26
2028	1,390	21
2029 and thereafter	2,940	—
Total lease payments	8,475	99

Less – amount representing interest	789	14
Present value of net minimum lease payments	$7,686	$85

ROU assets obtained in exchange for new operating lease liabilities were $149 and $1,169 in fiscal 2024 and fiscal 2023, respectively.

Note 9 - Debt:

On October 13, 2023, the Company terminated its revolving credit facility and repaid its term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $35,000 line of credit and automatically increases to $50,000 upon the Company satisfying specified covenants (the "New Revolving Credit Facility"). The additional $15,000 will automatically be available upon (a) the Company achieving a minimum consolidated EBITDA, as defined in the agreement, of $15,000, computed on a trailing twelve month basis, for three consecutive quarters and (b) a minimum liquidity (consisting of cash and borrowing availability under the New Revolving Credit Facility) for the Company of at least $7,500. The New Revolving Credit Facility has a $25,000 sub-limit for letters of credit and the Company may request the issuance of cash secured letters of credit in an aggregate amount of up to $7,500. As of March 31, 2024 , there was $0 borrowed and $1,890 letters of credit outstanding on the New Revolving Credit Facility.

Long term debt is comprised of the following:

March 31,
2023
Bank of America term loan	$12,500
Less: unamortized debt issuance costs	(756)
11,744
Less: current portion	2,000
Total	$9,744

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of March 31, 2024, the Company was in compliance with the financial covenants of the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of March 31, 2024, the SOFR rate was 5.34%.

The Company is required to pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of March 31, 2024, the amount available under the New Revolving Credit Facility was $33,110, subject to the interest and leverage covenants.

In connection with the termination of the old revolving credit facility and term loan with Bank of America, the Company paid $752 in exit costs and recognized an extinguishment charge of $726.

As of March 31, 2024, $1,592 letters of credit remain outstanding with Bank of America and are cash secured. These outstanding letters of credit are subject to a fee of 0.60% per annum. As of March 31, 2024, $4,780 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of March 31, 2024, $180 letters of credit are outstanding with China Construction Bank and are cash secured. Additionally, we have a 10,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $0 letters of credit outstanding at March 31, 2024. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. Total letters of credit outstanding as of March 31, 2024 and March 31, 2023 were $8,442 and $12,842, respectively.

Note 10 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash, cash equivalents with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2024 and 2023, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2024 and 2023, the Company was contingently liable on outstanding standby letters of credit aggregating $8,442 and $12,842, respectively.

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

Note 11 – Income Taxes:

An analysis of the components of income (loss) before provision (benefit) for income taxes is presented below:

	Year ended March 31,
	2024	2023	2022
United States	$5,077	$(66)	$(11,954)
Asia	497	627	738
Income (loss) before provision (benefit) for income taxes	$5,574	$561	$(11,216)

The provision (benefit) for income taxes consists of:

	Year ended March 31,
	2024	2023	2022
Current:
Federal	$1,133	$37	$(31)
State	100	204	72
Foreign	257	73	749
	1,490	314	790
Deferred:
Federal	(419)	(89)	(2,648)
State	88	(82)	(155)
Foreign	(106)	93	(423)
Changes in valuation allowance	(35)	(42)	(7)
	(472)	(120)	(3,233)
Total provision (benefit) for income taxes	$1,018	$194	$(2,443)

The reconciliation of the provision (benefit) calculated using the U.S. federal tax rate with the provision (benefit) for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2024	2023	2022
Provision (benefit) for income taxes at federal rate	$1,170	$118	$(2,355)
State taxes	156	92	(96)
Charges not deductible for income tax purposes	54	26	147
Stock based compensation	(8)	114	—
Research and development tax credits	(327)	(240)	(295)
Valuation allowance	(35)	(42)	(7)
Effect of foreign tax rate	26	27	31
Nondeductible fringe benefits	30	44	—
162(m)	105	—	—
Foreign withholding tax	—	—	138
Foreign-derived intangible income deduction	(134)	—	(2)
Global intangible low-taxed income	(20)	55	—
Other	1	—	(4)
Provision (benefit) for income taxes	$1,018	$194	$(2,443)

The net deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company's net deferred income tax asset (liability) follows:

	March 31,
	2024	2023
Depreciation	$(2,931)	$(3,117)
Accrued compensation	237	309
Goodwill	(607)	(224)
Prepaid pension asset	(1,399)	(1,355)
Accrued pension liability	232	245
Accrued postretirement benefits	68	79
Compensated absences	531	567
Inventories	2,541	(10)
Warranty liability	182	135
Accrued expenses	600	1,276
Equity-based compensation	328	230
Allowance for doubtful accounts	18	422
Operating lease assets	(1,694)	(1,894)
Operating lease liabilities	1,784	1,963
Acquisition costs	180	142
Intangible assets	187	236
New York State investment tax credit	1,030	1,066
Research and development tax credit	2,771	1,243
Research and development credit carryforward	—	367
Net operating loss carryforwards	182	2,205
Capital loss carryforward	4,211	4,211
Other	(238)	(129)
	8,213	7,967
Less: Valuation allowance	(5,241)	(5,277)
Total	$2,972	$2,690

Deferred income taxes include the impact of state investment tax credits of $236, which expire from 2025 to 2037 and state investment tax credits of $794, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2024 and 2023 related to certain state investment tax credits and the capital loss related to Energy Steel would not be realized, and recorded a valuation allowance of $5,241 and $5,277, respectively.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for tax years 2020 through 2023 and examination in state tax jurisdictions for tax years 2019 through 2023. The Company is subject to examination in the People's Republic of China for tax years 2020 through 2023 and in India for tax years 2018 through 2022. The liability for unrecognized tax benefits was $0 at each of March 31, 2024 and 2023.

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

The components of pension (benefit) cost are:

	Year ended March 31,
	2024	2023	2022
Service cost during the period	$252	$333	$373
Interest cost on projected benefit obligation	1,312	1,185	1,147
Expected return on assets	(1,851)	(2,169)	(2,727)
Amortization of:
Actuarial loss	843	633	669
Net pension cost (benefit)	$556	$(18)	$(538)

The components of net pension (benefit) cost other than the service cost component are included in Other expense (income), net in the Consolidated Statements of Operations.

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2024	2023	2022
Discount rate	5.03%	3.66%	3.21%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	5.75%	5.50%	6.50%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during the fiscal year ended March 31, 2025.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2024	2023
Change in the benefit obligation
Projected benefit obligation at beginning of year	$26,646	$32,991
Service cost	252	333
Interest cost	1,312	1,185
Actuarial loss	(726)	(5,364)
Benefit payments	(990)	(1,116)
Liability released through annuity purchase	(1,452)	(1,383)
Projected benefit obligation at end of year	$25,042	$26,646

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$32,753	$40,049
Actual return on plan assets	1,127	(4,797)
Benefit and administrative expense payments	(990)	(1,116)
Annuities purchased	(1,452)	(1,383)
Fair value of plan assets at end of year	$31,438	$32,753

Funded status
Funded status at end of year	$6,396	$6,107
Amount recognized in the Consolidated Balance Sheets	$6,396	$6,107

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2024	2023
Discount rate	5.27%	5.03%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2024 and fiscal 2023, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2024 and fiscal 2023, the projected benefit obligation and plan assets decreased $1,452 and $1,383, respectively. The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2024 and 2023 was $22,398 and $23,784, respectively. At March 31, 2024 and 2023, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2024	2023
Net actuarial loss	$6,847	$7,506

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2024	2023
Net actuarial loss arising during the year	$—	$1,246
Amortization of actuarial loss	(659)	(493)
	$(659)	$753

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2025	$1,036
2026	1,001
2027	1,013
2028	1,126
2029	1,193
2030-2034	7,939
Total	$13,308

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2024	2023
Equity securities	20%	22%	20%
Debt securities	80%	78%	80%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2024 and 2023, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$81	$81	$—	$—

Equity securities:
U.S. companies	4,141	4,141	—	—
International companies	2,610	2,610	—	—

Fixed income:
Corporate bond funds
Long-term	24,606	24,606	—	—
	$31,438	$31,438	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$91	$91	$—	$—

Equity securities:
U.S. companies	3,824	3,824	—	—
International companies	2,555	2,555	—	—

Fixed income:
Corporate bond funds
Long-term	26,283	26,283	—	—
	$32,753	$32,753	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company's contribution to the defined contribution plan for these employees in fiscal 2024, fiscal 2023 and fiscal 2022 was $1,237, $1,030 and $710, respectively.

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2024, fiscal 2023, and fiscal 2022 related to this plan was $54, $74 and $346, respectively. The weighted average discount rate used to determine pension expense for this plan was 5.01%, 3.64% and 3.21% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The weighted average rate of increase in compensation levels used to develop pension expense for this plan was 3% in each of fiscal 2024, fiscal 2023 and fiscal 2022. At March 31, 2024 and 2023, the projected benefit obligation was $1,060 and $1,104, respectively, and is included in the caption "Accrued Pension and Postretirement Benefit Liabilities" in the Consolidated Balance Sheets. The amounts recognized in accumulated other comprehensive loss, net of income tax, consist of a net actuarial loss of ($69) and ($47) at March 31, 2024 and 2023, respectively.

The Company has a domestic defined contribution plan (401(k)) covering substantially all employees. The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $1,914 in fiscal 2024, $1,904 in fiscal 2023 and $1,365 in fiscal 2022.

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

The components of postretirement benefit expense are:

	Year ended March 31,
	2024	2023	2022
Interest cost on accumulated benefit obligation	$15	$15	$13
Amortization of actuarial loss	0	12	25
Net postretirement benefit expense	$15	$27	$38

Net postretirement benefit expense is included in Other (expense) income, net in the Consolidated Statements of Operations.

The weighted average discount rates used to develop the net postretirement benefit cost were 4.76%, 3.32% and 2.34% in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Changes in the Company's benefit obligation, plan assets and funded status for the plan are as follows:

	Year ended March 31,
	2024	2023
Change in the benefit obligation
Projected benefit obligation at beginning of year	$355	$478
Interest cost	15	15
Actuarial gain	(15)	(95)
Benefit payments	(44)	(43)
Projected benefit obligation at end of year	$311	$355

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	44	43
Benefit payments	(44)	(43)
Fair value of plan assets at end of year	$—	$—

Funded status
Funded status at end of year	$(311)	$(355)
Amount recognized in the Consolidated Balance Sheets	$(311)	$(355)

The weighted average actuarial assumptions used to develop the accrued postretirement benefit obligation were:

	March 31,
	2024	2023
Discount rate	5.08%	4.76%
Medical care cost trend rate	7.00%	7.00%

The medical care cost trend rate used in the actuarial computation ultimately reduces to 4.5% in 2028 and subsequent years. This was accomplished using 0.5% decrements for the years ended March 31, 2024 through 2029.

The current portion of the accrued postretirement benefit obligation of $49 at March 31, 2024 and 2023, respectively, is included in the caption Accrued compensation and the long-term portion is included in the caption Accrued pension and postretirement benefit liabilities in the Consolidated Balance Sheets.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2024	2023
Net actuarial (gain) loss	$(2)	$11

The decrease in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2024	2023
Net actuarial gain arising during the year	$(13)	$(74)
Amortization of actuarial loss	(0)	(9)
	$(13)	$(83)

The following benefit payments are expected to be paid during the fiscal years ending March 31:

2025	$44
2026	41
2027	38
2028	35
2029	32
2030-2034	119
Total	$309

Note 13 - Stock Compensation Plans:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan") provides for the issuance of 722 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company's prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. There were 424 shares available for future grants pursuant to the 2020 Plan at March 31, 2024.

The following grants of restricted stock units ("RSUs"), performance stock units ("PSUs"), and restricted stock awards ("RSAs") were awarded:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Year Ended March 31,	Directors	Key Employees	Key Employees	Awarded
2024
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79
2023
Time Vesting RSUs	37	56	33	126
Performance Vesting PSUs	—	—	112	112
2022
Time Vested RSAs	22	54	—	76
Performance Vested RSAs	—	—	88	88

(1) Subject to the terms of the applicable award.

Stock-based compensation cost and the related tax benefits were as follows:

	Stock-Based	Related
Year Ended March 31,	Compensation Cost	Tax Benefits
2024	1,188	264
2023	785	173
2022	780	173

The following table summarizes information about the Company's stock option awards during, fiscal 2023 and fiscal 2022:

		Weighted
	Shares	Average	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
Outstanding at March 31, 2021	37	18.92
Exercised	—
Expired	(4)	21.19
Outstanding at March 31, 2022	33	18.65
Exercised	—
Expired	(33)	18.65
Outstanding at March 31, 2023	—

Vested or expected to vest at March 31, 2023	—

Exercisable at March 31, 2023	—

As of March 31, 2024, there was $2,007 of total unrecognized stock-based compensation expense related to non-vested restricted stock. The Company expects to recognize this expense over a weighted average period of 1.32 years.

The following table summarizes information about the Company's RSAs, RSUs, and PSUs granted during fiscal 2024, fiscal 2023 and fiscal 2022:

	Number of RSAs, RSUs and PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at March 31, 2021	165	20.56
Granted	164	18.29
Vested	(58)	18.15
Forfeited	(112)	21.29
Non-vested at March 31, 2022	159	18.59
Granted	238	8.51
Vested	(35)	8.14
Forfeited	(57)	18.86
Non-vested at March 31, 2023	305	11.09
Granted	157	10.95
Vested	(68)	11.96
Forfeited	(25)	15.29
Non-vested at March 31, 2024	369	11.05	$10,083

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. A total of 400 shares of common stock may be purchased under the ESPP. Issuance of shares, stock-based compensation cost and the related tax benefits were as follows:

	Issued from	Issued from	Stock-Based	Related
Year Ended March 31,	Treasury Shares	Common Stock	Compensation Cost	Tax Benefits
2024	—	50	91	20
2023	29	17	21	5
2022	18	—	29	7

Note 14 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2024 and fiscal 2023 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	(6,970)	499	(6,471)
Other comprehensive income before reclassifications	(1,023)	(492)	(1,515)
Amounts reclassified from accumulated other comprehensive loss	523	—	523
Net current-period other comprehensive income	(500)	(492)	(992)
Balance at March 31, 2023	(7,470)	7	(7,463)
Other comprehensive income before reclassifications	35	(244)	(209)
Amounts reclassified from accumulated other comprehensive loss	659	—	659
Net current-period other comprehensive income	694	(244)	450
Balance at March 31, 2024	$(6,776)	$(237)	$(7,013)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2024

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(843)	(1)
	(843)		Income before provision for income taxes
	(184)		Provision for income taxes
	$(659)		Net income

Year ended March 31, 2023

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(672)	(1)
	(672)		Income before provision for income taxes
	(149)		Provision for income taxes
	$(523)		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 12.

Note 15 - Segment Information:

The Company has one reporting segment as its operating segments meet the requirements for aggregation. The Company and its operating subsidiaries design and manufacture mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. The Company also services and sells spare parts for its equipment.

See Note 3 to the Consolidated Financial Statements for net sales by market and geographic area.

In fiscal 2024, the Company had two customers whose sales amounted to 16% and 15% of total consolidated net sales. In fiscal 2023, the Company had two customers whose sales amounted to 15% and 12% of total consolidated net sales. In fiscal 2022, the Company had two customers whose sales amounted to 12% and 10% of total consolidated net sales. One customer representing such sales was the same customer in fiscal 2024, fiscal 2023 and fiscal 2022.

Note 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program. No shares were purchased under this program in fiscal 2024, fiscal 2023 or fiscal 2022. Under the terms of our credit agreement with Wells Fargo, the Company cannot repurchase shares of its common stock if the Company is in default or if such repurchase would result in an event of default under the credit agreement.

Note 17 – Commitments and Contingencies:

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

As of March 31, 2024, the Company was subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material effect on the Company’s results of operations, financial position or cash flows.

Note 18 - Other Operating (Income) Expense, Net:

During the fourth quarter ended March 31, 2024, the Company adjusted the earn-out value related to the acquisition of P3 (see Note 2), therefore the Company recognized a change in fair value of the contingent liability in the amount $80, which was included in Other operating expense (income), net in the Consolidated Statement of Operations in fiscal 2024.

On November 29, 2021, the Company and Jeffrey F. Glajch entered into a Severance and Transition Agreement (the "Agreement") pursuant to which Mr. Glajch agreed to retire from his position the earlier of June 30, 2022 or as of a date upon which the Company and Mr. Glajch otherwise mutually agreed. On March 27, 2022, the Company and Mr. Glajch entered into an Amended and Restated Severance and Transition Agreement (the "Amended Agreement") in which Mr. Glajch agreed to retire on April 15, 2022. Mr. Glajch agreed to provide certain transition-related services to the Company for a period of nine months following the date of separation. The Amended Agreement also provides that the company will pay Mr. Glajch a severance payment in an amount equal to nine months of Mr. Glajch's base salary commencing in April 2022 as well as health care premiums. As a result, expense of $275 is recognized and included in Other operating expense (income), net in the Consolidated Statement of Operations in fiscal 2022. As of March 31, 2024 and March 31, 2023, the liability was zero.

On August 9, 2021, the Company and James R. Lines entered into a Severance and Transition Agreement (the "Transition Agreement") pursuant to which Mr. Lines resigned from his position as the Company's Chief Executive Officer and as a member of the Board of Directors, and from positions he holds with all Company subsidiaries and affiliates, effective as of the close of business on August 31, 2021. The Transition Agreement provides that for a period of 18 months following the separation date, Mr. Lines is paid his base salary as well as health care premiums. As a result, expense of $798 is recognized and included in Other operating expense (income), net in the Consolidated Statement of Operations in fiscal 2022. As of March 31, 2024 and March 31, 2023, the liability was zero.

During the second quarter ended September 30, 2021, the Company terminated the earn-out agreement related to the acquisition of BN, therefore the Company recognized a change in fair value of the contingent liability in the amount $1,900, which was included in Other operating expense (income), net in the Consolidated Statement of Operations in fiscal 2022.

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

Changes in Internal Control Over Financial Reporting

Other than the events discussed under the section entitled "P3 Technologies, LLC Acquisition" below, there has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

P3 Technologies, LLC Acquisition

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

We are in the process of implementing our internal control structure over P3 Technologies, LLC and we expect that this effort will be completed during the fiscal year ending March 31, 2025.

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

Under the supervision and with the participation of management, including our President and Chief Executive Officer (principal executive officer) and Vice President–Finance and Chief Financial Officer (principal financial officer) we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated June 7, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at P3 Technologies, LLC, which was acquired on November 9, 2023, and whose financial statements constitute 5% and 5% of net and total assets, respectively, 1% of revenues, and less than 1% of net income of the consolidated financial statement amounts as of and for the year ended March 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at P3 Technologies, LLC.

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

Rochester, New York

June 7, 2024

We have served as the Company's auditor since 1993.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," and "Corporate Governance" contained in our proxy statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2024. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the heading “Delinquent Section 16(a) Reports” contained in our proxy statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2024.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation," "Pay Versus Performance,” and "Director Compensation" contained in our proxy statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2024

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	313,145	$—	557,207	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	313,145	$—	557,207

(1) Includes 133,434 shares remaining available under our Employee Stock Purchase Plan

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Appointment of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2024 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2024.

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

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 1, 2022.
(4)	Instrument Defining the Rights of Security Holders, including Indentures
	4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2019.
(10)	Material Contracts
#	10.1

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

#	10.12

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2023 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 23, 2022.

#	10.13

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2024 is incorporated herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 17, 2023.

#	10.14

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2023 is incorporate herein by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 2, 2022.

#	10.15

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2024 is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 17, 2023.

#	10.16	Form of Director Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
#	10.17	Form of Director Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
#	10.18

Form of Employee Performance Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

#	10.19

Form of Employee Time Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

#	10.20

Description of Amendment to the Restricted Stock Unit Agreement by and between the Company and Daniel J. Thoren incorporated herein by reference from Item 5.02 of the Company's Current Report on Form 8-K dated July 25, 2023.

#	10.21

Amended and Restated Performance Bonus Agreement between Graham Acquisition I, LLC and Barber-Nichols, LLC is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

#	10.22

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 13, 2016.

#	10.23	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
#	10.24

Form of Employee Time-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#	10.25

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

	10.27

Pledge Agreement between the Company and HSBC Bank USA, National Association, dated August 13, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

	10.28

Letter Agreement dated October 28, 2020 between the Company and HSBC Bank USA, National Association is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 28, 2020.

	10.29

Unit Purchase Agreement, dated as of June 1, 2021, between Graham Corporation, Graham Acquisition I, LLC, BNI Holdings, Inc., and certain other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2021.

10.30

Credit Agreement dated as of October 13, 2023, by and among Graham Corporation and Wells Fargo Bank, National Association is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 18, 2023.

(21)	Subsidiaries of the registrant
*	21.1	Subsidiaries of the registrant
(23)	Consents of Experts and Counsel
*	23.1	Consent of Deloitte & Touche LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	31.1	Certification of Principal Executive Officer
*	31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
**	32.1	Section 1350 Certifications
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
*	97.1	Graham Corporation Policy for the Recovery of Erroneously Awarded Compensation
(101)	Interactive Data File
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Definitions Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File embedded within the Inline XBRL document
*	Exhibits filed with this report.
**	Exhibit furnished with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2024
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$1,841	$587	$—	$(2,349)	$79
Product warranty liability	$578	$410	$—	$(182)	$806

Year ended March 31, 2023
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$87	$1,765	$—	$(11)	$1,841
Reserves included in the balance sheet caption "accrued expenses"	$760	$—	$—	$(760)	$—
Product warranty liability	$441	$364	$—	$(227)	$578

Year ended March 31, 2022
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$29	$163	$21	$(126)	$87
Reserves included in the balance sheet caption "accrued expenses"	$—	$1,073	$—	$(313)	$760
Product warranty liability	$626	$386	$169	$(740)	$441

Amounts under the column labeled "Charged to Other Accounts" above represent amounts acquired in the BN acquisition.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 7, 2024	By:	/s/ Christopher J. Thome
Christopher J. Thome
Vice President-Finance,
Chief Financial Officer, Chief Accounting Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Daniel J. Thoren	President and Chief Executive Officer and	June 7, 2024
Daniel J. Thoren	Director (Principal Executive Officer)

/s/ Christopher J. Thome	Vice President-Finance, Chief	June 7, 2024
Christopher J. Thome	Financial Officer, Chief Accounting Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. Barber	Director	June 7, 2024
James J. Barber

/s/ Alan Fortier	Director	June 7, 2024
Alan Fortier

/s/ Cari L. Jaroslawsky	Director	June 7, 2024
Cari L. Jaroslawsky

/s/ Jonathan W. Painter	Director and Chairman of the Board	June 7, 2024
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 7, 2024
Lisa M. Schnorr

/s/ Troy A. Stoner	Director	June 7, 2024
Troy A. Stoner