Form 10-K/A
period 2024-03-31
GRAHAM CORP
filed 2024-06-28
CIK 716314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
March 31
, 2024
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
YES
 ☒ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
EXPLANATORY NOTE
Graham Corporation (the “Company”) is filing this Amendment No.1 on Form
10-K/A
to its Annual Report on Form
10-K
for the fiscal year ended March 31, 2024 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on June 7, 2024, solely for the purpose of adding the conformed signature of Deloitte & Touche LLP to the Report of Independent Registered Public Accounting Firm included in Item 8 and Part 9A of Part II of the Original Filing (the “Audit Reports”). The signed Audit Reports were received by the Company prior to the Original Filing being filed with the SEC, but the conformed signature in the Audit Reports was inadvertently omitted from the Original Filing.
Pursuant to Rule
12b-15
of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 15. Exhibits, Financial Statement Schedules and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment.
Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form
10-K/A
does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form
10-K/A
does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Graham Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the “Company”) as of March 31, 2024 and 2023; the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2024 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/
DELOITTE
& TOUCHE LLP
Rochester, New York
June 7, 2024
We have served as the Company’s auditor since 1993.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Years Ended March 31,
	2024	2023	2022
Net sales	$185,533	$157,118	$122,814
Cost of products sold	144,948	131,710	113,685

Gross profit	40,585	25,408	9,129

Operating expenses and income:
Selling, general and administrative	32,217	23,063	20,386
Selling, general and administrative—amortization	1,366	1,095	913
Other operating expense (income), net	80	—	(827)

Operating income (loss)	6,922	1,250	(11,343)
Other expenses and income:
Loss on extinguishment of debt	726	—	—
Other expense (income), net	374	(250)	(527)
Interest expense, net	248	939	400

Total other expenses and income	1,348	689	(127)

Income (loss) before provision (benefit) for income taxes	5,574	561	(11,216)
Provision (benefit) for income taxes	1,018	194	(2,443)

Net Income (loss)	$4,556	$367	$(8,773)

Per share data:
Basic:
Net income (loss)	$0.42	$0.03	$(0.83)

Diluted:
Net income (loss)	$0.42	$0.03	$(0.83)

Average common shares outstanding:
Basic	10,743	10,614	10,541
Diluted	10,844	10,654	10,541
Dividends declared per share	$—	$—	$0.33
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

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended March 31, 2024, 2023 and 2022
(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at March 31, 2021	10,748	$1,075	$27,272	$89,372	$(7,397)	$(12,393)	$97,929
Comprehensive income (loss)				(8,773)	926		(7,847)
Issuance of shares	164	16	(16)				—
Forfeiture of shares	(111)	(11)	11				—
Dividends				(3,523)			(3,523)
Recognition of equity-based compensation expense			809				809
Purchase of treasury stock						(41)	(41)
Issuance of treasury stock			(306)			9,473	9,167

Balance at March 31, 2022	10,801	1,080	27,770	77,076	(6,471)	(2,961)	96,494
Comprehensive income (loss)				367	(992)		(625)
Issuance of shares	17	—	—				—
Forfeiture of shares	(44)	(5)	5				—
Recognition of equity-based compensation expense			806				806
Purchase of treasury stock						(21)	(21)
Issuance of treasury stock			(520)			799	279

Balance at March 31, 2023	10,774	1,075	28,061	77,443	(7,463)	(2,183)	96,933
Comprehensive income (loss)				4,556	450		5,006
Issuance of shares	229	25	2,674			(293)	2,406
Forfeiture of shares	(10)	(1)	1				—
Recognition of equity-based compensation expense			1,279				1,279
Purchase of treasury stock						(58)	(58)

Balance at March 31, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2024, 2023 and 2022
(Amounts in thousands, except per share data)
Note 1 - The Company and Its Accounting Policies:
Graham Corporation, and its operating subsidiaries, (together, the “Company”), is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. The Company acquired Barber-Nichols, LLC (“BN”) in June 2021. The accompanying Consolidated Financial Statements include BN at March 31, 2024, 2023 and for the period June 1, 2021 through March 31, 2024. The Company acquired P3 Technologies, LLC (“P3”) in November 2023. The accompanying Consolidated Financial Statements include P3 at March 31, 2024 and for the period of November 9, 2023 through March 31, 2024. The Company’s significant accounting policies are set forth below.
The Company’s fiscal years ended March 31, 2024, 2023 and 2022 are referred to as “fiscal 2024,” “fiscal 2023” and “fiscal 2022,” respectively.
Principles of consolidation and use of estimates in the preparation of consolidated financial statements
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BN, located in Arvada, CO, P3, located in Jupiter, FL, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China, and Graham India Private Limited (“GIPL”), located in India. All intercompany balances, transactions and profits are eliminated in consolidation.
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
Translation of foreign currencies
Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at currency exchange rates in effect at year end and revenues and expenses are translated at average exchange rates in effect for the year. Gains and losses resulting from foreign currency transactions are included in results of operations. The Company’s sales and purchases in foreign currencies are not material to the overall consolidated financial statements. Therefore, foreign currency transaction gains and losses have not historically impacted the Company’s financial results materially. Gains and losses resulting from translation of the foreign subsidiaries balance sheets are included in a separate component of stockholders’ equity. Translation adjustments are not adjusted for income taxes since they relate to an investment, which is permanent in nature.
Revenue recognition
The Company accounts for revenue in accordance with Accounting Standard Codification 606, “Revenue from Contracts with Customers” (“ASC 606”).
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

Trade Accounts receivable, net of allowances
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The provision for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional provisions in the future.
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
Goodwill is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than its carrying amount, or if significant adverse changes in the Company’s future financial performance occur that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, the Company can elect to forgo the qualitative assessment and perform the quantitative test. If the qualitative assessment indicates that the quantitative analysis should be performed, or if management elects to bypass a qualitative assessment, the Company then evaluates goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill.
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
Note 2—Acquisition
On November 9, 2023, the Company completed its acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, FL that serves the space, new energy, defense, and medical industries. The Company believes this acquisition advances its growth strategy, further diversifies its market and product offerings, and broadens its turbomachinery solutions. P3 will be managed through the Company’s Barber-Nichols, LLC subsidiary and is highly complementary to BN’s technology and enhances its turbomachinery solutions.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $11,238 was comprised of 125 shares of the Company’s common stock, representing a value of $1,930, and cash consideration of $7,098, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on the Company’s line of credit. The purchase agreement included a contingent earn-out
dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. At November 9, 2023, a liability of $2,040 was recorded for the contingent earn-out.
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

	Before Adjustment of Preliminary Allocation of Purchase Price November 9, 2023	Adjustments	After Adjustment of Final Allocation of Purchase Price March 31, 2024
Assets acquired:
Cash and cash equivalents	$286	$—	$286
Trade accounts receivable, net of allowances	465		465
Unbilled revenue	302		302
Inventories	443	365	808
Prepaid expenses and other current assets	93		93
Property, plant & equipment, net	542		542
Operating lease assets	130		130
Goodwill	1,565	432	1,997
Customer relationships	4,400		4,400
Technology and technical know-how	2,500		2,500
Tradename	300		300
Deferred income tax asset	53	(53)	—

Total assets acquired	11,079	744	11,823
Liabilities assumed:
Accrued compensation	62		62
Customer deposits	389		389
Operating lease liabilities	134		134

Total liabilities assumed	585	—	585

Purchase price	$10,494	$744	$11,238

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how,
and tradename. The tradename is included in the line item “Other intangible assets, net” in the Consolidated Balance Sheets. The fair value of customer relationships was calculated using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. The fair value of tradename and technology and technical know-how
were both calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset.
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
The following tables present the Company’s net sales disaggregated by market and geographic area:

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
The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted on a cumulative catch-up
basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management. Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606. The following table presents the Company’s revenue percentages disaggregated by revenue recognized over time or upon shipment:

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
Note 8—Leases:
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
The Company previously entered into operating leases with Ascent Properties Group, LLC (“Ascent”), a limited liability company of which our Chief Executive Officer holds a majority interest, for an office and manufacturing building in Arvada, CO as well as machinery and equipment. During fiscal 2023, the Company entered into an additional lease with Ascent for another manufacturing building in Arvada, CO. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $952, $843 and $707 in fiscal 2024, 2023 and 2022, respectively. Future minimum lease payments under these leases as of March 31, 2024 are $5,785.
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
Note 9 - Debt:
On October 13, 2023, the Company terminated its revolving credit facility and repaid its term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) that provides a $35,000 line of credit and automatically increases to $50,000 upon the Company satisfying specified covenants (the “New Revolving Credit Facility”). The additional $15,000 will automatically be available upon (a) the Company achieving a minimum consolidated EBITDA, as defined in the agreement, of $15,000, computed on a trailing twelve month basis, for three consecutive quarters and (b) a minimum liquidity (consisting of cash and borrowing availability under the New Revolving Credit Facility) for the Company of at least $7,500. The New Revolving Credit Facility has a $25,000
sub-limit
for letters of credit and the Company may request the issuance of cash secured letters of credit in an aggregate amount of up to $7,500. As of March 31, 2024 , there was $0 borrowed and $1,890 letters of credit outstanding on the New Revolving Credit Facility.
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
Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and
(c) one-month
term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of March 31, 2024, the SOFR rate was 5.34%.
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
Fair Value of Financial Instruments
The estimates of the fair value of financial instruments are summarized as follows:
Cash and cash equivalents
: The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments and are considered Level 1 assets in the fair value hierarchy.
Short-term and long-term debt
: The carrying values of credit facilities with variable rates of interest approximates fair values and is considered a Level 2 liability in the fair value hierarchy.
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

The net deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company’s net deferred income tax asset (liability) follows:

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

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for tax years 2020 through 2023 and examination in state tax jurisdictions for tax years 2019 through 2023. The Company is subject to examination in the People’s Republic of China for tax years 2020 through 2023 and in India for tax years 2018 through 2022. The liability for unrecognized tax benefits was $0 at each of March 31, 2024 and 2023.
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
The fair values of the Company’s pension plan assets at March 31, 2024 and 2023, by asset category, are as follows:

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

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company’s domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company’s contribution to the defined contribution plan for these employees in fiscal 2024, fiscal 2023 and fiscal 2022 was $1,237, $1,030 and $710, respectively.
The Company has an unfunded Supplemental Executive Retirement Plan (“SERP”) which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2024, fiscal 2023, and fiscal 2022 related to this plan was $54, $74 and $346, respectively. The weighted average discount rate used to determine pension expense for this plan was 5.01%, 3.64% and 3.21% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The weighted average rate of increase in compensation levels used to develop pension expense for this plan was 3% in each of fiscal 2024, fiscal 2023 and fiscal 2022. At March 31, 2024 and 2023, the projected benefit obligation was $1,060 and $1,104, respectively, and is included in the caption “Accrued Pension and Postretirement Benefit Liabilities” in the Consolidated Balance Sheets. The amounts recognized in accumulated other comprehensive loss, net of income tax, consist of a net actuarial loss of ($69) and ($47) at March 31, 2024 and 2023, respectively.
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

Note 13 - Stock Compensation Plans:
The 2020 Graham Corporation Equity Incentive Plan (the “2020 Plan”) provides for the issuance of 722 shares of common stock in connection with grants of incentive stock options, non-qualified
stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to increase Shareholder Value (the “2000 Plan”). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. There were 424 shares available for future grants pursuant to the 2020 Plan at March 31, 2024.
The following grants of restricted stock units (“RSUs”), performance stock units (“PSUs”), and restricted stock awards (“RSAs”) were awarded:

	Vest 100% on First Anniversary (1)	Vest One-Third Per Year Over Three-Year Term (1)	Vest 100% on Third Anniversary (1)
Year Ended March 31,	Directors	Officers and Key Employees	Officers and Key Employees	Total Shares Awarded
2024
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79
2023
Time Vesting RSUs	37	56	33	126
Performance Vesting PSUs	—	—	112	112
2022
Time Vested RSAs	22	54	—	76
Performance Vested RSAs	—	—	88	88

(1)	Subject to the terms of the applicable award.
Stock-based compensation cost and the related tax benefits were as follows:

Year Ended March 31,	Stock-Based Compensation Cost	Related Tax Benefits
2024	1,188	264
2023	785	173
2022	780	173
The following table summarizes information about the Company’s stock option awards during, fiscal 2023 and fiscal 2022:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	37	18.92
Exercised	—
Expired	(4)	21.19

Outstanding at March 31, 2022	33	18.65
Exercised	—
Expired	(33)	18.65

Outstanding at March 31, 2023	—

Vested or expected to vest at March 31, 2023	—

Exercisable at March 31, 2023	—

As of March 31, 2024, there was $2,007 of total unrecognized stock-based compensation expense related to non-vested
restricted stock. The Company expects to recognize this expense over a weighted average period of 1.32 years.

The following table summarizes information about the Company’s RSAs, RSUs, and PSUs granted during fiscal 2024, fiscal 2023 and fiscal 2022:

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

The Company has an Employee Stock Purchase Plan, as amended (the “ESPP”), which allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month
offering period. A total of 400 shares of common stock may be purchased under the ESPP. Issuance of shares, stock-based compensation cost and the related tax benefits were as follows:

Year Ended March 31,	Issued from Treasury Shares	Issued from Common Stock	Stock-Based Compensation Cost	Related Tax Benefits
2024	—	50	91	20
2023	29	17	21	5
2022	18	—	29	7
Note 14 – Changes in Accumulated Other Comprehensive Loss:
The changes in accumulated other comprehensive loss by component for fiscal 2024 and fiscal 2023 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2022	(6,970)	499	(6,471)

Other comprehensive income before reclassifications	(1,023)	(492)	(1,515)
Amounts reclassified from accumulated other comprehensive loss	523	—	523

Net current-period other comprehensive income	(500)	(492)	(992)

Balance at March 31, 2023	(7,470)	7	(7,463)

Other comprehensive income before reclassifications	35	(244)	(209)
Amounts reclassified from accumulated other comprehensive loss	659	—	659

Net current-period other comprehensive income	694	(244)	450

Balance at March 31, 2024	$(6,776)	$(237)	$(7,013)

The reclassifications out of accumulated other comprehensive loss by component are as follows:
Year ended March 31, 2024

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(843	) (1)

	(843)		Income before provision for income taxes
	(184)		Provision for income taxes

	$(659)		Net income

Year ended March 31, 2023

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(672	) (1)

	(672)		Income before provision for income taxes
	(149)		Provision for income taxes

	$(523)		Net income

(1)	These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 12.
Note 15—Segment Information:
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
On November 29, 2021, the Company and Jeffrey F. Glajch entered into a Severance and Transition Agreement (the “Agreement”) pursuant to which Mr. Glajch agreed to retire from his position the earlier of June 30, 2022 or as of a date upon which the Company and Mr. Glajch otherwise mutually agreed. On March 27, 2022, the Company and Mr. Glajch entered into an Amended and Restated Severance and Transition Agreement (the “Amended Agreement”) in which Mr. Glajch agreed to retire on April 15, 2022. Mr. Glajch agreed to provide certain transition-related services to the Company for a period of nine months following the date of separation. The Amended Agreement also provides that the company will pay Mr. Glajch a severance payment in an amount equal to nine months of Mr. Glajch’s base salary commencing in April 2022 as well as health care premiums. As a result, expense of $275 is recognized and included in Other operating expense (income), net in the Consolidated Statement of Operations in fiscal 2022. As of March 31, 2024 and March 31, 2023, the liability was zero.
On August 9, 2021, the Company and James R. Lines entered into a Severance and Transition Agreement (the “Transition Agreement”) pursuant to which Mr. Lines resigned from his position as the Company’s Chief Executive Officer and as a member of the Board of Directors, and from positions he holds with all Company subsidiaries and affiliates, effective as of the close of business on August 31, 2021. The Transition Agreement provides that for a period of 18 months following the separation date, Mr. Lines is paid his base salary as well as health care premiums. As a result, expense of $798 is recognized and included in Other operating expense (income), net in the Consolidated Statement of Operations in fiscal 2022. As of March 31, 2024 and March 31, 2023, the liability was zero.
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

Changes in Internal Control Over Financial Reporting
Other than the events discussed under the section entitled “P3 Technologies, LLC Acquisition” below, there has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form
10-K
that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
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

/s/
DELOITTE
 & TOUCHE LLP
Rochester, New York
June 7, 2024
We have served as the Company’s auditor since 1993.

Part IV
Item 15. Exhibits, Financial Statement Schedules
We have filed our Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
and have listed such financial statements in the Index to Financial Statements included in Item 8. In addition, the financial statement schedule entitled “Schedule II - Valuation and Qualifying Accounts” is filed as part of this Form
10-K
under this Item 15.
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

	3.1	Certificate of Incorporation of Graham Corporation, as amended, is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

	3.2	Amended and Restated By-laws of Graham Corporation is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2022.

(4)	Instrument Defining the Rights of Security Holders, including Indentures

	4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

(10)	Material Contracts

	#10.1	Employment Agreement, dated as of June 1, 2021, between Graham Corporation and Daniel Thoren is incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 1, 2021.

	#10.2	Amended and Restated Employment Agreement dated as of August 31, 2021 between Graham Corporation and Daniel Thoren is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 9, 2021.

	#10.3	Employment Agreement, dated as of March 7, 2022, between Graham Corporation and Christopher Thome is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2022.

	#10.4	Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

	#10.5	Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 31, 2008.

	#10.6	Employment Agreement dated June 1, 2021, between Graham Corporation and Matthew Malone, is incorporated herein by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

	#10.7	Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 29, 2010.

	#10.8	Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

	#10.9	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 24, 2016.

	#10.10	2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

	#10.11	Amendment No. 1 to the 2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A dated July 10, 2023.

#10.12	Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2023 is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 23, 2022.

#10.13	Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2024 is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 17, 2023.

#10.14	Graham Corporation Annual Executive Cash Bonus Program in effect for Company’s named executive officers for the fiscal year ending March 31, 2023 is incorporate herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 2, 2022.

#10.15	Graham Corporation Annual Executive Cash Bonus Program in effect for Company’s named executive officers for the fiscal year ending March 31, 2024 is incorporated herein by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 17, 2023.

#10.16	Form of Director Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

#10.17	Form of Director Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

#10.18	Form of Employee Performance Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

#10.19	Form of Employee Time Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

#10.20	Description of Amendment to the Restricted Stock Unit Agreement by and between the Company and Daniel J. Thoren incorporated herein by reference from Item 5.02 of the Company’s Current Report on Form 8-K dated July 25, 2023.

#10.21	Amended and Restated Performance Bonus Agreement between Graham Acquisition I, LLC and Barber-Nichols, LLC is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

#10.22	Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 13, 2016.

#10.23	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

#10.24	Form of Employee Time-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#10.25	Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

10.26	Pledge Agreement between the Company and HSBC Bank USA, National Association, dated May 1, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2020.

10.27	Pledge Agreement between the Company and HSBC Bank USA, National Association, dated August 13, 2020 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

10.28	Letter Agreement dated October 28, 2020 between the Company and HSBC Bank USA, National Association is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2020.

10.29	Unit Purchase Agreement, dated as of June 1, 2021, between Graham Corporation, Graham Acquisition I, LLC, BNI Holdings, Inc., and certain other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2021.

	10.30	Credit Agreement dated as of October 13, 2023, by and among Graham Corporation and Wells Fargo Bank, National Association is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2023.

(21)	Subsidiaries of the registrant

	21.1	Subsidiaries of the registrant is incorporated herein by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the annual period ended March 31, 2024.

(23)	Consents of Experts and Counsel

*	23.1	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Principal Executive Officer

*	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certifications

**	32.1	Section 1350 Certifications

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation

	97.1	Graham Corporation Policy for the Recovery of Erroneously Awarded Compensation is incorporated herein by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the annual period ended March 31, 2024.

(101)	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags ar e embedded within the Inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Definitions Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File embedded within the Inline XBRL document

*	Exhibits filed with this report.
**	Exhibit furnished with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2024
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$1,841	$587	$—	$(2,349)	$79
Product warranty liability	$578	$410	$—	$(182)	$806
Year ended March 31, 2023
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$87	$1,765	$—	$(11)	$1,841
Reserves included in the balance sheet caption “accrued expenses”	$760	$—	$—	$(760)	$—
Product warranty liability	$441	$364	$—	$(227)	$578
Year ended March 31, 2022
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$29	$163	$21	$(126)	$87
Reserves included in the balance sheet caption “accrued expenses”	$—	$1,073	$—	$(313)	$760
Product warranty liability	$626	$386	$169	$(740)	$441
Amounts under the column labeled “Charged to Other Accounts” above represent amounts acquired in the BN acquisition.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 28, 2024	By:	/s/ C HRISTOPHER J. T HOME
Christopher J. Thome
Vice President-Finance,
Chief Financial Officer, Chief Accounting Officer and Corporate Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ D ANIEL J. T HOREN	President and Chief Executive Officer and	June 28, 2024
Daniel J. Thoren	Director (Principal Executive Officer)

/s/ C HRISTOPHER J. T HOME	Vice President-Finance, Chief	June 28, 2024
Christopher J. Thome	Financial Officer, Chief Accounting Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ J AMES J. B ARBER	Director	June 28, 2024
James J. Barber

/s/ A LAN F ORTIER	Director	June 28, 2024
Alan Fortier

/s/ C ARI L. J AROSLAWSKY	Director	June 28, 2024
Cari L. Jaroslawsky

/s/ J ONATHAN W. P AINTER	Director and Chairman of the Board	June 28, 2024
Jonathan W. Painter

/s/ L ISA M. S CHNORR	Director	June 28, 2024
Lisa M. Schnorr

/s/ T ROY A. S TONER	Director	June 28, 2024
Troy A. Stoner