Form 10-Q
period 2024-06-30
GRAHAM CORP
filed 2024-08-07
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

As of August 6, 2024, there were outstanding 10,891,309 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2024 and March 31, 2024 and for the three months ended June 30, 2024 and 2023

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Net sales	$49,951	$47,569
Cost of products sold	37,583	36,592
Gross profit	12,368	10,977
Other operating expenses and income:
Selling, general and administrative	8,838	7,019
Selling, general and administrative – amortization	436	274
Other operating income, net	(130)	—
Operating income	3,224	3,684
Other expense, net	91	93
Interest (income) expense, net	(161)	185
Income before provision for income taxes	3,294	3,406
Provision for income taxes	328	766
Net income	$2,966	$2,640
Per share data
Basic:
Net income	$0.27	$0.25
Diluted:
Net income	$0.27	$0.25
Weighted average common shares outstanding:
Basic	10,862	10,653
Diluted	10,958	10,719

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Net income	$2,966	$2,640
Other comprehensive income (loss):
Foreign currency translation adjustment	(28)	(252)
Defined benefit pension and other postretirement plans net of income tax expense of $45 and $47, respectively	150	164
Total other comprehensive income (loss)	122	(88)
Total comprehensive income	$3,088	$2,552

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,611	$16,939
Trade accounts receivable, net of allowances ($78 and $79 at June 30 and March 31, 2024, respectively)	36,767	44,400
Unbilled revenue	40,039	28,015
Inventories	32,762	33,410
Prepaid expenses and other current assets	4,011	3,561
Total current assets	135,190	126,325
Property, plant and equipment, net	34,004	32,080
Prepaid pension asset	6,454	6,396
Operating lease assets	6,985	7,306
Goodwill	25,520	25,520
Customer relationships, net	14,014	14,299
Technology and technical know-how, net	10,876	11,065
Other intangible assets, net	7,101	7,181
Deferred income tax asset	2,829	2,983
Other assets	1,192	724
Total assets	$244,165	$233,879
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$20	$20
Accounts payable	19,509	20,788
Accrued compensation	10,630	16,800
Accrued expenses and other current liabilities	6,265	6,666
Customer deposits	87,658	71,987
Operating lease liabilities	1,211	1,237
Income taxes payable	894	715
Total current liabilities	126,187	118,213
Finance lease obligations	60	65
Operating lease liabilities	6,164	6,449
Accrued pension and postretirement benefit liabilities	1,258	1,254
Other long-term liabilities	2,308	2,332
Total liabilities	135,977	128,313
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,043 and 10,993 shares issued and 10,871 and 10,850 shares outstanding at June 30 and March 31, 2024, respectively	1,104	1,099
Capital in excess of par value	32,354	32,015
Retained earnings	84,965	81,999
Accumulated other comprehensive loss	(6,891)	(7,013)
Treasury stock (172 and 143 shares at June 30 and March 31, 2024, respectively)	(3,344)	(2,534)
Total stockholders’ equity	108,188	105,566
Total liabilities and stockholders’ equity	$244,165	$233,879

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$2,966	$2,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	857	793
Amortization of intangible assets	554	446
Amortization of actuarial losses	195	211
Amortization of debt issuance costs	—	59
Equity-based compensation expense	344	293
Change in fair value of contingent consideration	(130)	—
Deferred income taxes	99	855
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	7,611	(5,769)
Unbilled revenue	(12,023)	5,171
Inventories	647	780
Prepaid expenses and other current and non-current assets	(926)	(1,065)
Income taxes receivable	—	(159)
Operating lease assets	321	293
Prepaid pension asset	(58)	(72)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	(909)	(4,745)
Accrued compensation, accrued expenses and other current and non-current liabilities	(6,380)	(868)
Customer deposits	15,672	10,002
Income taxes payable	182	—
Operating lease liabilities	(310)	(256)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	4	(6)
Net cash provided by operating activities	8,716	8,603
Investing activities:
Purchase of property, plant and equipment	(2,978)	(1,499)
Acquisition of P3 Technologies, LLC	(170)	—
Net cash used by investing activities	(3,148)	(1,499)
Financing activities:
Principal repayments on debt	—	(500)
Repayments on financing lease obligations	(79)	(85)
Purchase of treasury stock	(810)	(57)
Net cash used by financing activities	(889)	(642)
Effect of exchange rate changes on cash	(7)	(57)
Net increase in cash and cash equivalents	4,672	6,405
Cash and cash equivalents at beginning of period	16,939	18,257
Cash and cash equivalents at end of period	$21,611	$24,662

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566
Comprehensive income				2,966	122		3,088
Issuance of shares	50	5	(5)				—
Recognition of equity-based compensation expense			344				344
Purchase of treasury stock						(810)	(810)
Balance at June 30, 2024	11,043	$1,104	$32,354	$84,965	$(6,891)	$(3,344)	$108,188

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933
Comprehensive income (loss)				2,640	(88)		2,552
Issuance of shares	53	8	(8)				—
Forfeiture of shares	(9)	(1)	1				—
Recognition of equity-based compensation expense			293				293
Issuance of treasury stock			294			(294)	—
Purchase of treasury stock						(57)	(57)
Balance at June 30, 2023	10,818	$1,082	$28,641	$80,083	$(7,551)	$(2,534)	$99,721

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Suzhou, China and Ahmedabad, India at June 30 and March 31, 2024, and its recently acquired wholly-owned subsidiary, P3 Technologies, LLC ("P3"), located in Jupiter, Florida (See Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2024. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("fiscal 2024"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements. The Company reviewed and evaluated subsequent events through the issuance date of the Company's unaudited Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2025 ("fiscal 2025").

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

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $11,238 was comprised of 125 shares of the Company's common stock, representing a value of $1,930, and cash consideration of $7,268, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on the Company's line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. A rollforward of the P3 contingent earn-out liability since the date of acquisition is as follows:

Balance at November 9, 2023	$2,040
Change in fair value	80
Payments	—
Balance at March 31, 2024	2,120
Change in fair value	(130)
Payments	—
Balance at June 30, 2024	$1,990

The change in fair value of the contingent earn-out liability was included in other operating income, net in the Condensed Consolidated Statements of Operations.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition and the amount exceeding the fair value of $1,997 was recorded as goodwill, which is deductible for tax purposes. Goodwill generated in the acquisition is related to P3’s assembled workforce, synergies between the Company’s other operations and P3 that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to leverage each other’s technology solutions, and the Company’s ability to utilize acquired management knowledge in providing complementary product offerings to the Company’s customers. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed:

November 9,
2023
Assets acquired:
Cash and cash equivalents	$286
Trade accounts receivable, net of allowances	465
Unbilled revenue	302
Inventories	808
Prepaid expenses and other current assets	93
Property, plant & equipment, net	542
Operating lease assets	130
Goodwill	1,997
Customer relationships	4,400
Technology and technical know-how	2,500
Tradename	300
Total assets acquired	11,823
Liabilities assumed:
Accrued compensation	62
Customer deposits	389
Operating lease liabilities	134
Total liabilities assumed	585
Purchase price	$11,238

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, and tradename. The tradename is included in the line item other intangible assets, net in the Condensed Consolidated Balance Sheets. The fair value of customer relationships was calculated using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. The fair value of tradename and technology and technical know-how were both calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset.

Customer relationships and tradename are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives of eight years and three years respectively. Technology and technical know-how is amortized in cost of products sold on a straight line basis over its estimated useful life of ten years.

During the three months ended June 30, 2024, the seller received $170 for tax liabilities owed in accordance with the purchase agreement.

The Condensed Consolidated Statement of Operations for the three months ended June 30, 2024 includes net sales for P3 of $1,578 and net income of $476. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the P3 acquisition had occurred at the beginning of each of the fiscal periods presented:

	Three Months Ended
	June 30,
	2024	2023
Net sales	$49,951	$48,999
Net income	2,966	3,085
Income per share
Basic	$0.27	$0.29
Diluted	$0.27	$0.28

The unaudited pro forma information presents the combined operating results of the Company and P3 with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of depreciation of fixed assets based on the preliminary purchase price allocation, the adjustment to interest expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at the Company’s weighted average interest rate, amortization expense related to the fair value adjustments for intangible assets, non-recurring acquisition-related costs, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate.

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended
	June 30,
Market	2024	2023
Refining	$8,242	$6,867
Chemical/Petrochemical	4,783	6,041
Defense	29,094	22,817
Space	3,947	4,822
Other	3,885	7,022
Net sales	$49,951	$47,569

Geographic Region
Asia	$5,302	$5,902
Canada	996	899
Middle East	983	1,049
South America	55	27
U.S.	40,930	38,141
All other	1,685	1,551
Net sales	$49,951	$47,569

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

	Three Months Ended
	June 30,
	2024	2023

Revenue recognized over time	82%	81%
Revenue recognized at shipment	18%	19%

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2024	March 31, 2024	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$40,039	$28,015	$12,024	$26,562	$(14,538)
Customer deposits (contract liabilities)	(87,658)	(71,987)	(15,671)	18,990	(34,661)
Net contract (liabilities) assets	$(47,619)	$(43,972)	$(3,647)

Contract liabilities at June 30 and March 31, 2024 include $15,012 and $21,426, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at June 30 and March 31, 2024, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,858 and $1,875 at June 30 and March 31, 2024, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of June 30, 2024, the Company had remaining unsatisfied performance obligations of $396,775. The Company expects to recognize revenue on approximately 35% to 45% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2024	2024
Raw materials and supplies	$5,067	$4,396
Work in process	25,642	27,065
Finished products	2,053	1,949
Total	$32,762	$33,410

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2024
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$2,186	$14,014
Technology and technical know-how	10 - 20 years	12,600	1,724	10,876
Backlog	4 years	3,900	3,733	167
Tradename	3 years	300	66	234
		$33,000	$7,709	$25,291

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2023
Intangibles subject to amortization:
Customer relationships	20 years	$11,800	$1,229	$10,571
Technology and technical know-how	20 years	10,100	1,052	9,048
Backlog	4 years	3,900	3,162	738
		$25,800	$5,443	$20,357

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Intangible amortization was $554 and $446 for the three months ended June 30, 2024 and 2023, respectively. The estimated annual amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2025	$1,664
2026	1,995
2027	1,953
2028	1,895
2029	1,895
2030 and thereafter	15,889
Total intangible amortization	$25,291

NOTE 6 – EQUITY-BASED COMPENSATION:

The 2020 Graham Corporation Equity Incentive Plan, as amended (the "2020 Plan") provides for the issuance of 722 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company’s prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan.

The following grants of time-vesting restricted stock units ("RSUs") and performance-vesting restricted stock units ("PSUs") were awarded during the three months ended June 30, 2024 and 2023:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Three months ended June 30,	Directors	Key Employees	Key Employees	Awarded
2024
Time Vesting RSUs	18	29	8	55
Performance Vesting PSUs	—	—	62	62
2023
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79
(1)
Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of June 30, 2024, a total of 400 shares of common stock may be purchased under the ESPP.

The Company has recognized equity based compensation costs, which is primarily included in selling, general and administrative costs, as follows:

	Three Months Ended
	June 30,
	2024	2023
Restricted stock awards	$27	$87
Restricted stock units	288	196
Employee stock purchase plan	29	10
	$344	$293

Income tax benefit recognized	$79	$65

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

	Three Months Ended
	June 30,
	2024	2023
Basic income per share
Numerator:
Net income	$2,966	$2,640
Denominator:
Weighted average common shares outstanding	10,862	10,653
	$0.27	$0.25

Diluted income per share
Numerator:
Net income	$2,966	$2,640
Denominator:
Weighted average common shares outstanding	10,862	10,653
Restricted stock units outstanding	96	66
Weighted average common and potential common shares outstanding	10,958	10,719
Diluted income per share	$0.27	$0.25

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2024	2023
Balance at beginning of period	$806	$578
Expense for product warranties	23	91
Product warranty claims paid	(127)	(53)
Balance at end of period	$702	$616

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	Three Months Ended
	June 30,
	2024	2023
Interest paid	$51	$256
Income taxes paid	46	70
Capital purchases recorded in accounts payable	423	197

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding its wholly-owned subsidiary Graham India Private Limited ("GIPL"). The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct totaled $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and the Company has implemented remedial actions, including strengthening its compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. The Company has voluntarily reported the findings of its investigation to the appropriate authorities in India and the U.S. Department of Justice and the Securities and Exchange Commission. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to the Company’s overall consolidated results of operations, financial position, or cash flows.

As of June 30, 2024, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company previously entered into operating leases with Ascent Properties Group, LLC, a limited liability company of which our Chief Executive Officer holds a majority interest, for two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $247 and $224 during the three months ended June 30, 2024 and 2023, respectively, and is obligated to make payments of $743 during the remainder of fiscal 2025. Future fixed minimum lease payments under these leases as of June 30, 2024 are $5,538.

NOTE 11 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2020 through 2023 and examination in state tax jurisdictions for the tax years 2019 through 2023. The Company is subject to examination in the People’s Republic of China for tax years 2020 through 2023 and in India for tax years 2018 through 2022.

There was no liability for unrecognized tax benefits at either June 30, 2024 or March 31, 2024.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. In addition, the Company continues to explore tax planning opportunities that may have a material impact on its effective tax rate. The Company's effective tax rate for the first quarter of 2025 was 10.0% on $3,294 of income before taxes compared to 22.5% on $3,406 of income before taxes for the same period in fiscal 2024. The difference between the Company's effective tax rates was primarily due to a discrete tax benefit recognized in the first quarter of fiscal 2025 related to the vesting of restricted stock awards and the Company's improved stock price over the last year, as well as a higher mix of income in lower tax rate jurisdictions in fiscal 2025 compared to fiscal 2024.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2024 and 2023 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2024	$(6,776)	$(237)	$(7,013)
Other comprehensive income before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income (loss)	150	(28)	122
Balance at June 30, 2024	$(6,626)	$(265)	$(6,891)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2023	$(7,470)	$7	$(7,463)
Other comprehensive income before reclassifications	—	(252)	(252)
Amounts reclassified from accumulated other comprehensive loss	164	—	164
Net current-period other comprehensive income (loss)	164	(252)	$(88)
Balance at June 30, 2023	$(7,306)	$(245)	$(7,551)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	June 30,
	2024		2023
Pension and other postretirement benefit items:
Amortization of actuarial loss	$195	(1)	$211	(1)	Income before benefit for income taxes
Tax effect	45		47		Provision for income taxes
	$150		$164		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 13 – DEBT:

On October 13, 2023, the Company terminated its revolving credit facility and repaid its term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $35,000 line of credit and automatically increases to $50,000 upon the Company satisfying specified covenants (the "New Revolving Credit Facility"). The additional $15,000 will automatically be available upon (a) the Company achieving a minimum consolidated EBITDA, as defined in the agreement, of $15,000, computed on a trailing twelve month basis, for three consecutive quarters and (b) a minimum liquidity (consisting of cash and borrowing availability under the New Revolving Credit Facility) for the Company of at least $7,500. The New Revolving Credit Facility has a $25,000 sub-limit for letters of credit and the Company may request the issuance of cash secured letters of credit in an aggregate amount of up to $7,500. As of June 30, 2024, there was $0 borrowed and $5,737 letters of credit outstanding on the New Revolving Credit Facility.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of June 30, 2024, the Company was in compliance with the financial covenants of the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of June 30, 2024, the SOFR rate was 5.33%.

The Company is required to pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of June 30, 2024, the amount available under the New Revolving Credit Facility was $29,263, subject to the interest and leverage covenants.

As of June 30, 2024, $562 letters of credit remain outstanding with Bank of America and are cash secured. These outstanding letters of credit are subject to a fee of 0.60% per annum. As of June 30, 2024, $4,951 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of June 30, 2024, $179 letters of credit are outstanding with China Construction Bank and are cash secured. Additionally, we have a 10,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $811 letters of credit outstanding as of June 30, 2024. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum.

On July 15, 2024, the Company and Wells Fargo entered into an amendment to the New Revolving Credit Facility, which increased the maximum aggregate principal amount of indebtedness of Foreign Subsidiaries and Non-Guarantor Subsidiaries, as defined in the New Revolving Credit Facility, allowed under the New Revolving Credit Facility from $2,000 to $3,500.

Total letters of credit outstanding as of June 30, 2024 and March 31, 2024 were $12,240 and $8,442, respectively.

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

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280)," which requires companies to enhance disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. We design and manufacture custom-engineered vacuum, heat transfer, cryogenic pump and turbomachinery products. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry, our equipment is used in propulsion, power and energy management systems, and for life support systems. We supply equipment for vacuum, heat transfer and fluid transfer applications used in energy and new energy markets including oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ammonia, ethylene, methanol, and downstream chemical facilities.

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

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured for the defense, energy, and petrochemical industries. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures, and sells specialty turbomachinery products for the space, aerospace, cryogenic, defense and energy markets. In November 2023, we acquired P3 Technologies, LLC ("P3"), located in Jupiter, Florida (See "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ends March 31, 2025, as fiscal 2025. Likewise, we refer to our fiscal year that ended March 31, 2024 and March 31, 2023 as fiscal 2024 and fiscal 2023, respectively.

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

The purchase price for P3 was $11,238 and was comprised of 125 shares of our common stock, representing a value of $1,930, and cash consideration of $7,268, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on our line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the first quarter ended June 30, 2024 (the "Form 10-Q") for additional information.

Summary

Highlights for the three months ended June 30, 2024 include:

•
Net sales for the first quarter of fiscal 2025 were $49,951, up $2,382, or 5% compared with $47,569 for the first quarter of fiscal 2024. Approximately $1,578 of this increase was due to the acquisition of P3. Additionally, the increase over the prior year was due to a $6,277 or 28% increase in sales to the defense industry, primarily due to better execution, improved pricing, and increased direct labor. These increases were partially offset by a $3,137 decrease in "Other" sales due to project timing across multiple markets and customers. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $7.8 million remained strong but were $3.0 million lower than the prior year record levels.
•
Gross profit and margin for the first quarter of fiscal 2025 was $12,368 and 24.8%, respectively. The 170 basis point improvement in gross profit margin over the comparable period of fiscal 2024 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin defense sales, and better execution and pricing on defense contracts. Additionally, first quarter fiscal 2025 gross profit benefited

$480 due to a $2,100 grant received from BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia and related equipment. BlueForge Alliance is a nonprofit, neutral integrator that supports the United States ("U.S.") Navy’s Submarine Industrial Base Initiatives.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the first quarter of fiscal 2025 increased $1,981 over the same period of fiscal 2024 and reflects the investments we are making in our operations, our employees, and our technology. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for the fiscal years ending March 31, 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During the first quarter of fiscal 2025, we recorded $1,076 related to the BN Performance Bonus, a $309 increase over the prior year. The remainder of the increase in SG&A is primarily due to costs related to the implementation of a new enterprise resource planning ("ERP") system at our Batavia facility, as well as additional costs related to P3, professional services fees, and increased research and development investment.
•
Net income and income per diluted share for the first quarter of fiscal 2025 were $2,966 and $0.27 per share, respectively, compared with net income and income per diluted share of $2,640 and $0.25 per share, respectively, for the first quarter of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2025 were $3,584 and $0.33 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $2,983 and $0.28 per share, respectively, for the first quarter of fiscal 2024, an increase of 20% and 18%, respectively. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the first quarter of fiscal 2025 were $55,767 or 112% of net sales for the quarter. As a result, backlog increased $5,907 during the quarter to $396,775 at June 30, 2024. Orders for the first quarter of fiscal 2025 benefited from follow-on orders for the second option year of alternators and regulators for the MK48 Mod 7 Heavyweight Torpedo program, as well as an order for three surface condenser systems for the world's first net-zero carbon emissions integrated ethylene cracker and derivatives site located in North America. Additionally, after-market orders for the refining and petrochemical markets for the first quarter of fiscal 2025 increased 4% to $8.2 million compared with the prior-year period. Subsequent to the end of the quarter, we were awarded a contract to provide the cryogenic thermal conditioning pumps for engine startup on a space launch vehicle and a contract to provide the MK19 Air Turbine Pump assembly for the Columbia-class submarine, which is a new program for us. These orders, combined with the MK48 order discussed above, totaled over $65,000. For more information on this key performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at June 30, 2024 were $21,611, compared with $16,939 at March 31, 2024. This increase was primarily due to cash provided by operating activities of $8,716, partially offset by $2,978 of capital expenditures as we continue to invest in process improvement and longer-term growth opportunities. Cash flow from operations during the quarter was primarily driven by cash net income and a reduction in working capital as a result of strong cash management and favorable contract terms.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "intend," "expect," "plan," "goal," "predict," "project," "outlook," "potential," "will," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including, but not limited to, those described in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for fiscal 2024 and elsewhere in the reports we file with the SEC. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

All forward-looking statements included in this Form 10-Q are made only as of the date indicated or as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on defense budget plans, accelerated ship build schedules, increased geopolitical tensions, the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in U.S. Department of Defense radar, laser, electronics, and power systems. We have built a leading position, and in some instances a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate. The timing and catalyst for a recovery in this market remains uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional energy markets will be outside the U.S. such as India and other regions of the Middle-East. Finally, over the last few years we have experienced an increase in our energy and chemical aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate. We expect this trend to continue for the foreseeable future.

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

Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial space/aerospace markets. The commercial space market has grown and evolved rapidly, and we provide rocket engine turbopump systems and components to many of the launch providers for satellites. We expect that in the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market. Sales and orders to the space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. As a result, future revenue and growth to this market can be uncertain and may negatively impact our business.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market as opportunities for growth in our legacy refining and petrochemical markets diminished. The defense market comprised 83% of our total backlog at June 30, 2024.

*Note: "FYE" refers to fiscal year ended March 31. For additional information on this key performance indicator see "Orders and Backlog" below.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023
Net sales	$49,951	$47,569
Gross profit	$12,368	$10,977
Gross profit margin	25%	23%
SG&A expenses	$9,274	$7,293
SG&A as a percent of sales	19%	15%
Net income	$2,966	$2,640
Income per diluted share	$0.27	$0.25

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended
	June 30,				Change
Market	2024	%	2023	%	$	%
Refining	$8,242	17%	$6,867	14%	$1,375	20%
Chemical/Petrochemical	4,783	10%	6,041	13%	(1,258)	-21%
Space	3,947	8%	4,822	10%	(875)	-18%
Defense	29,094	58%	22,817	48%	6,277	28%
Other	3,885	8%	7,022	15%	(3,137)	-45%
Net sales	$49,951	100%	$47,569	100%	$2,382	5%

Geographic Region
United States	$40,930	82%	$38,141	80%	$2,789	7%
International	9,021	18%	9,428	20%	(407)	-4%
Net sales	$49,951	100%	$47,569	100%	$2,382	5%

Net sales for the first quarter of fiscal 2025 were $49,951, up $2,382 or 5%, compared with $47,569 for the first quarter of fiscal 2024. Approximately $1,578 of this increase was due to the acquisition of P3. Additionally, the increase over the prior year was due to a $6,277 or 28% increase in sales to the defense industry, primarily due to better execution, improved pricing, and increased direct labor. These increases were partially offset by a $3,137 decrease in "Other" sales due to project timing across multiple markets and customers. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $7.8 million remained strong but were $3.0 million lower than the prior year record levels.

Domestic sales as a percentage of net sales increased to 82% in the first quarter of fiscal 2025 compared with 80% in the first quarter of fiscal 2024. These sales were primarily to the U.S. defense market, which represented 58% of net sales for the first quarter of fiscal 2025. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit and margin for the first quarter of fiscal 2025 was $12,368 and 24.8%, respectively. The 170 basis point improvement in gross profit margin over the comparable period of fiscal 2024 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin defense sales, and better execution and pricing on defense contracts. Additionally, first quarter fiscal 2025 gross profit benefited $480 due to a $2,100 grant received from BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia and related equipment. BlueForge Alliance is a nonprofit, neutral integrator that supports the U.S. Navy’s Submarine Industrial Base Initiatives.

Changes in SG&A expense, including amortization expense, for the three months ending June 30, 2024 versus the comparable prior year period is as follows:

Change Q1 FY25 vs. Q1 FY24
BN Performance Bonus	$309
Research and development costs	353
Performance-based compensation	125
Professional fees	221
Equity-based compensation	191
Acquisition costs	37
Amortization of intangibles	163
ERP implementation costs	342
P3 Technologies	141
All other	99
Total SG&A change	$1,981

In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025 and 2026, which can range between $2,000 and $4,000 per year. The increase in research and development costs reflects the increased level of investment we are making in our products and technology. The increase in ERP implementation costs related to the new ERP system at our Batavia facility. In addition to the above, P3 added $304 to SG&A expense over the prior year, which includes amortization of customer relationship and tradename intangibles.

Net interest income for the first quarter of fiscal 2025 was $161 compared with expense of $185 in the first quarter of fiscal 2024 primarily due to lower debt levels and higher cash balances.

Our effective tax rate in the first quarter of fiscal 2025 was 10.0%, compared with 22.5% in the first quarter of fiscal 2024. This decrease was primarily due to a discrete tax benefit recognized in the first quarter of fiscal 2025 related to the vesting of restricted stock awards and the Company's improved stock price over the last year. Additionally, the first quarter of fiscal 2025 effective tax rate benefited from a higher mix of income in lower tax rate jurisdictions in fiscal 2025 compared to fiscal 2024. Our expected effective tax rate for fiscal 2025 is 20% to 22%, as the impact of these discrete tax items on our effective tax rate will lessen over the course of the year.

Net income and income per diluted share for the first quarter of fiscal 2025 were $2,966 and $0.27 per share, respectively, compared with $2,640 and $0.25 per share, respectively, for the first quarter of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2025 were $3,584 and $0.33 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $2,983 and $0.28 per share, respectively, for the first quarter of fiscal 2024. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted net income before interest (income) expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted net income per diluted share are provided for informational purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP").

Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, those charges and credits that are not directly related to our operating performance, and are not reflective of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income or net income per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income or net income per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted EBITDA is a basis for a significant portion of management's performance-based compensation.

Adjusted EBITDA excludes charges for depreciation, amortization, interest (income) expense, income taxes, acquisition related (income) expenses, equity-based compensation, ERP implementation costs, and other unusual/nonrecurring items. Adjusted net income and adjusted net income per diluted share exclude intangible amortization, acquisition related (income) expenses, other unusual/nonrecurring items, and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended
	June 30,
	2024	2023
Net income	$2,966	$2,640
Acquisition & integration income	(93)	-
Equity-based compensation	344	293
ERP implementation costs	342	-
Net interest (income) expense	(161)	185
Income tax expense	328	766
Depreciation & amortization	1,411	1,239
Adjusted EBITDA(1)	$5,137	$5,123

Net Sales	49,951	47,569
Net income as a % of revenue	5.9%	5.5%
Adjusted EBITDA as a % of revenue	10.3%	10.8%

(1) Beginning in the fourth quarter of fiscal 2024, adjusted EBITDA no longer excludes the BN Performance Bonus, but now excludes the impact of non-cash equity-based compensation expense in order to be more consistent with market practice. Prior period results have been adjusted to reflect these changes on a comparable basis. The BN Performance Bonus expense was $1,076 and $767 for the first quarter of fiscal 2025 and 2024, respectively.

	Three Months Ended
	June 30,
	2024	2023
Net income	$2,966	$2,640
Acquisition & integration income	(93)	-
Amortization of intangible assets	554	446
ERP implementation costs	342	-
Tax impact of adjustments(1)	(185)	(103)
Adjusted net income(2)	$3,584	$2,983

GAAP net income per diluted share	$0.27	$0.25
Adjusted net income per diluted share	$0.33	$0.28
Diluted weighted average common shares outstanding	10,958	10,719

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

(2) Beginning in the fourth quarter of fiscal 2024, adjusted net income no longer excludes the BN Performance Bonus. The BN Performance Bonus expense, net-of-tax, was $829 and $591 for the first quarter of fiscal 2025 and 2024, respectively.

Acquisition and integration (income) costs are incremental costs that are directly related to and as a result of the P3 acquisition. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, project management) incurred in connection with the ERP system being implemented throughout our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2024	2024
Cash and cash equivalents	$21,611	$16,939
Working capital (1)	9,003	8,112
Working capital ratio(1)	1.1	1.1

(1)
Working capital equals current assets minus current liabilities while working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first quarter of fiscal 2025 was $8,716, which was consistent with the comparable period in fiscal 2024. Cash provided by operating activities over the last seven quarters has benefited approximately $23,000 from net customer deposits received on long-term U.S. Navy defense contracts/projects that will require cash expenditures over the next 12 to 24 months, which could reduce cash flows from operations.

Capital expenditures for the first quarter of fiscal 2025 were $2,978 compared to $1,499 for the comparable period in fiscal 2024. Capital expenditures for fiscal 2025 were primarily for machinery and equipment, as well as for buildings and leasehold improvements to support our growth and productivity improvement initiatives and includes expenditures related to the expansion of defense production capabilities at our Batavia facility, which is primarily being funded by a $13,500 strategic investment from one of our defense customers. Capital expenditures for fiscal 2025 are expected to be approximately $10,000 to $15,000 as we continue to invest in process improvements and longer-term growth opportunities. Approximately half of our planned capital expenditures for fiscal 2025 are discretionary, with the other half being related to the Batavia facility defense expansion. We estimate that our maintenance capital spend is approximately $2,000 per year.

Cash and cash equivalents were $21,611 at June 30, 2024 compared with $16,939 at March 31, 2024, up $4,672 primarily due to cash provided by operations, offset by capital expenditures as discussed above. At June 30, 2024, approximately $5,692 of our cash and cash equivalents is used to secure our letters of credit and $3,160 of our cash is held by our China and India operations.

On October 13, 2023, we terminated our revolving credit facility and repaid our term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo that provides a $35,000 line of credit that automatically increases to $50,000 upon the Company satisfying specified covenants (the "New Revolving Credit Facility"). As of June 30, 2024, there were no borrowings and $5,737 letters of credit outstanding on the New Revolving Credit Facility and the amount available to borrow was $29,263, subject to interest and leverage covenants.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which requires us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of June 30, 2024, we were in compliance with the financial covenants of the New Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the New Revolving Credit Facility was 0.6x.

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the three months ended June 30, 2024 or during fiscal 2024 and we currently have no intention to pay dividends for the foreseeable future.

On July 15, 2024, the Company and Wells Fargo entered into an amendment to the New Revolving Credit Facility, which increased the maximum aggregate principle amount of indebtedness of Foreign Subsidiaries and Non-Guarantor Subsidiaries, as defined in the New Revolving Credit Facility, allowed under the New Revolving Credit Facility from $2,000 to $3,500.

We did not have any off-balance sheet arrangements as of June 30, 2024 and 2023, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under our New Revolving Credit Facility, will be adequate to meet our cash needs for the immediate future.

Orders and Backlog

In addition to the non-GAAP measures discussed above, management uses the following key performance metrics to analyze and measure our financial performance and results of operations: orders, backlog, and book-to-bill ratio. Management uses orders and backlog as measures of current and future business and financial performance and these may not be comparable with measures provided by other companies. Orders represent written communications received from customers requesting us to provide products and/or services. Backlog is defined as the total dollar value of net orders received for which revenue has not yet been recognized. Management believes tracking orders and backlog are useful as it often times is a leading indicator of future performance. In accordance with industry practice, contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

The book-to-bill ratio is an operational measure that management uses to track the growth prospects of the Company. The Company calculates the book-to-bill ratio for a given period as net orders divided by net sales.

Given that each of orders, backlog, and book-to-bill ratio is an operational measure and that the Company's methodology for calculating orders, backlog and book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation for each is not required or provided.

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended
	June 30,				Change
Market	2024	%	2023	%	$	%
Refining	$6,906	12%	$14,321	21%	$(7,415)	-52%
Chemical/Petrochemical	16,614	30%	10,863	16%	5,751	53%
Space	1,354	2%	4,606	7%	(3,252)	-71%
Defense	28,617	51%	32,958	49%	(4,341)	-13%
Other	2,276	4%	5,185	8%	(2,909)	-56%
Total orders	$55,767	100%	$67,933	100%	$(12,166)	-18%

Geographic Region
United States	$36,467	65%	$52,115	77%	$(15,648)	-30%
International	19,300	35%	15,818	23%	3,482	22%
Total orders	$55,767	100%	$67,933	100%	$(12,166)	-18%

Orders booked in the first quarter of fiscal 2025 were $55,767 or 112% of net sales for the quarter. As a result, backlog increased $5,907 during the quarter to $396,775 at June 30, 2024. Orders for the first quarter of fiscal 2025 benefited from follow-on orders for the second option year of alternators and regulators for the MK48 Mod 7 Heavyweight Torpedo program, as well as an order for three surface condenser systems for the world's first net-zero carbon emissions integrated ethylene cracker and derivatives site located in North America. Additionally, after-market orders for the refining and petrochemical markets for the first quarter of fiscal 2025 increased 4% to $8.2 million compared with the prior-year period. Orders for the first quarter of fiscal 2024 included $22,000 related to a strategic investment and follow-on orders from a major defense customer. Subsequent to the end of the quarter, in the second quarter of fiscal 2025, we were awarded a contract to provide the cryogenic thermal conditioning pumps for engine startup on a space launch vehicle and a contract to provide the MK19 Air Turbine Pump assembly for the Columbia-class submarine, which is a new program for us. These orders, combined with the MK48 order discussed above, totaled over $65,000.

Orders to the U.S. represented 65% of total orders for the first quarter of fiscal 2025 compared to 77% in the first quarter of the prior year. These orders were primarily to the defense market which represented 51% of orders and are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	June 30,		June 30,		Change
Market	2024	%	2023	%	$	%
Refining	$28,219	7%	$33,264	10%	$(5,045)	-15%
Chemical/Petrochemical	23,302	6%	12,794	4%	10,508	82%
Space	8,058	2%	8,675	3%	(617)	-7%
Defense	327,827	83%	253,358	79%	74,469	29%
Other	9,369	2%	13,912	4%	(4,543)	-33%
Total backlog	$396,775	100%	$322,003	100%	$74,772	23%

Backlog was $396,775 at June 30, 2024, a 23% increase over the prior year period. We expect to recognize revenue on approximately 35% to 45% of the backlog within one year, 25% to 30% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following fiscal 2025 outlook ($ in thousands):

Net Sales	$200,000 to $210,000
Gross Profit	22% - 23% of sales
SG&A Expenses(1)	16.5% - 17.5% of sales
Tax Rate	20% to 22%
Adjusted EBITDA(2)	$16,500 to $19,500
Capital Expenditures	$10,000 to $15,000

(1) Includes approximately $6,500 to $7,500 of BN Performance Bonus, equity-based compensation, and ERP conversion costs included in SG&A expense.

(2) Excludes net interest expense, income taxes, depreciation and amortization from net income, as well as approximately $2,000 to $3,000 of equity-based compensation and ERP conversion costs included in SG&A expense.

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

We have made significant progress with the advancements in our business, which puts us on schedule in achieving our fiscal 2027 goals of 8% to 10% average annualized organic revenue growth and adjusted EBITDA margins in the low to mid-teens.

Our expectations for sales and profitability assume that we will be able to operate our production facilities at planned capacity, have access to our global supply chain including our subcontractors, do not experience significant global health related disruptions, and assumes no further impact from any other unforeseen events.

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding GIPL. The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct totaled $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and we have implemented remedial actions, including strengthening our compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. We have voluntarily reported the findings of our investigation to the appropriate authorities in India and the U.S. Department of Justice and the SEC. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to our overall consolidated results of operations, financial position, or cash flows.

As of June 30, 2024, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Critical Accounting Policies, Estimates, and Judgments

Our Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our Condensed Consolidated Financial Statements relate to labor hour estimates, total cost, and establishment of operational milestones, which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, accounting for business combinations and intangible assets, and accounting for pensions and other postretirement benefits. For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2024.

New Accounting Pronouncements

In the normal course of business, management evaluates all new Accounting Standards Updates and other accounting pronouncements issued by the Financial Accounting Standards Board, SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Other than those discussed in the Condensed Consolidated Financial Statements, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements. For

discussion of the newly issued accounting pronouncements see Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from market changes) to which we are exposed are foreign currency exchange rates, price risk, and interest rate risk.

The assumptions applied in preparing the following qualitative and quantitative disclosures regarding foreign currency exchange rate, price risk, and interest rate risk are based upon volatility ranges experienced by us in relevant historical periods, our current knowledge of the marketplace, and our judgment of the probability of future volatility based upon the historical trends and economic conditions of the markets in which we operate.

Foreign Currency

International consolidated sales for the first three months of fiscal 2025 were 18% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first three months of fiscal 2025 and fiscal 2024, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR).

We have limited exposure to foreign currency purchases. In the first three months of fiscal 2025, our purchases in foreign currencies represented approximately 7% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of June 30, 2024 and March 31, 2024, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain, including those associated with the impact of COVID-19. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine and the Israel-Hamas war, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operation. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our New Revolving Credit Facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of June 30, 2024, we had no variable rate debt outstanding on our New Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our President and Chief Executive Officer (our principal executive officer) and Vice President - Finance and Chief Financial Officer (our principal financial officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, and as of such date, our President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.

Changes in internal control over financial reporting

Other than the events discussed under the section entitled "P3 Technologies, LLC Acquisition" below, there has been no change to our internal control over financial reporting during the quarter covered by this Form 10-Q that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

P3 Technologies, LLC Acquisition

On November 9, 2023, we acquired P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business that serves the space, new energy and medical industries. For additional information regarding the acquisition, refer to Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 in this Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year form the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include P3.

We are in the process of implementing our internal control structure over P3 and we expect that this effort will be completed during the fiscal year ending March 31, 2025.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part 1 – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer

During the first quarter of fiscal 2025, we directly withheld shares for tax withholding purposes from restricted stock awarded to officers that vested during the period. Common stock repurchases in the quarter ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

4/01/2024-4/30/2024	—	—	—	—
5/01/2024-5/31/2024	11	$28.74	—	—
6/01/2024-6/30/2024	18	$27.05	—	—
	29	$27.68	—	—

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the three months ended June 30, 2024 or during fiscal 2024 and we currently have no intention to pay dividends for the foreseeable future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

#	10.1

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2025, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2024.

#	10.2

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2025, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2024.

+	10.3	First Amendment to Credit Agreement, by and among Graham Corporation and Wells Fargo Bank, National Association, dated July 15, 2024.

+ #	10.4	Form of Employee Performance Vesting Restricted Stock Unit Agreement.

+ #	10.5	Form of Employee Time Vesting Restricted Stock Unit Agreement.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

+	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

	+ ++ #	Exhibit filed with this report Exhibit furnished with this report Management contract or compensation plan

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

Date: August 7, 2024