Form 10-Q
period 2024-09-30
GRAHAM CORP
filed 2024-11-08
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

As of November 7, 2024, there were outstanding 10,889,928 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2024 and March 31, 2024 and for the three and six months ended September 30, 2024 and 2023

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$53,563	$45,076	$103,514	$92,645
Cost of products sold	40,764	37,885	78,347	74,477
Gross profit	12,799	7,191	25,167	18,168
Other operating expenses and income:
Selling, general and administrative	8,723	6,115	17,561	13,134
Selling, general and administrative – amortization	437	273	873	547
Other operating income	(596)	—	(726)	—
Operating income	4,235	803	7,459	4,487
Other expense, net	91	94	182	187
Interest (income) expense, net	(153)	55	(314)	240
Income before provision for income taxes	4,297	654	7,591	4,060
Provision for income taxes	1,016	243	1,344	1,009
Net income	$3,281	$411	$6,247	$3,051
Per share data
Basic:
Net income	$0.30	$0.04	$0.57	$0.29
Diluted:
Net income	$0.30	$0.04	$0.57	$0.28
Weighted average common shares outstanding:
Basic	10,887	10,699	10,875	10,675
Diluted	11,024	10,810	10,995	10,761

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$3,281	$411	$6,247	$3,051
Other comprehensive income:
Foreign currency translation adjustment	131	(58)	103	(310)
Defined benefit pension and other postretirement plans net of income tax expense of $45 and $47 for the three months ended September 30, 2024 and 2023, respectively, and $90 and $93 for the six months ended September 30, 2024 and 2023, respectively	150	164	300	328
Total other comprehensive income	281	106	403	18
Total comprehensive income	$3,562	$517	$6,650	$3,069

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	September 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$32,318	$16,939
Trade accounts receivable, net of allowances ($56 and $79 at September 30 and March 31, 2024, respectively)	29,083	44,400
Unbilled revenue	40,730	28,015
Inventories	31,536	33,410
Prepaid expenses and other current assets	4,414	3,561
Income taxes receivable	124	—
Total current assets	138,205	126,325
Property, plant and equipment, net	36,602	32,080
Prepaid pension asset	6,513	6,396
Operating lease assets	6,757	7,306
Goodwill	25,520	25,520
Customer relationships, net	13,729	14,299
Technology and technical know-how, net	10,688	11,065
Other intangible assets, net	7,019	7,181
Deferred income tax asset	2,883	2,983
Other assets	1,614	724
Total assets	$249,530	$233,879
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$20	$20
Accounts payable	21,887	20,788
Accrued compensation	13,097	16,800
Accrued expenses and other current liabilities	5,102	6,666
Customer deposits	86,483	71,987
Operating lease liabilities	1,142	1,237
Income taxes payable	77	715
Total current liabilities	127,808	118,213
Finance lease obligations	57	65
Operating lease liabilities	5,922	6,449
Accrued pension and postretirement benefit liabilities	1,258	1,254
Other long-term liabilities	2,011	2,332
Total liabilities	137,056	128,313
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,064 and 10,993 shares issued and 10,890 and 10,850 shares outstanding at September 30 and March 31, 2024, respectively	1,106	1,099
Capital in excess of par value	33,120	32,015
Retained earnings	88,246	81,999
Accumulated other comprehensive loss	(6,610)	(7,013)
Treasury stock (174 and 143 shares at September 30 and March 31, 2024, respectively)	(3,388)	(2,534)
Total stockholders’ equity	112,474	105,566
Total liabilities and stockholders’ equity	$249,530	$233,879

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$6,247	$3,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,721	1,549
Amortization of intangible assets	1,109	891
Amortization of actuarial losses	391	421
Amortization of debt issuance costs	—	119
Equity-based compensation expense	778	625
Change in fair value of contingent consideration	(726)	—
Deferred income taxes	2	1,162
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	15,387	(4,947)
Unbilled revenue	(12,746)	4,620
Inventories	1,886	(734)
Prepaid expenses and other current and non-current assets	(1,738)	(1,343)
Income taxes receivable	(124)	(489)
Operating lease assets	643	589
Prepaid pension asset	(117)	(144)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	1,505	(6,451)
Accrued compensation, accrued expenses and other current and non-current liabilities	(4,801)	5
Customer deposits	14,485	13,503
Income taxes payable	(634)	—
Operating lease liabilities	(623)	(529)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	4	—
Net cash provided by operating activities	22,649	11,898
Investing activities:
Purchase of property, plant and equipment	(6,464)	(3,312)
Proceeds from disposal of property, plant and equipment	—	38
Acquisition of P3 Technologies, LLC	(170)	—
Net cash used by investing activities	(6,634)	(3,274)
Financing activities:
Principal repayments on debt	—	(1,020)
Repayments on financing lease obligations	(157)	(147)
Issuance of common stock	334	225
Purchase of treasury stock	(854)	(57)
Net cash used by financing activities	(677)	(999)
Effect of exchange rate changes on cash	41	(82)
Net increase in cash and cash equivalents	15,379	7,543
Cash and cash equivalents at beginning of period	16,939	18,257
Cash and cash equivalents at end of period	$32,318	$25,800

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566
Comprehensive income				2,966	122		3,088
Issuance of shares	50	5	(5)				—
Recognition of equity-based compensation expense			344				344
Purchase of treasury stock						(810)	(810)
Balance at June 30, 2024	11,043	1,104	32,354	84,965	(6,891)	(3,344)	108,188
Comprehensive income				3,281	281		3,562
Issuance of shares	21	2	332				334
Recognition of equity-based compensation expense			434				434
Purchase of treasury stock						(44)	(44)
Balance at September 30, 2024	11,064	$1,106	$33,120	$88,246	$(6,610)	$(3,388)	$112,474

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933
Comprehensive income (loss)				2,640	(88)		2,552
Issuance of shares	53	8	(8)				—
Forfeiture of shares	(9)	(1)	1				—
Recognition of equity-based compensation expense			293				293
Issuance of treasury stock			294			(294)	—
Purchase of treasury stock						(57)	(57)
Balance at June 30, 2023	10,818	1,082	28,641	80,083	(7,551)	(2,534)	99,721
Comprehensive income				411	106		517
Issuance of shares	28	2	223				225
Recognition of equity-based compensation expense			332				332
Balance at September 30, 2023	10,846	$1,084	$29,196	$80,494	$(7,445)	$(2,534)	$100,795

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Suzhou, China and Ahmedabad, India at September 30 and March 31, 2024, and its recently acquired wholly-owned subsidiary, P3 Technologies, LLC ("P3"), located in Jupiter, Florida (see Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2024. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("fiscal 2024"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2025 ("fiscal 2025").

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

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $11,238 was comprised of 125 shares of the Company's common stock, representing a value of $1,930, and cash consideration of $7,268. The cash consideration was funded through borrowings on the Company's line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. A rollforward of the P3 contingent earn-out liability since the date of acquisition is as follows:

Balance at November 9, 2023	$2,040
Change in fair value	80
Payments	—
Balance at March 31, 2024	2,120
Change in fair value	(130)
Payments	—
Balance at June 30, 2024	1,990
Change in fair value	(596)
Payments	—
Balance at September 30, 2024	$1,394

The change in fair value of the contingent earn-out liability was included in other operating income in the Condensed Consolidated Statements of Operations.

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

The Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2024 includes net sales for P3 of $859 and $2,437, respectively and net (loss) income of ($200) and $276, respectively. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the P3 acquisition had occurred at the beginning of each of the fiscal periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$53,563	$46,833	$103,514	$95,833
Net income	3,281	945	6,247	3,811
Income per share
Basic	$0.30	$0.09	$0.57	$0.35
Diluted	$0.30	$0.09	$0.57	$0.35

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Market	2024	2023	2024	2023
Refining	$8,416	$7,289	$16,658	$14,156
Chemical/Petrochemical	5,422	4,365	10,205	10,406
Defense	30,897	25,118	59,991	47,935
Space	3,416	2,775	7,363	7,597
Other	5,412	5,529	9,297	12,551
Net sales	$53,563	$45,076	$103,514	$92,645

Geographic Region
Asia	$4,274	$2,980	$9,576	$8,882
Canada	1,665	1,092	2,661	1,991
Middle East	794	669	1,777	1,718
South America	314	172	369	199
U.S.	45,460	38,604	86,390	76,745
All other	1,056	1,559	2,741	3,110
Net sales	$53,563	$45,076	$103,514	$92,645

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue recognized over time	79%	75%	80%	78%
Revenue recognized at shipment	21%	25%	20%	22%

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2024	March 31, 2024	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue - contract assets	$40,730	$28,015	$12,715	$52,216	$(39,501)
Customer deposits - contract liabilities	(86,483)	(71,987)	(14,496)	34,439	(48,935)
Net contract (liabilities) assets	$(45,753)	$(43,972)	$(1,781)

Contract liabilities at September 30 and March 31, 2024 include $8,344 and $21,426, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at September 30, and March 31, 2024, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,859 and $1,875 at September 30, and March 31, 2024, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of September 30, 2024, the Company had remaining unsatisfied performance obligations of $407,009. The Company expects to recognize revenue on approximately 35% to 45% of the remaining performance obligations within one year, 30% to 40% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	September 30,	March 31,
	2024	2024
Raw materials and supplies	$4,998	$4,396
Work in process	24,033	27,065
Finished products	2,505	1,949
Total	$31,536	$33,410

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2024
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$2,471	$13,729
Technology and technical know-how	10 - 20 years	12,600	1,912	10,688
Backlog	4 years	3,900	3,789	111
Tradename	3 years	300	92	208
		$33,000	$8,264	$24,736

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2024
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$1,901	$14,299
Technology and technical know-how	10 - 20 years	12,600	1,535	11,065
Backlog	4 years	3,900	3,677	223
Tradename	3 years	300	42	258
		$33,000	$7,155	$25,845

Intangibles not subject to amortization:
Tradename	Indefinite	$6,700	$—	$6,700
		$6,700	$—	$6,700

Intangible amortization was $555 and $445 for the three months ended September 30, 2024 and 2023, respectively, and $1,109 and $891 for the six months ended September 30, 2024 and 2023, respectively. The estimated annual future amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2025	$1,109
2026	1,995
2027	1,953
2028	1,895
2029	1,895
2030 and thereafter	15,889
Total intangible amortization	$24,736

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

No time vesting restricted stock units ("RSUs") or performance based restricted stock units ("PSUs") were awarded in the three months ended September 30, 2024 and 2023. The following restricted stock units were awarded in the six months ended September 30, 2024 and 2023:

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

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of September 30, 2024, a total of 400 shares of common stock may be purchased under the ESPP.

The Company has recognized equity-based compensation costs, which is primarily included in selling, general and administrative costs, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted stock awards	$6	$77	$33	$164
Restricted stock units	394	249	682	445
Employee stock purchase plan	34	6	63	16
	$434	$332	$778	$625

Income tax benefit recognized	$100	$74	$179	$139

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic income per share
Numerator:
Net income	$3,281	$411	$6,247	$3,051
Denominator:
Weighted average common shares outstanding	10,887	10,699	10,875	10,675
Basic income per share	$0.30	$0.04	$0.57	$0.29

Diluted income per share
Numerator:
Net income	$3,281	$411	$6,247	$3,051
Denominator:
Weighted average common shares outstanding	10,887	10,699	10,875	10,675
Restricted stock units outstanding	137	111	120	86
Weighted average common and potential common shares outstanding	11,024	10,810	10,995	10,761
Diluted income per share	$0.30	$0.04	$0.57	$0.28

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$702	$616	$806	$578
Expense for product warranties	25	112	48	203
Product warranty claims paid	(90)	(90)	(217)	(143)
Balance at end of period	$637	$638	$637	$638

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	For the Six Months Ended
	September 30,
	2024	2023
Interest paid	$124	$507
Income taxes paid	2,073	337
Capital purchases recorded in accounts payable	513	392

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, products made by the Company or from exposure to asbestos at the Company facilities. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims in most of the Company’s current lawsuits are similar to those made in previous asbestos-related suits that named the Company as a defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts. The Company believes that the resolution of these asbestos-related lawsuits will not have a material adverse effect on the Company's financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these asbestos-related lawsuits could have a material adverse impact on the Company's financial position and the results of operations.

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

As of September 30, 2024, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company previously entered into operating leases with Ascent Properties Group, LLC, a limited liability company of which our Chief Executive Officer holds a majority interest, for two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $247 and $242 during the three months ended September 30, 2024 and 2023, respectively, and $494 and $466 during the six months ended September 30, 2024 and 2023, respectively. The Company is obligated to make payments of $496 during the remainder of fiscal 2025. Future fixed minimum lease payments under these leases as of September 30, 2024 are $5,291.

NOTE 11 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2020 through 2023 and examination in state tax jurisdictions for the tax years 2019 through 2023. The Company is subject to examination in the People’s Republic of China for tax years 2020 through 2023 and in India for tax years 2018 through 2023.

There was no liability for unrecognized tax benefits at either September 30, 2024 or March 31, 2024.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of projected pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. In addition, the Company continues to explore tax planning opportunities that may have a material impact on its effective tax rate. The Company's effective tax rate as of the second quarter of 2025 was 17.7% on $7,591 of income before taxes compared to 24.9% on $4,060 of income before taxes for the same period in fiscal 2024. The decrease in the Company's effective tax rate was primarily due to a discrete benefit recognized in the first quarter of fiscal 2025 related to the vesting of restricted stock awards and the Company's improved stock price over the last year. Additionally, the first six months of fiscal 2025 effective tax rate benefited from a higher mix of income in lower tax rate jurisdictions in fiscal 2025 compared to fiscal 2024.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three and six months ended September 30, 2024 and 2023 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2024	$(6,776)	$(237)	$(7,013)
Other comprehensive loss before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income (loss)	150	(28)	122
Balance at June 30, 2024	(6,626)	(265)	(6,891)
Other comprehensive income before reclassifications	—	131	131
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income	150	131	281
Balance at September 30, 2024	$(6,476)	$(134)	$(6,610)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2023	$(7,470)	$7	$(7,463)
Other comprehensive loss before reclassifications	—	(252)	(252)
Amounts reclassified from accumulated other comprehensive loss	164	—	164
Net current-period other comprehensive income (loss)	164	(252)	$(88)
Balance at June 30, 2023	(7,306)	(245)	(7,551)
Other comprehensive loss before reclassifications	—	(58)	(58)
Amounts reclassified from accumulated other comprehensive loss	164	—	164
Net current-period other comprehensive income (loss)	164	(58)	106
Balance at September 30, 2023	$(7,142)	$(303)	$(7,445)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	September 30,
	2024		2023
Pension and other postretirement benefit items:
Amortization of actuarial loss	$195	(1)	$210	(1)	Income before benefit for income taxes
Tax effect	45		46		Provision for income taxes
	$150		$164		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Six Months Ended
	September 30,
	2024		2023
Pension and other postretirement benefit items:
Amortization of actuarial loss	$390	(1)	$421	(1)	Income before benefit for income taxes
Tax effect	90		93		Provision for income taxes
	$300		$328		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 13 – DEBT:

On October 13, 2023, the Company terminated its revolving credit facility and repaid its term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $35,000 line of credit and automatically increased to $50,000 upon the Company satisfying specified covenants, which were satisfied during the second quarter of fiscal 2025 (the "New Revolving Credit Facility"). The New Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of September 30, 2024, there was $0 borrowed and $6,848 letters of credit outstanding on the New Revolving Credit Facility.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of September 30, 2024, the Company was in compliance with the financial covenants of the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of September 30, 2024, the SOFR rate was 4.96%.

The Company is required to pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of September 30, 2024, the amount available under the New Revolving Credit Facility was $43,152, subject to the interest and leverage covenants.

As of September 30, 2024, $272 letters of credit remain outstanding with Bank of America and are cash secured. These outstanding letters of credit are subject to a fee of 0.60% per annum. As of September 30, 2024, $4,607 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of September 30, 2024, $11 letters of credit are outstanding with China Construction Bank and are cash secured. Additionally, we have a 20,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $1,919 letters of credit outstanding as of September 30, 2024. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum.

On July 15, 2024, the Company and Wells Fargo entered into an amendment to the New Revolving Credit Facility, which increased the maximum aggregate principal amount of indebtedness of Foreign Subsidiaries and Non-Guarantor Subsidiaries, as defined in the New Revolving Credit Facility, allowed under the New Revolving Credit Facility from $2,000 to $3,500.

Total letters of credit outstanding as of September 30, 2024 and March 31, 2024 were $13,656 and $8,442, respectively.

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

Our corporate headquarters is located with our production facilities in Batavia, New York, where surface condensers and ejectors are designed, engineered, and manufactured for the defense, energy, and petrochemical industries. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, Colorado, designs, develops, manufactures and sells specialty turbomachinery products for the space, aerospace, cryogenic, defense, and energy markets. In November 2023, we acquired P3 Technologies, LLC ("P3"), located in Jupiter, Florida (See "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

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

The purchase price for P3 was $11,238 and was comprised of 125 shares of our common stock, representing a value of $1,930, and cash consideration of $7,268. The cash consideration was funded through borrowings on our line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. See Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the second quarter ended September 30, 2024 (the "Form 10-Q") for additional information.

Summary

Highlights for the three months ended September 30, 2024 include:

•
Net sales for the second quarter of fiscal 2025 were $53,563, up $8,487, or 19% compared with $45,076 for the second quarter of fiscal 2024. Incremental revenue from the acquisition of P3 accounted for $859 of this increase. The remainder of this increase was spread across our markets including a $5,779 or 23% increase in sales to the defense industry, primarily due to new programs, growth in existing programs, and timing. Net sales for the quarter for the refining and chemical/petrochemical markets increased 15% and 24%, respectively, driven by increased sales in India and the timing of larger capital projects, partially offset by lower aftermarket sales and sales in China. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $9.8 million remained strong but were $1.5 million lower than the prior year record levels.
•
Gross profit and margin for the second quarter of fiscal 2025 was 12,799 and 23.9%, respectively. The 790 basis point improvement in gross profit margin over the comparable period of fiscal 2024 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin projects, better execution, and improved pricing. Additionally, second quarter fiscal 2025 gross profit benefited $435 due to a $2,100 grant received from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia and related equipment. To date we have received $1,098 of funding under this grant. The BlueForge Alliance is a nonprofit, neutral integrator that supports the United States ("U.S.") Navy's Submarine Industrial Base Initiatives.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the second quarter of fiscal 2025 increased $2,772 over the same period of fiscal 2024 and reflects the investments we are making in our operations, our employees, and our technology. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for the fiscal years ending March 31, 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus). During the second quarter of fiscal 2025, we recorded $1,076 related to the BN Performance Bonus, a $274 increase over the prior year. The remainder of the increase in SG&A is primarily due to costs related to the implementation of a new enterprise resource planning ("ERP") system at our Batavia facility and additional costs related to P3, as well as increased professional services fees, research and development investment, and personnel costs in connection with our growth and strategic initiatives.
•
Net income and income per diluted share for the second quarter of fiscal 2025 were $3,281 and $0.30, respectively, compared with net income and income per diluted share of $411 and $0.04, respectively, for the second quarter of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2025 were $3,414 and $0.31, respectively, compared with adjusted net income and adjusted net income per diluted share of $754 and $0.07, respectively, for the second quarter of fiscal 2024. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the second quarter of fiscal 2025 increased to $63,678 compared with $36,464 in the second quarter of fiscal 2024. This increase was primarily in the defense and space markets and included an order received to provide the cryogenic pumps for a space launch vehicle and contract to provide the MK19 Air Turbine Pump for the U.S. Navy Columbia-class submarine, which is a new program for the Company. Additionally, after-market orders for the refining and petrochemical markets for the second quarter of fiscal 2025 increase 11% to $12,741 compared with the prior-year period. For more information on this key performance indicator see "Orders and Backlog" below.
•
Backlog was $407,009 at September 30, 2024, compared with $390,868 and $313,343 at March 31, 2024 and September 30, 2023, respectively. This increase was primarily driven by growth in our chemical/petrochemical and space markets. For more information on this key performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at September 30, 2024 were $32,318, compared with $16,939 at March 31, 2024. This increase was primarily due to cash provided by operating activities of $22,649, partially offset by capital expenditures of $6,464 as we continue to invest in process improvement and longer-term growth opportunities. Cash flow from operations during the quarter was primarily driven by cash net income and a reduction in working capital as a result of strong cash management and favorable contract terms.

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

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on defense budget plans, accelerated ship build schedules, increased geopolitical tensions, the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems and the solutions we provide. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in U.S. Department of Defense radar, laser, electronics, and power systems. We have built a leading position, and in most instances a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate. The timing and catalyst for a recovery in this market remain uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional energy markets will be outside the U.S. such as India and the Middle-East. Finally, over the last few years we have experienced an increase in our energy and chemical aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate. We expect this trend to continue for the foreseeable future.

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

We intend to stay competitive in our traditional energy and chemical/petrochemical markets by investing in technology such as our NextGen steam ejector nozzle, which has been engineered to reduce steam consumption, lower operating costs, and increase system capacity, allowing refineries and process plants to enhance throughput while minimizing their carbon footprint. We estimate that the total market opportunity for our NextGen nozzle exceeds $50 million over the next 5 to 10 years.

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

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market, which comprised 83% of our total backlog at September 30, 2024.

*Note: "FYE" refers to fiscal year ended March 31

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$53,563	$45,076	$103,514	$92,645
Gross profit	$12,799	$7,191	$25,167	$18,168
Gross profit margin	24%	16%	24%	20%
SG&A expenses	$9,160	$6,388	$18,434	$13,681
SG&A as a percent of sales	17%	14%	18%	15%
Net income	$3,281	$411	$6,247	$3,051
Income per diluted share	$0.30	$0.04	$0.57	$0.28

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

Second Quarter and First Six Months of Fiscal 2025 Compared with Second Quarter and First Six Months of Fiscal 2024

Net sales for the second quarter of fiscal 2025 increased $8,487, or 19%, compared with the second quarter of fiscal 2024. Incremental revenue from the acquisition of P3 accounted for $859 of this increase. The remainder of this increase was spread across our markets including a $5,779, or 23%, increase in sales to the defense industry, primarily due to new programs, growth in existing programs, and timing. Net sales for the quarter for the refining and chemical/petrochemical markets increased 15% and 24%, respectively, driven by increased sales in India and the timing of larger capital projects, partially offset by lower aftermarket sales and sales in China. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $9.8 million remained strong but were $1.5 million lower than the prior year record levels.

Domestic sales as a percentage of aggregate sales were 85% in the second quarter of fiscal 2025, comparable to the 86% in the second quarter of fiscal 2024, reflecting our continued presence in the defense industry, which is U.S. based. Sales for the three months ended September 30, 2024 were 58% to the defense industry compared to 56% for the comparable quarter in fiscal 2024.

Net sales for the first six months of fiscal 2025 increased $10,869, or 12%, from the first six months of fiscal 2024. Approximately $2,437 of this increase was due to the acquisition of P3. Additionally, the increase over the prior year was due to a $12,056, or 28%, increase in sales to the defense industry, primarily due to better execution, improved pricing, new programs, growth in existing programs, and increased direct labor. Net sales for the first six months of fiscal 2025 to the refining market increased 18%, driven by increased sales in India and the timing of larger capital projects, partially offset by lower aftermarket sales and sales in China. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $17,610 remained strong but were $4,553 lower than the prior year record levels. These increases were partially offset by a $3,254 decrease in "Other" sales due to project timing across multiple markets and customers.

Domestic sales as a percentage of aggregate sales were 83% for the first six months of fiscal 2025, comparable to the same period of fiscal 2024, reflecting our continued presence in the defense industry, which is U.S. based. Sales for the six months ended September 30, 2024 were 58% to the defense industry compared to 52% for the comparable quarter in fiscal 2024. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit and margin for the second quarter of fiscal 2025 was $12,799 and 23.9%, respectively. Gross profit and margin for the first six months of fiscal 2025 was $25,167 and 24.3%, respectively. These 790 and 470 basis point improvements in gross profit margin over the comparable quarter and year-to-date periods of fiscal 2024, respectively, reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin projects, better execution, and improved pricing, partially offset by higher incentive compensation in comparison with the prior year. Additionally, second quarter and the first six months of fiscal 2025 gross profit benefited $435 and $915, respectively, from a $2,100 grant received from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia and related equipment. To date we have received $1,098 of funding under this grant.

Changes in SG&A expense, including amortization expense, for the three and six months ending September 30, 2024 versus the comparable prior year period is as follows:

	Change Q2 FY25 vs. Q2 FY24	Change YTD Q2 FY25 vs. YTD Q2 FY24
BN Performance Bonus	$274	$583
Amortization of intangibles	164	326
P3 Technologies	207	394
ERP implementation costs	205	547
Equity based compensation	204	260
Performance-based compensation	236	112
Professional fees	154	373
Research & development	176	530
Personnel costs	469	901
All other	683	727
Total SG&A change	$2,772	$4,753

In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025 and 2026, which can range between $2,000 and $4,000 per year. The increase in research and development costs reflects the increased level of investment we are making in our products and technology. The increase in ERP implementation costs related to the new ERP system at our Batavia facility. In addition to the above, P3 added $371 and $720 to SG&A expense for the quarter and first six months of fiscal 2025 versus the prior year, respectively, which includes amortization of customer relationship and tradename intangibles. Other increases to SG&A include increases due to normal merit increases as well as increased staffing to support our growth.

Other operating income represents the change in fair value of the P3 contingent earn-out liability and was $596 and $726 for the three and six month periods ended September 30, 2024, respectively, versus $0 for the comparable prior year periods of fiscal 2024.

Net interest income for the second quarter and first six months of fiscal 2025 was $153 and $314, respectively, compared to net interest expense of $55 and $240 for the comparable periods of fiscal 2024, respectively. This increase in interest income was due to our strong cash position and lower debt levels versus fiscal 2024.

Our effective tax rate for the second quarter of fiscal 2025 was 24%, compared with 37% in the second quarter of fiscal 2024. Our effective tax rate for the first six months of fiscal 2025 was 18%, compared with 25% for the first six months of fiscal 2024. Our effective tax rate can vary significantly from quarter to quarter depending on the level of projected pre-tax income, the amount of projected income derived from our higher tax rate foreign subsidiaries, as well as the timing of discrete tax items, primarily related to the vesting of restricted stock awards. The decrease in our effective tax rate was primarily due to a discrete benefit recognized in the first quarter of fiscal 2025 related to the vesting of restricted stock awards and the Company's improved stock price over the last year. Additionally, the first six months of fiscal 2025 effective tax rate benefited from a higher mix of income in lower tax rate jurisdictions in fiscal 2025 compared to fiscal 2024. For fiscal 2025, we expect our effective tax rate to be between 20% and 22%, as the impact of these discrete tax items on our full year effective tax rate lessens over the course of the year.

The result of the above is that net income and income per diluted share for the second quarter of fiscal 2025 were $3,281 and $0.30, respectively, compared with $411 and $0.04, respectively, for the second quarter of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2025 were $3,414 and $0.31, respectively, compared with net income of $754 and $0.07, respectively, for the second quarter of fiscal 2024. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Net income and income per diluted share for the first six months of fiscal 2025 were $6,247 and $0.57, respectively, compared with net income of $3,051 and $0.28, respectively, for the first six months of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the first six months of fiscal 2025 were $6,999 and $0.64, respectively, compared with net income of $3,737 and $0.35, respectively, for the first six months of fiscal 2024. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

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

A reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$3,281	$411	$6,247	$3,051
Acquisition & integration income	(587)	-	(680)	-
Equity-based compensation	434	332	778	625
ERP implementation costs	205	-	547	-
Net interest (income) expense	(153)	55	(314)	240
Income tax expense	1,016	243	1,344	1,009
Depreciation & amortization	1,419	1,201	2,830	2,440
Adjusted EBITDA(1)	$5,615	$2,242	$10,752	$7,365

Net Sales	$53,563	$45,076	$103,514	$92,645
Net income as a % of revenue	6.1%	0.9%	6.0%	3.3%
Adjusted EBITDA as a % of revenue	10.5%	5.0%	10.4%	7.9%

(1) Beginning in the fourth quarter of fiscal 2024, adjusted EBITDA no longer excludes the BN Performance Bonus, but now excludes the impact of non-cash equity-based compensation expense in order to be more consistent with market practice. Prior period results have been adjusted to reflect these changes on a comparable basis. The BN Performance Bonus expense was $1,076 and $2,152 for the second quarter and first six months of fiscal 2025, respectively, and $802 and $1,569 for the second quarter and first six months of fiscal 2024, respectively, and will be completed at the end of fiscal year 2026.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$3,281	$411	$6,247	$3,051
Acquisition & integration income	(587)	-	(680)	-
Amortization of intangible assets	555	445	1,109	891
ERP implementation costs	205	-	547	-
Normalized tax rate(1)	(40)	(102)	(224)	(205)
Adjusted net income(2)	$3,414	$754	$6,999	$3,737

GAAP net income per diluted share	$0.30	$0.04	$0.57	$0.28
Adjusted net income per diluted share	$0.31	$0.07	$0.64	$0.35
Diluted weighted average common shares outstanding	11,024	10,810	10,995	10,761

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate.

(2) Beginning in the fourth quarter of fiscal 2024, adjusted net income no longer excludes the BN Performance Bonus. Prior period results have been adjusted to reflect this change on a comparable basis. The BN Performance Bonus expense, net-of-tax, was $829 and $1,657 for the second quarter and first six months of fiscal 2025, respectively, and $618 and $1,208 for the second quarter and first six months of fiscal 2024, respectively, and will be completed at the end of fiscal year 2026.

Acquisition and integration (income) costs are incremental costs that are directly related to and as a result of the P3 acquisition. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented throughout our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2024	2024
Cash and cash equivalents	$32,318	$16,939
Working capital (1)	10,397	8,112
Working capital ratio(1)	1.1	1.1

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first six months of fiscal 2025 was $22,649 compared with $11,898 for the first six months of fiscal 2024. This increase was primarily a result of higher cash net income and a reduction in working capital. Over the last year, cash flow from operations benefited approximately $21,000 from customer deposits, net of unbilled revenue, primarily from long-term U.S. Navy defense contracts/projects, that will require cash expenditures over the next 12 to 24 months, which could reduce cash flows from operations.

Capital expenditures for the first six months of fiscal 2025 was $6,464 compared to $3,312 for the comparable period in fiscal 2024. Capital expenditures for fiscal 2025 were primarily for machinery and equipment, as well as for buildings and leasehold improvements to support our growth and productivity improvement initiatives and included expenditures related to the expansion of defense production capabilities at our Batavia facility, which is primarily being funded by a $13,500 strategic grant from one of our defense customers. We have increased our expected fiscal 2025 capital expenditures to be in the range of $13,000 to $18,000 from our previous expectations of $10,000 to $15,000 due to a land purchase in Arvada, Colorado and plans to build a cryogenic propellant (LH2, LOX, LCH4) testing facility in Florida to support future growth and customer needs. Approximately half of our planned capital expenditures for fiscal 2025 are discretionary, with the other half being related to the Batavia facility defense expansion. We estimate that our maintenance capital spend is approximately $2,000 per year. However, for the next several years we expect capital expenditures to be approximately 7% to 10% of sales as we continue to invest in our business in order to support our long-term organic growth goals.

Cash and cash equivalents were $32,318 at September 30, 2024 compared with $16,939 at March 31, 2024, up $15,379 primarily due to cash provided by operations, offset by capital expenditures. At September 30, 2024, $4,890 of our cash and cash equivalents was used to secure our letters of credit and $3,816 of our cash was held by foreign subsidiaries.

On October 13, 2023, we terminated our revolving credit facility and repaid our term loan with Bank of America, and entered into a new five-year revolving credit facility with Wells Fargo that provides a $35,000 line of credit that automatically increases to $50,000 upon the Company satisfying specified covenants, which were satisfied during the second quarter of fiscal 2025 (the "New Revolving Credit Facility"). As of September 30, 2024, there were no borrowings and $6,847 letters of credit outstanding on the New Revolving Credit Facility and the amount available to borrow was $43,152, subject to interest and leverage covenants.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of September 30, 2024, we were in compliance with the financial covenants of the New Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the New Revolving Credit Facility was 0.6x.

The New Revolving Credit Facility contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions, and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the six months ended September 30, 2024, or during fiscal 2024 and currently have no intention to pay dividends for the foreseeable future.

We did not have any off-balance sheet arrangements as of September 30, 2024 and 2023, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations combined with the liquidity provided by our New Revolving Credit Facility, will be adequate to meet our cash needs for the immediate future.

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

Orders booked in the second quarter of fiscal 2025 were $63,678 or 1.2x net sales for the quarter. Orders booked for the six-month were $119,445 or 1.2x net sales for the period. As a result, backlog increased $10,234 (3%) during the quarter and $16,141 (4%) for the first six month of fiscal 2025 to $407,009 at September 30, 2024. Orders for the second quarter of fiscal 2025 benefited from a contract to provide the cryogenic pumps for a space launch vehicle and contract to provide the MK19 Air Turbine Pump for the U.S. Navy Columbia-class submarine, which is a new program for the Company. In addition to the above, orders for the first six months of fiscal 2025 included follow-on orders for the second option year of alternators and regulators for the U.S. Navy MK48 Torpedo program, as well as an order for three surface condenser systems for the world's first net-zero carbon emissions integrated ethylene cracker and derivatives site located in North America. Additionally, after-market orders for the refining and petrochemical markets for the second quarter and first six months of fiscal 2025 were approximately $12,741 and $20,953, respectively, representing an 11% and 8% increase over the prior-year, respectively. Orders for the first six months of fiscal 2024 included $22,000 related to a strategic investment and follow-on orders from a major defense customer and $9,100 for a vacuum distillation system for a refinery in India.

Orders to the U.S. represented 74% of total orders for the first six months of fiscal 2025 compared to 81% for the prior year. These orders were primarily to the defense market which are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	September 30,		September 30,		Change
Market	2024	%	2023	%	$	%
Refining	$30,653	8%	$29,116	9%	$1,537	5%
Chemical/Petrochemical	21,633	5%	13,705	4%	7,928	58%
Space	18,180	4%	7,263	2%	10,917	150%
Defense	327,438	80%	250,732	80%	76,706	31%
Other	9,105	2%	12,527	4%	(3,422)	-27%
Total backlog	$407,009	100%	$313,343	100%	$93,666	30%

We expect to recognize revenue on approximately 35% to 45% of the backlog within one year, 30% to 40% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following updated fiscal 2025 outlook ($ in thousands):

	New Guidance	Previous Guidance
Net Sales	$200,000 to $210,000	$200,000 to $210,000
Gross Profit	23% - 24% of sales	22% - 23% of sales
SG&A Expenses (Including Amortization)(1)	17% - 18% of sales	16.5% - 17.5% of sales
Tax Rate	20% to 22%	20% to 22%
Adjusted EBITDA(2)	$18,000 to $21,000	$16,500 to $19,500
Capital Expenditures	$13,000 to $18,000	$10,000 to $15,000

(1) Includes approximately $6,500 to $7,500 of BN Performance Bonus, equity-based compensation, and ERP conversion costs included in SG&A expense.

(2) Excludes net interest expense, income taxes, depreciation and amortization from net income, as well as approximately $2,000 to $3,000 of equity-based compensation and ERP conversion costs included in SG&A expense and approximately $700 of acquisition & integration income, net.

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

Contingencies and Commitments

We have been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in or accompanying our products or from exposure to asbestos at the Company's facilities. We are a co-defendant with numerous other defendants in these lawsuits and intend to vigorously defend ourselves against these claims. The claims in most of our current lawsuits are similar to those made in previous asbestos lawsuits that named us as a defendant. Such previous lawsuits either were dismissed when it was shown that we had not supplied products to the plaintiffs’ places of work, or were settled by us for immaterial amounts. We believe that the resolution of these asbestos-related lawsuits will not have a material adverse effect on our financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these asbestos-related lawsuits could have a material adverse impact on our financial position and results of operations.

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding GIPL. The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct total $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and we have implemented remedial actions, including strengthening our compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. We have voluntarily reported the findings of our investigation to the appropriate authorities in India and the U.S. Department of Justice and the SEC. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to our overall consolidated results of operations, financial position, or cash flows.

As of September 30, 2024, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Critical Accounting Policies, Estimates, and Judgments

Our Unaudited Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements relate to labor hour estimates, total cost, and establishment of operational milestones which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, accounting for business combinations and intangible assets, and accounting for pensions and other postretirement benefits. There have been no material changes to the aforementioned critical accounting policies and estimates. For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2024.

New Accounting Pronouncements

In the normal course of business, management evaluates all new Accounting Standards Updates and other accounting pronouncements issued by the Financial Accounting Standards Board, SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company's Unaudited Condensed Consolidated Financial Statements. Other than those discussed in the Unaudited Condensed Consolidated Financial Statements, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements. For discussion of the newly issued accounting pronouncements see Note 14 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Foreign Currency

International consolidated sales for the first six months of fiscal 2025 were 18% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first six months of fiscal 2025, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first six months of fiscal 2025, foreign currency exchange rate fluctuations increased our cash balances by $41 primarily due to the weakening of the U.S. dollar.

We have limited exposure to foreign currency purchases. In the first six months of fiscal 2025, our purchases in foreign currencies represented approximately 6% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange rate agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange rate contracts were not used in the periods being reported in this Form 10-Q and as of September 30, 2024 and March 31, 2024, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain. International conflicts or other geopolitical events, including the 2022 Russian invasion of Ukraine and the Israel-Hamas war, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, and heightened inflation. Further escalation of geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our New Revolving Credit Facility that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of September 30, 2024, we had no variable rate debt outstanding on our New Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

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

P3 Technologies, LLC Acquisition

On November 9, 2023, we acquired P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business that serves the space, new energy, defense, and medical industries. For additional information regarding the acquisition, refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 in this Form 10-Q. Based on the recent completion of this acquisition and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include P3.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer

During the second quarter of fiscal 2025, we directly withheld shares for tax withholding purposes from restricted stock awarded to officers that vested during the period. Common stock repurchases in the quarter ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

7/01/2024-7/31/2024	—	—	—	—
8/01/2024-8/31/2024	—	—	—	—
9/01/2024-9/30/2024	1	$31.84	—	—
	1	$31.84	—	—

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the six months ended September 30, 2024 or during fiscal 2024 and we currently have no intention to pay dividends for the foreseeable future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

10.1

First Amendment to Credit Agreement, by and among Graham Corporation and Wells Fargo Bank, National Association, dated July 15, 2024, is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

++	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

	+ ++	Exhibit filed with this report Exhibit furnished with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ CHRISTOPHER J. THOME
Christopher J. Thome
Vice President-Finance, Chief Financial Officer,
Chief Accounting Officer, and Corporate Secretary
(On behalf of the Registrant and as Principal Financial Officer)

Date: November 8, 2024