Form 10-Q
period 2024-12-31
GRAHAM CORP
filed 2025-02-07
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Yes ☐ No ☒

As of February 6, 2025, there were outstanding 10,902,937 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2024 and March 31, 2024 and for the three and nine months ended December 31, 2024 and 2023

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$47,037	$43,818	$150,551	$136,463
Cost of products sold	35,351	34,095	113,698	108,572
Gross profit	11,686	9,723	36,853	27,891
Other operating expenses and income:
Selling, general and administrative	9,260	8,429	26,821	21,563
Selling, general and administrative – amortization	436	383	1,309	930
Other operating income	(220)	—	(946)	—
Operating income	2,210	911	9,669	5,398
Loss on extinguishment of debt	—	726	—	726
Other expense, net	91	93	273	280
Interest (income) expense, net	(128)	37	(442)	277
Income before provision (benefit) for income taxes	2,247	55	9,838	4,115
Provision (benefit) for income taxes	659	(110)	2,003	899
Net income	$1,588	$165	$7,835	$3,216
Per share data
Basic:
Net income	$0.15	$0.02	$0.72	$0.30
Diluted:
Net income	$0.14	$0.02	$0.71	$0.30
Weighted average common shares outstanding:
Basic	10,890	10,775	10,880	10,709
Diluted	11,057	10,920	11,016	10,792

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$1,588	$165	$7,835	$3,216
Other comprehensive (expense) income:
Foreign currency translation adjustment	(208)	137	(105)	(173)
Defined benefit pension and other postretirement plans net of income tax expense of $45 and $47 for the three months ended December 31, 2024 and 2023, respectively, and $135 and $140 for the nine months ended December 31, 2024 and 2023, respectively	151	164	451	492
Total other comprehensive (expense) income	(57)	301	346	319
Total comprehensive income	$1,531	$466	$8,181	$3,535

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$30,046	$16,939
Trade accounts receivable, net of allowances ($402 and $79 at December 31 and March 31, 2024, respectively)	34,951	44,400
Unbilled revenue	37,777	28,015
Inventories	39,026	33,410
Prepaid expenses and other current assets	3,866	3,561
Income taxes receivable	46	—
Total current assets	145,712	126,325
Property, plant and equipment, net	44,133	32,080
Prepaid pension asset	6,571	6,396
Operating lease assets	6,433	7,306
Goodwill	25,520	25,520
Customer relationships, net	13,444	14,299
Technology and technical know-how, net	10,499	11,065
Other intangible assets, net	6,939	7,181
Deferred income tax asset	2,928	2,983
Other assets	2,071	724
Total assets	$264,250	$233,879
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$21	$20
Accounts payable	25,390	20,788
Accrued compensation	16,695	16,800
Accrued expenses and other current liabilities	4,645	6,666
Customer deposits	92,971	71,987
Operating lease liabilities	1,138	1,237
Income taxes payable	65	715
Total current liabilities	140,925	118,213
Finance lease obligations	51	65
Operating lease liabilities	5,630	6,449
Accrued pension and postretirement benefit liabilities	1,257	1,254
Other long-term liabilities	1,956	2,332
Total liabilities	149,819	128,313
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,064 and 10,993 shares issued and 10,890 and 10,850 shares outstanding at December 31 and March 31, 2024, respectively	1,106	1,099
Capital in excess of par value	33,546	32,015
Retained earnings	89,834	81,999
Accumulated other comprehensive loss	(6,667)	(7,013)
Treasury stock (174 and 143 shares at December 31 and March 31, 2024, respectively)	(3,388)	(2,534)
Total stockholders’ equity	114,431	105,566
Total liabilities and stockholders’ equity	$264,250	$233,879

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2024	2023
Operating activities:
Net income	$7,835	$3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,712	2,375
Amortization of intangible assets	1,663	1,487
Amortization of actuarial losses	586	632
Amortization of debt issuance costs	—	131
Equity-based compensation expense	1,204	1,002
Loss on extinguishment of debt	—	726
Change in fair value of contingent consideration	(946)	—
Deferred income taxes	(91)	935
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	9,394	(11,335)
Unbilled revenue	(9,879)	11,213
Inventories	(5,628)	(4,357)
Prepaid expenses and other current and non-current assets	(1,665)	(1,526)
Income taxes receivable	(46)	(459)
Operating lease assets	965	894
Prepaid pension asset	(175)	(215)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	3,914	(3,949)
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,380)	2,948
Customer deposits	21,000	16,590
Income taxes payable	(646)	—
Operating lease liabilities	(948)	(825)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	4	—
Net cash provided by operating activities	27,873	19,483
Investing activities:
Purchase of property, plant and equipment	(13,800)	(5,193)
Proceeds from disposal of property, plant and equipment	—	38
Acquisition of P3 Technologies, LLC	(170)	(6,812)
Net cash used by investing activities	(13,970)	(11,967)
Financing activities:
Borrowings of short-term debt obligations	—	13,000
Principal repayments on debt	—	(22,522)
Payment of debt exit costs	—	(752)
Repayments on financing lease obligations	(237)	(224)
Payment of debt issuance costs	—	(241)
Issuance of common stock	334	225
Purchase of treasury stock	(854)	(57)
Net cash used by financing activities	(757)	(10,571)
Effect of exchange rate changes on cash	(39)	(39)
Net increase (decrease) in cash and cash equivalents	13,107	(3,094)
Cash and cash equivalents at beginning of period	16,939	18,257
Cash and cash equivalents at end of period	$30,046	$15,163

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566
Comprehensive income				2,966	122		3,088
Issuance of shares	50	5	(5)				—
Recognition of equity-based compensation expense			344				344
Purchase of treasury stock						(810)	(810)
Balance at June 30, 2024	11,043	1,104	32,354	84,965	(6,891)	(3,344)	108,188
Comprehensive income				3,281	281		3,562
Issuance of shares	21	2	332				334
Recognition of equity-based compensation expense			434				434
Purchase of treasury stock						(44)	(44)
Balance at September 30, 2024	11,064	1,106	33,120	88,246	(6,610)	(3,388)	112,474
Comprehensive income (loss)				1,588	(57)		1,531
Recognition of equity-based compensation expense			426				426
Balance at December 31, 2024	11,064	$1,106	$33,546	$89,834	$(6,667)	$(3,388)	$114,431

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933
Comprehensive income (loss)				2,640	(88)		2,552
Issuance of shares	53	8	(8)				—
Forfeiture of shares	(9)	(1)	1				—
Recognition of equity-based compensation expense			293				293
Issuance of treasury stock			294			(294)	—
Purchase of treasury stock						(57)	(57)
Balance at June 30, 2023	10,818	1,082	28,641	80,083	(7,551)	(2,534)	99,721
Comprehensive income				411	106		517
Issuance of shares	28	2	223				225
Recognition of equity-based compensation expense			332				332
Balance at September 30, 2023	10,846	1,084	29,196	80,494	(7,445)	(2,534)	100,795
Comprehensive income				165	301		466
Issuance of shares for purchase of P3 Technologies, LLC	125	13	2,104				2,117
Recognition of equity-based compensation expense			378				378
Balance at December 31, 2023	10,971	$1,097	$31,678	$80,659	$(7,144)	$(2,534)	$103,756

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Suzhou, China and Ahmedabad, India at December 31 and March 31, 2024, and its recently acquired wholly-owned subsidiary, P3 Technologies, LLC ("P3"), located in Jupiter, Florida (see Note 2). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2024. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("fiscal 2024"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2025 ("fiscal 2025").

NOTE 2 – ACQUISITION:

On November 9, 2023, the Company completed its acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, Florida that serves the space, new energy, defense, and medical industries. The Company believes this acquisition advances its growth strategy, further diversifies its market and product offerings, and broadens its turbomachinery solutions. P3 is managed through the Company's Barber-Nichols, LLC ("BN") subsidiary and is highly complementary to BN's technology and enhances its turbomachinery solutions.

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

Balance at November 9, 2023	$2,040
Change in fair value	80
Payments	—
Balance at March 31, 2024	2,120
Change in fair value	(130)
Payments	—
Balance at June 30, 2024	1,990
Change in fair value	(596)
Payments	—
Balance at September 30, 2024	1,394
Change in fair value	(220)
Payments	—
Balance at December 31, 2024	$1,174

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

The Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2024 includes net sales for P3 of $963 and $3,400, respectively and net (loss) income of ($92) and $184, respectively. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the P3 acquisition had occurred at the beginning of each of the fiscal periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$47,037	$44,186	$150,551	$140,019
Net income	1,588	464	7,835	4,554
Income per share
Basic	$0.15	$0.04	$0.72	$0.42
Diluted	$0.14	$0.04	$0.71	$0.42

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Market	2024	2023	2024	2023
Refining	$6,418	$7,638	$23,076	$21,794
Chemical/Petrochemical	6,791	4,130	16,996	14,536
Defense	27,023	24,330	87,014	72,265
Space	3,821	2,931	11,184	10,528
Other	2,984	4,789	12,281	17,340
Net sales	$47,037	$43,818	$150,551	$136,463

Geographic Region
Asia	$2,275	$4,016	$11,851	$12,898
Canada	2,441	1,116	5,102	3,107
Middle East	1,551	501	3,328	2,219
South America	495	65	864	264
U.S.	39,675	36,822	126,065	113,567
All other	600	1,298	3,341	4,408
Net sales	$47,037	$43,818	$150,551	$136,463

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue recognized over time	75%	76%	79%	77%
Revenue recognized at shipment	25%	24%	21%	23%

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2024	March 31, 2024	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue - contract assets	$37,777	$28,015	$9,762	$77,291	$(67,529)
Customer deposits - contract liabilities	(92,971)	(71,987)	(20,984)	33,402	(54,386)
Net contract (liabilities) assets	$(55,194)	$(43,972)	$(11,222)

Contract liabilities at December 31, and March 31, 2024 include $7,122 and $21,426, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at December 31, and March 31, 2024, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,618 and $1,875 at December 31, and March 31, 2024, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of December 31, 2024, the Company had remaining unsatisfied performance obligations of $384,701. The Company expects to recognize revenue on approximately 45% to 50% of the remaining performance obligations within one year, 35% to 40% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method. Major classifications of inventories are as follows:

	December 31,	March 31,
	2024	2024
Raw materials and supplies	$5,808	$4,396
Work in process	31,542	27,065
Finished products	1,676	1,949
Total	$39,026	$33,410

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2024
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$2,756	$13,444
Technology and technical know-how	10 - 20 years	12,600	2,101	10,499
Backlog	4 years	3,900	3,844	56
Tradename	3 years	300	117	183
		$33,000	$8,818	$24,182

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2024
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$1,901	$14,299
Technology and technical know-how	10 - 20 years	12,600	1,535	11,065
Backlog	4 years	3,900	3,677	223
Tradename	3 years	300	42	258
		$33,000	$7,155	$25,845

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

Intangible amortization was $554 and $596 for the three months ended December 31, 2024 and 2023, respectively, and $1,663 and $1,487 for the nine months ended December 31, 2024 and 2023, respectively. The estimated annual future amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2025	$555
2026	1,995
2027	1,953
2028	1,895
2029	1,895
2030 and thereafter	15,889
Total intangible amortization	$24,182

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

No time vesting restricted stock units ("RSUs") or performance based restricted stock units ("PSUs") were awarded in the three months ended December 31, 2024 and 2023. The following restricted stock units were awarded in the nine months ended December 31, 2024 and 2023:

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

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of December 31, 2024, a total of 400 shares of common stock may be purchased under the ESPP.

The Company has recognized equity-based compensation costs, which is primarily included in selling, general and administrative costs, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Restricted stock awards	$—	$77	$33	$241
Restricted stock units	392	256	1,074	701
Employee stock purchase plan	34	44	97	60
	$426	$377	$1,204	$1,002

Income tax benefit recognized	$98	$84	$277	$223

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Basic income per share
Numerator:
Net income	$1,588	$165	$7,835	$3,216
Denominator:
Weighted average common shares outstanding	10,890	10,775	10,880	10,709
Basic income per share	$0.15	$0.02	$0.72	$0.30

Diluted income per share
Numerator:
Net income	$1,588	$165	$7,835	$3,216
Denominator:
Weighted average common shares outstanding	10,890	10,775	10,880	10,709
Restricted stock units outstanding	167	145	136	83
Weighted average common and potential common shares outstanding	11,057	10,920	11,016	10,792
Diluted income per share	$0.14	$0.02	$0.71	$0.30

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Balance at beginning of period	$637	$638	$806	$578
Expense for product warranties	151	63	199	266
Product warranty claims paid	(27)	(7)	(244)	(150)
Balance at end of period	$761	$694	$761	$694

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	For the Nine Months Ended
	December 31,
	2024	2023
Interest paid	$243	$726
Income taxes paid	2,826	424
Issuance of shares as part of the consideration of the P3 acquisition	—	2,117
Capital purchases recorded in accounts payable	1,587	699

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

The Company has been named as a defendant in lawsuits alleging personal injury from exposure to asbestos allegedly contained in, or accompanying, products made by the Company or from exposure to asbestos at the Company's facilities. The Company is a co-defendant with numerous other defendants in these lawsuits and intends to vigorously defend itself against these claims. The claims in most of the Company’s current lawsuits are similar to those made in previous asbestos-related suits that named the Company as a defendant, which either were dismissed when it was shown that the Company had not supplied products to the plaintiffs’ places of work or were settled for immaterial amounts. The Company believes that the resolution of these asbestos-related lawsuits will not have a material adverse effect on the Company's financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these asbestos-related lawsuits could have a material adverse impact on the Company's financial position and the results of operations.

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding its wholly-owned subsidiary Graham India Private Limited ("GIPL"). The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct totaled $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and the Company has implemented remedial actions, including strengthening its compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. The Company has voluntarily reported the findings of its investigation to the appropriate authorities in India, the U.S. Department of Justice, and the Securities and Exchange Commission and will continue to cooperate with those authorities. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to the Company’s overall consolidated results of operations, financial position, or cash flows.

As of December 31, 2024, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company previously entered into operating leases with Ascent Properties Group, LLC, a limited liability company of which our Chief Executive Officer holds a majority interest, for two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $248 and $243 during the three months ended December 31, 2024 and 2023, respectively, and $742 and $709 during the nine months ended December 31, 2024 and 2023, respectively. The Company is obligated to make payments of $248 during the remainder of fiscal 2025. Future fixed minimum lease payments under these leases as of December 31, 2024 are $5,043.

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

There was no liability for unrecognized tax benefits at either December 31, 2024 or March 31, 2024.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of projected pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. In addition, the Company continues to explore tax planning opportunities that may have a material impact on its effective tax rate. The Company's effective tax rate as of the third quarter of 2025 was 29.3% on $2,247 of income before taxes compared to 20.4% on $9,838 of income before taxes for the first nine months of fiscal 2025. The increase in the Company's effective tax rate in the third quarter was primarily a result of return to provision adjustments due to changes in estimates.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three and nine months ended December 31, 2024 and 2023 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2024	$(6,776)	$(237)	$(7,013)
Other comprehensive loss before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income (loss)	150	(28)	122
Balance at June 30, 2024	(6,626)	(265)	(6,891)
Other comprehensive income before reclassifications	—	131	131
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income	150	131	281
Balance at September 30, 2024	(6,476)	(134)	(6,610)
Other comprehensive loss before reclassifications	—	(208)	(208)
Amounts reclassified from accumulated other comprehensive loss	151	—	151
Net current-period other comprehensive income (loss)	151	(208)	(57)
Balance at December 31, 2024	$(6,325)	$(342)	$(6,667)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2023	$(7,470)	$7	$(7,463)
Other comprehensive loss before reclassifications	—	(252)	(252)
Amounts reclassified from accumulated other comprehensive loss	164	—	164
Net current-period other comprehensive income (loss)	164	(252)	$(88)
Balance at June 30, 2023	(7,306)	(245)	(7,551)
Other comprehensive loss before reclassifications	—	(58)	(58)
Amounts reclassified from accumulated other comprehensive loss	164	—	164
Net current-period other comprehensive income (loss)	164	(58)	106
Balance at September 30, 2023	(7,142)	(303)	(7,445)
Other comprehensive income before reclassifications	—	137	137
Amounts reclassified from accumulated other comprehensive loss	164	—	164
Net current-period other comprehensive income	164	137	301
Balance at December 31, 2023	$(6,978)	$(166)	$(7,144)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	December 31,
	2024		2023
Pension and other postretirement benefit items:
Amortization of actuarial loss	$196	(1)	$211	(1)	Income before provision (benefit) for income taxes
Tax effect	45		47		Provision (benefit) for income taxes
	$151		$164		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Nine Months Ended
	December 31,
	2024		2023
Pension and other postretirement benefit items:
Amortization of actuarial loss	$586	(1)	$632	(1)	Income before provision for income taxes
Tax effect	135		140		Provision for income taxes
	$451		$492		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 13 – DEBT:

On October 13, 2023, the Company terminated its revolving credit facility and repaid its term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $50,000 line of credit (the "New Revolving Credit Facility"). The New Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of December 31, 2024, there was $0 borrowed and $7,202 letters of credit outstanding on the New Revolving Credit Facility.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of December 31, 2024, the Company was in compliance with the financial covenants of the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of December 31, 2024, the SOFR rate was 4.49%.

The Company is required to pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of December 31, 2024, the amount available under the New Revolving Credit Facility was $42,798, subject to the interest and leverage covenants.

As of December 31, 2024, $150 letters of credit remain outstanding with Bank of America and are cash secured. These outstanding letters of credit are subject to a fee of 0.60% per annum. As of December 31, 2024, $4,442 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of December 31, 2024, $11 letters of credit are outstanding with China Construction Bank and are cash secured. Additionally, we have a 20,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $1,038 letters of credit outstanding as of December 31, 2024. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum.

On July 15, 2024, the Company and Wells Fargo entered into an amendment to the New Revolving Credit Facility, which increased the maximum aggregate principal amount of indebtedness of Foreign Subsidiaries and Non-Guarantor Subsidiaries, as defined in the New Revolving Credit Facility, allowed under the New Revolving Credit Facility from $2,000 to $3,500.

Total letters of credit outstanding as of December 31, 2024 and March 31, 2024 were $12,843 and $8,442, respectively.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the defense, space, energy and process industries. For the defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the space industry, our equipment is used in propulsion, power and energy management systems, and for life support systems. We supply equipment for vacuum, heat transfer, and fluid transfer applications used in energy and new energy markets including oil refining, cogeneration, and multiple alternative and clean power applications including hydrogen. For the chemical and petrochemical industries, our equipment is used in fertilizer, ammonia, ethylene, methanol, and downstream chemical facilities.

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

The purchase price for P3 was $11,238 and was comprised of 125 shares of our common stock, representing a value of $1,930, and cash consideration of $7,268. The cash consideration was funded through borrowings on our line of credit. The purchase agreement included a contingent earn-out dependent upon certain financial measures of P3 post-acquisition, in which the sellers are eligible to receive up to $3,000 in additional cash consideration. See Note 2 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the third quarter ended December 31, 2024 (the "Form 10-Q") for additional information.

Summary

Highlights for the three months ended December 31, 2024 include:

•
Net sales for the third quarter of fiscal 2025 were $47,037 up 7% compared with the third quarter of fiscal 2024. This increase was across multiple markets including an 11% increase in sales to the defense industry, due to new programs, growth in existing programs, better execution, improved pricing, and timing. Additionally, net sales for the quarter for the chemical/petrochemical market increased 64%, driven by increased sales of capital equipment, partially offset by a 16% decline in refining revenue due to lower sales in India due to project timing. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $9,704 remained strong and were 2% higher than the prior year. Note that historically the third quarter of our fiscal year is our lowest revenue quarter due to the holidays and a higher level of vacation being taken by our direct labor force.
•
Gross profit and margin for the third quarter of fiscal 2025 were $11,686 and 24.8%, respectively. The 260 basis point improvement in gross profit margin over the comparable period of fiscal 2024 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as better execution, and improved pricing, partially offset by higher incentive compensation in comparison with the prior year. Additionally, third quarter fiscal 2025 gross profit benefited $255 due to a $2,100 grant received from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia and related equipment. To date we have received $1,460 of funding under this grant.

The BlueForge Alliance is a nonprofit, neutral integrator that supports the United States ("U.S.") Navy's Submarine Industrial Base Initiatives.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the third quarter of fiscal 2025 increased $884 over the same period of fiscal 2024 and reflects the investments we are making in our people, our processes, and our technology. More specifically, SG&A increased $419 over the prior year quarter due to bad debt reserves related to foreign and smaller space customers, which was offset by lower professional fees of $420. The increase in SG&A is also due to costs related to the implementation of a new enterprise resource planning ("ERP") system at our Batavia facility, incremental costs related to P3, increased research and development investment, and increased personnel costs in connection with our growth and strategic initiatives. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for the fiscal years ending March 31, 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus). During the third quarter of fiscal 2025, we recorded $1,076 related to the BN Performance Bonus, a $188 decrease from the prior year.
•
Net income and income per diluted share for the third quarter of fiscal 2025 were $1,588 and $0.14, respectively, compared with net income and income per diluted share of $165 and $0.02, respectively, for the third quarter of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2025 were $1,966 and $0.18, respectively, compared with adjusted net income and adjusted net income per diluted share of $1,451 and $0.13, respectively, for the third quarter of fiscal 2024. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the third quarter of fiscal 2025 decreased to $24,786 compared with $123,267 in the third quarter of fiscal 2024. This decrease was primarily due to a record level of orders in the third quarter of fiscal 2024 as a result of follow-on orders for critical U.S. Navy programs related to the Columbia Class submarine and Ford Class carrier programs. After-market orders for the refining, petrochemical, and defense markets for the third quarter of fiscal 2025 increased 51% to $13,013 compared with the prior-year period. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the defense industry, which span multiple years and are larger in size. For more information on this key performance indicator see "Orders and Backlog" below.
•
Backlog was $384,701 at December 31, 2024, compared with $390,868 at March 31, 2024. This decrease was primarily driven by the timing of orders in our defense market. For more information on this key performance indicator see "Orders and Backlog" below.
•
Cash and cash equivalents at December 31, 2024 were $30,046, compared with $16,939 at March 31, 2024. This increase was primarily due to cash provided by operating activities of $27,873, partially offset by capital expenditures of $13,800 as we continue to invest in process improvement and longer-term growth opportunities. Cash flow from operations during the quarter was primarily driven by cash net income and a reduction in working capital as a result of strong cash management and favorable contract terms.
•
In February 2025, we announced a leadership change to provide for executive succession, strengthen our core leadership team, and support continued growth. As part of our established succession plan, President & CEO, Daniel J. Thoren is expected to transition to Executive Chairman and Strategic Advisor effective June 2025. With this change, Jonathan W. Painter, Chairman of the Board of Directors, will transition to Lead Independent Director. Additionally, Matthew J. Malone, current Vice President and General Manager of BN, was appointed to President & COO effective February 2025 and is expected to assume the CEO role of Graham Corporation in June 2025. Michael E. Dixon, current Director of Sales and Marketing of BN, was promoted to General Manager of BN effective February 2025 and is expected to assume the role of Vice President of Graham Corporation and General Manager of BN in June 2025.

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

Current Market Conditions

Demand for our equipment and systems for the defense industry is expected to remain strong and continue to expand, based on defense budget plans, accelerated ship build schedules, increased geopolitical tensions, the projected build schedules of submarines, aircraft carriers, and undersea propulsion and power systems, and the solutions we provide. We also don't believe that changes made by the new U.S. presidential administration will materially impact our defense business. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in U.S. Department of Defense radar, laser, electronics, and power systems. We have built a leading position, and in most instances a sole source position, for certain systems and equipment for the defense industry.

Our traditional energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, may lead to demand growth for fossil-based fuels that is less than the global growth rate. The timing and catalyst for a recovery in this market remain uncertain. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional energy markets will be outside the U.S., such as India and the Middle-East. Finally, over the last few years we have experienced an increase in our energy and chemical aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate. We expect this trend to continue for the foreseeable future.

Over the long-term, we expect that population growth, an expanding global middle class, and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers and related products. As such, we expect investment in new global chemical and petrochemical capacity will continue and drive growth in demand for our products and services.

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

The alternative and clean energy opportunities for our heat transfer, power production, and fluid transfer systems are expected to continue to grow. We assist in designing, developing and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, small modular nuclear systems, bioenergy products, and geothermal power generation with lithium extraction. We are positioning the Company to be a more significant contributor as these markets continue to develop.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market, which comprised 80% of our total backlog at December 31, 2024.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$47,037	$43,818	$150,551	$136,463
Gross profit	$11,686	$9,723	$36,853	$27,891
Gross profit margin	25%	22%	24%	20%
SG&A expenses	$9,696	$8,812	$28,130	$22,493
SG&A as a percent of sales	21%	20%	19%	16%
Net income	$1,588	$165	$7,835	$3,216
Income per diluted share	$0.14	$0.02	$0.71	$0.30

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

Third Quarter and First Nine Months of Fiscal 2025 Compared with Third Quarter and First Nine Months of Fiscal 2024

Net sales for the third quarter of fiscal 2025 were $47,037 up 7% compared with the third quarter of fiscal 2024. This increase was across multiple markets including an 11% increase in sales to the defense industry, due to new programs, growth in existing programs, better execution, improved pricing, and timing. Net sales for the quarter for the chemical/petrochemical market increased 64%, driven by increased sales of capital equipment, partially offset by a 16% decline in refining revenue due to lower sales in India due to project timing. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $9,704 remained strong and were 2% higher than the prior year. Note that historically the third quarter of our fiscal year is our lowest revenue quarter due to the holidays and a higher level of vacation being taken by our direct labor force.

Domestic sales as a percentage of aggregate sales were 84% in the third quarter of fiscal 2025, comparable to the 84% in the third quarter of fiscal 2024, reflecting our continued presence in the defense industry, which is U.S. based. Sales for the three months ended December 31, 2024 were 57% to the defense industry compared to 56% for the comparable quarter in fiscal 2024.

Net sales for the first nine months of fiscal 2025 increased $14,088, or 10%, from the first nine months of fiscal 2024. Approximately $2,373 of this increase was due to the acquisition of P3 which primarily serves the defense and space markets. Additionally, the increase over the prior year was due to a 20% increase in sales to the defense industry, due to new programs, growth in existing programs, better execution, improved pricing, and timing. Net sales for the first nine months of fiscal 2025 to the refining and chemical/petrochemical markets increased 6% and 17%, respectively, driven by the timing of larger capital projects, partially offset by lower aftermarket sales. Aftermarket sales to the refining, chemical, petrochemical, and defense markets of $27,314 remained strong but were 12% lower than the prior year record levels. These increases were partially offset by a $5,059 decrease in "Other" sales due to project timing across multiple markets and customers including sales to our new energy markets. The new energy market remains a key strategic focus for our business with significant opportunities for growth over the long-term but are lumpy in nature.

Domestic sales as a percentage of aggregate sales were 84% for the first nine months of fiscal 2025, comparable to the 83% for the same period of fiscal 2024, reflecting our continued presence in the defense industry, which is U.S. based. Sales for the nine months ended December 31, 2024 were 58% to the defense industry compared to 53% for the comparable quarter in fiscal 2024. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit and margin for the third quarter of fiscal 2025 was $11,686 and 24.8%, respectively, and $36,853 and 24.5%, respectively, for the first nine months of fiscal 2025. These 260 and 410 basis point improvements in gross profit margin over the comparable quarter and year-to-date periods of fiscal 2024, respectively, reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as better execution and improved pricing, partially offset by higher incentive compensation in comparison with the prior year. Additionally, third quarter and the first nine months of fiscal 2025 gross profit benefited $254 and $1,172, respectively, from a $2,100 grant received from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia and related equipment. To date we have received $1,460 of funding under this grant.

Changes in SG&A expense, including amortization expense, for the three and nine months ending December 31, 2024 versus the comparable prior year period is as follows:

	Change Q3 FY25 vs. Q3 FY24	Change YTD Q3 FY25 vs. YTD Q3 FY24
BN Performance Bonus	$(188)	$395
Amortization of intangibles	53	379
P3 Technologies	151	406
ERP implementation costs	101	648
Equity based compensation	256	566
Performance-based compensation	(7)	29
Professional fees	(420)	54
Research & development	28	558
Personnel costs	315	1,565
Bad debt expense	419	383
All other	176	654
Total SG&A change	$884	$5,637

In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years ending March 31, 2024, 2025 and 2026, which can range between $2,000 and $4,000 per year. The increase in research and development costs reflects the increased level of investment we are making in our products and technology. The increase in ERP implementation costs related to the new ERP system at our Batavia facility. Other increases to SG&A include personnel cost increases due to normal merit increases and increased staffing to support growth, as well as an increase in bad debt reserves related to foreign and smaller space customers.

Other operating income represents the change in fair value of the P3 contingent earn-out liability and was $220 and $946 for the three and nine month periods ended December 31, 2024, respectively, versus $0 for the comparable prior year periods of fiscal 2024. The change in fair value was due to delayed orders/projects that extended beyond the earnout period.

Net interest income for the third quarter and first nine months of fiscal 2025 was $128 and $442, respectively, compared to net interest expense of $37 and $277 for the comparable periods of fiscal 2024, respectively. This increase in interest income was due to our strong cash position and lower debt levels versus fiscal 2024.

Our effective tax rate for the third quarter of fiscal 2025 was 29%, compared with (200)% in the third quarter of fiscal 2024. Our effective tax rate for the first nine months of fiscal 2025 was 20%, compared with 22% for the first nine months of fiscal 2024. Our effective tax rate can vary significantly from quarter to quarter depending on the level of projected pre-tax income, the amount of projected income derived from our higher tax rate foreign subsidiaries, as well as the timing of discrete tax items, primarily related to the vesting of restricted stock awards. The decrease in our effective tax rate for the first nine months of fiscal 2025 versus the prior year was primarily due to a discrete tax benefit recognized in the first quarter of fiscal 2025 related to the vesting of restricted stock awards and the Company's improved stock price over the prior year, partially offset by return to provision adjustments recognized in the third quarter of fiscal 2025 due to changes in estimates. For fiscal 2025, we expect our effective tax rate to be between 20% and 22%, as the impact of these discrete tax items on our full year effective tax rate lessens over the course of the year.

The result of the above is that net income and income per diluted share for the third quarter of fiscal 2025 were $1,588 and $0.14, respectively, compared with $165 and $0.02, respectively, for the third quarter of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2025 were $1,966 and $0.18, respectively, compared with adjusted net income and adjusted net income per diluted share of $1,451 and $0.13, respectively, for the third quarter of fiscal 2024. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Net income and income per diluted share for the first nine months of fiscal 2025 were $7,835 and $0.71, respectively, compared with net income of $3,216 and $0.30, respectively, for the first nine months of fiscal 2024. Adjusted net income and adjusted net income per diluted share for the first nine months of fiscal 2025 were $8,965 and $0.81, respectively, compared with adjusted net income and adjusted net income per diluted share of $5,188 and $0.48, respectively, for the first nine months of fiscal 2024. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

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

A reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$1,588	$165	$7,835	$3,216
Acquisition & integration (income) expense	(220)	274	(900)	274
Equity-based compensation	426	377	1,204	1,002
ERP implementation costs	157	56	704	56
Debt amendment costs	-	744	-	744
Net interest (income) expense	(128)	37	(442)	277
Income tax expense (benefit)	659	(110)	2,003	899
Depreciation & amortization	1,545	1,422	4,375	3,862
Adjusted EBITDA(1)	$4,027	$2,965	$14,779	$10,330

Net Sales	47,037	43,818	150,551	136,463
Net income as a % of revenue	3.4%	0.4%	5.2%	2.4%
Adjusted EBITDA as a % of revenue	8.6%	6.8%	9.8%	7.6%

(1) Beginning in the fourth quarter of fiscal 2024, adjusted EBITDA no longer excludes the BN Performance Bonus, but now excludes the impact of non-cash equity-based compensation expense in order to be more consistent with market practice. Prior period results have been adjusted to reflect these changes on a comparable basis. The BN Performance Bonus expense was $1,076 and $3,228 for the third quarter and first nine months of fiscal 2025, respectively, and $1,264 and $2,833 for the third quarter and first nine months of fiscal 2024, respectively, and will be completed at the end of fiscal 2026.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income	$1,588	$165	$7,835	$3,216
Acquisition & integration (income) expense	(220)	274	(900)	274
Amortization of intangible assets	554	596	1,663	1,487
ERP implementation costs	157	56	704	56
Debt amendment costs	-	744	-	744
Normalized tax rate(1)	(113)	(384)	(337)	(589)
Adjusted net income(2)	$1,966	$1,451	$8,965	$5,188

GAAP net income per diluted share	$0.14	$0.02	$0.71	$0.30
Adjusted net income per diluted share	$0.18	$0.13	$0.81	$0.48
Diluted weighted average common shares outstanding	11,057	10,920	11,016	10,792

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate.

(2) Beginning in the fourth quarter of fiscal 2024, adjusted net income no longer excludes the BN Performance Bonus. Prior period results have been adjusted to reflect this change on a comparable basis. The BN Performance Bonus expense, net-of-tax, was $829 and $2,486 for the third quarter and first nine months of fiscal 2025, respectively, and $973 and $2,181 for the third quarter and first nine months of fiscal 2024, respectively, and will be completed at the end of fiscal 2026.

Acquisition and integration (income) expense are incremental costs that are directly related to and as a result of the P3 acquisition. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented throughout our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed. Debt amendment costs consist of accelerated write-offs of unamortized deferred debt issuance costs and discounts, prepayment penalties, and attorney fees in connection with the amendment of our credit facility in October 2023.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows:

	December 31,	March 31,
	2024	2024
Cash and cash equivalents	$30,046	$16,939
Working capital (1)	4,787	8,112
Working capital ratio(1)	1.0	1.1

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first nine months of fiscal 2025 was $27,873 compared with $19,483 for the first nine months of fiscal 2024. This increase was primarily a result of higher cash net income and a reduction in working capital. Over the last nine months, cash flow from operations benefited approximately $11,000 from an increase in customer deposits, net of unbilled revenue, primarily from long-term U.S. Navy defense contracts/projects, that will require cash expenditures over the next 12 to 24 months, which could reduce cash flow from operations.

Capital expenditures for the first nine months of fiscal 2025 were $13,800 compared to $5,193 for the comparable period in fiscal 2024. Capital expenditures for fiscal 2025 were primarily for machinery and equipment, land, buildings and leasehold improvements to support our growth and productivity improvement initiatives and included expenditures related to the expansion of defense production capabilities at our Batavia facility, which is primarily being funded by a $13,500 strategic grant from one of our defense customers. We have increased our expected fiscal 2025 capital expenditures to be in the range of $15,000 to $19,000 from our previous expectations of $10,000 to $15,000 at the beginning of the year due to an opportunistic land purchase in Arvada, Colorado and our plans to construct a cryogenic propellant (LH2, LOX, LCH4) testing facility in Florida to support future growth and customer needs, and were not contemplated at the beginning of the year. Approximately half of our planned capital expenditures for fiscal 2025 are discretionary, with the other half being related to the Batavia facility defense expansion. We estimate that our maintenance capital spend is approximately $2,000 per year. However, for the next several years we expect capital expenditures to be approximately 7% to 10% of sales as we continue to invest in our business in order to support our long-term organic growth goals.

Cash and cash equivalents were $30,046 at December 31, 2024 compared with $16,939 at March 31, 2024, up $13,107 primarily due to cash provided by operations, offset by capital expenditures. At December 31, 2024, $4,603 of our cash and cash equivalents was used to secure our letters of credit and $4,377 of our cash was held by foreign subsidiaries.

On October 13, 2023, we terminated our revolving credit facility and repaid our term loan with Bank of America, and entered into a new five-year revolving credit facility with Wells Fargo that provides a $50,000 line of credit (the "New Revolving Credit Facility"). As of December 31, 2024, there were no borrowings and $7,202 letters of credit outstanding on the New Revolving Credit Facility and the amount available to borrow was $42,798, subject to interest and leverage covenants.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of December 31, 2024, we were in compliance with the financial covenants of the New Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the New Revolving Credit Facility was 0.6x.

The New Revolving Credit Facility contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions, and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the first nine months of fiscal 2025 or during fiscal 2024 and currently have no intention to pay dividends for the foreseeable future.

We did not have any off-balance sheet arrangements as of December 31, 2024 and March 31, 2024, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations combined with the liquidity provided by our New Revolving Credit Facility will be adequate to meet our cash needs for the immediate future.

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

The following tables provide our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

Orders booked in the third quarter of fiscal 2025 decreased to $24,786 compared with $123,267 in the third quarter of fiscal 2024. This decrease was primarily due to a record level of orders in the third quarter of fiscal 2024 as a result of follow-on orders for critical U.S. Navy programs related to the Columbia Class submarine and Ford Class carrier programs. After-market orders for the refining, petrochemical, and defense markets for the third quarter of fiscal 2025 increased 51% to $13,013 compared with the prior-year period. Note that our orders tend to be lumpy given the nature of our business (i.e., large capital projects) and in particular, orders to the defense industry, which span multiple years and are larger in size. Orders for the first nine months of fiscal 2025 benefited from a contract to provide cryogenic pumps for a space launch vehicle and a contract to provide the MK19 Air Turbine Pump for the U.S. Navy Columbia-class submarine, which is a new program for the Company. Additionally, orders for the first nine months of fiscal 2025 included follow-on orders for the second option year of alternators and regulators for the U.S. Navy MK48 Torpedo program, as well as an order for a three surface condenser system for the world's first net-zero carbon emissions integrated ethylene cracker and derivatives site located in North America. After-market orders for the refining and petrochemical markets for the first nine months of fiscal 2025 were $34,773, consistent with the prior-year period. Orders for the first nine months of fiscal 2024 included $9,100 for a vacuum distillation system for a refinery in India, $22,000 related to a strategic investment by one of our larger defense customers, and the follow-on defense orders discussed above. For the first nine months of fiscal 2025 our book-to-bill ratio was 1.0x.

Orders to the U.S. represented 76% of total orders for the first nine months of fiscal 2025 compared to 88% for the prior year. These orders were primarily to the defense market, which are U.S. based, and tend to be lumpy given their large size and are long-term in nature.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	December 31,		December 31,		Change
Market	2024	%	2023	%	$	%
Refining	$30,010	8%	$27,428	7%	$2,582	9%
Chemical/Petrochemical	18,717	5%	14,815	4%	3,902	26%
Space	17,594	5%	11,059	3%	6,535	59%
Defense	307,138	80%	334,455	84%	(27,317)	-8%
Other	11,242	3%	11,487	3%	(245)	-2%
Total backlog	$384,701	100%	$399,244	100%	$(14,543)	-4%

We expect to recognize revenue on approximately 45% to 50% of the backlog within one year, 35% to 40% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following updated fiscal 2025 outlook ($ in thousands):

	New Guidance	Previous Guidance
Net Sales	$200,000 to $210,000	$200,000 to $210,000
Gross Profit	24% - 25% of sales	23% - 24% of sales
SG&A Expenses (Including Amortization)(1)	18% - 19% of sales	17% - 18% of sales
Tax Rate	20% to 22%	20% to 22%
Adjusted EBITDA(2)	$18,000 to $21,000	$18,000 to $21,000
Capital Expenditures	$15,000 to $19,000	$13,000 to $18,000

(1) Includes approximately $6,500 to $7,500 of BN Performance Bonus, equity-based compensation, and ERP conversion costs included in SG&A expense.

(2) Excludes net interest (income) expense, income taxes, depreciation and amortization from net income, as well as approximately $2,000 to $3,000 of equity-based compensation and ERP conversion costs included in SG&A expense and approximately $950 of acquisition & integration income, net.

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding GIPL. The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct totaled $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and we have implemented remedial actions, including strengthening our compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. We have voluntarily reported the findings of our investigation to the appropriate authorities in India, the U.S. Department of Justice, and the SEC and will continue to cooperate with those authorities. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to our overall consolidated results of operations, financial position, or cash flows.

As of December 31, 2024, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 10 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Foreign Currency

International consolidated sales for the first nine months of fiscal 2025 were 16% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first nine months of fiscal 2025, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first nine months of fiscal 2025, foreign currency exchange rate fluctuations decreased our cash balances by $39 primarily due to the strengthening of the U.S. dollar.

We have limited exposure to foreign currency purchases. In the first nine months of fiscal 2025, our purchases in foreign currencies represented approximately 5% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange rate agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange rate contracts were not used in the periods being reported in this Form 10-Q and as of December 31, 2024 and March 31, 2024, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions, such as lower tariffs. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, tariffs, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain. International conflicts or other geopolitical events, including the on-going Russia and Ukraine war, the Israel-Hamas conflict, and increased government regulations affecting trade between the United States and other countries as a result of the recent presidential and congressional elections, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, increased tariffs, and heightened inflation. Further escalation of tariffs or geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. While there could ultimately be a material impact on our operations and liquidity, at the time of this report, the impact could not be determined.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our New Revolving Credit Facility that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of December 31, 2024, we had no variable rate debt outstanding on our New Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

Our Chief Executive Officer (our principal executive officer) and Vice President - Finance and Chief Financial Officer (our principal financial officer) each have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, and as of such date, our Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective in all material respects.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the nine months ended December 31, 2024 or during fiscal 2024 and we currently have no intention to pay dividends for the foreseeable future.

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

Date: February 7, 2025