Form 10-K
period 2025-03-31
GRAHAM CORP
filed 2025-06-09
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2024, was approximately $302.1 million.

As of June 5, 2025, the number of shares of the Registrant’s Common Stock outstanding was 10,948,443 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2025 Annual Meeting of Stockholders to be held on August 26, 2025, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2025

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

PART I

(Dollar amounts in thousands except per share data)

Item 1. Business

Graham Corporation ("we," "us," "our" or the "Company") is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the Defense, Energy & Process, and Space industries. We design and manufacture custom-engineered vacuum, heat transfer, cryogenic pump and turbomachinery technologies. For the Defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the Energy & Process industries we supply equipment for vacuum, heat transfer, and fluid transfer applications used in oil refining, downstream chemical facilities, fertilizers, ethylene, methanol, edible oil, food & beverage, pulp & paper, and multiple alternative energy applications such as hydrogen, small modular nuclear, concentrated solar and geothermal processes. For the Space industry our equipment is used in propulsion, power and thermal management systems, and for life support systems.

Our corporate headquarters is located with our production facilities in Batavia, NY, where surface condensers and ejectors are designed, engineered, and manufactured for the Defense and Energy & Process markets. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, CO, designs, develops, manufactures and sells specialty turbomachinery products for the Defense, Space, Aerospace, Cryogenic, and New Energy markets. In November 2023, we acquired P3 Technologies, LLC ("P3"), located in Jupiter, FL (See "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad and Pune, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "GHM".

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2025, as fiscal 2025. Likewise, we refer to our fiscal years that will end or have ended March 31, 2027, March 31, 2026, March 31, 2024 and March 31, 2023 as fiscal 2027, fiscal 2026, fiscal 2024, and fiscal 2023, respectively.

Acquisition - On November 9, 2023, we completed our acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, FL that serves the Space, New Energy, Defense and Medical markets. We believe this acquisition advances our growth strategy, further diversifies our market and product offerings, and broadens our turbomachinery solutions. P3 is managed through BN, is highly complementary to BN's technology, and enhances its turbomachinery solutions.

Our Products, Customers and Markets

We manufacture high quality, highly reliable custom-engineered products for critical applications. We have updated our end market disclosures to better align with how management evaluates the business and product portfolio. As part of this change, revenue previously classified as Refining, Chemical/Petrochemical, and Other, which included New Energy product sales, will now be consolidated into one market, which has been renamed “Energy & Process.” The Defense and Space end market classifications remain unchanged.

•
Defense

Power plant systems - ejectors, surface condensers

Torpedo ejection, propulsion & power systems - turbines, alternators, regulators, pumps, blowers

Thermal management systems - pumps, blowers, drive electronics
•
Energy & Process

Heat transfer & vacuum systems - ejectors, process condensers, surface condensers, liquid ring pumps, heat exchangers, nozzles

Power generation systems - turbines, generators, compressors, pumps

Thermal management systems - pumps, blowers, electronics
•
Space

Rocket propulsion systems - turbopumps, fuel pumps, cryogenic pumps, nuclear propellant pump
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

Advanced radar and laser systems
•
Energy & Process

Conventional oil refining

Oil sands extraction and upgrading

Ethanol plants

Cogeneration power plants

Geothermal and biomass power plants with lithium extraction

Concentrated solar power

Molten salt reactor development

Small modular nuclear reactor development

Hydrogen fuel cell power

Hydrogen production, transportation, distribution, fueling

Zero-emission aviation

Ethylene, methanol and nitrogen producing plants

Urea and fertilizer plants

Plastics, resins and fibers plants

Downstream petrochemical plants

Coal-to-chemicals plants

Gas-to-liquids plants

Edible oil plants

Food & beverage plants

Pulp & paper plants

•
Space

NASA xEMU next-generation space suit and commercial derivatives

In-space nuclear thermal propulsion turbomachinery

Propellant recirculation pumps

Space exploration blowers

Satellite active cooling pumps

Various commercial space propulsion, fluid and heat transfer applications

Space simulation chambers

Our principal customers include tier one and tier two suppliers to the Defense and Aerospace industry, refineries, petrochemical plants, large engineering companies that build installations for companies in the Energy & Process industries (or Engineering Procurement Contractors), and original equipment manufacturers ("OEM"). A representative list of our customers include: Air Liquide, Applied Research Laboratory at Pennsylvania State University, Aramco, Axiom Space, Bechtel Plant Machinery Inc., Blue Origin, Boeing, CERN, China State-owned Refiners, Cummins, Dow Chemical, DuPont, Echogen Power Systems, General Atomics, General Dynamics, ExxonMobil, Fluor Corporation, Intuitive Machines, Jacobs Engineering Group Inc., Kairos Power, Koch Fertilizer ENID LLC, L3Harris, Lockheed Martin, MHI Compressor International Corporation, NASA, Newport News Shipbuilding, Northrop Grumman, Oak Ridge National Laboratory, Radiant Nuclear, Raytheon Technologies, Relativity, Rolls-Royce North America, SAIC, SES, Sierra Space, U.S. Navy, United Launch Alliance, and Varian.

Our products are sold by a team of sales engineers whom we employ directly. Two customers each accounted for more than 10% of our revenue in the fiscal 2025. As a result of our diversification efforts to more extensively support the U.S. Navy we have increased our concentration in domestic and Defense sales. Domestic sales accounted for approximately 81% of total sales in fiscal 2025, while sales to the Defense industry were 58%.

Our funded and unfunded backlog at March 31, 2025 was $412,335 compared with $390,868 at March 31, 2024. For more information on this performance indicator see "Orders, Backlog and Book-to-Bill Ratio" below.

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

Our Strategy

Our strategy is to build a diversified business that provides mission critical, high compliance products requiring exceptional engineering know-how and a highly-skilled and engaged workforce. We expect to accomplish this by pursuing niche applications in markets with enduring tailwinds that reward differentiated engineered product and full lifecycle scope of work with higher margins. Over the last several years, we have transitioned from a highly cyclical Energy business to a diversified company serving multiple markets including the Defense, Energy & Process, and Space. Our long-term goal is to drive 8% to 10% average annualized organic revenue growth and low to mid-teen adjusted EBITDA margins by fiscal 2027. We expect to accomplish our goals through the development of our full lifecycle product model serving multiple markets while leveraging our technology across our markets and driving business unit synergies to optimize profitability and stability. Additionally, we believe we must develop a highly engaged team that will drive continual improvement for the long term. Executed effectively, we expect our strategy to create more enduring, recurring opportunities and profitable growth.

Fiscal 2023, 2024, and 2025 were characterized by continual improvement and increasing profitability, and formed the initial steps along our path to achieve our fiscal 2027 goals through investments in our business. We remain focused on our strategy which we will continue to advance in fiscal 2026 as we focus on getting better every day. Our priorities are our targeted markets, operational excellence, and serving our stakeholders. As we generate cash, we also will maintain strong capital discipline with smart capital deployment in our strategic thinking. We plan to:

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

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Defense	DC Fabricators; Joseph Oat; PCC; Triumph Aerospace; Xylem

Energy & Process	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; Schutte Koerting; GEA Wiegand GmbH

Turbomachinery OEM – Defense and Space	Ametek, Inc.; Concepts NREC; Curtiss Wright; Honeywell; Kratos Defense & Security Solns

Turbomachinery OEM – Energy & Process	Donghwa Entec Co., Ltd.; KEMCO; Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; Thermal Engineering International (USA), Inc.

international

Market	Principal Competitors

Energy & Process	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte Koerting

Turbomachinery OEM – Energy & Process	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

Intellectual Property

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret laws, and contractual confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham and Barber-Nichols names in the marketplace. Additionally, with the acquisition of P3, we added scalable and adaptable patent-protected intellectual property that we are leveraging across our customer base. This includes P3's patented multi-channel diffuser ("MCD") and self-contained actuating magnetic pump ("SCAMP"). P3's MCD technology improves the efficiency of pumps and compressors by increasing pressure recovery and measurably increasing operating range. The MCD can be used in new designs or retrofit applications and can work with any pump or compressor that utilizes a centrifugal impeller. SCAMP is a family of positive displacement pumps for low flow, high pressure cryogenic applications compatible with oxygen, hydrogen, methane and nitrogen. In fiscal 2025, we launched our NextGen™ steam ejector nozzle which was engineered to reduce steam consumption, lower operating costs, and increase system capacity, allowing refineries and process plants to enhance throughput while minimizing their carbon footprint. Ultimately these benefits drive profitability, positioning the NextGen™ technology as a critical tool for refineries to optimize both performance and financial returns.

Availability of Raw Materials

As discussed more fully in Item 1A “Risk Factors” of this report, inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, labor shortages, tariffs, and strong consumer demand. Additionally, international conflicts and other geopolitical events, including the ongoing war between Russia and the Ukraine, the Israel-Hamas war, and recent trade-related actions, have further contributed to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, tariffs, and disruptions in supply chains. The inflationary environment has increased the cost of our raw materials and labor, which impacts our financial results, especially given that a large percentage of our contracts are fixed-price in nature. To help mitigate this risk, we place orders for raw materials when the purchase orders are received from the customer to lock-in raw material pricing and manufacture a large portion of our international sales in-country which helps isolate us from the impacts of tariffs.

Working Capital Practices

Our business does not require us to carry significant amounts of inventory or materials beyond what is needed for work in process. We negotiate progress payments from our customers on our large projects to finance costs incurred. We do not provide rights to return goods, or payment terms to customers that we consider to be extended in the context of the industries we serve. We do provide for warranty claims, which historically have not had a material impact on our results of operations. Over the last several years, we have renegotiated some of our longer-term Defense contracts to accelerate the timing of billings. This has resulted in a significant increase in our customer deposit liability and significantly reduced our working capital, thus increasing our cash flow from operations.

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

Seasonality

No material part of our business is seasonal in nature. However, since the majority of our revenue is driven by direct labor hours, our fiscal third quarter, which ends on December 31st, is typically our lowest revenue quarter of the year due to the holidays that fall in that quarter. Additionally, our Energy & Process business is highly cyclical as it depends on the willingness of our customers to invest in major capital projects. To help mitigate this risk, we have taken steps to diversify our business into the Defense industry. For fiscal 2025, sales to the Defense industry accounted for approximately 58% of our total sales compared with approximately 25% in fiscal 2021. Conversely, sales to the Energy & Process markets, which are more cyclical in nature, represented approximately 35% of revenue in fiscal 2025 compared with approximately 75% in fiscal 2021.

Research and Development Activities

During fiscal 2025, fiscal 2024 and fiscal 2023, we spent $4,039, $3,944 and $4,144, respectively, on research and development ("R&D") activities. The majority of our R&D is funded by our customers and is specific to help solve our customers’ problems in order to improve efficiencies, address challenging environments, or redesign for form and function. Additionally, we engineer new products and services for our customers and invest to improve existing products and services that are not customer funded. The portion of R&D that was not customer funded during fiscal 2025, fiscal 2024 and fiscal 2023 was $1,124, $904, and $407, respectively. Going forward we expect to increase the amount of our R&D spend that is not customer funded in order to meet our organic growth goals, maintain our technological competitive advantage, and disrupt the markets we serve, but only if those opportunities have the proper return on investment. Going forward we expect our R&D spend that is not customer funded to gradually increase to 1% to 2% of revenue and expect to offset a portion of this increase through process improvement and operational efficiencies.

Human Capital Resources

As of March 31, 2025, we had 636 employees of which 20 are located outside of the U.S. We believe that our relationship with our employees is good.

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

•
Diversity: Our Management recognizes that fostering an inclusive environment helps us compete more effectively for talent, sustain success as a business, and build an engaged employee base. We encourage every one of our team members to form deeper relationships with those around them based on mutual respect, dignity, and understanding.
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

During fiscal 2025, sales to the Defense industry continued to grow and represented 58% of our business compared with 54% and 42% of sales to the Defense industry in fiscal 2024 and 2023, respectively. While these projects are spread across multiple contractors and programs, the end customer for these projects, primarily the U.S. Navy, is the same. This concentration of business could add additional risk to us should there be a disruption, short or long term, in the funding for these projects or our participation in these Defense programs.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

While we may have only two customers that each represent over 10% of revenue in any one year, a small number of customers have accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 60%, 57% and 46% of consolidated net sales in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

The size of our contracts with the Defense industry, primarily the U.S. Navy, may produce volatility in short term financial results.

We believe our strategy to increase the penetration of Defense related opportunities, primarily the U.S. Navy, which are often much larger contracts than our commercial contracts, can, on occasion, be delayed before or during the revenue recognition cycle. If we are unable to reallocate resources to other projects, we may see an increase in volatility in our near-term financial results that may impact our ability to effectively provide accurate investor guidance.

Efforts to reduce large U.S. federal budget deficits could result in government cutbacks or shifts in focus in Defense spending or in reduced incentives to pursue alternative energy projects, resulting in reduced demand for our products, which could harm our business and results of operations.

Our business strategy calls for us to continue to pursue Defense-related projects as well as projects for end users in the alternative energy markets in the U.S. In recent years, the U.S. federal government has incurred large budget deficits. Additionally, the Department of Government Efficiency ("DOGE") has begun taking steps to reduce government spending which may include reduction in funding for government contractors. In the event that U.S. federal government Defense spending is reduced or alternative energy related incentives are reduced or eliminated in an effort to reduce federal budget deficits, projects related to Defense or alternative energy may decrease demand for our products. The impact of such reductions could have a material adverse effect on our business and results of operations, as well as our growth opportunities.

Defense orders are subject to annual government funding. A disruption in funding or a lapse in funding could materially and adversely impact our business.

One of our growth strategies is to increase our penetration of Defense opportunities, primarily U.S. Navy-related. Projects for the U.S. Navy and its contractors generally have a much longer order-to-shipment time period than our commercial orders. The time between the awarding of an order and the completion of shipment can take three to seven years. Annual government funding is required to continue the production of this equipment. Disruption of government funding, short or long term, could impact the ability for us to continue our production activity on these orders. Since this business is expected to remain significant as a percentage of our overall business, such a disruption, should it occur, could adversely impact the sales and profitability of our business.

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

Our efforts to expand our Defense business and changes in the competitive environment for Defense procurement could materially and adversely impact our ability to grow this portion of our business.

Over the past few years, we have expanded our business and the opportunities where we bid related to Defense projects, primarily the U.S. Navy. Certain of our business expansions have relied, and in the future may rely, on awards or grants for capital expenditures related to build-outs to support this business. If we are unable to meet the required milestone achievements for these build-outs in a timely way, we may be exposed to penalties or other added costs.

In addition, our increased market share has caused an adverse share position for some of our competitors for these products. Competitor response to our market penetration is possible. Our customers may also raise concerns about their supplier concentration issues and the risk exposure related to this concentration. As the U.S. Navy is looking to expand its fleet, there is also a risk that their facilities, their supply chain, or our supply chain may not be able to support this expansion. This could adversely impact our ability to grow this portion of our business. Further, the bidding process related to these Defense projects requires us to devote a certain amount of time and resources to prepare bids and proposals and there is no assurance that we will recoup those investments.

Contract liabilities for large Defense contracts may be beyond our normal insurance coverage and a claim could have an adverse impact on our financial results.

We are diligent at managing ongoing risks related to projects and the requirements of our customers. In addition, we secure business insurance coverage to minimize the impact of a major failure or liability related to our customers. Due to certain U.S. government procurement policies, we may take on the risk of a liability for large U.S. Defense projects in excess of our insurance coverage and at a level which is higher than our commercial projects. A claim related to one of these projects could have an adverse impact on our financial results.

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

A substantial portion of our sales is derived from fixed-price contracts, which may involve long-term fixed-price commitments by us to our customers. While we believe our contract management processes are strong, we nevertheless could experience difficulties in executing large contracts, including but not limited to, estimating errors, cost overruns, supplier failures and customer disputes. To the extent that any of our fixed-price contracts are delayed, our subcontractors fail to perform, contract counterparties successfully assert claims against us, the original cost estimates in these or other contracts prove to be inaccurate, or the contracts do not permit us to pass increased costs on to our customers, our profitability may decrease or losses may be incurred which, in turn, could have a material adverse effect on our business and results of operations. For our Defense projects, these fixed-priced contracts have order to shipment periods which can exceed five years. This additional time-based risk, which we believe is manageable, increases the likelihood of cost fluctuation, which could have a material adverse effect on our business and results of operation.

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

Failure to comply with export, import, and sanctions laws and regulations could materially and adversely affect us.

We are subject to a number of export, import and economic sanction regulations, including the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and U.S. sanction regulations administered by the U.S. Department of Treasury, Office of Foreign Assets ("OFAC"). Foreign governments where we have operations also implement export, import and sanction laws and regulations, some of which may be inconsistent or conflict with ITAR and EAR. Where we face such inconsistencies, it may be impossible for us to comply with all applicable regulations.

If we do not obtain all necessary import and export licenses required by applicable export and import regulations, including ITAR and EAR, or do business with sanctioned countries or individuals, we may be subject to fines, penalties and other regulatory action by governmental authorities, including, among other things, having our export or import privileges suspended. We recently self-reported to the Directorate of Defense Trade Controls ("DDTC") our potential unauthorized export of technical data in violation of ITAR, but do not believe these potential violations will be material to our business or operations and have taken steps to expand and strengthen our compliance program and internal controls. We have compliance policies and procedures in place to ensure compliance with ITAR and EAR, but even if our policies and procedures for exports, imports and sanction regulations comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability.

Any changes in applicable export, import or sanction laws or regulations or any legal or regulatory violations could materially and adversely affect our business and financial condition.

We may become subject to various investigations, enforcement or other regulatory actions, and other legal proceedings that could ultimately be resolved against us and could have a material adverse effect on our financial position, results of operations and/or cash flows.

A significant amount of our revenue includes sales to the Defense industry, which makes us particularly susceptible to investigations, enforcement or other regulatory actions, prosecutions and other legal proceedings, particularly those involving the U.S. government. We are or may become subject to legal proceedings (including criminal, civil and administrative) and across a broad array of matters, including, but not limited to, government contracts, cost accounting, financial accounting and reporting, false statements or claims, sanctions or other trade regulations. These matters can divert resources; result in administrative, civil or criminal fines, penalties or other sanctions (including judgments, convictions, consent or other voluntary decrees or agreements), compensatory, treble or other damages, non-monetary relief, or other liabilities; and otherwise harm our business and our ability to obtain and retain contracts with agencies of the U.S. government. Certain outcomes may lead to our suspension or debarment from government contracts. Suspension or debarment or criminal resolutions in particular could have a material adverse effect on us because of our reliance on government contracts. Legal proceedings, even if pending or not ultimately resulting in adverse action, or if fully indemnified or insured, can negatively impact our reputation among our customers and the public, and make it substantially more difficult for us to compete effectively for business, obtain and retain awards, ensure adequate funding for our programs or obtain adequate insurance in the future.

The Energy markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the prices of crude oil and natural gas. As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

Our Energy & Process revenue is derived from the sale of our products to companies in the chemical, petrochemical, and petroleum refining industries, or to firms that design and construct facilities for these industries. These industries are highly cyclical, and are subject to the prices of crude oil and natural gas. The prices of crude oil and natural gas have historically had periods when they have been very volatile, as evidenced by the extreme volatility in oil prices over the past few years, in part due to the Ukraine-Russia war, the Israel-Hamas war, political uncertainty and agendas, and macroeconomic impacts. During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations. Further, our commercial customers in these markets confront competing budget priorities and may have more limited resources for the types of products and services we provide. As a result, there may be fewer projects available for us to compete for and the pricing environment is anticipated to remain challenging. A sustained deterioration in any of the chemical, petrochemical, and petroleum refining industries we serve, would materially and adversely affect our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

The relative costs of oil, natural gas, nuclear power, hydropower and numerous forms of alternative energy production, and transitions in consumer demand toward different types of energy, may have a material and adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal and biomass, among others. A cost or supply shift among these sources could negatively impact our business opportunities. A demand shift, where technological advances or consumer preferences favor the utilization of one or a few sources of energy may also impact the demand for our products. Changes in consumer demand, including some driven by governmental and political preferences, toward electric, compressed natural gas, and hydrogen vehicles may impact our business. We have products which can support certain technologies, while other technologies will not require our equipment. We expect that the systemic changes in the Energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate, which may affect our business and financial results in a materially adverse way. In addition, governmental policy can affect the relative importance of various forms of energy sources. For example, non-fossil based sources may receive government tax incentives to foster investment. If these incentives become more prominent, our Energy business could be negatively impacted.

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

Our business is highly competitive. If we are unable to successfully implement our business strategy and compete against entities with greater resources than we have or against competitors who have a relative cost advantage, we risk losing market share to current and future competitors.

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

There are strong and long-standing relationships throughout the supply chain between the many parties involved in serving the end users of our products. A change in the landscape between engineering and procurement companies, original equipment suppliers, others in the supply chain, and/or with the end users could have a material adverse effect on our business and results of operations. These changes, or others, might occur through industry consolidations such as mergers, acquisitions or other business partnerships, and could have a material impact on our business and negatively impact our financial results.

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

For fiscal 2025, 19% of our revenue was from customers located outside of the U.S. Moreover, through our subsidiaries, we maintain a sales and engineering support office in China and a sales and engineering support office in India. We also service our foreign customers through the use of subcontract vendors that are located in those countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based in U.S. dollars - primarily the Chinese RMB and India INR. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Strength of the U.S. dollar compared with the Euro, India, or Asian currencies may put us in a less competitive position. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings could be adversely impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2025, we held no forward foreign currency exchange contracts.

Our future success may be affected by indebtedness.

As of March 31, 2025, we had $0 outstanding under our revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). We may borrow additional funds in the future to support our growth and working capital needs. Pursuant to our revolving credit facility with Wells Fargo, we are required to provide financial information and reports while complying with other financial covenants. In the future, should we be out of compliance with our revolving credit facility, there can be no assurance that we would be able to obtain waivers or renegotiate our credit facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under our debt facilities or renegotiate such facilities, we could be in default of such agreements, and in the event of such default our lender could demand immediate repayment of amounts outstanding. There can be no assurance that we would have sufficient cash, or be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities in the event of such demand. As a result, the failure to obtain covenant waivers or renegotiate our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

The impact of potential changes in customs and trade policies and tariffs imposed by the U.S. and those imposed in response by other countries, including China, as well as rapidly changing trade relations, could materially and adversely affect our business and results of operations.

The U.S. government has made proposals that are intended to address trade imbalances, which include encouraging increased production in the U.S. These proposals could result in increased customs duties and the renegotiation of some U.S. trade agreements. Changes in U.S. and foreign governments’ trade policies have resulted and may continue to result in tariffs on imports into, and exports from, the U.S. In the past, the U.S. imposed tariffs on imports from several countries, including China, Canada, the European Union, India, and Mexico. In response, China, Canada, the European Union, India, and Mexico have proposed or implemented their own tariffs on certain exports from the U.S. into those countries. Tariffs affecting our products and product components, including raw materials we use, particularly electronic components, high-end steel and steel related products, may add significant costs to us and make our products more expensive. Potential future changes in trade policies could result in customers changing their behavior in project procurement, due to uncertainty related to timely execution and/or import and export restrictions. As a result, our products could become less attractive to customers outside the U.S. due to U.S. import tariffs on our raw materials and our profit margins would be negatively impacted. Accordingly, continued tariffs may weaken relationships with certain trading partners and may adversely affect our financial performance and results of operations. When beneficial to us, we may consider alternate sourcing options, including offshore subcontracting, in order to minimize the impact of the tariffs. Because we conduct aspects of our business in China through our subsidiary, potential reductions in trade with China and diminished relationships between China and the U.S., as well as the continued escalation of tariffs, could have a material adverse effect on our business and results of operations.

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

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. We had no material projects cancelled in fiscal 2025 and one material contract cancelled in fiscal 2024 and one in fiscal 2023. We had two material contracts on hold at March 31, 2025.

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

The value of our backlog as of March 31, 2025 was $412,335. Our backlog can be significantly affected by the timing of large orders. The amount of our backlog at March 31, 2025 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. This generally occurs more often in times of end market or capital market turmoil. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

Our current backlog contains a number of funded and unfunded large Defense orders. In addition, we are continuing to pursue business in this end market which offers large multi-year projects which have an added risk profile beyond that of our historic customer base. A delay, long-term extension, lack of funding, or cancellation of any of these projects could have a material adverse effect on our business and results of operations.

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

We have an enterprise resource planning system ("ERP") to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP at our Batavia, NY operations is aging and we began implementing a new ERP during fiscal 2024 and is scheduled to go live in fiscal 2026. ERP implementations are complex, distracting to the business and management, and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the new ERP; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of our new ERP could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we may not realize the benefits we anticipate should all or part of the ERP upgrade implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.

Our growth is contingent upon expanding our manufacturing facilities in Arvada, CO and Batavia, NY. If we are unable to expand our manufacturing facilities in Arvada or Batavia our results of operations and financial condition may be adversely affected and/or we may not be able to meet our growth goals and objectives.

As a manufacturer, our ability to grow revenue is constrained by our ability to expand our manufacturing facilities. Our BN campus is landlocked and there are limited opportunities to expand our manufacturing footprint in Arvada, CO. If we are unable to expand in Arvada our growth may be limited, we may be required to relocate our campus or we may have to incur substantial capital expenditures to redevelop our Arvada campus. To help mitigate this risk, in fiscal 2025 we purchased a piece of land adjacent to the BN campus in Arvada, CO, which may be utilized for future expansion if we out grow our current facilities. Further, we are currently expanding our Batavia, NY campus by constructing a new 30,000 square foot manufacturing facility funded primarily from a strategic investment from one of our Defense customers. If we are unable to timely complete the new manufacturing facility we may not be able to meet our planned production schedule for U.S. Navy projects, which could delay the completion of projects in our backlog or reduce the number of U.S. Navy projects we receive in the future, and could cause us to incur significant cost overruns. Any of these risks associated with our ability to grow our manufacturing facilities could adversely affect our results of operations and financial condition.

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

Current and future conditions in the economy have an inherent degree of uncertainty and are impacted by political, market, health and social events or conditions. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole and in the specific markets in which we participate. Current economic uncertainty and market volatility is anticipated to continue as a result of higher inflation, increased tariffs, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events. An inflationary environment can increase our cost of labor, as well as other operating costs, which may have a material and adverse impact on our financial results, especially given that a large percentage of our contracts are fixed-price in nature. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased, inflation may continue. Further, protracted uncertainty related to interest rates could have a negative effect on the securities markets generally which may, in turn, have a material and adverse effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented cybersecurity risk management procedures (“CRMP”) intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our CRMP consists of procedures designed for Graham Corporation and certain subsidiaries and separate procedures designed specifically for BN. Our CRMP includes cybersecurity incident response plans (“IRPs”) for Graham Corporation and BN. The purpose of the IRPs are to provide a structured and systematic incident response process for all Information Security Incidents that affect any of our or our subsidiaries’ information technology systems, network, or data, including data of ours and our subsidiaries held, or IT services provided by, third-party vendors or other service providers.

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

We are currently in the process of integrating P3 into our CRMP and IRPs processes for BN. We expect such integration to be completed during fiscal 2026.

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

Item 2. Properties

As of March 31, 2025, we conducted our business from the following locations.

	Location	Products/Operations	Square Footage	Owned or Leased
1	Batavia, NY	Corporate Headquarters	43,000	Owned
2	Batavia, NY	Manufacturing, Warehousing and R&D	270,000	Owned
3	Arvada, CO	Office	18,000	Leased
4	Arvada, CO	Manufacturing and Warehousing	83,000	Leased
5	Houston, TX	Sales Office	1,500	Leased
6	Jupiter, FL	Manufacturing and R&D	16,900	Leased
7	Suzhou, China	Sales and Engineering	4,900	Leased
8	Ahmedabad, India	Sales and Engineering	800	Leased
9	Pune, India	Sales and Engineering	175	Leased

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business. However, in order to support our future growth, we have initiated the following capital projects:

•
During fiscal 2024, we received a $13,500 strategic investment from a major Defense customer to expand and enhance our Batavia, NY production capabilities. This expansion will include the construction of a new 30,000 square foot manufacturing facility on our existing campus, and the purchase of production and automated welding equipment to be used in that facility. This facility is scheduled to be completed in the first quarter of fiscal 2026.
•
During fiscal 2025, we purchased a plot of land adjacent to the BN campus in order to support organic growth. We intend to construct an additional manufacturing facility on that site some time in 2026, but only if future anticipated demand warrants it.
•
During fiscal 2025, we purchased land and began construction of a cryogenic (liquid hydrogen, oxygen, methane) testing facility near our P3 subsidiary. This facility enhances our capabilities and will allow us to provide quality assurance testing for our customers. This facility is scheduled to be completed in the first quarter of fiscal 2026.
•
During fiscal 2025, we received a $2,200 strategic investment from a major Defense customer to support the implementation of new Radiographic Testing (“RT”) equipment at our Batavia, NY facility. We intend to contribute an additional $1,400 towards this project for a total project cost of $3,600. This expansion is expected to be completed in the third quarter of fiscal 2026.

We believe we will be able to construct these facilities on commercially reasonable terms. We expect to spend between 7% to 10% of revenue on capital expenditures each year for the next several years in order to fund our future growth.

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

PART II

(Amounts in thousands, except per share data)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol "GHM". As of June 5, 2025, there were 10,948 shares of our common stock outstanding held by approximately 299 stockholders of record.

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Our revolving credit facility with Wells Fargo contains terms that restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during fiscal 2025 and currently have no intention to pay dividends for the foreseeable. There can be no guarantee that we will pay dividends in the future.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the Defense, Energy & Process, and Space industries. We design and manufacture custom-engineered vacuum, heat transfer, cryogenic pump and turbomachinery technologies. For the Defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the Energy & Process industries we supply equipment for vacuum, heat transfer, and fluid transfer applications used in oil refining, downstream chemical facilities, fertilizers, ethylene, methanol, edible oil, food & beverage, pulp & paper, and multiple alternative energy applications such as hydrogen, small modular nuclear, concentrated solar and geothermal processes. For the Space industry our equipment is used in propulsion, power and thermal management systems, and for life support systems.

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

Our corporate headquarters is located with our production facilities in Batavia, NY, where surface condensers and ejectors are designed, engineered, and manufactured for the Defense and Energy & Process industries. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, CO, designs, develops, manufactures, and sells specialty turbomachinery products for the Space, Aerospace, Cryogenic, Defense and New Energy markets. In November 2023, we acquired P3 Technologies, LLC ("P3"), located in Jupiter, FL (See "Acquisition" below). We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad and Pune, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

This management's discussion and analysis of financial condition and results of operations omits a comparative discussion regarding the fiscal year ended March 31, 2024 versus the fiscal year ended March 31, 2023. Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2025, as fiscal 2025. Likewise, we refer to our fiscal years that will end or have ended March 31, 2026, March 31, 2024, and March 31, 2023, as fiscal 2026, fiscal 2024, and fiscal 2023, respectively.

We have updated our end market disclosures to better align with how management evaluates the business and product portfolio. As part of this change, revenue previously classified as Refining, Chemical/Petrochemical, and Other, which included New Energy product sales, will now be consolidated into one market, which has been renamed “Energy & Process.” The Defense and Space end market classifications remain unchanged. Prior period amounts have been updated to reflect this change.

Acquisition

On November 9, 2023, we completed our acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, FL that serves the Space, New Energy, Defense, and Medical industries. We believe this acquisition advances our growth strategy, further diversifies our market and product offerings, and broadens our turbomachinery solutions. P3 is managed through BN and is highly complementary to BN's technology and enhances its turbomachinery solutions.

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

Key Results

Key results for fiscal 2025 include the following:

•
Net sales for fiscal 2025 were $209,896, up $24,363, or 13% over the prior year. Incremental revenue from the acquisition of P3 accounted for $2,778 of this increase. The remainder of this increase was primarily due to sales to the Defense industry, which increased $22,432 versus the prior year primarily due to growth in existing programs, better execution, improved pricing, and the timing of key project milestones. Additionally, net sales to the Space industry for fiscal 2025 increased 11% over the prior year primarily due to the addition of P3. Finally, net sales to the Energy & Process industry for fiscal 2025 was consistent with the prior year as increased sales to Asia and the Middle-East were offset by a $2,661 decline in aftermarket sales from the record levels of fiscal 2024, but which remain strong.
•
Gross profit and margin for fiscal 2025 were $52,861 and 25.2%, respectively. This 330 basis point improvement in gross profit margin over fiscal 2024 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as better execution, and improved pricing, partially offset by higher incentive compensation. Additionally, fiscal 2025 gross profit benefited $1,298 due to a grant received from the BlueForge Alliance to reimburse us for the cost of our Defense welder training programs in Batavia and related equipment. We currently do not expect to receive any additional welder training grants in fiscal 2026. The BlueForge Alliance is a nonprofit, neutral integrator that supports the United States ("U.S.") Navy's Submarine Industrial Base Initiatives.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for fiscal 2025 increased $5,305 over fiscal 2024 and reflects the investments we are making in our people, our processes, and our technology. Incremental SG&A from the acquisition of P3 accounted for $776 of this increase. Additionally, SG&A increased $3,987 over the prior year due to increased staffing and performance-based compensation in connection with our growth and strategic initiatives, and $220 due to increased investment in research and development. The increase in SG&A is also due to costs related to the implementation of a new enterprise resource planning ("ERP") system at our Batavia facility of $642, and increased bad debt reserves related to non-U.S. and Space customers of $299 over the prior year. These increases were partially offset by lower professional fees of $336 and lower acquisition related expenses of $306. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental bonus based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During fiscal 2025 and fiscal 2024, we recorded $4,258 related to the BN Performance Bonus, which includes the applicable employer related payroll taxes.
•
Net income and net income per diluted share for fiscal 2025 were $12,230 and $1.11 per share, respectively, compared with $4,556 and $0.42 per share, respectively, for fiscal 2024. Adjusted net income and adjusted net income per diluted share for fiscal 2025 were $13,716 and $1.24 per share, respectively, compared with $6,796 and $0.63 per share, respectively, for fiscal 2024. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in fiscal 2025 were $231,112 compared to $268,447 in fiscal 2024. This decrease was primarily due to a record level of orders in fiscal 2024 as a result of follow-on orders for critical U.S. Navy programs related to the Columbia Class submarine and Ford Class carrier programs. Fiscal 2025 orders included $50,000, of a $136,500 total contract value, to procure long-lead time materials for follow-on contracts to support the U.S. Navy's Virginia Class Submarine program, and aftermarket orders for the Energy & Process and Defense markets which increased 8% to $46,582 compared with the prior year. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size. For fiscal 2025, our book-to-bill ratio was 1.1x. For additional information on this key performance indicator see "Orders, Backlog" below.
•
Backlog was $412,335 at March 31, 2025, compared with $390,868 at March 31, 2024. This 5% increase was primarily due to the growth in orders received during fiscal 2025 as discussed above. Approximately 83% of our backlog at March 31, 2025 was to the Defense industry, which we believe provides stability and visibility to our business. For additional information on this key performance indicator see "Orders, Backlog" below.
•
Cash and cash equivalents at March 31, 2025 was $21,577, compared with $16,939 at March 31, 2024. This increase was primarily due to cash provided by operating activities of $24,316, partially offset by capital expenditures of $18,957 as we continue to invest in process improvement and longer-term growth opportunities. Capital expenditures for fiscal 2025 included costs for the construction of a new 30,000 square foot manufacturing facility on our Batavia, NY campus, and the purchase of production and automated welding equipment to be used in that facility, and was primarily funded by one of our larger Defense customers. Additionally, during fiscal 2025 we purchased a plot of land adjacent to our BN campus in Arvada, CO, in order to support organic growth, and began construction of a cryogenic (liquid hydrogen, oxygen, and methane) testing facility near our P3 subsidiary to enhance our capabilities and allow us to provide quality assurance testing for our customers.
•
As previously announced on February 6, 2025, we began a planned management transition aligned with our succession strategy. Effective June 10, 2025, Chief Executive Officer ("CEO") Daniel J. Thoren will transition to Executive Chairman and Strategic Advisor. Matt Malone, currently President and Chief Operating Officer, will succeed him as CEO. Jonathan W. Painter, Chairman of the Board, will transition to Lead Independent Director. Additionally, Michael E. Dixon, promoted to General Manager of BN in February 2025, will assume the role of Vice President of Graham Corporation and General Manager of BN.

Current Market Conditions

We have updated our end market disclosures to better align with how management evaluates the business and product portfolio. As part of this change, revenue previously classified as Refining, Chemical/Petrochemical, and Other, which included New Energy product sales, will now be consolidated into one market, which has been renamed “Energy & Process.” The Defense and Space end market classifications remain unchanged. Prior period amounts have been updated to reflect this change.

Defense - Demand for our equipment and systems for the Defense industry is expected to remain strong and continue to expand, based on Defense budget plans, accelerated ship build schedules due to geopolitical tensions, the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems, and the solutions we provide. We also don't believe that changes made by the new U.S. presidential administration will materially impact our Defense business. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics, and power systems. We have built a leading position, and in some instances a sole source position, for certain systems and equipment for the Defense industry.

Energy & Process - Our traditional Energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global Energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the Energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional Energy markets will be outside the U.S., such as India and the Middle-East. Finally, over the last few years we have experienced an increase in our Energy & Process aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate. Although these orders remained strong in fiscal 2025, the recent decrease in oil prices combined with the economic uncertainty caused by the increase in tariffs may impact future order volumes.

Over the long-term, we expect that population growth, an expanding global middle class, and an increasing desire for improved quality of life and access to consumer products will drive increased demand for industrial goods within the plastics and resins value chain along with fertilizers and related Process markets. As such, we expect investment in new global process capacity will improve and drive growth in demand for our products and services.

The alternative and clean energy opportunities for our heat transfer, power production, and fluid transfer systems are expected to continue to grow. We assist in designing, developing, and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, small modular nuclear systems, bioenergy products, and geothermal power generation with lithium extraction. We are positioning the Company to be a more significant contributor as these markets continue to develop.

We intend to stay competitive in our traditional Energy & Process markets by investing in technology such as our NextGen™ steam ejector nozzle, which has been engineered to reduce steam consumption, lower operating costs, and increase system capacity, allowing refineries and process plants to enhance throughput while minimizing their carbon footprint. We estimate that the total market opportunity for our NextGen™ nozzle exceeds $50 million over the next 5 to 10 years.

Space - Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial Space/Aerospace markets. The commercial Space market has grown and evolved rapidly, and we provide rocket engine turbopump systems and components to many of the launch providers for satellites. We expect that in the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small, power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market. Sales and orders to the Space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. As a result, future revenue and growth in this market can be uncertain and may negatively impact our business.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the Defense market, which comprised 83% of our total backlog at March 31, 2025.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,		Change
	2025	2024	$	%
Net sales	$209,896	$185,533	$24,363	13%
Gross profit	$52,861	$40,585	$12,276	30%
Gross profit margin	25.2%	21.9%
SG&A expense	$38,888	$33,583	$5,305	16%
SG&A as a percent of sales	18.5%	18.1%
Net income	$12,230	$4,556	$7,674	168%
Diluted income per share	$1.11	$0.42	$0.69	164%
Total assets	$264,110	$233,879	$30,231	13%

Fiscal 2025 Compared with Fiscal 2024

The following tables provides our net sales by product line and geographic region including the percentage of total sales and change in comparison to the prior year for each category and period presented:

	Year Ended
	March 31,				Change
Market	2025	%	2024	%	$	%
Defense	$121,925	58%	$99,493	54%	$22,432	23%
Energy & Process	73,287	35%	72,758	39%	529	1%
Space	14,684	7%	13,282	7%	1,402	11%
Net sales	$209,896	100%	$185,533	100%	$24,363	13%

Geographic Region
United States	$169,943	81%	$155,908	84%	$14,035	9%
International	39,953	19%	29,625	16%	10,328	35%
Net sales	$209,896	100%	$185,533	100%	$24,363	13%

Net sales for fiscal 2025 were $209,896, up $24,363, or 13% over the prior year. Incremental revenue from the acquisition of P3 accounted for $2,778 of this increase. The remainder of this increase was primarily due to sales to the Defense industry, which increased $22,432 versus the prior year primarily due to growth in existing programs, better execution, improved pricing, and the timing of key project milestones. Additionally, net sales to the Space industry for fiscal 2025 increased 11% over the prior year primarily due to the addition of P3. Finally, net sales to the Energy & Process industry for fiscal 2025 were consistent with the prior year as increased sales to Asia and the Middle-East were offset by a $2,661 decline in aftermarket sales from the record levels of fiscal 2024, but which remain strong.

Domestic sales as a percentage of aggregate sales were 81% for fiscal 2025 compared to 84% in fiscal 2024. Sales to the Defense industry were 58% for fiscal 2025 compared to 54% for fiscal 2024. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from year to year based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Our gross margin for fiscal 2025 was 25.2% compared with 21.9% for fiscal 2024. This 330 basis point improvement in gross profit margin over fiscal 2024 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as better execution and improved pricing, partially offset by higher incentive compensation. Additionally, fiscal 2025 gross profit benefited $1,298 due to a grant received from the BlueForge Alliance to reimburse us for the cost of our Defense welder training programs in Batavia and related equipment. We currently do not expect to receive any additional welder training grants in fiscal 2026. During fiscal 2024 we submitted for the Employee Retention Tax Credit which benefited our gross profit by approximately $700. In fiscal 2024, we completed the last two of six first article U.S. Navy projects, which had impacted our gross margins over the last several years.

Changes in SG&A expense for fiscal 2025 compared to fiscal 2024 are as follows:

Change FY25 vs. FY24
Personnel costs	$2,593
Equity based compensation	937
ERP implementation costs	642
P3 Technologies	397
Amortization of intangibles	379
Bad debt expense	299
Research & development	220
Performance-based compensation	457
Acquisition expense	(306)
Professional fees	(336)
All other	23
Total SG&A change	$5,305

The increase in SG&A, including intangible amortization, for fiscal 2025 reflects the investments we are making in our people, our processes, and our technology. Incremental SG&A from the acquisition of P3 accounted for $776 of this increase. Additionally, SG&A increased over the prior year due to increased staffing in connection with our growth and strategic initiatives, and due to increased investment in research and development. The increase in SG&A is also due to costs related to the implementation of a new ERP system at our Batavia facility, and increased bad debt reserves related to non-U.S. and Space customers over the prior year. These increases were partially offset by lower professional fees and lower P3 acquisition related expenses. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based bonus based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year plus any applicable employer related taxes. This bonus is in addition to the normal employee bonus program at BN and will expire after fiscal 2026 and totaled $4,258 for fiscal 2025 and fiscal 2024 each year including applicable employer related payroll taxes.

Other operating (income) expense, net represents the change in fair value of the P3 contingent earn-out liability and was income of $1,215 in fiscal 2025 compared to expense of $80 in fiscal 2024. The change in fair value was due to delayed orders/projects that extended beyond the earnout period.

Net interest (income) expense for fiscal 2025 was income of $583 compared to expense of $248 in fiscal 2024. This increase in net interest income was due to our strong cash position and lower debt levels compared to the prior year.

Our effective tax rate for fiscal 2025 was 21% compared with 18% for fiscal 2024. This increase was primarily due to higher pre-tax income in fiscal 2025, which diluted the impact of tax credits on our effective tax rate, partially offset by higher discrete tax benefits recognized in fiscal 2025 related to the vesting of restricted stock awards compared to fiscal 2024. Our effective tax rate for fiscal 2026 is expected to be approximately 20% to 22%.

The net result of the above is that net income and net income per diluted share for fiscal 2025 were $12,230 and $1.11 per share, respectively, compared with $4,556 and $0.42 per share, respectively, for fiscal 2024. Adjusted net income and adjusted net income per diluted share for fiscal 2025 were $13,716 and $1.24 per share, respectively, compared with $6,796 and $0.63 per share, respectively, for fiscal 2024. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted net income before interest (income) expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted net income per diluted share are provided for informational purposes only and are not measures of financial performance under the U.S.'s generally accepted accounting principles ("GAAP").

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

Adjusted EBITDA excludes charges for depreciation, amortization, interest (income) expense, income taxes, acquisition related (income) expenses, equity-based compensation, ERP implementation costs, and other unusual/nonrecurring expenses. Adjusted net income and adjusted net income per diluted share exclude intangible amortization, acquisition related (income) expenses, other unusual/nonrecurring expenses and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Year Ended
	March 31,
	2025	2024
Net income	$12,230	$4,556
Acquisition & integration (income) expense	(1,170)	432
Equity-based compensation	1,957	1,279
ERP implementation costs	882	241
Debt amendment costs	-	781
Employee Retention Tax Credit, net	-	(702)
Net interest (income) expense	(583)	248
Income tax expense	3,177	1,018
Depreciation & amortization	5,936	5,432
Adjusted EBITDA	$22,429	$13,285

Net Sales	209,896	185,533
Net income as a % of revenue	5.8%	2.5%
Adjusted EBITDA as a % of revenue	10.7%	7.2%

	Year Ended
	March 31,
	2025	2024
Net income	$12,230	$4,556
Acquisition & integration (income) expense	(1,170)	432
Amortization of intangible assets	2,218	2,157
ERP implementation costs	882	241
Debt amendment costs	-	781
Employee Retention Tax Credit	-	(702)
Normalized tax rate(1)	(444)	(669)
Adjusted net income	$13,716	$6,796

GAAP net income per diluted share	$1.11	$0.42
Adjusted net income per diluted share	$1.24	$0.63
Diluted weighted average common shares outstanding	11,066	10,844

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate.

Acquisition & integration (income) expense are incremental costs that are directly related to and as a result of the P3 acquisition or the subsequent accounting for the contingent earn-out liability. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs relate primarily to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented throughout our Batavia, NY facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed. Debt amendment costs consist of accelerated write-offs of unamortized deferred debt issuance costs and discounts, prepayment penalties, and attorney fees in connection with the amendment of our credit facility. The Employee Retention Tax Credit reflects payroll tax amounts recovered due to COVID-19 relief programs and is not expected to recur in the future.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2025	2024
Cash and cash equivalents	$21,577	$16,939
Working capital(1)	5,222	8,112
Working capital ratio(2)	1.0	1.1

(1)
Working capital equals current assets minus current liabilities.

(2)
Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for fiscal 2025 was $24,316 compared with $28,120 for fiscal 2024. This decrease was primarily due to lower cash provided by billed and unbilled accounts receivable, net of customer deposits of $7,209 and higher cash taxes paid of $3,557 during fiscal 2025 compared to fiscal 2024, which benefited from a change in contract payment terms on U.S. Navy contracts and the utilization of net operating loss tax carryforwards, respectively. These decreases were partially offset by higher cash net income of $9,324 in fiscal 2025 compared to fiscal 2024. Customer deposits, net of unbilled revenue was $45,568 at March 31, 2025 compared to $43,972 at March 31, 2024 and represents future outflows of cash related to projects in process.

Capital expenditures for fiscal 2025 were $18,957 versus $9,226 in fiscal 2024. Capital expenditures for fiscal 2025 were primarily for machinery and equipment, land, buildings, and leasehold improvements to support our growth and productivity improvement initiatives and included expenditures related to the construction of a new 30,000 square foot manufacturing facility to enhance and expand Defense production capabilities at our Batavia, NY facility, which is primarily being funded by a $13,500 strategic grant from one of our Defense customers. Additionally, during fiscal 2025 we began construction of a cryogenic propellant (LH2, LOX, LCH4) testing facility near P3 in Florida and made an opportunistic land purchase near the BN campus in Colorado to support future growth. Capital expenditures for fiscal 2026 are expected to be between $15,000 and $18,000 of which approximately half is related to the completion of the Batavia Defense expansion and cryogenic testing facility. Additionally, during fiscal 2025, we received a $2,200 strategic investment from a major Defense customer to support the implementation of new Radiographic Testing (“RT”) equipment at our Batavia, NY facility. We intend to contribute an additional $1,400 towards this project for a total project cost of $3,600. This expansion is expected to be completed in the third quarter of fiscal 2026. The remaining capital expenditures for fiscal 2026 are discretionary. We estimate that our maintenance capital spend is approximately $2,000 per year. However, for the next several years we expect capital expenditures to be approximately 7% to 10% of sales each year as we continue to invest in our business in order to support our long-term organic growth goals.

At March 31, 2025, approximately $4,659 of our $21,577 cash and cash equivalents was used to secure our letters of credit and $4,607 of our cash was held by our subsidiaries in China and India.

On October 13, 2023, we terminated our revolving credit facility and repaid our term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo that provides a $50,000 line of credit (the "New Revolving Credit Facility"). As of March 31, 2025, there were no borrowings and $5,295 letters of credit outstanding on the New Revolving Credit Facility and the amount available to borrow was $44,705, subject to interest and leverage covenants.

On July 15, 2024, the Company and Wells Fargo entered into an amendment to the New Revolving Credit Facility, which increased the maximum aggregate principle amount of indebtedness of Foreign Subsidiaries and Non-Guarantor Subsidiaries, as defined in the New Revolving Credit Facility, allowed under the New Revolving Credit Facility from $2,000 to $3,500.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of March 31, 2025, we were in compliance with the financial covenants of the New Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the New Revolving Credit Facility was 0.5x.

The New Revolving Credit Facility contains terms that may, under certain circumstances defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during fiscal 2025 and currently have no intention to pay dividends for the foreseeable future.

In connection with the termination of the old revolving credit facility and term loan with Bank of America, the Company paid $752 in exit costs and recognized an extinguishment charge of $726 during fiscal 2024. (See Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information).

We did not have any off-balance sheet arrangements as of March 31, 2025 other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under the New Revolving Credit Facility, will be adequate to meet our cash needs for the immediate future.

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2025	March 31, 2024
$119,577	$105,566

Orders, Backlog and Book-to-Bill Ratio

In addition to the non-GAAP measures discussed above, management uses the following key performance metrics to analyze and measure the Company’s financial performance and results of operations: orders, backlog, and book-to-bill ratio. Management uses orders and backlog as measures of current and future business and financial performance and these may not be comparable with measures provided by other companies. Orders represent definitive agreements with customers to provide products and/or services. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Total backlog can include both funded and unfunded orders under government contracts. Management believes tracking orders and backlog are useful as it often times is a leading indicator of future performance. In accordance with industry practice, contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

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

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Year Ended
	March 31,				Change
Market	2025	%	2024	%	$	%
Defense	$134,571	58%	$177,410	66%	$(42,839)	-24%
Energy & Process	76,427	33%	74,212	28%	2,215	3%
Space	20,114	9%	16,825	6%	3,289	20%
Total orders	$231,112	100%	$268,447	100%	$(37,335)	-14%

Geographic Region
United States	$189,237	82%	$231,317	86%	$(42,080)	-18%
International	41,875	18%	37,130	14%	4,745	13%
Total orders	$231,112	100%	$268,447	100%	$(37,335)	-14%

Orders booked in fiscal 2025 were $231,112 compared to $268,447 in fiscal 2024. This decrease was primarily due to a record level of orders during fiscal 2024 as a result of follow-on orders for critical U.S. Navy programs related to the Columbia Class submarine and Ford Class carrier programs, a $9,100 vacuum distillation system for a refinery in India, and $22,000 related to a strategic investment by one of our larger Defense customers, and the follow-on orders. Significant orders for fiscal 2025 included the following:

•
Q1 - follow-on order for the second option year of alternators and regulators for the U.S. Navy MK48 Torpedo program;
•
Q1 - an order for a three surface condenser system for the world's first net-zero carbon emissions integrated ethylene cracker and derivatives site located in North America;
•
Q2 - a contract to provide cryogenic pumps for a space launch vehicle;
•
Q2 - a contract to provide the MK19 Air Turbine Pump for the U.S. Navy Columbia-class submarine, which is a new program for the Company;
•
Q4 - $50,000, of a $136,500 total contract value, to procure long-lead time materials for follow-on contracts to support the U.S. Navy's Virginia Class Submarine program;
•
Q4 - $2,200 strategic investment from a major Defense customer to support the implementation of new RT equipment at our Batavia, NY facility; and
•
Aftermarket orders for the Energy & Process and Defense markets increased 8% to $46,582 compared with fiscal 2024.

For fiscal 2025, our book-to-bill ratio was 1.1x. Note that our orders tend to be lumpy given the nature of our business (i.e., large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size.

Orders to the U.S. represented 82% of total orders for fiscal 2025 compared to 86% for the prior year. These orders were primarily to the Defense market, which are U.S. based, and tend to be lumpy given their large size and are long-term in nature.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	March 31,		March 31,		Change
Market	2025	%	2024	%	$	%
Defense	$340,613	83%	$328,389	84%	$12,224	4%
Energy & Process	55,640	13%	51,828	13%	3,812	7%
Space	16,082	4%	10,651	3%	5,431	51%
Total backlog	$412,335	100%	$390,868	100%	$21,467	5%

Backlog was $412,335 at March 31, 2025, an increase of 5% compared with $390,868 at March 31, 2024. We expect to recognize revenue on approximately 45% of the backlog within one year, 25% to 30% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the Defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following fiscal 2026 outlook ($ in thousands):

Net Sales	$225,000 to $235,000
Gross Profit (1)	24.5% - 25.5% of sales
SG&A Expenses (Including Amortization)(2)	17.5% - 18.5% of sales
Tax Rate	20% to 22%
Adjusted EBITDA(1)(3)	$22,000 to $28,000
Capital Expenditures	$15,000 to $18,000

(1) Includes the estimated impact of increased tariffs over the prior year of approximately $2,000 to $5,000.
(2) Includes approximately $6,000 to $7,000 of BN Performance Bonus, equity-based compensation, and ERP conversion costs included in SG&A expense.

(3) Excludes net interest (income) expense, income taxes, depreciation and amortization from net income, as well as approximately $2,000 to $3,000 of equity-based compensation and ERP conversion costs included in SG&A expense, net.

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

We have made significant progress with the advancements in our business, which we believe puts us on schedule to achieve our fiscal 2027 goals of 8% to 10% average annualized organic revenue growth and Adjusted EBITDA margins in the low to mid-teens.

Our expectations for sales and profitability assume that we will be able to operate our production facilities at planned capacity, have access to our global supply chain including our subcontractors, do not experience any global disruptions, and experience no impact from any other unforeseen events.

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

As of March 31, 2025, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 17 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

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

We recognize revenue on all contracts when control of the product is transferred to the customer. Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606. Revenue from contracts that is recognized upon shipment accounted for approximately 20% of revenue in fiscal 2025. Revenue from contracts that is recognized over time accounted for approximately 80% of revenue in fiscal 2025. We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, or cost incurred to date to management's estimate of the total cost to be incurred on each contract, or an output method based upon completion of operational milestones, depending upon the nature of the contract.

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

We believe that the most critical accounting estimates used in the preparation of our consolidated financial statements relate to labor hour estimates, total cost, and establishment of operational milestones which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for business combinations and intangible assets.

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

As part of our ongoing financial reporting process, a collaborative effort is undertaken involving our managers with functional responsibilities for financial, credit, tax, engineering, manufacturing and benefit matters, and outside advisors such as lawyers, and consultants. We believe that the results of this effort provide management with the necessary information on which to base their judgments and to develop the estimates and assumptions used to prepare the financial statements.

We believe that the amounts recorded in the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K related to revenue, contingencies, business combinations and intangible assets, and other matters requiring the use of estimates and judgments are reasonable, although actual outcomes could differ materially from our estimates.

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

Foreign Currency

International consolidated sales for fiscal 2025 were 19% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In fiscal 2025, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB, or India INR). For fiscal 2025, foreign currency exchange rate fluctuations reduced our cash balances by $30 primarily due to the strengthening of the U.S. dollar relative to the Chinese RMB and India INR.

We have limited exposure to foreign currency purchases. In fiscal 2025, our purchases in foreign currencies represented approximately 5% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2025 and as of March 31, 2025, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions, such as lower tariffs. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, tariffs, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain. International conflicts or other geopolitical events, including the on-going Russia and Ukraine war, the Israel-Hamas conflict, and recent trade-related actions, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, increased tariffs, and heightened inflation. Further escalation of tariffs or geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. We estimate that the impact of increased tariffs over the prior year will be approximately $2,000 to $5,000 in fiscal 2026.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, we borrow funds under our revolving credit facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of March 31, 2025, we had no variable rate debt outstanding on our revolving credit facility and no interest rate derivatives outstanding. See "Debt" in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information on our debt arrangement.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes and the financial statement schedule entitled "Schedule II - Valuation and Qualifying Accounts" listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition -- Over time Revenue -- Refer to Notes 1 and 3 to the financial statements

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

We identified a portion of revenue associated with select in-process contracts as of March 31, 2025, recognized over time utilizing an input method and that exhibit characteristics of audit interest, as a critical audit matter because of the judgments necessary for management to estimate total direct labor hours or total costs, at completion for such select contracts. An extensive audit effort and a high degree of auditor judgment was required when performing audit procedures to audit management’s estimates of total direct labor hours or total costs at completion used to recognize revenue over time and evaluating the results of those procedures.

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
•
We performed a risk assessment over the contract population which included analyzing the population using various characteristics of audit interest.
•
We tested the mathematical accuracy of management’s calculation of revenue recognized over time for a selection of contracts.
•
For a selection of in-process contracts with customers that were recognized over time utilizing an input method, we performed the following procedures, among others:

- We evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.

- We evaluated the reasonableness and consistency of the methodology used by management to estimate total direct labor hours or total costs at completion for each contract and tested the mathematical accuracy of such estimate.

- We evaluated the direct labor hours or total costs estimate by obtaining original estimates and any change orders, testing direct labor hours or total costs completed to date, evaluating whether the costs were properly included in the list of labor hours or total costs to date subject to allocation contracts, and comparing the accuracy of actual labor hours or costs to what was estimated.

- We tested the completeness of the direct labor hours or total costs by observing the work sites and inspecting the progress to completion as of fiscal year end, and performing corroborating inquiries with the Company's project managers and engineers regarding the estimates of total direct labor hours or total costs at completion.

•
We evaluated management’s ability to estimate total direct labor hours or total costs at completion accurately by comparing actual direct labor hours or costs incurred to management’s historical estimates for a selection of similar contracts that were completed during the year ended March 31, 2025.

/s/Deloitte & Touche LLP

Rochester, New York

June 9, 2025

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Years Ended March 31,
	2025	2024	2023

Net sales	$209,896	$185,533	$157,118
Cost of products sold	157,035	144,948	131,710
Gross profit	52,861	40,585	25,408
Operating expenses and income:
Selling, general and administrative	37,143	32,217	23,063
Selling, general and administrative - amortization	1,745	1,366	1,095
Other operating (income) expense, net	(1,215)	80	—
Operating income	15,188	6,922	1,250
Other expenses and income:
Loss on extinguishment of debt	—	726	—
Other expense (income), net	364	374	(250)
Interest (income) expense, net	(583)	248	939
Total other (income) expenses	(219)	1,348	689
Income before provision for income taxes	15,407	5,574	561
Provision for income taxes	3,177	1,018	194
Net Income	$12,230	$4,556	$367
Per share data:
Basic:
Net income	$1.12	$0.42	$0.03
Diluted:
Net income	$1.11	$0.42	$0.03
Average common shares outstanding:
Basic	10,884	10,743	10,614
Diluted	11,066	10,844	10,654

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	Years Ended March 31,
	2025	2024	2023

Net income	$12,230	$4,556	$367
Other comprehensive income (loss):
Foreign currency translation adjustment	(79)	(244)	(492)
Defined benefit pension and other postretirement plans, net of income tax provision (benefit) of $29, $194, and $(149), for the years ended March 31, 2025, 2024 and 2023, respectively	105	694	(500)
Total other comprehensive income (loss)	26	450	(992)
Total comprehensive income (loss)	$12,256	$5,006	$(625)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$21,577	$16,939
Trade accounts receivable, net of allowances ($630 and $79 at March 31, 2025 and 2024, respectively)	35,507	44,400
Unbilled revenue	38,494	28,015
Inventories	40,025	33,410
Prepaid expenses and other current assets	4,249	3,561
Income taxes receivable	1,520	—
Total current assets	141,372	126,325
Property, plant and equipment, net	50,649	32,080
Prepaid pension asset	5,950	6,396
Operating lease assets	6,386	7,306
Goodwill	25,520	25,520
Customer relationships, net	13,159	14,299
Technology and technical know-how, net	10,310	11,065
Other intangible assets, net	6,858	7,181
Deferred income tax asset	1,502	2,983
Other assets	2,404	724
Total assets	$264,110	$233,879
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$21	$20
Accounts payable	27,309	20,788
Accrued compensation	19,161	16,800
Accrued expenses and other current liabilities	4,322	6,666
Customer deposits	84,062	71,987
Operating lease liabilities	1,275	1,237
Income taxes payable	—	715
Total current liabilities	136,150	118,213
Finance lease obligations	44	65
Operating lease liabilities	5,514	6,449
Accrued pension and postretirement benefit liabilities	1,192	1,254
Other long-term liabilities	1,633	2,332
Total liabilities	144,533	128,313
Commitments and contingencies (Notes 8 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $0.10 par value, 25,500 shares authorized; 11,077 and 10,993 shares issued and 10,903 and 10,850 shares outstanding at March 31, 2025 and 2024, respectively	1,107	1,099
Capital in excess of par value	34,616	32,015
Retained earnings	94,229	81,999
Accumulated other comprehensive loss	(6,987)	(7,013)
Treasury stock (174 and 143 shares at March 31, 2025 and 2024, respectively)	(3,388)	(2,534)
Total stockholders’ equity	119,577	105,566
Total liabilities and stockholders’ equity	$264,110	$233,879

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended March 31,
	2025	2024	2023

Operating activities:
Net income	$12,230	$4,556	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,718	3,275	3,511
Amortization	2,218	2,157	2,476
Virgin Orbit and other bad debt reserves	829	95	3,050
Amortization of unrecognized prior service cost and actuarial losses	781	843	672
Amortization of debt issuance costs	—	131	212
Equity-based compensation expense	1,957	1,279	806
Gain on disposal or sale of property, plant and equipment	—	(5)	—
Change in fair value of contingent consideration	(1,215)	80	—
Loss on extinguishment of debt	—	726	—
Deferred income taxes	1,471	(472)	(120)
(Increase) decrease in operating assets:
Accounts receivable	7,999	(20,724)	1,520
Unbilled revenue	(10,595)	11,855	(14,228)
Inventories	(6,627)	(6,220)	(9,919)
Income taxes receivable	(2,235)	998	139
Prepaid expenses and other current and non-current assets	(2,190)	(2,199)	(97)
Operating lease assets	1,294	1,212	1,206
Prepaid pension asset	(234)	(287)	(651)
Increase (decrease) in operating liabilities:
Accounts payable	3,491	401	3,467
Accrued compensation, accrued expenses and other current and non-current liabilities	639	6,011	2,654
Customer deposits	12,090	25,572	20,526
Operating lease liabilities	(1,272)	(1,119)	(1,049)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(33)	(45)	(628)
Net cash provided by operating activities	24,316	28,120	13,914
Investing activities:
Purchase of property, plant and equipment	(18,957)	(9,226)	(3,749)
Proceeds from disposal of property, plant and equipment	—	44	—
Acquisition of P3 Technologies, LLC	(170)	(6,812)	—
Net cash used by investing activities	(19,127)	(15,994)	(3,749)
Financing activities:
Principal repayments on debt	—	(25,500)	(11,000)
Proceeds from the issuance of debt	—	13,000	5,000
Repayments on finance lease obligations	(320)	(316)	(298)
Payment of debt exit costs	—	(752)	—
Payment of debt issuance costs	—	(241)	(122)
Issuance of common stock	653	476	—
Purchase of treasury stock	(854)	(58)	(21)
Net cash used by financing activities	(521)	(13,391)	(6,441)
Effect of exchange rate changes on cash	(30)	(53)	(208)
Net increase (decrease) in cash and cash equivalents	4,638	(1,318)	3,516
Cash and cash equivalents at beginning of year	16,939	18,257	14,741
Cash and cash equivalents at end of year	$21,577	$16,939	$18,257

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2025, 2024 and 2023

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at March 31, 2022	10,801	$1,080	$27,770	$77,076	$(6,471)	$(2,961)	$96,494
Comprehensive income (loss)				367	(992)		(625)
Issuance of shares	17	—	—				—
Forfeiture of shares	(44)	(5)	5				—
Recognition of equity-based compensation expense			806				806
Purchase of treasury stock						(21)	(21)
Issuance of treasury stock			(520)			799	279
Balance at March 31, 2023	10,774	1,075	28,061	77,443	(7,463)	(2,183)	96,933
Comprehensive income				4,556	450		5,006
Issuance of shares	229	25	2,674			(293)	2,406
Forfeiture of shares	(10)	(1)	1				—
Recognition of equity-based compensation expense			1,279				1,279
Purchase of treasury stock						(58)	(58)
Balance at March 31, 2024	10,993	1,099	32,015	81,999	(7,013)	(2,534)	105,566
Comprehensive income				12,230	26		12,256
Issuance of shares	84	8	644			(854)	(202)
Recognition of equity-based compensation expense			1,957				1,957
Balance at March 31, 2025	11,077	$1,107	$34,616	$94,229	$(6,987)	$(3,388)	$119,577

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2025, 2024 and 2023

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the Defense, Energy & Process, and Space industries. The Company acquired P3 Technologies, LLC ("P3") in November 2023. The accompanying Consolidated Financial Statements include P3 at March 31, 2025 and at March 31, 2024 and for the period of November 9, 2023 through March 31, 2025. The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2025, 2024 and 2023 are referred to as "fiscal 2025," "fiscal 2024" and "fiscal 2023," respectively.

Principles of consolidation and use of estimates in the preparation of consolidated financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Barber-Nichols, LLC ("BN"), located in Arvada, CO, P3, located in Jupiter, FL, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China, and Graham India Private Limited ("GIPL"), located in India. All intercompany balances, transactions and profits are eliminated in consolidation.

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

Other Long-Term Assets

Other long-term assets include service based cloud computing software implementation costs of $1,991. Upon implementation completion, these costs will be amortized over the expected term of the hosting arrangement on a straight line basis.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred estimated research and development costs of $4,039 in fiscal 2025 and research and development costs of $3,944 and $4,144 in fiscal 2024 and fiscal 2023, respectively. Research and development costs are included in the line items Cost of products sold and Selling, general and administrative in the Consolidated Statements of Operations.

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

A reconciliation of the numerators and denominators of basic and diluted income per share is presented below:

	Years ended March 31,
	2025	2024	2023
Basic income per share:
Numerator:
Net income	$12,230	$4,556	$367
Denominator:
Weighted average common shares outstanding	10,884	10,743	10,614
Basic income per share	$1.12	$0.42	$0.03

Diluted income per share:
Numerator:
Net income	$12,230	$4,556	$367
Denominator:
Weighted average common shares outstanding	10,884	10,743	10,614
Restricted stock units outstanding	182	101	40
Weighted average common and potential common shares outstanding	11,066	10,844	10,654
Diluted income per share	$1.11	$0.42	$0.03

Cash flow statement

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	Year ended March 31,
	2025	2024	2023
Interest paid	$298	$823	$1,026
Income taxes paid	3,982	425	185
Pension and other post retirement income (loss) adjustments, net of income tax	105	694	(500)
Issuance of treasury stock to the Employee Stock Purchase Plan (See Note 13)	—	—	279
Capital purchases recorded in accounts payable	3,951	620	483
Issuance of treasury shares as part of the consideration of the acquisition	—	1,930	—

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

Accounting and reporting changes

In the normal course of business, management evaluates all new Accounting Standards Updates ("ASU") and other accounting pronouncements issued by the Financial Accounting Standards Board ("FASB"), Securities and Exchange Commission, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Other than those discussed below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The Company adopted this guidance during the year ended March 31, 2025, providing additional disclosures required. For additional information, refer to Note 15, Segment Information.

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

Note 2 - Acquisition

On November 9, 2023, the Company completed its acquisition of P3, a privately-owned custom turbomachinery engineering, product development, and manufacturing business located in Jupiter, FL that serves the Space, New Energy, Defense, and Medical industries. The Company believes this acquisition advances its growth strategy, further diversifies its market and product offerings, and broadens its turbomachinery solutions. P3 is managed through BN, is highly complementary to BN's technology, and enhances its turbomachinery solutions.

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

Balance at November 9, 2023	$2,040
Change in fair value	80
Payments	—
Balance at March 31, 2024	2,120
Change in fair value	(1,215)
Payments	—
Balance at March 31, 2025	$905

The change in fair value of the contingent earn-out liability was included in Other operating (income) expense, net in the Consolidated Statements of Operations. Acquisition and integration costs of $45 and $352 were expensed in the years ended March 31, 2025 and 2024, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

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

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, and tradename. The tradename is included in the line item Other intangible assets, net in the Consolidated Balance Sheets. The fair value of customer relationships was calculated using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs. The fair value of tradename and technology and technical know-how were both calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset.

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

The Consolidated Statement of Operations for the year ended March 31, 2024 includes net sales of P3 of $2,206 and net income of $24. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the P3 acquisition had occurred at the beginning of each of the fiscal periods presented:

	For the Years Ended
	March 31,
	2025	2024	2023
Net sales	$209,896	$189,089	$160,376
Net income (loss)	12,230	5,949	(21)
Earnings per share
Basic	$1.12	$0.55	$—
Diluted	$1.11	$0.54	$—

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

The following tables present the Company's net sales disaggregated by market and geographic area. The Company updated its end market disclosures to better align with how management evaluates the business and product portfolio. As part of this change, revenue previously classified as Refining, Chemical/Petrochemical, and Other, which included New Energy product sales, will now be consolidated into one market, which has been renamed “Energy & Process.” The Defense and Space end market classifications remain unchanged. Prior period amounts have been updated to reflect this change:

	Year ended March 31,
Market	2025	2024	2023
Defense	$121,925	$99,493	$65,327
Energy & Process	73,287	72,758	70,611
Space	14,684	13,282	21,180
Net sales	$209,896	$185,533	$157,118

	Year ended March 31,
Geographic Area	2025	2024	2023
Asia	$16,884	$15,144	$16,040
Canada	7,586	4,229	4,464
Middle East	7,088	2,568	2,914
South America	1,165	733	3,021
U.S.	169,943	155,908	127,519
All other	7,230	6,951	3,160
Net sales	$209,896	$185,533	$157,118

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

	Year ended March 31,
	2025	2024	2023

Revenue recognized over time	80%	77%	74%
Revenue recognized at shipment	20%	23%	26%

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2025	March 31, 2024	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$38,494	$28,015	$10,479	$93,955	$(83,476)
Customer deposits (contract liabilities)	(84,062)	(71,987)	(12,075)	44,840	(56,915)
Net contract (liabilities) assets	$(45,568)	$(43,972)	$(1,596)

Contract liabilities at March 31, 2025 and 2024 include $12,315 and $21,426, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Consolidated Balance Sheets, includes corresponding balances at March 31, 2025 and 2024, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,999 and $1,875 at March 31, 2025 and 2024, respectively.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of March 31, 2025, the Company had remaining unsatisfied performance obligations of $412,335. The Company expects to recognize revenue on approximately 45% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2025	2024
Raw materials and supplies	$5,859	$4,396
Work in process	32,579	27,065
Finished products	1,587	1,949
	$40,025	$33,410

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2025	2024
Land and land improvements	$3,071	$450
Buildings and leasehold improvements	24,792	24,651
Machinery and equipment	51,529	45,391
Construction in progress	20,078	6,699
	99,470	77,191
Less – accumulated depreciation and amortization	(48,821)	(45,111)
	$50,649	$32,080

Depreciation expense in fiscal 2025, fiscal 2024 and fiscal 2023 was $3,718, $3,275, and $3,511, respectively.

Note 6 – Intangible Assets:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,041	$13,159
Technology and technical know-how	10 - 20 years	12,600	2,290	10,310
Backlog	4 years	3,900	3,900	—
Tradename	3 years	300	142	158
		$33,000	$9,373	$23,627

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2024
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$1,901	$14,299
Technology and technical know-how	10 - 20 years	12,600	1,535	11,065
Backlog	4 years	3,900	3,677	223
Tradename	3 years	300	42	258
		$33,000	$7,155	$25,845

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$0	$32,220

A portion of Technology and technical know-how, tradenames, and Customer relationships are amortized in Selling, general and administrative expense on a straight line basis over each of their estimated useful lives. Backlog and a portion of technology and technical know-how are amortized in Cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible asset amortization was $2,218, $2,157 and $2,476 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The estimated annual amortization expense is as follows:

Annual Amortization
2026	$1,995
2027	1,953
2028	1,895
2029	1,895
2030	1,895
2031 and thereafter	13,994
Total intangible amortization	$23,627

Note 7 – Product Warranty Liability:

A reconciliation of the changes in product warranty liability is as follows:

	Year ended March 31,
	2025	2024
Balance at beginning of year	$806	$578
Expense for product warranties	326	410
Product warranty claims paid	(346)	(182)
Balance at end of year	$786	$806

The product warranty liability is included in the line item Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Note 8 - Leases:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of March 31, 2025, the Company did not have any material leases that have been signed but not commenced.

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

The Company previously entered into operating leases with Ascent Properties Group, LLC ("Ascent"), a limited liability company of which our Chief Executive Officer holds a majority interest, for two building lease agreements and two equipment lease agreements in Arvada, CO. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $990, $952 and $843 in fiscal 2025, 2024 and 2023, respectively. Future minimum lease payments under these leases as of March 31, 2025 are $4,795.

The discount rate implicit within the Company's leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	March 31,
	2025	2024
Finance Leases
Weighted-average remaining lease term in years	2.83	3.83
Weighted-average discount rate	7.75%	7.75%

Operating Leases
Weighted-average remaining lease term in years	4.94	5.93
Weighted-average discount rate	3.42%	3.30%

The components of lease expense are as follows:

	Year Ended March 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$13	$13
Interest on lease liabilities	6	8
Operating lease cost	1,527	1,478
Short-term lease cost	25	27
Total lease cost	$1,571	$1,526

Operating lease costs during fiscal 2025, fiscal 2024 and fiscal 2023 were included within Cost of products sold and Selling, general and administrative expenses.

As of March 31, 2025, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
2026	$1,480	$26
2027	1,486	26
2028	1,428	21
2029	1,452	—
2030 and thereafter	1,528	—
Total lease payments	7,374	73

Less – amount representing interest	(585)	(8)
Present value of net minimum lease payments	$6,789	$65

ROU assets obtained in exchange for new operating lease liabilities were $374 and $149 in fiscal 2025 and fiscal 2024, respectively.

Note 9 - Debt:

On October 13, 2023, the Company terminated its revolving credit facility and repaid its term loan with Bank of America and entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $50,000 line of credit (the "New Revolving Credit Facility"). The New Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of March 31, 2025, there was $0 borrowed and $5,295 letters of credit outstanding on the New Revolving Credit Facility.

On July 15, 2024, the Company and Wells Fargo entered into an amendment to the New Revolving Credit Facility, which increased the maximum aggregate principle amount of indebtedness of Foreign Subsidiaries and Non-Guarantor Subsidiaries, as defined in the New Revolving Credit Facility, allowed under the New Revolving Credit Facility from $2,000 to $3,500.

The New Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the New Revolving Credit Facility. As of March 31, 2025, the Company was in compliance with the financial covenants of the New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of March 31, 2025, the SOFR rate was 4.41%.

The Company is required to pay a quarterly commitment fee on the unused portion of the New Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum; provided, however, for a period of one year following the closing date, the quarterly commitment fee will be set at 0.10% per annum. Any outstanding letters of credit that are cash secured will bear a fee equal to the daily amount available to be drawn under such letters of credit multiplied by 0.65% per annum. Any outstanding letters of credit issued under the New Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of March 31, 2025, the amount available under the New Revolving Credit Facility was $44,705, subject to the interest and leverage covenants.

In connection with the termination of the old revolving credit facility and term loan with Bank of America, the Company paid $752 in exit costs and recognized an extinguishment charge of $726 in fiscal year ended March 31, 2024.

As of March 31, 2025, $150 letters of credit remain outstanding with Bank of America and are cash secured. These outstanding letters of credit are subject to a fee of 0.60% per annum. As of March 31, 2025, $4,498 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of March 31, 2025, $11 letters of credit are outstanding with China Construction Bank and are cash secured. Additionally, we have a 20,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $1,044 letters of credit outstanding at March 31, 2025. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. Total letters of credit outstanding as of March 31, 2025 and March 31, 2024 were $10,997 and $8,442, respectively.

Note 10 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2025 and 2024, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2025 and 2024, the Company was contingently liable on outstanding standby letters of credit aggregating $10,997 and $8,442, respectively.

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

Contingent consideration: In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount of, or the likelihood of achieving the applicable performance target. Increases in projected revenues, estimated cash flows and probabilities of payment may result in significantly higher fair value measurements; decreases in these items may have the opposite effect. Increases in the discount rates in periods prior to payment may result in significantly lower fair value measurements and decreases in the discount rates may have the opposite effect. The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy.

Note 11 – Income Taxes:

An analysis of the components of income before provision for income taxes is presented below:

	Year ended March 31,
	2025	2024	2023
United States	$14,381	$5,077	$(66)
Asia	1,026	497	627
Income before provision for income taxes	$15,407	$5,574	$561

The provision for income taxes consists of:

	Year ended March 31,
	2025	2024	2023
Current:
Federal	$1,387	$1,133	$37
State	37	100	204
Foreign	282	257	73
	1,706	1,490	314
Deferred:
Federal	5,429	(419)	(89)
State	210	88	(82)
Foreign	25	(106)	93
Changes in valuation allowance	(4,193)	(35)	(42)
	1,471	(472)	(120)
Total provision for income taxes	$3,177	$1,018	$194

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2025	2024	2023
Provision for income taxes at federal rate	$3,238	$1,170	$118
State taxes	196	156	92
Charges not deductible for income tax purposes	45	54	26
Stock based compensation	(382)	(8)	114
Research and development tax credits	(308)	(327)	(240)
Valuation allowance	(4,193)	(35)	(42)
Effect of foreign tax rate	50	26	27
Uncertain tax positions	140	—	—
Nondeductible fringe benefits	31	30	44
162(m)	420	105	—
Foreign withholding tax	9	—	—
Foreign-derived intangible income deduction	(61)	(134)	—
Global intangible low-taxed income	—	(20)	55
Capital loss expiration	4,211	—	—
Earnout revaluation	(239)	—	—
Other	20	1	—
Provision for income taxes	$3,177	$1,018	$194

The net deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company's net deferred income tax asset (liability) follows:

	March 31,
	2025	2024
Depreciation	$(3,060)	$(2,931)
Accrued compensation	322	237
Goodwill	(1,007)	(607)
Prepaid pension asset	(1,278)	(1,399)
Accrued pension liability	219	232
Accrued postretirement benefits	61	68
Compensated absences	641	531
Inventories	645	2,541
Warranty liability	171	182
Accrued expenses	445	600
Equity-based compensation	475	328
Allowance for doubtful accounts	136	18
Operating lease assets	(1,460)	(1,694)
Operating lease liabilities	1,557	1,784
Acquisition costs	163	180
Intangible assets	71	187
New York State investment tax credit	1,048	1,030
Research and development cost	3,612	2,771
Net operating loss carryforwards	280	182
Capital loss carryforward	—	4,211
Other	(515)	(238)
	2,526	8,213
Less: Valuation allowance	(1,048)	(5,241)
Total	$1,478	$2,972

Deferred income taxes include the impact of state investment tax credits of $254, which expire from 2030 to 2039 and state investment tax credits of $794, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2025 related to certain state investment tax credits would not be realized and recorded a valuation allowance of $1,048. As of March 31, 2024, management determined that a portion of the deferred tax assets related to certain state investment tax credits and the capital loss related to a past acquisition would not be realized, and recorded a valuation allowance of $5,241. The decrease from fiscal 2024 to fiscal 2025 was due to the expiration of the capital loss.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for tax years 2021 through 2024 and examination in state tax jurisdictions for tax years 2020 through 2024. The Company is subject to examination in the People's Republic of China for tax years 2021 through 2024 and in India for tax years 2022 through 2024. The liability for unrecognized tax benefits was $0 at each of March 31, 2025 and 2024.

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

The components of pension (benefit) cost are:

	Year ended March 31,
	2025	2024	2023
Service cost during the period	$252	$252	$333
Interest cost on projected benefit obligation	1,292	1,312	1,185
Expected return on assets	(1,778)	(1,851)	(2,169)
Amortization of:
Actuarial loss	781	843	633
Net pension cost (benefit)	$547	$556	$(18)

The components of net pension (benefit) cost other than the service cost component are included in Other expense (income), net in the Consolidated Statements of Operations.

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2025	2024	2023
Discount rate	5.27%	5.03%	3.66%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	5.75%	5.75%	5.50%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during the fiscal year ended March 31, 2026.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2025	2024
Change in the benefit obligation
Projected benefit obligation at beginning of year	$25,042	$26,646
Service cost	252	252
Interest cost	1,292	1,312
Actuarial gain	(384)	(726)
Benefit payments	(868)	(990)
Liability released through annuity purchase	(1,458)	(1,452)
Projected benefit obligation at end of year	$23,876	$25,042

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$31,438	$32,753
Actual return on plan assets	714	1,127
Benefit and administrative expense payments	(868)	(990)
Annuities purchased	(1,458)	(1,452)
Fair value of plan assets at end of year	$29,826	$31,438

Funded status
Funded status at end of year	$5,950	$6,396
Amount recognized in the Consolidated Balance Sheets	$5,950	$6,396

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2025	2024
Discount rate	5.53%	5.27%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2025 and fiscal 2024, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2025 and fiscal 2024, the projected benefit obligation and plan assets decreased $1,458 and $1,452, respectively. The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2025 and 2024 was $21,351 and $22,398, respectively. At March 31, 2025 and 2024, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2025	2024
Net actuarial loss	$6,767	$6,847

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2025	2024
Net actuarial loss arising during the year	$522	$—
Amortization of actuarial loss	(602)	(659)
	$(80)	$(659)

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2026	$923
2027	937
2028	1,053
2029	1,121
2030	1,121
2031-2035	8,198
Total	$13,353

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2025	2024
Equity securities	20%	22%	22%
Debt securities	80%	78%	78%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2025 and 2024, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$238	$238	$—	$—

Equity securities:
U.S. companies	4,033	4,033	—	—
International companies	2,549	2,549	—	—

Fixed income:
Corporate bond funds
Long-term	23,006	23,006	—	—
	$29,826	$29,826	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$81	$81	$—	$—

Equity securities:
U.S. companies	4,141	4,141	—	—
International companies	2,610	2,610	—	—

Fixed income:
Corporate bond funds
Long-term	24,606	24,606	—	—
	$31,438	$31,438	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company's contribution to the defined contribution plan for these employees in fiscal 2025, fiscal 2024 and fiscal 2023 was $1,382, $1,237 and $1,030, respectively.

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2025, fiscal 2024, and fiscal 2023 related to this plan was $54, $54 and $74, respectively. The weighted average discount rate used to determine pension expense for this plan was 5.26%, 5.01% and 3.64% for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The weighted average rate of increase in compensation levels used to develop pension expense for this plan was 3% in each of fiscal 2025, fiscal 2024 and fiscal 2023. At March 31, 2025 and 2024, the projected benefit obligation was $1,019 and $1,060, respectively, and is included in the caption "Accrued Pension and Postretirement Benefit Liabilities" in the Consolidated Balance Sheets. The amounts recognized in accumulated other comprehensive loss, net of income tax, consist of a net actuarial loss of ($89) and ($69) at March 31, 2025 and 2024, respectively.

The Company has a domestic defined contribution plan (401(k)) covering substantially all employees. The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $2,455 in fiscal 2025, $1,914 in fiscal 2024 and $1,904 in fiscal 2023.

Note 13 - Stock Compensation Plans:

The 2020 Graham Corporation Equity Incentive Plan (the "2020 Plan") provides for the issuance of 722 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company's prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to increase Shareholder Value (the "2000 Plan"). As of August 11,

2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. There were 305 shares available for future grants pursuant to the 2020 Plan at March 31, 2025.

The following grants of restricted stock units ("RSUs"), performance stock units ("PSUs"), and restricted stock awards ("RSAs") were awarded:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Year Ended March 31,	Directors	Key Employees	Key Employees	Awarded
2025
Time Vesting RSUs	18	30	8	56
Performance Vesting PSUs	—	—	62	62
2024
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79
2023
Time Vesting RSUs	37	56	33	126
Performance Vesting PSUs	—	—	112	112

(1) Subject to the terms of the applicable award.

Stock-based compensation cost and the related tax benefits were as follows:

	Stock-Based	Related
Year Ended March 31,	Compensation Cost	Tax Benefits
2025	1,828	420
2024	1,188	264
2023	785	173

As of March 31, 2025, there was $3,148 of total unrecognized stock-based compensation expense related to non-vested restricted stock. The Company expects to recognize this expense over a weighted average period of 1.64 years.

The following table summarizes information about the Company's RSUs and PSUs granted during fiscal 2025, fiscal 2024 and fiscal 2023:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at March 31, 2022	159	18.59
Granted	238	8.51
Vested	(35)	8.14
Forfeited	(57)	18.86
Non-vested at March 31, 2023	305	11.09
Granted	157	10.95
Vested	(68)	11.96
Forfeited	(25)	15.29
Non-vested at March 31, 2024	369	11.05
Granted	118	25.75
Vested	(125)	28.21
Non-vested at March 31, 2025	362	14.72	$10,453

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

	Issued from	Issued from	Stock-Based	Related
Year Ended March 31,	Treasury Shares	Common Stock	Compensation Cost	Tax Benefits
2025	—	34	129	30
2024	—	50	91	20
2023	29	17	21	5

Note 14 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2025 and fiscal 2024 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at March 31, 2023	(7,470)	7	(7,463)
Other comprehensive income (loss) before reclassifications	35	(244)	(209)
Amounts reclassified from accumulated other comprehensive loss	659	—	659
Net current-period other comprehensive income (loss)	694	(244)	450
Balance at March 31, 2024	(6,776)	(237)	(7,013)
Other comprehensive loss before reclassifications	(497)	(79)	(576)
Amounts reclassified from accumulated other comprehensive loss	602	—	602
Net current-period other comprehensive income (loss)	105	(79)	26
Balance at March 31, 2025	$(6,671)	$(316)	$(6,987)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2025

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(781)	(1)
	(781)		Income before provision for income taxes
	(179)		Benefit for income taxes
	$(602)		Net income

Year ended March 31, 2024

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(843)	(1)
	(843)		Income before provision for income taxes
	(184)		Benefit for income taxes
	$(659)		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of net periodic pension and other postretirement benefit costs. See Note 12.

Note 15 - Segment Information:

The Company has one reporting segment as its operating segments meet the requirements for aggregation. The Company and its operating subsidiaries design and manufacture mission critical fluid, power, heat transfer and vacuum technologies for the Defense, Energy & Process, and Space industries. The Company also services and sells spare parts for its equipment. The Company's chief operating decision maker ("CODM") has been identified as its Chief Executive Officer who evaluates performance on an operating segment bases, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by our CODM, management, our Board of Directors, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in our industry. In addition, our CODM believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to fund future capital expenditures in the business.

The following table provides our results as a reconciliation from consolidated Net income to our consolidated Adjusted EBITDA:

	Years Ended March 31,
	2025	2024	2023
Net income	$12,230	$4,556	$367
Acquisition & integration (income) expense	(1,170)	432	54
Equity-based compensation	1,957	1,279	806
ERP implementation costs	882	241	—
Debt amendment costs	—	781	194
Employee Retention Tax Credit, net	—	(702)	—
Net interest (income) expense	(583)	248	939
Income tax expense	3,177	1,018	194
Depreciation & amortization	5,936	5,432	5,987
Adjusted EBITDA	$22,429	$13,285	$8,541

In fiscal 2025, the Company had two customers whose sales amounted to 17% and 13% of total consolidated net sales. In fiscal 2024, the Company had two customers whose sales amounted to 16% and 15% of total consolidated net sales. In fiscal 2023, the Company had two customers whose sales amounted to 15% and 12% of total consolidated net sales. One customer representing such sales was the same customer in fiscal 2025, fiscal 2024 and fiscal 2023.

Note 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program. No shares were purchased under this program in fiscal 2025, fiscal 2024 or fiscal 2023. Under the terms of our credit agreement with Wells Fargo, the Company cannot repurchase shares of its common stock if the Company is in default or if such repurchase would result in an event of default under the credit agreement.

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding GIPL. The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct totaled $150 over a period of four years and was isolated to GIPL. All involved employees have been terminated and the Company has implemented remedial actions, including strengthening its compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal

2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. The Company has voluntarily reported the findings of its investigation to the appropriate authorities in India and the U.S. Department of Justice and the Securities and Exchange Commission and will continue to cooperate with those authorities. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to the Company’s overall consolidated results of operations, financial position, or cash flows.

As of March 31, 2025, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Note 18 - Other Operating (Income) Expense, Net:

During the fiscal years ended March 31, 2025 and 2024, the Company adjusted the earn-out value related to the acquisition of P3 (see Note 2), therefore the Company recognized a change in fair value of the contingent liability in the amount ($1,215) and $80, respectively, which was included in Other operating (income) expense, net in the Consolidated Statement of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

Management, including our Chief Executive Officer (principal executive officer) and Vice President–Finance and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Vice President–Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Vice President-Finance and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and Vice President–Finance and Chief Financial Officer (principal financial officer) we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the "Company") as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025 , of the Company and our report dated June 9, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/DELOITTE & TOUCHE LLP

Rochester, NY

June 9, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," and "Corporate Governance" contained in our proxy statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2025. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the heading “Delinquent Section 16(a) Reports” contained in our proxy statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2025.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation," "Pay Versus Performance,” and "Director Compensation" contained in our proxy statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2025

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	381,877	$—	405,117	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	381,877	$—	405,117

(1) Includes 99,662 shares remaining available under our Employee Stock Purchase Plan

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Appointment of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2025 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2025.

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

Amended and Restated Employment Agreement, dated February 5, 2025, between Graham Corporation and Daniel J. Thoren is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 6, 2025.

#	10.2

Employment Agreement, dated as of March 7, 2022, between Graham Corporation and Christopher Thome is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 7, 2022.

#	10.3

Employment Agreement between Graham Corporation and Alan E. Smith executed August 1, 2007 with an effective date of July 30, 2007, is incorporated herein by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

#	10.4

Amendment to Employment Agreement dated as of December 31, 2008 by and between Graham Corporation and Alan E. Smith is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 31, 2008.

#	10.5

Amended and Restated Employment Agreement, dated February 5, 2025, between Graham Corporation and Matthew Malone is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 6, 2025.

#	10.6

Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 29, 2010.

#	10.7

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

#	10.8	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.
#	10.9	2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.
#	10.10

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

#	10.13

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2024 is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 17, 2023.

#	10.14	Form of Director Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
#	10.15

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

#	10.18

Amended and Restated Performance Bonus Agreement between Graham Acquisition I, LLC and Barber-Nichols, LLC is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

#	10.19

Amended and Restated 2000 Graham Corporation Incentive Plan to Increase Shareholder Value is incorporated herein by reference from Appendix A to the Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 13, 2016.

#	10.20	Form of Director Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
#	10.21

Form of Employee Time-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

#	10.22

Form of Employee Performance-Vested Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

	10.23

Unit Purchase Agreement, dated as of June 1, 2021, between Graham Corporation, Graham Acquisition I, LLC, BNI Holdings, Inc., and certain other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2021.

	10.24

Credit Agreement dated as of October 13, 2023, by and among Graham Corporation and Wells Fargo Bank, National Association is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 18, 2023.

#	10.25

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2025, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 10, 2024.

#	10.26

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2025, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2024.

	10.27

First Amendment to Credit Agreement, by and among Graham Corporation and Wells Fargo Bank, National Association, dated July 15, 2024, is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

#	10.28

Form of Employee Performance Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

#	10.29

Form of Employee Time Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

(19)	Insider trading policies and procedures
*	19.1	Insider Trading Policy of Graham Corporation

(21)	Subsidiaries of the registrant
*	21.1	Subsidiaries of the registrant
(23)	Consents of Experts and Counsel
*	23.1	Consent of Deloitte & Touche LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	31.1	Certification of Principal Executive Officer
*	31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
**	32.1	Section 1350 Certifications
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1

Graham Corporation Policy for the Recovery of Erroneously Awarded Compensation, is incorporated herein by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K for the annual period ended March 31, 2024.

(101)	Interactive Data File
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Definitions Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File embedded within the Inline XBRL document
*	Exhibits filed with this report.
**	Exhibit furnished with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2025
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$79	$886	$—	$(335)	$630
Product warranty liability	$806	$326	$—	$(346)	$786

Year ended March 31, 2024
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$1,841	$587	$—	$(2,349)	$79
Product warranty liability	$578	$410	$—	$(182)	$806

Year ended March 31, 2023
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$87	$1,765	$—	$(11)	$1,841
Reserves included in the balance sheet caption "accrued expenses"	$760	$—	$—	$(760)	$—
Product warranty liability	$441	$364	$—	$(227)	$578

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 9, 2025	By:	/s/ Christopher J. Thome
Christopher J. Thome
Vice President-Finance,
Chief Financial Officer, Chief Accounting Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Daniel J. Thoren	Chief Executive Officer and	June 9, 2025
Daniel J. Thoren	Director (Principal Executive Officer)

/s/ Christopher J. Thome	Vice President-Finance, Chief	June 9, 2025
Christopher J. Thome	Financial Officer, Chief Accounting Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. Barber	Director	June 9, 2025
James J. Barber

/s/ Cari L. Jaroslawsky	Director	June 9, 2025
Cari L. Jaroslawsky

/s/ Jonathan W. Painter	Director and Chairman of the Board	June 9, 2025
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 9, 2025
Lisa M. Schnorr

/s/ Troy A. Stoner	Director	June 9, 2025
Troy A. Stoner