Form 10-Q
period 2025-06-30
GRAHAM CORP
filed 2025-08-05
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

As of August 4, 2025, there were outstanding 10,975,874 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2025 and March 31, 2025 and for the three months ended June 30, 2025 and 2024

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Net sales	$55,487	$49,951
Cost of products sold	40,766	37,583
Gross profit	14,721	12,368
Other operating expenses and income:
Selling, general and administrative	9,397	8,838
Selling, general and administrative – amortization	436	436
Other operating income	(76)	(130)
Operating income	4,964	3,224
Other expense, net	128	91
Interest income, net	(177)	(161)
Income before provision for income taxes	5,013	3,294
Provision for income taxes	418	328
Net income	$4,595	$2,966
Per share data
Basic:
Net income	$0.42	$0.27
Diluted:
Net income	$0.42	$0.27
Weighted average common shares outstanding:
Basic	10,927	10,862
Diluted	11,033	10,958

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Net income	$4,595	$2,966
Other comprehensive (expense) income:
Foreign currency translation adjustment	50	(28)
Defined benefit pension and other postretirement plans net of income tax expense of $48 and $45, respectively	162	150
Total other comprehensive (expense) income	212	122
Total comprehensive income	$4,807	$3,088

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,753	$21,577
Trade accounts receivable, net of allowances ($655 and $630 at June 30 and March 31, 2025, respectively)	34,665	35,507
Unbilled revenue	39,357	38,494
Inventories	37,386	40,025
Prepaid expenses and other current assets	4,055	4,249
Income taxes receivable	1,307	1,520
Total current assets	127,523	141,372
Property, plant and equipment, net	53,338	50,649
Prepaid pension asset	5,985	5,950
Operating lease assets	6,191	6,386
Goodwill	25,520	25,520
Customer relationships, net	12,874	13,159
Technology and technical know-how, net	10,121	10,310
Tradenames, net	6,833	6,858
Deferred income tax asset	1,371	1,502
Other assets	2,583	2,404
Total assets	$252,339	$264,110
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$22	$21
Accounts payable	20,694	27,309
Accrued compensation	12,066	19,161
Accrued expenses and other current liabilities	4,114	4,322
Customer deposits	82,801	84,062
Operating lease liabilities	1,362	1,275
Total current liabilities	121,059	136,150
Finance lease obligations	38	44
Operating lease liabilities	5,244	5,514
Deferred income tax liability	115	—
Accrued pension and postretirement benefit liabilities	1,192	1,192
Other long-term liabilities	1,307	1,633
Total liabilities	128,955	144,533
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,150 and 11,077 shares issued and 10,976 and 10,903 shares outstanding at June 30 and March 31, 2025, respectively	1,114	1,107
Capital in excess of par value	33,609	34,616
Retained earnings	98,824	94,229
Accumulated other comprehensive loss	(6,775)	(6,987)
Treasury stock (174 shares at June 30 and March 31, 2025)	(3,388)	(3,388)
Total stockholders’ equity	123,384	119,577
Total liabilities and stockholders’ equity	$252,339	$264,110

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Operating activities:
Net income	$4,595	$2,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,024	857
Amortization of intangible assets	499	554
Amortization of actuarial losses	210	195
Equity-based compensation expense	532	344
Change in fair value of contingent consideration	(76)	(130)
Deferred income taxes	262	99
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	839	7,611
Unbilled revenue	(865)	(12,023)
Inventories	2,642	647
Prepaid expenses and other current and non-current assets	(167)	(926)
Income taxes receivable	123	—
Operating lease assets	331	321
Prepaid pension asset	(35)	(58)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	(3,322)	(909)
Accrued compensation, accrued expenses and other current and non-current liabilities	(7,266)	(6,380)
Customer deposits	(1,265)	15,672
Income taxes payable	—	182
Operating lease liabilities	(319)	(310)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	(1)	4
Net cash (used) provided by operating activities	(2,259)	8,716
Investing activities:
Purchase of property, plant and equipment	(7,004)	(2,978)
Acquisition of P3 Technologies, LLC	—	(170)
Net cash used by investing activities	(7,004)	(3,148)
Financing activities:
Borrowings of debt obligations	6,000	—
Principal repayments on debt	(6,000)	—
Repayments on financing lease obligations	(82)	(79)
Tax withholdings related to net share settlements of restricted stock units and awards	(1,532)	(810)
Net cash used by financing activities	(1,614)	(889)
Effect of exchange rate changes on cash	53	(7)
Net (decrease) increase in cash and cash equivalents	(10,824)	4,672
Cash and cash equivalents at beginning of period	21,577	16,939
Cash and cash equivalents at end of period	$10,753	$21,611

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2025	11,077	$1,107	$34,616	$94,229	$(6,987)	$(3,388)	$119,577
Comprehensive income				4,595	212		4,807
Stock awards vested, net of tax withholding	73	7	(1,539)				(1,532)
Recognition of equity-based compensation expense			532				532
Balance at June 30, 2025	11,150	$1,114	$33,609	$98,824	$(6,775)	$(3,388)	$123,384

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566
Comprehensive income				2,966	122		3,088
Stock awards vested	50	5	(5)				—
Recognition of equity-based compensation expense			344				344
Tax withholdings related to settlements of restricted stock						(810)	(810)
Balance at June 30, 2024	11,043	$1,104	$32,354	$84,965	$(6,891)	$(3,344)	$108,188

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Unaudited Condensed Consolidated ("Condensed Consolidated") Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Jupiter, Florida, Suzhou, China and Ahmedabad, India at June 30 and March 31, 2025. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2025 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2025. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 ("fiscal 2025"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements. The Company reviewed and evaluated subsequent events through the issuance date of the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2026 ("fiscal 2026").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended
	June 30,
Market	2025	2024
Defense	$29,535	$29,094
Energy & Process	22,574	16,910
Space	3,378	3,947
Net sales	$55,487	$49,951

Geographic Region
Asia	$3,283	$5,304
Canada	3,510	996
Middle East	1,346	983
South America	393	55
U.S.	46,322	40,930
All other	633	1,683
Net sales	$55,487	$49,951

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

	Three Months Ended
	June 30,
	2025	2024

Revenue recognized over time	80%	82%
Revenue recognized at shipment	20%	18%

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2025	March 31, 2025	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue - contract assets	$39,357	$38,494	$863	$22,403	$(21,540)
Customer deposits - contract liabilities	(82,801)	(84,062)	1,261	24,297	(23,036)
Net contract (liabilities) assets	$(43,444)	$(45,568)	$2,124

Contract liabilities at June 30 and March 31, 2025 include $10,997 and $12,315, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at June 30 and March 31, 2025, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,959 and $1,999 at June 30 and March 31, 2025, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of June 30, 2025, the Company had remaining unsatisfied performance obligations of $482,860. The Company expects to recognize revenue on approximately 35% to 40% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 3 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2025	2025
Raw materials and supplies	$5,806	$5,859
Work in process	30,069	32,579
Finished products	1,511	1,587
Total	$37,386	$40,025

NOTE 4 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,326	$12,874
Technology and technical know-how	10 - 20 years	12,600	2,479	10,121
Tradename	3 years	300	167	133
		$29,100	$5,972	$23,128

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,041	$13,159
Technology and technical know-how	10 - 20 years	12,600	2,290	10,310
Backlog	4 years	3,900	3,900	—
Tradename	3 years	300	142	158
		$33,000	$9,373	$23,627

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

Intangible amortization was $499 and $554 for the three months ended June 30, 2025 and 2024, respectively. The estimated annual amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2026	$1,496
2027	1,953
2028	1,895
2029	1,895
2030	1,895
2031 and thereafter	13,994
Total intangible amortization	$23,128

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

The following grants of time-vesting restricted stock units ("RSUs") and performance-vesting restricted stock units ("PSUs") were awarded during the three months ended June 30, 2025 and 2024:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Three months ended June 30,	Directors	Key Employees	Key Employees	Awarded
2025
Time Vesting RSUs	10	17	—	27
Performance Vesting PSUs	—	—	42	42
2024
Time Vesting RSUs	18	29	8	55
Performance Vesting PSUs	—	—	62	62
(1)
Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of June 30, 2025, a total of 100 shares of common stock remain available to be purchased under the ESPP.

The Company has recognized equity based compensation costs, which are primarily included in selling, general and administrative costs, as follows:

	Three Months Ended
	June 30,
	2025	2024
Restricted stock awards	$—	$27
Restricted stock units	489	288
Employee stock purchase plan	43	29
	$532	$344

Income tax benefit recognized	$121	$79

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

	Three Months Ended
	June 30,
	2025	2024
Basic income per share
Numerator:
Net income	$4,595	$2,966
Denominator:
Weighted average common shares outstanding	10,927	10,862
Basic income per share	$0.42	$0.27

Diluted income per share
Numerator:
Net income	$4,595	$2,966
Denominator:
Weighted average common shares outstanding	10,927	10,862
Restricted stock units outstanding	106	96
Weighted average common and potential common shares outstanding	11,033	10,958
Diluted income per share	$0.42	$0.27

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2025	2024
Balance at beginning of period	$786	$806
(Income) expense for product warranties	(2)	23
Product warranty claims paid	(53)	(127)
Balance at end of period	$731	$702

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	June 30,
	2025	2024
Interest paid	$63	$51
Income taxes paid	29	46
Capital purchases recorded in accounts payable	660	423

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

As of June 30, 2025, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company previously entered into operating leases with Ascent Properties Group, LLC, a limited liability company of which our Executive Chairman holds a majority interest, for two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $252 and $247 during the three months ended June 30, 2025 and 2024, respectively, and is obligated to make payments of $757 during the remainder of fiscal 2026. Future fixed minimum lease payments under these leases as of June 30, 2025 are $4,544.

NOTE 10 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2021 through 2024 and examination in state tax jurisdictions for the tax years 2020 through 2024. The Company is subject to examination in the People’s Republic of China for tax years 2021 through 2024 and in India for tax years 2021 through 2024.

There was no liability for unrecognized tax benefits at either June 30, 2025 or March 31, 2025.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. In addition, the Company continues to explore tax planning opportunities that may have a material impact on its effective tax rate. The Company's effective tax rate for the first quarter of 2026 was 8.3% on $5,013 of income before taxes compared to 10% on $3,294 of income before taxes for the same period in fiscal 2025. The difference between the Company's effective tax rates was primarily due to increased discrete tax benefits recognized in the first quarter of fiscal 2026 related to the vesting of restricted stock awards and the Company's improved stock price over the last year.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBB"), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. The Company is currently analyzing the OBBB but does not anticipate a material impact to the consolidated financial statements or effective tax rate.

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2025 and 2024 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2025	$(6,671)	$(316)	$(6,987)
Other comprehensive income before reclassifications	—	50	50
Amounts reclassified from accumulated other comprehensive loss	162	—	162
Net current-period other comprehensive income	162	50	212
Balance at June 30, 2025	$(6,509)	$(266)	$(6,775)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2024	$(6,776)	$(237)	$(7,013)
Other comprehensive loss before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income (loss)	150	(28)	122
Balance at June 30, 2024	$(6,626)	$(265)	$(6,891)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2025 and 2024 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	June 30,
	2025		2024
Pension and other postretirement benefit items:
Amortization of actuarial loss	$210	(1)	$195	(1)	Income before benefit for income taxes
Tax effect	48		45		Provision for income taxes
	$162		$150		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 12 – DEBT:

On October 13, 2023, the Company entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $50,000 line of credit (the "Revolving Credit Facility"). The Revolving Credit Facility has

a $25,000 sub-limit for letters of credit. As of June 30, 2025, there was $0 borrowed and $5,746 letters of credit outstanding on the Revolving Credit Facility.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of June 30, 2025, the Company was in compliance with the financial covenants of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio. As of June 30, 2025, the SOFR rate was 4.45%.

The Company is required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum. Any outstanding letters of credit issued under the Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of June 30, 2025, the amount available under the Revolving Credit Facility was $44,254, subject to the interest and leverage covenants.

As of June 30, 2025, $3,596 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of June 30, 2025, $248 letters of credit are outstanding with Axis Bank and are cash secured. Additionally, we have a 20,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $1,058 letters of credit outstanding as of June 30, 2025. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum.

Total letters of credit outstanding as of June 30, 2025 and March 31, 2025 were $10,648 and $10,997, respectively.

NOTE 13 – SEGMENT INFORMATION:

The Company has one reporting segment as its operating segments meet the requirements for aggregation. The Company and its operating subsidiaries design and manufacture mission critical fluid, power, heat transfer and vacuum technologies for the Defense, Energy & Process, and Space industries. The Company also services and sells spare parts for its equipment. The Company's chief operating decision maker ("CODM") has been identified as its Chief Executive Officer who evaluates performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by our CODM, management, our Board of Directors, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in our industry. In addition, our CODM believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to fund future capital expenditures in the business.

The following table provides our results as a reconciliation from consolidated Net income to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,
	2025	2024
Net income	$4,595	$2,966
Acquisition & integration income, net	(76)	(93)
Equity-based compensation	532	344
ERP implementation costs	23	342
Net interest income	(177)	(161)
Income tax expense	418	328
Depreciation & amortization	1,523	1,411
Adjusted EBITDA	$6,838	$5,137

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer and vacuum technologies for the Defense, Energy & Process, and Space industries. We design and manufacture custom-engineered vacuum, heat transfer, cryogenic pump and turbomachinery technologies. For the Defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, and thermal management systems. For the Energy & Process industries we supply equipment for vacuum, heat transfer and fluid transfer applications used in oil refining, downstream chemical facilities, fertilizers, ethylene, methanol, edible oil, food & beverage, pulp & paper, and multiple alternative energy applications such as hydrogen, small modular nuclear, concentrated solar, lithium extraction, and geothermal processes. For the Space industry, our equipment is used in propulsion, power and thermal management systems, and for life support systems.

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

Our corporate headquarters is located with our production facilities in Batavia, NY, where surface condensers and ejectors are designed, engineered, and manufactured for the Defense and Energy & Process industries. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, CO, designs, develops, manufactures, and sells specialty turbomachinery products for the Space, Aerospace, Cryogenic, Defense, and Energy markets. Our wholly-owned subsidiary, P3 Technologies, LLC ("P3"), located in Jupiter, FL is a custom turbomachinery engineering, product development, and manufacturing business that serves the Space, New Energy, Defense, and Medical industries. P3 is managed through BN and is highly complementary to BN's technology and enhances its turbomachinery solutions. We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad and Pune, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ends March 31, 2026, as fiscal 2026. Likewise, we refer to our fiscal year that ended March 31, 2025 and March 31, 2024 as fiscal 2025 and fiscal 2024, respectively.

Summary

Highlights for the three months ended June 30, 2025 include:

•
Net sales for the first quarter of fiscal 2026 were $55,487, up $5,536, or 11% compared with the first quarter of fiscal 2025 reflecting the strength of our diversified revenue base. The increase over the prior year was due to a $5,664 or 33% increase in sales to the Energy & Process industry due to the Chemical/Petrochemical and New Energy markets, as well as increased aftermarket sales. The increase in Chemical/Petrochemical sales was primarily due to a surface condenser order for a North American net-zero carbon emissions ethylene cracker received in June 2024, while the increase in New Energy sales was driven by increased sales to the hydrogen and small modular nuclear reactor ("SMR") markets. Aftermarket sales to the Energy & Process and Defense markets of $10,410 remained strong and represented a 33% increase over the fiscal 2025 first quarter.
•
Gross profit and margin for the first quarter of fiscal 2026 was $14,721 and 26.5%, respectively. The 170 basis point improvement in gross profit margin over the comparable period of fiscal 2025 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin aftermarket sales, and better execution and pricing on defense contracts. For the first quarter of fiscal 2026, the impact of tariffs was not material to our consolidated financial statements in comparison to the prior year. However, we still estimate the range of potential impact of increased tariffs for the full year to be between $2,000 to $5,000.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the first quarter of fiscal 2026 increased $559, or 6%, over the same period of fiscal 2025. This increase reflects the investments we are making in our operations, our employees, and our technology, as well as continued cost discipline as SG&A costs represented 17.7% of sales for the first quarter of fiscal 2026 compared to 18.6% in fiscal 2025. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During the first quarter of fiscal 2025 and 2026, we recorded $1,076 related to the BN Performance Bonus inclusive of applicable payroll taxes.

•
Net income and income per diluted share for the first quarter of fiscal 2026 were $4,595 and $0.42 per share, respectively, compared to net income and income per diluted share of $2,966 and $0.27 per share, respectively, for the first quarter of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2026 were $4,938 and $0.45 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $3,584 and $0.33 per share, respectively, for the first quarter of fiscal 2025, an increase of 38% and 36%, respectively. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the first quarter of fiscal 2026 were $125,898. As a result, backlog increased $70,525 during the quarter to $482,860 at June 30, 2025. Orders for the first quarter of fiscal 2026 included $86,500 of follow-on orders to support the U.S. Navy's Virginia Class Submarine program, and strong aftermarket orders for the Energy & Process and Defense markets, which increased 16% to $10,491 compared with the prior year. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size. For the first quarter of fiscal 2026, our book-to-bill ratio was 2.3x. For additional information on this key performance indicator see "Orders, Backlog, and Book-to-Bill Ratio" below.
•
In July 2025 we received a $25,500 follow-on order to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo, which we believe supports our position as a trusted supplier to the U.S. Navy and allied defense programs.
•
Cash and cash equivalents at June 30, 2025 were $10,753, compared with $21,577 at March 31, 2025. This decrease, as expected, was primarily due to cash used by operating activities of $2,259 and $7,004 of capital expenditures as we continue to invest in process improvement and longer-term growth opportunities. Cash flow used by operations during the fiscal 2026 first quarter was primarily driven by the payment of fiscal 2025 bonuses during the quarter, including the BN Performance Bonus of $4,300, partially offset by cash net income.
•
In February 2025, we announced a leadership change to provide for executive succession, strengthen our core leadership team, and support continued growth. As part of our established succession plan, CEO, Daniel J. Thoren transitioned to Executive Chairman and Strategic Advisor effective June 10, 2025. With this change, Jonathan W. Painter, Chairman of the Board of Directors, transitioned to Lead Independent Director. Additionally, Matthew J. Malone assumed the CEO role of Graham Corporation and Michael E. Dixon, assumed the role of Vice President of Graham Corporation and General Manager of BN in June 2025.

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

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including, but not limited to, those described in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for fiscal 2025 and elsewhere in the reports we file with the SEC. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Energy & Process - Our traditional Energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global Energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the Energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will likely lead to demand growth for fossil-based fuels that is less than the global growth rate. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional Energy markets will be outside the U.S., such as India and the Middle-East. Finally, over the last few years we have experienced an increase in our Energy & Process aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate. Although these orders remained strong in the first quarter of fiscal 2026, the recent decrease in oil prices combined with the economic uncertainty caused by the increase in tariffs may impact future order volumes.

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

The alternative and clean energy opportunities for our heat transfer, power production, and fluid transfer systems are expected to continue to grow. We assist in designing, developing, and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, lithium extraction, SMRs, bioenergy products, and geothermal power generation. As a result of increased energy demands driven by population growth, crypto-currency mining, and artificial intelligence ("AI") data centers, we have seen an increase in activity and orders related to SMRs which we expect to continue for the foreseeable future. We believe we are positioned to be a significant contributor as these markets continue to develop.

We intend to stay competitive in our traditional Energy & Process markets by investing in technology such as our NextGen™ steam ejector nozzle, which has been engineered to reduce steam consumption, lower operating costs, and increase system capacity, allowing refineries and process plants to enhance throughput while minimizing their carbon footprint. We estimate that the total market opportunity for our NextGen™ nozzle exceeds $50,000 over the next 5 to 10 years.

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

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the Defense market, which comprised 87% of our total backlog at June 30, 2025.

*Note: "FYE" refers to fiscal year ended March 31. For additional information on this key performance indicator see "Orders, Backlog, and Book-to-Bill Ratio" below.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Unaudited Condensed Consolidated ("Condensed Consolidated") Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2025	2024
Net sales	$55,487	$49,951
Gross profit	$14,721	$12,368
Gross profit margin	26.5%	24.8%
SG&A expenses	$9,833	$9,274
SG&A as a percent of sales	17.7%	18.6%
Net income	$4,595	$2,966
Income per diluted share	$0.42	$0.27

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended
	June 30,				Change
Market	2025	%	2024	%	$	%
Defense	$29,535	53%	$29,094	58%	$441	2%
Energy & Process	22,574	41%	16,910	34%	5,664	33%
Space	3,378	6%	3,947	8%	(569)	-14%
Net sales	$55,487	100%	$49,951	100%	$5,536	11%

Geographic Region
United States	$46,322	83%	$40,930	82%	$5,392	13%
International	9,165	17%	9,021	18%	144	2%
Net sales	$55,487	100%	$49,951	100%	$5,536	11%

Net sales for the first quarter of fiscal 2026 were $55,487, up $5,536, or 11% compared with the first quarter of fiscal 2025 reflecting the strength of our diversified revenue base. The increase over the prior year was due to a $5,664 or 33% increase in sales to the Energy & Process industry due to the Chemical/Petrochemical and New Energy markets, as well as increased aftermarket sales. The increase in Chemical/Petrochemical sales was primarily due to a surface condenser order for a North American net-zero carbon emissions ethylene cracker received in June 2024, while the increase in New Energy sales was driven by increased sales to the hydrogen and SMR markets. Aftermarket sales to the Energy & Process and Defense markets of $10,410 remained strong and represented a 33% increase over the fiscal 2025 first quarter. Defense and Space sales remained strong and were relatively consistent with the prior year.

Domestic sales as a percentage of net sales increased to 83% in the first quarter of fiscal 2026 compared with 82% in the first quarter of fiscal 2025. These sales were primarily to the U.S. Defense market, which represented 53% of net sales for the first quarter of fiscal 2026. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders, Backlog, and Book-to-Bill Ratio" below.

Gross profit and margin for the first quarter of fiscal 2026 was $14,721 and 26.5%, respectively. The 170 basis point improvement in gross profit margin over the comparable period of fiscal 2025 reflected increased leverage on fixed overhead costs due to the higher volume of sales discussed above, as well as an improved mix of sales related to higher margin aftermarket sales, and better execution and pricing on defense contracts.

For the first quarter of fiscal 2026, the impact of tariffs was not material to our consolidated financial statements in comparison to the prior year. However, we still estimate the range of potential impact of increased tariffs for the full year to be between $2,000 to $5,000.

Changes in SG&A expense, including amortization expense, for the three months ending June 30, 2025 versus the comparable prior year period is as follows:

Change Q1 FY26 vs. Q1 FY25
Personnel costs	$532
Performance-based compensation	309
Professional fees	155
Equity-based compensation	279
ERP implementation costs	(319)
All other	(397)
Total SG&A change	$559

The increase in SG&A expense reflects the investments we are making in our operations, our employees, and our technology, as well as continued cost discipline as SG&A costs represented 17.7% of sales for the first quarter of fiscal 2026 compared to 18.6% in fiscal 2025. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year. During the first quarter of fiscal 2025 and 2026, we recorded $1,076 related to the BN Performance Bonus inclusive of applicable payroll taxes. ERP implementation costs related to the new ERP system at our Batavia facility, which is expected to go live in the third quarter of fiscal 2026.

Net interest income for the first quarter of fiscal 2026 was $177 compared with $161 in the first quarter of fiscal 2025 primarily due to lower debt levels and higher cash balances.

Our effective tax rate in the first quarter of fiscal 2026 was 8.3%, compared with 10.0% in the first quarter of fiscal 2025. This decrease was primarily due to a higher discrete tax benefit recognized in the first quarter of fiscal 2026 related to the vesting of restricted stock awards and the Company's improved stock price in comparison to the prior year. Our expected effective tax rate for fiscal 2026 is 20% to 22%, as the impact of these discrete tax items on our effective tax rate will lessen over the course of the year.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBB"), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. We are currently analyzing the OBBB but do not anticipate a material impact to our consolidated financial statements or effective tax rate.

The net result of the above is that net income and income per diluted share for the first quarter of fiscal 2026 were $4,595 and $0.42 per share, respectively, compared to $2,966 and $0.27 per share, respectively, for the first quarter of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2026 were $4,938 and $0.45 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $3,584 and $0.33 per share, respectively, for the first quarter of fiscal 2025, an increase of 38% and 36%, respectively. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted net income before interest (income) expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted net income per diluted share are provided for informational purposes only and are not measures of financial performance under the U.S.'s generally accepted accounting principles ("GAAP").

Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, we excluded those charges and credits that are not directly related to our operating performance, and are not reflective of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income or net income per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income or net income per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted EBITDA is a basis for a significant portion of management's performance-based compensation.

Adjusted EBITDA excludes charges for depreciation, amortization, interest (income) expense, income taxes, acquisition related (income) expenses, equity-based compensation, ERP implementation costs, and other unusual/nonrecurring items. Adjusted net income and adjusted net income per diluted share exclude intangible amortization, acquisition related (income) expenses, ERP implementation costs, other unusual/nonrecurring items, and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended
	June 30,
	2025	2024
Net income	$4,595	$2,966
Acquisition & integration income, net	(76)	(93)
Equity-based compensation	532	344
ERP implementation costs	23	342
Net interest income	(177)	(161)
Income tax expense	418	328
Depreciation & amortization	1,523	1,411
Adjusted EBITDA(1)	$6,838	$5,137

Net Sales	55,487	49,951
Net income as a % of revenue	8.3%	5.9%
Adjusted EBITDA as a % of revenue	12.3%	10.3%

	Three Months Ended
	June 30,
	2025	2024
Net income	$4,595	$2,966
Acquisition & integration income, net	(76)	(93)
Amortization of intangible assets	499	554
ERP implementation costs	23	342
Tax impact of adjustments(1)	(103)	(185)
Adjusted net income	$4,938	$3,584

GAAP net income per diluted share	$0.42	$0.27
Adjusted net income per diluted share	$0.45	$0.33
Diluted weighted average common shares outstanding	11,033	10,958

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Acquisition and integration (income) expense, net are incremental costs that are directly related to and as a result of the P3 acquisition or the subsequent accounting for the contingent earn-out liability. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, project management) incurred in connection with the ERP system being implemented throughout our Batavia, NY facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2025	2025
Cash and cash equivalents	$10,753	$21,577
Working capital (1)	6,464	5,222
Working capital ratio(1)	1.1	1.0

(1) Working capital equals current assets minus current liabilities; Working capital ratio equals current assets divided by current liabilities.

Net cash used by operating activities for the first quarter of fiscal 2026 was $2,259, compared to cash provided by operations of $8,716 for the same period in fiscal 2025. Cash flow used by operations during the fiscal 2026 first quarter was primarily driven by the payment of fiscal 2025 bonuses during the quarter, including the BN Performance Bonus of $4,300, partially offset by cash net income.

Capital expenditures for the first quarter of fiscal 2026 were $7,004 compared to $2,978 for the comparable period in fiscal 2025. Capital expenditures for the first quarter of fiscal 2026 relate to machinery and equipment, buildings, and leasehold improvements to support our growth and productivity improvement initiatives and were primarily related to the following:

•
Construction of a new 30,000 square foot manufacturing facility to enhance and expand Defense production capabilities at our Batavia, NY facility, which is primarily being funded by a $13,500 strategic grant from one of our Defense customers. Construction of this facility was completed in July 2025.
•
Construction of a cryogenic propellant (LH2, LOX, LCH4) testing facility near P3 in Florida to support our customers and enhance our capabilities. Construction is expected to be completed in the third quarter of fiscal 2026.
•
Installation of new Radiographic Testing (“RT”) equipment to enhance and accelerate Defense production at our Batavia, NY facility, which is primarily being funded by a $2,200 strategic grant from one of our Defense customers. We intend to contribute an additional $1,400 towards this project for a total project cost of $3,600. This expansion is expected to be completed in the third quarter of fiscal 2026.

Capital expenditures for fiscal 2026 are expected to be between $15,000 and $18,000 of which approximately two-thirds is related to the completion of the initiatives discussed above. The remaining capital expenditures for fiscal 2026 are discretionary. We estimate that our maintenance capital spend is approximately $2,000 per year. However, for the next several years we expect capital expenditures to be approximately 7% to 10% of sales each year as we continue to invest in our business in order to support our long-term organic growth goals.

Cash and cash equivalents were $10,753 at June 30, 2025 compared with $21,577 at March 31, 2025, down $10,824 primarily due to cash used by operations and capital expenditures as discussed above. At June 30, 2025, approximately $3,844 of our cash and cash equivalents is used to secure our letters of credit and $4,370 of our cash is held by our China and India subsidiaries.

On October 13, 2023, we entered into a five-year revolving credit facility with Wells Fargo that provides a $50,000 line of credit (the "Revolving Credit Facility"). As of June 30, 2025, there were no borrowings and $5,746 letters of credit outstanding on the Revolving Credit Facility and the amount available to borrow was $44,254, subject to interest and leverage covenants.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which requires us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of June 30, 2025, we were in compliance with the financial covenants of the Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the Revolving Credit Facility was 0.3x.

The Revolving Credit Facility contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the three months ended June 30, 2025 or during fiscal 2025 and we currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

We did not have any off-balance sheet arrangements as of June 30, 2025 and 2024, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under the Revolving Credit Facility, will be adequate to meet our cash needs for the immediate future.

Orders, Backlog, and Book-to-Bill Ratio

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

The book-to-bill ratio is an operational measure that management uses to track the growth prospects of the Company. The Company calculates the book-to-bill ratio for a given period as net orders divided by net sales. Over the long-term our goal is to have a book-to-bill ratio of 1.1x, which can vary significantly from quarter to quarter given the nature of our business.

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

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended
	June 30,				Change
Market	2025	%	2024	%	$	%
Defense	$106,690	85%	$28,617	51%	$78,073	273%
Energy & Process	18,795	15%	25,796	46%	(7,001)	-27%
Space	413	0%	1,354	2%	(941)	-69%
Total orders	$125,898	100%	$55,767	100%	$70,131	126%

Geographic Region
United States	$122,492	97%	$36,467	65%	$86,025	236%
International	3,406	3%	19,300	35%	(15,894)	-82%
Total orders	$125,898	100%	$55,767	100%	$70,131	126%

Orders booked in the first quarter of fiscal 2026 were $125,898 or 227% of net sales for the quarter. Orders for the first quarter of fiscal 2026 included $86,500 of follow-on orders to support the U.S. Navy's Virginia Class Submarine program, and strong aftermarket orders for the Energy & Process and Defense markets, which increased 16% to $10,491 compared with the prior year. Orders for the first quarter of fiscal 2025 benefited from follow-on orders for the second option year of alternators and regulators for the MK48 Mod 7 Heavyweight Torpedo program, as well as an order for three surface condenser systems for the world's first net-zero carbon emissions integrated ethylene cracker and derivatives site located in North America. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size. For the first quarter of fiscal 2026, our book-to-bill ratio was 2.3x.

In July 2025 we received a $25,500 follow-on order to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo, which we believe supports our position as a trusted supplier to the U.S. Navy and allied defense programs.

Orders to the U.S. represented 97% of total orders for the first quarter of fiscal 2026 compared to 65% in the first quarter of the prior year. These orders were primarily to the defense market which represented 85% of orders and are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	June 30,		June 30,		Change
Market	2025	%	2024	%	$	%
Defense	$417,768	87%	$327,827	83%	$89,941	27%
Energy & Process	51,975	11%	60,890	15%	(8,915)	-15%
Space	13,117	3%	8,058	2%	5,059	63%
Total backlog	$482,860	100%	$396,775	100%	$86,085	22%

Backlog was $482,860 at June 30, 2025, a 22% increase over the prior year period. We expect to recognize revenue on approximately 35% to 40% of the backlog within one year, 25% to 30% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

Based upon the results for the first quarter of fiscal 2026, as well as our expectations for the remainder of the fiscal year, we are reiterating our full year fiscal 2026 guidance provided earlier this year as follows ($ in thousands):

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

As of June 30, 2025, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Critical Accounting Policies, Estimates, and Judgments

Our Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our Condensed Consolidated Financial Statements relate to labor hour estimates, total cost, and establishment of operational milestones, which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for business combinations and intangible assets. For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2026 were 17% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first three months of fiscal 2026 and fiscal 2025, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB, or India INR). For the first three months of fiscal 2026, foreign currency exchange rate fluctuations increased our cash balances by $53 primarily due to the weakening of the U.S. dollar relative to the Chinese RMB and India INR.

We have limited exposure to foreign currency purchases. In the first three months of fiscal 2026, our purchases in foreign currencies represented approximately 4% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of June 30, 2025 and March 31, 2025, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions, such as lower tariffs. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, tariffs, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain. International conflicts or other geopolitical events, including the on-going Russia and Ukraine war, the Israel-Hamas and Israel-Iran conflicts, and recent trade-related actions, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, increased tariffs, and heightened inflation. Further escalation of tariffs or geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. We estimate that the impact of increased tariffs over the prior year will be approximately $2,000 to $5,000 in fiscal 2026.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our Revolving Credit Facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of June 30, 2025, we had no variable rate debt outstanding on our Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part 1 – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer

None.

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the three months ended June 30, 2025 or during fiscal 2025 and we currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

#	10.1

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2026, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2025.

#	10.2

Graham Corporation Annual Executive Cash Bonus Program in effect for Company’s named executive officers for the fiscal year ending March 31, 2026, is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 6, 2025.

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

Date: August 5, 2025