Form 10-Q
period 2025-09-30
GRAHAM CORP
filed 2025-11-07
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 6, 2025, there were outstanding 10,987,954 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2025 and March 31, 2025 and for the three and six months ended September 30, 2025 and 2024

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$66,027	$53,563	$121,514	$103,514
Cost of products sold	51,721	40,764	92,487	78,347
Gross profit	14,306	12,799	29,027	25,167
Other operating expenses and income:
Selling, general and administrative	9,789	8,723	19,186	17,561
Selling, general and administrative – amortization	437	437	873	873
Other operating income	(191)	(596)	(267)	(726)
Operating income	4,271	4,235	9,235	7,459
Other expense, net	116	91	244	182
Interest income, net	(68)	(153)	(245)	(314)
Income before provision for income taxes	4,223	4,297	9,236	7,591
Provision for income taxes	1,133	1,016	1,551	1,344
Net income	$3,090	$3,281	$7,685	$6,247
Per share data
Basic:
Net income	$0.28	$0.30	$0.70	$0.57
Diluted:
Net income	$0.28	$0.30	$0.69	$0.57
Weighted average common shares outstanding:
Basic	10,985	10,887	10,956	10,875
Diluted	11,135	11,024	11,083	10,995

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$3,090	$3,281	$7,685	$6,247
Other comprehensive (expense) income:
Foreign currency translation adjustment	(56)	131	(6)	103
Defined benefit pension and other postretirement plans net of income tax expense of $49 and $45 for the three months ended September 30, 2025 and 2024, respectively, and $97 and $90 for the six months ended September 30, 2025 and 2024, respectively	161	150	323	300
Total other comprehensive income	105	281	317	403
Total comprehensive income	$3,195	$3,562	$8,002	$6,650

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,579	$21,577
Trade accounts receivable, net of allowances ($1,068 and $630 at September 30 and March 31, 2025, respectively)	42,136	35,507
Unbilled revenue	50,113	38,494
Inventories	42,428	40,025
Prepaid expenses and other current assets	4,010	4,249
Income taxes receivable	182	1,520
Total current assets	159,448	141,372
Property, plant and equipment, net	56,547	50,649
Prepaid pension asset	6,020	5,950
Operating lease assets	5,859	6,386
Goodwill	25,520	25,520
Customer relationships, net	12,589	13,159
Technology and technical know-how, net	9,933	10,310
Tradenames, net	6,808	6,858
Deferred income tax asset	1,442	1,502
Other assets	2,824	2,404
Total assets	$286,990	$264,110
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$22	$21
Accounts payable	26,888	27,309
Accrued compensation	14,775	19,161
Accrued expenses and other current liabilities	3,865	4,322
Customer deposits	104,918	84,062
Operating lease liabilities	1,386	1,275
Income taxes payable	90	—
Total current liabilities	151,944	136,150
Finance lease obligations	32	44
Operating lease liabilities	4,890	5,514
Deferred income tax liability	164	—
Accrued pension and postretirement benefit liabilities	1,191	1,192
Other long-term liabilities	1,179	1,633
Total liabilities	159,400	144,533
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,162 and 11,077 shares issued and 10,988 and 10,903 shares outstanding at September 30 and March 31, 2025, respectively	1,116	1,107
Capital in excess of par value	34,618	34,616
Retained earnings	101,914	94,229
Accumulated other comprehensive loss	(6,670)	(6,987)
Treasury stock (174 shares at September 30 and March 31, 2025)	(3,388)	(3,388)
Total stockholders’ equity	127,590	119,577
Total liabilities and stockholders’ equity	$286,990	$264,110

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$7,685	$6,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,171	1,721
Amortization of intangible assets	997	1,109
Bad debt reserves	400	—
Amortization of actuarial losses	420	391
Equity-based compensation expense	1,085	778
Gain on disposal or sale of property, plant and equipment	1	—
Change in fair value of contingent consideration	(267)	(726)
Deferred income taxes	191	2
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	(7,104)	15,387
Unbilled revenue	(11,639)	(12,746)
Inventories	(2,400)	1,886
Prepaid expenses and other current and non-current assets	(377)	(1,738)
Income taxes receivable	1,243	(124)
Operating lease assets	664	643
Prepaid pension asset	(70)	(117)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	2,699	1,505
Accrued compensation, accrued expenses and other current and non-current liabilities	(4,667)	(4,801)
Customer deposits	20,853	14,485
Income taxes payable	90	(634)
Operating lease liabilities	(650)	(623)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	(1)	4
Net cash provided by operating activities	11,324	22,649
Investing activities:
Purchase of property, plant and equipment	(11,148)	(6,464)
Acquisition of P3 Technologies, LLC	—	(170)
Net cash used by investing activities	(11,148)	(6,634)
Financing activities:
Borrowings of debt obligations	8,000	—
Principal repayments on debt	(8,000)	—
Repayments on financing lease obligations	(165)	(157)
Issuance of common stock	458	334
Tax withholdings related to net share settlements of restricted stock units and awards	(1,532)	(854)
Net cash used by financing activities	(1,239)	(677)
Effect of exchange rate changes on cash	65	41
Net (decrease) increase in cash and cash equivalents	(998)	15,379
Cash and cash equivalents at beginning of period	21,577	16,939
Cash and cash equivalents at end of period	$20,579	$32,318

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2025	11,077	$1,107	$34,616	$94,229	$(6,987)	$(3,388)	$119,577
Comprehensive income				4,595	212		4,807
Stock awards vested	73	7	(1,539)				(1,532)
Recognition of equity-based compensation expense			532				532
Balance at June 30, 2025	11,150	$1,114	$33,609	$98,824	$(6,775)	$(3,388)	$123,384
Comprehensive income				3,090	105		3,195
Issuance of shares	12	2	456				458
Recognition of equity-based compensation expense			553				553
Balance at September 30, 2025	11,162	$1,116	$34,618	$101,914	$(6,670)	$(3,388)	$127,590

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566
Comprehensive income				2,966	122		3,088
Stock awards vested	50	5	(5)				—
Recognition of equity-based compensation expense			344				344
Tax withholdings related to settlements of restricted stock						(810)	(810)
Balance at June 30, 2024	11,043	$1,104	$32,354	$84,965	$(6,891)	$(3,344)	$108,188
Comprehensive income				3,281	281		3,562
Issuance of shares	21	2	332				334
Recognition of equity-based compensation expense			434				434
Tax withholdings related to settlements of restricted stock						(44)	(44)
Balance at September 30, 2024	11,064	$1,106	$33,120	$88,246	$(6,610)	$(3,388)	$112,474

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Unaudited Condensed Consolidated ("Condensed Consolidated") Financial Statements include its wholly-owned subsidiaries located in Arvada, Colorado, Jupiter, Florida, Suzhou, China and Ahmedabad, India at September 30 and March 31, 2025. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2025 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2025. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 ("fiscal 2025"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements. The Company reviewed and evaluated subsequent events through the issuance date of the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2026 ("fiscal 2026").

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Market	2025	2024	2025	2024
Defense	$40,750	$30,897	$70,285	$59,991
Energy & Process	21,278	19,250	43,852	36,160
Space	3,999	3,416	7,377	7,363
Net sales	$66,027	$53,563	$121,514	$103,514

Geographic Region
Asia	$4,452	$4,274	$7,735	$9,576
Canada	3,617	1,665	7,127	2,661
Middle East	1,770	794	3,116	1,777
South America	58	314	451	369
U.S.	55,098	45,460	101,420	86,390
All other	1,032	1,056	1,665	2,741
Net sales	$66,027	$53,563	$121,514	$103,514

A performance obligation represents a promise in a contract to provide a distinct good or service to a customer. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferred products. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the performance obligation is satisfied. In certain cases, the Company may separate a contract into more than one performance obligation, while in other cases, several products may be part of a fully integrated solution and are bundled into a single performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods underlying each performance obligation. The Company has made an accounting policy election to exclude from the measurement of the contract price all taxes assessed by government authorities that are collected by the Company from its customers. The Company does not adjust the contract price for the effects of a financing component if the Company expects, at contract inception, that the period between when a product is transferred to a customer and when the customer pays for the product will be one year or less. Shipping and handling fees billed to the customer are recorded in revenue and the related costs incurred for shipping and handling are included in cost of products sold.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue recognized over time	83%	79%	82%	80%
Revenue recognized at shipment	17%	21%	18%	20%

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2025	March 31, 2025	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue - contract assets	$50,113	$38,494	$11,619	$61,093	$(49,474)
Customer deposits - contract liabilities	(104,918)	(84,062)	(20,856)	38,993	(59,849)
Net contract (liabilities) assets	$(54,805)	$(45,568)	$(9,237)

Contract liabilities at September 30 and March 31, 2025 include $10,948 and $12,315, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at September 30, and March 31, 2025, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $1,563 and $1,999 at September 30, and March 31, 2025, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of September 30, 2025, the Company had remaining unsatisfied performance obligations of $500,072. The Company expects to recognize revenue on approximately 35% to 40% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 3 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	September 30,	March 31,
	2025	2025
Raw materials and supplies	$6,195	$5,859
Work in process	34,673	32,579
Finished products	1,560	1,587
Total	$42,428	$40,025

NOTE 4 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,611	$12,589
Technology and technical know-how	10 - 20 years	12,600	2,667	9,933
Tradename	3 years	300	192	108
		$29,100	$6,470	$22,630

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,041	$13,159
Technology and technical know-how	10 - 20 years	12,600	2,290	10,310
Backlog	4 years	3,900	3,900	—
Tradename	3 years	300	142	158
		$33,000	$9,373	$23,627

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

Intangible amortization was $498 and $555 for the three months ended September 30, 2025 and 2024, respectively, and $997 and $1,109 for the six months ended September 30, 2025 and 2024, respectively. The estimated annual future amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2026	$998
2027	1,953
2028	1,895
2029	1,895
2030	1,895
2031 and thereafter	13,994
Total intangible amortization	$22,630

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

One, time vesting restricted stock units ("RSUs") and no performance based restricted stock units ("PSUs") were awarded in the three months ended September 30, 2025. No RSUs or PSUs were awarded during the three months ended September 30, 2024. The following restricted stock units were awarded in the six months ended September 30, 2025 and 2024:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Six months ended September 30,	Directors	Key Employees	Key Employees	Awarded
2025
Time Vesting RSUs	11	17	—	28
Performance Vesting PSUs	—	—	42	42
2024
Time Vesting RSUs	18	29	8	55
Performance Vesting PSUs	—	—	62	62

(1)Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of September 30, 2025, a total of 88 shares of common stock remain available to be purchased under the ESPP.

The Company has recognized equity-based compensation costs, which is primarily included in selling, general and administrative costs, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted stock awards	$—	$6	$—	$33
Restricted stock units	517	394	1,006	682
Employee stock purchase plan	36	34	79	63
	$553	$434	$1,085	$778

Income tax benefit recognized	$127	$100	$248	$179

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic income per share
Numerator:
Net income	$3,090	$3,281	$7,685	$6,247
Denominator:
Weighted average common shares outstanding	10,985	10,887	10,956	10,875
Basic income per share	$0.28	$0.30	$0.70	$0.57

Diluted income per share
Numerator:
Net income	$3,090	$3,281	$7,685	$6,247
Denominator:
Weighted average common shares outstanding	10,985	10,887	10,956	10,875
Restricted stock units outstanding	150	137	127	120
Weighted average common and potential common shares outstanding	11,135	11,024	11,083	10,995
Diluted income per share	$0.28	$0.30	$0.69	$0.57

NOTE 7 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$731	$702	$786	$806
Expense for product warranties	20	25	18	48
Product warranty claims paid	(14)	(90)	(67)	(217)
Balance at end of period	$737	$637	$737	$637

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	For the Six Months Ended
	September 30,
	2025	2024
Interest paid	$117	$124
Income taxes paid	27	2,073
Capital purchases recorded in accounts payable	873	513

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

As of September 30, 2025, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company previously entered into operating leases with companies in which our Executive Chairman holds a majority interest, including two building lease agreements and two equipment lease agreements in Arvada, Colorado. In connection with such leases and rental agreements, the Company made fixed minimum lease payments to the lessor of $254 and $247 during the three months ended September 30, 2025 and 2024, respectively, and $506 and $494 during the six months ended September 30, 2025 and 2024, respectively. The Company is obligated to make payments of $505 during the remainder of fiscal 2026. Future fixed minimum lease payments under these leases as of September 30, 2025 are $4,292.

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

There was no liability for unrecognized tax benefits at either September 30, 2025 or March 31, 2025.

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

The Company's effective tax rate for the second quarter of fiscal 2026 was 27%, compared with 24% in the second quarter of fiscal 2025. The effective tax rate for the first six months of fiscal 2026 was 17%, compared with 18% for the first six months of fiscal 2025. The increase in our effective tax rate for the second quarter of fiscal 2026 was primarily due to the enactment of the One Big Beautiful Bill Act ("OBBB") on July 4, 2025. The decrease in our effective tax rate for the six month period of fiscal 2026 was primarily due to a higher discrete tax benefit recognized in the first quarter of fiscal 2026 related to the vesting of restricted stock awards and the Company's improved stock price over the last year.

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three and six months ended September 30, 2025 and 2024 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2025	$(6,671)	$(316)	$(6,987)
Other comprehensive income before reclassifications	—	50	50
Amounts reclassified from accumulated other comprehensive loss	162	—	162
Net current-period other comprehensive income	162	50	212
Balance at June 30, 2025	(6,509)	(266)	(6,775)
Other comprehensive loss before reclassifications	—	(56)	(56)
Amounts reclassified from accumulated other comprehensive loss	161	—	161
Net current-period other comprehensive income (loss)	161	(56)	105
Balance at September 30, 2025	$(6,348)	$(322)	$(6,670)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2024	$(6,776)	$(237)	$(7,013)
Other comprehensive loss before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income (loss)	150	(28)	122
Balance at June 30, 2024	(6,626)	(265)	(6,891)
Other comprehensive income before reclassifications	—	131	131
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income	150	131	281
Balance at September 30, 2024	$(6,476)	$(134)	$(6,610)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2025 and 2024 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	September 30,
	2025		2024
Pension and other postretirement benefit items:
Amortization of actuarial loss	$210	(1)	$195	(1)	Income before provision for income taxes
Tax effect	49		45		Provision for income taxes
	$161		$150		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Six Months Ended
	September 30,
	2025		2024
Pension and other postretirement benefit items:
Amortization of actuarial loss	$420	(1)	$390	(1)	Income before provision for income taxes
Tax effect	97		90		Provision for income taxes
	$323		$300		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 12 – DEBT:

On October 13, 2023, the Company entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $50,000 line of credit (the "Revolving Credit Facility"). The Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of September 30, 2025, there was $0 borrowed and $5,319 letters of credit outstanding on the Revolving Credit Facility.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of September 30, 2025, the Company was in compliance with the financial covenants of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum or (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio. As of September 30, 2025, the SOFR rate was 4.24%.

The Company is required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum. Any outstanding letters of credit issued under the Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for term SOFR loans. As of September 30, 2025, the amount available under the Revolving Credit Facility was $44,681, subject to the interest and leverage covenants.

As of September 30, 2025, $3,028 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of September 30, 2025, $239 letters of credit are outstanding with Axis Bank and are cash secured. Additionally, we have a 20,000

RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $532 letters of credit outstanding as of September 30, 2025. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum.

Total letters of credit outstanding as of September 30, 2025 and March 31, 2025 were $9,118 and $10,997, respectively.

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

The following table provides our results as a reconciliation from consolidated Net income to our consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$3,090	$3,281	$7,685	$6,247
Acquisition & integration income, net	(87)	(587)	(163)	(680)
Equity-based compensation	553	434	1,085	778
ERP implementation costs	29	205	52	547
Net interest income	(68)	(153)	(245)	(314)
Income tax expense	1,133	1,016	1,551	1,344
Depreciation & amortization	1,645	1,419	3,168	2,830
Adjusted EBITDA	$6,295	$5,615	$13,133	$10,752

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

NOTE 15 – SUBSEQUENT EVENT:

On October 20, 2025, the Company announced the acquisition of certain specified assets of Xdot Bearing Technologies (“Xdot”), a specialized consulting, design, and engineering firm focused on foil bearing technology. Xdot will be integrated into the BN business. Xdot has annual sales of approximately $1,000 and the purchase price for the acquisition, including potential earnout payments, was $1,500.

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

Our corporate headquarters is co-located with our production facilities in Batavia, NY, where surface condensers and ejectors are designed, engineered, and manufactured for the Defense and Energy & Process industries. Our wholly-owned subsidiary, Barber-Nichols, LLC ("BN"), based in Arvada, CO, designs, develops, manufactures, and sells specialty turbomachinery products for the Space, Aerospace, Cryogenic, Defense, and Energy markets. Our wholly-owned subsidiary, P3 Technologies, LLC ("P3"), located in Jupiter, FL, is a custom turbomachinery engineering, product development, and manufacturing business that serves the Space, New Energy, Defense, and Medical industries. P3 is managed through BN and is highly complementary to BN's technology and enhances its turbomachinery solutions. We also have wholly-owned foreign subsidiaries, Graham Vacuum and Heat Transfer Technology Co., Ltd. ("GVHTT"), located in Suzhou, China and Graham India Private Limited ("GIPL"), located in Ahmedabad and Pune, India. GVHTT provides sales and engineering support for us throughout Southeast Asia. GIPL provides sales and engineering support for us in India and the Middle East.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ends March 31, 2026, as fiscal 2026. Likewise, we refer to our fiscal year that ended March 31, 2025 and March 31, 2024 as fiscal 2025 and fiscal 2024, respectively.

Summary

Highlights for the three months ended September 30, 2025 include:

•
Net sales for the second quarter of fiscal 2026 were $66,027, up $12,464, or 23% compared with the second quarter of fiscal 2025 reflecting the strength of our diversified revenue base. The increase was across all our principle markets including a $9,853 or 32% increase in sales to the defense industry, primarily due to the timing of project milestones (material receipts), as well as new programs and growth in existing programs. Net sales for the quarter for the Energy & Process markets increased $2,028 or 11%, driven by increased sales in China and larger capital projects, partially offset by lower sales in India, all due to project timing. Aftermarket sales to the Energy & Process and Defense markets of $9,820 were consistent with the prior year record levels.
•
Gross profit for the second quarter of fiscal 2026 was 14,306, up $1,507 or 12% compared with the second quarter of fiscal 2025 primarily due to the increase in net sales discussed above partially offset by a 220 basis point decline in gross profit margin to 21.7%. This decrease in gross profit margin reflects the mix of sales during the second quarter of fiscal 2026, and in particular, an extraordinary high level of material receipts which carry a lower profit margin. For the first six months of fiscal 2026, we estimate the impact of tariffs on our consolidated financial statements to be approximately $1,000 compared to the prior year. We estimate the range of potential impact of increased tariffs for the full year will be between $2,000 and $4,000. Additionally, second quarter and the first six months of fiscal 2025 gross profit benefited $435 and $915, respectively, from a grant received in the prior year from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia, which did not repeat in the current year.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the second quarter of fiscal 2026 increased $1,066 over the same period of fiscal 2025 and reflects the investments we are making in our operations, our employees, and our technology, as well as higher performance-based compensation due to our increased profitability and increased bad debt reserves related to a non-U.S. customer. SG&A costs represented 15.5% of sales for the second quarter of fiscal 2026 compared to 17.1% in fiscal 2025. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus).

•
Net income and income per diluted share for the second quarter of fiscal 2026 were $3,090 and $0.28, respectively, compared with net income and income per diluted share of $3,281 and $0.30, respectively, for the second quarter of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2026 were $3,429 and $0.31, respectively, compared with adjusted net income and adjusted net income per diluted share of $3,414 and $0.31, respectively, for the second quarter of fiscal 2025. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the second quarter of fiscal 2026 increased to $83,200 compared with $63,678 in the second quarter of fiscal 2025. As a result, backlog reached a record $500,072 at September 30, 2025, compared with $412,335 and $407,009 at March 31, 2025 and September 30, 2024, respectively. The increase in orders was across all our principle markets and included a $25,500 follow-on order to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo, as well as orders for advanced turbomachinery and precision-engineered components from industry leading Space/Aerospace customers. Aftermarket orders for the Energy & Process and Defense markets for the second quarter of fiscal 2026 decreased 25% to $9,550 from the record levels of the prior year but still remain strong. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size. For the second quarter of fiscal 2026, our book-to-bill ratio was 1.3x above our annual goal of 1.1x. For more information on these key performance indicators see "Orders, Backlog, and Book-to-Bill Ratio" below.
•
Cash and cash equivalents at September 30, 2025 were $20,579, compared with $21,577 at March 31, 2025. Cash provided by operating activities for the first six months of fiscal 2026 of $11,326 was offset by capital expenditures of $11,148 as we continue to invest in process improvement and longer-term growth opportunities. As of September 30, 2025 we had no debt outstanding. For more information see "Liquidity and Capital Resources" below.
•
On October 20, 2025, we announced the acquisition of certain specified assets of Xdot Bearing Technologies (“Xdot”), a specialized consulting, design, and engineering firm focused on foil bearing technology. Xdot will be integrated into the BN business, reinforcing its leadership in engineered solutions that support critical missions and the energy transition. By combining Xdot’s foil bearing technology with BN’s turbomachinery expertise, we expect to significantly expand our ability to design and deliver high-speed rotating machines into new markets and applications. Xdot has annual sales of approximately $1,000 and is expected to be slightly accretive to our fiscal year 2026 GAAP net income. The purchase price for the acquisition, including potential earnout payments, was $1,500.

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

Defense - Demand for our equipment and systems for the Defense industry is expected to remain strong and continue to expand, based on Defense budget plans, accelerated ship build schedules due to geopolitical tensions, and the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems that we provide solutions for. We also don't believe that changes made by the new U.S. presidential administration will materially impact our Defense business. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics, and power systems. We have built a leading position, and in most instances a sole source position, for certain systems and equipment for the Defense industry, which helps protect us from outside competition.

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

The alternative and clean energy opportunities for our heat transfer, power production, and fluid transfer systems are expected to continue to grow. We assist in designing, developing, and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, lithium extraction, small modular reactors ("SMRs"), bio-energy products, and geothermal power generation. As a result of increased energy demands driven by population growth, crypto-currency mining, and artificial intelligence ("AI") data centers, we have seen an increase in activity and orders related to SMRs which we expect to continue for the foreseeable future. We believe we are positioned to be a significant contributor as these markets continue to develop.

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

Space - Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial Space/Aerospace markets. The commercial Space market has grown and evolved rapidly, and we provide full life-cycle support for rocket engine turbopump systems and components to many of the industry leading launch providers for satellites. We expect that in the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small, power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market. Sales and orders to the Space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. As a result, future revenue and growth in this market can be uncertain and may negatively impact our business.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market, which comprised 85% of our total backlog at September 30, 2025.

*Note: "FYE" refers to fiscal year ended March 31. For more information on these key performance indicators see "Orders, Backlog, and Book-to-Bill Ratio" below.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$66,027	$53,563	$121,514	$103,514
Gross profit	$14,306	$12,799	$29,027	$25,167
Gross profit margin	21.7%	23.9%	23.9%	24.3%
SG&A expenses	$10,226	$9,160	$20,059	$18,434
SG&A as a percent of sales	15.5%	17.1%	16.5%	17.8%
Net income	$3,090	$3,281	$7,685	$6,247
Income per diluted share	$0.28	$0.30	$0.69	$0.57

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

Second Quarter and First Six Months of Fiscal 2026 Compared with Second Quarter and First Six Months of Fiscal 2025

Net sales for the second quarter of fiscal 2026 were $66,027, up $12,464, or 23% compared with the second quarter of fiscal 2025 reflecting the strength of our diversified revenue base. The increase was across all our principle markets including a $9,853 or

32% increase in sales to the defense industry, primarily due to the timing of project milestones (material receipts), as well as new programs and growth in existing programs. Net sales for the quarter for the Energy & Process markets increased $2,028 or 11%, driven by increased sales in China and larger capital projects, partially offset by lower sales in India, all due to project timing. Aftermarket sales to the refining, chemical/petrochemical, and defense markets of $9,820 were consistent with the prior year record levels.

Domestic sales as a percentage of aggregate sales were 83% in the second quarter of fiscal 2026, comparable to the 85% in the second quarter of fiscal 2025, reflecting our continued presence in the defense industry, which is U.S. based. Sales for the three months ended September 30, 2025 were 62% to the Defense industry compared to 58% for the comparable quarter in fiscal 2025.

Net sales for the first six months of fiscal 2026 increased $18,000, or 17%, from the first six months of fiscal 2025. The increase was across all our principle markets including a $10,294 or 17% increase in sales to the defense industry, primarily due to the timing of project milestones (material receipts), as well as new programs and growth in existing programs. Net sales for the first six months for the Energy & Process markets increased $7,692 or 21%, driven by increased sales in China and larger capital projects, partially offset by lower sales in India, all due to project timing. Aftermarket sales to the Energy & Process and Defense markets of $20,230 were 15% higher than the prior year driven by continued strong demand and increased defense aftermarket sales.

Domestic sales as a percentage of aggregate sales were 83% for the first six months of fiscal 2026, comparable to the same period of fiscal 2025, reflecting our continued presence in the defense industry, which is U.S. based. Sales for the six months ended September 30, 2025 were 58% to the defense industry compared to 58% for the comparable period in fiscal 2025. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders and Backlog" below.

Gross profit and margin for the second quarter of fiscal 2026 was $14,306 and 21.7%, respectively. Gross profit and margin for the first six months of fiscal 2026 was $29,027 and 23.9%, respectively. The increase in gross profit over the prior year periods was primarily due to the increase in net sales discussed above partially offset a by decline in gross profit margin. This decrease in gross profit margin reflects the mix of sales during the first six months of fiscal 2026, and in particular, an extraordinary high level of material receipts which carry a lower profit margin. For the first six months of fiscal 2026, we estimate the impact of tariffs on our consolidated financial statements to be approximately $1,000 compared to the prior year. We estimate the range of potential impact of increased tariffs for the full year to be between $2,000 and $4,000. Additionally, second quarter and the first six months of fiscal 2025 gross profit benefited $435 and $915, respectively, from a grant received in the prior year from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia, which did not repeat in the current year.

Changes in SG&A expense, including amortization expense, for the three and six months ending September 30, 2025 versus the comparable prior year period is as follows:

	Change Q2 FY26 vs. Q2 FY25	Change YTD Q2 FY26 vs. YTD Q2 FY25
Personnel costs	$445	$1,067
Performance-based compensation	276	572
Professional fees	(321)	(148)
Equity based compensation	99	375
ERP implementation costs	(176)	(495)
Bad debt expense	400	400
All other	343	(146)
Total SG&A change	$1,066	$1,625

The increase in SG&A expense, including intangible amortization, reflects the investments we are making in our operations, our employees, and our technology, as well as higher performance-based compensation due to our increased profitability and increased bad debt reserves related to a non-U.S. customer. SG&A costs represented 16.5% of sales for the first six months of fiscal 2026 compared to 17.8% in the comparable period of fiscal 2025 as we continue to leverage our fixed overhead. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years 2024, 2025 and 2026, which can range between $2,000 and $4,000 per year. During the first six months of fiscal 2025 and 2026, we recorded $2,152 related to the BN Performance Bonus inclusive of applicable taxes.

Other operating income represents the change in fair value of the P3 contingent earn-out liability and was $191 and $267 for the three and six month periods ended September 30, 2025, respectively, versus $596 and $726 for the comparable prior year periods of fiscal 2025. The change in fair value was due to delayed orders/projects that extended beyond the earnout period.

Net interest income for the second quarter and first six months of fiscal 2026 was $68 and $245, respectively, compared to net interest income of $153 and $314 for the comparable periods of fiscal 2025, respectively. This decrease in net interest income was primarily due to lower cash balances and interest rates in comparison to the prior year.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBB"), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. The enactment of the OBBB in the second quarter of fiscal 2026 resulted in an increase to our expected effective tax rate for fiscal 2026 of approximately 200 basis points but is expected to result in approximately $8,000 in cash tax savings over the next two years due to the bonus depreciation provisions of the OBBB and changes to the research and development Section 174 rules. These cash tax savings are expected to more than offset the impact of the effective tax rate increase. For fiscal 2026, we still expect our effective tax rate to be between 20% and 22%, as the impact of higher than expected discrete tax items in the first quarter of fiscal 2026 offset the impact of the OBBB on our full year effective tax rate.

Our effective tax rate for the second quarter of fiscal 2026 was 27%, compared with 24% in the second quarter of fiscal 2025. Our effective tax rate for the first six months of fiscal 2026 was 17%, compared with 18% for the first six months of fiscal 2025. Our effective tax rate can vary significantly from quarter to quarter depending on the level of projected pre-tax income, the amount of projected income derived from our higher tax rate foreign subsidiaries, changes in tax laws, as well as the timing of discrete tax items, primarily related to the vesting of restricted stock awards. The increase in our effective tax rate for the second quarter of fiscal 2026 was primarily due to the enactment of the OBBB discussed above. The decrease in our effective tax rate for the six month period of fiscal 2026 was primarily due to a higher discrete tax benefit recognized in the first quarter of fiscal 2026 related to the vesting of restricted stock awards and the Company's improved stock price over the last year.

The result of the above is that net income and income per diluted share for the second quarter of fiscal 2026 were $3,090 and $0.28, respectively, compared with $3,281 and $0.30, respectively, for the second quarter of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2026 were $3,429 and $0.31, respectively, compared with adjusted net income and adjusted net income per diluted share of $3,414 and $0.31, respectively, for the second quarter of fiscal 2025. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Net income and income per diluted share for the first six months of fiscal 2026 were $7,685 and $0.69, respectively, compared with net income of $6,247 and $0.57, respectively, for the first six months of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the first six months of fiscal 2026 were $8,367 and $0.75, respectively, compared with net income of $6,999 and $0.64, respectively, for the first six months of fiscal 2025. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted net income before interest (income) expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted net income per diluted share are provided for informational purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP").

Management believes the presentation of these financial measures reflecting non-GAAP adjustments provides important supplemental information to investors and other users of our financial statements in evaluating the operating results of the Company. In particular, we exclude those charges and credits that are not directly related to our operating performance, and are not reflective of our underlying business particularly in light of their unpredictable nature. These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for net income or net income per diluted share determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. In addition, supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to net income or net income per diluted share determined in accordance with GAAP. Adjusted EBITDA, adjusted net income and adjusted net income per diluted share are key metrics used by management and our board of directors to assess the Company’s financial and operating performance and adjusted EBITDA is a basis for a significant portion of management's performance-based compensation.

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

A reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$3,090	$3,281	$7,685	$6,247
Acquisition & integration income, net	(87)	(587)	(163)	(680)
Equity-based compensation	553	434	1,085	778
ERP implementation costs	29	205	52	547
Net interest income	(68)	(153)	(245)	(314)
Income tax expense	1,133	1,016	1,551	1,344
Depreciation & amortization	1,645	1,419	3,168	2,830
Adjusted EBITDA	$6,295	$5,615	$13,133	$10,752

Net Sales	66,027	53,563	121,514	103,514
Net income as a % of revenue	4.7%	6.1%	6.3%	6.0%
Adjusted EBITDA as a % of revenue	9.5%	10.5%	10.8%	10.4%

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$3,090	$3,281	$7,685	$6,247
Acquisition & integration income, net	(87)	(587)	(163)	(680)
Amortization of intangible assets	498	555	997	1,109
ERP implementation costs	29	205	52	547
Tax impact of adjustments(1)	(101)	(40)	(204)	(224)
Adjusted net income	$3,429	$3,414	$8,367	$6,999

GAAP net income per diluted share	$0.28	$0.30	$0.69	$0.57
Adjusted net income per diluted share	$0.31	$0.31	$0.75	$0.64
Diluted weighted average common shares outstanding	11,135	11,024	11,083	10,995

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Acquisition and integration (income) costs, net are incremental costs that are directly related to and as a result of the P3 and Xdot acquisitions or the subsequent accounting for the related contingent earn-out liabilities. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented throughout our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2025	2025
Cash and cash equivalents	$20,579	$21,577
Working capital (1)	7,504	5,222
Working capital ratio(1)	1.0	1.0

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first six months of fiscal 2026 was $11,326 compared with $22,649 for the first six months of fiscal 2025. This decrease was a result of an increase in working capital, primarily due to the timing of collection of accounts receivable, partially offset by higher cash net income.

Capital expenditures for the first six months of fiscal 2025 was $11,148 compared to $6,464 for the comparable period in fiscal 2025. Capital expenditures for fiscal 2026 relate to machinery and equipment, as well as for buildings and leasehold improvements to support our growth and productivity improvement initiatives and were primarily related to the following:

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
•
Installation of advanced Radiographic Testing (“RT”) equipment to enhance and accelerate Defense production at our Batavia, NY facility, which is primarily being funded by a $2,200 strategic grant from one of our Defense customers. We intend to contribute an additional $1,400 towards this project for a total project cost of $3,600. This expansion is expected to be completed in the third quarter of fiscal 2026.
•
Investments in production capacity and capabilities at our Arvada, CO facility, including the addition of new CNC machining centers, a liquid nitrogen test stand, and supporting infrastructure to increase throughput and meet accelerating Space customer schedules.

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

Cash and cash equivalents were $20,579 at September 30, 2025 compared with $21,577 at March 31, 2025, a decrease of $998 primarily due to cash provided by operations of $11,326 which were used to fund capital expenditures of $11,148. At September 30, 2025, $3,267 of our cash and cash equivalents was used to secure our letters of credit and $3,706 of our cash was held by foreign subsidiaries.

On October 13, 2023, we entered into a five-year revolving credit facility with Wells Fargo that provides a $50,000 line of credit (the "Revolving Credit Facility"). As of September 30, 2025, there were no borrowings and $5,319 letters of credit outstanding on the Revolving Credit Facility and the amount available to borrow was $44,681, subject to interest and leverage covenants.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of September 30, 2025, we were in compliance with the financial covenants of the Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the Revolving Credit Facility was 0.3x.

The Revolving Credit Facility contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions, and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the six months ended September 30, 2025, or during fiscal 2025 and currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

We did not have any off-balance sheet arrangements as of September 30, 2025 and 2024, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations combined with the liquidity provided by available financing capacity under the Revolving Credit Facility, will be adequate to meet our cash needs for the immediate future.

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

The book-to-bill ratio is an operational measure that management uses to track the growth prospects of the Company. The Company calculates the book-to-bill ratio for a given period as net orders divided by net sales. Over the long-term our goal is to have a book-to-bill ratio of 1.1x, which can vary significantly from quarter to quarter given the nature of our business. Since fiscal 2020, our annual book-to-bill ratio has ranged from 0.9x to 1.4x, however, our quarterly book-to-bill ratio over that same time period has ranged from 0.5x to 2.8x.

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

Orders booked in the second quarter of fiscal 2026 were $83,200 or 1.3x net sales for the quarter. Orders booked for the first six months of fiscal 2026 were $209,098 or 1.7x net sales for the period. As a result, backlog increased $17,212 (4%) during the quarter and $87,837 (21%) for the first six months of fiscal 2026 to $500,072 at September 30, 2025. The increase in orders during the quarter was across all our principle markets and included a $25,500 follow-on order to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo, as well as orders for advanced turbomachinery and precision-engineered components from industry leading Space/Aerospace customers. Aftermarket orders for the Energy & Process and Defense markets for the second quarter of fiscal 2026 decreased 25% to $9,550 from the record levels of the prior year but still remain strong. In addition to the above, orders for the first six months of fiscal 2026 included $86,500 of follow-on orders to support the U.S. Navy's Virginia Class Submarine program, and strong aftermarket orders from the first quarter of fiscal 2026. Aftermarket orders for the Energy & Process and Defense markets for the first six months of fiscal 2026 decreased 8% in comparison to the prior year record levels.

Orders to the U.S. represented 97% of total orders for the first six months of fiscal 2026 compared to 74% for the prior year. These orders were primarily to the defense market which are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	September 30,		September 30,		Change
Market	2025	%	2024	%	$	%
Defense	$424,323	85%	$327,438	80%	$96,885	30%
Energy & Process	51,852	10%	61,391	15%	(9,539)	-16%
Space	23,897	5%	18,180	4%	5,717	31%
Total backlog	$500,072	100%	$407,009	100%	$93,063	23%

Backlog was at $500,072 at September 30, 2025, a 23% increase over the prior year period. We expect to recognize revenue on approximately 35% to 40% of the backlog within one year, 25% to 30% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following fiscal 2026 outlook, which includes the impact of the Xdot acquisition ($ in thousands):

Net Sales	$225,000 to $235,000
Gross Profit (1)	24.5% - 25.5% of sales
SG&A Expenses (Including Amortization)(2)	17.5% - 18.5% of sales
Tax Rate	20% to 22%
Adjusted EBITDA(1)(3)	$22,000 to $28,000
Capital Expenditures	$15,000 to $18,000

(1) Includes the estimated impact of increased tariffs over the prior year of approximately $2,000 to $4,000.
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

Our expectations for sales and profitability assume that we will be able to operate our production facilities at planned capacity, have access to our global supply chain including our subcontractors, do not experience any global disruptions, and experience no further impact from any other unforeseen events.

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

As of September 30, 2025, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Foreign Currency

International consolidated sales for the first six months of fiscal 2026 were 17% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first six months of fiscal 2026 and fiscal 2025, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first six months of fiscal 2026, foreign currency exchange rate fluctuations increased our cash balances by $65 primarily due to the weakening of the U.S. dollar.

We have limited exposure to foreign currency purchases. In the first six months of fiscal 2026, our purchases in foreign currencies represented approximately 4% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange rate agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange rate contracts were not used in the periods being reported in this Form 10-Q and as of September 30, 2025 and March 31, 2025, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions, such as lower tariffs. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, tariffs, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain. International conflicts or other geopolitical events, including the on-going Russia and Ukraine war, the Israel-Hamas and Israel-Iran conflicts, and recent trade-related actions, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, increased tariffs, and heightened inflation. Further escalation of tariffs or geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. For the first six months of fiscal 2026, we estimate the impact of tariffs on our consolidated financial statements to be approximately $1,000 compared to the prior year. We estimate the range of potential impact of increased tariffs for the full year will be between $2,000 to $4,000.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our Revolving Credit Facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of September 30, 2025, we had no variable rate debt outstanding on our Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer

None

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the six months ended September 30, 2025 or during fiscal 2025 and we currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

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

Date: November 7, 2025