Form 10-Q
period 2025-12-31
GRAHAM CORP
filed 2026-02-06
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Yes ☐ No ☒

As of February 5, 2026, there were outstanding 11,072,780 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of December 31, 2025 and March 31, 2025 and for the three and nine months ended December 31, 2025 and 2024

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$56,701	$47,037	$178,215	$150,551
Cost of products sold	43,232	35,351	135,719	113,698
Gross profit	13,469	11,686	42,496	36,853
Other operating expenses and income:
Selling, general and administrative	10,129	9,260	29,315	26,821
Selling, general and administrative – amortization	435	436	1,308	1,309
Other operating income	(219)	(220)	(486)	(946)
Operating income	3,124	2,210	12,359	9,669
Other expense, net	90	91	334	273
Interest income, net	(169)	(128)	(414)	(442)
Income before provision for income taxes	3,203	2,247	12,439	9,838
Provision for income taxes	358	659	1,909	2,003
Net income	$2,845	$1,588	$10,530	$7,835
Per share data
Basic:
Net income	$0.26	$0.15	$0.96	$0.72
Diluted:
Net income	$0.25	$0.14	$0.95	$0.71
Weighted average common shares outstanding:
Basic	10,988	10,890	10,967	10,880
Diluted	11,157	11,057	11,108	11,016

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$2,845	$1,588	$10,530	$7,835
Other comprehensive (expense) income:
Foreign currency translation adjustment	72	(208)	66	(105)
Defined benefit pension and other postretirement plans net of income tax expense of $48 and $45 for the three months ended December 31, 2025 and 2024, respectively, and $146 and $135 for the nine months ended December 31, 2025 and 2024, respectively	161	151	484	451
Total other comprehensive income	233	(57)	550	346
Total comprehensive income	$3,078	$1,531	$11,080	$8,181

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$22,254	$21,577
Trade accounts receivable, net of allowances ($360 and $630 at December 31 and March 31, 2025, respectively)	31,704	35,507
Unbilled revenue	57,823	38,494
Inventories	48,523	40,025
Prepaid expenses and other current assets	3,491	4,249
Income taxes receivable	19	1,520
Total current assets	163,814	141,372
Property, plant and equipment, net	57,321	50,649
Prepaid pension asset	6,055	5,950
Operating lease assets	5,587	6,386
Goodwill	26,181	25,520
Customer relationships, net	12,304	13,159
Technology and technical know-how, net	10,383	10,310
Tradenames, net	6,783	6,858
Deferred income tax asset	1,531	1,502
Other assets	2,968	2,404
Total assets	$292,927	$264,110
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$23	$21
Accounts payable	17,509	27,309
Accrued compensation	18,503	19,161
Accrued expenses and other current liabilities	4,530	4,322
Customer deposits	111,984	84,062
Operating lease liabilities	1,460	1,275
Income taxes payable	660	—
Total current liabilities	154,669	136,150
Finance lease obligations	27	44
Operating lease liabilities	4,544	5,514
Deferred income tax liability	74	—
Accrued pension and postretirement benefit liabilities	1,191	1,192
Other long-term liabilities	1,112	1,633
Total liabilities	161,617	144,533
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,162 and 11,077 shares issued and 10,988 and 10,903 shares outstanding at December 31 and March 31, 2025, respectively	1,116	1,107
Capital in excess of par value	35,260	34,616
Retained earnings	104,759	94,229
Accumulated other comprehensive loss	(6,437)	(6,987)
Treasury stock (174 shares at December 31 and March 31, 2025)	(3,388)	(3,388)
Total stockholders’ equity	131,310	119,577
Total liabilities and stockholders’ equity	$292,927	$264,110

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	December 31,
	2025	2024
Operating activities:
Net income	$10,530	$7,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,670	2,712
Amortization of intangible assets	1,507	1,663
Bad debt reserves	(369)	—
Amortization of actuarial losses	630	586
Equity-based compensation expense	1,727	1,204
Gain on disposal or sale of property, plant and equipment	(38)	—
Change in fair value of contingent consideration	(486)	(946)
Deferred income taxes	(39)	(91)
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	4,169	9,394
Unbilled revenue	(19,308)	(9,879)
Inventories	(8,474)	(5,628)
Prepaid expenses and other current and non-current assets	4	(1,665)
Income taxes receivable	1,501	(46)
Operating lease assets	1,011	965
Prepaid pension asset	(105)	(175)
Increase (decrease) in operating liabilities, net of acquisition:
Accounts payable	(6,690)	3,914
Accrued compensation, accrued expenses and other current and non-current liabilities	(551)	(1,380)
Customer deposits	27,830	21,000
Income taxes payable	562	(646)
Operating lease liabilities	(995)	(948)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	(2)	4
Net cash provided by operating activities	16,084	27,873
Investing activities:
Purchase of property, plant and equipment	(13,482)	(13,800)
Proceeds from disposal of property, plant and equipment	154	—
Acquisitions, net of cash acquired	(895)	(170)
Net cash used by investing activities	(14,223)	(13,970)
Financing activities:
Borrowings of debt obligations	8,000	—
Principal repayments on debt	(8,000)	—
Repayments on financing lease obligations	(251)	(237)
Issuance of common stock	458	334
Tax withholdings related to net share settlements of restricted stock units and awards	(1,532)	(854)
Net cash used by financing activities	(1,325)	(757)
Effect of exchange rate changes on cash	141	(39)
Net increase in cash and cash equivalents	677	13,107
Cash and cash equivalents at beginning of period	21,577	16,939
Cash and cash equivalents at end of period	$22,254	$30,046

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2025	11,077	$1,107	$34,616	$94,229	$(6,987)	$(3,388)	$119,577
Comprehensive income				4,595	212		4,807
Stock awards vested	73	7	(1,539)				(1,532)
Recognition of equity-based compensation expense			532				532
Balance at June 30, 2025	11,150	$1,114	$33,609	$98,824	$(6,775)	$(3,388)	$123,384
Comprehensive income				3,090	105		3,195
Issuance of shares	12	2	456				458
Recognition of equity-based compensation expense			553				553
Balance at September 30, 2025	11,162	$1,116	$34,618	$101,914	$(6,670)	$(3,388)	$127,590
Comprehensive income				2,845	233		3,078
Recognition of equity-based compensation expense			642				642
Balance at December 31, 2025	11,162	$1,116	$35,260	$104,759	$(6,437)	$(3,388)	$131,310

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2024	10,993	$1,099	$32,015	$81,999	$(7,013)	$(2,534)	$105,566
Comprehensive income				2,966	122		3,088
Stock awards vested	50	5	(5)				—
Recognition of equity-based compensation expense			344				344
Tax withholdings related to settlements of restricted stock						(810)	(810)
Balance at June 30, 2024	11,043	$1,104	$32,354	$84,965	$(6,891)	$(3,344)	$108,188
Comprehensive income				3,281	281		3,562
Issuance of shares	21	2	332				334
Recognition of equity-based compensation expense			434				434
Tax withholdings related to settlements of restricted stock						(44)	(44)
Balance at September 30, 2024	11,064	$1,106	$33,120	$88,246	$(6,610)	$(3,388)	$112,474
Comprehensive income (loss)				1,588	(57)		1,531
Recognition of equity-based compensation expense			426				426
Balance at December 31, 2024	11,064	$1,106	$33,546	$89,834	$(6,667)	$(3,388)	$114,431

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Condensed Consolidated Financial Statements include its wholly-owned subsidiaries located in Arvada, CO, Jupiter, FL, Suzhou, China and Ahmedabad and Pune, India at December 31 and March 31, 2025. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2025 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2025. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 ("fiscal 2025"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2026 ("fiscal 2026").

NOTE 2 – ACQUISITION:

On October 20, 2025, the Company completed its acquisition of Xdot Bearing Technologies ("Xdot"), a specialized consulting, design, and engineering firm focused on foil bearing technology. Xdot will be integrated into the Barber-Nichols ("BN") business. The purchase price of this transaction was $900, subject to certain potential adjustments including a customary working capital adjustment, and was funded with cash on hand. The purchase agreement included two potential cash contingent earn-outs to be paid on the first and second anniversary of the transaction dependent upon the achievement of certain qualitative milestones totaling $600. As of December 31, 2025, a $514 contingent earn-out liability was recorded. The Company preliminarily recorded goodwill in the amount of $661, as well as an intangible asset for technology and technical know-how in the amount of $650, which will be amortized over 10 years and is deductible for tax purposes. The sales and results of Xdot were immaterial to fiscal 2026. Acquisition related costs were $539 and $643 for the three and nine months ended December 31, 2025 in connection with the Company's acquisitions.

See Note 16 "Subsequent Events" for additional information regarding the Company's acquisition activity.

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

The following table presents the Company’s revenue disaggregated by product line and geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Market	2025	2024	2025	2024
Defense	$35,283	$27,023	$105,568	$87,014
Energy & Process	18,287	16,193	62,139	52,353
Space	3,131	3,821	10,508	11,184
Net sales	$56,701	$47,037	$178,215	$150,551

Geographic Region
Asia	$3,425	$2,275	$11,160	$11,851
Canada	2,744	2,441	9,871	5,102
Middle East	1,402	1,551	4,518	3,328
South America	141	495	592	864
U.S.	48,112	39,675	149,532	126,065
All other	877	600	2,542	3,341
Net sales	$56,701	$47,037	$178,215	$150,551

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenue recognized over time	79%	75%	81%	79%
Revenue recognized at shipment	21%	25%	19%	21%

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2025	March 31, 2025	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue - contract assets	$57,823	$38,494	$19,329	$93,028	$(73,699)
Customer deposits - contract liabilities	(111,984)	(84,062)	(27,922)	58,165	(86,087)
Net contract (liabilities) assets	$(54,161)	$(45,568)	$(8,593)

Contract liabilities at December 31, and March 31, 2025 include $7,506 and $12,315, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at December 31, and March 31, 2025, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,506 and $1,999 at December 31, and March 31, 2025, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of December 31, 2025, the Company had remaining unsatisfied performance obligations of $515,633. The Company expects to recognize revenue on approximately 35% to 40% of the remaining performance obligations within one year, 25% to 30% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method. Major classifications of inventories are as follows:

	December 31,	March 31,
	2025	2025
Raw materials and supplies	$5,818	$5,859
Work in process	40,147	32,579
Finished products	2,558	1,587
Total	$48,523	$40,025

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,896	$12,304
Technology and technical know-how	10 - 20 years	13,250	2,867	10,383
Tradename	3 years	300	217	83
		$29,750	$6,980	$22,770

Intangibles not subject to amortization:
Goodwill	Indefinite	$26,181	$—	$26,181
Tradename	Indefinite	6,700	—	6,700
		$32,881	$—	$32,881

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,041	$13,159
Technology and technical know-how	10 - 20 years	12,600	2,290	10,310
Backlog	4 years	3,900	3,900	—
Tradename	3 years	300	142	158
		$33,000	$9,373	$23,627

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

Intangible amortization was $510 and $554 for the three months ended December 31, 2025 and 2024, respectively, and $1,507 and $1,663 for the nine months ended December 31, 2025 and 2024, respectively. The estimated annual future amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2026	$515
2027	2,018
2028	1,960
2029	1,960
2030	1,960
2031 and thereafter	14,357
Total intangible amortization	$22,770

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

Five time vesting restricted stock units ("RSUs") and no performance based restricted stock units ("PSUs") were awarded in the three months ended December 31, 2025. No RSUs or PSUs were awarded in the three months ended December 31, 2024. The following restricted stock units were awarded in the nine months ended December 31, 2025 and 2024:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Nine months ended December 31,	Directors	Key Employees	Key Employees	Awarded
2025
Time Vesting RSUs	11	22	—	33
Performance Vesting PSUs	—	—	42	42
2024
Time Vesting RSUs	18	29	8	55
Performance Vesting PSUs	—	—	62	62

(1)Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of December 31, 2025, a total of 88 shares of common stock remain available to be purchased under the ESPP.

The Company has recognized equity-based compensation costs, which is primarily included in selling, general and administrative costs, as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Restricted stock awards	$—	$—	$—	$33
Restricted stock units	599	392	1,605	1,074
Employee stock purchase plan	43	34	122	97
	$642	$426	$1,727	$1,204

Income tax benefit recognized	$148	$98	$396	$277

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Basic income per share
Numerator:
Net income	$2,845	$1,588	$10,530	$7,835
Denominator:
Weighted average common shares outstanding	10,988	10,890	10,967	10,880
Basic income per share	$0.26	$0.15	$0.96	$0.72

Diluted income per share
Numerator:
Net income	$2,845	$1,588	$10,530	$7,835
Denominator:
Weighted average common shares outstanding	10,988	10,890	10,967	10,880
Restricted stock units outstanding	169	167	141	136
Weighted average common and potential common shares outstanding	11,157	11,057	11,108	11,016
Diluted income per share	$0.25	$0.14	$0.95	$0.71

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Balance at beginning of period	$737	$637	$786	$806
Expense for product warranties	144	151	162	199
Product warranty claims paid	(18)	(27)	(85)	(244)
Balance at end of period	$863	$761	$863	$761

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	For the Nine Months Ended
	December 31,
	2025	2024
Interest paid	$183	$243
Income taxes paid	117	2,826
Capital purchases recorded in accounts payable	855	1,587

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding its wholly-owned subsidiary Graham India Private Limited ("GIPL"). The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct was over a period of four years, was not deemed to be material, and was isolated to a few employees. All involved employees have been terminated or are no longer with the Company and the Company has implemented remedial actions, including strengthening its compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. The Company has voluntarily reported the findings of its investigation to the appropriate authorities in India, the U.S. Department of Justice, and the Securities and Exchange Commission and will continue to cooperate with those authorities. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to the Company’s overall consolidated results of operations, financial position, or cash flows.

As of December 31, 2025, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company has entered into operating leases with companies in which our Executive Chairman holds a majority interest for buildings, equipment, and storage units located in Arvada, Colorado. In connection with such leases and rental agreements, the Company made fixed minimum lease payments to the lessor of $256 and $248 during the three months ended December 31, 2025 and 2024, respectively, and $762 and $742 during the nine months ended December 31, 2025 and 2024, respectively. The Company is obligated to make payments of $256 during the remainder of fiscal 2026. Future fixed minimum lease payments under these leases as of December 31, 2025 are $4,039.

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

There was no liability for unrecognized tax benefits at either December 31, 2025 or March 31, 2025.

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

The Company's effective tax rate for the third quarter of fiscal 2026 was 11%, compared with 29% in the third quarter of fiscal 2025. The effective tax rate for the first nine months of fiscal 2026 was 15%, compared with 20% for the first nine months of fiscal 2025. The decrease in our effective tax rate for the third quarter of fiscal 2026 was primarily due to higher than expected research and development tax credits. The decrease in our effective tax rate for the nine month period of fiscal 2026 was primarily due to a higher discrete tax benefit recognized in the first quarter of fiscal 2026 related to the vesting of restricted stock awards and the Company's improved stock price over the last year and the higher than expected research and development tax credits recognized in the third quarter of fiscal 2026, partially offset by the impact of the enactment of the One Big Beautiful Bill Act ("OBBB") on July 4, 2025.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three and nine months ended December 31, 2025 and 2024 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2025	$(6,671)	$(316)	$(6,987)
Other comprehensive income before reclassifications	—	50	50
Amounts reclassified from accumulated other comprehensive loss	162	—	162
Net current-period other comprehensive income	162	50	212
Balance at June 30, 2025	(6,509)	(266)	(6,775)
Other comprehensive loss before reclassifications	—	(56)	(56)
Amounts reclassified from accumulated other comprehensive loss	161	—	161
Net current-period other comprehensive income (loss)	161	(56)	105
Balance at September 30, 2025	(6,348)	(322)	(6,670)
Other comprehensive income before reclassifications	—	72	72
Amounts reclassified from accumulated other comprehensive loss	161	—	161
Net current-period other comprehensive income	161	72	233
Balance at December 31, 2025	$(6,187)	$(250)	$(6,437)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2024	$(6,776)	$(237)	$(7,013)
Other comprehensive loss before reclassifications	—	(28)	(28)
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income (loss)	150	(28)	122
Balance at June 30, 2024	(6,626)	(265)	(6,891)
Other comprehensive income before reclassifications	—	131	131
Amounts reclassified from accumulated other comprehensive loss	150	—	150
Net current-period other comprehensive income	150	131	281
Balance at September 30, 2024	(6,476)	(134)	(6,610)
Other comprehensive loss before reclassifications	—	(208)	(208)
Amounts reclassified from accumulated other comprehensive loss	151	—	151
Net current-period other comprehensive income (loss)	151	(208)	(57)
Balance at December 31, 2024	$(6,325)	$(342)	$(6,667)

The reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended December 31, 2025 and 2024 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	December 31,
	2025		2024
Pension and other postretirement benefit items:
Amortization of actuarial loss	$210	(1)	$196	(1)	Income before provision for income taxes
Tax effect	49		45		Provision for income taxes
	$161		$151		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Nine Months Ended
	December 31,
	2025		2024
Pension and other postretirement benefit items:
Amortization of actuarial loss	$630	(1)	$586	(1)	Income before provision for income taxes
Tax effect	146		135		Provision for income taxes
	$484		$451		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 13 – DEBT:

On October 13, 2023, the Company entered into a five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $50,000 line of credit (the "Revolving Credit Facility"). The Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of December 31, 2025, there was $0 borrowed and $6,971 letters of credit outstanding on the Revolving Credit Facility.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of December 31, 2025, the Company was in compliance with the financial covenants of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum or (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio. As of December 31, 2025, the SOFR rate was 3.87%.

The Company is required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum. Any outstanding letters of credit issued under the Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for the SOFR loans. As of December 31, 2025, the amount available under the Revolving Credit Facility was $43,029, subject to the interest and leverage covenants.

As of December 31, 2025, $1,478 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of December 31, 2025, $236 letters of credit are outstanding with Axis Bank and are cash secured. Additionally, we have a 20,000

RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $542 letters of credit outstanding as of December 31, 2025. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum.

Total letters of credit outstanding as of December 31, 2025 and March 31, 2025 were $9,226 and $10,997, respectively.

See Note 16 "Subsequent Events" for additional information regarding the Company's debt.

NOTE 14 – SEGMENT INFORMATION:

The Company has one reporting segment as its operating segments meet the requirements for aggregation. The Company and its operating subsidiaries design and manufacture mission critical fluid, power, heat transfer, vacuum and advanced mixing technologies for the Defense, Energy & Process, and Space industries. The Company also services and sells spare parts for its equipment. The Company's chief operating decision maker ("CODM") has been identified as its Chief Executive Officer who evaluates performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by our CODM, management, our Board of Directors, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in our industry. In addition, our CODM believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to fund future capital expenditures in the business.

The following table provides our results as a reconciliation from consolidated Net income to our consolidated Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$2,845	$1,588	$10,530	$7,835
Acquisition & integration expense (income), net	320	(220)	157	(900)
Equity-based compensation	642	426	1,727	1,204
ERP implementation costs	39	157	91	704
Net interest income	(169)	(128)	(414)	(442)
Income tax expense	358	659	1,909	2,003
Depreciation & amortization	2,009	1,545	5,177	4,375
Adjusted EBITDA	$6,044	$4,027	$19,177	$14,779

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

NOTE 16 – SUBSEQUENT EVENTS:

On January 23, 2026, the Company acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively “FlackTek”), a provider of advanced mixing and material processing solutions. FlackTek's systems are sold to OEMs, research and development centers, defense laboratories, and industrial manufacturers serving adhesives, sealants, functional coatings, composites, electronics, and other advanced materials markets. FlackTek adds a product portfolio with a shared customer base and an installed footprint that extends across the full value chain, from upstream to downstream production and quality control. Its mixing systems are process-critical and market-agnostic, serving defense, energetics, oil & gas, food, battery, aerospace and space, medical, and other industrial applications where precision, repeatability, and consistency drive value.

FlackTek will operate as a wholly owned subsidiary of Graham Corporation, maintaining its headquarters in Louisville, CO with a satellite location in Greenville, SC, and will be integrated into Graham’s financial, compliance, and operational infrastructure. Under the terms of the transaction, the Company acquired 100% of the equity of FlackTek for a purchase price of $35,000, which was paid 85% in cash and 15% using 76 shares of Graham’s common stock, along with the potential to earn an additional $25,000 in future performance-based cash earnouts over four years beginning with fiscal 2027, based upon achieving progressively increasing adjusted EBITDA performance targets each year.

Simultaneous with the close of the FlackTek transaction, the Company amended its Revolving Credit Facility with Wells Fargo to increase the limit to $80,000, modify the definition of Consolidated Funded Indebtedness to limit the amount of contingent earn-out liability included to the amount expected to be paid in the next twelve months, as well as permit the incurrence or existence of indebtedness of GIPL arising from any letters of credit, bank guarantees or other similar obligations in a principal amount not to exceed $5,000 and certain other administrative amendments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer, vacuum, and advanced mixing technologies for the Defense, Energy & Process, and Space industries. For the Defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, thermal management, and advanced mixing systems. For the Energy & Process industries we supply equipment for vacuum, heat transfer, advanced mixing, and fluid transfer applications used in oil refining, downstream chemical facilities, fertilizers, ethylene, methanol, energetics, edible oil, food & beverage, pulp & paper, medical, and multiple alternative energy applications such as hydrogen, small modular nuclear, concentrated solar, lithium extraction, and geothermal processes. For the Space industry, our equipment is used in propulsion, power, thermal management, advanced mixing, and life support systems.

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

Our corporate headquarters is co-located with our production facilities in Batavia, NY, and we have wholly-owned subsidiaries in Arvada, CO, Jupiter, FL, Louisville, CO, and Greenville, SC and have sales and engineering offices in Houston, TX, Suzhou, China and Ahmedabad and Pune, India.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ends March 31, 2026, as fiscal 2026. Likewise, we refer to our fiscal year that ended March 31, 2025 and March 31, 2024 as fiscal 2025 and fiscal 2024, respectively.

Acquisitions

On October 20, 2025, we completed our acquisition of Xdot Bearing Technologies ("Xdot"), a specialized consulting, design, and engineering firm focused on foil bearing technology. Xdot will be integrated into Barber-Nichols, LLC ("BN"). We believe that combining Xdot's foil bearing technology with BN's turbomachinery expertise will significantly expand our ability to design and deliver high-speed rotating machines into new markets and applications. Xdot has annual sales of approximately $1,000 and is expected to be slightly accretive to our fiscal 2026 net income. The purchase price of this transaction was $900, subject to certain potential adjustments including a customary working capital adjustment, and was funded with cash on hand. The purchase agreement included two potential cash contingent earn-outs to be paid on the first and second anniversary of the transaction dependent upon the achievement of certain qualitative milestones totaling $600.

On January 23, 2026, we acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, “FlackTek”), a provider of advanced mixing and material processing solutions. FlackTek’s patented technology platform delivers highly repeatable, precision mixing with significantly faster cycle times, minimal entrained air, reduced downtime between batches, consistency in production, and reduced heat transfer compared to traditional bladed methods. FlackTek’s systems are used by a global customer base that includes leading OEMs, research and development centers, defense laboratories, and industrial manufacturers serving adhesives, sealants, functional coatings, composites, electronics, and other advanced materials markets. FlackTek adds a proven product portfolio with a shared customer base and an installed footprint that extends across the full value chain, from upstream to downstream production and quality control. Its mixing systems are process-critical and market-agnostic, serving defense, energetics, oil & gas, food, battery, aerospace and space, medical, and other industrial applications where precision, repeatability, and consistency drive value. With approximately $30,000 in annualized revenue, FlackTek has built a growing installed base that generates recurring demand for consumables, accessories, and services, enhancing revenue visibility and durability.

FlackTek will operate as a wholly owned subsidiary of Graham Corporation, maintaining its headquarters in Louisville, CO with a satellite location in Greenville, SC, and will be integrated into Graham’s financial, compliance, and operational infrastructure. Under the terms of the transaction, the Company acquired 100% of the equity of FlackTek for a purchase price of $35,000, which was paid 85% in cash and 15% using 76 shares of Graham’s common stock, along with the potential to earn an additional $25,000 in future performance-based cash earnouts over four years beginning with fiscal 2027, based upon achieving progressively increasing adjusted EBITDA performance targets each year.

Summary

Highlights for the three months ended December 31, 2025 include:

•
Net sales for the third quarter of fiscal 2026 were $56,701, up 21% compared with the third quarter of fiscal 2025, reflecting the strength of our diversified revenue base. This increase was across multiple markets including a 31% increase in sales to the Defense industry, primarily due to the timing of project milestones, as well as new programs and growth in existing programs. Sales to the Energy & Process market increased $2,094 or 13% over the prior year driven by Aftermarket sales, as well as continued momentum in our New Energy markets and in particular small modular reactors (“SMRs”). Aftermarket sales to the Energy & Process and Defense markets totaled $10,815 for the quarter, 11% above the prior year. Note that historically the third quarter of our fiscal year is our lowest revenue quarter due to the holidays and a higher level of vacation being taken by our direct labor force.
•
Gross profit for the third quarter of fiscal 2026 was $13,469, up $1,783 or 15% compared with the third quarter of fiscal 2025, primarily due to the increase in net sales discussed above, partially offset by a 100 basis point decline in gross profit margin to 23.8%. The decrease in gross profit margin reflects the mix of sales during the third quarter of fiscal 2026, and in particular, a high level of material receipts which carry a lower profit margin. For the first nine months of fiscal 2026, we estimate the impact of tariffs on our consolidated financial statements to be approximately $1,000 compared to the prior year. We estimate the range of potential impact of increased tariffs for the full year will be between an incremental $1,000 to $1,500 compared to the prior year. Additionally, the third quarter and the first nine months of fiscal 2025 gross profit benefited $255 and $1,460, respectively, from a grant received from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia which did not repeat in the current year.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the third quarter of fiscal 2026 increased $868 over the same period of fiscal 2025 and reflects the investments we are making in our operations, our employees, and our technology, higher acquisition and integration costs due to the Xdot and FlackTek acquisitions, as well as higher performance-based compensation due to our increased profitability, which was partially offset by a reversal of bad debt reserves as past due accounts were collected. SG&A costs represented 18.6% of sales for the third quarter of fiscal 2026 compared to 20.6% in fiscal 2025 as we continue to leverage our fixed overhead. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus). Performance-based compensation expense included in SG&A for the BN Performance Bonus, including applicable taxes, was $1,076 in the third quarter of fiscal 2026 and fiscal 2025.
•
Net income and income per diluted share for the third quarter of fiscal 2026 were $2,845 and $0.25, respectively, compared with net income and income per diluted share of $1,588 and $0.14, respectively, for the third quarter of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2026 were $3,514 and $0.31, respectively, compared with adjusted net income and adjusted net income per diluted share of $1,966 and $0.18, respectively, for the third quarter of fiscal 2025. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the third quarter of fiscal 2026 increased to $71,671 compared with $24,786 in the third quarter of fiscal 2025. As a result, backlog reached a record $515,633 at December 31,2025, compared with $412,335 and $384,701 at March 31, 2025 and December 31, 2024, respectively. Xdot added $509 to backlog, primarily in the Defense and Space markets. The increase in orders was primarily in the Defense and Space markets, which continue to exhibit strong tail-winds. Energy & Process orders were consistent with prior year levels, as strong demand in New Energy offset weaker Aftermarket orders. Total Aftermarket orders for the third quarter of fiscal 2026 decreased $5,151 to $7,963 from the record levels of the prior year. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and are larger in size. As of late we are seeing momentum in the small modular nuclear and cryogenics space, however the timing of large capital project orders in our traditional Energy & Process markets has pushed out due to lower gas prices and geopolitical uncertainty. For the third quarter of fiscal 2026, our book-to-bill ratio was 1.3x, above our annual goal of 1.1x. For more information on these key performance indicators see "Orders, Backlog, and Book-to-Bill Ratio" below.
•
Cash and cash equivalents at December 31, 2025 were $22,254, compared with $21,577 at March 31, 2025. Cash provided by operating activities for the first nine months of fiscal 2026 of $16,084 was partially offset by net capital expenditures of $13,328 as we continue to invest in process improvement and longer-term growth opportunities. As of December 31, 2025 we had no debt outstanding. For more information see "Liquidity and Capital Resources" below.

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

Current Market Conditions

We have updated our end market disclosures to better align with how management evaluates our business and product portfolio. As part of this change, revenue previously classified as Refining, Chemical/Petrochemical, and Other, which included New Energy product sales, will now be consolidated into one market, which has been renamed “Energy & Process.” The Defense and Space end market classifications remain unchanged. Prior period amounts have been updated to reflect this change.

Defense - Demand for our equipment and systems for the Defense industry is expected to remain strong and continue to expand, based on Defense budget plans, accelerated ship build schedules due to geopolitical tensions, and the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems that we provide solutions for. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in Department of Defense radar, laser, electronics, and power systems. We have built a leading position, and in most instances a sole source position, for certain systems and equipment for the Defense industry, which helps protect us from outside competition. We believe that we have become a strategic supplier to the Defense industry through our ability to provide quality products and meet our customers accelerated delivery schedules, which in turn may lead to awards for components on new programs, as well as additional content on the programs we already supply.

Energy & Process - Our traditional Energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global Energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the Energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will likely lead to demand growth for fossil-based fuels that is less than the global growth rate. Additionally, as of late we are seeing the timing of large capital project orders in our traditional Energy & Process markets being pushed out due to lower gas prices, tariffs, and geopolitical uncertainty, which has cause them to delay capital investment. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional Energy markets will be outside the U.S., such as India and the Middle-East. Finally, over the last few years we have experienced an increase in our Energy & Process Aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate.

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

We intend to stay competitive in our traditional Energy & Process markets by investing in technology. One example of this is our NextGen™ steam ejector nozzle, which has been engineered to reduce steam consumption, lower operating costs, and increase system capacity, allowing refineries and process plants to enhance throughput while minimizing their carbon footprint. We estimate that the total market opportunity for our NextGen™ nozzle exceeds $50,000 over the next 5 to 10 years.

Space - Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial Space/Aerospace markets. The commercial Space market has grown and evolved rapidly, and we provide full life-cycle support for rocket engine turbopump systems and components to many of the industry leading launch providers for satellites. We expect that over the long term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small, power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market. Sales and orders to the Space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. As a result, future revenue and growth in the space market can be uncertain due to high dependency on launch provider commercialization, timing, and success.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the defense market, which comprised 85% of our total backlog at December 31, 2025.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$56,701	$47,037	$178,215	$150,551
Gross profit	$13,469	$11,686	$42,496	$36,853
Gross profit margin	23.8%	24.8%	23.8%	24.5%
SG&A expenses	$10,564	$9,696	$30,623	$28,130
SG&A as a percent of sales	18.6%	20.6%	17.2%	18.7%
Net income	$2,845	$1,588	$10,530	$7,835
Income per diluted share	$0.25	$0.14	$0.95	$0.71

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

Third Quarter and First Nine Months of Fiscal 2026 Compared with Third Quarter and First Nine Months of Fiscal 2025

Net sales for the third quarter of fiscal 2026 were $56,701, up 21% compared with the third quarter of fiscal 2025, reflecting the strength of our diversified revenue base. This increase was across multiple markets including a 31% increase in sales to the Defense industry, primarily due to the timing of project milestones, as well as new programs and growth in existing programs. Sales to the Energy & Process market increased $2,094 or 13% over the prior year driven by Aftermarket sales, as well as continued momentum in our New Energy markets and in particular small modular reactors (“SMRs”). Aftermarket sales to the Energy & Process and Defense markets totaled $10,815 for the quarter, 11% above the prior year. Note that historically the third quarter of our fiscal year is our lowest revenue quarter due to the holidays and a higher level of vacation being taken by our direct labor force.

Domestic sales as a percentage of aggregate sales were 85% in the third quarter of fiscal 2026, comparable to the 84% in the third quarter of fiscal 2025, consistent with our increased Defense revenue, which is U.S. based. Sales for the three months ended December 31, 2025 were 62% to the defense industry compared to 57% for the comparable quarter in fiscal 2025.

Net sales for the first nine months of fiscal 2026 increased $27,664, or 18%, from the first nine months of fiscal 2025, reflecting the strength of our diversified revenue base. This increase was across multiple markets including a $18,554 or 21% increase in sales to the Defense industry, primarily due to the timing of project milestones (material receipts), as well as new programs and growth in exiting programs. Net sales for the first nine months of fiscal 2026 for the Energy & Process markets increased $9,786 or 19%, driven by increased sales in China and larger capital projects, partially offset by lower sales in India, all due to project timing. Additionally, Aftermarket sales to the Energy & Process and Defense markets of $28,757 for the first nine months of fiscal 2026 were 3% lower than the record levels of the prior year.

Domestic sales as a percentage of aggregate sales were 84% for the first nine months of fiscal 2026, comparable to the 84% for the same period of fiscal 2025, reflecting our continued presence in the defense industry, which is U.S. based. Sales for the nine months ended December 31, 2025 were 59% to the defense industry compared to 58% for the comparable quarter in fiscal 2025. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders, Backlog and Book-to-Bill Ratio" below.

Gross profit for the third quarter of fiscal 2026 was $13,469, up $1,783 or 15% compared with the third quarter of fiscal 2025, primarily due to the increase in net sales discussed above partially offset by a 100 basis point decline in gross profit margin to 23.8%. Gross profit for the first nine months of fiscal 2026 was $42,496, up $5,643 or 15% compared with the same period of fiscal 2025, primarily due to the increase in net sales discussed above partially offset by a 70 basis point decline in gross profit margin to 23.8%. The decrease in gross profit margin reflects the mix of sales during the fiscal 2026 periods, and in particular, a high level of material receipts which carry a lower profit margin. For the first nine months of fiscal 2026, we estimate the impact of tariffs on our consolidated financial statements to be approximately $1,000 compared to the prior year. We estimate the range of potential impact of increased tariffs for the full year will be between an incremental $1,000 to $1,500 compared to the prior year. Additionally, the third quarter and the first nine months of fiscal 2025 gross profit benefited $255 and $1,460, respectively, from a grant received from the BlueForge Alliance to reimburse us for the cost of our defense welder training programs in Batavia, which did not repeat in the current year.

Changes in SG&A expense, including amortization expense, for the three and nine months ending December 31, 2025 versus the comparable prior year period is as follows:

	Change Q3 FY26 vs. Q3 FY25	Change YTD Q3 FY26 vs. YTD Q3 FY25
Personnel costs	$597	$1,665
Acquisition & integration expense	539	597
Performance-based compensation	100	672
Professional fees	144	(4)
Equity based compensation	137	512
ERP implementation costs	(119)	(613)
Bad debt expense	(769)	(369)
All other	239	33
Total SG&A change	$868	$2,493

Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the third quarter of fiscal 2026 increased $868 over the same period of fiscal 2025 and reflects the investments we are making in our operations, our employees, and our technology, higher acquisition and integration costs due to the Xdot and FlackTek acquisitions, as well as higher performance-based compensation due to our increased profitability, which was partially offset by a reversal of bad debt reserves as past due accounts were collected. SG&A costs represented 18.6% of sales for the third quarter of fiscal 2026 compared to 20.6% in fiscal 2025 as we continue to leverage our fixed overhead. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal years 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year. Performance-based compensation expense included in SG&A for the BN Performance Bonus, including applicable taxes, was $1,076 in the third quarter of fiscal 2026 and fiscal 2025. During the first nine months of fiscal 2026 and fiscal 2025 we recorded $3,228 related to the BN Performance Bonus inclusive of applicable taxes.

Other operating income represents the change in fair value of the P3 Technologies, LLC ("P3") and Xdot contingent earn-out liabilities and was $219 and $486 for the three and nine month periods ended December 31, 2025, respectively, versus $220 and $946 for the comparable prior year periods of fiscal 2025. The change in fair value for P3 was due to delayed orders/projects that extended beyond the earnout period.

Net interest income for the third quarter and first nine months of fiscal 2026 was $169 and $414, respectively, compared to $128 and $442 for the comparable periods of fiscal 2025, respectively. This net interest income reflects our strong cash position and low debt levels.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBB"), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions will have current-year financial reporting implications due to varying effective dates and discretionary elections. The enactment of the OBBB in the second quarter of fiscal 2026 resulted in an increase to our expected effective tax rate for fiscal 2026 of approximately 200 basis points but is expected to result in approximately $8,000 in cash tax savings over the next two years due to the bonus depreciation provisions of the OBBB and changes to the research and development Section 174 rules. These cash tax savings are expected to more than offset the impact of the effective tax rate increase. For fiscal 2026, we expect our effective tax rate to be between 16% and 18%, as the impact of higher than expected discrete tax items in fiscal 2026 offset the impact of the OBBB on our full year effective tax rate.

Our effective tax rate for the third quarter of fiscal 2026 was 11%, compared with 29% in the third quarter of fiscal 2025. Our effective tax rate for the first nine months of fiscal 2025 was 15%, compared with 20% for the first nine months of fiscal 2025. Our effective tax rate can vary significantly from quarter to quarter depending on the level of projected pre-tax income, the amount of projected income derived from our higher tax rate foreign subsidiaries, changes in tax laws, as well as the timing of discrete tax items. The decrease in our effective tax rate for the third quarter of fiscal 2026 was primarily due to higher than expected research and development tax credits. The decrease in our effective tax rate for the nine month period of fiscal 2026 was primarily due to a higher discrete tax benefit recognized in the first quarter of fiscal 2026 related to the vesting of restricted stock awards and the Company's improved stock price over the last year and the higher than expected research and development tax credits recognized in the third quarter of fiscal 2026, partially offset by the impact of the enactment of the OBBB discussed above.

The net result of the above is that net income and income per diluted share for the third quarter of fiscal 2026 were $2,845 and $0.25, respectively, compared with $1,588 and $0.14, respectively, for the third quarter of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the third quarter of fiscal 2025 were $3,514 and $0.31, respectively, compared with adjusted net income and adjusted net income per diluted share of $1,966 and $0.18, respectively, for the third quarter of fiscal 2025. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Net income and income per diluted share for the first nine months of fiscal 2026 were $10,530 and $0.95, respectively, compared with net income of $7,835 and $0.71, respectively, for the first nine months of fiscal 2025. Adjusted net income and adjusted net income per diluted share for the first nine months of fiscal 2026 were $11,881 and $1.07, respectively, compared with adjusted net income and adjusted net income per diluted share of $8,965 and $0.81, respectively, for the first nine months of fiscal 2025. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

Non-GAAP Measures

Adjusted net income before net interest (income) expense, income taxes, depreciation and amortization ("EBITDA"), adjusted net income, and adjusted net income per diluted share are provided for informational purposes only and are not measures of financial performance under accounting principles generally accepted in the U.S. ("GAAP").

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

Adjusted EBITDA excludes charges for depreciation, amortization, net interest (income) expense, income taxes, acquisition related (income) expenses, equity-based compensation, ERP implementation costs, and other unusual/nonrecurring items. Adjusted net income and adjusted net income per diluted share exclude intangible amortization, acquisition related (income) expenses, ERP implementation costs, other unusual/nonrecurring items, and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$2,845	$1,588	$10,530	$7,835
Acquisition & integration expense (income), net	320	(220)	157	(900)
Equity-based compensation	642	426	1,727	1,204
ERP implementation costs	39	157	91	704
Net interest income	(169)	(128)	(414)	(442)
Income tax expense	358	659	1,909	2,003
Depreciation & amortization	2,009	1,545	5,177	4,375
Adjusted EBITDA	$6,044	$4,027	$19,177	$14,779

Net Sales	56,701	47,037	178,215	150,551
Net income as a % of revenue	5.0%	3.4%	5.9%	5.2%
Adjusted EBITDA as a % of revenue	10.7%	8.6%	10.8%	9.8%

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income	$2,845	$1,588	$10,530	$7,835
Acquisition & integration expense (income), net	320	(220)	157	(900)
Amortization of intangible assets	510	554	1,507	1,663
ERP implementation costs	39	157	91	704
Tax impact of adjustments(1)	(200)	(113)	(404)	(337)
Adjusted net income	$3,514	$1,966	$11,881	$8,965

GAAP net income per diluted share	$0.25	$0.14	$0.95	$0.71
Adjusted net income per diluted share	$0.31	$0.18	$1.07	$0.81
Diluted weighted average common shares outstanding	11,157	11,057	11,108	11,016

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Acquisition and integration (income) costs, net are incremental costs that are directly related to and as a result of the P3, Xdot, and FlackTek acquisitions or the subsequent accounting for the related contingent earn-out liabilities. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented throughout our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows:

	December 31,	March 31,
	2025	2025
Cash and cash equivalents	$22,254	$21,577
Working capital (1)	9,145	5,222
Working capital ratio(1)	1.1	1.0

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first nine months of fiscal 2026 was $16,084 compared with $27,873 for the first nine months of fiscal 2025. This decrease was a result of an increase in working capital, primarily due to the timing of collection of accounts receivable and customer deposits, partially offset by higher cash net income.

Net capital expenditures for the first nine months of fiscal 2026 were $13,328 compared to $13,800 for the comparable period in fiscal 2025. Capital expenditures for fiscal 2026 primarily relate to machinery and equipment, as well as for buildings and leasehold improvements to support our growth and productivity improvement initiatives and were primarily related to the following:

•
Construction of a new 30,000 square foot manufacturing facility to enhance and expand Defense production capabilities at our Batavia, NY facility, which is primarily being funded by a $13,500 strategic grant from one of our Defense customers. Construction of this facility was completed in July 2025.
•
Construction of a cryogenic propellant (LH2, LOX, LCH4) testing facility near P3 in Florida to support our customers and enhance our capabilities. Construction was completed in February 2026.
•
Installation of advanced Radiographic Testing (“RT”) equipment to enhance and accelerate Defense production at our Batavia, NY facility, which is primarily being funded by a $2,200 strategic grant from one of our Defense customers. We intend to contribute an additional $1,400 towards this project for a total project cost of $3,600. This expansion is expected to be completed in the fourth quarter of fiscal 2026.

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

Cash and cash equivalents were $22,254 at December 31, 2025 compared with $21,577 at March 31, 2025, up $677 primarily due to cash provided by operations, offset by capital expenditures. At December 31, 2025, $1,714 of our cash and cash equivalents was used to secure our letters of credit and $4,082 of our cash was held by foreign subsidiaries.

On October 13, 2023, we entered into a five-year revolving credit facility with Wells Fargo that provides a $50,000 line of credit (the "Revolving Credit Facility"). As of December 31, 2025, there were no borrowings and $6,971 letters of credit outstanding on the Revolving Credit Facility and the amount available to borrow was $43,029, subject to interest and leverage covenants.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of December 31, 2025, we were in compliance with the financial covenants of the Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the Revolving Credit Facility was 0.4x.

The Revolving Credit Facility contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions, and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the first nine months of fiscal 2026 or during fiscal 2025 and currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

Simultaneous with the close of the FlackTek transaction, we amended our Revolving Credit Facility to increase the limit to $80,000, modify the definition of Consolidated Funded Indebtedness to limit the amount of contingent earn-out liability included to the amount expected to be paid in the next twelve months, as well as permit the incurrence or existence of indebtedness of Graham India Private Limited ("GIPL") arising from any letters of credit, bank guarantees or other similar obligations in a principal amount not to exceed $5,000 and certain other administrative amendments. Following the closing of the transaction, Graham’s pro forma leverage ratio is approximately 1.2x.

We did not have any off-balance sheet arrangements as of December 31, 2025 and 2024, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations combined with the liquidity provided by our Revolving Credit Facility will be adequate to meet our cash needs for the immediate future.

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

Given that each of orders, backlog, and book-to-bill ratio is an operational measure and that the Company's methodology for calculating orders, backlog, and book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation for each is not required or provided.

The following tables provide our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

Orders booked in the third quarter of fiscal 2026 were $71,671 or 1.3x net sales for the quarter. Orders booked for the first nine months of fiscal 2026 were $280,769 or 1.6x net sales for the period. As a result, backlog increased $15,561 (3%) during the quarter and $103,298 (25%) for the first nine months of fiscal 2026 to $515,633 at December 31, 2025. Backlog acquired from Xdot totaled $509 during the quarter. The increase in orders during the quarter were in the Defense and Space markets, which continue to exhibit strong tail-winds. Energy & Process orders were consistent with prior year levels, as strong demand in New Energy offset weaker Aftermarket orders. Total Aftermarket orders for the third quarter of fiscal 2026 decreased $5,151 to $7,963 from the record levels of the prior year. In addition to the above, orders for the first nine months of fiscal 2026 included $86,500 of follow-on orders to support the U.S. Navy's Virginia Class Submarine program recorded in the first quarter, and a $25,500 follow-on order to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo recorded in the second quarter of fiscal 2026. Aftermarket orders for the Energy & Process and Defense markets for the first nine months of fiscal 2026 decreased 23% in comparison to the prior year record levels.

Orders to the U.S. represented 97% of total orders for the first nine months of fiscal 2025 compared to 76% for the prior year. These orders were primarily to the Defense market, which are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	December 31,		December 31,		Change
Market	2025	%	2024	%	$	%
Defense	$438,762	85%	$307,138	80%	$131,624	43%
Energy & Process	48,274	9%	59,969	16%	(11,695)	-20%
Space	28,597	6%	17,594	5%	11,003	63%
Total backlog	$515,633	100%	$384,701	100%	$130,932	34%

Backlog was $515,633 at December 31, 2025, a 34% increase over the prior year period. We expect to recognize revenue on approximately 35% to 40% of the backlog within one year, 25% to 30% in one to two years, and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy, that have a long conversion cycle (up to six years).

Outlook

We are providing the following fiscal 2026 outlook, which includes the impact of the Xdot and FlackTek acquisitions ($ in thousands):

	New Guidance	Previous Guidance
Net Sales	$233,000 to $239,000	$225,000 to $235,000
Gross Profit (1)	24.0% - 25.0% of sales	24.5% - 25.5% of sales
SG&A Expenses (Including Amortization)(2)	17.5% - 18.5% of sales	17.5% - 18.5% of sales
Tax Rate	16% to 18%	20% to 22%
Adjusted EBITDA(1)(3)	$24,000 to $28,000	$22,000 to $28,000
Capital Expenditures	$15,000 to $18,000	$15,000 to $18,000

(1) Includes the estimated impact of increased tariffs over the prior year of approximately $1,000 to $1,500.
(2) Includes approximately $7,000 to $8,000 of BN Performance Bonus, equity-based compensation, acquisition & integration costs, and ERP conversion costs included in SG&A expense.

(3) Excludes net interest (income) expense, income taxes, depreciation and amortization from net income, as well as approximately $3,000 to $4,000 of equity-based compensation, net acquisition & integration costs, and ERP conversion costs.

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

We have made significant progress with the advancements in our business, which puts us on track to achieve our fiscal 2027 goals of 8% to 10% average annualized organic revenue growth and adjusted EBITDA margins in the low to mid-teens.

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding GIPL. The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct was over a period of four years, was not deemed to be material, and was isolated to a few employees. All involved employees have been terminated or are no longer with the Company and we have implemented remedial actions, including strengthening our compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. We have voluntarily reported the findings of our investigation to the appropriate authorities in India, the U.S. Department of Justice, and the SEC and will continue to cooperate with those authorities. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to our overall consolidated results of operations, financial position, or cash flows.

As of December 31, 2025, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new Accounting Standards Updates and other accounting pronouncements issued by the Financial Accounting Standards Board, SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Other than those discussed in the Condensed Consolidated Financial Statements, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements. For discussion of the newly issued accounting pronouncements, see Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Foreign Currency

International consolidated sales for the first nine months of fiscal 2026 were 16% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first nine months of fiscal 2026, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first nine months of fiscal 2026, foreign currency exchange rate fluctuations increased our cash balances by $141 primarily due to the weakening of the U.S. dollar.

We have limited exposure to foreign currency purchases. In the first nine months of fiscal 2026, our purchases in foreign currencies represented approximately 4% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange rate agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange rate contracts were not used in the periods being reported in this Form 10-Q and as of December 31, 2025 and March 31, 2025, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions, such as lower tariffs. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, tariffs, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain. International conflicts or other geopolitical events, including the on-going Russia and Ukraine war, the Israel-Hamas and Israel-Iran conflicts, the changes in Venezuela, and recent trade-related actions, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, increased tariffs, and heightened inflation. Further escalation of tariffs or geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. For the first nine months of fiscal 2026, we estimate the impact of tariffs on our consolidated financial statements to be approximately $1,000 compared to the prior year. We estimate the range of potential impact of increased tariffs for the full year will be between an incremental $1,000 to $1,500 compared to the prior year.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our Revolving Credit Facility that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of December 31, 2025, we had no variable rate debt outstanding on our Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the nine months ended December 31, 2025 or during fiscal 2025 and we currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

10.1

Second Amendment to Credit Agreement, by and among Graham Corporation and Wells Fargo Bank, National Association, dated January 23, 2026, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26,2026

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

Date: February 6, 2026