Form 10-K
period 2026-03-31
GRAHAM CORP
filed 2026-06-08
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE Stock Market on September 30, 2025, was approximately $568.7 million.

As of June 3, 2026, the number of shares of the Registrant’s Common Stock outstanding was 11,691,140 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed in connection with the Registrant's 2026 Annual Meeting of Stockholders to be held on August 25, 2026, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

Table of Contents

GRAHAM CORPORATION

Annual Report on Form 10-K

Year Ended March 31, 2026

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the "Form 10-K") and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-K. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "might," "intend," "expect," "plan," "goal," "predict," "project," "outlook," "encourage," "potential," "should," "will," “strive,” “future,” "focus," and similar words and expressions.

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

PART I

(Dollar amounts in thousands except per share and square footage data)

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

Our corporate headquarters is co-located with our production facilities in Batavia, NY, and we have wholly-owned subsidiaries in Arvada, CO, Greenville, SC, Jupiter, FL, and Louisville, CO and have sales and engineering offices in Houston, TX, Suzhou, China and Ahmedabad and Pune, India.

We were incorporated in Delaware in 1983 and are the successor to Graham Manufacturing Co., Inc., which was incorporated in New York in 1936. Our stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "GHM".

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2026, as fiscal 2026. Likewise, we refer to our fiscal years that will end or have ended March 31, 2027, March 31, 2025, and March 31, 2024 as fiscal 2027, fiscal 2025, and fiscal 2024, respectively.

Acquisitions

On October 20, 2025, we completed our acquisition of Xdot Bearing Technologies ("Xdot"), a specialized consulting, design, and engineering firm focused on foil bearing technology. Xdot has been integrated into Barber-Nichols, LLC ("BN"). We believe that combining Xdot's foil bearing technology with BN's turbomachinery expertise will significantly expand our ability to design and deliver high-speed rotating machines into new markets and applications.

On January 23, 2026, we acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"), a provider of advanced mixing and material processing solutions. FlackTek's patented technology platform delivers highly repeatable, precision mixing with faster cycle times, minimal entrained air, reduced downtime between batches, consistency in production, and ultimately can achieve higher levels of product homogeneity when compared to traditional bladed methods. FlackTek's systems are used by a global customer base that includes leading original equipment manufacturers ("OEMs"), research and development centers, defense laboratories, and industrial manufacturers serving adhesives, sealants, functional coatings, composites, electronics, and other advanced materials markets. FlackTek adds a proven product portfolio with a shared customer base and an installed footprint that extends across the full value chain, from upstream to downstream production and quality control. Its mixing systems are process-critical and market-agnostic, serving defense, energetics, oil & gas, food, battery, aerospace and space, medical, and other industrial applications where precision, repeatability, and consistency drive value. FlackTek has built a growing installed base that generates recurring demand for consumables, accessories, and services, enhancing revenue visibility and durability.

Our Products, Customers and Markets

We manufacture high quality, highly reliable custom-engineered products for critical applications to the Defense, Energy & Process and Space industries. Our product offerings include the following:

•
Defense

Power plant systems - ejectors, surface condensers

Torpedo ejection, propulsion & power systems - turbines, alternators, regulators, pumps, blowers

Thermal management systems - pumps, blowers, drive electronics

Advanced mixing systems - Bladeless centrifugal mixers, accessories, services, and consumables

•
Energy & Process

Heat transfer & vacuum systems - ejectors, process condensers, surface condensers, liquid ring pumps, heat exchangers, nozzles

Power generation systems - turbines, generators, compressors, pumps

Thermal management systems - pumps, blowers, electronics

Advanced mixing systems - Bladeless centrifugal mixers, accessories, services, and consumables
•
Space

Rocket propulsion systems - turbopumps, fuel pumps, cryogenic pumps, nuclear propellant pump

Cooling systems - pumps, compressors, fans, blowers

Life support systems - fans, pumps, blowers

Advanced mixing systems - Bladeless centrifugal mixers, accessories, services, and consumables

Our products are used in a wide range of applications, including:

•
Defense

Aircraft carrier program (CVN)

Virginia fast-attack submarine program (SSN)

Columbia and Ohio ballistic submarine program (SSBN)

U.S. Navy torpedoes (all size classes)

Refueling, overhaul replacement, and fleet sustainment equipment

Advanced radar and laser systems

Munition propellants
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

Batteries

Personal care

Pharmaceuticals

•
Space

NASA xEMU next-generation space suit and commercial derivatives

In-space nuclear thermal propulsion turbomachinery

Propellant recirculation pumps

Space exploration blowers

Satellite active cooling pumps

Various commercial space propulsion, fluid and heat transfer applications

Space simulation chambers

Rocket ablative material and coatings

Our principal customers include tier one and tier two suppliers to the Defense and Aerospace industry, refineries, petrochemical plants, large engineering companies that build installations for companies in the Energy & Process industries (or Engineering Procurement Contractors), and OEMs. A representative list of our customers include: 3M, Air Liquide, Anduril, Applied Research Laboratory at Pennsylvania State University, Aramco, Axiom Space, Bechtel Plant Machinery Inc., Blue Origin, Boeing, CERN, China State-owned Refiners, Cummins, Dow Chemical, DuPont, Echogen Power Systems, General Atomics, General Dynamics, GE Vernova, ExxonMobil, Fluor Corporation, Intuitive Machines, Jacobs Engineering Group Inc., Kairos Power, Koch Fertilizer ENID LLC, L3Harris, Lockheed Martin, MHI Compressor International Corporation, NASA, Newport News Shipbuilding, Northrop Grumman, Oak Ridge National Laboratory, Radiant Nuclear, Raytheon Technologies, Relativity, Rolls-Royce North America, SAIC, SES, Sierra Space, SpaceX, U.S. Navy, and United Launch Alliance.

Our products are sold by a team of sales engineers whom we employ directly. Two customers each accounted for more than 10% of our revenue in the fiscal 2026. As a result of our diversification efforts to more extensively support the U.S. Navy we have increased our concentration in domestic and Defense sales. Domestic sales accounted for approximately 85% of total sales in fiscal 2026, while sales to the Defense industry were 60%.

Our funded and unfunded backlog at March 31, 2026 was $532,637 compared to $412,335 at March 31, 2025. For more information on this performance indicator see "Orders, Backlog and Book-to-Bill Ratio" below.

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

Our Strategy

Our strategy is to build a diversified business that provides mission critical, high compliance products requiring exceptional engineering know-how and a highly-skilled and engaged workforce. We expect to accomplish this by pursuing niche applications in markets with enduring tailwinds that reward differentiated engineered product and full lifecycle scope of work with higher margins. We have transitioned from a highly cyclical Energy business to a diversified company serving multiple markets with strong tailwinds including Defense, Energy & Process, and Space. We intend to develop a full product lifecycle model serving multiple markets while leveraging our technology across our markets and driving business unit synergies to optimize profitability and stability. Additionally, we believe we must develop a highly engaged team that will drive continual improvement for the long term. Executed effectively, we expect our strategy to create more enduring, recurring opportunities and profitable growth.

Fiscal 2023 through 2026 were characterized by continual improvement and increasing profitability, and formed the initial steps along our path to achieve our fiscal 2027 goals through investments in our business. We remain focused on disciplined execution and strategic investments that enhance our capabilities and support long-term profitable growth. Our priorities are our targeted markets, operational excellence, leveraging the investments we have made, and serving our stakeholders. We will maintain strong capital discipline with smart capital deployment. We plan to:

•
Pursue clearly defined markets with significant barriers to entry
•
Optimize processes and tools to deliver superior performance
•
Engage all stakeholders to multiply our efforts
•
Prioritize capital investments that fuel growth and maximize shareholder value
•
Supplement our organic growth opportunities with strategic acquisitions

Competition

Our business is highly competitive. The principal bases on which we compete include technology, price, performance, reputation, delivery, and quality. Our competitors listed in alphabetical order by market include:

North America

Market	Principal Competitors

Defense	DC Fabricators; PCC; Triumph Aerospace; Xylem

Energy & Process	Croll Reynolds Company, Inc.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte & Koerting

Turbomachinery OEM – Defense and Space	Ametek, Inc.; Collins Aerospace; Concepts NREC; Curtiss Wright; Honeywell; Kratos Defense & Security Solutions; L3Harris Technologies, Inc.

Turbomachinery OEM – Energy & Process	Donghwa Entec Co., Ltd.; KEMCO; Nikkiso Co., Ltd.; Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Holtec; KEMCO; Maarky Thermal Systems; Thermal Engineering International (USA), Inc.

Advanced Mixing Systems	Hauschild SpeedMixer; Mazerustar Planetary Mixers; Thinky Corporation; Resodyn Acoustic Mixers

international

Market	Principal Competitors

Energy & Process	Croll Reynolds Company, Inc.; Edwards, Ltd.; Gardner Denver, Inc.; GEA Wiegand GmbH; Korting Hannover AG; Schutte & Koerting; Westlake

Turbomachinery OEM – Energy & Process	Chem Process Systems; Donghwa Entec Co., Ltd.; Hangzhou Turbine Equipment Co., Ltd.; KEMCO; Mazda (India); Oeltechnik GmbH

Turbomachinery OEM – power and power producer	Chem Process Systems; Holtec; KEMCO; Mazda (India); SPX Heat Transfer; Thermal Engineering International

Advanced Mixing Systems	Hauschild SpeedMixer; Mazerustar Planetary Mixers; Thinky Corporation

Intellectual Property

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright, trademark, trade secret laws, and contractual confidentiality provisions to establish and protect our proprietary rights. We also depend heavily on the brand recognition of the Graham, Barber-Nichols, and FlackTek names in the marketplace.

With the acquisition of FlackTek we added scalable and adaptable patent-protected intellectual property that we intend to leverage across its customer base. This includes the MEGA™ system, enabling customers to scale advanced materials processing from R&D through pilot and into production environments. The MEGA™ System Delivers >24x production throughput versus conventional planetary bladed mixers, reducing mixing cycles from hours to minutes and enabling true high-volume industrial scale.

With the acquisition of P3 Technologies, LLC ("P3"), we added scalable and adaptable patent-protected intellectual property that we are leveraging across our customer base. This includes P3's patented multi-channel diffuser ("MCD") and self-contained actuating magnetic pump ("SCAMP"). P3's MCD technology improves the efficiency of pumps and compressors by increasing pressure recovery and measurably increasing operating range. The MCD can be used in new designs or retrofit applications and can work with any pump or compressor that utilizes a centrifugal impeller. SCAMP is a family of positive displacement pumps for low flow, high pressure cryogenic applications compatible with oxygen, hydrogen, methane and nitrogen.

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

Availability of Raw Materials

As discussed more fully in Item 1A “Risk Factors” of this report, inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, labor shortages, tariffs, and strong consumer demand. Additionally, international conflicts or other geopolitical events, including the on-going Russia and Ukraine war, the Israel-Hamas and Iran conflicts, the changes in Venezuela, and recent trade-related actions, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, increased tariffs, and heightened inflation. The inflationary environment has increased the cost of our raw materials and labor, which impacts our financial results, especially given that a large percentage of our contracts are fixed-price in nature. To help mitigate this risk, we place orders for raw materials when the purchase orders are received from the customer to lock-in raw material pricing and manufacture a large portion of our international sales in-country which helps isolate us from the impacts of tariffs. Additionally, many of our contracts have terms and conditions that help protect us from inflationary increases.

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

Seasonality

No material part of our business is seasonal in nature. However, since the majority of our revenue is driven by direct labor hours, our fiscal third quarter, which ends on December 31st, is typically our lowest revenue quarter of the year due to the holidays that fall in that quarter. Additionally, our Energy & Process business is highly cyclical as it depends on the willingness of our customers to invest in major capital projects. To help mitigate this risk, we have taken steps to diversify our business into the Defense industry. For fiscal 2026, sales to the Defense industry accounted for approximately 60% of our total sales compared with approximately 25% in fiscal 2021. Conversely, sales to the Energy & Process markets, which are more cyclical in nature, represented approximately 34% of revenue in fiscal 2026 compared with approximately 75% in fiscal 2021.

Research and Development Activities

During fiscal 2026, fiscal 2025 and fiscal 2024, we spent $6,354, $4,039 and $3,944, respectively, on research and development ("R&D") activities. The majority of our R&D, which is not included in the above numbers, is funded by our customers and is specific to help solve our customers’ problems in order to improve efficiencies, address challenging environments, or redesign for form and function. Additionally, we engineer new products and services for our customers and invest to improve existing products and services that are not customer funded. The portion of R&D that specifically relates to new product development during fiscal 2026, fiscal 2025 and fiscal 2024 was $1,204, $1,124, and $904, respectively. Going forward we expect to increase the amount of our R&D spend on new product development in order to meet our organic growth goals, maintain our technological competitive advantage, and disrupt the markets we serve, but only if those opportunities have the proper return on investment. Going forward we expect our new product development R&D spend, that is not customer funded, to gradually increase to 1% to 2% of revenue and expect to offset a portion of this increase through process improvement and operational efficiencies.

Human Capital Resources

As of March 31, 2026, we had 732 employees of which 23 are located outside of the U.S. We believe that our relationship with our employees is good.

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

Item 1A. Risk Factors

The following disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and our future performance and securities in the future, or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Furthermore, the risks and uncertainties described below are not the only risks facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified and believe at this time. If one or more of these risks actually occurs, our business, results of operations and/or financial condition could suffer, and the price of our stock could be negatively affected.

Risks Related to our Business

We may experience customer concentration risk related to strategic growth for U.S. Navy projects.

During fiscal 2026, sales to the Defense industry continued to grow and represented 60% of our business compared with 58% and 54% of sales to the Defense industry in fiscal 2025 and 2024, respectively. While these projects are spread across multiple contractors and programs, the end customer for these projects, primarily the U.S. Navy, is the same. This concentration of business could add additional risk to us should there be a disruption, short or long term, in the funding for these projects or our participation in these Defense programs.

The loss of, or significant reduction or delay in, purchases by our largest customers could reduce our revenue and adversely affect our results of operations.

While we may have only two customers that each represent over 10% of revenue in any single year, a small number of customers have accounted for a substantial portion of our historical net sales. For example, sales to our top ten customers, who can vary each year, accounted for 60%, 60%, and 57% of consolidated net sales in fiscal 2026, fiscal 2025, and fiscal 2024, respectively. We expect that a limited number of customers will continue to represent a substantial portion of our sales for the foreseeable future. The loss of any of our major customers, a decrease or delay in orders or anticipated spending by such customers, or a delay in the production of existing orders could materially adversely affect our revenues and results of operations.

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

Our business strategy calls for us to continue to pursue Defense-related projects as well as projects for end users in the alternative energy markets in the U.S. In recent years, the U.S. federal government has incurred large budget deficits. Additionally, the Department of Government Efficiency ("DOGE") has taken actions to reduce government spending which may include reduction in funding for government contractors. In the event that U.S. federal government Defense spending is reduced or alternative energy related incentives are reduced or eliminated in an effort to reduce federal budget deficits, projects related to Defense or alternative energy may decrease demand for our products. The impact of such reductions could have a material adverse effect on our business and results of operations, as well as our growth opportunities.

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

U.S. government contracts are subject to extensive regulations such as the Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, the Cost Accounting Standards ("CAS"), the Service Contract Act and Department of War (also known as Department of Defense) security regulations. Failure to comply with any of these regulations and other government requirements may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are also subject to audits, cost reviews and investigations by U.S. government oversight agencies such as the U.S. Defense Contract Audit Agency (the "DCAA"). The DCAA reviews the adequacy of, and our compliance with, our internal controls and policies (including our labor, billing, accounting, purchasing, estimating, compensation and management information systems). The DCAA also has the ability to review how we have accounted for costs under the FAR and CAS. The DCAA presents its findings to the Defense Contract Management Agency ("DCMA"). Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, or if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed or we could be required to refund previously collected payments. Additionally, we may be subject to criminal and civil penalties, suspension or debarment from future government contracts, and qui tam litigation brought by private individuals on behalf of the U.S. government under the False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff. Our failure to comply with regulations applicable to government contracts could have a material adverse impact on our financial condition and operating results.

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

If we fail to successfully integrate the operations of FlackTek, our financial condition and results of operations could be adversely affected.

On January 23, 2026, we acquired FlackTek, a provider of advanced mixing and material processing solutions. We cannot provide any assurances that we will be able to integrate the operations of FlackTek without encountering difficulties, including unanticipated costs, difficulty in retaining customers and supplier or other relationships, failure to retain key employees, diversion of management's attention, failure to integrate our information and accounting systems, or establish and maintain proper internal control over financial reporting, any of which would harm our business and results of operations.

Furthermore, we may not realize the revenue and net income that we expect to achieve or that would justify our investment in FlackTek and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of FlackTek and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business and results of operations could be harmed.

Our acquisition of FlackTek might subject us to unknown and unforeseen liabilities.

FlackTek may have unknown liabilities, including but not limited to, product liability, workers' compensation liability, tax liability and liability for improper business practices. Although we are entitled to indemnification from the seller of FlackTek for these and other matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of FlackTek in excess of these indemnification obligations. Such liabilities and related legal or other costs could harm our business or results of operations.

The success of our acquisition of FlackTek is dependent on the commercial performance of the MEGA™ product platform, and failure of the MEGA™ platform to achieve anticipated market acceptance could materially adversely affect our business, financial condition and results of operations.

A key component of the strategic rationale for our acquisition of FlackTek is the commercial potential of its MEGA™ product platform, which was recently launched and has a limited history of market performance. Our ability to realize the anticipated benefits of the acquisition depends on the market acceptance, sales growth and long‑term commercial success of MEGA™. The commercial performance of MEGA™ is subject to numerous risks and uncertainties, including, among others, the ability to achieve broad customer adoption, the effectiveness of our sales and marketing efforts, pricing, competitive product launches or technological alternatives, supply chain reliability, manufacturing scalability, and ongoing assessments of product safety, efficacy and overall customer value.

If MEGA™ fails to gain traction in the market, experiences slower‑than‑expected adoption, encounters unanticipated safety or manufacturing issues, or is adversely impacted by competitive pressures, we may not achieve the expected financial returns or strategic benefits associated with the acquisition. Underperformance of MEGA™ could result in reduced revenues, lower margins, impairment of intangible assets or goodwill, or other adverse financial impacts. Any of these factors could adversely affect our business, financial condition and results of operations.

Rapid technological developments within the bladeless mixer industry may render our products less competitive or obsolete, which could materially adversely affect our business, financial condition and results of operations.

The bladeless mixer industry is characterized by ongoing innovation and technological change. Competitors may develop new technologies or enhanced product features that outperform or otherwise diminish the attractiveness of our current offerings. Our ability to remain competitive depends on successfully anticipating technological trends, investing in research and development and introducing new or improved products in a timely manner. If we fail to keep pace with emerging technologies or shifting customer expectations, our products may become outdated, leading to reduced demand, loss of market share, or pricing pressure, any of which could materially adversely affect our business, financial condition and results of operations.

The Energy markets we serve include the petroleum refining and petrochemical industries. These industries are both highly cyclical in nature and dependent on the prices of crude oil and natural gas. As a result, volatility in the prices of oil and natural gas may negatively impact our operating results.

Our Energy & Process revenue is derived from the sale of our products to companies in the chemical, petrochemical, and petroleum refining industries, or to firms that design and construct facilities for these industries. These industries are highly cyclical, and are subject to the prices of crude oil and natural gas. The prices of crude oil and natural gas have historically had periods when they have been very volatile, as evidenced by the extreme volatility in oil prices over the past few years, in part due to the Ukraine-Russia war, the Israel-Hamas war, the U.S. military’s intervention in Venezuela, the conflicts among the U.S., Israel and Iran, political uncertainty and agendas, and macroeconomic impacts. During times of significant volatility in the market for crude oil or natural gas, our customers often refrain from placing orders until the market stabilizes and future demand projections are clearer. If our customers refrain from placing orders with us, our revenue would decline and there could be a material adverse effect on our business and results of operations. Further, our commercial customers in these markets confront competing budget priorities and may have more limited resources for the types of products and services we provide. As a result, there may be fewer projects available for us to compete for and the pricing environment is anticipated to remain challenging. A sustained deterioration in any of the chemical, petrochemical, and petroleum refining industries we serve, would materially and adversely affect our business and operating results because our customers would not likely have the resources necessary to purchase our products, nor would they likely have the need to build additional facilities or improve existing facilities.

The relative costs of oil, natural gas, nuclear power, hydropower and numerous forms of alternative energy production, and transitions in consumer demand toward different types of energy, may have a material and adverse impact on our business and operating results.

Global and regional energy supply comes from many sources, including oil, natural gas, coal, hydro, nuclear, solar, wind, geothermal and biomass, among others. A cost or supply shift among these sources could negatively impact our business opportunities. A demand shift, where technological advances or consumer preferences favor the utilization of one or a few sources of energy may also impact the demand for our products both positively and negatively. Changes in consumer demand, including some driven by governmental and political preferences, toward electric, compressed natural gas, nuclear, and hydrogen vehicles may impact our business. We have products which can support certain technologies, while other technologies will not require our equipment. We expect that the systemic changes in the Energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate, which may affect our business and financial results in a materially adverse way. In addition, governmental policy can affect the relative importance of various forms of energy sources. For example, non-fossil based sources may receive government tax incentives to foster investment. If these incentives become more prominent, our Energy business could be negatively impacted.

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

Some of our large international customers are nationalized or state-owned businesses. Any failure to comply with the FCPA could adversely impact our competitive position and subject us to penalties and other adverse consequences, which could harm our business and results of operations.

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

For fiscal 2026, 15% of our revenue was from customers located outside of the U.S. Moreover, through our subsidiaries, we maintain sales and engineering support offices in China and India. We also service our foreign customers through the use of subcontract vendors that are located in those countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

•
nationalization of private enterprises and assets;
•
trade policies incentivizing domestic trade over international trade;
•
political or economic instability in certain countries and regions, such as the ongoing instability throughout the Middle East and/or portions of the former Soviet Union;
•
the economic impact of global health concerns;
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

We are exposed to the risk of currency fluctuations between the U.S. dollar and the currencies of the countries in which we sell our products to the extent that such sales are not based in U.S. dollars - primarily the Chinese RMB and India INR. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Strength of the U.S. dollar compared with the Euro, India, or Asian currencies may put us in a less competitive position. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. While we may enter into currency exchange rate hedges from time to time to mitigate these types of fluctuations, we cannot remove all fluctuations or hedge all exposures and our earnings could be adversely impacted by changes in currency exchange rates. In addition, if the counter-parties to such exchange contracts do not fulfill their obligations to deliver the contractual foreign currencies, we could be at risk for fluctuations, if any, required to settle the obligation. Any of the foregoing could adversely affect our business and results of operations. At March 31, 2026, we held no forward foreign currency exchange contracts.

Our future success may be affected by indebtedness.

As of March 31, 2026, we had $13,000 outstanding under our revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). We may borrow additional funds in the future to support our growth and working capital needs. Pursuant to our revolving credit facility with Wells Fargo, we are required to provide financial information and reports while complying with other financial covenants. In the future, should we be out of compliance with our revolving credit facility, there can be no assurance that we would be able to obtain waivers or renegotiate our credit facilities in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under our debt facilities or renegotiate such facilities, we could be in default of such agreements, and in the event of such default our lender could demand immediate repayment of amounts outstanding. There can be no assurance that we would have sufficient cash, or be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities in the event of such demand. As a result, the failure to obtain covenant waivers or renegotiate our facilities as described above would have a material adverse effect on us and our ability to service our debt obligations.

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

Adverse economic or specific project conditions can lead to a project being placed on hold or cancelled by our customers. We had one material project cancelled in fiscal 2026, no material contracts cancelled in fiscal 2025, and one material project cancelled in fiscal 2024. We had one material contract on hold at March 31, 2026.

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

The value of our backlog as of March 31, 2026 was $532,637. Our backlog can be significantly affected by the timing of large orders. The amount of our backlog at March 31, 2026 is not necessarily indicative of future backlog levels or the rate at which our backlog will be recognized as sales. Although historically the amount of modifications and terminations of our orders has not been material compared with our total contract volume, customers can, and sometimes do, terminate or modify their orders. This generally occurs more often in times of end market or capital market turmoil. We cannot predict whether cancellations will occur or accelerate in the future. Although certain of our contracts in backlog may contain provisions allowing for us to assess cancellation charges to our customers to compensate us for costs incurred on cancelled contracts, cancellations of purchase orders or modifications made to existing contracts could substantially and materially reduce our backlog and, consequently, our future sales and results of operations. Moreover, delay of contract execution by our customers can result in volatility in our operating results.

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

We have an enterprise resource planning system ("ERP") to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP at our Batavia, NY operations is aging and we began implementing a new ERP during fiscal 2024 and is scheduled to go live in fiscal 2027. ERP implementations are complex, distracting to the business and management, and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the new ERP; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of our new ERP could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Further, we may not realize the benefits we anticipate should all or part of the ERP upgrade implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our operating results and cash flows.

Our growth is contingent upon expanding our manufacturing facilities in Arvada, CO, Batavia, NY and Louisville, CO. If we are unable to expand our manufacturing facilities in Arvada, Batavia or Louisville our results of operations and financial condition may be adversely affected and/or we may not be able to meet our growth goals and objectives.

As a manufacturer, our ability to grow revenue is constrained by our ability to expand our manufacturing facilities. Our BN campus is landlocked and there are limited opportunities to expand our manufacturing footprint in Arvada, CO. Additionally, our Louisville, CO campus is landlocked and there are limited opportunities to expand our manufacturing footprint in Louisville, CO. If we are unable to expand in Arvada or Louisville our growth may be limited, we may be required to relocate our campuses or we may have to incur substantial capital expenditures to move our campuses. We currently have plans to expand our Arvada, CO campus by constructing a new 30,000 square foot manufacturing facility. If we are unable to timely complete the new manufacturing facility we may not be able to meet our planned production schedule for U.S. Navy projects, which could delay the completion of projects in our backlog or reduce the number of U.S. Navy projects we receive in the future, and could cause us to incur significant cost overruns. Any of these risks associated with our ability to grow our manufacturing facilities could adversely affect our results of operations and financial condition.

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

Historically, we have not maintained inventories of materials beyond what is needed for current work in progress. The raw materials that we source come from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial results. Reliance on our suppliers for these products exposes us to volatility in the prices and availability of these materials. Specifically, the continuation of the war between Ukraine and Russia as well as the conflict related to Hamas/Israel and the situation in the Red Sea, including tensions with Iran, fuels uncertainty and risk to our supply chain through which we source many of the raw materials needed in our operations. Disruptions in our supply chain, especially for an extended period of time, could impact our ability to meet customer requirements and our financial performance could be materially and adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a comprehensive cybersecurity risk management program (“CRMP”) designed to protect the confidentiality, integrity, and availability of our critical systems and information. The CRMP includes enterprise‑level procedures for Graham Corporation and tailored procedures for each of our business units. It also incorporates formal incident response plans (“IRPs”) for Graham Manufacturing, BN, and P3.

The IRPs establish a structured, systematic process for identifying, escalating, responding to, and documenting information security incidents affecting our systems, networks, or data—including data managed by third‑party vendors or service providers.

Our CRMP is integrated into our broader enterprise risk management framework. Oversight of the IRPs for Graham Corporation and its subsidiaries is assigned to our Chief Information Officer (“CIO”), who has more than 25 years of cybersecurity experience and holds a Certified Information Systems Security Professional ("CISSP") certification. Each business unit also maintains dedicated cybersecurity personnel responsible for implementing and managing local cybersecurity and data‑privacy programs.

The CIO and Business Unit IT Managers are responsible for:

•
Implementing IRPs specific to each business unit.
•
Identifying and managing an incident response team (“IRT”) responsible for cybersecurity risk assessments, security controls, and incident response activities.
•
Coordinating IRT operations, including escalation procedures, decision‑making protocols, and documentation of cybersecurity incidents.
•
Conducting post‑incident reviews to evaluate response effectiveness and address gaps in security controls.
•
Providing cybersecurity training and periodic exercises to enhance organizational preparedness.
•
Reviewing and updating the IRP when material changes in business practices may affect incident‑response procedures.

Our CRMPs include:

•
Risk assessments to identify material risks to systems, information, products, services, and the broader IT environment, including ransomware‑related risks.
•
Engagement of external service providers to assess, test, or support our security controls.
•
Cybersecurity awareness training for employees, incident‑response personnel, and senior management.

•
A formal cybersecurity incident response plan outlining procedures for responding to cybersecurity events.
•
A third‑party risk management process for service providers, suppliers, and vendors.

From time to time, we may engage assessors, consultants, auditors or other third parties in connection with our CRMP and IRP processes. We have established processes to identify and oversee cybersecurity risks associated with third‑party service providers. These include security reviews during vendor onboarding and ongoing, risk‑based monitoring.

We are currently integrating FlackTek into our CRMP and IRP processes, with completion expected during fiscal 2027.

As of March 31, 2026, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, and financial condition. As with most organizations, we may experience cyber incidents in the future. Additional information regarding cybersecurity risks is included in Item 1A, Risk Factors.

Governance

Oversight of cybersecurity risk management has been delegated to the Audit Committee of the Board of Directors as part of its broader risk‑oversight responsibilities, as outlined in the Audit Committee Charter. The Audit Committee receives periodic reports from our CIO—at least annually—on cybersecurity risks and is updated as needed regarding any material cybersecurity incidents or incidents with lesser potential impact.

Our management team is responsible for assessing and managing material risks from cybersecurity threats. The CIO and Business Unit IT Managers regularly brief senior management on cybersecurity posture, risks, and incidents to ensure visibility at the highest levels of the organization. Management oversees the overall cybersecurity risk management program and supervises both internal cybersecurity personnel and external cybersecurity consultants.

Management’s oversight activities include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents. These efforts may involve:

•
Briefings from internal security personnel.
•
Threat intelligence from governmental, public, and private sources.
•
Information from external cybersecurity consultants.
•
Alerts and reports generated by security tools deployed across our IT environment.

Item 2. Properties

As of March 31, 2026, we conducted our business from the following locations.

Location	Products/Operations	Square Footage	Owned or Leased
Batavia, NY	Corporate Headquarters	43,000	Owned
Batavia, NY	Manufacturing, Warehousing and R&D	300,000	Owned
Arvada, CO	Office	18,000	Leased
Arvada, CO	Manufacturing and Warehousing	83,000	Leased
Greenville, SC	Office and Warehousing	12,000	Leased
Houston, TX	Sales Office	1,500	Leased
Indiantown, FL	Cryogenic Test Facility	8,800	Owned
Jupiter, FL	Manufacturing and R&D	16,900	Leased
Louisville, CO	Manufacturing and Office	24,000	Leased
Suzhou, China	Sales and Engineering	4,900	Leased
Ahmedabad, India	Sales and Engineering	800	Leased
Pune, India	Sales and Engineering	2,200	Leased

We believe that our properties are generally in good condition, are well maintained, and are suitable and adequate to carry on our business. However, in order to support our future growth, we have initiated the following capital projects:

•
During fiscal 2024, we received a $13,500 strategic investment from a major Defense customer to expand and enhance our Batavia, NY production capabilities. This expansion included the construction of a new 30,000 square foot manufacturing facility on our existing campus and the purchase of production and automated welding equipment to be used in the facility. This facility was completed in fiscal 2026.
•
During fiscal 2025, we purchased a plot of land adjacent to the BN campus in order to support organic growth. We intend to construct an additional 30,000 square foot manufacturing facility on that site in fiscal 2027.
•
During fiscal 2025, we purchased land and began construction of a cryogenic (liquid hydrogen, oxygen, methane) testing facility near our P3 subsidiary. This facility enhances our capabilities and allows us to provide quality assurance testing for our customers. This facility was completed in fiscal 2026.
•
During fiscal 2025, we received a $2,200 strategic investment from a major Defense customer to support the implementation of new Radiographic Testing (“RT”) equipment at our Batavia, NY facility. We contributed an additional $1,400 towards this project for a total project cost of $3,600. This expansion is expected to be completed in the first quarter of fiscal 2027.

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

PART II

(Amounts in thousands, except per share data)

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol "GHM". As of June 3, 2026, there were 11,691 shares of our common stock outstanding held by approximately 323 stockholders of record.

Dividends

Subject to the rights of any preferred stock we may then have outstanding, the holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors out of funds legally available for the payment of dividends. Our revolving credit facility with Wells Fargo contains terms that restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during fiscal 2026 and currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

Performance Graph

The following performance graph and tables reflect the five year change in the Company's cumulative total stockholder return on Common Stock as compared with the cumulative total return of the Russell 2000 Index, and the State Street Aerospace and Defense and Industrial SPDR ETF's for a $100 investment made on March 31, 2021, including reinvestment of any dividends. There can be no assurance that our stock performance will continue with the same or similar trends depicted in the graph below. We neither make nor endorse any predictions as to future stock performance.

Company/Index	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
Graham Corporation	$100.00	$55.47	$94.11	$196.28	$207.36	$567.83
Russell 2000 Index	100.00	94.21	83.28	99.69	95.70	120.32
State Street Industrial Select Sector SPDR ETF	100.00	106.02	106.04	134.23	141.74	177.23
State Street SPDR S&P Aerospace & Defense EFT	100.00	99.65	93.92	113.56	130.79	207.51

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands, except per share and square footage data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer, vacuum, and advanced mixing technologies for the Defense, Energy & Process, and Space industries. For the Defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, thermal management, and advanced mixing systems. For the Energy & Process industries, we supply equipment for vacuum, heat transfer, advanced mixing, and fluid transfer applications used in oil refining, downstream chemical facilities, fertilizers, ethylene, methanol, energetics, edible oil, food & beverage, pulp & paper, medical, and multiple alternative energy applications such as hydrogen, small modular nuclear, concentrated solar, lithium extraction, and geothermal processes. For the Space industry, our equipment is used in propulsion, power, thermal management, advanced mixing, and life support systems.

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

Our corporate headquarters is co-located with our production facilities in Batavia, NY, and we have wholly-owned subsidiaries in Arvada, CO, Greenville, SC, Jupiter, FL, and Louisville, CO and have sales and engineering offices in Houston, TX, Suzhou, China and Ahmedabad and Pune, India.

This management's discussion and analysis of financial condition and results of operations omits a comparative discussion regarding the fiscal year ended March 31, 2025 versus the fiscal year ended March 31, 2024. Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ended March 31, 2026, as fiscal 2026. Likewise, we refer to our fiscal years that will end or have ended March 31, 2027, March 31, 2025, and March 31, 2024, as fiscal 2027, fiscal 2025, and fiscal 2024, respectively.

Acquisitions

On October 20, 2025, we completed our acquisition of Xdot Bearing Technologies ("Xdot"), a specialized consulting, design, and engineering firm focused on foil bearing technology. Xdot has been integrated into Barber-Nichols, LLC ("BN"). We believe that combining Xdot's foil bearing technology with BN's turbomachinery expertise will significantly expand our ability to design and deliver high-speed rotating machines into new markets and applications. Xdot has annual sales of approximately $1,000 and was slightly accretive to our fiscal 2026 net income. The purchase price for this transaction consisted of cash consideration of $900 at close, subject to certain potential adjustments including a customary working capital adjustment, and was funded with cash on hand. The purchase agreement included two potential cash contingent earn-outs to be paid on the first and second anniversary of the transaction dependent upon the achievement of certain qualitative milestones totaling $600.

On January 23, 2026, we acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"), a provider of advanced mixing and material processing solutions. FlackTek's patented technology platform delivers highly repeatable, precision mixing with faster cycle times, minimal entrained air, reduced downtime between batches, consistency in production, and ultimately can achieve higher levels of product homogeneity when compared to traditional bladed methods. FlackTek's systems are used by a global customer base that includes leading original equipment manufacturers ("OEMs"), research and development centers, defense laboratories, and industrial manufacturers serving adhesives, sealants, functional coatings, composites, electronics, and other advanced materials markets. FlackTek adds a proven product portfolio with a shared customer base and an installed footprint that extends across the full value chain, from upstream to downstream production and quality control. Its mixing systems are process-critical and market-agnostic, serving defense, energetics, oil & gas, food, battery, aerospace and space, medical, and other industrial applications where precision, repeatability, and consistency drive value. With approximately $30,000 in annualized revenue, FlackTek has built a growing installed base that generates recurring demand for consumables, accessories, and services, enhancing revenue visibility and durability.

FlackTek operates as a wholly owned subsidiary of Graham Corporation, maintaining its headquarters in Louisville, CO with a satellite location in Greenville, SC, and will be integrated into Graham's financial, compliance, and operational infrastructure. Under the terms of the transaction, the Company acquired 100% of the equity of FlackTek for a purchase price of $37,022, which was comprised of cash consideration of $26,456 and 76 shares of Graham's common stock, representing a value of $5,678 at a price of $74.89 per share.

The purchase price is subject to certain potential adjustments, including a customary working capital adjustment. The purchase agreement includes the potential to earn an additional $25,000 in future performance-based cash earnouts over four years beginning with fiscal 2027, based upon achieving progressively increasing adjusted EBITDA performance targets each year. At the acquisition date, a liability of $5,638 was recorded for the contingent earn-out.

See Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

Key Results

Key results for fiscal 2026 include the following:

•
Net sales for fiscal 2026 were $245,293, up $35,397, or 17% over the prior year, reflecting the strength of our diversified revenue base. This increase was across multiple markets, including a $25,520, or 21%, increase in sales to the Defense market, primarily due to the timing of project milestones, as well as new programs and growth in existing programs. Sales to the Energy & Process market increased $10,056, or 14%, over the prior year driven by continued momentum in New Energy markets, in particular small modular reactors ("SMRs"). Additionally, incremental revenue from the acquisition of FlackTek accounted for $2,767 of the overall net sales increase compared to the prior year and was primarily to the Energy & Process market. Aftermarket sales to the Energy & Process and Defense markets totaled $36,924 for the year, down 12% from the record levels of fiscal 2025.
•
Gross profit and margin for fiscal 2026 were $57,750 and 23.5%, respectively. The 170 basis point decline in gross profit margin compared to fiscal 2025 reflects the mix of sales in fiscal 2026, and in particular, a higher level of Defense sales and material receipts, which carry a lower profit margin. The impact of increased tariffs for fiscal 2026 was approximately an incremental $1,000 compared to fiscal 2025. Additionally, fiscal 2025 gross profit benefited $1,298 due to a grant received from the BlueForge Alliance to reimburse us for the cost of our Defense welder training programs in Batavia and related equipment, which did not repeat in fiscal 2026.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for fiscal 2026 increased $4,466 over fiscal 2025 and reflects the investments we are making in our people, our processes, and our technology. SG&A increased $2,608 over the prior year due to increased staffing and performance-based compensation in connection with our growth and strategic initiatives. Acquisition and integration expenses contributed $1,827 to the increase compared to the prior year primarily due to the acquisitions of Xdot and FlackTek in the current year. Additionally, incremental SG&A from the acquisition of FlackTek accounted for $1,081 of this increase. Decreases in ERP implementation costs of $669 and bad debt expense of $994 partially offset these increases. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental bonus based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year (the "BN Performance Bonus"). During fiscal 2026 and fiscal 2025, we recorded $4,258 related to the BN Performance Bonus, which includes the applicable employer related payroll taxes.
•
Net income and net income per diluted share for fiscal 2026 were $12,500 and $1.12 per share, respectively, compared with $12,230 and $1.11 per share, respectively, for fiscal 2025. Adjusted net income and adjusted net income per diluted share for fiscal 2026 were $15,598 and $1.40 per share, respectively, compared with $13,716 and $1.24 per share, respectively, for fiscal 2025. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in fiscal 2026 were $359,442 compared to $231,112 in fiscal 2025, an increase of $128,330, or 56%. As a result, backlog reached a record $532,637 at March 31, 2026, compared with $412,235 at March 31, 2025. Approximately 85% of our backlog at March 31, 2026 was to the Defense industry, which we believe provides stability and visibility to our business. The increase in orders was primarily in the Defense and Space markets, as programs continue to ramp and those markets continue to exhibit strong tail-winds. Energy & Process orders were down 6% compared with prior year levels, as strong demand in New Energy offset continued delays in large capital projects and slower Aftermarket orders. Total Aftermarket orders for fiscal 2026 were $36,572 compared to $48,462 in fiscal 2025. Incremental orders from FlackTek contributed $3,530 to the overall increase. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size. As of late we are seeing momentum in the Defense, small modular nuclear and cryogenics markets, however the timing of large capital project orders in our traditional Energy & Process markets has pushed out due to geopolitical uncertainty. For fiscal 2026, our book-to-bill ratio was 1.5x. For additional information on this key performance indicator see "Orders, Backlog and Book-to-Bill Ratio" below.

•
Cash and cash equivalents at March 31, 2026 was $6,580, compared with $21,577 at March 31, 2025, a decrease of $14,997. This decrease was primarily due to cash provided by operating activities of $15,933 and cash provided by financing activities of $11,956, which were more than offset by capital expenditures of $16,054 and cash used to acquire Xdot and FlackTek, net of cash acquired, of $27,285. Capital expenditures were made as we continue to invest in process improvement and longer-term growth opportunities. Capital expenditures for fiscal 2026 included costs for the construction of a new 30,000 square foot manufacturing facility to enhance and expand Defense production capabilities at our Batavia, NY campus, construction of a cryogenic propellant testing facility near P3 in FL, expansion of our Radiographic Testing ("RT") facility to enhance and accelerate Defense production at our Batavia, NY facility, and investments in production capacity and capabilities at our Arvada, CO facility, supporting infrastructure to increase throughput and meet accelerating Defense and Space customer schedules.

Current Market Conditions

Defense - Demand for our equipment and systems for the Defense industry is expected to remain strong and continue to expand, based on Defense budget plans, accelerated ship build schedules due to geopolitical tensions, and the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems that we provide solutions for. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems used in Department of War (also known as Department of Defense) radar, laser, electronics, and power systems. We have built a leading position, and in most instances a sole source position, for certain systems and equipment for the Defense industry, which helps protect us from outside competition. We believe that we have become a strategic supplier to the Defense industry through our ability to provide quality products and meet our customers accelerated delivery schedules, which in turn may lead to awards for components on new programs, as well as additional content on the programs we already supply.

Energy & Process - Our traditional Energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global Energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the Energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will lead to demand growth for fossil-based fuels that is less than the global growth rate. Accordingly, as of late we are seeing the timing of large capital project orders in our traditional Energy & Process markets being pushed out due to volatility in gas prices, tariffs, and geopolitical uncertainty, which has caused customers to delay capital investment. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional Energy markets will be outside the U.S., such as India and the Middle-East. Finally, over the last several years we have experienced an increase in our Energy & Process Aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate and we expect that trend to continue for the foreseeable future.

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

The alternative and clean energy opportunities for our heat transfer, power production, and fluid transfer systems are expected to continue to grow. We assist in designing, developing, and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, small modular reactors ("SMRs"), bio-energy products, and geothermal power generation. As a result of increased energy demands driven by population growth, crypto-currency mining, and artificial intelligence ("AI") data centers, we have seen an increase in activity and orders related to SMRs which we expect to continue for the foreseeable future. We believe we are positioned to be a significant contributor as these markets continue to develop.

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

Space - Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial Space/Aerospace markets. The commercial Space market has grown and evolved rapidly, and we provide full life-cycle support for rocket engine turbopump systems and components to many of the industry leading launch providers for satellites. We expect that over the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small, power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market. Sales and orders to the Space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. As a result, future revenue and growth in this market can be uncertain due to high dependency on launch provider commercialization, timing, and success.

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the Defense market, which comprised 85% of our total backlog at March 31, 2026.

Results of Operations

For an understanding of the significant factors that influenced our performance, the following discussion should be read in conjunction with our consolidated financial statements and the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

The following table summarizes our results of operations for the periods indicated:

	Year Ended March 31,		Change
	2026	2025	$	%
Net sales	$245,293	$209,896	$35,397	17%
Gross profit	$57,750	$52,861	$4,889	9%
Gross profit margin	23.5%	25.2%
SG&A expense	$43,354	$38,888	$4,466	11%
SG&A as a percent of sales	17.7%	18.5%
Net income	$12,500	$12,230	$270	2%
Diluted income per share	$1.12	$1.11	$0.01	1%
Total assets	$323,616	$264,110	$59,506	23%

Fiscal 2026 Compared with Fiscal 2025

The following tables provide our net sales by market and geographic region including the percentage of total sales and change in comparison to the prior year for each category and period presented:

	Year Ended
	March 31,				Change
Market	2026	%	2025	%	$	%
Defense	$147,445	60%	$121,925	58%	$25,520	21%
Energy & Process	83,343	34%	73,287	35%	10,056	14%
Space	14,505	6%	14,684	7%	(179)	(1%)
Net sales	$245,293	100%	$209,896	100%	$35,397	17%

Geographic Region
United States	$209,628	85%	$169,943	81%	$39,685	23%
International	35,665	15%	39,953	19%	(4,288)	(11%)
Net sales	$245,293	100%	$209,896	100%	$35,397	17%

Net sales for fiscal 2026 were $245,293, up $35,397, or 17% over the prior year, reflecting the strength of our diversified revenue base. This increase was across multiple markets, including a $25,520, or 21%, increase in sales to the Defense market, primarily due to the timing of project milestones, as well as new programs and growth in existing programs. Sales to the Energy & Process market increased $10,056, or 14%, over the prior year driven by continued momentum in New Energy markets, in particular SMRs. Additionally, incremental revenue from the acquisition of FlackTek accounted for $2,767 of the overall net sales increase compared to the prior year and was primarily to the Energy & Process market. Aftermarket sales to the Energy & Process and Defense markets totaled $36,924 for the year down 12% from the record levels of fiscal 2025.

Domestic sales as a percentage of aggregate sales were 85% for fiscal 2026 compared to 81% in fiscal 2025. Sales to the Defense industry were 60% for fiscal 2026 compared to 58% for fiscal 2025. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from year to year based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders, Backlog and Book-to-Bill Ratio" below.

Gross profit and margin for fiscal 2026 were $57,750 and 23.5%, respectively. The 170 basis point decline in gross profit margin compared to fiscal 2025 reflects the mix of sales in fiscal 2026, and in particular, a higher level of Defense sales and material receipts, which carry a lower profit margin. The impact of increased tariffs for fiscal 2026 was approximately an incremental $1,000 compared to fiscal 2025. Additionally, fiscal 2025 gross profit benefited $1,298 due to a grant received from the BlueForge Alliance to reimburse us for the cost of our Defense welder training programs in Batavia and related equipment, which did not repeat in fiscal 2026.

Changes in SG&A expense for fiscal 2026 compared to fiscal 2025 are as follows:

Change FY26 vs. FY25
Personnel costs	$2,038
Acquisition & integration expense	1,827
FlackTek	1,081
Performance-based compensation	570
Professional fees	(83)
Equity based compensation	163
ERP implementation costs	(669)
Bad debt expense	(994)
All other	533
Total SG&A change	$4,466

SG&A, including intangible amortization, for fiscal 2026 increased $4,466 over fiscal 2025 and reflects the investments we are making in our people, our processes, and our technology. SG&A increased $2,608 over the prior year due to increased staffing and performance-based compensation in connection with our growth and strategic initiatives. Acquisition and integration expenses contributed $1,827 to the increase compared to the prior year primarily due to the acquisitions of Xdot and FlackTek in the current year. Additionally, incremental SG&A from the acquisition of FlackTek accounted for $1,081 of this increase. Decreases in ERP implementation costs of $669 and bad debt expense of $994 partially offset these increases. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental bonus based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which can range between $2,000 to $4,000 per year. During fiscal 2026 and fiscal 2025, we recorded $4,258 related to the BN Performance Bonus, which includes the applicable employer related payroll taxes.

Other operating (income) expense, net primarily represents the change in fair value of contingent earn-out liabilities related to acquisitions and was income of $621 in fiscal 2026 compared to income of $1,215 in fiscal 2025. The change in fair value was primarily due to delayed orders/projects that extended beyond the earnout period.

Net interest (income) expense for fiscal 2026 was income of $257 compared to income of $583 in fiscal 2025. This decrease in net interest income was due to increased interest expense in fiscal 2026 from debt borrowings for our acquisition of FlackTek.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBB"), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions had current-year financial reporting implications due to varying effective dates and discretionary elections. The enactment of the OBBB in the second quarter of fiscal 2026 resulted in an increase to our expected effective tax rate for fiscal 2026 of approximately 200 basis points but is expected to result in approximately $8,000 in cash tax savings over the next two years due to the bonus depreciation provisions of the OBBB and changes to the research and development Section 174 rules. These cash tax savings are expected to more than offset the impact of the effective tax rate increase.

Our effective tax rate for fiscal 2026 was 15% compared with 21% for fiscal 2025. This decrease was primarily due to higher research and development tax credits and higher discrete tax benefits related to the vesting of restricted stock units and awards compared to fiscal 2025, partially offset by the impact of the enactment of the OBBB discussed above. Our effective tax rate for fiscal 2027 is expected to be approximately 18% to 20%.

The net result of the above is that net income and net income per diluted share for fiscal 2026 were $12,500 and $1.12 per share, respectively, compared with $12,230 and $1.11 per share, respectively, for fiscal 2025. Adjusted net income and adjusted net income per diluted share for fiscal 2026 were $15,598 and $1.40 per share, respectively, compared with $13,716 and $1.24 per share, respectively, for fiscal 2025. See "Non-GAAP Measures" below for important information about these measures and a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.

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

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Year Ended
	March 31,
	2026	2025
Net income	$12,500	$12,230
Acquisition & integration expense (income), net	1,305	(1,170)
Equity-based compensation	2,131	1,957
ERP implementation costs	213	882
Net interest income	(257)	(583)
Income tax expense	2,260	3,177
Depreciation & amortization	7,843	5,936
Adjusted EBITDA	$25,995	$22,429

Net Sales	245,293	209,896
Net income as a % of revenue	5.1%	5.8%
Adjusted EBITDA as a % of revenue	10.6%	10.7%

	Year Ended
	March 31,
	2026	2025
Net income	$12,500	$12,230
Acquisition & integration expense (income), net	1,305	(1,170)
Amortization of intangible assets	2,506	2,218
ERP implementation costs	213	882
Tax impact of adjustments(1)	(926)	(444)
Adjusted net income	$15,598	$13,716

GAAP net income per diluted share	$1.12	$1.11
Adjusted net income per diluted share	$1.40	$1.24
Diluted weighted average common shares outstanding	11,138	11,066

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Acquisition & integration expense (income) are incremental costs that are directly related to, and as a result of, acquisition related activity or the subsequent accounting for the contingent earn-out liabilities. These costs (income) may include, among other things, professional, consulting and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs relate primarily to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented at our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our consolidated statements of cash flows and consolidated balance sheets appearing in Item 8 of Part II of this Annual Report on Form 10-K:

	March 31,
	2026	2025
Cash and cash equivalents	$6,580	$21,577
Working capital(1)	184	5,222
Working capital ratio(2)	1.0	1.0

(1)
Working capital equals current assets minus current liabilities.
(2)
Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for fiscal 2026 was $15,933 compared with $24,316 for fiscal 2025. This decrease was primarily due to the timing of billing and collection of unbilled revenue, partially offset by higher cash net income in fiscal 2026, which increased 11% over the prior year. Note that cash flow from operations for the fourth quarter of fiscal 2026 were negatively impacted by approximately $4,000 related to transaction bonuses assumed in the FlackTek acquisition that were awarded by the previous owners of FlackTek but paid by the Company and was a reduction to the cash purchase price paid.

Net capital expenditures for fiscal 2026 were $15,780 compared to $18,957 in fiscal 2025. Capital expenditures for fiscal 2026 were primarily for machinery and equipment, as well as for buildings and leasehold improvements to support our growth and productivity improvement initiatives and were primarily related to the following:

•
Construction of a new 30,000 square foot manufacturing facility to enhance and expand Defense production capabilities at our Batavia, NY facility, which is primarily being funded by a $13,500 strategic grant from one of our Defense customers. Construction of this facility was completed in June 2025.
•
Construction of a cryogenic propellant (LH2, LOX, LCH4) testing facility near P3 in FL to support our customers and enhance our capabilities. Construction was completed in February 2026.
•
Installation of advanced RT equipment to enhance and accelerate Defense production at our Batavia, NY facility, which is primarily being funded by a $2,200 strategic grant from one of our Defense customers. We intend to contribute an additional $1,400 towards this project for a total project cost of $3,600. This expansion was completed in the first quarter of fiscal 2027.
•
Investments in production capacity and capabilities at our Arvada, CO facility, including the addition of new CNC machining centers, a liquid nitrogen test stand, and supporting infrastructure to increase throughput and meet accelerating Space customer schedules.

Capital expenditures for fiscal 2027 are expected to be between $18,000 and $22,000 and are primarily discretionary. We estimate that our maintenance capital spend is approximately $2,500 per year. However, for the next several years we expect capital expenditures to be approximately 7% to 10% of sales each year as we continue to invest in our business in order to support our long-term organic growth goals.

Net cash provided by financing activities was $11,956 in fiscal 2026 compared with net cash used in financing activities of $521 in fiscal 2025, due to net borrowings on our revolving credit facility to partially fund the FlackTek acquisition.

At March 31, 2026, approximately $830 of our $6,580 cash and cash equivalents was used to secure our letters of credit and $3,934 of our cash was held by our subsidiaries in China and India.

On October 13, 2023, we entered into a five-year revolving credit facility with Wells Fargo that provided a $50,000 line of credit (the "Revolving Credit Facility"). Simultaneous with the close of the FlackTek transaction on January 23, 2026, we amended our Revolving Credit Facility to increase the limit to $80,000, modify the definition of Consolidated Funded Indebtedness to limit the amount of contingent earn-out liability included to the amount expected to be paid in the next twelve months, as well as permit the incurrence or existence of indebtedness of Graham India Private Limited ("GIPL") arising from any letters of credit, bank guarantees or other similar obligations in a principal amount not to exceed $5,000 and certain other administrative amendments. As of March 31, 2026, there was $13,000 in borrowings and $6,111 letters of credit outstanding on the Revolving Credit Facility and the amount available to borrow was $60,889, subject to interest and leverage covenants.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of March 31, 2026, we were in compliance with the financial covenants of the Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the Revolving Credit Facility was 0.8x.

The Revolving Credit Facility contains terms that may, under certain circumstances defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during fiscal 2026 or fiscal 2025 and currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

We did not have any off-balance sheet arrangements as of March 31, 2026 other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations, combined with the liquidity provided by available financing capacity under the Revolving Credit Facility, will be adequate to meet our cash needs for the immediate future.

On April 14, 2026, we entered into a Securities Purchase Agreement with certain accounts advised by T. Rowe Price Investment Management, Inc. pursuant to which we agreed to sell an aggregate of 600 shares of common stock, par value of $0.10 per share for $83.36 per share, based upon the 20-day average closing price of the Company's common stock on the New York Stock Exchange on April 13, 2026, for an aggregate gross proceeds of $50,000. We utilized $13,000 of the proceeds for debt repayment and are expected to utilize the remaining proceeds to help fund future investment in organic and inorganic growth opportunities.

Stockholders' Equity

The following discussion should be read in conjunction with our consolidated statements of changes in stockholders' equity that can be found in Item 8 of Part II of this Annual Report on Form 10-K. The following table shows the balance of stockholders' equity on the dates indicated:

March 31, 2026	March 31, 2025
$140,315	$119,577

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

The book-to-bill ratio is an operational measure that management uses to track the growth prospects of the Company. The Company calculates the book-to-bill ratio for a given period as net orders divided by net sales. Over the long-term, our goal is to have a book-to-bill ratio of 1.1x, which can vary significantly from quarter to quarter given the nature of our business. Since fiscal 2020, our annual book-to-bill ratio has ranged from 0.9x to 1.5x.

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

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Year Ended
	March 31,				Change
Market	2026	%	2025	%	$	%
Defense	$252,170	70%	$134,571	58%	$117,599	87%
Energy & Process	71,956	20%	76,427	33%	(4,471)	(6%)
Space	35,316	10%	20,114	9%	15,202	76%
Total orders	$359,442	100%	$231,112	100%	$128,330	56%
Book-to-Bill Ratio	1.5		1.1

Geographic Region
United States	$345,444	96%	$189,237	82%	$156,207	83%
International	13,998	4%	41,875	18%	(27,877)	(67%)
Total orders	$359,442	100%	$231,112	100%	$128,330	56%

Orders booked in fiscal 2026 were $359,442, an increase of 56% over fiscal 2025, which equated to a book-to-bill ratio of 1.5x. The acquisition of FlackTek added orders of $3,530. Orders in fiscal 2026 included $101,500 of orders to support the U.S. Navy's Virginia Class Submarine program, $75,000 of follow-on orders to support the U.S. Navy's Columbia Class Submarine program, and $25,500 of follow-on orders to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo, which we believe supports our position as a trusted supplier to the U.S. Navy and allied defense programs. Additionally, fiscal 2026 orders included $35,316 of orders to leading Space/Aerospace customers in the commercial space launch market as certain programs begin to ramp production.

Aftermarket orders to the Energy & Process and Defense markets remained strong at $36,572 but down from the record levels of fiscal 2025 of $48,462.

Orders to the U.S. represented 96% of total orders for fiscal 2026 compared to 82% for the prior year. These orders were primarily to the Defense market, which are U.S. based, and tend to be lumpy given their large size and are long-term in nature.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	March 31,		March 31,		Change
Market	2026	%	2025	%	$	%
Defense	$450,125	85%	$340,613	83%	$109,512	32%
Energy & Process	45,135	8%	55,640	13%	(10,505)	(19%)
Space	37,377	7%	16,082	4%	21,295	132%
Total backlog	$532,637	100%	$412,335	100%	$120,302	29%

Backlog was a record $532,637 at March 31, 2026, an increase of 29% compared with $412,335 at March 31, 2025. The acquisition of FlackTek contributed $6,100 of this increase. We expect to recognize revenue on approximately 35% to 40% of the backlog within one year, 20% to 25% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the Defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

We are providing the following fiscal 2027 outlook ($ in thousands):

Fiscal 2027
Net Sales	$285,000 to $295,000
Gross Profit	24.5% - 25.5% of sales
SG&A Expenses (Including Amortization)(1)(2)	16.5% - 17.5% of sales
Tax Rate	18% to 20%
Adjusted EBITDA(2)(3)	$35,000 to $40,000
Capital Expenditures	$18,000 to $22,000

(1) Includes approximately $4,000 to $5,000 of equity-based compensation, net acquisition & integration costs, and ERP conversion costs included in SG&A expense.
(2) Includes approximately $2,500 of incremental costs to invest in people, processes, and technology to enable future growth and accelerate the commercialization of Graham products and technologies.

(3) Excludes net interest (income) expense, income taxes, depreciation and amortization from net income, as well as approximately $4,000 to $5,000 of equity-based compensation, net acquisition & integration costs, and ERP conversion costs.

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

As of March 31, 2026, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 17 to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

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

We recognize revenue on all contracts when control of the product is transferred to the customer. Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, we have rights to payment, and rewards of ownership pass to the customer. Customer acceptance may also be a factor in determining whether control of the product has transferred. Although revenue on the majority of our contracts, as measured by number of contracts, is recognized upon shipment to the customer, revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria in ASC 606. Revenue from contracts that is recognized upon shipment accounted for approximately 18% of revenue in fiscal 2026. Revenue from contracts that is recognized over time accounted for approximately 82% of revenue in fiscal 2026. We recognize revenue over time when contract performance results in the creation of a product for which we do not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, or cost incurred to date to management's estimate of the total cost to be incurred on each contract, or an output method based upon completion of operational milestones, depending upon the nature of the contract.

Business Combinations. Assets and liabilities acquired in a business combination are recorded at their estimated fair values at the acquisition date. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Goodwill is recorded when the purchase price exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired.

Goodwill and Intangible Assets. Definite lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment testing annually or earlier if an event or change in circumstances indicates that the fair value of a reporting unit or the indefinite lived asset may have been reduced below its carrying value. We make assumptions in establishing the carrying value, fair value, and, if applicable, the estimated lives of our goodwill and intangible assets.

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

As discussed above under the heading "Critical Accounting Policies", we allocate the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration, between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, and property, plant and equipment. These estimates are based on historical experience and information obtained from the management of the acquired company and are inherently uncertain.

During fiscal 2026, we completed the acquisitions of Xdot and FlackTek for an aggregate preliminary purchase price of $37,922, subject to certain potential adjustments, including customary working capital adjustments. We identified and assigned value to identifiable intangible assets of customer relationships, technology and technical know-how and trade name, and estimated the useful lives over which these intangible assets would be amortized. The estimates of fair values of these identifiable intangible assets were based upon the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth and customer related costs, as well as a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset. The fair value estimates resulted in identifiable intangible assets, in the aggregate, of $24,050. The resulting goodwill, in the aggregate, from these acquisitions was $12,558. For more information on these matters, see the notes to consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Foreign Currency

International consolidated sales for fiscal 2026 were 15% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In fiscal 2026, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB, or India INR). For fiscal 2026, foreign currency exchange rate fluctuations increased our cash balances by $179 primarily due to the strengthening of the U.S. dollar relative to the India INR, offset partially by weakening of the U.S. dollar relative to the Chinese RMB.

We have limited exposure to foreign currency purchases. In fiscal 2026, our purchases in foreign currencies represented approximately 3% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in fiscal 2026 and as of March 31, 2026, we held no forward foreign currency contracts.

Price Risk

Operating in a global market place requires us to compete with other global manufacturers which, in some instances, benefit from lower production costs and more favorable economic conditions, such as lower tariffs. Although we believe that our customers differentiate our products on the basis of our manufacturing quality, engineering experience, and customer service, among other things, such lower production costs and more favorable economic conditions mean that our competitors are able to offer products similar to ours at lower prices. In extreme market downturns, we typically see depressed price levels. Additionally, we have faced, and may continue to face, significant cost inflation, specifically in labor costs, raw materials, tariffs, and other supply chain costs due to increased demand for raw materials and resources caused by the broad disruption of the global supply chain. International conflicts or other geopolitical events, including the on-going Russia and Ukraine war, the Israel-Hamas and Iran conflicts, the changes in Venezuela, and recent trade-related actions, may further contribute to increased supply chain costs due to shortages in raw materials, increased costs for transportation and energy, disruptions in supply chains, increased tariffs, and heightened inflation. Further escalation of tariffs or geopolitical tensions may also lead to changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain, and consequently our results of operations. The impact of increased tariffs over the prior year was approximately $1,000 in fiscal 2026.

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, we borrow funds under our revolving credit facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of March 31, 2026, we had $13,000 of variable rate debt outstanding on our revolving credit facility and no interest rate derivatives outstanding. See "Debt" in Note 9 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information on our debt arrangement.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Graham Corporation and subsidiaries (the "Company") as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes and the financial statement schedule entitled "Schedule II - Valuation and Qualifying Accounts" listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition -- Over time -- Input Method - Refer to Notes 1 and 3 to the financial statements

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

We identified a portion of revenue associated with select in-process contracts as of March 31, 2026, recognized over time utilizing an input method and that exhibit characteristics of audit interest, as a critical audit matter because of the judgments necessary for management to estimate total direct labor hours or total costs, at completion for such select contracts. An extensive audit effort and a high degree of auditor judgment was required when performing audit procedures to audit management’s estimates of total direct labor hours or total costs at completion used to recognize revenue over time and evaluating the results of those procedures.

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
▪
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
o
We evaluated the direct labor hours or total costs estimate by obtaining original estimates and any change orders, testing direct labor hours or total costs completed to date, evaluating whether the costs were properly included in the labor hours or total costs to date subject to allocation to contracts, and comparing the accuracy of actual labor hours or costs to what was estimated.
o
We tested the completeness of the direct labor hours or total costs by observing the work sites and inspecting the progress to completion as of fiscal year end, and performing corroborating inquiries with the Company's project managers and engineers regarding the estimates of total direct labor hours or total costs at completion.
•
We evaluated management’s ability to estimate total direct labor hours or total costs at completion accurately by comparing actual direct labor hours or costs incurred to management’s historical estimates for a selection of similar contracts that were completed during the year ended March 31, 2026.

Acquisition Accounting -- Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

On January 23, 2026, the Company completed its acquisition of FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"). This transaction was accounted for as a business combination which requires that the purchase price be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. The fair values of acquisition-related intangible assets includes customer relationships of $3.4 million, developed technology of $13.3 million, and trade name of $6.7 million. The valuation of the customer relationships and developed technology intangible assets were determined using the multi period excess earnings method, a form of the income approach. The valuation of the trade name intangible asset was determined using the relief from royalty method, which is also a form of the income approach. The fair value determination of the customer relationships, developed technology and trade name intangible assets required management to make various estimates and assumptions related to the selection of the discount rate to be used.

Given the fair value determination of the customer relationships, developed technology and trade name intangible assets requires management to make various estimates and assumptions related to the selection of the discount rate, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions within the selection of the discount rate to be used required a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate used by management to determine the fair value of the customer relationships, developed technology and trade name intangible assets included the following, among others:

▪
We tested the effectiveness of controls over the valuation of the customer relationships, developed technology and trade name intangible assets, including management's controls over selection of the discount rate.
▪
With the assistance of fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
o
Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
o
Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/Deloitte & Touche LLP

Rochester, New York

June 8, 2026

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Years Ended March 31,
	2026	2025	2024

Net sales	$245,293	$209,896	$185,533
Cost of products sold	187,543	157,035	144,948
Gross profit	57,750	52,861	40,585
Operating expenses and income:
Selling, general and administrative	41,562	37,143	32,217
Selling, general and administrative - amortization	1,792	1,745	1,366
Other operating (income) expense, net	(621)	(1,215)	80
Operating income	15,017	15,188	6,922
Other expenses and income:
Loss on extinguishment of debt	—	—	726
Other expense, net	514	364	374
Interest (income) expense, net	(257)	(583)	248
Total other expenses (income)	257	(219)	1,348
Income before provision for income taxes	14,760	15,407	5,574
Provision for income taxes	2,260	3,177	1,018
Net Income	$12,500	$12,230	$4,556
Per share data:
Basic:
Net income	$1.14	$1.12	$0.42
Diluted:
Net income	$1.12	$1.11	$0.42
Average common shares outstanding:
Basic	10,988	10,884	10,743
Diluted	11,138	11,066	10,844

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Years Ended March 31,
	2026	2025	2024

Net income	$12,500	$12,230	$4,556
Other comprehensive income:
Foreign currency translation adjustment	51	(79)	(244)
Defined benefit pension and other postretirement plans, net of income tax provision of $308, $29, and $194, for the years ended March 31, 2026, 2025 and 2024, respectively	1,087	105	694
Total other comprehensive income	1,138	26	450
Total comprehensive income	$13,638	$12,256	$5,006

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$6,580	$21,577
Trade accounts receivable, net of allowances ($195 and $630 at March 31, 2026 and 2025, respectively)	33,809	35,507
Unbilled revenue	59,868	38,494
Inventories	50,758	40,025
Prepaid expenses and other current assets	4,255	4,249
Income taxes receivable	1,184	1,520
Total current assets	156,454	141,372
Property, plant and equipment, net	60,330	50,649
Prepaid pension asset	6,633	5,950
Operating lease assets	6,740	6,386
Goodwill	38,078	25,520
Customer relationships, net	15,372	13,159
Technology and technical know-how, net	23,232	10,310
Other intangible assets, net	13,458	6,858
Deferred income tax asset	131	1,502
Other assets	3,188	2,404
Total assets	$323,616	$264,110
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$23	$21
Accounts payable	25,740	27,309
Accrued compensation	21,547	19,161
Accrued expenses and other current liabilities	4,728	4,322
Customer deposits	102,421	84,062
Operating lease liabilities	1,806	1,275
Income taxes payable	5	—
Total current liabilities	156,270	136,150
Long-term debt	13,000	—
Finance lease obligations	21	44
Operating lease liabilities	5,343	5,514
Deferred income tax liability	897	24
Accrued pension and postretirement benefit liabilities	1,145	1,192
Other long-term liabilities	6,625	1,609
Total liabilities	183,301	144,533
Commitments and contingencies (Notes 8 and 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized
Common stock, $0.10 par value, 25,500 shares authorized; 11,247 and 11,077 shares issued and 11,073 and 10,903 shares outstanding at March 31, 2026 and 2025, respectively	1,124	1,107
Capital in excess of par value	41,699	34,616
Retained earnings	106,729	94,229
Accumulated other comprehensive loss	(5,849)	(6,987)
Treasury stock (174 at March 31, 2026 and 2025, respectively)	(3,388)	(3,388)
Total stockholders’ equity	140,315	119,577
Total liabilities and stockholders’ equity	$323,616	$264,110

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Years Ended March 31,
	2026	2025	2024

Operating activities:
Net income	$12,500	$12,230	$4,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,337	3,718	3,275
Amortization	2,506	2,218	2,157
Adjustments for credit losses	(256)	829	95
Amortization of unrecognized prior service cost and actuarial losses	840	781	843
Amortization of debt issuance costs	—	—	131
Equity-based compensation expense	2,131	1,957	1,279
Gain on disposal or sale of property, plant and equipment	(52)	—	(5)
Change in fair value of contingent consideration	(568)	(1,215)	80
Loss on extinguishment of debt	—	—	726
Deferred income taxes	1,928	1,471	(472)
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable	5,930	7,999	(20,724)
Unbilled revenue	(21,387)	(10,595)	11,855
Inventories	(6,785)	(6,627)	(6,220)
Income taxes receivable	326	(2,235)	998
Prepaid expenses and other current and non-current assets	(121)	(2,190)	(2,199)
Operating lease assets	1,435	1,294	1,212
Prepaid pension asset	(115)	(234)	(287)
Increase (decrease) in operating liabilities:
Accounts payable	(794)	3,491	401
Accrued compensation, accrued expenses and other current and non-current liabilities	(1,849)	639	6,011
Customer deposits	16,418	12,090	25,572
Operating lease liabilities	(1,428)	(1,272)	(1,119)
Long-term portion of accrued compensation, accrued pension liability and accrued postretirement benefits	(63)	(33)	(45)
Net cash provided by operating activities	15,933	24,316	28,120
Investing activities:
Purchase of property, plant and equipment	(16,054)	(18,957)	(9,226)
Proceeds from disposal of property, plant and equipment	274	—	44
Acquisitions, net of cash acquired	(27,285)	(170)	(6,812)
Net cash used by investing activities	(43,065)	(19,127)	(15,994)
Financing activities:
Borrowings of debt obligations	33,000	—	13,000
Principal repayments on debt	(20,000)	—	(25,500)
Repayments on finance lease obligations	(335)	(320)	(316)
Payment of debt exit costs	—	—	(752)
Payment of debt issuance costs	—	—	(241)
Issuance of common stock	832	653	476
Tax withholdings related to net share settlements of restricted stock units and awards	(1,541)	(854)	(58)
Net cash provided (used) by financing activities	11,956	(521)	(13,391)
Effect of exchange rate changes on cash	179	(30)	(53)
Net (decrease) increase in cash and cash equivalents	(14,997)	4,638	(1,318)
Cash and cash equivalents at beginning of year	21,577	16,939	18,257
Cash and cash equivalents at end of year	$6,580	$21,577	$16,939

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended March 31, 2026, 2025 and 2024

(Dollar and share amounts in thousands)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at March 31, 2023	10,774	$1,075	$28,061	$77,443	$(7,463)	$(2,183)	$96,933
Comprehensive income				4,556	450		5,006
Issuance of shares	229	25	2,674			(293)	2,406
Forfeiture of shares	(10)	(1)	1				—
Recognition of equity-based compensation expense			1,279				1,279
Purchase of treasury stock						(58)	(58)
Balance at March 31, 2024	10,993	1,099	32,015	81,999	(7,013)	(2,534)	105,566
Comprehensive income				12,230	26		12,256
Issuance of shares	84	8	644			(854)	(202)
Recognition of equity-based compensation expense			1,957				1,957
Balance at March 31, 2025	11,077	1,107	34,616	94,229	(6,987)	(3,388)	119,577
Comprehensive income				12,500	1,138		13,638
Issuance of shares	170	17	4,952				4,969
Recognition of equity-based compensation expense			2,131				2,131
Balance at March 31, 2026	11,247	$1,124	$41,699	$106,729	$(5,849)	$(3,388)	$140,315

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2026, 2025 and 2024

(Amounts in thousands, except per share data)

Note 1 - The Company and Its Accounting Policies:

Graham Corporation, and its operating subsidiaries, (together, the "Company"), is a global leader in the design and manufacture of mission critical fluid, power, heat transfer, vacuum and advanced mixing technologies for the Defense, Energy & Process, and Space industries. The Company acquired P3 Technologies, LLC ("P3") on November 9, 2023, Xdot Bearing Technologies ("Xdot") on October 20, 2025, and FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek") on January 23, 2026. The accompanying Consolidated Financial Statements include each acquisition from the date of purchase. The Company's significant accounting policies are set forth below.

The Company's fiscal years ended March 31, 2026, 2025 and 2024 are referred to as "fiscal 2026," "fiscal 2025" and "fiscal 2024," respectively.

Principles of consolidation and use of estimates in the preparation of consolidated financial statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Barber-Nichols, LLC ("BN"), located in Arvada, CO, P3, located in Jupiter, FL, FlackTek Manufacturing, LLC, located in Louisville, CO, FlackTek Sales, LLC, located in Greenville, SC, Graham Vacuum and Heat Transfer Technology (Suzhou) Co., Ltd., located in China, and Graham India Private Limited ("GIPL"), located in India. All intercompany balances, transactions and profits are eliminated in consolidation.

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

Property, plant, equipment and depreciation

Property, plant and equipment are stated at cost net of accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation is provided based upon the estimated useful lives, or lease term if shorter, under the straight-line method. Estimated useful lives range from approximately three to eight years for office equipment, eight to 25 years for manufacturing equipment, eight years for land improvements, 40 years for buildings and improvements, and leasehold improvements are depreciated over the shorter of the remaining lives of the improvements or the remaining term of the lease. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

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

Intangible Assets

Acquired intangible assets other than goodwill consist of customer relationships, technology and technical know-how and tradenames. Trade names are included in the line item Other intangible assets, net in the Consolidated Balance Sheet. The Company amortizes a portion of its technology and technical know-how, tradenames, and customer relationships in Selling, general and administrative expense on a straight line basis over each of their estimated useful lives of eight to twenty years. A portion of technology and technical know-how are amortized in Cost of products sold over the projected conversion period of nine to ten years which is based on management estimates at the time of purchase. All other intangibles have indefinite lives and are not amortized.

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

Other Long-Term Assets

Other long-term assets include service based cloud computing software implementation costs of $2,763 as of March 31, 2026. Upon implementation completion, these costs will be amortized over the expected term of the hosting arrangement on a straight line basis.

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

Research and development

Research and development costs are expensed as incurred. The Company incurred research and development costs of $6,354, $4,039 and $3,944 in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Research and development costs are included in the line item Selling, general and administrative in the Consolidated Statements of Operations.

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

A reconciliation of the numerators and denominators of basic and diluted income per share is presented below:

	Years ended March 31,
	2026	2025	2024
Basic income per share:
Numerator:
Net income	$12,500	$12,230	$4,556
Denominator:
Weighted average common shares outstanding	10,988	10,884	10,743
Basic income per share	$1.14	$1.12	$0.42

Diluted income per share:
Numerator:
Net income	$12,500	$12,230	$4,556
Denominator:
Weighted average common shares outstanding	10,988	10,884	10,743
Restricted stock units outstanding	150	182	101
Weighted average common and potential common shares outstanding	11,138	11,066	10,844
Diluted income per share	$1.12	$1.11	$0.42

Cash flow statement

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	Year ended March 31,
	2026	2025	2024
Interest paid	$495	$298	$823
Income taxes paid, net of refunds	(36)	3,982	425
Pension and other post retirement income adjustments, net of income tax	1,087	105	694
Capital purchases recorded in accounts payable	1,037	3,951	620
Issuance of shares as consideration in business acquisitions	5,678	—	1,930

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires disclosure of disaggregated income taxes paid in both U.S. and foreign jurisdictions, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance effective for fiscal year ended March 31, 2026 on a prospective basis. The adoption of the guidance did not have a material impact on the consolidated financial statements. For additional information, refer to Note 11, Income Taxes.

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

Note 2 - Acquisitions

FlackTek On January 23, 2026, the Company acquired FlackTek, a provider of advanced mixing and material processing solutions. FlackTek's systems are sold to OEMs, research and development centers, defense laboratories, and industrial manufacturers serving adhesives, sealants, functional coatings, composites, electronics, and other advanced materials markets. FlackTek adds a product portfolio with a shared customer base and an installed footprint that extends across the full value chain, from upstream to downstream production and quality control. Its mixing systems are process-critical and market-agnostic, serving defense, energetics, oil & gas, food, battery, aerospace and space, medical, and other industrial applications where precision, repeatability, and consistency drive value.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $37,022 was comprised of 76 shares of the Company's common stock, representing a value of $5,678 at a price of $74.89 per share, and cash consideration of $26,456, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on the Company's line of credit. The purchase agreement included a contingent earn-out to earn up to an additional $25,000 in future performance-based cash earnouts over four years beginning with fiscal 2027, based upon achieving progressively increasing adjusted

EBITDA performance targets each year. At the acquisition date, a liability of $5,638 was recorded for the contingent earn-out.

The preliminary purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition and the amount exceeding the fair value of $11,844 was recorded as goodwill, which is deductible for tax purposes. Goodwill generated in the acquisition is related to FlackTek’s assembled workforce, synergies between the Company’s other operations and FlackTek that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to leverage each other’s technology solutions, and the Company’s ability to utilize acquired management's knowledge in providing complementary product offerings to the Company’s customers. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed:

January 23,
2026
Assets acquired:
Cash and cash equivalents	$66
Trade accounts receivable, net of allowances	3,985
Inventories	4,154
Prepaid expenses and other current assets	84
Property, plant & equipment, net	2,030
Operating lease assets	1,448
Goodwill	11,844
Customer relationships	3,400
Technology and technical know-how	13,300
Tradename	6,700
Other long term asset	31
Total assets acquired	47,042
Liabilities assumed:
Accounts payable	2,237
Accrued compensation	596
Accrued expenses and other current liabilities	3,988
Customer deposits	1,751
Operating lease liabilities	1,448
Total liabilities assumed	10,020
Purchase price	$37,022

The fair value of acquisition-related intangible assets includes customer relationships, technology and technical know-how, and tradename. The tradename is an indefinite-lived intangible asset and is included in the line item Other intangible assets, net in the Consolidated Balance Sheets. The fair value of tradename was calculated using a Relief from Royalty method, which develops a market based royalty rate used to reflect the after tax royalty savings attributable to owning the intangible asset. The fair value of customer relationships and technology and technical know-how were calculated using an income approach, specifically the Multi Period Excess Earnings method, which incorporates assumptions regarding retention rate, new customer growth, obsolescence factors, and customer related costs.

Customer relationships are amortized in selling, general and administrative expense on a straight line basis over their estimated useful lives of twelve years. Technology and technical know-how is amortized in cost of products sold on a straight line basis over its estimated useful life of nine years.

The Consolidated Statement of Operations for the year ended March 31, 2026 includes net sales of FlackTek of $2,767 and net loss of ($916).

Xdot

On October 20, 2025, the Company completed its acquisition of Xdot, a specialized consulting, design, and engineering firm focused on foil bearing technology. Xdot has been integrated into the BN business. The purchase price of this transaction consisted of cash consideration of $900 at close, subject to certain potential adjustments including a customary working capital adjustment, and was funded with cash on hand. The purchase agreement included two potential cash contingent earnouts to be paid on the first and second anniversary of the transaction, dependent upon the achievement of certain qualitative milestones totaling $600. As of the acquisition date, a $507 contingent earn-out liability was recorded. The Company preliminarily recorded goodwill in the amount of $714, as well as an intangible asset for technology and technical know-how in the amount of $650, which will be amortized over its estimated useful life of ten years, and are deductible for tax purposes. The sales and results of Xdot were immaterial to fiscal 2026.

P3

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

The Consolidated Statement of Operations for the year ended March 31, 2024 includes net sales of P3 of $2,206 and net income of $24.

A rollforward of contingent earn-out liabilities is as follows:

Balance at November 9, 2023	$2,040
Change in fair value	80
Payments	—
Balance at March 31, 2024	2,120
Change in fair value	(1,215)
Payments	—
Balance at March 31, 2025	905
Change in fair value	(568)
Additional acquisition earn out	6,145
Payments	—
Balance at March 31, 2026	$6,482

The change in the fair value of the contingent earn-out liabilities is included in Other operating (income) expense, net in the Consolidated Statements of Operations.

Pro forma information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the FlackTek acquisition had occurred at the beginning of the year ended March 31, 2025:

	For the Years Ended
	March 31,
	2026	2025
Net sales	$265,731	$234,956
Net income	13,193	9,412
Earnings per share
Basic	$1.19	$0.86
Diluted	$1.18	$0.84

The unaudited pro forma information presents the combined operating results of the Company and FlackTek with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment to interest expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at the Company’s weighted average interest rate, amortization expense related to the fair value adjustments for intangible assets, non-recurring acquisition-related costs and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate.

The unaudited pro forma results are presented for illustrative purposes only. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

Acquisition and integration costs of $1,873, $45, and $352, were expensed in fiscal 2026, 2025, and 2024, respectively, and are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 3 – Revenue Recognition:

The Company recognizes revenue on all contracts when control of the product is transferred to the customer. Control is generally transferred when products are shipped, title is transferred, significant risks of ownership have transferred, the Company has rights to payment, and rewards of ownership pass to the customer.

The following tables present the Company's net sales disaggregated by market and geographic area:

	Year ended March 31,
Market	2026	2025	2024
Defense	$147,445	$121,925	$99,493
Energy & Process	83,343	73,287	72,758
Space	14,505	14,684	13,282
Net sales	$245,293	$209,896	$185,533

	Year ended March 31,
Geographic Area	2026	2025	2024
Asia	$12,630	$16,884	$15,144
Canada	11,217	7,586	4,229
Middle East	7,003	7,088	2,568
South America	1,251	1,165	733
U.S.	209,628	169,943	155,908
All other	3,564	7,230	6,951
Net sales	$245,293	$209,896	$185,533

The final destination of products shipped is the basis used to determine net sales by geographic area. No sales were made to the terrorist sponsoring nations of Cuba, Iran, North Korea or Syria in the fiscal years presented above.

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

The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time, the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management's estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based upon revisions in the contract value due to pricing changes and estimated costs at completion. Losses on contracts are recognized immediately when evident to management. Revenue on the majority of the Company’s contracts, as measured by number of contracts, is recognized upon shipment to the customer. Revenue on larger contracts, which are fewer in number but generally represent the majority of revenue, is recognized over time as these contracts meet specific criteria established in ASC 606. The following table presents the Company's revenue percentages disaggregated by revenue recognized over time or upon shipment:

	Year ended March 31,
	2026	2025	2024

Revenue recognized over time	82%	80%	77%
Revenue recognized at shipment	18%	20%	23%

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2026	March 31, 2025	Change	Change due to amounts acquired	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue (contract assets)	$59,868	$38,494	$21,374	$29	$120,829	$(99,484)
Customer deposits (contract liabilities)	(102,421)	(84,062)	(18,359)	(1,840)	68,923	(85,442)
Net contract (liabilities) assets	$(42,553)	$(45,568)	$3,015

Contract liabilities at March 31, 2026 and 2025 include $4,560 and $12,315, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Consolidated Balance Sheets, includes corresponding balances at March 31, 2026 and 2025, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,419 and $1,999 at March 31, 2026 and 2025, respectively.

The Company's remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of March 31, 2026, the Company had remaining unsatisfied performance obligations of $532,637. The Company expects to recognize revenue on approximately 35% to 40% of the remaining performance obligations within one year, 20% to 25% in one to two years and the remaining beyond two years.

Note 4 – Inventories:

Major classifications of inventories are as follows:

	March 31,
	2026	2025
Raw materials and supplies	$9,342	$5,859
Work in process	39,685	32,579
Finished products	1,731	1,587
	$50,758	$40,025

Note 5 – Property, Plant and Equipment:

Major classifications of property, plant and equipment are as follows:

	March 31,
	2026	2025
Land and land improvements	$3,106	$3,071
Buildings and leasehold improvements	36,808	24,792
Machinery and equipment	67,174	51,529
Construction in progress	7,097	20,078
	114,185	99,470
Less – accumulated depreciation and amortization	(53,855)	(48,821)
	$60,330	$50,649

Depreciation expense in fiscal 2026, fiscal 2025 and fiscal 2024 was $5,337, $3,718, and $3,275, respectively.

Note 6 – Intangible Assets:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2026
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$19,600	$4,228	$15,372
Technology and technical know-how	9 - 20 years	26,550	3,318	23,232
Tradename	3 years	300	242	58
		$46,450	$7,788	$38,662

Intangibles not subject to amortization:
Goodwill	Indefinite	$38,078	$—	$38,078
Tradename	Indefinite	13,400	—	13,400
		$51,478	$—	$51,478

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2025
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$16,200	$3,041	$13,159
Technology and technical know-how	10 - 20 years	12,600	2,290	10,310
Backlog	4 years	3,900	3,900	—
Tradename	3 years	300	142	158
		$33,000	$9,373	$23,627

Intangibles not subject to amortization:
Goodwill	Indefinite	$25,520	$—	$25,520
Tradename	Indefinite	6,700	—	6,700
		$32,220	$—	$32,220

A portion of Technology and technical know-how, tradenames, and Customer relationships are amortized in Selling, general and administrative expense on a straight line basis over each of their estimated useful lives. Backlog and a portion of technology and technical know-how are amortized in Cost of products sold over the projected conversion period based on management estimates at time of purchase. Intangible asset amortization was $2,315, $2,218 and $2,157 for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. Inventory step up amortization of $191 was expensed in fiscal 2026 for the FlackTek acquisition. The estimated annual amortization expense is as follows:

Annual Amortization
2027	$3,780
2028	3,721
2029	3,721
2030	3,721
2031	3,721
2032 and thereafter	19,998
Total intangible amortization	$38,662

Note 7 – Product Warranty Liability:

A reconciliation of the changes in product warranty liability is as follows:

	Year ended March 31,
	2026	2025
Balance at beginning of year	$786	$806
Warranty accrual acquired	172	—
Expense for product warranties	165	326
Product warranty claims paid	(106)	(346)
Balance at end of year	$1,017	$786

The product warranty liability is included in the line item Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Note 8 - Leases:

The Company leases certain manufacturing facilities, office space, machinery and office equipment. An arrangement is considered to contain a lease if it conveys the right to use and control an identified asset for a period of time in exchange for consideration. If it is determined that an arrangement contains a lease, then a classification of a lease as operating or finance is determined by evaluating the five criteria outlined in the lease accounting guidance at inception. Leases generally have remaining terms of one year to five years, whereas leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The depreciable life of leased assets related to finance leases is limited by the expected term of the lease, unless there is a transfer of title or purchase option that the Company believes is reasonably certain of exercise. Certain leases include options to renew or terminate. Renewal options are exercisable per the discretion of the Company and vary based on the nature of each lease. The term of the lease includes renewal periods only if the Company is reasonably certain that it will exercise the renewal option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the cost of moving to another location, the cost of disrupting operations, whether the purpose or location of the leased asset is unique and the contractual terms associated with extending the lease. The Company’s lease agreements do not contain any residual value guarantees or any material restrictive covenants and the Company does not sublease to any third parties. As of March 31, 2026, the Company did not have any material leases that have been signed but not commenced.

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

The Company has entered into operating leases with companies in which our Executive Chairman holds a majority interest for certain buildings, equipment, and storage units located in Arvada, Colorado. In connection with such leases and rental agreements, the Company made fixed minimum lease payments to the lessor of $1,016, $990 and $952 in fiscal 2026, 2025 and 2024, respectively. Future minimum lease payments under these leases as of March 31, 2026 are $3,786.

The discount rate implicit within the Company's leases is generally not readily determinable, and therefore, the Company uses an incremental borrowing rate in determining the present value of lease payments based on rates available at commencement.

The weighted average remaining lease term and discount rate for finance and operating leases are as follows:

	March 31,
	2026	2025
Finance Leases
Weighted-average remaining lease term in years	1.83	2.83
Weighted-average discount rate	7.75%	7.75%

Operating Leases
Weighted-average remaining lease term in years	3.90	4.94
Weighted-average discount rate	3.71%	3.42%

The components of lease expense are as follows:

	Year Ended March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$13	$13
Interest on lease liabilities	4	6
Operating lease cost	1,655	1,527
Short-term lease cost	58	25
Total lease cost	$1,730	$1,571

Operating lease costs during fiscal 2026, fiscal 2025 and fiscal 2024 were included within Cost of products sold and Selling, general and administrative expenses.

As of March 31, 2026, future minimum payments required under non-cancelable leases are:

	Operating Leases	Finance Leases
2027	$2,036	$26
2028	1,870	21
2029	1,902	—
2030	1,623	—
2031	252	—
Total lease payments	7,683	47

Less – amount representing interest	(534)	(3)
Present value of net minimum lease payments	$7,149	$44

ROU assets obtained in exchange for new operating lease liabilities were $268 and $374 in fiscal 2026 and fiscal 2025, respectively.

Note 9 - Debt:

On October 13, 2023, the Company entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provides a $50,000 line of credit (the "Revolving Credit Facility"). Simultaneous with the close of the acquisition of FlackTek on January 23, 2026, the Company amended the Revolving Credit Facility to increase the limit to $80,000, modify the definition of Consolidated Funded Indebtedness to limit the amount of contingent earn-out liability included to the amount expected to be paid in the next twelve months, as well as permit the incurrence or existence of indebtedness of GIPL arising from any letters of credit, bank guarantees, or other similar obligations in a principal amount not to exceed $5,000, and certain other administrative amendments. The Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of March 31, 2026, there was $13,000 borrowed and $6,111 letters of credit outstanding on the Revolving Credit Facility.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of March 31, 2026, the Company was in compliance with the financial covenants of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin shall be set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of March 31, 2026, the SOFR rate was 3.68%.

The Company is required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum. Any outstanding letters of credit issued under the Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for the SOFR loans. As of March 31, 2026, the amount available under the Revolving Credit Facility was $60,889, subject to the interest and leverage covenants.

In connection with the termination of the old revolving credit facility and term loan on October 13, 2023, with Bank of America, the Company paid $752 in exit costs and recognized an extinguishment charge of $726 in fiscal year ended March 31, 2024.

As of March 31, 2026, $606 letters of credit are outstanding with HSBC Bank USA, N.A and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of March 31, 2026, $224 letters of credit are outstanding with Axis Bank and are cash secured. Additionally, we have a 20,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $549 letters of credit outstanding at March 31, 2026. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. We also have a 445,000 INR bank guaranty line of credit with HSBC Bank, India. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. As of March 31, 2026, $1,680 letters of credit are outstanding at HSBC Bank, India. Total letters of credit outstanding as of March 31, 2026 and March 31, 2025 were $9,170 and $10,997, respectively.

Note 10 - Financial Instruments and Derivative Financial Instruments:

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions, and evaluates the credit worthiness of these financial institutions on a regular basis. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. At March 31, 2026 and 2025, the Company had no significant concentrations of credit risk.

Letters of Credit

The Company has entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At March 31, 2026 and 2025, the Company was contingently liable on outstanding standby letters of credit aggregating $9,170 and $10,997, respectively.

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

Note 11 – Income Taxes:

An analysis of the components of income before provision for income taxes is presented below:

	Year ended March 31,
	2026	2025	2024
United States	$15,038	$14,381	$5,077
Asia	(278)	1,026	497
Income before provision for income taxes	$14,760	$15,407	$5,574

The provision for income taxes consists of:

	Year ended March 31,
	2026	2025	2024
Current:
Federal	$170	$1,387	$1,133
State	154	37	100
Foreign	8	282	257
	332	1,706	1,490
Deferred:
Federal	2,030	5,429	(419)
State	(16)	210	88
Foreign	(124)	25	(106)
Changes in valuation allowance	38	(4,193)	(35)
	1,928	1,471	(472)
Total provision for income taxes	$2,260	$3,177	$1,018

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09, adopted prospectively for the year ended March 31, 2026:

	Year ended March 31, 2026
	Amount	Percent

Provision for income taxes as U.S. federal statutory rate	$3,100	21.0%
State and local income taxes, net of federal income tax effect	139	0.9%
Foreign tax effects	(60)	(0.4)%
Nontaxable or nondeductible items
162(m)	604	4.1%
Share based compensation	(667)	(4.5)%
Other	(31)	(0.2)%
Effect of cross-border tax laws	(30)	(0.2)%
Tax credits
R&D tax credit	(790)	(5.4)%
Other	(5)	—
Effective tax rate	$2,260	15.3%

The reconciliation of the provision calculated using the U.S. federal tax rate with the provision for income taxes presented in the consolidated financial statements is as follows:

	Year ended March 31,
	2025	2024
Provision for income taxes at federal rate	$3,238	$1,170
State taxes	196	156
Charges not deductible for income tax purposes	45	54
Stock based compensation	(382)	(8)
Research and development tax credits	(308)	(327)
Valuation allowance	(4,193)	(35)
Effect of foreign tax rate	50	26
Uncertain tax positions	140	—
Nondeductible fringe benefits	31	30
162(m)	420	105
Foreign withholding tax	9	—
Foreign-derived intangible income deduction	(61)	(134)
Global intangible low-taxed income	—	(20)
Capital loss expiration	4,211	—
Earnout revaluation	(239)	—
Other	20	1
Provision for income taxes	$3,177	$1,018

In accordance with the adoption of ASU 2023-09, the Company paid cash for income taxes, net of refunds, for the year ended March 31, 2026 as follows:

March 31,
2026
U.S. Federal	$(144)
U.S. State and local
New York	(25)
Texas	26
Pennsylvania	42
Other	7
Total U.S. State and local	50
Foreign
China	16
India	42
Total Foreign	58
Total cash paid for income taxes, net of refunds	$(36)

The net deferred income tax asset (liability) recorded in the Consolidated Balance Sheets results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the Company's net deferred income tax asset (liability) follows:

	March 31,
	2026	2025
Depreciation	$(4,796)	$(3,060)
Accrued compensation	377	322
Goodwill	(1,460)	(1,007)
Prepaid pension asset	(1,461)	(1,278)
Compensated absences	695	641
Inventories	669	645
Warranty liability	188	171
Accrued expenses	627	445
Equity-based compensation	633	475
Operating lease assets	(1,574)	(1,460)
Operating lease liabilities	1,686	1,557
Acquisition costs	—	163
Intangible assets	407	71
New York State investment tax credit	1,086	1,048
Research and development cost	179	3,612
Research and development credit carryforward	479	—
Net operating loss carryforwards	2,697	280
Other	(112)	(99)
	320	2,526
Less: Valuation allowance	(1,086)	(1,048)
Net	$(766)	$1,478

Presented as follows:
Noncurrent deferred income tax assets	$131	$1,502
Noncurrent deferred income tax liabilities	(897)	(24)
Net	$(766)	$1,478

Deferred income taxes include the impact of state investment tax credits of $292, which expire from 2030 to 2040 and state investment tax credits of $794, which have an unlimited carryforward period.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management determined that a portion of the deferred tax assets as of March 31, 2026 related to certain state investment tax credits would not be realized and recorded a valuation allowance of $1,086.

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for tax years 2022 through 2025 and examination in state tax jurisdictions for tax years 2021 through 2025. The Company is subject to examination in the People's Republic of China for tax years 2022 through 2025 and in India for tax years 2022 through 2025. The liability for unrecognized tax benefits was $0 at each of March 31, 2026 and 2025.

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

The components of pension cost are:

	Year ended March 31,
	2026	2025	2024
Service cost during the period	$253	$252	$252
Interest cost on projected benefit obligation	1,295	1,292	1,312
Expected return on assets	(1,688)	(1,778)	(1,851)
Amortization of:
Actuarial loss	851	781	843
Net pension cost	$711	$547	$556

The components of net pension cost other than the service cost component are included in Other expense, net in the Consolidated Statements of Operations.

The weighted average actuarial assumptions used to determine net pension cost are:

	Year ended March 31,
	2026	2025	2024
Discount rate	5.53%	5.27%	5.03%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	5.75%	5.75%	5.75%

The expected long-term rate of return is based on the mix of investments that comprise plan assets and external forecasts of future long-term investment returns, historical returns, correlations and market volatilities.

The Company does not expect to make any contributions to the plan during the fiscal year ended March 31, 2026.

Changes in the Company's benefit obligation, plan assets and funded status for the pension plan are presented below:

	Year ended March 31,
	2026	2025
Change in the benefit obligation
Projected benefit obligation at beginning of year	$23,876	$25,042
Service cost	253	252
Interest cost	1,295	1,292
Actuarial gain	(587)	(384)
Benefit payments	(780)	(868)
Liability released through annuity purchase	(1,056)	(1,458)
Projected benefit obligation at end of year	$23,001	$23,876

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$29,826	$31,438
Actual return on plan assets	1,643	714
Benefit and administrative expense payments	(780)	(868)
Annuities purchased	(1,056)	(1,458)
Fair value of plan assets at end of year	$29,633	$29,826

Funded status
Funded status at end of year	$6,633	$5,950
Amount recognized in the Consolidated Balance Sheets	$6,633	$5,950

The weighted average actuarial assumptions used to determine the benefit obligation are:

	March 31,
	2026	2025
Discount rate	5.67%	5.53%
Rate of increase in compensation levels	3.00%	3.00%

During fiscal 2026 and fiscal 2025, the pension plan released liabilities for vested benefits of certain participants through the purchase of nonparticipating annuity contracts with a third-party insurance company. As a result of these transactions, in fiscal 2026 and fiscal 2025, the projected benefit obligation and plan assets decreased $1,056 and $1,458, respectively. The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation as of March 31, 2026 and 2025 was $21,208 and $21,351, respectively. At March 31, 2026 and 2025, the pension plan was fully funded on an accumulated benefit obligation basis.

Amounts recognized in accumulated other comprehensive loss, net of income tax, consist of:

	March 31,
	2026	2025
Net actuarial loss	$5,680	$6,767

The increase in accumulated other comprehensive loss, net of income tax, consists of:

	March 31,
	2026	2025
Net actuarial (gain) loss arising during the year	$(431)	$522
Amortization of actuarial loss	(656)	(602)
	$(1,087)	$(80)

The following benefit payments, which reflect future service, are expected to be paid during the fiscal years ending March 31:

2027	$972
2028	1,042
2029	1,044
2030	1,187
2031	1,506
2032-2036	9,106
Total	$14,857

The weighted average asset allocation of the plan assets by asset category is as follows:

		March 31,
Asset Category	Target Allocation	2026	2025
Equity securities	20%	21%	22%
Debt securities	80%	79%	78%
		100%	100%

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

The fair values of the Company's pension plan assets at March 31, 2026 and 2025, by asset category, are as follows:

		Fair Value Measurements Using
Asset Category	At March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$104	$104	$—	$—

Equity securities:
U.S. companies	4,245	4,245	—	—
International companies	1,950	1,950	—	—

Fixed income:
Corporate bond funds
Long-term	23,334	23,334	—	—
	$29,633	$29,633	$—	$—

		Fair Value Measurements Using
Asset Category	At March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$238	$238	$—	$—

Equity securities:
U.S. companies	4,033	4,033	—	—
International companies	2,549	2,549	—	—

Fixed income:
Corporate bond funds
Long-term	23,006	23,006	—	—
	$29,826	$29,826	$—	$—

The fair value of Level 1 pension assets is obtained by reference to the last quoted price of the respective security on the market which it trades. See Note 1 to the Consolidated Financial Statements.

On February 4, 2003, the Company closed the defined benefit plan to all employees hired on or after January 1, 2003. In place of the defined benefit plan, these employees participate in the Company's domestic defined contribution plan. The Company contributes a fixed percentage of employee compensation to this plan on an annual basis for these employees. The Company's contribution to the defined contribution plan for these employees in fiscal 2026, fiscal 2025 and fiscal 2024 was $1,502, $1,382 and $1,237, respectively.

The Company has an unfunded Supplemental Executive Retirement Plan ("SERP") which provides retirement benefits associated with wages in excess of the legislated qualified plan maximums. Pension expense recorded in fiscal 2026, fiscal 2025, and fiscal 2024 related to this plan was $43, $54 and $54, respectively. The weighted average discount rate used to determine pension expense for this plan was 5.50%, 5.26% and 5.01% for fiscal 2026, fiscal 2025 and fiscal 2024, respectively. The weighted average rate of increase in compensation levels used to develop pension expense for this plan was 3% in each of fiscal 2026, fiscal 2025 and fiscal 2024. At March 31, 2026 and 2025, the projected benefit obligation was $993 and $1,019, respectively, and is included in the caption "Accrued Pension and Postretirement Benefit Liabilities" in the Consolidated Balance Sheets. The amounts recognized in accumulated other comprehensive loss, net of income tax, consist of a net actuarial loss of ($89) at March 31, 2026 and 2025, respectively.

The Company has a domestic defined contribution plan (401(k)) covering substantially all employees. The Company provides matching contributions equal to 100% of the first 3% of an employee's salary deferral and 50% of the next 2% percent of an employee’s salary deferral. Company contributions are immediately vested. Contributions were $2,900 in fiscal 2026, $2,455 in fiscal 2025 and $1,914 in fiscal 2024.

Note 13 - Stock Compensation Plans:

The 2020 Graham Corporation Equity Incentive Plan, as amended (the "2020 Plan") provides for the issuance of 722 shares of common stock in connection with grants of incentive stock options, non-qualified stock options, restricted stock units and stock awards to officers, key employees and outside directors, including 112 shares that became available under the 2020 Plan from the Company's prior plan, the Amended and Restated 2000 Graham Corporation Incentive Plan to increase Shareholder Value (the "2000 Plan"). As of August 11, 2020, the effective date of the 2020 Plan, no further awards will be granted under the 2000 Plan. There were 286 shares available for future grants pursuant to the 2020 Plan at March 31, 2026.

The following grants of restricted stock units ("RSUs") and performance stock units ("PSUs") were awarded:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Year Ended March 31,	Directors	Key Employees	Key Employees	Awarded
2026
Time Vesting RSUs	11	26	—	37
Performance Vesting PSUs	—	—	42	42
2025
Time Vesting RSUs	18	30	8	56
Performance Vesting PSUs	—	—	62	62
2024
Time Vesting RSUs	38	40	—	78
Performance Vesting PSUs	—	—	79	79

(1) Subject to the terms of the applicable award.

Stock-based compensation cost and the related tax benefits were as follows:

	Stock-Based	Related
Year Ended March 31,	Compensation Cost	Tax Benefits
2026	$1,976	$454
2025	1,828	420
2024	1,188	264

As of March 31, 2026, there was $2,535 of total unrecognized stock-based compensation expense related to non-vested restricted stock. The Company expects to recognize this expense over a weighted average period of 1.85 years.

The following table summarizes information about the Company's RSUs and PSUs granted during fiscal 2026, fiscal 2025 and fiscal 2024:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at March 31, 2023	305	$11.09
Granted	157	10.95
Vested	(68)	11.96
Forfeited	(25)	15.29
Non-vested at March 31, 2024	369	11.05
Granted	118	25.75
Vested	(125)	28.21
Non-vested at March 31, 2025	362	14.72
Granted	79	42.85
Vested	(119)	40.74
Forfeited	(60)	8.19
Non-vested at March 31, 2026	262	$25.66	$20,669

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

	Issued from	Stock-Based	Related
Year Ended March 31,	Common Stock	Compensation Cost	Tax Benefits
2026	21	$155	$36
2025	34	129	30
2024	50	91	20

Note 14 – Changes in Accumulated Other Comprehensive Loss:

The changes in accumulated other comprehensive loss by component for fiscal 2026 and fiscal 2025 are:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at March 31, 2024	$(6,776)	$(237)	$(7,013)
Other comprehensive loss before reclassifications	(497)	(79)	(576)
Amounts reclassified from accumulated other comprehensive loss	602	—	602
Net current-period other comprehensive income (loss)	105	(79)	26
Balance at March 31, 2025	(6,671)	(316)	(6,987)
Other comprehensive loss before reclassifications	440	51	491
Amounts reclassified from accumulated other comprehensive loss	647	—	647
Net current-period other comprehensive income	1,087	51	1,138
Balance at March 31, 2026	$(5,584)	$(265)	$(5,849)

The reclassifications out of accumulated other comprehensive loss by component are as follows:

Year ended March 31, 2026

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(840)	(1)
	(840)		Income before provision for income taxes
	(193)		Benefit for income taxes
	$(647)		Net income

Year ended March 31, 2025

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Pension and other postretirement benefit items:
Amortization of unrecognized prior service benefit	$—
Amortization of actuarial loss	(781)	(1)
	(781)		Income before provision for income taxes
	(179)		Benefit for income taxes
	$(602)		Net income

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

The following table provides our results as a reconciliation from consolidated Net income to our consolidated Adjusted EBITDA:

	Years Ended March 31,
	2026	2025	2024
Net income	$12,500	$12,230	$4,556
Acquisition & integration expense (income), net	1,305	(1,170)	432
Equity-based compensation	2,131	1,957	1,279
ERP implementation costs	213	882	241
Debt amendment costs	—	—	781
Employee Retention Tax Credit, net	—	—	(702)
Net interest (income) expense	(257)	(583)	248
Income tax expense	2,260	3,177	1,018
Depreciation & amortization	7,843	5,936	5,432
Adjusted EBITDA	$25,995	$22,429	$13,285

In fiscal 2026, the Company had two customers whose sales amounted to 19% and 16% of total consolidated net sales. In fiscal 2025, the Company had two customers whose sales amounted to 17% and 13% of total consolidated net sales. In fiscal 2024, the Company had two customers whose sales amounted to 16% and 15% of total consolidated net sales. One customer representing such sales was the same customer in fiscal 2026, fiscal 2025 and fiscal 2024.

Note 16 – Purchase of Treasury Stock:

On January 29, 2015, the Company’s Board of Directors authorized a stock repurchase program. Under the stock repurchase program the Company is permitted to repurchase up to $18,000 of its common stock either in the open market or through privately negotiated transactions. Cash on hand has been used to fund all stock repurchases under the program. No shares were purchased under this program in fiscal 2026, fiscal 2025 or fiscal 2024. Under the terms of our credit agreement with Wells Fargo, the Company cannot repurchase shares of its common stock if the Company is in default or if such repurchase would result in an event of default under the credit agreement.

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

During the third quarter of fiscal 2024, the Audit Committee of the Board of Directors, with the assistance of external counsel and forensic professionals, concluded an investigation into a whistleblower complaint received regarding its wholly-owned subsidiary GIPL. The investigation identified evidence supporting the complaint and other misconduct by employees. The other misconduct was over a period of four years, was not deemed to be material, and was isolated to a few employees. All involved employees have been terminated or are no longer with the Company and the Company has implemented remedial actions, including strengthening its compliance program and internal controls. As a result of the investigation, during the third quarter of fiscal 2024, the statutory auditor and bookkeeper of GIPL tendered their resignations and new firms were appointed. The Company has voluntarily reported the findings of its investigation to the appropriate authorities in India, the U.S. Department of Justice, and the Securities and Exchange Commission and will continue to cooperate with those authorities. Although the resolutions of these matters are inherently uncertain, we do not believe any remaining impact will be material to the Company’s overall consolidated results of operations, financial position, or cash flows.

As of March 31, 2026, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Note 18 - Subsequent Events:

On April 14, 2026, the Company entered into a Securities Purchase Agreement with certain accounts advised by T. Rowe Price Investment Management, Inc. pursuant to which the Company agreed to sell an aggregate of 600 shares of common stock, par value of $0.10 per share for $83.36 per share, based upon the 20-day average closing price of the Company's common stock on the New York Stock Exchange on April 13, 2026, for an aggregate gross proceeds of $50,000. The Company utilized $13,000 of the proceeds for debt repayment and is expected to utilize the remaining proceeds to help fund future investment in organic and inorganic growth opportunities.

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

FlackTek Acquisition

On January 23, 2026, we acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"), a privately-owned advanced mixing and material processing solutions. For additional information regarding the acquisition, refer to Note 2 to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Annual Report on Form 10-K. Based on the recent completion of the acquisition and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year form the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include FlackTek, which constituted 13% of total assets, 26% of net assets, and 1% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2026.

We are in the process of implementing our internal control structure over FlackTek and we expect that this effort will be completed during the fiscal year ending March 31, 2027.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and Vice President–Finance and Chief Financial Officer (principal financial officer) we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Graham Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Graham Corporation and subsidiaries (the "Company") as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated June 8, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"), which was acquired on January 23, 2026, and whose financial statements constituted 13% of total assets, 26% of net assets, and 1% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2026. Accordingly, our audit did not include the internal control over financial reporting at FlackTek.

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

June 8, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as otherwise stated specifically in this response to Item 10, the information required by this Item 10 is incorporated herein by reference from the statements under the headings "Election of Directors," "Executive Officers," and "Corporate Governance" contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2026. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference, if necessary, from the information under the heading “Delinquent Section 16(a) Reports” contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2026.

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

Insider Trading Policy. We have adopted insider trading policies and procedures governing the purchase, sale, and/or other transactions in our securities by directors, officers, employees, and consultants or the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Policy”). The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the statements under the headings "Executive Compensation," "Pay Versus Performance,” and "Director Compensation" contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated herein by reference from the statements under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2026.

Securities Authorized for Issuance under Equity Compensation Plans as of March 31, 2026

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	289,882	$—	365,043	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	289,882	$—	365,043

(1) Includes 78,574 shares remaining available under our Employee Stock Purchase Plan

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the statements under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2026.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the statements under the heading "Ratification of the Appointment of our Independent Registered Public Accounting Firm" contained in our proxy statement for our 2026 Annual Meeting of Stockholders, to be filed within 120 days after the year ended March 31, 2026.

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

*#	10.6	Employment Agreement between Graham Corporation and Michael Dixon dated February 5, 2025.
*#	10.7	Employment Agreement between Graham Corporation and William Zmyndak dated February 1, 2026.
*#	10.8	Employment Agreement between Graham Corporation and Matthew Gross dated January 23, 2026.
#	10.9

Form of Indemnification Agreement between Graham Corporation and each of its Directors and Officers is incorporated herein by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 29, 2010.

#	10.10

Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

#	10.11	Amendment to the Graham Corporation Supplemental Executive Retirement Plan is incorporated herein by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 24, 2016.
#	10.12	2020 Graham Corporation Equity Incentive Plan is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020.

#	10.13

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

#	10.24

First Amendment to Credit Agreement, by and among Graham Corporation and Wells Fargo Bank, National Association, dated July 15, 2024, is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

#	10.25

Second Amendment to Credit Agreement, by and among Graham Corporation and Wells Fargo Bank, National Association, dated January 23, 2026, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26, 2026.

#	10.26

Form of Employee Performance Vesting Restricted Stock Unit Agreement is incorporated herein by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

#	10.27

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

#	10.29

Graham Corporation Annual Executive Cash Bonus Program in effect for Company's named executive officers for the fiscal year ending March 31, 2025, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2024.

#	10.30

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2026, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2025.

#	10.31

Graham Corporation Annual Executive Cash Bonus Program in effect for Company’s named executive officers for the fiscal year ending March 31, 2026, is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 6, 2025.

	10.32	Form of Securities Purchase Agreement, dated April 14, 2026, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 2026.

	10.33	Form of Registration Rights Agreement is incorporated herein by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 15, 2026.
(19)	Insider trading policies and procedures
	19.1	Insider Trading Policy of Graham Corporation, is incorporated herein by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the annual period ended March 31, 2025.

(21)	Subsidiaries of the registrant
*	21.1	Subsidiaries of the registrant
(23)	Consents of Experts and Counsel
*	23.1	Consent of Deloitte & Touche LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
*	31.1	Certification of Principal Executive Officer
*	31.2	Certification of Principal Financial Officer
(32)	Section 1350 Certifications
**	32.1	Section 1350 Certifications
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1

Graham Corporation Policy for the Recovery of Erroneously Awarded Compensation, is incorporated herein by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K for the annual period ended March 31, 2024.

(101)	Interactive Data File
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Definitions Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File embedded within the Inline XBRL document
*	Exhibit filed with this report.
**	Exhibit furnished with this report.
#	Management contract or compensatory plan.

GRAHAM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended March 31, 2026
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$630	$(108)	$—	$(327)	$195
Product warranty liability	$786	$165	$172	$(106)	$1,017

Year ended March 31, 2025
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$79	$886	$—	$(335)	$630
Product warranty liability	$806	$326	$—	$(346)	$786

Year ended March 31, 2024
Reserves deducted from the asset to which they apply:
Reserve for doubtful accounts receivable	$1,841	$587	$—	$(2,349)	$79
Product warranty liability	$578	$410	$—	$(182)	$806

Amounts under the column labeled "Charged to Other Accounts" above represents amounts acquired in acquisitions.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAHAM CORPORATION

June 8, 2026	By:	/s/ Christopher J. Thome
Christopher J. Thome
Vice President-Finance, Chief Financial Officer,
Chief Accounting Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Matthew J. Malone	President and Chief Executive Officer and	June 8, 2026
Matthew J. Malone	Director (Principal Executive Officer)

/s/ Christopher J. Thome	Vice President-Finance, Chief Financial Officer,	June 8, 2026
Christopher J. Thome	Chief Accounting Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ James J. Barber	Director	June 8, 2026
James J. Barber

/s/ Mauro Gregorio	Director	June 8, 2026
Mauro Gregorio

/s/ Cari L. Jaroslawsky	Director	June 8, 2026
Cari L. Jaroslawsky

/s/ Jonathan W. Painter	Director and Lead Independent Director	June 8, 2026
Jonathan W. Painter

/s/ Lisa M. Schnorr	Director	June 8, 2026
Lisa M. Schnorr

/s/ Troy A. Stoner	Director	June 8, 2026
Troy A. Stoner

/s/ Daniel J. Thoren	Director and Executive Chairman of the Board	June 8, 2026
Daniel J. Thoren