Form 10-Q
period 2026-06-30
GRAHAM CORP
filed 2026-08-06
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

As of August 4, 2026, there were outstanding 11,737,033 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of June 30, 2026 and March 31, 2026 and for the three months ended June 30, 2026 and 2025

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Net sales	$71,342	$55,487
Cost of products sold	53,541	40,766
Gross profit	17,801	14,721
Other operating expenses and income:
Selling, general and administrative	12,554	9,397
Selling, general and administrative – amortization	507	436
Other operating expense (income), net	588	(76)
Operating income	4,152	4,964
Other expense, net	89	128
Interest income, net	(120)	(177)
Income before provision for income taxes	4,183	5,013
Provision for income taxes	271	418
Net income	$3,912	$4,595
Per share data
Basic:
Net income	$0.34	$0.42
Diluted:
Net income	$0.33	$0.42
Weighted average common shares outstanding:
Basic	11,597	10,927
Diluted	11,710	11,033

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Net income	$3,912	$4,595
Other comprehensive income:
Foreign currency translation adjustment	61	50
Defined benefit pension and other postretirement plans net of income tax expense of $41 and $48, respectively	132	162
Total other comprehensive income	193	212
Total comprehensive income	$4,105	$4,807

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$26,953	$6,580
Trade accounts receivable, net of allowances ($287 and $195 at June 30 and March 31, 2026, respectively)	49,750	33,809
Unbilled revenue	65,884	59,868
Inventories	49,436	50,758
Prepaid expenses and other current assets	5,414	4,255
Income taxes receivable	941	1,184
Total current assets	198,378	156,454
Property, plant and equipment, net	60,747	60,330
Prepaid pension asset	6,669	6,633
Operating lease assets	6,339	6,740
Goodwill	37,326	38,078
Customer relationships, net	15,016	15,372
Technology and technical know-how, net	22,658	23,232
Other intangible assets, net	13,433	13,458
Deferred income tax asset	134	131
Other assets	3,260	3,188
Total assets	$363,960	$323,616
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$24	$23
Accounts payable	24,697	25,740
Accrued compensation	13,142	21,547
Accrued expenses and other current liabilities	8,326	4,728
Customer deposits	113,135	102,421
Operating lease liabilities	1,799	1,806
Income taxes payable	—	5
Total current liabilities	161,123	156,270
Long-term debt	—	13,000
Finance lease obligations	15	21
Operating lease liabilities	4,954	5,343
Deferred income tax liability	1,098	897
Accrued pension and postretirement benefit liabilities	1,144	1,145
Other long-term liabilities	3,430	6,625
Total liabilities	171,764	183,301
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,901 and 11,247 shares issued and 11,727 and 11,073 shares outstanding at June 30 and March 31, 2026, respectively	1,190	1,124
Capital in excess of par value	89,409	41,699
Retained earnings	110,641	106,729
Accumulated other comprehensive loss	(5,656)	(5,849)
Treasury stock (174 shares at June 30 and March 31, 2026)	(3,388)	(3,388)
Total stockholders’ equity	192,196	140,315
Total liabilities and stockholders’ equity	$363,960	$323,616

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Operating activities:
Net income	$3,912	$4,595
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,670	1,024
Amortization of intangible assets	1,050	499
Amortization of actuarial losses	173	210
Equity-based compensation expense	645	532
Loss on disposal or sale of property, plant and equipment	11	—
Change in fair value of contingent consideration	577	(76)
Deferred income taxes	157	262
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	(16,021)	839
Unbilled revenue	(6,021)	(865)
Inventories	1,230	2,642
Prepaid expenses and other current and non-current assets	(1,936)	(167)
Income taxes receivable	237	123
Operating lease assets	366	331
Prepaid pension asset	(36)	(35)
(Decrease) increase in operating liabilities, net of acquisition:
Accounts payable	(592)	(3,322)
Accrued compensation, accrued expenses and other current and non-current liabilities	(8,557)	(7,266)
Customer deposits	10,846	(1,265)
Operating lease liabilities	(360)	(319)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	(1)	(1)
Net cash used by operating activities	(12,650)	(2,259)
Investing activities:
Purchase of property, plant and equipment	(2,609)	(7,004)
Acquisitions, net of cash acquired	1,567	—
Net cash used by investing activities	(1,042)	(7,004)
Financing activities:
Borrowings of debt obligations	—	6,000
Principal repayments on debt	(13,000)	(6,000)
Repayments on financing lease obligations	(87)	(82)
Issuance of common stock	50,000	—
Stock issuance costs	(138)	—
Tax withholdings related to net share settlements of restricted stock units and awards	(2,731)	(1,532)
Net cash provided (used) by financing activities	34,044	(1,614)
Effect of exchange rate changes on cash	21	53
Net increase (decrease) in cash and cash equivalents	20,373	(10,824)
Cash and cash equivalents at beginning of period	6,580	21,577
Cash and cash equivalents at end of period	$26,953	$10,753

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2026	11,247	$1,124	$41,699	$106,729	$(5,849)	$(3,388)	$140,315
Comprehensive income				3,912	193		4,105
Issuance of common stock	600	60	49,802				49,862
Stock units vested	54	6	(2,737)				(2,731)
Recognition of equity-based compensation expense			645				645
Balance at June 30, 2026	11,901	$1,190	$89,409	$110,641	$(5,656)	$(3,388)	$192,196

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2025	11,077	$1,107	$34,616	$94,229	$(6,987)	$(3,388)	$119,577
Comprehensive income				4,595	212		4,807
Stock units vested	73	7	(1,539)				(1,532)
Recognition of equity-based compensation expense			532				532
Balance at June 30, 2025	11,150	$1,114	$33,609	$98,824	$(6,775)	$(3,388)	$123,384

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Unaudited Condensed Consolidated ("Condensed Consolidated") Financial Statements include its wholly-owned subsidiaries located in Arvada, CO, Greenville, SC, Jupiter, FL, Louisville, CO, Suzhou, China and Pune, India at June 30 and March 31, 2026. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2026 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2026. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 ("fiscal 2026"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements. The Company reviewed and evaluated subsequent events through the issuance date of the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2027 ("fiscal 2027").

NOTE 2 - ACQUISITIONS:

FlackTek

On January 23, 2026, the Company acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"), a provider of advanced mixing and material processing solutions. FlackTek's systems are sold to OEMs, research and development centers, defense laboratories, and industrial manufacturers serving adhesives, sealants, functional coatings, composites, electronics, and other advanced materials markets. FlackTek adds a product portfolio with a shared customer base and an installed footprint that extends across the full value chain. Its mixing systems are process-critical and market-agnostic, serving defense, energetics, oil & gas, food, battery, aerospace and space, medical, and other industrial applications where precision, repeatability, and consistency drive value.

This transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their fair value as of the acquisition date. The purchase price of $36,205 was comprised of 76 shares of the Company's common stock, representing a value of $5,678 at a price of $74.89 per share, and cash consideration at close of $26,456, subject to certain potential adjustments, including a customary working capital adjustment. The cash consideration was funded through borrowings on the Company's line of credit. The purchase agreement included a contingent earn-out to earn up to an additional $25,000 in future performance-based cash earnouts over four years beginning with fiscal 2027, based upon achieving progressively increasing adjusted EBITDA performance targets each year. At the acquisition date, a liability of $5,638 was recorded for the contingent earn-out.

The preliminary purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition and the amount exceeding the fair value of $11,092 was recorded as goodwill, which is deductible for tax purposes. During the first quarter of fiscal 2027, the customary working capital adjustments were settled, which resulted in the receipt of $1,567 of cash. The net impact of the settlement of closing working capital, as well as other immaterial measurement period adjustments to the opening balance sheet, resulted in a net reduction of the purchase price of $817 and a reduction of goodwill of $752 during the first quarter of fiscal 2027. Goodwill generated in the acquisition is related to FlackTek's assembled workforce, synergies between the Company’s other operations and FlackTek that are expected to occur as a result of the combined engineering knowledge, the ability of each of the operations to leverage each other’s technology solutions, and the Company’s ability to utilize acquired management's knowledge in providing complementary product offerings to the Company’s customers. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed:

January 23,
2026
Assets acquired:
Cash and cash equivalents	$66
Trade accounts receivable, net of allowances	3,852
Inventories	4,154
Prepaid expenses and other current assets	84
Property, plant & equipment, net	2,030
Operating lease assets	1,448
Goodwill	11,092
Customer relationships	3,400
Technology and technical know-how	13,300
Tradename	6,700
Other long term asset	31
Total assets acquired	46,157
Liabilities assumed:
Accounts payable	2,252
Accrued compensation	646
Accrued expenses and other current liabilities	3,988
Customer deposits	1,618
Operating lease liabilities	1,448
Total liabilities assumed	9,952
Purchase price	$36,205

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

Pro forma information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the FlackTek acquisition had occurred at the beginning of the year ended March 31, 2025:

	Three Months Ended
	June 30,
	2026	2025
Net sales	$71,342	$60,901
Net income	4,171	3,546
Income per share
Basic	$0.36	$0.32
Diluted	$0.36	$0.32

Acquisition contingent earn-out liabilities

A rollforward of contingent earn-out liabilities is as follows:

Balance at March 31, 2026	$6,482
Change in fair value	577
Payments	—
Balance at June 30, 2026	$7,059

The change in the fair value of the contingent earn-out liabilities is included in Other operating expense (income), net in the condensed consolidated statements of operations. Of the balance as of June 30, 2026, $3,967 is included in accrued expenses and other current liabilities and $3,092 is included in other long-term liabilities in the condensed consolidated balance sheet. The balance of $6,482 as of March 31, 2026 is included in other long-term liabilities in the condensed consolidated balance sheet.

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

The following table presents the Company’s revenue disaggregated by market and geographic area:

	Three Months Ended
	June 30,
Market	2026	2025
Defense	$41,383	$29,535
Space	6,287	3,378
Energy & Process	23,672	22,574
Net sales	$71,342	$55,487

Geographic Region
Asia	$1,465	$3,283
Canada	732	3,510
Middle East	3,428	1,346
South America	304	393
U.S.	64,463	46,322
All other	950	633
Net sales	$71,342	$55,487

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

	Three Months Ended
	June 30,
	2026	2025

Revenue recognized over time	77%	80%
Revenue recognized at shipment	23%	20%

The timing of revenue recognition, invoicing and cash collections affect trade accounts receivable, unbilled revenue (contract assets) and customer deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. Unbilled revenue represents revenue on contracts that is recognized over time and exceeds the amount that has been billed to the customer. Unbilled revenue is separately presented in the Condensed Consolidated Balance Sheets. The Company may receive a progress payment from a customer, which is recorded as a customer deposit or have an unconditional right to receive a customer deposit prior to revenue being recognized. Because the performance obligations related to such customer deposits may not have been satisfied, a contract liability is recorded and an offsetting asset of equal amount is recorded as a trade receivable until the deposit is collected. Customer deposits are separately presented in the Condensed Consolidated Balance Sheets. Customer deposits are not considered a significant financing component as they are generally received less than one year before the product is completed or used to procure specific material on a contract, as well as related overhead costs incurred during design and construction.

Net contract assets (liabilities) consisted of the following:

	June 30, 2026	March 31, 2026	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue - contract assets	$65,884	$59,868	$6,016	$34,328	$(28,312)
Customer deposits - contract liabilities	(113,135)	(102,421)	(10,714)	16,363	(27,077)
Net contract (liabilities) assets	$(47,251)	$(42,553)	$(4,698)

Contract liabilities at June 30 and March 31, 2026 include $16,055 and $4,560, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at June 30 and March 31, 2026, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,779 and $2,419 at June 30 and March 31, 2026, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of June 30, 2026, the Company had remaining unsatisfied performance obligations of $557,217. The Company expects to recognize revenue on approximately 35% to 40% of the remaining performance obligations within one year, 20% to 25% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	June 30,	March 31,
	2026	2026
Raw materials and supplies	$9,875	$9,342
Work in process	37,036	39,685
Finished products	2,525	1,731
Total	$49,436	$50,758

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At June 30, 2026
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$19,600	$4,584	$15,016
Technology and technical know-how	9 - 20 years	26,550	3,892	22,658
Tradename	3 years	300	267	33
		$46,450	$8,743	$37,707

Intangibles not subject to amortization:
Goodwill	Indefinite	$37,326	$—	$37,326
Tradename	Indefinite	13,400	—	13,400
		$50,726	$—	$50,726

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2026
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$19,600	$4,228	$15,372
Technology and technical know-how	9 - 20 years	26,550	3,318	23,232
Tradename	3 years	300	242	58
		$46,450	$7,788	$38,662

Intangibles not subject to amortization:
Goodwill	Indefinite	$38,078	$—	$38,078
Tradename	Indefinite	13,400	—	13,400
		$51,478	$—	$51,478

Intangible amortization was $955 and $499 for the three months ended June 30, 2026 and 2025, respectively. Inventory step up amortization of $95 was expensed in the three months ended June 30, 2026. The estimated annual amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2027	$2,824
2028	3,721
2029	3,721
2030	3,721
2031	3,721
2032 and thereafter	19,999
Total intangible amortization	$37,707

The change in the carrying amount of goodwill is as follows:

Three Months Ended
June 30,
2026
Balance at beginning of period	$38,078
Impact of measurement period adjustments of acquisitions (Note 2)	(752)
Balance at end of period	$37,326

NOTE 6 – STOCKHOLDERS' EQUITY AND STOCK COMPENSATION PLANS:

On April 14, 2026, the Company entered into a Securities Purchase Agreement with certain accounts advised by T. Rowe Price Investment Management, Inc. pursuant to which the Company agreed to sell an aggregate of 600 shares of common stock, par value of $0.10 per share for $83.36 per share, based upon the 20-day average closing price of the Company's common stock on the New York Stock Exchange on April 13, 2026, for aggregate gross proceeds of $50,000. The Company utilized $13,000 of the proceeds for debt repayment and is expected to utilize the remaining proceeds to help fund future investment in organic and inorganic growth opportunities.

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

The following grants of time-vesting restricted stock units ("RSUs") and performance-vesting restricted stock units ("PSUs") were awarded during the three months ended June 30, 2026 and 2025:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Three months ended June 30,	Directors	Key Employees	Key Employees	Awarded
2026
Time Vesting RSUs	5	13	—	18
Performance Vesting PSUs	—	1	23	24
2025
Time Vesting RSUs	10	17	—	27
Performance Vesting PSUs	—	—	42	42
(1)
Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of June 30, 2026, a total of 79 shares of common stock remain available to be purchased under the ESPP.

The Company has recognized equity based compensation costs, which are primarily included in selling, general and administrative costs, as follows:

	Three Months Ended
	June 30,
	2026	2025
Restricted stock units	$592	$489
Employee stock purchase plan	53	43
	$645	$532

Income tax benefit recognized	$141	$121

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

	Three Months Ended
	June 30,
	2026	2025
Basic income per share
Numerator:
Net income	$3,912	$4,595
Denominator:
Weighted average common shares outstanding	11,597	10,927
Basic income per share	$0.34	$0.42

Diluted income per share
Numerator:
Net income	$3,912	$4,595
Denominator:
Weighted average common shares outstanding	11,597	10,927
Restricted stock units outstanding	113	106
Weighted average common and potential common shares outstanding	11,710	11,033
Diluted income per share	$0.33	$0.42

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended
	June 30,
	2026	2025
Balance at beginning of period	$1,017	$786
Expense for product warranties	(67)	(2)
Product warranty claims paid	(15)	(53)
Balance at end of period	$935	$731

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	Three Months Ended
	June 30,
	2026	2025
Interest paid	$68	$63
Income taxes paid	126	29
Capital purchases recorded in accounts payable	527	660

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

As of June 30, 2026, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company has entered into operating leases with companies in which one of our Strategic Advisors, whom was previously our Executive Chairman, holds a majority interest, for certain buildings, equipment and storage units located in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $262 and $252 during the three months ended June 30, 2026 and 2025, respectively, and is obligated to make payments of $772 during the remainder of fiscal 2027. Future fixed minimum lease payments under these leases as of June 30, 2026 are $3,530.

NOTE 11 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2022 through 2025 and examination in state tax jurisdictions for the tax years 2021 through 2025. The Company is subject to examination in the People’s Republic of China for tax years 2022 through 2025 and in India for tax years 2022 through 2025. There was no liability for unrecognized tax benefits at either June 30, 2026 or March 31, 2026.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. In addition, the Company continues to explore tax planning opportunities that may have a material impact on its effective tax rate. The Company's effective tax rate in the first quarter of fiscal 2027 was 6.5%, compared with 8.3% in the first quarter of fiscal 2026. This lower effective tax rates in the first quarter of fiscal 2027 and fiscal 2026 in comparison to the statutory rate were primarily due to the discrete tax benefit recognized in those periods related to the vesting of restricted stock units and the Company's improved stock price in comparison to when those units were granted. Additionally, the fiscal 2027 first quarter effective tax rate is lower than the same period of fiscal 2026 due to the higher mix of pre-tax income in lower tax-rate jurisdictions.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2026 and 2025 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2026	$(5,584)	$(265)	$(5,849)
Other comprehensive income before reclassifications	—	61	61
Amounts reclassified from accumulated other comprehensive loss	132	—	132
Net current-period other comprehensive income	132	61	193
Balance at June 30, 2026	$(5,452)	$(204)	$(5,656)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2025	$(6,671)	$(316)	$(6,987)
Other comprehensive income before reclassifications	—	50	50
Amounts reclassified from accumulated other comprehensive loss	162	—	162
Net current-period other comprehensive income	162	50	212
Balance at June 30, 2025	$(6,509)	$(266)	$(6,775)

The reclassifications out of accumulated other comprehensive loss by component for the three months ended June 30, 2026 and 2025 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	June 30,
	2026		2025
Pension and other postretirement benefit items:
Amortization of actuarial loss	$173	(1)	$210	(1)	Income before provision for income taxes
Tax effect	41		48		Provision for income taxes
	$132		$162		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 13 – DEBT:

On October 13, 2023, the Company entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provided a $50,000 line of credit (the "Revolving Credit Facility"). Simultaneous with the close of the acquisition of FlackTek on January 23, 2026, the Company amended the Revolving Credit Facility to increase the limit to $80,000. The Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of June 30, 2026, there was $0 borrowed and $5,520 letters of credit outstanding on the Revolving Credit Facility.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of June 30, 2026, the Company was in compliance with the financial covenants of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin is set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of June 30, 2026, the SOFR rate was 3.68%.

The Company is required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum. Any outstanding letters of credit issued under the Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for the SOFR loans. As of June 30, 2026, the amount available under the Revolving Credit Facility was $74,480, subject to the interest and leverage covenants.

As of June 30, 2026, $394 letters of credit are outstanding with HSBC Bank USA, N.A. and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. Additionally, we have a 20,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $557 letters of credit outstanding as of June 30, 2026. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. We also have a 445,000 INR bank guaranty line of credit with HSBC Bank, India. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. As of June 30, 2026, $1,686 letters of credit are outstanding at HSBC Bank, India.

Total letters of credit outstanding as of June 30, 2026 and March 31, 2026 were $8,157 and $9,170, respectively.

NOTE 14 – SEGMENT INFORMATION:

The Company has one reporting segment as its operating segments meet the requirements for aggregation. The Company and its operating subsidiaries design and manufacture mission critical fluid, power, heat transfer, vacuum and advanced mixing technologies for the Defense, Space, Energy & Process industries. The Company also services and sells spare parts for its equipment. The Company's chief operating decision maker ("CODM") has been identified as its Chief Executive Officer who evaluates performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by our CODM, management, our Board of Directors, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in our industry. In addition, our CODM believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to fund future capital expenditures in the business.

The following table provides our results as a reconciliation from consolidated Net income to our consolidated Adjusted EBITDA:

	Three Months Ended
	June 30,
	2026	2025
Net income	$3,912	$4,595
Acquisition & integration expense (income), net	1,179	(76)
Equity-based compensation	645	532
ERP implementation costs	143	23
Net interest income	(120)	(177)
Income tax expense	271	418
Depreciation & amortization	2,720	1,523
Adjusted EBITDA	$8,750	$6,838

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer, vacuum, and advanced mixing technologies for the Defense, Space, Energy & Process industries. For the Defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, thermal management, and advanced mixing systems. For the Space industry, our equipment is used in propulsion, power, thermal management, advanced mixing, and for life support systems. For the Energy & Process industries we supply equipment for vacuum, heat transfer, advanced mixing, and fluid transfer applications used in oil refining, downstream chemical facilities, fertilizers, ethylene, methanol, edible oil, food & beverage, pulp & paper, medical, and multiple alternative energy applications such as hydrogen, small modular nuclear, concentrated solar, lithium extraction, and geothermal processes.

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

Our corporate headquarters is co-located with our production facilities in Batavia, NY, and we have wholly-owned subsidiaries in Arvada, CO, Greenville, SC, Jupiter, FL, and Louisville, CO and have sales and engineering offices in Houston, TX, Suzhou, China, and Ahmedabad and Pune, India.

Our fiscal year ends on March 31 of each year. We refer to our fiscal year, which ends March 31, 2027, as fiscal 2027. Likewise, we refer to our fiscal year that ended March 31, 2026 and March 31, 2025 as fiscal 2026 and fiscal 2025, respectively.

Acquisition

On January 23, 2026, we acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"), a provider of advanced mixing and material processing solutions. FlackTek's patented technology platform delivers highly repeatable, precision mixing with faster cycle times, minimal entrained air, reduced downtime between batches, consistency in production, and ultimately can achieve higher levels of product homogeneity when compared to traditional bladed methods. FlackTek's systems are used by a global customer base that includes leading original equipment manufacturers ("OEMs"), research and development centers, defense laboratories, and industrial manufacturers serving adhesives, sealants, functional coatings, composites, electronics, and other advanced materials markets. FlackTek adds a proven product portfolio with a shared customer base and an installed footprint that extends across the full value chain. Its mixing systems are process-critical and market-agnostic, serving defense, energetics, oil & gas, food, battery, aerospace and space, medical, and other industrial applications where precision, repeatability, and consistency drive value. With approximately $30,000 in annualized revenue, FlackTek has built a growing installed base that generates recurring demand for consumables, accessories, and services, enhancing revenue visibility and durability.

FlackTek operates as a wholly owned subsidiary of Graham Corporation, maintaining its headquarters in Louisville, CO with a satellite location in Greenville, SC, and will be integrated into our financial, compliance, and operational infrastructure. Under the terms of the transaction, we acquired 100% of the equity of FlackTek for a purchase price of $36,205, which was comprised of cash consideration of $24,889 and 76 shares of our common stock, representing a value of $5,678 at a price of $74.89 per share. The purchase agreement includes the potential to earn an additional $25,000 in future performance-based cash earnouts over four years beginning with fiscal 2027, based upon achieving progressively increasing adjusted EBITDA performance targets each year. At the acquisition date, a liability of $5,638 was recorded for the contingent earn-out.

See Note 2 to the Unaudited Condensed Consolidated ("Condensed Consolidated") Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q (this "Form 10-Q") for additional information.

Summary

Highlights for the three months ended June 30, 2026 include:

•
Net sales for the first quarter of fiscal 2027 were $71,342, up $15,855, or 29%, compared with the first quarter of fiscal 2026, reflecting the strength of our diversified revenue base, as well as the acquisition of FlackTek, which added $6,551 to revenue during the quarter. The increase for the quarter was across multiple markets, including an $11,848, or 40%, increase in sales to the Defense market, primarily due to the timing of project milestones, as well as new programs and growth in existing programs. Sales to the Space market increased $2,909, or 86%, over the prior year first quarter, due to new programs and the ramp up of existing programs, as well as the FlackTek acquisition. Aftermarket sales to the Energy & Process and Defense markets of $9,671 remained strong, increasing 20% over the prior year first quarter.
•
Gross profit and gross profit margin for the first quarter of fiscal 2027 were $17,801 and 25.0%, respectively. The 150 basis point decline in gross profit margin compared to the first quarter of fiscal 2026 reflects the mix of sales in the first quarter of fiscal 2027, and in particular, a higher level of Defense sales and material receipts, which carry a lower profit margin.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the first quarter of fiscal 2027 increased $3,228, or 33%, over the prior year first quarter. Acquisition and integration expenses contributed $602 of the increase compared to the prior year first quarter. Additionally, incremental SG&A from the acquisition of FlackTek accounted for $1,820 of the increase. The remaining increases primarily reflect investments we are making in our people, our processes, and our technology, which we expect to be approximately $2,500 of incremental costs for fiscal 2027, partially offset by a reduction in costs related to the BN Performance Bonus (defined below). In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which could range between $2,000 to $4,000 per year (the "BN Performance Bonus"). The BN Performance Bonus is no longer in effect in fiscal 2027. During the first quarter of fiscal 2026, we recorded $1,076 related to the BN Performance Bonus inclusive of applicable payroll taxes and no expense was recorded in the first quarter of fiscal 2027.
•
Net income and income per diluted share for the first quarter of fiscal 2027 were $3,912 and $0.33 per share, respectively, compared to net income and income per diluted share of $4,595 and $0.42 per share, respectively, for the first quarter of fiscal 2026. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2027 were $5,738 and $0.49 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $4,938 and $0.45 per share, respectively, for the first quarter of fiscal 2026, an increase of 16% and 9%, respectively. Similarly, adjusted EBITDA (defined below) for the first quarter of fiscal 2027 was $8,750 compared to $6,838 for the same period of fiscal 2026, an increase of 28%. See "Non-GAAP Measures" below for a reconciliation of adjusted net income, adjusted net income per diluted share, and adjusted EBITDA to the comparable GAAP amount.
•
Orders in the first quarter of fiscal 2027 were $95,850 or 1.3x net sales. These orders drove backlog to a record $557,217 as of June 30, 2026. Orders for the first quarter of fiscal 2027 included $61,828 of new and follow-on orders to the Defense market to support the U.S. Navy's Columbia and Virginia Class Submarine programs, as well as to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo. We believe this order activity supports our position as a trusted supplier to the U.S. Navy and allied defense programs. For additional information on these key performance indicators see "Orders, Backlog, and Book-to-Bill Ratio" below.
•
Space orders for the first quarter of fiscal 2027 totaled $14,366 or 2.3x net Space sales for the quarter. Aftermarket orders for the Energy & Process and Defense markets remained strong in the first quarter of fiscal 2027, increasing 5% to $10,899. Orders for large capital projects for the Energy & Process market remained slow during the quarter. FlackTek contributed $13,150 to orders during the quarter or 2.0x net FlackTek sales and was across all our markets. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size. First quarter of fiscal 2026 orders included $86,500 of follow-on orders to support the U.S. Navy's Virginia Class Submarine program. For additional information on this key performance indicator see "Orders, Backlog, and Book-to-Bill Ratio" below.
•
On April 14, 2026, we entered into a Securities Purchase Agreement with certain accounts advised by T. Rowe Price Investment Management, Inc. pursuant to which we agreed to sell an aggregate of 600 shares of common stock, par value of $0.10 per share for $83.36 per share, based upon the 20-day average closing price of the Company's common stock on the New York Stock Exchange on April 13, 2026, for aggregate gross proceeds of $50,000. We utilized $13,000 of the proceeds for debt repayment and are expected to utilize the remaining proceeds to help fund future investment in organic and inorganic growth opportunities. As a result, Cash and cash equivalents at June 30, 2026 were $26,953, compared with $6,580 at March 31, 2026. Net cash used by operating activities was $12,650 during the first quarter of fiscal 2027, primarily due to the timing of billing and collection of accounts receivable and unbilled revenue and customer deposits, as well as the payment of fiscal 2026 bonuses during the quarter, including the BN Performance Bonus of $4,300, partially offset by cash net income.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "intend," "expect," "plan," "goal," "predict," "project," "outlook," "potential," "will," "future," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including, but not limited to, those described in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for fiscal 2026 and elsewhere in the reports we file with the SEC. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

All forward-looking statements included in this Form 10-Q are made only as of the date indicated or as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update or announce any revisions to forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Current Market Conditions

Defense - Demand for our equipment and systems for the Defense industry is expected to remain strong and continue to expand, based on Defense budget plans, accelerated ship build schedules due to geopolitical tensions, and the projected build schedule of submarines, aircraft carriers and undersea propulsion and power systems that we provide solutions for. In addition to U.S. Navy applications, we also provide specialty pumps, turbines, compressors, and controllers for various fluid and thermal management systems, radar, laser, electronics, and power systems, as well as advanced mixing systems for energetics. We have built a leading position, and in most instances a sole source position, for certain systems and equipment for the Defense industry, which helps protect us from outside competition. We believe that we have become a strategic supplier to the Defense industry through our ability to provide quality products and meet our customers accelerated delivery schedules, which in turn may lead to awards for components on new programs, as well as additional content on the programs we already supply.

Space - Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial Space/Aerospace markets. The commercial Space market has grown and evolved rapidly, and we provide full life-cycle support for rocket engine turbopump systems and components, as well as advanced mixing systems to many of the industry leading launch providers and for satellites. We expect that in the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery and advanced mixing systems will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small, power dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market. Sales and orders to the Space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. As a result, future revenue and growth in this market can be uncertain due to high dependency on launch provider commercialization, timing, and success.

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

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the Defense market, which comprised 84% of our total backlog at June 30, 2026.

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

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	June 30,
	2026	2025
Net sales	$71,342	$55,487
Gross profit	$17,801	$14,721
Gross profit margin	25.0%	26.5%
SG&A expenses	$13,061	$9,833
SG&A as a percent of sales	18.3%	17.7%
Net income	$3,912	$4,595
Income per diluted share	$0.33	$0.42

The following tables provide our net sales by market and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended
	June 30,				Change
Market	2026	%	2025	%	$	%
Defense	$41,383	58%	$29,535	53%	$11,848	40%
Space	6,287	9%	3,378	6%	2,909	86%
Energy & Process	23,672	33%	22,574	41%	1,098	5%
Net sales	$71,342	100%	$55,487	100%	$15,855	29%

Geographic Region
United States	$64,463	90%	$46,322	83%	$18,141	39%
International	6,879	10%	9,165	17%	(2,286)	(25%)
Net sales	$71,342	100%	$55,487	100%	$15,855	29%

Net sales for the first quarter of fiscal 2027 were $71,342, up $15,855, or 29% compared with the first quarter of fiscal 2026, reflecting the strength of our diversified revenue base as well as the acquisition of FlackTek, which added $6,551 to net sales in the quarter. The increase for the quarter was across multiple markets, including an $11,848, or 40%, increase in sales in the Defense market, primarily due to timing of project milestones, as well as new programs and growth in existing programs. Sales to the Space market increased $2,909, or 86%, over the prior year first quarter, due to new programs and the ramp up of existing programs, as well as the FlackTek acquisition. Sales to the Energy & Process markets increased $1,098, or 5%, as increases in Aftermarket sales and contributions from FlackTek were partially offset by push outs on large capital project activity. Aftermarket sales to the Energy & Process and Defense markets of $9,671 remained strong, increasing 20% over the prior year first quarter.

Domestic sales as a percentage of net sales increased to 90% in the first quarter of fiscal 2027 compared with 83% in the first quarter of fiscal 2026. These sales were primarily to the U.S. Defense market, which represented 58% of net sales for the first quarter of fiscal 2027 compared to 53% in the prior year period. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders, Backlog, and Book-to-Bill Ratio" below.

Gross profit and margin for the first quarter of fiscal 2027 was $17,801 and 25.0%, respectively. The 150 basis point decline in gross profit margin over the prior year first quarter reflects the mix of sales, and in particular, a higher level of Defense sales and material receipts, which carry a lower profit margin.

Changes in SG&A expense, including amortization expense, for the first quarter of fiscal 2027 versus the comparable prior year period are as follows:

Change FY27 vs. FY26
Personnel costs	$665
Acquisition & integration expense	602
FlackTek	1,820
Performance-based compensation	(14)
Professional fees	(182)
Equity-based compensation	113
ERP implementation costs	120
IT-related costs	610
Bad debt expense	67
BN Performance Bonus	(1,076)
All other	503
Total SG&A change	$3,228

The increase in SG&A is primarily driven by the incremental SG&A from the acquisition of FlackTek, which accounted for $1,820 of the increase, and acquisition and integration expenses, which contributed $602 of the increase compared to the prior year first quarter. The remaining increases in SG&A expenses primarily reflect investments we are making in our people, our processes, and our technology, which we expect to be approximately $2,500 of incremental costs for fiscal 2027, partially offset by a reduction to the BN Performance Bonus. In connection with the acquisition of Barber-Nichols, LLC ("BN"), we entered into a Performance Bonus

Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which could range between $2,000 to $4,000 per year. The BN Performance Bonus is no longer in effect in fiscal 2027. During the first quarter of fiscal 2026, we recorded $1,076 related to the BN Performance Bonus inclusive of applicable payroll taxes and no expense was recorded for the first quarter of fiscal 2027.

Net interest income for the first quarter of fiscal 2027 was $120 compared with $177 in the first quarter of fiscal 2026 primarily due to higher average debt levels in the first quarter of fiscal 2027 due to borrowings to fund the FlackTek acquisition, which were fully paid down during the first quarter of fiscal 2027.

Our effective tax rate in the first quarter of fiscal 2027 was 6.5%, compared with 8.3% in the first quarter of fiscal 2026. The lower effective tax rates in the first quarter of fiscal 2027 and fiscal 2026 in comparison to the statutory rate were primarily due to the discrete tax benefit recognized in those periods related to the vesting of restricted stock units and the Company's improved stock price in comparison to when those units were granted. Additionally, the fiscal 2027 first quarter effective tax rate is lower than the same period of fiscal 2026 due to a higher mix of pre-tax income in lower tax-rate jurisdictions. Our effective tax rate for fiscal 2027 is expected to be between 18% and 20%, as the impact of these discrete tax items on our effective tax rate will lessen over the course of the year.

The net result of the above is that net income and income per diluted share for the first quarter of fiscal 2027 were $3,912 and $0.33 per share, respectively, compared to $4,595 and $0.42 per share, respectively, for the first quarter of fiscal 2026. Adjusted net income and adjusted net income per diluted share for the first quarter of fiscal 2027 were $5,738 and $0.49 per share, respectively, compared with adjusted net income and adjusted net income per diluted share of $4,938 and $0.45 per share, respectively, for the first quarter of fiscal 2026, an increase of 16% and 9%, respectively. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP (defined below) amount.

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

Adjusted EBITDA excludes charges for depreciation, amortization, interest (income) expense, income taxes, acquisition & integration related expenses (income), equity-based compensation, ERP implementation costs, and other unusual/nonrecurring items. Adjusted net income and adjusted net income per diluted share exclude intangible amortization, acquisition & integration related expenses (income), ERP implementation costs, other unusual/nonrecurring items, and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income, and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended
	June 30,
	2026	2025
Net income	$3,912	$4,595
Acquisition & integration expense (income), net	1,179	(76)
Equity-based compensation	645	532
ERP implementation costs	143	23
Net interest income	(120)	(177)
Income tax expense	271	418
Depreciation & amortization	2,720	1,523
Adjusted EBITDA	$8,750	$6,838

Net Sales	71,342	55,487
Net income as a % of revenue	5.5%	8.3%
Adjusted EBITDA as a % of revenue	12.3%	12.3%

	Three Months Ended
	June 30,
	2026	2025
Net income	$3,912	$4,595
Acquisition & integration expense (income), net	1,179	(76)
Amortization of intangible assets	1,050	499
ERP implementation costs	143	23
Tax impact of adjustments(1)	(546)	(103)
Adjusted net income	$5,738	$4,938

GAAP net income per diluted share	$0.33	$0.42
Adjusted net income per diluted share	$0.49	$0.45
Diluted weighted average common shares outstanding	11,710	11,033

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Acquisition & integration expense (income), net are incremental costs that are directly related to, and as a result of, acquisition related activity and the subsequent accounting for the contingent earn-out liabilities. These costs (income) may include, among other things, professional, consulting, travel expenses, and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented at our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	June 30,	March 31,
	2026	2026
Cash and cash equivalents	$26,953	$6,580
Working capital (1)	37,255	184
Working capital ratio(1)	1.2	1.0

(1) Working capital equals current assets minus current liabilities; Working capital ratio equals current assets divided by current liabilities.

Net cash used by operating activities for the first quarter of fiscal 2027 was $12,650, compared to net cash used by operating activities of $2,259 for the same period in fiscal 2026. Cash flow used by operations during the first quarter of fiscal 2027 was primarily driven by the payment of fiscal 2026 bonuses during the quarter, including the BN Performance Bonus of $4,300, and the timing of billing and collection of unbilled revenue and customer deposits, partially offset by cash net income.

Capital expenditures for the first quarter of fiscal 2027 were $2,609 compared to $7,004 for the comparable period in fiscal 2026 due to timing of major capital expenditure projects. Capital expenditures for the first quarter of fiscal 2027 relate to machinery and equipment, buildings, and leasehold improvements to support our growth and productivity improvement initiatives.

Capital expenditures for fiscal 2027 are expected to be between $18,000 and $22,000 and relate to continued investing in automation, advanced manufacturing capacity and capabilities, our technology, and strategic growth initiatives intended to support long-term scalable growth and margin expansion, and are expected to generate returns on invested capital above 20%. We estimate that our maintenance capital spend is approximately $2,500 per year. For the next several years we expect capital expenditures to be approximately 7% to 10% of sales each year as we continue to invest in our business in order to support our long-term organic growth goals.

On April 14, 2026, we entered into a Securities Purchase Agreement with certain accounts advised by T. Rowe Price Investment Management, Inc. pursuant to which we agreed to sell an aggregate of 600 shares of common stock, par value $0.10 per share for $83.36 per share, based upon the 20-day average closing price of the Company's common stock on the New York Stock Exchange on April 13, 2026, for aggregate gross proceeds of $50,000. We utilized $13,000 of the proceeds for debt repayment and are expected to utilize the remaining proceeds to help fund future investment in organic and inorganic growth opportunities.

Cash and cash equivalents were $26,953 at June 30, 2026 compared with $6,580 at March 31, 2026, up $20,373 primarily due to cash provided by financing activities, partially offset by cash used by operations as discussed above. At June 30, 2026, approximately $394 of our cash and cash equivalents is used to secure our letters of credit and $5,862 of our cash is held by our China and India subsidiaries.

On October 13, 2023, we entered into a five-year revolving credit facility with Wells Fargo that provides a $50,000 line of credit (the "Revolving Credit Facility"). Simultaneous with the close of the FlackTek acquisition on January 23, 2026, we amended our Revolving Credit Facility to increase the limit to $80,000. As of June 30, 2026, there were no borrowings and $5,520 letters of credit outstanding on the Revolving Credit Facility and the amount available to borrow was $74,480, subject to interest and leverage covenants.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which requires us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of June 30, 2026, we were in compliance with the financial covenants of the Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the Revolving Credit Facility was 0.4x.

The Revolving Credit Facility contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the three months ended June 30, 2026 or during fiscal 2026 and we currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

We did not have any off-balance sheet arrangements as of June 30, 2026 and March 31, 2026, other than letters of credit incurred in the ordinary course of business.

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

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended
	June 30,				Change
Market	2026	%	2025	%	$	%
Defense	$61,828	65%	$106,690	85%	$(44,862)	-42%
Space	14,366	15%	413	-	13,953	n/a
Energy & Process	19,656	20%	18,795	15%	861	5%
Total orders	$95,850	100%	$125,898	100%	$(30,048)	-24%
Book-to-Bill Ratio	1.3		2.3

Geographic Region
United States	$91,669	96%	$122,492	97%	$(30,823)	-25%
International	4,181	4%	3,406	3%	775	23%
Total orders	$95,850	100%	$125,898	100%	$(30,048)	-24%

Orders booked in the first quarter of fiscal 2027 were $95,850 or 1.3x net sales for the quarter. Orders for the first quarter of fiscal 2027 included $61,828 of new and follow-on orders to the Defense market to support the U.S. Navy's Columbia and Virginia Class Submarine programs, as well as to provide mission-critical hardware for the MK48 Mod 7 Heavyweight Torpedo. We believe this order activity supports our position as a trusted supplier to the U.S. Navy and allied defense programs. Space orders for the first quarter of fiscal 2027 totaled $14,366 or 2.3x net Space sales for the quarter. Aftermarket orders for the Energy & Process and Defense markets remained strong in the first quarter of fiscal 2027, increasing 5% to $10,899. Orders for large capital projects for the Energy & Process market remained slow during the quarter. FlackTek contributed $13,150 to orders during the quarter, or 2.0x net FlackTek sales. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size.

Orders to the U.S. represented 96% of total orders for the first quarter of fiscal 2027 compared to 97% in the first quarter of fiscal 2026. These orders were primarily to the defense market which represented 65% of orders for the first quarter of fiscal 2027 and are U.S. based.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	June 30,		June 30,		Change
Market	2026	%	2025	%	$	%
Defense	$470,496	84%	$417,768	87%	$52,728	13%
Space	45,295	8%	13,117	3%	32,178	245%
Energy & Process	41,426	7%	51,975	11%	(10,549)	-20%
Total backlog	$557,217	100%	$482,860	100%	$74,357	15%

Backlog was $557,217 at June 30, 2026, a 15% increase over the prior year period. We expect to recognize revenue on approximately 35% to 40% of the backlog within one year, 20% to 25% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the defense industry, specifically the U.S. Navy, that have a long conversion cycle (up to six years).

Outlook

Based upon the results for the first quarter of fiscal 2027, as well as our expectations for the remainder of the fiscal year, we are reiterating our full year fiscal 2027 guidance provided earlier this year as follows ($ in thousands):

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

(3) Excludes net interest (income) expense, income taxes, depreciation and amortization from net income, as well as approximately $5,500 to $6,500 of equity-based compensation, net acquisition & integration costs, and ERP conversion costs.

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

We have made significant progress with the advancements in our business, which we believe puts us on schedule in achieving our fiscal 2029 goals of 8% to 10% average annualized organic revenue growth and adjusted EBITDA margins of 14% to 16%.

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

As of June 30, 2026, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Critical Accounting Policies, Estimates, and Judgments

Our Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that the most critical accounting estimates used in the preparation of our Condensed Consolidated Financial Statements relate to labor hour estimates, total cost, and establishment of operational milestones, which are used to recognize revenue over time, accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably estimated, and accounting for business combinations and intangible assets. For further information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" included in our Annual Report on Form 10-K for the year ended March 31, 2026.

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

Foreign Currency

International consolidated sales for the first three months of fiscal 2027 were 10% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In each of the first three months of fiscal 2027 and fiscal 2026, substantially all sales by us and our wholly owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB, or India INR). For the first three months of fiscal 2027, foreign currency exchange rate fluctuations increased our cash balances by $21 primarily due to the weakening of the U.S. dollar relative to the Chinese RMB offset by strengthening of the U.S. dollar relative to the India INR.

We have limited exposure to foreign currency purchases. In the first three months of fiscal 2027, our purchases in foreign currencies represented approximately 2% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange contracts were not used in the periods being reported in this Form 10-Q and as of June 30, 2026 and March 31, 2026, we held no forward foreign currency contracts.

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

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our Revolving Credit Facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of June 30, 2026, we had no variable rate debt outstanding on our Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

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

FlackTek Acquisition

On January 23, 2026, we acquired FlackTek Manufacturing, LLC and FlackTek Sales, LLC (collectively, "FlackTek"), a provider of advanced mixing and material processing solutions. For additional information regarding the acquisition, refer to Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 in this Form 10-Q. Based on the recent completion of the acquisition and, pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the acquisition date, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include FlackTek.

We are in the process of implementing our internal control structure over FlackTek and we expect that this effort will be completed during the year ending March 31, 2027.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part 1 – Item 1A of the Company’s Form 10-K for the fiscal year ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer

None.

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the three months ended June 30, 2026 or during fiscal 2026 and we currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10)	Material Contracts

	10.1	Form of Securities Purchase Agreement, dated April 14, 2026, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2026.

	10.2	Form of Registration Rights Agreement, is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 15, 2026.

#	10.3

Graham Corporation Annual Stock-Based Long-Term Incentive Award Plan for Senior Executives in effect for the fiscal year ending March 31, 2027, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2026.

#	10.4

Graham Corporation Annual Executive Cash Bonus Program in effect for Company’s named executive officers for the fiscal year ending March 31, 2027, is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 5, 2026.

10.5

Transition and Retirement Agreement, dated June 15, 2026, between Graham Corporation and Daniel J. Thoren, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2026.

10.6

Transition and Retirement Agreement, dated June 15, 2026, between Graham Corporation and Alan E. Smith, is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 17, 2026.

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

Date: August 6, 2026