Form 10-Q
period 2026-09-30
GRAHAM CORP
filed 2026-11-05
CIK 716314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

As of November 5, 2026, there were outstanding 11,737,969 shares of the registrant’s common stock, par value $0.10 per share.

Graham Corporation and Subsidiaries

Index to Form 10-Q

As of September 30, 2026 and March 31, 2026 and for the three and six months ended September 30, 2026 and 2025

GRAHAM CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$69,760	$66,027	$141,102	$121,514
Cost of products sold	50,087	51,721	103,628	92,487
Gross profit	19,673	14,306	37,474	29,027
Other operating expenses and income:
Selling, general and administrative	13,146	9,789	25,700	19,186
Selling, general and administrative – amortization	507	437	1,014	873
Other operating expense (income), net	188	(191)	776	(267)
Operating income	5,832	4,271	9,984	9,235
Other expense, net	88	116	177	244
Interest income, net	(226)	(68)	(346)	(245)
Income before provision for income taxes	5,970	4,223	10,153	9,236
Provision for income taxes	1,333	1,133	1,604	1,551
Net income	$4,637	$3,090	$8,549	$7,685
Per share data
Basic:
Net income	$0.40	$0.28	$0.73	$0.70
Diluted:
Net income	$0.39	$0.28	$0.73	$0.69
Weighted average common shares outstanding:
Basic	11,734	10,985	11,666	10,956
Diluted	11,855	11,135	11,779	11,083

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$4,637	$3,090	$8,549	$7,685
Other comprehensive income:
Foreign currency translation adjustment	37	(56)	98	(6)
Defined benefit pension and other postretirement plans net of income tax expense of $41 and $49 for the three months ended September 30, 2026 and 2025, respectively, and $82 and $97 for the six months ended September 30, 2026 and 2025, respectively	132	161	264	323
Total other comprehensive income	169	105	362	317
Total comprehensive income	$4,806	$3,195	$8,911	$8,002

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$71,427	$6,580
Trade accounts receivable, net of allowances ($244 and $195 at September 30 and March 31, 2026, respectively)	45,778	33,809
Unbilled revenue	44,515	59,868
Inventories	55,369	50,758
Prepaid expenses and other current assets	5,271	4,255
Income taxes receivable	33	1,184
Total current assets	222,393	156,454
Property, plant and equipment, net	61,538	60,330
Prepaid pension asset	6,706	6,633
Operating lease assets	5,983	6,740
Goodwill	37,326	38,078
Customer relationships, net	14,660	15,372
Technology and technical know-how, net	22,083	23,232
Other intangible assets, net	13,408	13,458
Deferred income tax asset	209	131
Other assets	3,326	3,188
Total assets	$387,632	$323,616
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance lease obligations	$24	$23
Accounts payable	23,999	25,740
Accrued compensation	15,614	21,547
Accrued expenses and other current liabilities	7,676	4,728
Customer deposits	129,655	102,421
Operating lease liabilities	1,807	1,806
Income taxes payable	416	5
Total current liabilities	179,191	156,270
Long-term debt	—	13,000
Finance lease obligations	8	21
Operating lease liabilities	4,587	5,343
Deferred income tax liability	962	897
Accrued pension and postretirement benefit liabilities	1,143	1,145
Other long-term liabilities	3,440	6,625
Total liabilities	189,331	183,301
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500 shares authorized	—	—
Common stock, $0.10 par value, 25,500 shares authorized, 11,912 and 11,247 shares issued and 11,738 and 11,073 shares outstanding at September 30 and March 31, 2026, respectively	1,191	1,124
Capital in excess of par value	90,707	41,699
Retained earnings	115,278	106,729
Accumulated other comprehensive loss	(5,487)	(5,849)
Treasury stock (174 shares at September 30 and March 31, 2026)	(3,388)	(3,388)
Total stockholders’ equity	198,301	140,315
Total liabilities and stockholders’ equity	$387,632	$323,616

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	September 30,
	2026	2025
Operating activities:
Net income	$8,549	$7,685
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	3,455	2,171
Amortization of intangible assets	2,006	997
Adjustments for credit reserves	—	400
Amortization of actuarial losses	346	420
Equity-based compensation expense	1,427	1,085
(Gain) loss on disposal or sale of property, plant and equipment	(22)	1
Change in fair value of contingent consideration	798	(267)
Deferred income taxes	(99)	191
(Increase) decrease in operating assets, net of acquisition:
Accounts receivable	(12,034)	(7,104)
Unbilled revenue	15,331	(11,639)
Inventories	(4,703)	(2,400)
Prepaid expenses and other current and non-current assets	(1,374)	(377)
Income taxes receivable	1,151	1,243
Operating lease assets	768	664
Prepaid pension asset	(74)	(70)
(Decrease) increase in operating liabilities, net of acquisition:
Accounts payable	(1,599)	2,699
Accrued compensation, accrued expenses and other current and non-current liabilities	(6,865)	(4,667)
Customer deposits	27,367	20,853
Income taxes payable	410	90
Operating lease liabilities	(766)	(650)
Long-term portion of accrued compensation, accrued pension and postretirement benefit liabilities	(2)	(1)
Net cash provided by operating activities	34,070	11,324
Investing activities:
Purchase of property, plant and equipment	(4,855)	(11,148)
Acquisitions, net of cash acquired	1,058	—
Net cash used by investing activities	(3,797)	(11,148)
Financing activities:
Borrowings of debt obligations	—	8,000
Principal repayments on debt	(13,000)	(8,000)
Repayments on financing lease obligations	(175)	(165)
Issuance of common stock	50,517	458
Stock issuance costs	(138)	—
Tax withholdings related to net share settlements of restricted stock units and awards	(2,731)	(1,532)
Net cash provided (used) by financing activities	34,473	(1,239)
Effect of exchange rate changes on cash	101	65
Net increase (decrease) in cash and cash equivalents	64,847	(998)
Cash and cash equivalents at beginning of period	6,580	21,577
Cash and cash equivalents at end of period	$71,427	$20,579

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2026	11,247	$1,124	$41,699	$106,729	$(5,849)	$(3,388)	$140,315
Comprehensive income				3,912	193		4,105
Issuance of shares	600	60	49,802				49,862
Stock units vested	54	6	(2,737)				(2,731)
Recognition of equity-based compensation expense			645				645
Balance at June 30, 2026	11,901	$1,190	$89,409	$110,641	$(5,656)	$(3,388)	$192,196
Comprehensive income				4,637	169		4,806
Issuance of shares	11	1	516				517
Recognition of equity-based compensation expense			782				782
Balance at September 30, 2026	11,912	$1,191	$90,707	$115,278	$(5,487)	$(3,388)	$198,301

	Common Stock		Capital in		Accumulated Other		Total
		Par	Excess of	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Value	Par Value	Earnings	Loss	Stock	Equity
Balance at April 1, 2025	11,077	$1,107	$34,616	$94,229	$(6,987)	$(3,388)	$119,577
Comprehensive income				4,595	212		4,807
Stock units vested	73	7	(1,539)				(1,532)
Recognition of equity-based compensation expense			532				532
Balance at June 30, 2025	11,150	$1,114	$33,609	$98,824	$(6,775)	$(3,388)	$123,384
Comprehensive income				3,090	105		3,195
Issuance of shares	12	2	456				458
Recognition of equity-based compensation expense			553				553
Balance at September 30, 2025	11,162	$1,116	$34,618	$101,914	$(6,670)	$(3,388)	$127,590

See Notes to Condensed Consolidated Financial Statements.

GRAHAM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:

Graham Corporation's (the "Company's") Unaudited Condensed Consolidated ("Condensed Consolidated") Financial Statements include its wholly-owned subsidiaries located in Arvada, CO, Greenville, SC, Jupiter, FL, Louisville, CO, Suzhou, China and Pune, India at September 30 and March 31, 2026. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the U.S. Securities and Exchange Commission. The Company's Condensed Consolidated Financial Statements do not include all information and notes required by GAAP for complete financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2026 presented herein was derived from the Company’s audited Consolidated Balance Sheet as of March 31, 2026. For additional information, please refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 ("fiscal 2026"). In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation, have been included in the Company's Condensed Consolidated Financial Statements. The Company reviewed and evaluated subsequent events through the issuance date of the Company's Condensed Consolidated Financial Statements.

The Company's results of operations and cash flows for the three and six months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the current fiscal year, which ends March 31, 2027 ("fiscal 2027").

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

Pro forma information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the FlackTek acquisition had occurred at the beginning of the year ended March 31, 2025:

	Six Months Ended
	September 30,
	2026	2025
Net sales	$141,102	$132,427
Net income	8,861	5,812
Income per share
Basic	$0.76	$0.53
Diluted	$0.75	$0.52

Acquisition contingent earn-out liabilities

A rollforward of contingent earn-out liabilities is as follows:

Balance at March 31, 2026	$6,482
Change in fair value	798
Payments	—
Balance at September 30, 2026	$7,280

The change in the fair value of the contingent earn-out liabilities is included in Other operating expense (income), net in the condensed consolidated statements of operations. Of the balance as of September 30, 2026, $4,093 is included in accrued expenses and other current liabilities and $3,187 is included in other long-term liabilities in the condensed consolidated balance sheet. The balance of $6,482 as of March 31, 2026 is included in other long-term liabilities in the condensed consolidated balance sheet.

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

The following table presents the Company’s revenue disaggregated by market and geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Market	2026	2025	2026	2025
Defense	$45,827	$40,750	$87,210	$70,285
Space	6,373	3,999	12,660	7,377
Energy & Process	17,560	21,278	41,232	43,852
Net sales	$69,760	$66,027	$141,102	$121,514

Geographic Region
Asia	$431	$4,452	$1,896	$7,735
Canada	853	3,617	1,585	7,127
Middle East	2,239	1,770	5,667	3,116
South America	332	58	636	451
U.S.	64,811	55,098	129,274	101,420
All other	1,094	1,032	2,044	1,665
Net sales	$69,760	$66,027	$141,102	$121,514

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

The Company recognizes revenue over time when contract performance results in the creation of a product for which the Company does not have an alternative use and the contract includes an enforceable right to payment in an amount that corresponds directly with the value of the performance completed. To measure progress towards completion on performance obligations for which revenue is recognized over time, the Company utilizes an input method based upon a ratio of direct labor hours incurred to date to management’s estimate of the total labor hours to be incurred on each contract, an input method based upon a ratio of total contract costs incurred to date to management’s estimate of the total contract costs to be incurred or an output method based upon completion of operational milestones, depending upon the nature of the contract. The Company has established the systems and procedures essential to developing the estimates required to account for performance obligations over time. These procedures include monthly review by management of costs incurred, progress towards completion, identified risks and opportunities, sourcing determinations, changes in estimates of costs yet to be incurred, availability of materials, and execution by subcontractors. Sales and earnings are adjusted on a cumulative catch-up basis in current accounting periods based on revisions in the contract value due to pricing changes and estimated costs at completion.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue recognized over time	74%	83%	76%	82%
Revenue recognized at shipment	26%	17%	24%	18%

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2026	March 31, 2026	Change	Change due to revenue recognized	Change due to invoicing customers/ additional deposits

Unbilled revenue - contract assets	$44,515	$59,868	$(15,353)	$64,775	$(80,128)
Customer deposits - contract liabilities	(129,655)	(102,421)	(27,234)	44,197	(71,431)
Net contract (liabilities) assets	$(85,140)	$(42,553)	$(42,587)

Contract liabilities at September 30, 2026 and March 31, 2026 include $7,025 and $4,560, respectively, of customer deposits for which the Company has an unconditional right to collect payment. Trade accounts receivable, as presented on the Condensed Consolidated Balance Sheets, includes corresponding balances at September 30, and March 31, 2026, respectively.

Receivables billed but not paid under retainage provisions in the Company’s customer contracts were $2,690 and $2,419 at September 30, and March 31, 2026, respectively.

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company also refers to this measure as backlog. As of September 30, 2026, the Company had remaining unsatisfied performance obligations of $561,276. The Company expects to recognize revenue on approximately 30% to 35% of the backlog within one year, 20% to 25% in one to two years and the remaining beyond two years.

NOTE 4 – INVENTORIES:

Inventories are stated at the lower of cost or net realizable value, using the average cost method.

Major classifications of inventories are as follows:

	September 30,	March 31,
	2026	2026
Raw materials and supplies	$11,519	$9,342
Work in process	41,096	39,685
Finished products	2,754	1,731
Total	$55,369	$50,758

NOTE 5 – INTANGIBLE ASSETS:

Intangible assets are comprised of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At September 30, 2026
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$19,600	$4,940	$14,660
Technology and technical know-how	9 - 20 years	26,550	4,467	22,083
Tradename	3 years	300	292	8
		$46,450	$9,699	$36,751

Intangibles not subject to amortization:
Goodwill	Indefinite	$37,326	$—	$37,326
Tradename	Indefinite	13,400	—	13,400
		$50,726	$—	$50,726

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At March 31, 2026
Intangibles subject to amortization:
Customer relationships	8 - 20 years	$19,600	$4,228	$15,372
Technology and technical know-how	9 - 20 years	26,550	3,318	23,232
Tradename	3 years	300	242	58
		$46,450	$7,788	$38,662

Intangibles not subject to amortization:
Goodwill	Indefinite	$38,078	$—	$38,078
Tradename	Indefinite	13,400	—	13,400
		$51,478	$—	$51,478

Intangible amortization was $955 and $498 for the three months ended September 30, 2026 and 2025, respectively, and $2,006 and $997 for the six months ended September 30, 2026 and 2025, respectively. Inventory step up amortization of $95 was expensed in the six months ended September 30, 2026. The estimated annual future amortization expense by fiscal year is as follows:

Annual Amortization
Remainder of 2027	$1,868
2028	3,721
2029	3,721
2030	3,721
2031	3,721
2032 and thereafter	19,999
Total intangible amortization	$36,751

The change in the carrying amount of goodwill is as follows:

Six Months Ended
September 30,
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

The following grants of time-vesting restricted stock units ("RSUs") and performance-vesting restricted stock units ("PSUs") were awarded during the six months ended September 30, 2026 and 2025:

	Vest 100% on First	Vest One-Third Per Year	Vest 100% on Third
	Anniversary (1)	Over Three-Year Term (1)	Anniversary (1)
		Officers and	Officers and	Total Shares
Three months ended September 30,	Directors	Key Employees	Key Employees	Awarded
2026
Time Vesting RSUs	5	19	—	24
Performance Vesting PSUs	—	1	25	26
2025
Time Vesting RSUs	11	17	—	28
Performance Vesting PSUs	—	—	42	42

(1)Subject to the terms of the applicable award.

The Company has an Employee Stock Purchase Plan, as amended (the "ESPP"), which allows eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of its fair market value on the lower of the last or first day of the six-month offering period. As of September 30, 2026, a total of 69 shares of common stock remain available to be purchased under the ESPP.

The Company has recognized equity-based compensation costs, which are primarily included in selling, general and administrative costs, as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted stock units	$735	$517	1,327	1,006
Employee stock purchase plan	47	36	100	79
	$782	$553	$1,427	$1,085

Income tax benefit recognized	$187	$127	$328	$248

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic income per share
Numerator:
Net income	$4,637	$3,090	$8,549	$7,685
Denominator:
Weighted average common shares outstanding	11,734	10,985	11,666	10,956
Basic income per share	$0.40	$0.28	$0.73	$0.70

Diluted income per share
Numerator:
Net income	$4,637	$3,090	$8,549	$7,685
Denominator:
Weighted average common shares outstanding	11,734	10,985	11,666	10,956
Restricted stock units outstanding	121	150	113	127
Weighted average common and potential common shares outstanding	11,855	11,135	11,779	11,083
Diluted income per share	$0.39	$0.28	$0.73	$0.69

NOTE 8 – PRODUCT WARRANTY LIABILITY:

The reconciliation of the changes in the product warranty liability is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$935	$731	$1,017	$786
Expense for product warranties	145	20	78	18
Product warranty claims paid	(206)	(14)	(221)	(67)
Balance at end of period	$874	$737	$874	$737

The product warranty liability is included in the line item accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9 – CASH FLOW STATEMENT:

Interest and income taxes paid as well as non-cash investing and financing activities are as follows:

	Six Months Ended
	September 30,
	2026	2025
Interest paid	$123	$117
Income taxes paid	145	27
Capital purchases recorded in accounts payable	823	873

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

As of September 30, 2026, the Company was subject to the claims noted above, as well as other potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which the Company is, or may become, a party to cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, management does not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

As of September 30, 2026, the Company has entered into operating leases with future fixed minimum lease payments of $1,567 that have not yet commenced. The Company has entered into operating leases with companies in which one of our Strategic Advisors, who was previously our Executive Chairman and Chief Executive Officer, holds a majority interest, for certain buildings, equipment and storage units in Arvada, Colorado. In connection with such leases, the Company made fixed minimum lease payments to the lessor of $261 and $254 during the three months ended September 30, 2026 and 2025, respectively, and $523 and $506 during the six months ended September 30, 2026 and 2025, respectively. The Company is obligated to make payments of $511 during the remainder of fiscal 2027. Future fixed minimum lease payments under these leases as of September 30, 2026 are $3,269.

NOTE 11 – INCOME TAXES:

The Company files federal and state income tax returns in several domestic and international jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Company is subject to U.S. federal examination for the tax years 2022 through 2025 and examination in state tax jurisdictions for the tax years 2021 through 2025. The Company is subject to examination in the People’s Republic of China for tax years 2022 through 2025 and in India for tax years 2022 through 2025. There was no liability for unrecognized tax benefits at either September 30, 2026 or March 31, 2026.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. In addition, the Company continues to explore tax planning opportunities that may have a material impact on its effective tax rate. The Company's effective tax rate for the second quarter of fiscal 2027 was 22%, compared with 27% in the second quarter of fiscal 2026. The effective tax rate for the first six months of fiscal 2027 was 16%, compared with 17% for the first six months of fiscal 2026. The lower effective tax rates in the first six months of fiscal 2027 and fiscal 2026 in comparison to the statutory rate were primarily due to the discrete tax benefit recognized in those periods related to the vesting of restricted stock units and the Company's improved stock price in comparison to when those units were granted. Additionally, the decrease in the effective tax rate in fiscal 2027, compared with fiscal 2026, was primarily due to the enactment of the One Big Beautiful Bill Act ("OBBB") on July 4, 2025, impacting the effective rate in fiscal 2026.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in accumulated other comprehensive loss by component for the three and six months ended September 30, 2026 and 2025 are as follows:

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2026	$(5,584)	$(265)	$(5,849)
Other comprehensive income before reclassifications	—	61	61
Amounts reclassified from accumulated other comprehensive loss	132	—	132
Net current-period other comprehensive income	132	61	193
Balance at June 30, 2026	(5,452)	(204)	(5,656)
Other comprehensive income before reclassifications	—	37	37
Amounts reclassified from accumulated other comprehensive loss	132	—	132
Net current-period other comprehensive income	132	37	169
Balance at September 30, 2026	$(5,320)	$(167)	$(5,487)

	Pension and Other Postretirement Benefit Items	Foreign Currency Items	Total
Balance at April 1, 2025	$(6,671)	$(316)	$(6,987)
Other comprehensive income before reclassifications	—	50	50
Amounts reclassified from accumulated other comprehensive loss	162	—	162
Net current-period other comprehensive income	162	50	212
Balance at June 30, 2025	(6,509)	(266)	(6,775)
Other comprehensive loss before reclassifications	—	(56)	(56)
Amounts reclassified from accumulated other comprehensive loss	161	—	161
Net current-period other comprehensive income (loss)	161	(56)	105
Balance at September 30, 2025	$(6,348)	$(322)	$(6,670)

The reclassifications out of accumulated other comprehensive loss by component for the three and six months ended September 30, 2026 and 2025 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended
	September 30,
	2026		2025
Pension and other postretirement benefit items:
Amortization of actuarial loss	$173	(1)	$210	(1)	Income before provision for income taxes
Tax effect	41		49		Provision for income taxes
	$132		$161		Net income

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statements of Income
	Six Months Ended
	September 30,
	2026		2025
Pension and other postretirement benefit items:
Amortization of actuarial loss	$346	(1)	$420	(1)	Income before provision for income taxes
Tax effect	82		97		Provision for income taxes
	$264		$323		Net income

(1)
These accumulated other comprehensive loss components are included within the computation of pension and other postretirement benefit costs.

NOTE 13 – DEBT:

On October 13, 2023, the Company entered into a new five-year revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo") that provided a $50,000 line of credit (the "Revolving Credit Facility"). Simultaneous with the close of the acquisition of FlackTek on January 23, 2026, the Company amended the Revolving Credit Facility to increase the limit to $80,000. The Revolving Credit Facility has a $25,000 sub-limit for letters of credit. As of September 30, 2026, there was $0 borrowed and $5,264 letters of credit outstanding on the Revolving Credit Facility.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which require the Company to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of September 30, 2026, the Company was in compliance with the financial covenants of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) a forward-looking term rate based on the secured overnight financing rate ("SOFR") for the applicable interest period, subject to a floor of 0.0% per annum or (ii) a base rate determined by reference to the highest of (a) the rate of interest per annum publicly announced by the Lender as its prime rate, (b) the federal funds rate plus 0.50% per annum and (c) one-month term SOFR plus 1.00% per annum, subject to a floor of 1.00% per annum, plus, in each case, an applicable margin. The applicable margins range between (i) 1.25% per annum and 2.50% per annum in the case of any term SOFR loan and (ii) 0.25% per annum and 1.50% per annum in the case of any base rate loan, in each case based upon the Company’s then-current consolidated total leverage ratio; provided, however, for a period of one year following the closing date, the applicable margin is set at 1.25% per annum in the case of any term SOFR loan and 0.25% per annum in the case of any base rate loan. As of September 30, 2026, the SOFR rate was 3.90%.

The Company is required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility during the applicable quarter at a per annum rate also determined by reference to the Company’s then-current consolidated total leverage ratio, which fee ranges between 0.10% per annum and 0.20% per annum. Any outstanding letters of credit issued under the Revolving Credit Facility will bear a fee equal to the daily amount drawn under such letters of credit multiplied by the applicable margin for the SOFR loans. As of September 30, 2026, the amount available under the Revolving Credit Facility was $74,736, subject to the interest and leverage covenants.

As of September 30, 2026, $306 letters of credit are outstanding with HSBC Bank USA, N.A. and are cash secured. These outstanding letters of credit are subject to a fee of between 0.75% and 0.85% per annum, depending on the term of the letter of credit. As of September 30, 2026, $38 letters of credit are outstanding with HSBC Bank, India and are cash secured. Additionally, we have a 20,000 RMB bank guaranty line of credit with China Citic Bank Co. LTD which had $565 letters of credit outstanding as of September 30, 2026. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. We also have a 445,000 INR bank guaranty line of credit with HSBC Bank, India. Outstanding letters of credit under this agreement are subject to a fee of 0.60% per annum. As of September 30, 2026, $1,872 letters of credit outstanding at HSBC Bank, India.

Total letters of credit outstanding as of September 30, 2026 and March 31, 2026 were $8,045 and $9,170, respectively.

NOTE 14 – SEGMENT INFORMATION:

The Company has one reporting segment as its operating segments meet the requirements for aggregation. The Company and its operating subsidiaries design and manufacture mission critical fluid, power, heat transfer, vacuum and advanced mixing technologies for the Defense, Space, Energy & Process industries. The Company also services and sells spare parts for its equipment. The Company's chief operating decision maker ("CODM") has been identified as its Chief Executive Officer who evaluates performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by our CODM, management, our Board of Directors, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in our industry. In addition, our CODM believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to fund future capital expenditures in the business. For additional information on Adjusted EBITDA, please see "Non-GAAP Measures" included in Part I, Item 2, of this Quarterly Report on Form 10-Q.

The following table provides our results as a reconciliation from consolidated Net income to our consolidated Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$4,637	$3,090	$8,549	$7,685
Acquisition & integration expense (income), net	991	(87)	2,170	(163)
Equity-based compensation	782	553	1,427	1,085
ERP implementation costs	45	29	188	52
Net interest income	(226)	(68)	(346)	(245)
Income tax expense	1,333	1,133	1,604	1,551
Depreciation & amortization	2,741	1,645	5,461	3,168
Adjusted EBITDA	$10,303	$6,295	$19,053	$13,133

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar and share amounts in thousands, except per share data)

Overview

We are a global leader in the design and manufacture of mission critical fluid, power, heat transfer, vacuum, and advanced mixing technologies for the Defense, Space, Energy & Process industries. For the Defense industry, our equipment is used in nuclear and non-nuclear propulsion, power, fluid transfer, thermal management, and advanced mixing systems. For the Space industry, our equipment is used in propulsion, power, thermal management, advanced mixing, and life support systems. For the Energy & Process industries we supply equipment for vacuum, heat transfer, advanced mixing, and fluid transfer applications used in oil refining, downstream chemical facilities, fertilizers, ethylene, methanol, edible oil, food & beverage, pulp & paper, medical, and multiple alternative energy applications such as hydrogen, small modular nuclear ("SMRs"), concentrated solar, lithium extraction, and geothermal processes.

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

Summary

Highlights for the three months ended September 30, 2026 include:

•
Net sales for the second quarter of fiscal 2027 were $69,760, up $3,733, or 6% compared with the second quarter of fiscal 2026 reflecting the strength of our diversified revenue base, as well as the acquisition of FlackTek, which added $9,517 to net sales during the quarter, partially offset by decreases in our traditional Energy markets, particularly to customers outside of the U.S, and an extraordinarily high level of material receipts in the second quarter of fiscal 2026. The increase in net sales included a $5,077 or 12% increase in sales to the Defense industry, primarily due to the timing of project milestones, new programs, growth in existing programs and capacity, and the addition of FlackTek, partially offset by approximately $10,000 of lower material receipts in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. Net sales to the Space industry increased 59%, or $2,374, primarily due to the impacts of commercialization and accelerated launch cadences, the ramp up of existing programs, as well as the FlackTek acquisition. Net sales for the quarter for the Energy & Process markets decreased $3,718 or 17%, driven by decreased sales in traditional Energy markets due to continued softness in investments in large capital projects caused by geopolitical uncertainties, partially offset by the addition of FlackTek and increased sales in New Energy such as SMRs. Sales to customers outside of the U.S., which predominately are in the Energy & Process markets, of $4,949 were down $5,980 or 55% compared with the second quarter of fiscal 2026 and primarily related to decreases in our Asia markets. Aftermarket sales to the Energy & Process and Defense markets of $8,561 were down 3% compared with the second quarter of fiscal 2026 but remained at high levels.
•
Gross profit for the second quarter of fiscal 2027 was $19,673, up $5,367 or 38% compared with the second quarter of fiscal 2026 primarily due to an increase in gross profit margin to 28.2% for the quarter compared with 21.7% in the second quarter of fiscal 2026, as well as the increase in net sales discussed above. The increase in gross profit margin reflects the impacts of operational improvements on new and existing programs, the addition of FlackTek, and mix of sales during the second quarter of fiscal 2027, in particular, the composition of the current mix of programs in the Space and Defense markets, and an extraordinarily high level of material receipts, which carry a lower profit margin, in the second quarter of fiscal 2026.
•
Selling, general and administrative expenses ("SG&A"), including intangible amortization, for the second quarter of fiscal 2027 increased $3,427, or 34%, over the prior year second quarter. Acquisition and integration expenses contributed $667 of the increase compared to the second quarter of fiscal 2026. Additionally, incremental SG&A from the acquisition of FlackTek accounted for $2,255 of the increase. The remaining increases primarily reflect investments we are making in our people, our processes, and our technology, which we expect to be approximately $2,500 of incremental costs for fiscal 2027, partially offset by a reduction in costs related to the BN Performance Bonus. In connection with the acquisition of Barber-Nichols, LLC ("BN"), we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award based on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which could range between $2,000 to $4,000 per year (the "BN Performance Bonus"). The BN Performance Bonus is no longer in effect in fiscal 2027. During the second quarter of fiscal 2026, we recorded $1,076 related to the BN Performance Bonus inclusive of applicable payroll taxes and no expense was recorded in the second quarter of fiscal 2027.
•
Net income and income per diluted share for the second quarter of fiscal 2027 were $4,637 and $0.39, respectively, compared with net income and income per diluted share of $3,090 and $0.28, respectively, for the second quarter of fiscal 2026. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2027 were $6,170 and $0.52, respectively, compared with adjusted net income and adjusted net income per diluted share of $3,429 and $0.31, respectively, for the second quarter of fiscal 2026. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP amount.
•
Orders booked in the second quarter of fiscal 2027 were $73,701, or 1.1x net sales, compared with $83,200 in the second quarter of fiscal 2026, a decrease of $9,499, or 11%. Aftermarket orders for the Energy & Process and Defense markets for the second quarter of fiscal 2027 increased 91% to $18,312, compared with $9,604 in the second quarter of fiscal 2026. Orders in the Space industry, while down $4,160, or 28%, for the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026, are up $9,793, or 64%, for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The book-to-bill ratio for the Space industry in the six months ended September 30, 2026 is 2.0x. Orders in the Energy & Process markets for the second quarter of fiscal 2027 increased $181, or 1%, compared to the second quarter of fiscal 2026, as orders for large capital projects for the Energy & Process market remained slow during the three months ended September 30, 2026, partially offsetting increases in Aftermarket orders in Energy & Process. Note that our orders tend to be lumpy given the nature of our business (i.e. large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size. For the second quarter of fiscal 2027 our book-to-bill ratio was 1.1x and for the six months ended September 30, 2026 was 1.2x. Our annual book-to-bill goal is 1.1x. Backlog reached a record $561,276 at September 30, 2026, compared with $532,637 and $500,072 at March 31, 2026 and September 30, 2025, respectively. For more information on these key performance indicators see "Orders, Backlog, and Book-to-Bill Ratio" below.
•
Cash and cash equivalents at September 30, 2026 were $71,427, compared with $6,580 at March 31, 2026. Cash provided by operating activities for the first six months of fiscal 2027 of $34,070 was offset by capital expenditures of $4,855 as we continue to invest in process improvement and longer-term growth opportunities. As of September 30, 2026 we had no debt outstanding. For more information see "Liquidity and Capital Resources" below.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q and other documents we file with the Securities and Exchange Commission ("SEC") include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of this Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any future results implied by the forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "believe," "continue," "could," "estimate," "can," "may," "intend," "expect," "likely," "plan," "goal," "predict," "project," "outlook," "potential," "will," "future," and similar words and expressions.

Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements including, but not limited to, those described in the "Risk Factors" section in Item 1A of our Annual Report on Form 10-K for fiscal 2026 and elsewhere in the reports we file with the SEC. Undue reliance should not be placed on our forward-looking statements. New risks and uncertainties arise from time to time, and we cannot predict these events or how they may affect us and cause actual results to differ materially from those expressed or implied by our forward-looking statements. Therefore, you should not rely on our forward-looking statements as predictions of future events. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Space - Our turbomachinery, pumps, and cryogenic products and market access provide revenue and growth potential in the commercial Space/Aerospace markets. The commercial Space market has grown and evolved rapidly, and we provide full life-cycle support for rocket engine turbopump systems and components, as well as advanced mixing systems, to many of the industry leading launch providers for satellites. We expect that in the long-term, extended space exploration will become more prevalent, and we anticipate that our thermal/fluid management and environmental control and life support system turbomachinery and advanced mixing systems will play important roles. We are also participating in future aerospace power and propulsion system development through supply of fluid and thermal management systems components. Small, power-dense systems are imperative for these applications, and we believe our technology and expertise will enable us to achieve sales growth in this market. Sales and orders to the Space industry are variable in nature and many of our customers, who are key players in the industry, have yet to achieve profitability and may be unable to continue operations without additional funding. As a result, future revenue and growth in this market can be uncertain due to high dependency on launch provider commercialization, timing, and success.

Energy & Process - Our traditional Energy markets are undergoing significant transition. While we expect that fossil fuels will continue to be an important component in the global Energy industry for many years to come, there are significant changes in the priorities for capital investments by our customers and the regions in which those investments are being made. We expect that the systemic changes in the Energy markets, which are influenced by the increasing use by consumers of alternative fuels and government policies to stimulate their usage, will likely lead to demand growth for fossil-based fuels that is less than the global growth rate. Accordingly, as of late we are seeing the timing of large capital project orders in our traditional Energy & Process markets being pushed out due to volatility in gas prices, tariffs, and geopolitical uncertainty, which has caused customers to delay capital investment. Accordingly, we believe that in the near term the quantity of projects available for us to compete for will remain low and that new project pricing will remain challenging. Additionally, we believe that the majority of new capital investment orders in our traditional Energy markets will be outside the U.S., such as India and the Middle East. Finally, over the last few years we have experienced an increase in our Energy & Process Aftermarket orders primarily from the domestic market as our customers continue to maintain and invest in the facilities they currently operate and we expect that trend to continue for the foreseeable future.

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

The alternative and clean energy opportunities for our heat transfer, power production, and fluid transfer systems are expected to continue to grow. We assist in designing, developing, and producing equipment for hydrogen production, distribution and fueling systems, concentrated solar power and storage, SMRs, bio-energy products, and geothermal power generation. As a result of increased energy demands driven by population growth, crypto-currency mining, and artificial intelligence ("AI") data centers, we have seen an increase in activity and orders related to SMRs which we expect to continue for the foreseeable future. We believe we are positioned to be a significant contributor as these markets continue to develop.

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

As illustrated below, we have succeeded over the last several years with our strategy to increase our participation in the Defense market, which comprised 83% of our total backlog at September 30, 2026.

*Note: "FYE" refers to fiscal year ended March 31. For more information on this key performance indicator see "Orders, Backlog, and Book-to-Bill Ratio" below.

Results of Operations

To better understand the significant factors that influenced our performance during the periods presented, the following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$69,760	$66,027	$141,102	$121,514
Gross profit	$19,673	$14,306	$37,474	$29,027
Gross profit margin	28.2%	21.7%	26.6%	23.9%
SG&A expenses	$13,653	$10,226	$26,714	$20,059
SG&A as a percent of sales	19.6%	15.5%	18.9%	16.5%
Net income	$4,637	$3,090	$8,549	$7,685
Income per diluted share	$0.39	$0.28	$0.73	$0.69

The following tables provide our net sales by product line and geographic region including the percentage of total and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended						Six Months Ended
	September 30,				Change		September 30,				Change
Market	2026	%	2025	%	$	%	2026	%	2025	%	$	%
Defense	$45,827	66%	$40,750	62%	$5,077	12%	$87,210	62%	$70,285	58%	$16,925	24%
Space	6,373	9%	3,999	6%	2,374	59%	12,660	9%	7,377	6%	5,283	72%
Energy & Process	17,560	25%	21,278	32%	(3,718)	-17%	41,232	29%	43,852	36%	(2,620)	-6%
Net sales	$69,760	100%	$66,027	100%	$3,733	6%	$141,102	100%	$121,514	100%	$19,588	16%

Geographic Region
United States	$64,811	93%	$55,098	83%	$9,713	18%	$129,274	92%	$101,420	83%	$27,854	27%
International	4,949	7%	10,929	17%	(5,980)	-55%	11,828	8%	20,094	17%	(8,266)	-41%
Net sales	$69,760	100%	$66,027	100%	$3,733	6%	$141,102	100%	$121,514	100%	$19,588	16%

Second Quarter and First Six Months of Fiscal 2027 Compared with Second Quarter and First Six Months of Fiscal 2026

Net sales for the second quarter of fiscal 2027 were $69,760, up $3,733, or 6% compared with the second quarter of fiscal 2026 reflecting the strength of our diversified revenue base, as well as the acquisition of FlackTek, which added $9,517 to net sales during the quarter, partially offset by decreases in our traditional Energy markets, particularly to customers outside of the U.S, and an extraordinarily high level of material receipts in the second quarter of fiscal 2026. The increase in net sales included a $5,077 or 12% increase in sales to the Defense industry, primarily due to the timing of project milestones, new programs, growth in existing programs and capacity, and the addition of FlackTek, partially offset by approximately $10,000 of lower material receipts in the second quarter of 2027 compared to the second quarter of 2026. Net sales to the Space industry increased 59%, or $2,374, primarily due to the impacts of commercialization and accelerated launch cadences, the ramp up of existing programs, as well as the FlackTek acquisition. Net sales for the quarter for the Energy & Process markets decreased $3,718 or 17%, driven by decreased sales in traditional Energy markets due to continued softness in investments in large capital projects caused by geopolitical uncertainties, partially offset by the addition of FlackTek and increased sales in New Energy such as SMRs. Aftermarket sales to the Energy & Process and Defense markets of $8,561 were down 3% compared with the second quarter of fiscal 2026 but remained at high levels.

Domestic sales as a percentage of aggregate sales were 93% in the second quarter of fiscal 2027 compared with 83% in the second quarter of fiscal 2026. These sales were primarily to the U.S. Defense market, which represented 66% of net sales for the second quarter of fiscal 2027 compared to 62% in the prior year period. Sales to customers outside of the U.S., which predominately are in the Energy & Process markets, of $4,949 were down $5,980 or 55% compared with the second quarter of fiscal 2026 and primarily related to decreases in our Asia markets.

Net sales for the first six months of fiscal 2027 increased $19,588, or 16%, from the first six months of fiscal 2026. The increase was across multiple markets, including a $16,925, or 24%, increase in sales in the Defense market, primarily due to timing of project milestones, as well as new programs, growth in existing programs, and the FlackTek acquisition. Sales to the Space market increased $5,283, or 72%, over the prior year period, due to new programs and the ramp up of existing programs, as well as the FlackTek acquisition. Sales to the Energy & Process markets decreased $2,620, or 6%, primarily due to push outs on large capital project activity, partially offset by growth in New Energy markets, which increased $2,232, or 150%, from the prior year period, as well as the FlackTek acquisition. Aftermarket sales to the Energy & Process and Defense markets of $18,232 increased 8% from the prior year period.

Domestic sales as a percentage of aggregate sales were 92% for the first six months of fiscal 2027 compared with 83% in the prior year period. These sales were primarily to the U.S. Defense market, which represented 62% of net sales for the first six months of fiscal 2027 compared to 58% in the prior year period. Sales to customers outside of the U.S., which predominately are in the Energy & Process markets, of $11,828 were down $8,266 or 41% compared with the first six months of fiscal 2026 and primarily related to decreases in our Asia markets. Fluctuation in sales among markets, products and geographic locations varies, sometimes significantly, from quarter-to-quarter based on timing and magnitude of projects. See also "Current Market Conditions," above. For additional information on anticipated future sales and our markets, see "Orders, Backlog, and Book-to-Bill Ratio" below.

Gross profit for the second quarter of fiscal 2027 was $19,673, up $5,367 or 38% compared with the second quarter of fiscal 2026 primarily due to an increase in gross profit margin to 28.2% for the quarter compared with 21.7% in the second quarter of fiscal 2026, as well as the increase in net sales discussed above. The increase in gross profit margin reflects the impacts of operational improvements on new and existing programs, the addition of FlackTek, and mix of sales during the second quarter of fiscal 2027, in particular, the composition of the current mix of programs in the Space and Defense markets, and an extraordinarily high level of material receipts, which carry a lower profit margin, in the second quarter of fiscal 2026. Gross profit and margin for the first six months of fiscal 2027 was $37,474 and 26.6%, respectively, compared with gross profit and margin for the first six months of fiscal 2026 of $29,027 and 23.9%, respectively. The increases to gross profit and margin in the first six months of fiscal 2027 compared to the first six months of fiscal 2026 are consistent with the increases in the second quarter of fiscal 2027 to the second quarter of fiscal 2026.

Changes in SG&A expense, including amortization expense, for the three and six months ending September 30, 2026 versus the comparable prior year periods are as follows:

	Change Q2 FY27 vs. Q2 FY26	Change YTD Q2 FY27 vs. YTD Q2 FY26
Personnel costs	$675	$1,340
Acquisition & integration expense	667	1,269
FlackTek	2,255	4,075
Performance-based compensation	(92)	(106)
Professional fees	815	533
Equity-based compensation	223	337
ERP implementation costs	16	136
IT-related costs	587	1,297
Bad debt expense	(485)	(418)
BN Performance Bonus	(1,076)	(2,153)
All other	(158)	345
Total SG&A change	$3,427	$6,655

The increase in SG&A expense, including intangible amortization, is primarily driven by the incremental SG&A from the acquisition of FlackTek, which accounted for $2,255 of the increase in the second quarter and $4,075 of the increase in the first six months of fiscal 2027 compared to the prior year periods. The remaining increases in SG&A expenses primarily reflect increases in acquisition and integration expenses, as well as investments we are making in our people, our processes, and our technology, which we expect to be approximately $2,500 of incremental costs for fiscal 2027, partially offset by a reduction to the BN Performance Bonus. In connection with the acquisition of BN, we entered into a Performance Bonus Agreement to provide employees of BN with a supplemental performance-based award on the achievement of BN performance objectives for fiscal 2024, 2025, and 2026, which could range between $2,000 to $4,000 per year. The BN Performance Bonus is no longer in effect in fiscal 2027. During the three and six months ended September 30, 2025, we recorded $1,076 and $2,153, respectively, related to the BN Performance Bonus inclusive of applicable payroll taxes and no expense was recorded in the three and six months ended September 30, 2026.

Other operating expense (income) primarily represents the change in fair value of contingent earn-out liabilities and was an expense of $188 and $776 for the three and six month periods ended September 30, 2026, respectively, compared with income of $191 and $267 for comparable prior year periods of fiscal 2026. The change in fair value in the current year periods is predominately due to operating results and probabilities of achieving targets for recent acquisitions.

Net interest income for the second quarter and first six months of fiscal 2027 was $226 and $346, respectively, compared to net interest income of $68 and $245 for the comparable periods of fiscal 2026, respectively. This increase in net interest income was primarily due to higher average cash balances and interest rates compared to the prior year periods.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBB"), enacting a broad range of tax reform provisions, including extending and modifying certain domestic and international Tax Cut & Jobs Act provisions and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Only certain provisions had financial reporting implications at the time of enactment due to varying effective dates and discretionary elections. The enactment of the OBBB in the second quarter of fiscal 2026 resulted in an increase to our expected effective tax rate for fiscal 2026 of approximately 200 basis points but is expected to result in approximately $8,000 in cash tax savings over the next two years due to the bonus depreciation provisions of the OBBB and changes to the research and development Section 174 rules. These cash tax savings are expected to more than offset the impact of the effective tax rate increase.

Our effective tax rate for the second quarter of fiscal 2027 was 22%, compared with 27% in the second quarter of fiscal 2026. Our effective tax rate for the first six months of fiscal 2027 was 16%, compared with 17% for the first six months of fiscal 2026. Our effective tax rate can vary significantly from quarter to quarter depending on the level of projected pre-tax income, the amount of projected income derived from our higher tax rate foreign subsidiaries, changes in tax laws, as well as the timing of discrete tax items, primarily related to the vesting of restricted stock awards. The lower effective tax rates in the first six months of fiscal 2027 and fiscal 2026 in comparison to the statutory rate were primarily due to the discrete tax benefit recognized in those periods related to the vesting of restricted stock units and the Company's improved stock price in comparison to when those units were granted. The decrease in our effective tax rate for current year periods compared to the prior year periods is primarily due to the enactment of the OBBB discussed above.

The net result of the above is that net income and income per diluted share for the second quarter of fiscal 2027 were $4,637 and $0.39, respectively, compared with $3,090 and $0.28, respectively, for the second quarter of fiscal 2026. Adjusted net income and adjusted net income per diluted share for the second quarter of fiscal 2027 were $6,170 and $0.52, respectively, compared with adjusted net income and adjusted net income per diluted share of $3,429 and $0.31, respectively, for the second quarter of fiscal 2026.

Net income and income per diluted share for the first six months of fiscal 2027 were $8,549 and $0.73, respectively, compared with net income of $7,685 and $0.69, respectively, for the first six months of fiscal 2026. Adjusted net income and adjusted net income per diluted share for the first six months of fiscal 2027 were $11,908 and $1.01, respectively, compared with adjusted net income of $8,367 and $0.75, respectively, for the first six months of fiscal 2026. See "Non-GAAP Measures" below for a reconciliation of adjusted net income and adjusted net income per diluted share to the comparable GAAP (defined below) measure.

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

Adjusted EBITDA excludes charges for depreciation, amortization, interest (income) expense, income taxes, acquisition and integration expense (income), equity-based compensation, ERP implementation costs, and other unusual/nonrecurring items. Adjusted net income and adjusted net income per diluted share exclude intangible amortization, acquisition and integration expense (income), ERP implementation costs, other unusual/nonrecurring items, and the related tax impacts of those adjustments.

A reconciliation of adjusted EBITDA, adjusted net income and adjusted net income per diluted share to net income in accordance with GAAP is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$4,637	$3,090	$8,549	$7,685
Acquisition & integration expense (income), net	991	(87)	2,170	(163)
Equity-based compensation	782	553	1,427	1,085
ERP implementation costs	45	29	188	52
Net interest income	(226)	(68)	(346)	(245)
Income tax expense	1,333	1,133	1,604	1,551
Depreciation & amortization	2,741	1,645	5,461	3,168
Adjusted EBITDA	$10,303	$6,295	$19,053	$13,133

Net Sales	69,760	66,027	141,102	121,514
Net income as a % of revenue	6.6%	4.7%	6.1%	6.3%
Adjusted EBITDA as a % of revenue	14.8%	9.5%	13.5%	10.8%

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$4,637	$3,090	$8,549	$7,685
Acquisition & integration expense (income), net	991	(87)	2,170	(163)
Amortization of intangible assets	955	498	2,005	997
ERP implementation costs	45	29	188	52
Tax impact of adjustments(1)	(458)	(101)	(1,004)	(204)
Adjusted net income	$6,170	$3,429	$11,908	$8,367

GAAP net income per diluted share	$0.39	$0.28	$0.73	$0.69
Adjusted net income per diluted share	$0.52	$0.31	$1.01	$0.75
Diluted weighted average common shares outstanding	11,855	11,135	11,779	11,083

(1) Applies a normalized tax rate to non-GAAP adjustments, which are pre-tax, based upon the statutory tax rate of 23%.

Acquisition and integration expense (income), net are incremental costs that are directly related to, and as a result of acquisition related activity and the subsequent accounting for contingent earn-out liabilities. These costs (income) may include, among other things, professional, consulting, travel expenses, and other fees, system integration costs, and contingent consideration fair value adjustments. ERP implementation costs primarily relate to consulting costs (training, data conversion, and project management) incurred in connection with the ERP system being implemented throughout our Batavia, New York facility in order to enhance efficiency and productivity and are not expected to recur once the project is completed.

Liquidity and Capital Resources

The following discussion should be read in conjunction with our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
	2026	2026
Cash and cash equivalents	$71,427	$6,580
Working capital (1)	43,202	184
Working capital ratio(1)	1.2	1.0

(1)
Working capital equals current assets minus current liabilities. Working capital ratio equals current assets divided by current liabilities.

Net cash provided by operating activities for the first six months of fiscal 2027 was $34,070 compared with $11,324 for the first six months of fiscal 2026. This increase was primarily due to the timing of collection of accounts receivable and customer deposits, as well as increases in cash net income.

Capital expenditures for the first six months of fiscal 2027 was $4,855 compared to $11,148 for the comparable period in fiscal 2026. Capital expenditures for fiscal 2027 relate to machinery and equipment, as well as for buildings and leasehold improvements to support our growth and productivity improvement initiatives.

Capital expenditures for fiscal 2027 are expected to be between $15,000 and $20,000 and relate to the continued investing in automation, advanced manufacturing capacity and capabilities, our technology, and strategic growth initiatives intended to support long-term scalable growth and margin expansion, and are expected to generate returns on invested capital above 20%. During the second quarter of fiscal 2027 we began construction of a new 30,000 square foot manufacturing facility adjacent to our BN campus on land that was purchased several years ago and is expected to be completed in the second quarter of fiscal 2028. We estimate that our maintenance capital spend is approximately $2,500 per year. For the next several years we expect capital expenditures to be approximately 7% to 10% of sales each year as we continue to invest in our business in order to support our long-term organic growth goals.

On April 14, 2026, we entered into a Securities Purchase Agreement with certain accounts advised by T. Rowe Price Investment Management, Inc. pursuant to which we agreed to sell an aggregate of 600 shares of common stock, par value $0.10 per share for $83.36 per share, based upon the 20-day average closing price of the Company's common stock on the New York Stock Exchange on April 13,

2026, for aggregate proceeds of $50,000. We utilized $13,000 of the proceeds for debt repayment and are expected to utilize the remaining proceeds to help fund future investment in organic and inorganic growth opportunities.

Cash and cash equivalents were $71,427 at September 30, 2026 compared with $6,580 at March 31, 2026, an increase of $64,847 primarily due to cash provided by financing activities of $34,473 and cash provided by operations of $34,070. At September 30, 2026, approximately $343 of our cash and cash equivalents is used to secure our letters of credit and $4,804 of our cash is held by our China and India subsidiaries.

On October 13, 2023, we entered into a five-year revolving credit facility with Wells Fargo that provides a $50,000 line of credit (the "Revolving Credit Facility"). Simultaneous with the close of the acquisition of FlackTek on January 23, 2026, the Company amended the Revolving Credit Facility to increase the line of credit to $80,000. As of September 30, 2026, there were no borrowings and $5,264 letters of credit outstanding on the Revolving Credit Facility and the amount available to borrow was $74,736, subject to interest and leverage covenants.

The Revolving Credit Facility contains customary terms and conditions, including representations and warranties and affirmative and negative covenants, as well as financial covenants for the benefit of Wells Fargo, which requires us to maintain (i) a consolidated total leverage ratio not to exceed 3.50:1.00 and (ii) a consolidated fixed charge coverage ratio of at least 1.20:1.00, in both cases computed in accordance with the definitions and requirements specified in the Revolving Credit Facility. As of September 30, 2026, we were in compliance with the financial covenants of the Revolving Credit Facility and our leverage ratio as calculated in accordance with the terms of the Revolving Credit Facility was 0.3x.

The Revolving Credit Facility contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions, and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the six months ended September 30, 2026, or during fiscal 2026 and currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

We did not have any off-balance sheet arrangements as of September 30, 2026 and March 31, 2026, other than letters of credit incurred in the ordinary course of business.

We believe that cash generated from operations combined with the liquidity provided by available financing capacity under the Revolving Credit Facility, will be adequate to meet our cash needs for the immediate future.

Our capital allocation strategy includes disciplined and selective acquisitions to supplement organic growth, expand our capabilities and extend our participation across our product lifecycle. We intend to allocate capital to acquisition opportunities that complement our existing businesses, strengthen our positions in targeted markets and support long-term profitable growth and shareholder value creation. Depending on the size and terms of a transaction, acquisition consideration may include a combination of cash, stock and contingent earnout payments. We evaluate these opportunities in the context of our liquidity, capital commitments, and borrowing capacity, with a focus on maintaining a strong balance sheet and financial flexibility.

Orders, Backlog, and Book-to-Bill Ratio

In addition to the non-GAAP measures discussed above, management uses the following key performance metrics to analyze and measure the Company's financial performance and results of operations: orders, backlog, and book-to-bill ratio. Management uses orders and backlog as measures of current and future business and financial performance and these may not be comparable with measures provided by other companies. Orders represent definitive agreements with customers to provide products and/or services. Backlog is defined as the total dollar value of orders received for which revenue has not yet been recognized. Total backlog can include both funded and unfunded orders under government contracts. Approximately 85% of our Defense backlog is funded. Management believes tracking orders and backlog are useful as it often times is a leading indicator of future performance. In accordance with industry practice, contracts may include provisions for cancellation, termination, or suspension at the discretion of the customer.

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

The following table provides our orders by market and geographic region including the percentage of total orders and change in comparison to the prior year for each category and period presented. Percentages may not sum to the total due to rounding:

	Three Months Ended						Six Months Ended
	September 30,				Change		September 30,				Change
Market	2026	%	2025	%	$	%	2026	%	2025	%	$	%
Defense	$41,785	57%	$47,305	57%	$(5,520)	-12%	$103,613	61%	$153,995	74%	$(50,382)	-33%
Space	10,619	14%	14,779	18%	(4,160)	-28%	24,985	15%	15,192	7%	9,793	64%
Energy & Process	21,297	29%	21,116	25%	181	1%	40,953	24%	39,911	19%	1,042	3%
Total orders	$73,701	100%	$83,200	100%	$(9,499)	-11%	$169,551	100%	$209,098	100%	$(39,547)	-19%
Book-to-Bill Ratio	1.1		1.3				1.2		1.7

Geographic Region
United States	$61,394	83%	$80,178	96%	$(18,784)	-23%	$153,063	90%	$202,671	97%	$(49,608)	-24%
International	12,307	17%	3,022	4%	9,285	307%	16,488	10%	6,427	3%	10,061	157%
Total orders	$73,701	100%	$83,200	100%	$(9,499)	-11%	$169,551	100%	$209,098	100%	$(39,547)	-19%

Orders booked in the second quarter of fiscal 2027 were $73,701 or 1.1x net sales for the quarter. Orders booked for the first six months of fiscal 2027 were $169,551 or 1.2x net sales for the period. As a result, backlog increased $4,059, or 1% during the quarter and $28,639, or 5%, for the first six months of fiscal 2027 to $561,276 at September 30, 2026. Orders in the second quarter of fiscal 2027 decreased $9,499, or 11%, compared to the second quarter of fiscal 2026.

Orders for the first six months of fiscal 2027 decreased $39,547, or 19%, compared to the first six months of fiscal 2026. Aftermarket orders for the Energy & Process and Defense markets remained strong in the second quarter of fiscal 2027, and were $18,312, increasing 91%, or $8,708, compared to the second quarter of fiscal 2026. Space orders for the first six months of fiscal 2027 totaled $24,985, or 2.0x net Space sales for the period. Aftermarket orders for the Energy & Process and Defense markets for the first six months of fiscal 2027 were $29,211, increasing 46%, or $9,267, compared to the prior year period. Orders in the Energy & Process markets for the second quarter of fiscal 2027 increased $181, or 1%, compared to the second quarter of fiscal 2026, as orders for large capital projects for the Energy & Process market remained slow during the three and six month periods ended September 30, 2026, partially offsetting increases in Aftermarket orders in Energy & Process. Note that our orders tend to be lumpy given the nature of our business (i.e., large capital projects) and in particular, orders to the Defense industry, which span multiple years and can be significantly larger in size.

Orders to the U.S. represented 90% of total orders for the first six months of fiscal 2027 compared to 97% for the prior year. These orders were primarily to the Defense market which represented 61% of orders for the first six months of fiscal 2027 and are U.S. based. The increase in International orders during the second quarter of fiscal 2027 was primarily due to a large vacuum system order for an oil refinery in Venezuela.

The following table provides our backlog by market, including the percentage of total backlog, for each category and period presented. Percentages may not sum to the total due to rounding:

	September 30,		September 30,		Change
Market	2026	%	2025	%	$	%
Defense	$466,380	83%	$424,323	85%	$42,057	10%
Space	49,630	9%	23,897	5%	25,733	108%
Energy & Process	45,266	8%	51,852	10%	(6,586)	-13%
Total backlog	$561,276	100%	$500,072	100%	$61,204	12%

Backlog was at $561,276 at September 30, 2026, a 12% increase over the prior year period. We expect to recognize revenue on approximately 30% to 35% of the backlog within one year, 20% to 25% in one to two years and the remaining beyond two years. The majority of the orders that are expected to convert beyond twenty-four months are for the Defense industry, specifically the U.S. Navy that have a long conversion cycle (up to six years).

Outlook

Based upon the results for the second quarter of fiscal 2027, as well as our expectations for the remainder of the fiscal year, we are updating our full year fiscal 2027 guidance provided earlier this year as follows ($ in thousands):

	New Guidance	Previous Guidance
Net Sales	$285,000 to $295,000	$285,000 to $295,000
Gross Profit	25.0% - 26.0% of sales	24.5% - 25.5% of sales
SG&A Expenses (Including Amortization)(1)(2)	17.5% - 18.5% of sales	16.5% - 17.5% of sales
Tax Rate	18% to 20%	18% to 20%
Adjusted EBITDA(2)(3)	$35,000 to $40,000	$35,000 to $40,000
Capital Expenditures	$15,000 to $20,000	$18,000 to $22,000

(1) Includes approximately $4,500 to $5,500 of equity-based compensation, net acquisition & integration costs, and ERP conversion costs included in SG&A expense.
(2) Includes approximately $2,500 of incremental costs to invest in people, processes, and technology to enable future growth and accelerate the commercialization of Graham products and technologies.

(3) Excludes net interest (income) expense, income taxes, depreciation and amortization from net income, as well as approximately $6,000 to $7,000 of equity-based compensation, net acquisition & integration costs, and ERP conversion costs.

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

As of September 30, 2026, we are subject to the claims noted above, as well as other legal proceedings and potential claims that have arisen in the ordinary course of business. Although the outcome of the lawsuits, legal proceedings or potential claims to which we are or may become a party cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made for the majority of the claims, we do not believe that the outcomes, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position or cash flows. See Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

New Accounting Pronouncements

In the normal course of business, management evaluates all new Accounting Standards Updates and other accounting pronouncements issued by the Financial Accounting Standards Board, SEC, or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Other than those discussed in the Condensed Consolidated Financial Statements, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements. For discussion of the newly issued accounting pronouncements see Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

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

Foreign Currency

International consolidated sales for the first six months of fiscal 2027 were 8% of total sales. Operating in markets throughout the world exposes us to movements in currency exchange rates. Currency movements can affect sales in several ways, the foremost being our ability to compete for orders against foreign competitors that base their prices on relatively weaker currencies. Business lost due to competition for orders against competitors using a relatively weaker currency cannot be quantified. In addition, cash can be adversely impacted by the conversion of sales made by us in a foreign currency to U.S. dollars. In the first six months of fiscal 2027 and fiscal 2026, substantially all sales by us and our wholly-owned subsidiaries, for which we were paid, were denominated in the local currency of the respective subsidiary (U.S. dollars, Chinese RMB or India INR). For the first six months of fiscal 2027, foreign currency exchange rate fluctuations increased our cash balances by $101 primarily due to the weakening of the U.S. dollar relative to the Chinese RMB offset by strengthening of the U.S. dollar relative to the India INR.

We have limited exposure to foreign currency purchases. In the first six months of fiscal 2027, our purchases in foreign currencies represented less than 1% of the cost of products sold. At certain times, we may enter into forward foreign currency exchange rate agreements to hedge our exposure against potential unfavorable changes in foreign currency values on significant sales and purchase contracts negotiated in foreign currencies. Forward foreign currency exchange rate contracts were not used in the periods being reported in this Form 10-Q and as of September 30, 2026 and March 31, 2026, we held no forward foreign currency contracts.

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

Interest Rate Risk

In order to fund our strategic growth objectives, including acquisitions, from time to time we may borrow funds under our Revolving Credit Facility through Wells Fargo that bears interest at a variable rate. As part of our risk management activities, we evaluate the use of interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. As of September 30, 2026, we had no variable rate debt outstanding on our Revolving Credit Facility and no interest rate derivatives outstanding. See "Debt" in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about our outstanding debt.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, there have been no other material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company's Form 10-K for the fiscal year ended March 31, 2026.

Our enterprise resource planning system utilized at our facilities in Batavia, NY is aging, and we may experience issues from implementation of a new enterprise resource planning system.

We have an enterprise resource planning system ("ERP") to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP at our Batavia, NY operations is aging and we began implementing a new ERP during fiscal 2024, which is expected to go live in the third quarter of fiscal 2027. ERP implementations are complex, distracting to the business and management, and time-consuming. In addition, ERP implementations involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the new ERP; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of our new ERP could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, or otherwise operate our business. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, or our ability to assess it adequately could be delayed. Further, we may not realize the benefits we anticipate should all or part of the ERP upgrade implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of our entire operations and have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer

None

Dividend Policy

Our revolving credit facility with Wells Fargo contains terms that may, under certain circumstances as defined in the agreement, restrict our ability to declare or pay dividends. Any determination by our Board of Directors regarding dividends in the future will depend on a variety of factors, including our future financial performance, organic and inorganic growth opportunities, general economic conditions and financial, competitive, regulatory, and other factors, many of which are beyond our control. We did not pay any dividends during the six months ended September 30, 2026 or during fiscal 2026 and we currently have no intention to pay dividends for the foreseeable future. There can be no guarantee that we will pay dividends in the future.

Item 6. Exhibits

INDEX OF EXHIBITS

(10) +#	10.1	Employment Agreement, by and between Graham Corporation and Richard Scholes, dated August 10, 2026

(31)	Rule 13a-14(a)/15d-14(a) Certifications

+	31.1	Certification of Principal Executive Officer

+	31.2	Certification of Principal Financial Officer

(32)	Section 1350 Certification

++	32.1	Section 1350 Certifications

(101)	Interactive Data File

+	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+	101.SCH	Inline XBRL Taxonomy Extension Schema Document

+	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

+	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

+	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File embedded within the Inline XBRL document

	+ ++ #	Exhibit filed with this report Exhibit furnished with this report Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM CORPORATION
By:	/s/ CHRISTOPHER J. THOME
Christopher J. Thome
Vice President-Finance, Chief Financial Officer,
Chief Accounting Officer, and Treasurer
(On behalf of the Registrant and as Principal Financial Officer)

Date: November 5, 2026